Form 10-Q
period 1996-06-30
PEGASYSTEMS INC
filed 1996-09-03
CIK 1013857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Period Ended June 30, 1996.
                                      or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition Period From          to         .
                                                          ---------  ---------

Commission file number 1-11859


                                PEGASYSTEMS INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Massachusetts                             04-2787865
- ------------------------------------------- ---------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

              101 Main Street
          Cambridge, Massachusetts                     02142-1590
- ------------------------------------------- ----------------------------------
  (Address of principal executive office)              (Zip Code)


                                 (617) 374-9600
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
- -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days.
      Yes [ ]   No [ x ]

      As of August 30, 1996, there were 26,324,600 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                               Index to Form 10-Q

                         Pegasystems Inc. and Subsidiary


                                                                       Page
Part I.  Financial Information                                      Number(s)
                                                                    ---------
Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets -- June 30,               3
        1996 and December 31, 1995

        Condensed Consolidated Statements of Income -- Three            4
        months ended June 30, 1996 and June 30, 1995 and six months ended June 30, 1996 and June 30, 1995

        Condensed Consolidated Statements of Cash Flow --  Six
        months ended June 30, 1996 and June 30, 1995                    5

        Notes to Condensed Consolidated Financial Statements            6
        -- June 30, 1996

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   7-11

Part II.  Other Information

Item 1.  Legal Proceedings                                              12

Item 2.  Changes in Securities                                          12

Item 3.  Defaults upon Senior Securities                                12

Item 4.  Submission of Matters to a Vote of Security Holders            12

Item 5.  Other Information                                              13

Item 6.  Exhibits and Reports on Form 8-K                               13

Signature(s)                                                            14

Part I.  Financial Information
Item 1.  Financial Statements

                                Pegasystems Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands except share-related data)

                                                     December 31,      June 30,
                                                        1995             1996
                                                                     (unaudited)
               ASSETS
Current assets:
  Cash and cash equivalents                                  $511          $557
  Trade and installment accounts receivable,
   net of allowance for doubtful accounts
   of $434 at December 31, 1995 and at
   June 30, 1996                                            8,896        10,580
  Prepaid expenses and other assets                           425           423
                                                         --------     ---------
        Total current assets                                9,832        11,560

Long-term license installments, net                        13,399        13,963
Equipment and improvements, net                             2,172         2,192
Software development costs, net                               473           236
                                                         --------     ---------
         Total assets                                     $25,876       $27,951
                                                         ========     =========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                    $1,747        $1,723
  Deferred revenue                                            114           523
  Current portion of long-term debt                           782           678
  Deferred income taxes                                     2,796         2,799
                                                         --------     ---------
         Total current liabilities                          5,439         5,723

Deferred income taxes                                       4,947         5,630
Long-term debt                                                816           529

Stockholders' equity:
  Preferred stock, $.01 par value,
   1,000,000 shares authorized;
   no shares issued and outstanding                           ---           ---
  Common stock, $.01 par value,
   45,000,000 shares authorized;
   23,494,200 shares issued and outstanding                   235           235
  Additional paid-in capital                                  106           107
  Deferred compensation                                      (91)          (81)
  Retained earnings                                        14,522        15,922
  Cumulative foreign currency translation
   adjustment                                                (98)         (114)
                                                       ----------     ---------
                                                           14,674        16,069
                                                       ----------     ---------
                                                          $25,876       $27,951
                                                       ==========     =========

                                Pegasystems Inc.
                   Condensed Consolidated Statements of Income
                                   (unaudited)
                                 (in thousands)

                                         Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                        ----------------------        ----------------------
                                          1995        1996              1995        1996
                                          ----        ----              ----        ----
Revenue
      Software license                     $2,581      $3,874           $4,790       $6,394
      Services                              2,113       2,575            3,909        4,996
                                        ----------  ----------        ---------   ----------
               Total Revenue                4,694       6,449            8,699       11,390

Cost of Revenue
      Cost of software license                190         118              381          236
      Cost of services                      1,404       1,584            2,653        2,989
                                        ----------  ----------        ---------   ----------
               Total cost of revenue        1,594       1,702            3,034        3,225
                                        ----------  ----------        ---------   ----------
Gross profit                                3,100       4,747            5,665        8,165

Operating expenses
      Research and development              1,640       1,918            3,078        3,522
      Sales and marketing                     867       1,282            1,664        2,256
      General and administrative              380         399              707          788
                                        ----------  ----------        ---------   ----------
               Total operating expenses     2,887       3,599            5,449        6,566
                                        ----------  ----------        ---------   ----------
Income from operations                        213       1,148              216        1,599

License interest income                       368         378              738          746
Other interest income                           4          11               10           23
Interest expense                             (17)        (30)             (35)         (69)
                                        ----------  ----------        ---------   ----------
Income before provision for
      income taxes                            568       1,507              929        2,299
Provision for income taxes                    216         588              353          899
                                        ----------  ----------        ---------   ----------
      Net income                             $352        $919             $576       $1,400
                                        ==========  ==========        =========   ==========

Net income per common and
      common equivalent share               $0.01       $0.04            $0.02        $0.06
                                        ==========  ==========        =========   ==========

Weighted average number of
      common and common
      equivalent shares outstanding        25,600      25,359           25,600       25,432

                                Pegasystems Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (unaudited)
                                 (in thousands)


                                              Six Months Ended June 30,
                                                 1995               1996
                                                 ----               ----
Operating activities
   Net income                                     576              1,400
   Adjustments to reconcile net income to
     net cash provided (used) by
     operating   activities:
     Provision for deferred income taxes          358                686
     Depreciation and amortization                700                746
     Provision for doubtful accounts            -----               ----
     Change in operating assets and
     liabilities:
      Decrease (increase) in trade and
        installment accounts receivable           574            (2,248)
      Decrease (increase) in prepaid
        expenses and other assets               (278)                  2
      Decrease (increase) in inventory           ----               ----
      Increase (decrease) in accounts
        payable and accrued expenses            (867)               (24)
      Increase (decrease) in deferred
        revenue                                   184                409
                                                  ---                ---
        Net cash provided by operating          1,247                971
        activities

Investing activities
   Purchase of equipment and improvements       (716)              (529)
   Software development costs                    ----               ----
                                                 ----               ----
     Net cash used in investing activities      (716)              (529)

Financing activities
   Repayment of note payable to shareholder      (25)               ----
   Proceeds from issuance of long-term debt     1,180               ----
   Repayments of long-term debt                 (190)              (391)
   Exercise of stock options                     ----                  1
   Amortization of deferred compensation         ----                 10
                                                 ----                 --
   Net cash provided (used) by financing
     activities                                   965              (380)
   Effect of exchange rate on cash               (18)               (16)
                                                 ----               ----
   Net increase in cash                         1,478                 46
   Cash and equivalents at beginning of year      456                511
                                                  ---                ---
   Cash and equivalents at end of period        1,934                557
                                                =====                ===

                                PEGASYSTEMS INC.

                         NOTES TO CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 1996


Note A -- Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The registrant suggests that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the registrant's Registration Statement on Form S-1, as amended (the "Registration Statement") originally filed on May 15, 1996 and declared effective on July 18, 1996. A copy of the Registration Statement may be obtained from the Securities and Exchange Commission from its Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549, upon payment of prescribed fees.

Note B -- Subsequent Events

        In the initial public offering effected by the Registration Statement which closed on June 24, 1996, the registrant sold 2.7 million shares of its Common Stock, par value $.01 per share. The registrant's Restated Articles of Organization (the "Restated Articles") filed with the Massachusetts Secretary of State shortly before the effectiveness of the Registration Statement, among other things, increased the number of shares of Common Stock the registrant is authorized to issue from 9 million to 45 million and created a class of Preferred Stock, par value $.01 per share, of which no shares have been issued to date. Upon the effectiveness of the Restated Articles, the registrant effected a 3 for 1 split of its outstanding Common Stock in the form of a stock dividend. The registrant realized approximately $30.132 million from the offering (before deducting the expenses of the offering). The aforementioned offering occurred after the period covered by this Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Overview

        The registrant was founded in April 1983 to develop, market, and support customer management software solutions for financial services organizations. Product development began immediately and by the end of the year the registrant had secured its first customer. The registrant has been profitable in each fiscal quarter since the first quarter of 1985.

        The registrant's revenue is derived from two sources: software license fees and services revenue. License fees, which have historically represented the majority of the registrant's total revenue, are generally payable on a monthly basis under license agreements which typically have a five-year term and are subject to renewal at the customer's option for an additional fixed period. Such license agreements are generally non-cancelable, although some may be terminated by the licensee for a fee prior to the expiration of the initial term but after a minimum specified period. The registrant's licenses generally provide for annual license fee increases (the "inflation adjustments") based on recognized inflation indexes (sometimes subject to maximums). The registrant believes that both it and its customers derive substantial benefits from the recurring fee model because the recurring fee model encourages the registrant to be responsive to customer needs and provides the registrant with additional revenue opportunities through license renewals.

        License revenue is recognized upon product acceptance. In the case of license renewals, revenue is recognized upon execution of the renewal agreement or if, as is generally the case, renewal is automatic unless the customer gives notice of termination, at the expiration of the period during which the customer has the right to terminate. The inflation adjustments are recognized ratably over the months to which they apply. In accordance with Statement of Position No. 91-1 issued by the American Institute of Certified Public Accountants, the amount of software license revenue recognized upon product acceptance or license renewal is equal to the present value of the payments due during the minimum initial or renewal term, as the case may be, plus the present value of any early termination fee. In 1993, 1994, and 1995, the discount rate for purposes of the present value calculation was 7%. In the future, the registrant intends to establish the discount rate quarterly based on the registrant's then current marginal borrowing rate, reduced, with respect to licenses which provide for inflation adjustments, by 1.5%, reflecting the registrant's estimate of the benefit of future inflation adjustments during the minimum license term. The imputed interest portion of the license fees, which is reported as license interest income in the registrant's consolidated statements of income, is recognized over the minimum initial or the renewal term, as the case may be. To date, a substantial majority of the registrant's software licenses have been renewed upon expiration. License renewals accounted for 32%, 26%, and 28% of total revenue in 1993, 1994, and 1995, respectively. The fact that a significant portion of the registrant's revenue is derived from the renewal of license agreements with fixed expiration dates assists the registrant in anticipating future revenue.

        The registrant's services revenue is comprised of fees for implementation, consulting, maintenance, and training services. All software license customers are required to enter into a maintenance contract requiring the customer to pay a monthly maintenance fee over the term of the related license agreement equal to approximately 18% of the license fee. Maintenance fees are recognized ratably over the term of the maintenance agreement. The registrant's software license agreements typically require the registrant to provide a specified level of implementation services for a fixed fee, typically with additional implementation services available at an hourly rate. Implementation fees are payable upon the achievement of specified milestones. The registrant generally recognizes implementation as well as consulting and training fees as the services are provided.

        In accordance with generally accepted accounting principles, the registrant has capitalized certain software development costs which it has typically amortized over two years. No such costs, however, were capitalized in 1995 or in the six months ended June 30, 1996. At June 30, 1996, the registrant carried $236,000 of capitalized software development costs. These costs will be fully amortized by the end of 1996. As a result, the registrant expects that its cost of software license revenue will be lower in 1997 than in 1996.

        The registrant's export revenue has fluctuated considerably in the past due to the fact that such revenue has been largely attributable to a small number of product acceptances during a given period. The registrant's export revenue increased from $1.0 million in 1993 to $3.9 million in 1994 due primarily to product acceptance by a single customer in Ireland in 1994, the year in which the registrant organized its subsidiary in the United Kingdom. Export revenue declined to $2.3 million in 1995 due to the lack of large product acceptances during the year.

        Substantially all of the registrant's contracts are denominated in U.S. dollars, although several are denominated in British pounds sterling. The registrant expects that in the future more of its contracts will be denominated in foreign currencies. The registrant has not experienced any significant foreign exchange gains or losses, and the registrant does not expect that foreign currency fluctuations will have a significant effect on either its revenue or costs in the near term.


Three and Six Months Ended June 30, 1996 As Compared to Three and Six Months Ended June 30, 1995

Revenue

         The registrant's total revenue for the three months ended June 30, 1996 (the "1996 Three Month Period") increased 37.4% to $6.4 million from $4.7 million for the three months ended June 30, 1995 (the "1995 Three Month Period"). The registrant's total revenue for the six months ended June 30, 1996 (the "1996 Six Month Period") increased 31% to $11.4 million from $8.7 million for the six months ended June 30, 1995 (the "1995 Six Month Period"). The increases were primarily due to an increase in software license revenue and, to a lesser extent, an increase in services revenue.

         Software license revenue for the 1996 Three Month Period increased 50.1% to $3.9 million from $2.6 million for the 1995 Three Month Period. Software license revenue for the 1996 Six Month Period increased 33.5% to $6.4 million from $4.8 million for the 1995 Six Month Period. The increases in software license revenue were primarily attributable to software license acceptances by new customers, by software license agreement renewals, and by extended software usage by existing customers. Renewals in the 1996 Three Month Period accounted for 22% of total revenues, or 37% of software license revenue. Renewals in the 1996 Six Month Period accounted for 23% of total revenues, or 42% of software license revenue. Additional sales to existing customers in the 1996 Three Month Period and 1996 Six Month Period accounted for 26% and 20% of license revenue, respectively. Revenue from customers headquartered outside of the United States made up 29% and 27% of software license revenue in the 1996 Three Month Period and the 1996 Six Month Period, respectively.

         Services revenue for the 1996 Three Month Period increased 21.8% to $2.6 million from $2.1 million for the 1995 Three Month Period. Services revenue for the 1996 Six Month Period increased 27.8% to $5.0 million from $3.9 million for the 1995 Six Month Period. The increases in services revenue were primarily attributable to increased demand for consulting and implementation services, and, to a lesser extent, increased maintenance revenue from a larger installed product base.

Cost of Revenue

         Cost of software license consists of amortization expense related to capitalized software development costs, royalty payments to third party software vendors and costs of product media, duplication, and packaging. Cost of software license for the 1996 Three Month Period decreased 38.0% to $118,000 from $190,000 for the 1995 Three Month Period, and decreased as a percentage of total revenue from 4.1% for the 1995 Three Month Period to 1.8% for the 1996 Three Month Period. As a percentage of software license revenue, cost of software license decreased from 7.4% for the 1995 Three Month Period to 3.1% for the 1996 Three Month Period. Cost of software license for the 1996 Six Month Period decreased 38.1% to $236,000 from $381,000 for the 1995 Six Month Period, and decreased as a percentage of total revenue from 4.4% for the 1995 Six Month Period to 2.1% for the 1996 Six Month Period. As a percentage of software license revenue, cost of software license decreased from 8.0% for the 1995 Six Month Period to 3.7% for the 1996 Six Month Period. Such decreases were due to decreased amortization expense related to capitalized software development costs.

         Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the 1996 Three Month Period increased 12.8% to $1.6 million from $1.4 million for the 1995 Three Month Period and increased 12.7% to $3.0 million from $2.7 million over the 1995 Six Month Period to the 1996 Six Month Period mainly due to increased staffing in the registrant's Reengineering and Client Services group in the United Kingdom and in the registrant's domestic regional offices. Cost of services as a percentage of total revenue declined from 29.9% for the 1995 Three Month Period to 24.6% for the 1996 Three Month Period, and declined as a percentage of services revenue from 66.4% for the 1995 Three Month Period to 61.5% for the 1996 Three Month Period. Cost of services as a percentage of total revenue declined from 30.5% for the 1995 Six Month Period to 26.2% for the 1996 Six Month Period, and declined as a percentage of services revenue from 67.9% for the 1995 Six Month Period to 59.8% for the 1996 Six Month Period. These decreases resulted from the growth in the registrant's total revenue and increased utilization of service personnel.

Operating Expenses

         Research and development expenses consist primarily of the cost of personnel and equipment needed to conduct the registrant's research and development efforts. Research and development expenses for the 1996 Three Month Period increased 17.0% to $1.9 million from $1.6 million for the 1995 Three Month Period. Research and development expenses for the 1996 Six Month Period increased 14.4% to $3.5 million from $3.1 million for the 1995 Six Month Period. The modest increase in research and development expenses reflected the substantial completion in December 1995 of the registrant's efforts to develop versions of its products based on the C++ programming language. As a percentage of total revenue, research and development expenses declined from 34.9% for the 1995 Three Month Period to 29.7% for the 1996 Three Month Period, and from 35.4% for the 1995 Six Month Period to 30.9% for the 1996 Six Month Period due to the growth in the registrant's total revenue.

         Sales and marketing expenses for the 1996 Three Month Period increased 47.9% to $1.3 million from $867,000 for the 1995 Three Month Period. As a percentage of total revenue, sales and marketing expenses increased from 18.5% for the 1995 Three Month Period to 19.9% for the 1996 Three Month Period. Sales and marketing expenses for the 1996 Six Month Period increased 35.6% to $2.3 million from $1.7 million for the 1995 Six Month Period. As a percentage of total revenue, sales and marketing expenses increased from 19.1% for the 1995 Six Month Period to 19.8% for the 1996 Six Month Period. Such increases were attributable to the hiring of additional direct sales personnel along with an expanded marketing staff and expenses, and increased sales commission payments attributable to higher sales. The registrant's license agreements, by providing for the payment of license fees in installments over the term of the agreement, have historically limited the registrant's working capital and consequently its ability to invest in sales and marketing. With the proceeds of its recent offering, the registrant intends to increase substantially its sales and marketing spending.

         General and administrative expenses consist primarily of the salaries of the registrant's executive, administrative, and financial personnel, and associated expenses. General and administrative expenses for the 1996 Three Month Period increased 5.0% to $399,000 from $380,000 for the 1995 Three Month Period due to staff growth. Such expenses declined as a percentage of total revenue from 8.1% for the 1995 Three Month Period to 6.2% for the 1996 Three Month Period due to the growth in the registrant's total revenue. General and administrative expenses for the 1996 Six Month Period increased 11.5% to $788,000 from $707,000 for the 1995 Six Month Period due to staff growth, and such expenses declined as a percentage of total revenue from 8.1% for the 1995 Six Month Period to 6.9% for the 1996 Six Month Period due to the growth in the registrant's total revenue.

        The registrant has a $5.0 million revolving credit line, which expires June 30, 1997, and four term loans from the same bank in the aggregate principal amount of $1.2 million at June 30, 1996, which are due December 1996 ($103,000), November 1997 ($179,000), June 1998 ($787,000), and December 1998 ($138,000).
The term loans are secured by certain fixed assets of the registrant; the revolving credit line is unsecured. At June 30, 1996, the registrant had no borrowings under its revolving credit line. The registrant used a portion of the proceeds from its initial public offering which closed on July 24, 1996 to repay the four term loans in full. The registrant's credit agreement prohibits the payment of dividends, has profitability requirements, and requires maintenance of specified levels of tangible net worth and certain financial ratios.

        The registrant believes that the net proceeds from its recent initial public offering together with cash generated by operations and credit availability under its bank credit facility will be sufficient to fund the registrant's operations for at least one year following the completion of the aforementioned offering. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the registrant will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the registrant.

Forward Looking Statements

        To the extent that this report contains "forward looking statements," the registrant cautions that actual financial, market, and operating results may vary materially and adversely from those predicted, and that the forward looking statements are subject to a wide range of risks and uncertainties. Further information regarding the various factors which could materially and adversely affect the registrant's results is described in its Prospectus dated July 18, 1996 which was filed with the Securities and Exchange Commission on July 19, 1996.

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securities Holders

        On June 26, 1996, the stockholders of the registrant approved at a duly convened annual meeting the following votes:

               That an Amendment and Restatement of the Corporation's Articles of Organization (the "Restatement"), providing, among other things, (i) that the number of authorized shares of the Corporation's common stock be increased to 45,000,000, (ii) that 1,000,000 shares of undesignated Preferred Stock, $.01 par value, be authorized, and (iii) that indemnification rights of officers, directors, employees and other agents of the Corporation under certain circumstances be expanded, be approved.

               That an Amendment and Restatement of the Corporation's By-Laws be approved.

               That the size of the Corporation's Board of Directors be fixed at six and that Alan Trefler, Ira Vishner, Edward A. Maybury, Edward B. Roberts, Leonard A. Schlesinger and Thomas E. Swithenbank be elected for terms of between one and three years.

               That the Corporation's 1994 Long-Term Incentive Plan be ratified and that an amendment thereto increasing the number of shares issuable thereunder from 800,000 to 5,000,000 (giving effect to the Restatement) be approved.

               That the Corporation's 1996 Non-Employee Director Stock Option Plan and 1996 Employee Stock Purchase Plan be approved.

               That the selection by the Board of Directors of the firm of Ernst & Young L.L.P. as the Corporation's independent auditors for 1996, be ratified.

               That the actions of the Corporation's Board of Directors since the date of the last Annual Meeting of Stockholders, be ratified.

Each of the votes was adopted by the unanimous vote of all 7,791,500 shares represented at the meeting.

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

        None

  (b)  Reports on Form 8-K

        None

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PEGASYSTEMS INC.



Date:  August 30, 1996             By:_____________________________________
                                      Ira Vishner
                                      Chief Financial Officer and Vice President
                                      of Corporate Services