Form 10-Q/A
period 1996-06-30
PEGASYSTEMS INC
filed 1996-09-05
CIK 1013857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 1
                                       to
                                   FORM 10-Q

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


Three and Six Months Ended June 30, 1996 As Compared to Three and Six Months Ended June 30, 1995

Revenue

         The registrant's total revenue for the three months ended June 30, 1996 (the "1996 Three Month Period") increased 37.4% to $6.4 million from $4.7 million for the three months ended June 30, 1995 (the "1995 Three Month Period"). The registrant's total revenue for the six months ended June 30, 1996 (the "1996 Six Month Period") increased 30.9% to $11.4 million from $8.7 million for the six months ended June 30, 1995 (the "1995 Six Month Period"). The increases were primarily due to an increase in software license revenue and, to a lesser extent, an increase in services revenue.

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

License Interest Income

        License interest income represents the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal. License interest income for the 1996 Three Month Period increased slightly to $379,000 from $368,000 in the 1995 Three Month Period. License interest income for the 1996 Six Month Period also increased slightly to $746,000 from $738,000 in the 1995 Six Month Period.

Provision for Income Taxes

        The provisions for federal, state and foreign taxes were $216,000 and $588,000 for the 1995 Three Month Period and the 1996 Three Month Period, respectively. The effective tax rates were 38% for the 1995 Three Month Period and 39% for the 1996 Three Month Period. The provisions for federal, state and foreign taxes were $353,000 and $899,000 for the 1995 Six Month Period and the 1996 Six Month Period, respectively. The effective tax rates were 38% for the 1995 Six Month Period and 39% for the 1996 Six Month Period. The increase in the effective tax rate was primarily due to the reduced availability of research and development tax credit carryforwards.

Liquidity and Capital Resources

        The registrant historically has satisfied its cash requirements through cash generated from operations and borrowings. The registrant's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and limited the availability of working capital.

        Net cash provided by operating activities for the 1996 Six Month Period was $971,000 as compared to $1.2 million for the 1995 Six Month Period. During each of these periods, these sources of cash were used to support the registrant's working capital requirements.

        The registrant used $529,000 and $716,000 of net cash during the 1996 Six Month Period and the 1995 Six Month Period, respectively, to purchase property and equipment, primarily computer hardware and software, to support the registrant's growing employee base.

        The registrant's capital commitments consist primarily of operating leases for office space and equipment. During the 1996 Six Month Period, there were no material changes in the registrant's commitments under noncancellable operating leases for office space and equipment with terms in excess of one year.

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