Form 10-Q
period 1996-09-30
PEGASYSTEMS INC
filed 1996-11-19
CIK 1013857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to .

Commission file number 1-11859

-------------------------------------------------------------------------------

                                PEGASYSTEMS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Massachusetts                             04-2787865
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

--------------------------------------------------------------------------------
            101 Main Street
        Cambridge, Massachusetts                         02142-1590
--------------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)

--------------------------------------------------------------------------------


                                 (617) 374-9600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes [ X ] No [ ]

        As of October 31, 1996, there were 26,382,200 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                               Index to Form 10-Q

                         Pegasystems Inc. and Subsidiary



                                                                                                   Page
Part I.  Financial Information                                                                  Number(s)
                                                                                                ----------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- September 30, 1996 and
         December 31, 1995

         Condensed Consolidated Statements of Income -- Three months ended
         September 30, 1996 and September 30, 1995 and nine months ended
         September 30, 1996 and September 30, 1995

         Condensed Consolidated Statements of Cash Flow -- Nine months ended
         September 30, 1996 and September 30, 1995

         Notes to Condensed Consolidated Financial Statements --
         September 30, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature(s)


Part I.  Financial Information
Item 1.  Financial Statements

                                Pegasystems Inc.
                      Condensed Consolidated Balance Sheets
                    (in thousands except share-related data)




                                                              December 31,       September 30,
                                                                 1995                1996
                                                              -----------        -------------
                                                                                  (unaudited)
                  ASSETS
Current assets:
       Cash and cash equivalents                                   $511         $25,419
       Trade and installment accounts receivable,
            net of allowance for doubtful accounts
            of $434 at December 31, 1995 and $839 at
            September 30, 1996                                    8,896          12,701
       Prepaid expenses and other assets                            425           1,002
                                                                -------         --------
                  Total current assets                            9,832          39,122

Long-term license installments, net                              13,399          18,032
Equipment and improvements, net                                   2,172           2,451
Software development costs, net                                     473             123
                                                                -------         --------
                  Total assets                                  $25,876         $59,728
                                                                =======         ========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                     $1,747           $1,549
       Deferred revenue                                             114              263
       Current portion of long-term debt                            782               --
       Deferred income taxes                                      2,796            2,789
                                                                -------         --------
                  Total current liabilities                       5,439            4,601

Deferred income taxes                                             4,947            6,991
Long-term debt                                                      816               --

Stockholders' equity:
       Preferred stock, $.01 par value,
            1,000,000 shares authorized;
            no shares issued and outstanding                        ---               --
       Common stock, $.01 par value,
            45,000,000 shares authorized;
            23,494,200 shares issued and outstanding
            at December 31, 1995 and 26,372,000 shares
            issued and outstanding at September 30, 1996            235              264
       Additional paid-in capital                                   106           29,994
       Deferred compensation                                       (91)              (77)
       Retained earnings                                         14,522           18,089
       Cumulative foreign currency translation adjustment          (98)             (134)
                                                                -------          -------
                                                                 14,674           48,136
                                                                -------          -------
      Total liabilities and stockholders' equity                $25,876          $59,728
                                                                =======          =======


                                Pegasystems Inc.
                   Condensed Consolidated Statements of Income
                                   (unaudited)
                                 (in thousands)
                           except share-related data


                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                   September 30,
                                                 --------------------------      --------------------------
                                                    1995          1996           1995             1996
                                                    ----          ----           ----             ----
Revenue
       Software license                          $3,624          $6,502          $8,414        $12,896
       Services                                   2,032           3,064           5,941          8,060
                                                 ------         -------          ------         ------
                  Total Revenue                   5,656           9,566          14,355         20,956

Cost of Revenue
       Cost of software license                     127             118             508            354
       Cost of services                           1,605           2,017           4,258          5,006
                                                 ------         -------          ------         ------
                  Total cost of revenue           1,732           2,135           4,766          5,360
                                                 ------         -------          ------         ------
Gross profit                                      3,924           7,431           9,589         15,596

Operating expenses
       Research and development                   1,871           2,361           4,949          5,883
       Sales and marketing                          878           1,614           2,542          3,870
       General and administrative                   381             541           1,088          1,329
                                                 ------         -------          ------         ------
                  Total operating expenses        3,130           4,516           8,579         11,082
                                                 ------         -------          ------         ------
Income from operations                              794           2,915           1,010          4,514

License interest income                             384             381           1,122          1,127
Other interest income                                 6             273              16            296
Interest expense                                   (33)             (16)            (68)           (85)
                                                 ------         -------          ------         ------
Income before provision for
       income taxes                               1,151           3,553           2,080          5,852
Provision for income taxes                          437           1,386             790          2,285
                                                 ------         -------          ------         ------
       Net income                                  $714          $2,167          $1,290         $3,567
                                                 ======         =======          ======         ======

Net income per common and
       common equivalent share                    $0.03           $0.08           $0.05          $0.14
                                                 ======         =======          ======         ======

Weighted average number of
       common and common
       equivalent shares outstanding             25,600         26,991           25,600         25,952



                                Pegasystems Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (unaudited)
                                 (in thousands)


                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                            1995                  1996
Operating activities
    Net income                                            $1,393                 $3,567
    Adjustments to reconcile net income to
      net cash provided (used) by operating
      activities:
      Provision for deferred income taxes                    819                  2,037
      Depreciation and amortization                          975                  1,152
      Provision for doubtful accounts                         --                     --
      Change in operating assets and liabilities:
        Decrease (increase) in trade and
          installment accounts receivable                (3,240)                 (8,438)
        Decrease (increase) in prepaid
          expenses and other assets                        (206)                   (116)
        Decrease (increase) in inventory                     --                      --
        Increase (decrease) in accounts
          payable and accrued expenses                     (895)                   (198)
        Increase (decrease) in deferred
          revenue                                           769                     149
                                                          ------                -------
         Net cash provided (used) by operating
          activities                                       (385)                 (1,847)

Investing activities
    Purchase of equipment and improvements                 (851)                 (1,067)
                                                          ------                -------
    Software development costs                               --                      --
                                                          ------                -------
      Net cash used in investing activities                (851)                 (1,067)

Financing activities
    Repayment of note payable to shareholder                (50)                     --
    Proceeds from issuance of long-term debt               1,347                     --
    Repayments of long-term debt                           (299)                 (1,598)
    Issuance of common stock                                 --                  29,396
    Exercise of stock options                                --                      60
                                                          ------                -------
    Net cash provided (used) by financing
      activities                                             998                 27,858
    Effect of exchange rate on cash                          (17)                   (36)
                                                          ------                -------
    Net increase (decrease) in cash                         (255)                24,908
    Cash and equivalents at beginning of year                456                    511
                                                          ------                -------
    Cash and equivalents at end of period                 $  201                $25,419
                                                          ======                =======


                                PEGASYSTEMS INC.

                         NOTES TO CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 1996


Note A -- Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The registrant suggests that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the registrant's Registration Statement on Form S-1, as amended (the "Registration Statement") originally filed on May 15, 1996 and declared effective on July 18, 1996. A copy of the Registration Statement may be obtained from the Securities and Exchange Commission from its Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549, upon payment of prescribed fees.

Note B -- Subsequent Events

         None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was founded in April 1983 to develop, market and support customer management software solutions for financial services organizations. Product development began immediately and by the end of the year the Company had secured its first customer. The Company has been profitable in each fiscal quarter since the first quarter of 1985.

   The Company's revenue is derived from two sources: software license fees and services revenue. License fees, which have historically represented the majority of the Company's total revenue, are generally payable on a monthly basis under license agreements which typically have a five-year term and are subject to renewal at the customer's option for an additional fixed period. Such license agreements are generally non-cancellable, although some may be terminated by the licensee for a fee prior to the expiration of the initial term but after a minimum specified period. The Company's licenses generally provide for annual license fee increases (the "inflation adjustments") based on recognized inflation indexes (sometimes subject to maximums). The Company believes that both it and its customers derive substantial benefits from the recurring fee model because it encourages the Company to be responsive to customer needs and provides the Company with additional revenue opportunities through license renewals.

   License revenue is recognized upon product acceptance. In the case of license renewals, revenue is recognized upon execution of the renewal agreement or if, as is generally the case, renewal is automatic unless the customer gives notice of termination, at the expiration of the period during which the customer has the right to terminate. The inflation adjustments are recognized ratably over the months to which they apply. In accordance with Statement of Position No. 91-1 issued by the American Institute of Certified Public Accountants, the amount of software license revenue recognized upon product acceptance or license renewal is equal to the present value of the payments due during the minimum initial or renewal term, as the case may be, plus the present value of any early termination fee. In 1993, 1994 and 1995 and the three months ended March 31, 1996, the discount rate for purposes of the present value calculation was 7%; for the three months ended June 30, 1996 and September 30, 1996, such discount rate was 6.75%. Commencing with the three months ended March 31, 1996, the Company has established and intends to continue to establish the discount rate quarterly based on the Company's then current marginal borrowing rate, reduced, with respect to licenses which provide for inflation adjustments, by 1.5%, reflecting the Company's estimate of the benefit of future inflation adjustments during the minimum license term. The imputed interest portion of the license fees, which is reported as license interest income in the Company's consolidated statements of income, is recognized over the minimum initial or the renewal term, as the case may be. To date, a substantial majority of the Company's software licenses have been renewed upon expiration. License renewals accounted for 32%, 26% and 28% of total revenue in 1993, 1994 and 1995, respectively. The fact that a significant portion of the Company's revenue is derived from the renewal of license agreements with fixed expiration dates assists the Company in anticipating future revenue.

   The Company's services revenue is comprised of fees for implementation, consulting, maintenance and training services. All software license customers are required to enter into a maintenance contract requiring the customer to pay a monthly maintenance fee over the term of the related license agreement equal to approximately 18% of the license fee. Maintenance fees are recognized ratably over the term of the maintenance agreement. The Company's software license agreements typically require the Company to provide a specified level of implementation services for a fixed fee, typically with additional implementation services available at an hourly rate. Implementation fees are payable upon the achievement of specified milestones. The Company generally recognizes implementation as well as consulting and training fees as the services are provided.

   In accordance with generally accepted accounting principles, the Company has capitalized certain software development costs which it has typically amortized over two years. No such costs, however, were capitalized in 1995 or in the nine months ended September 30, 1996. At September 30, 1996, the Company carried $123,000 of capitalized software development costs. These costs will be fully amortized by the end of 1996. As a result, the Company expects that its cost of software license revenue will be lower in 1997 than in 1996.

   The Company's export revenue has fluctuated considerably in the past due to the fact that such revenue has been largely attributable to a small number of product acceptances during a given period. The Company's export revenue increased from $1.0 million in 1993 to $3.9 million in 1994 due primarily to product acceptance by a single customer in Ireland in 1994, the year in which the Company organized its subsidiary in the United Kingdom. Export revenue declined to $2.3 million in 1995 due to the lack of large product acceptances during the year.

   Most of the Company's contracts are denominated in U.S. dollars, although several are denominated in other currencies, primarily British pounds sterling. The Company expects that in the future more of its contracts will be denominated in foreign currencies. The Company has not experienced any significant foreign exchange gains or losses, and the Company does not expect that foreign currency fluctuations will have a significant effect on either its revenue or costs in the near term.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenue

   Total revenue for the nine months ended September 30, 1996 (the "1996 Period") increased 46.0% to $21.0 million from $14.4 million for the nine months ended September 30, 1995 (the "1995 Period"). The increase was primarily due to an increase in software license revenue.

   Software license revenue for the 1996 Period increased 53.3% to $12.9 million from $8.4 million for the 1995 Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, expanded software usage by existing customers existing customers, the licensing of standard product templates and inflation-based increases in monthly license fees.

   Services revenue for the 1996 Period increased 35.7% to $8.1 million from $5.9 million for the 1995 Period. The increase in services revenue was primarily attributable to increased demand for consulting and implementation services, and to a lesser extent, increased maintenance revenue from a larger installed product base.

   Cost of Revenue

   Cost of software license consists of amortization expense related to capitalized software development costs, royalty payments to third party software vendors and costs of product media, duplication and packaging. Cost of software license for the 1996 Period decreased 30.3% to $354,000 from $508,000 for the 1995 Period, and decreased as a percentage of total revenue from 3.5% for the 1995 Period to 1.7% for the 1996 Period. As a percentage of software license revenue, cost of software license decreased from 6.0% for the 1995 Period to 2.7% for the 1996 Period. Such decreases were due to decreased amortization expense related to capitalized software development costs.

   Cost of services consists primarily of the costs of providing implementation, consulting, maintenance and training services. Cost of services for the 1996 Period increased 17.6% to $5.0 million from $4.3 million for the 1995 Period mainly due to increased staffing in the Company's Reengineering and Client Services group in the United Kingdom and in the Company's domestic regional offices to meet growing client commitments. Cost of services as a percentage of total revenue declined from 29.7% for the 1995 Period to 23.9% for the 1996 Period, and declined as a percentage of services revenue from 71.7% for the 1995 Period to 62.1% for the 1996 Period, in both cases due to the growth in the Company's total revenue and increased utilization of service personnel.

   Operating Expenses

   Research and development expenses consist primarily of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for the 1996 Period increased 18.9% to $5.9 million from $4.9 million for the 1995 Period. The increase in research and development expenses was due to the hiring of additional development personnel. As a percentage of total revenue, research and development expenses declined from 34.5% for the 1995 Period to 28.1% for the 1996 Period reflecting the Company's strategy of leveraging existing product functionality by shifting its historical focus on research and development to sales and marketing.

   Sales and marketing expenses for the 1996 Period increased 52.2% to $3.9 million from $2.5 million for the 1995 Period. As a percentage of total revenue, sales and marketing expenses increased from 17.7% for the 1995 Period to 18.5% for the 1996 Period. Such increases were attributable to the hiring of additional direct sales and marketing personnel, increased sales commission payments attributable to higher sales, and increased investment in marketing support activities and materials.

   General and administrative expenses consist primarily of the salaries of the Company's executive, administrative and financial personnel, and associated expenses. General and administrative expenses for the 1996 Period increased 22.2% to $1.3 million from $1.1 million for the 1995 Period due to increased investment in the infrastructure needed to support the Company's growth. Such expenses declined as a percentage of total revenue from 7.6% for the 1995 Period to 6.3% for the 1996 Period due to the growth in the Company's total revenue.


   License Interest Income

   License interest income represents the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal. License interest income for the 1996 Period and the 1995 Period remained constant at $1.1 million.

   Provision for Income Taxes

   The provisions for federal, state and foreign taxes were $790,000 and $2.3 million for the 1995 Period and the 1996 Period, respectively. The effective tax rates were 38% for the 1995 Period and 39% for the 1996 Period. The increase in the effective tax rate was primarily due to the reduced availability of research and development tax credit carryforwards. At September 30, 1996, the Company had $420,000 in research and development tax credit carryforwards available to offset future federal taxable income.


Liquidity and Capital Resources

   Since its inception, the Company has funded its operations primarily through cash flow from operations and bank borrowings. In addition, in July 1996, the Company issued and sold 2,700,000 shares of Common Stock in connection with its initial public offering. Net proceeds to the Company from such offering were approximately $29.4 million. At September 30, 1996, the Company had cash and cash equivalents of approximately $25.4 million and working capital of approximately $34.5 million. The Company's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and limited the availability of working capital.

   Net cash provided by operating activities for the years ended December 31, 1993, 1994 and 1995 was $1.6 million, $1.5 million and $830,000, respectively. Such amounts were used to support the Company's working capital requirements. During the nine months ended September 30, 1996, net cash used by operating activities was $1.8 million, primarily due to an increase in accounts receivable.

   The Company used $890,000, $1.1 million, $1.4 million and $1.1 million of net cash during 1993, 1994, 1995, and the nine months ended September 30, 1996, respectively, to purchase property and equipment, primarily computer hardware and software, to support the Company's growing employee base and new regional office and training facilities. The Company's capital commitments consist primarily of operating leases for office space and equipment. At December 31, 1995, the Company's commitments under noncancellable operating leases for office space and equipment with terms in excess of one year totalled $1.0 million, $1.1 million and $1.1 million for 1996, 1997 and 1998, respectively. The Company's total payments under such leases was $800,000, $860,000 and $1.1 million for 1993, 1994 and 1995, respectively. See Note 6 of Notes to Consolidated Financial Statements.

   The Company has a $5.0 million revolving credit line, which is unsecured and expires on June 30, 1997. At September 30, 1996, the Company had no borrowings under its revolving credit line. The Company's credit agreement prohibits the payment of dividends, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios. See Note 4 of Notes to Consolidated Financial Statements.

   In 1993, the Company recorded bad debt expense in the amount of $326,000 as a result of certain specifically identified accounts receivable relating primarily to services rendered by the Company. The Company recorded no bad debt expense in 1994. In 1995, the Company recorded bad debt expense in the amount of $793,000 as a result of indications in the fourth quarter of the year that certain receivables relating primarily to services rendered by the Company would not be collected in full. The receivables with respect to which bad debt expense was recorded in 1993 and 1995 related primarily to maintenance and installation services provided by the Company. At the time such services were rendered (and the resulting revenue was recognized) there was no significant uncertainty regarding the acceptance thereof and the collectibility of the related receivables was probable.

   The Company believes that the net proceeds from this offering and its initial public offering together with cash generated by operations and availability under its bank credit facility will be sufficient to fund the Company's operations for at least one year following the completion of this offering. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

Inflation

Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in the future due to the fact that the Company's license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.


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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         None

  (b)  Reports on Form 8-K

         None

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PEGASYSTEMS INC.



Date:  November 19, 1996              By:
                                      ------------------------------------------
                                      Ira Vishner
                                      Chief Financial Officer and Vice President
                                      of Corporate Services