Form 10-Q/A
period 1996-09-30
PEGASYSTEMS INC
filed 1996-11-20
CIK 1013857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

                               Index to Form 10-Q/A


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



Three and Nine Months Ended September 30, 1996 Compared to Three and Nine Months Ended September 30, 1995

Revenue

   The Company's total revenue for the three months ended September 30, 1996 (the "1996 Three Month Period") increased 69.1% to $9.6 million from $5.7 million for the three months ended September 30, 1995 (the "1995 Three Month Period"). Total revenue for the nine months ended September 30, 1996 (the "1996 Nine Month Period") increased 46.0% to $21.0 million from $14.4 million for the nine months ended September 30, 1995 (the "1995 Nine Month Period"). The increases were primarily due to an increase in software license revenue.

   Software license revenue for the 1996 Three Month Period increased 79.4% to $6.5 million from $3.6 million for the 1995 Three Month Period. Software license revenue for the 1996 Nine Month Period increased 53.3% to $12.9 million from $8.4 million for the 1995 Nine Month Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, expanded software usage by existing customers, the licensing of standard product templates and inflation-based increases in monthly license fees.

   Services revenue for the 1996 Three Month Period increased 50.8% to $3.1 million from $2.0 million for the 1995 Three Month Period. Services revenue for the 1996 Nine Month Period increased 35.7% to $8.1 million from $5.9 million for the 1995 Nine Month Period. The increases in services revenue were primarily attributable to increased demand for consulting and implementation services, and to a lesser extent, increased maintenance revenue from a larger installed product base.

   Cost of Revenue

   Cost of software license consists of amortization expense related to capitalized software development costs, royalty payments to third party software vendors and costs of product media, duplication and packaging. Cost of software license for the 1996 Three Month Period decreased 7.1% to $118,000 from $127,000 for the 1995 Three Month Period, and decreased as a percentage of total revenue from 2.2% for the 1995 Three Month Period to 1.2% for the 1996 Three Month Period. Cost of software license for the 1996 Nine Month Period decreased 30.3% to $354,000 from $508,000 for the 1995 Nine Month Period, and decreased as a percentage of total revenue from 3.5% for the 1995 Nine Month Period to 1.7% for the 1996 Nine Month Period. As a percentage of software license revenue, cost of software license decreased from 6.0% for the 1995 Nine Month Period to 2.7% for the 1996 Nine Month Period. Such decreases were due to decreased amortization expense related to capitalized software development costs.

   Cost of services consists primarily of the costs of providing implementation, consulting, maintenance and training services. Cost of services for the 1996 Three Month Period increased 25.7% to $2.0 million from $1.6 million for the 1995 Three Month Period. Cost of services for the 1996 Nine Month Period increased 17.6% to $5.0 million from $4.3 million for the 1995 Nine Month Period mainly due to increased staffing in the Company's Reengineering and Client Services group in the United Kingdom and in the Company's domestic regional offices to meet growing client commitments. Cost of services as a percentage of total revenue declined from 28.4% for the 1995 Three Month Period to 21.1% for the 1996 Three Month Period, and declined as a percentage of services revenue from 79.0% for the 1995 Three Month Period to 65.8% for the 1996 Three Month Period. Cost of services as a percentage of total revenue declined from 29.7% for the 1995 Nine Month Period to 23.9% for the 1996 Nine Month Period, and declined as a percentage of services revenue from 71.7% for the 1995 Nine Month Period to 62.1% for the 1996 Nine Month Period, in both cases due to the growth in the Company's total revenue and increased utilization of service personnel.

   Operating Expenses

   Research and development expenses consist primarily of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for the 1996 Three Month Period increased 26.2% to $2.4 million from $1.9 million for the 1995 Three Month Period. Research and development expenses for the 1996 Nine Month Period increased 18.9% to $5.9 million from $4.9 million for the 1995 Nine Month Period. The increases in research and development expenses were due to the hiring of additional development personnel. As a percentage of total revenue, research and development expenses declined from 34.5% for the 1995 Nine Month Period to 28.1% for the 1996 Nine Month Period and from 33.1% for the 1995 Three Month Period to 24.7% for the 1996 Three Month Period, reflecting the Company's strategy of leveraging existing product functionality by shifting its historical focus on research and development to sales and marketing.

   Sales and marketing expenses for the 1996 Three Month Period increased 83.8% to $1.6 million from $878,000 for the 1995 Three Month Period. Sales and marketing expenses for the 1996 Nine Month Period increased 52.2% to $3.9 million from $2.5 million for the 1995 Nine Month Period. As a percentage of total revenue, sales and marketing expenses increased from 17.7% for the 1995 Nine Month Period to 18.5% for the 1996 Nine Month Period and from 15.5% for the 1995 Three Month Period to 16.9% for the 1996 Three Month Period. Such increases were attributable to the hiring of additional direct sales and marketing personnel, increased sales commission payments attributable to higher sales, and increased investment in marketing support activities and materials.

   General and administrative expenses consist primarily of the salaries of the Company's executive, administrative and financial personnel, and associated expenses. General and administrative expenses for the 1996 Nine Month Period increased 22.2% to $1.3 million from $1.1 million for the 1995 Nine Month Period and increased 42.0% to $541,000 for the 1996 Three Month Period from $381,000 for the 1995 Three Month Period due to increased investment in the infrastructure needed to support the Company's growth. Such expenses declined as a percentage of total revenue from 7.6% for the 1995 Nine Month Period to 6.3% for the 1996 Nine Month Period and from 6.7% for the 1995 Three Month Period to 5.7% for the 1996 Three Month Period due to the growth in the Company's total revenue.


   License Interest Income

   License interest income represents the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal. License interest income for the 1996 Nine Month Period and the 1995 Nine Month Period remained constant at $1.1 million and decreased slightly from $384,000 to $381,000 from the 1995 Three Month Period to the 1996 Three Month Period.

   Provision for Income Taxes

   The provisions for federal, state and foreign taxes were $437 and $1,386 for the 1995 Three Month Period and the 1996 Three Month Period, respectively. The effective tax rates were 38% for the 1995 Three Month Period and 39% for the 1996 Three Month Period. The provisions for federal, state and foreign taxes were $790,000 and $2.3 million for the 1995 Nine Month Period and the 1996 Nine Month Period, respectively. The effective tax rates were 38% for the 1995 Nine Month Period and 39% for the 1996 Nine Month Period. The increases in the effective tax rate were primarily due to the reduced availability of research and development tax credit carryforwards. At September 30, 1996, the Company had $420,000 in research and development tax credit carryforwards available to offset future federal taxable income.


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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         None

  (b)  Reports on Form 8-K

         None

Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q/A report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PEGASYSTEMS INC.



Date:  November 20, 1996              By:
                                      ------------------------------------------
                                      Ira Vishner
                                      Chief Financial Officer and Vice President
                                      of Corporate Services