Form 10-K
period 1996-12-31
PEGASYSTEMS INC
filed 1997-03-31
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                           Commission File No. 1-11859

                                PEGASYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

         Massachusetts                                    4-2787865
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization )

           101 Main Street
             Cambridge, MA                                           02142-1590
(Address of principal executive offices)                             (zip code)
                                 (617) 374-9600
               (Registrant's telephone number including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, $.01 par value per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 24, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $589.7 million (without admitting that any person whose shares are not included in determining such value is an affiliate).

         There were 28,418,800 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 24, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on May 13, 1997 (the "1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-K and portions of the Registrant's Annual Report to Stockholders for the Registrant's fiscal year ended December 31, 1996 (the "1996 Annual Report") are incorporated by reference into Part II and Part IV of this Form 10-K. With the exception of the portions of the 1997 Proxy Statement and the 1996 Annual Report expressly incorporated into this Form 10-K by reference, such documents shall not be deemed filed as part of this Form 10-K.

                                TABLE OF CONTENTS


                                     PART 1

Item                                                                                              Page
  1         Business                                                                                3
  2         Facilities                                                                             15
  3         Legal Proceedings                                                                      15
  4         Submission of Matters to a Vote of Security Holders                                    15
            Executive Officers of the Registrant                                                   16

                                     PART II

  5         Market for Registrant's Common Stock and Related                                       24
             Stockholder Matters
  6         Selected Consolidated Financial Data                                                   24
  7         Management's Discussion and Analysis of Financial                                      24
             Condition and Results of Operations
  8         Financial Statements and Supplementary Data                                            24
  9         Changes in and Disagreements with Accountants on                                       24
             Accounting and Financial Disclosure

                                    PART III

 10         Directors and Executive Officers of the Registrant                                     25
 11         Executive Compensation                                                                 25
 12         Security Ownership of Certain Beneficial Owners and                                    25
             Management
 13         Certain Relationship and Related Transactions                                          25

                                     PART IV

 14         Exhibits, Financial Statement Schedules, and Reports on                                26
             Form 8-K

                                     PART I

Item 1            BUSINESS

         Pegasystems develops customer service management software to automate customer interactions across transaction-intensive enterprises. Many of the world's largest banks, mutual funds and credit card organizations use the Company's solutions to integrate, automate, standardize and manage a broad array of mission-critical customer service activities, including account set-up, record retrieval, correspondence, disputes, investigations and adjustments. The Company's systems can be used by thousands of concurrent users to manage customer interactions and to generate billions of dollars a day in resulting transactions. Work processes initiated by the Company's systems are driven by a highly adaptable "rule base" defined by the user-organization for its specific needs. The rule base facilitates a high level of consistency in customer interactions, yet drives different processes depending on the customer profile or the nature of the request. The Company's open, multi-tier, client/server systems operate on a broad variety of platforms, including UNIX, Windows/NT and IBM/MVS. The Company offers consulting, training and support services to facilitate the use of its solutions.

Industry Background

         Intensifying competition is forcing businesses to reduce costs while focusing on customer service management as an important means of differentiation. Many types of businesses are increasingly recognizing customer interactions as a critical opportunity to solidify and expand customer relationships. Due to the volume and precise nature of their transactions, it is especially critical for financial services organizations to implement cost-effective systems to manage customer interactions accurately and efficiently.

         Providing high quality, cost-effective customer service management is complex. Organizations with global operations must be able to manage customer interactions in different languages, time zones, currencies and regulatory environments. The challenge is magnified as the product offerings of an organization increase and organizations are combined. Work processes occasioned by a single customer interaction often involve multiple departments within an organization, which may have different priorities and service standards, and may involve a variety of different computer systems. Customers may contact an organization through various means, including telephone, facsimile, the Internet or in person. The organization must be able to respond in a timely, accurate and consistent fashion or risk customer defection.

         Historically, in attempting to meet demand for new customer management software systems, organizations have faced a choice between building custom systems or purchasing third party systems. Building custom systems or modifying third party systems can be slow and costly and has often led to isolated, departmentalized solutions. Traditional third party systems are often inflexible, requiring organizations to conform their work processes to the system, rather than vice-versa. Neither custom nor third party solutions have generally accommodated an organization's need to evolve or expand operations without significant programming effort. Moreover, neither has had the high volume transaction processing or integration capabilities necessary to support the comprehensive customer interaction requirements of large organizations. Today, organizations need flexible, scalable customer service management solutions that can be implemented on an enterprise-wide basis to facilitate consistent, cost-effective customer service management.

The Pegasystems Solution

         The Company's solutions integrate, automate, standardize and manage on an enterprise-wide basis a broad array of mission-critical customer interactions for financial services organizations, including account set-up, record retrieval, correspondence, disputes, investigations and adjustments. Pegasystems' solutions provide a service backbone that drives intelligent processing and seamlessly integrates an organization's geographically dispersed and product specific service operations and isolated computer systems. By bridging these "islands of automation" within large organizations, the Company's solutions increase the efficiency of service representatives and enable organizations to address multiple customer needs during a single contact.

         The Company's customer service management solutions offer the following advantages:

         Flexibility and Consistency. The Company's solutions are based on rules defined by the user-organization which drive various types of processing depending on such factors as the content of the customer request, the profile of the customer, the organization's policies and procedures and the authority or qualifications of the customer service representative. By modifying its rule base, an organization can evolve its processing to address the competitive requirements of its business without costly and time consuming reprogramming. Significantly, the rule base feature of the Company's systems permits an organization to establish consistent standards yet interact differently with different segments of its customer base and thereby "mass customize" its services.

         Scalability and Robust Functionality. The scalability of the Company's multi-tier client/server architecture allows an organization to add branches or departments easily to new or existing servers without performance degradation. Organizations currently entrust the Company's systems with the storage and management of data relating to hundreds of millions of financial transactions. The Company's systems can be used by more than 4,000 concurrent users to manage customer interactions and to process accurately and securely transactions involving billions of dollars a day that result from those interactions.

         Ease-of-Use. The Company's client software application, PegaVIEW-ACE, increases the effectiveness and productivity of customer service representatives by providing them with a flexible graphical user interface and processing capabilities that leverage the power of client/server desktop computers. The Company's solutions allow customer service representatives to focus on delivering superior customer service, rather than on mastering the protocols and procedures of multiple applications.

         Integration Capabilities. The Company's open architecture permits its solutions to be integrated with a wide variety of other applications and technologies, including industry standard relational database management systems, advanced telephony equipment and diverse storage media (including magnetic, optical, tape and microfilm). The Company's solutions also support the message formats of major financial transaction networks such as the SWIFT international funds network, the Federal Reserve's Fedwire system and the VISA and MasterCard networks.

         Multi-Platform Server Support. The Company's solutions feature a common software code base which, in addition to facilitating maintenance and enhancement development efforts, simplifies the support of multiple platforms. The Company's solutions are designed to run on a broad range of computer operating systems including IBM's MVS/CICS and AIX/UNIX systems, Digital Equipment Corporation's VMS and UNIX systems, Microsoft's Windows/NT system and Sun Microsystems' Solaris UNIX system.

         Improved Efficiency of Customer Service Representatives. Pegasystems' solutions actually perform work, rather than simply track a customer service representative's tasks. Variable data elements (for example, date, amount, customer, account) automatically route service requests and invoke system processes, depending on an organization's rule base. This feature allows customer service representatives to focus on revenue enhancing opportunities, such as cross-selling, and other matters requiring personal attention. When service representative involvement is required during a customer interaction, the Company's solutions provide pertinent, consolidated information to guide the service representative. Savings are realized through reduced talk time, fewer manual processes and less rework.

Business Strategy

         Pegasystems' objective is to become the leading provider of mission-critical client/server customer service management software to organizations performing a high volume of complex interactions with demanding customers. To achieve this objective, the Company is pursuing the following strategies:

         Leverage Strength in Financial Services Market. Pegasystems provides customer service management solutions to many of the largest financial services organizations in the world. The Company is seeking to expand its business with these organizations through a sales group focused on marketing the Company's products and services to other business operations of these organizations. The Company is also leveraging its relationships and expertise with large financial services organizations to penetrate the medium-sized financial services market.

         Target Other Markets. Pegasystems believes that the insurance, telecommunications, medical, public utilities, retail and other markets have similar customer service management needs and that the Company's core technology is readily adaptable to these additional markets. The Company is exploring these additional markets, and if appropriate, expects to develop the necessary industry specific extensions of its core technology and hire or otherwise gain access to personnel with expertise in such markets.

         Increase Sales and Support Efforts. Pegasystems intends to establish additional sales and support offices and to increase significantly its domestic and international direct sales forces. In addition, the Company plans to develop further its relationships with financial transaction processors and consulting firms through which the Company's products can be distributed and implemented.

         Develop Standard Product Templates. The Company recently commenced licensing standard product templates that give organizations an advanced starting point for configuring their work processes. The Company intends to continue to develop and market standard product templates for financial services organizations, including templates for outbound telemarketing, collections and account set-up. The Company believes that these templates will facilitate more rapid implementation of the Company's solutions and will be a cost-effective way to address the needs of smaller organizations.

         Reduce Implementation Time. The Company is continuing to refine its PegaSTAR consulting methodology, an approach to the reengineering of an organization's work processes that facilitates more rapid implementation of the Company's customer management systems and continued evolution of such systems by an organization's personnel after initial implementation. This methodology complements the Company's standard product templates in reducing the time required to implement the Company's systems.

         Maintain Technological Leadership Position. Pegasystems is continuing to develop and invest in its technology. Current development efforts include the development of tools to facilitate the configuration by an organization of its customer service management system, the integration of the Company's products with additional databases, the Internet and intranet systems and support of emerging technical and workflow standards.

Technology

         The Company's technology is designed to optimize the performance of mission-critical, customer service management processes over a variety of computer platforms, networks and databases. Pegasystems' solutions have the following key technological attributes:

         "Any-Call, Any-Time, Anywhere" Information Management. Effective customer response requires up-to-date information about the customer relationship, regardless of how, why, when or where the customer contacts the organization. Pegasystems' customer service management systems centralize core customer information to facilitate global access.

         Multi-tier, Dynamic Distributed Processing. Although the Company's systems are currently used primarily in a two-tier client/server environment, they are also designed to run in an advanced, highly scalable three-tier environment. In traditional three-tier client/server environments, the user interface, the application code, and the data are segregated onto separate tiers. In the Pegasystems three-tier client/server environment, the application code, the rule base and selected data are replicated on both the central and satellite tiers so that processing may occur on either the central server or the distributed satellite servers to minimize network traffic and enhance performance. The rule base determines the optimal location for processing to occur based on the nature of the work required and the data involved. Rule base changes are replicated across the organization's central and satellite servers to facilitate consistent processing by all parts of the organization.

         Inherited Workflow. Pegasystems solutions maintain organizational consistency while providing the flexibility needed for mass customization. The rule base of the Company's systems may be defined so that certain processes are standardized across an organization while others may be superseded or supplemented by "local" rules tailored to the specific requirements of groups within the organization.

         Resiliency. Fallback options are provided to deal with hardware or network failure. For example, in a three-tier environment, the PC client can bypass a failed satellite server and connect directly to the central server. The Company is presently working to enhance its systems so that should a failure occur at the central server, each satellite server's replicated code and rule base could support continued processing, with "store and forward" capabilities to automatically re-synchronize the central server when it resumes operation.

         Platform Independence. Recognizing that organizations often use a variety of computer platforms, Pegasystems provides technology alternatives by supporting a range of mainframes, minicomputers, PC networks and interface devices. While the Company offers its advanced Windows-based PegaVIEW-ACE application for the desktop, the Company's server applications can also drive "dumb terminals," allowing organizations to preserve their investments in legacy networks.

         Internet and Intranet Access. Pegasystems' solutions use the Internet-based HTML (Hypertext Markup Language) to define display attributes for its PegaVIEW-ACE graphical user interface, leveraging logic and presentation rules between PegaVIEW-ACE and Internet/Intranet workflows. Pegasystems' rules dynamically create HTML forms, menus and displays, thereby facilitating interaction with the Internet. Pegasystems is a Netscape Development partner and supports the Netscape Commerce Server interface.

         Interfacing With Other Systems. Pegasystems' open architecture permits integration with a wide variety of other applications and networks, including relational databases, legacy systems accessed through IBM 3270 emulation, and messaging protocols. The Company offers a Universal Application Programming Interface (API) that allows an organization's custom software to be integrated with the Company's applications without the need to modify the Company's core application code. Pegasystems' solutions also integrate with other applications, accounting systems and imaging products. The Company's systems support the message formats of major financial transaction networks, such as the SWIFT international funds network, the Federal Reserve's Fedwire system and the VISA and MasterCard networks.

         Storage Options. Data storage flexibility is important to the Company's customers, and the Company's software uses an innovative object-oriented approach that dynamically maps data according to the type of workflow. Versions of the Company's systems designed to run on Windows/NT can store customer service request data in Microsoft's SQL Server relational database, and the Company has developed similar compatibility in the Windows/NT, RS 6000/AIX and Sun Solaris environments for databases from Oracle Corporation.

Products

         The Company's products employ a consistent architecture and support the following customer service management functions:

         Receiving. Organizations receive service requests by telephone, mail, facsimile, or personal contact. Customer service representatives enter details of incoming requests into PegaVIEW-ACE, the Company's easy-to-use, graphical user interface. Alternatively, electronic service requests received from various networks and systems, such as the SWIFT network, Fedwire system, and the VISA and MasterCard networks are entered directly into the Company's system. The Company's systems also support direct electronic access by customers through PCs, Internet browsers and voice response units. In all cases, the service request automatically initiates appropriate processing.

         Routing. As processing steps are completed, the Company's systems categorize and queue the request either for automatic or manual processing. Productivity-based load leveling and dynamic prioritization ensure high performance and responsiveness. As work is processed, each service representative's "work-list" is automatically updated in real time. The systems monitor each service request for conformance to the organization's timeliness standards, automatically increasing priority and generating warnings based on the service standards of the organization.

         Researching. The Company's systems determine when more information is needed, where to locate it, and how to retrieve it from databases or other repositories. Pegasystems' rule-driven processing automatically extracts relevant data, directs it to the customer service representative or customer, links it to the work, and keeps it readily accessible. The Company's systems can access information from multiple data sources, whether maintained by the Company's systems or third party systems.

         Responding. The Company's systems facilitate communications by an organization with its customers by combining user-defined templates and specific customer information to create personalized correspondence. When appropriate, service representatives may further refine message content before forwarding by mail, facsimile or electronic transmission, and may attach images of statements, checks and other data. Follow-up communications are automatically composed, customized and sent. Sensitive correspondence can be queued for online review before release, and the systems create a permanent audit trail of all customer communications.

         Resolving. Concluding a piece of work involves application of the organization's rules for resolving a request or stepping the customer service representative through the process when human judgment is required. Resolution also includes the creation of transactions, transmission to production systems, management of financial adjustments, posting of service charges, updating of general ledger accounts and synchronization of multiple item requests.

         Reporting. Data automatically collected by the Company's systems enables an organization to analyze service representative efficiency and determine needs for service representative training or changes to work processes. The Company's systems produce reports, graphical output and feeds to spreadsheets illustrating the volume and status of customer requests, the productivity of customer service representatives and service levels with specific customers.

         The Company offers a number of different products, each with components and features designed to address particular business areas, but all sharing core technology and adaptable rule-driven processing:

         PegaCARD manages credit and debit card customer service operations by supporting a wide variety of interactions with cardholders and merchants, including simple inquiries (for example, balances or credit limits), customer requests (address changes, additional cards, credit line increases) and problem management (disputes, chargebacks, fraud, financial adjustments, penalties). Automated features include processing of electronic chargeback messages and images from the MasterCard and VISA networks. PegaCARD allows service representatives to move seamlessly among multiple back-end accounting systems without having to be familiar with the different protocols of each system.

         PegaCLAIMS manages corporate and wholesale banking customer service by supporting a broad spectrum of customer interactions, including inquiries (product terms, rates), customer requests (account data changes, duplicate copies), and problem management (research, financial adjustments). PegaCLAIMS processes customer service interactions relating to money transfers, securities movement and control, global custody, trade services, foreign exchange and cash management, and features electronic message routing, SWIFT processing and interbank financial compensation management.

         PegaSHARES manages customer service for transfer agents, brokers, dealers, shareholder servicers and mutual fund managers by supporting inquiries (share balances, net asset values, transactions), customer requests (account changes, copies of statements) and problem resolution (incorrect purchases, monetary adjustments). Automated features include share transfer accounting, literature fulfillment and securities processing compliance.

         PegaTRACE facilitates retail banking and check clearing customer service by processing inquiries (account balances, fees), customer requests (copies of statements, account transfers) and problem management (research, financial adjustments). PegaTRACE securely manages the suspense accounts that major organizations use to control the flow of accounting entries. Additional features include integration with check clearing systems, suspense ledger management, multi-debit/credit adjustments, and electronic check presentment
(ECP) interfaces.

         PegaSEARCH and PegaINDEX manage high volumes of archived data, such as check information, contained on multiple types of storage media including magnetic disk, optical disk and magnetic tape silos. These systems are designed for organizations that process tens of millions of checks per day and require seven years of archived check data.

         PegaPRISM and PegaREELAY are used by customer service representatives to retrieve images, view them on a PC and correlate them with specific customer service requests. PegaREELAY is a specialized image retrieval product that automates request processing of reel microfilm.

         PegaVIEW-ACE (the Advanced Client Environment) is a graphical client application designed for use with the Company's server applications to increase the effectiveness and productivity of customer service representatives. PegaVIEW-ACE organizes customer data to facilitate service representative effectiveness and supports graphical methods to view and enter information.

Product Pricing

         The Company's systems are licensed to organizations under agreements requiring the payment of fees, typically in monthly installments, over the term of the agreement. The amount of the license fee is based on various factors, including the number of concurrent users, the functionality of the system, the number of servers on which product is installed, and the scope of business usage. Typical recent individual system licenses have provided for the payment of monthly installments of between $5,000 and $50,000. Some organizations receive discounts for licensing multiple systems. The monthly license payments generally begin once a system is installed and accepted. The term of such licenses is typically five years, subject to automatic renewal at the organization's option.

Services

         Pegasystems' Reengineering and Client Services Group, which as of December 31, 1996 was comprised of 68 people located in the Company's six offices, provides consulting, training and customer support.

         Consulting Services. The Company works with its customers during and after system installation to reengineer customer workflows to leverage the capabilities of the Company's systems. Using an installation approach based on its PegaSTAR (the Pegasystems Structured Technique for Analysis and Reengineering) methodology, the Company's consultants assist customers in six major areas - analysis, data collection, process definition, configuration, piloting and measurement. The Company encourages team building and transfer of knowledge from its consultants to an organization's staff through an interactive co-production methodology. Pegasystems and its customers work together to design, document and tailor the system's rule base to the customer's organization. Pegasystems' goal is to empower its customers' staffs with the knowledge and confidence to operate, refine and evolve their systems.

         Training. The Company offers training programs for those persons within the customer organization responsible for evolving the rules that drive the various processes related to customer interactions. Pegasystems also organizes periodic user group meetings enabling customers to exchange ideas, learn about product directions and influence Pegasystems' development process.

         Maintenance and Support. Pegasystems provides comprehensive maintenance and support services, which may include 24 hours a day, 7 days a week customer service, periodic preventative maintenance, documentation updates and new software releases.

         Each organization which licenses the Company's systems is required to enter into a maintenance contract providing for the payment to the Company of a monthly maintenance fee over the term of the related license agreement equal to approximately 18% of the license fee. The Company's maintenance agreements typically obligate Pegasystems to provide up to a specified number of hours of consulting and support. Organizations seeking additional consulting and support services are generally charged an incremental fee ranging between $90 and $170 per hour.

Customers

         During 1994 Chemical Bank accounted for 16.8% of the Company's consolidated revenue. Chemical Bank also accounted for 12.6% of the Company's 1995 consolidated revenue. In 1995 Citibank and Household Credit Services accounted for 16.2% and 14.9%, respectively, of the Company's consolidated revenue. In 1996, Bank of America, Chase Manhattan Bank and Fleet Bank accounted for 14.5%, 11.4% and 10.5%, respectively, of the Company's consolidated revenue.

         Pegasystems provides robust and scalable customer service management solutions that can support thousands of concurrent users based in multiple countries, speaking different languages, and working with different currencies. A representative list of the Company's major customers and the uses to which they apply the Company's products is shown below:

         Advanta Services Corporation - Credit card operations, including telephony center, correspondence generation, collections, and dispute and chargeback processing.

         Banco Popular de Puerto Rico - Retail service center automation, check research, and consumer loan inquiry and service.

         Bank of America - Retail/check customer service and research, automation of branch support centers. Institutional funds transfer and foreign exchange customer service for U.S. and European operations. Credit and debit card correspondence, and dispute and chargeback service processing.

         Bank of Ireland - Retail/check clearings and research, automation of branch support centers, and exception/credit item review and verification.

         Banque Nationale de Paris - Institutional funds transfer service, research, and archive.

         Barclays Bank PLC - Institutional funds transfer and foreign exchange customer service for international operations. Credit card (merchant and individual) service including telephony center, correspondence, and dispute and chargeback processing.

         Cedel Bank - Global custody and securities movement customer service.

         Citibank - Global funds transfer and foreign exchange customer service. Check-related customer service and research. Domestic MasterCard and Visa service including image integration, correspondence, and dispute and chargeback processing.

         Colonial Group - Mutual fund customer service supporting telephony center and correspondence.

         Federal Reserve Banks of Boston and San Francisco - Check processing customer service, suspense ledger management, research, adjustment, and archive.

         Fidelity Investments - Mutual fund customer service supporting telephony center and correspondence.

         First Chicago NBD - Retail/check customer service and research. Wholesale banking, funds transfer, check, corporate lockbox, and interbank compensation service for global operations.

         Franklin Templeton Group - Mutual fund customer service supporting telephony center, correspondence, and research.

         Household Credit Services - Credit card service including telephony center, correspondence, dispute, and chargeback processing. Private label customer service for major retailers.

         Marine Midland Bank - Institutional funds transfer customer service.

         Mellon Bank Corporation - Retail/check customer service, research, and archive. Wholesale, institutional, cash management, and corporate lockbox customer service.

         Prudential Securities - "All-in-one" account support and service for brokerage, credit, and clearing transactions.

         Trans Union Corporation - Credit bureau data-management customer service for institutional customers and real estate property appraisal processing.

Sales and Marketing

         The Company markets its software and services primarily through a direct sales force. As of December 31, 1996, the Company's sales force consisted of a total of fifteen salespersons in the Company's domestic and foreign offices. The Company intends to increase substantially the size of its sales force. In addition, the Company is seeking to enhance the productivity of its direct sales force by hiring additional support personnel to assist with the sales, marketing and technical requirements of the Company's complex and lengthy sales cycle. To achieve significant revenue growth in the future, it will be necessary for the Company both to increase the size and to enhance the productivity of its direct sales force. Competition for qualified sales personnel is intense and there can be no assurance that the Company will be able to attract such personnel. If the Company is unable to hire additional qualified sales personnel on a timely basis, the Company's business, operating results and financial condition could be materially and adversely affected.

         The Company has recently begun to develop an indirect distribution channel by entering into an agreement with First Data Investor Services Group, Inc., under which the Company's PegaSHARES product will be integrated with a shareholder servicing product distributed by First Data. In addition, the Company has established a joint marketing relationship with Sun Microsystems. In the future, the Company may also market and sell its products through value added resellers (VARs) and systems integrators. There can be no assurance, however, that the Company will be able to attract and retain VARs, system integrators and other third parties that will be able to market and sell the Company's products effectively.

         To support its sales force, the Company conducts marketing programs which include trade shows, public relations and seminars. Sales leads are also generated by the Company's consulting staff, VARs and other third parties.

         In 1994, 1995 and 1996, international sales represented 24.2%, 10.5% and 17.7%, respectively, of the Company's total revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations" incorporated herein by reference from the 1996 Annual Report.

Product Development

         Since its inception, the Company has made substantial investments in product development. The Company believes that its future performance depends on its ability to maintain and enhance its current products and develop new products. The Company's product development priorities include (1) creating tools to enable organizations to configure more easily their customer service management systems; (2) integrating the Company's products with the Internet for customer self-service and with intranet systems for departmental service; (3) developing standard Application Programming Interfaces that allow other client workstation and server applications to interoperate with the Company's systems; and (4) enhancing existing interfaces between the Company's systems and popular applications such as e-mail and spreadsheets.

         In 1994, 1995 and 1996 the Company's research and development expenses were approximately $5.4 million, $7.1 million and $8.2 million, respectively.

Competition

         The customer service management software market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition primarily from internal information systems departments of potential or current customers that develop custom software. The Company also competes with: (1) software companies that target the customer interaction or workflow markets such as Remedy Corporation, Scopus Technology, Inc. and The Vantive Corporation; (2) companies that target specific service areas such as DST Systems Inc. and First Data Corp.; and (3) professional services organizations such as Andersen Consulting that develop custom software in conjunction with rendering consulting services. In addition, the Company expects additional competition from other established and emerging companies, including Oracle Corporation and SAP AG, as the market continues to develop and expand. Increased competition may result in price reductions, less beneficial contract terms, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition.

         The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with other products and technologies, functionality and ease-of-use, the timely development and introduction of new products and product enhancements, as well as product reputation, quality, performance, price, customer service and support, and the vendor's reputation. Although the Company believes that its products currently compete favorably with regard to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

         Many of the Company's competitors have greater resources than the Company, and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or to changes in customer requirements or preferences. Many of the Company's competitors can devote greater managerial or financial resources than the Company can to develop, promote and distribute customer service management software products and provide related consulting, training and support services. There can be no assurance that the Company's current or future competitors will not develop products or services which may be superior in one or more respects to the Company's or which may gain greater market acceptance. Some of the Company's competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with the Company. It is likely that new competitors will emerge and rapidly acquire market share. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

Intellectual Property and Licenses

         The Company relies primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect its proprietary rights. The Company also has one patent application pending in the United States relating to the architecture of the Company's systems. While the Company believes that its pending patent application relates to a patentable invention, there can be no assurance that such patent application or any future patent application will be granted or that any patent relied upon by the Company in the future will not be challenged, invalidated or circumvented or that rights granted thereunder will provide competitive advantages to the Company. Moreover, despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain the use of information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

         The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         From time to time, the Company licenses software from third parties for use with its products. The Company believes that no such license agreement to which it is presently a party is material and that if any such license agreement were to terminate for any reason, the Company would be able to obtain a license or otherwise acquire other comparable technology or software on terms and on a timetable that would not be materially adverse to the Company.

Employees

         As of December 31, 1996, the Company had a total of 220 employees, of whom 178 were based in the United States and 42 were based in Europe. Of the total, 84 were in research and development, 68 were in consulting and customer support, 47 were in sales and marketing, and 21 were in administration and finance. The Company's future performance depends in significant part upon the continued service of its key technical, sales and marketing and senior management personnel and its continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2            FACILITIES

         Pegasystems' principal administrative, sales, marketing, support, and research and development operations are located in a 35,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in March 1999, subject to the Company's option to extend the term for up to eight additional years. The Company also leases offices in New York, New York, Chicago, Illinois, Dallas, Texas, San Francisco, California, Reading, United Kingdom and Paris, France pursuant to leases expiring between June 1997 and July 2006. The Company believes that additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3            LEGAL PROCEEDINGS

         The Company is not a party to any material pending litigation or other legal proceedings.

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of fiscal 1996 there were no matters submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the Company's executive officers and certain information about them are set forth below as of December 31, 1996:


Name                                               Age                 Position(s) and Office(s) Held
----                                               ---                 ------------------------------
Alan Trefler ................................       40                 President, Clerk and Director
Clifford R. Balzer ..........................       46                 Vice President of Reengineering and
                                                                        Client Services
Eugene A. Bonte .............................       46                 Vice President of Market Strategy and
                                                                        Delivery
Joseph J. Friscia ...........................       41                 Vice President of Sales and Marketing
Kenneth W. Olson ............................       46                 Vice President of Technical Development
Michael R. Pyle .............................       42                 Vice President of Applications
                                                                        Development
Ira Vishner .................................       43                 Vice President of Corporate Services,
                                                                        Treasurer, Chief Financial Officer
                                                                        and Director

         Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

         Alan Trefler, a founder of the Company, has served as President and Clerk and has been a director since the Company's organization in 1983. Prior thereto, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a degree in economics and computer science from Dartmouth College.

         Clifford R. Balzer joined the Company in December 1995 as Vice President of Reengineering and Client Services. From January through November 1995, he was a Senior Consultant for Arthur D. Little, a research and consulting firm. From July 1990 through January 1995, Mr. Balzer was employed as a Director of U.S. Consulting by DMR Group, Inc., an international consulting firm. Mr. Balzer holds a B.A. from Kansas Wesleyan University and an M.B.A. from Fordham University.

         Eugene A. Bonte joined the Company in April 1996 as Vice President of Market Strategy and Delivery. He was a founder of Object Design, Inc., a developer of object database management systems and tools, where he served as Vice President from August 1988 through September 1995 and was responsible, at different times, for marketing, corporate development and product management. Mr. Bonte holds a B.A. from The Johns Hopkins University and an M.B.A.
from the Harvard Business School.

         Joseph J. Friscia joined the Company in 1984 to establish its New York office and has served as Vice President of Sales and Marketing since 1987. Prior to joining the Company, he worked as a money transfer operations manager with Bankers Trust Company and J. Henry Schroder Bank and Trust Company. Mr. Friscia holds a B.A. from Long Island University and an M.B.A. from Adelphi University.

         Kenneth W. Olson, a founder of the Company, has served as Vice President of Technical Development since 1983. Prior thereto, he managed the development of specialized computer systems for large-volume transaction processing for TMI Systems Corporation. Mr. Olson holds an S.B. in Humanities and Sciences from the Massachusetts Institute of Technology.

         Michael R. Pyle joined the Company in 1985 as an application development manager and has been Vice President of Applications Development since 1990. Mr. Pyle holds a B.C.S. from the CS College in London. Prior to joining the Company, Mr. Pyle worked in Europe and the United States developing and deploying large-scale communications systems for the financial and commercial sectors.

         Ira Vishner, a founder of the Company, has served as Vice President of Corporate Services, Treasurer and Chief Financial Officer of the Company since 1983 and has been a director since 1994. Prior to 1983, he worked in the executive offices of TMI Systems Corporation where he was responsible for corporate planning, financial analysis and product marketing. Mr. Vishner holds an S.B. in Mathematics from the Massachusetts Institute of Technology.

       CERTAIN STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company, desiring to avail itself of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, wishes to caution readers that the following important factors, among others, in some cases have caused and in the future could cause the Company's actual results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company in filings with the Securities and Exchange Commission, press releases and oral statements.

                                  RISK FACTORS

Potential Fluctuations in Quarterly Results; Seasonality

         The Company's revenue and operating results have varied considerably in the past, and are likely to vary considerably in the future. Such fluctuations may be particularly pronounced because a significant portion of the Company's revenue in any quarter is attributable to product acceptances or license renewals by a relatively small number of customers, and reflects the Company's policy of recognizing license fee revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed license payments due during the initial license term or renewal period, as the case may be. Product acceptance is preceded by an implementation period, typically ranging from three to six months but in some cases significantly longer, and by a lengthy sales cycle. The Company's sales cycle is subject to a number of significant risks over which the Company has little or no control, including customers' budgeting constraints and internal authorization reviews. Product implementation may be delayed for a variety of reasons including unforeseen technical problems and changes dictated by the customer in the scope or schedule of the implementation. Other factors contributing to fluctuations in the Company's revenue and operating results include changes in the level of operating expenses, demand for the Company's products and services, the introduction of new products and product enhancements by the Company and its competitors, competitive conditions in the industry and general economic conditions. The Company budgets its product development and other expenses anticipating future revenue. If revenue falls below expectations, the Company's business, operating results and financial condition are likely to be materially and adversely affected because only a small portion of the Company's expenses vary with its revenue. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon to predict future performance. There can be no assurance that the Company will be able to maintain profitability on an annual or quarterly basis.

         The Company's business has experienced and may continue to experience significant seasonality. In recent years the Company has recognized a greater percentage of its revenue in its third and fourth quarters than in the first and second quarters due to the Company's sales commission structure and the impact of that structure on the timing of product acceptances and license renewals by customers. This pattern is reinforced by the Company's maintenance contracts, which entitle customers to, among other things, a fixed number of hours of service per calendar year. Once the annual allotment of service hours is exhausted, customers pay for additional services on an hourly basis, typically resulting in higher services revenue in the Company's second, third and fourth quarters.

         Due to the foregoing factors, it is possible that in some future quarters the Company's operating results will fall below the expectations of the Company, market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

Dependence on New Products; Rapid Technological Change; Product Development and Implementation Risks

         The market for customer management software and related consulting and training services is subject to rapid technological change, changing customer needs and preferences, frequent new product introductions, and evolving programming languages and industry standards that may render existing products and services obsolete. The Company's position in its current market or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate, and the Company's growth and future performance will depend in part upon its ability to enhance existing products, and to develop and introduce new products that keep pace with technological advancements, meet changing customer requirements, respond to competitive products, and achieve market acceptance. The Company's product development efforts require and are expected to continue to require substantial investments by the Company for research, refinement and testing, and there can be no assurance that the Company will have the resources sufficient to make such investments. The Company has in the past experienced developmental delays, and there can be no assurance that the Company will not experience difficulties which would delay or prevent the successful development, introduction or implementation of new or enhanced products. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance, or that the Company's current or future products will conform to changing industry requirements. If the Company is unable for technological or other reasons to develop, introduce or implement new or enhanced products in a timely and effective manner, the Company's business, operating results and financial condition could be materially and adversely affected.

         Products as complex as the Company's may contain errors that may be detected at any point in the products' life cycles. In the past, the Company has discovered certain errors in its products and has experienced shipping delays while such errors were corrected. Such errors have also required the Company to ship corrected products to existing customers. There can be no assurance that errors will not be found in the future resulting in the loss of, or delay in, market acceptance and/or sales and revenue, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Computing Platform Shift; Compatibility with Third Party Relational Databases

         The majority of large financial services organizations have traditionally used IBM MVS or Digital Equipment Corporation VMS systems for transaction processing. Increasingly, however, such organizations are migrating towards more open UNIX and Windows/NT server operating systems to meet their transaction processing requirements. Responding to this trend, and while continuing to support its core IBM and Digital Equipment Corporation platforms, the Company commenced efforts in 1992 to evolve versions of its products to use the C++ programming language and run on a variety of open platforms. In December 1995, for the first time one of the new C++ versions of the Company's products was used in production by a customer of the Company. The Company has since shipped new C++ versions of its products for use on RS 6000/AIX, Digital OpenVMS, Sun Solaris and Windows/NT platforms, of which the RS 6000/AIX, Digital OpenVMS and Sun Solaris systems have been brought into initial production use. The Company is actively working with customers to bring additional installations of these products into production. There can be no assurance that the new versions of the Company's products will meet the requirements of the marketplace and achieve market acceptance, or that organizations will not migrate to other computing platforms not supported by the Company. Moreover, there can be no assurance that, notwithstanding the benefits of the new versions of the Company's products, some of the Company's existing customers may choose not to migrate to UNIX and Windows/NT systems. In such event, the Company may be required to support both the old and new versions of its products, which could have a material adverse effect on its business, operating results and financial condition.

         The Company believes that the compatibility of customer service management software systems with popular relational databases is an important factor in the purchase decision of many organizations. Consequently, the Company recently developed and shipped Sun Solaris and Windows/NT versions of its software capable of storing work items in Oracle and Microsoft SQL Server relational databases. However, the Company's existing and potential customers may demand that the Company's systems be compatible with other relational databases and there can be no assurance that the Company will not experience difficulties which would delay or prevent the successful development or introduction of these additional capabilities. Any such difficulty could have a material and adverse effect on the Company's business, operating results and financial condition.

Dependence on the Financial Services Market; Industry Consolidation

         The Company has derived all of its revenue to date from customers in the financial services market, and the Company's future growth depends, in large part, upon increased sales to this market. The financial condition of the Company's customers and their willingness to pay for the Company's products and services are affected by competitive pressures, decreasing operating margins within the industry, currency fluctuations, active geographic expansion and deregulation. The Company believes that its customers' purchasing patterns are somewhat discretionary. As a result, demand for the Company's products and services could be affected by the condition of the financial services market or a deterioration in economic or market conditions generally.

         The financial services market is undergoing intense domestic and international consolidation. In recent years, several customers of the Company have been merged or consolidated out of independent existence, and there is no assurance that the Company will not experience declines in revenue occasioned, in whole or in part, by future mergers or consolidations. Any decline in the demand for the Company's products would have a material, adverse effect on the Company's business, operating results and financial condition.

Uncertainty of Growth into other Markets

         As part of its growth strategy the Company is exploring the possibility of applying its technology to the customer service management requirements of markets other than financial services, such as insurance, telecommunications, medical, public utilities and retail. The Company believes that in connection with such efforts it will be necessary for the Company to hire additional personnel with expertise in these other markets. There can be no assurance that the Company will be successful in adapting its technology to these other markets or in attracting and retaining personnel with the necessary industry expertise. The inability of the Company to penetrate these other markets could have a material adverse effect on its business, operating results and financial condition.

Risks of Customer License Non-Renewal

         To date, a substantial majority of the Company's licenses have been renewed upon expiration. Revenue attributable to license renewals has historically accounted for a significant portion of the Company's total revenue. There can be no assurance that a substantial majority of the Company's customers will continue to renew expiring licenses; any such non-renewal would require the Company to obtain revenue from other sources in order to achieve its revenue targets. A decrease in the Company's license renewal rate without offsetting revenue from other sources would have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Key Personnel

         The Company's future success depends to a significant extent on Mr. Trefler, its other executive officers and certain technical, managerial, consulting, sales and marketing personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's business, operating results and financial condition. None of the Company's executive officers has entered into an employment contract with the Company, although each is subject to a non-disclosure and non-competition agreement with the Company. The Company does not have, and is not contemplating securing, any significant amount of key-man life insurance on any of its executive officers or other key employees. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled technical, managerial, consulting, sales and marketing personnel. In particular, delays in hiring and training qualified sales personnel would adversely affect the Company's operating results due to the substantial time period between the identification of new customers and the successful implementation and acceptance of the Company's products by those customers. Because developing, selling and maintaining the Company's products requires extensive knowledge of computer hardware and operating systems, programming languages and application software, the number of qualified potential employees is limited. Moreover, competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to grow and operate profitably.

Intense Competition

         The market for customer service management software and related consulting and training services is relatively new, intensely competitive and highly fragmented. The Company encounters significant competition from internal information systems departments of potential or existing customers that develop custom software. The Company also competes with companies that target the customer interaction or workflow markets, and professional services organizations that develop custom software in conjunction with rendering consulting services. Such competitors vary in size and in the scope and breadth of products and services offered. The Company anticipates increased competition for market share and pressure to reduce prices and make sales concessions, which could materially and adversely affect the Company's business, operating results and financial condition.

         Many of the Company's competitors have greater resources than the Company, and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or to changes in customer requirements or preferences. Many of the Company's competitors can devote greater managerial or financial resources than the Company can to develop, promote and distribute customer service management software products and provide related consulting and training services. There can be no assurance that the Company's current or future competitors will not develop products or services which may be superior in one or more respects to the Company's or which may gain greater market acceptance. Some of the Company's competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with the Company. It is likely that new competitors will emerge and rapidly acquire market share. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

Management of Growth

         The growth in the size, geographic scope and complexity of the Company's business and the expansion of its product offerings and customer base have placed and are expected to continue to place a significant strain on the Company's management, operations and capital needs. The Company's continued growth, if any, will require it to hire, train and retain many employees both in the United States and abroad, particularly additional sales and financial personnel, and will also require the Company to enhance its financial and managerial controls and reporting systems. There is no assurance that the Company can manage its growth effectively or that the Company will be able to attract and retain the necessary personnel to meet its business challenges. If the Company is unable to manage its growth effectively, the Company's business, operating results and financial condition could be materially and adversely affected.

Risks Associated with International Operations; Currency and Other Risks

         Sales to customers headquartered outside of the United States represented approximately 10.5% and 17.7% of the Company's total revenue in 1995 and 1996, respectively. The Company, in part through its wholly-owned subsidiary based in the United Kingdom, markets products and renders consulting and training services to customers based in Canada, the United Kingdom, France, Switzerland, Ireland, Luxembourg, Mexico and Sweden and is in negotiations with potential customers based in other foreign countries. The Company recently established an office in Paris, France, and may establish additional offices in continental Europe, Australia or elsewhere in the Pacific Rim. The Company believes that its continued growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. The Company anticipates hiring additional personnel to accommodate international growth, and the Company may also enter into agreements with local distributors, representatives or resellers. If the Company is unable to do one or more of these things in a timely manner, the Company's growth, if any, in its foreign operations will be restricted, and the Company's business, operating results and financial condition could be materially and adversely affected.

         In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. Most of the Company's international sales are denominated in U.S. dollars. Accordingly, any appreciation of the value of the U.S. dollar relative to the currencies of those countries in which the Company distributes its products may place the Company at a competitive disadvantage by effectively making its products more expensive as compared to those of its competitors.

         Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, increased tariffs and other trade barriers, the costs of localizing products for local markets and complying with local business customs, longer accounts receivable patterns and difficulties in collecting foreign accounts receivable, difficulties in enforcing contractual and intellectual property rights, heightened risks of political and economic instability, the possibility of nationalization or expropriation of industries or properties, difficulties in managing international operations, potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of "double taxation"), enhanced accounting and internal control expenses, and the burden of complying with a wide variety of foreign laws. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's foreign operations, and, consequentially, the Company's business, operating results and financial condition.

Reliance on Certain Relationships

         The Company has a number of third party relationships that are significant to its sales, marketing and support activities and product development efforts. The Company relies upon relational database management systems applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the Company's direct sales force, and strengthen its product offerings through the use of industry-standard tools and utilities. The Company has also recently begun establishing relationships with third parties that will distribute the Company's products. The Company's strategy in entering into these relationships is to keep pace with the technological and marketing developments of major software vendors, to acquire technical assistance for the Company's product development efforts and to leverage the Company's sales and marketing capabilities. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not develop or market software products which compete with the Company's products in the future or will not otherwise discontinue their relationships with or support of the Company. The failure of the Company to maintain its existing relationships, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties, or for any other reason, could have a material adverse effect on the Company's business, results of operations and financial condition.

                                     PART II

Item 5            MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS

         Information relating to the market for the Company's Common Stock and related stockholder matters is contained on page 35 of the 1996 Annual Report in the section entitled "Stock Price History and Related Stockholder Matters," which section is incorporated herein by reference.

Item 6            FIVE YEAR COMPARISON OF SELECTED CONSOLIDATED FINANCIAL DATA

         Selected consolidated financial data is contained on page 15 of the 1996 Annual Report in the section entitled "Five Year Comparison of Selected Consolidated Financial Data," which section is incorporated herein by reference.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information is contained on pages 16 to 21 of the 1996 Annual Report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is incorporated herein by reference.

Item 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data are contained on pages 22 to 34 of the 1996 Annual Report in the sections entitled "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" which sections are incorporated herein by reference. Financial statement schedules are set forth in Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this Form 10-K and are filed herewith.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the Directors of the Company is set forth in the section entitled "Management - Directors" in the 1997 Proxy Statement, which section is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I, immediately following
Item 4, of this Report under the caption "Executive Officers of the Registrant." Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement, which section is incorporated herein by reference.

Item 11           EXECUTIVE COMPENSATION

         Information relating to executive compensation is set forth in the sections entitled "Management - Directors - Director Compensation," "Executive Compensation," "Option Grants," "Aggregated Option Exercises and Year-End Option Table," "Change in Control Arrangements," and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement, which sections are incorporated herein by reference.

Item 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to ownership of equity securities of the Company by certain beneficial owners and management is set forth in the section entitled "Principal and Management Stockholders" in the 1997 Proxy Statement, which section is incorporated herein by reference.

Item 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions is set forth in the section entitled "Management - Certain Relationships and Related Transactions" in the 1997 Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

Item 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)      (1)      Financial Statements of Pegasystems Inc.

         The following consolidated financial statements required by Item 8 of this Form 10-K are incorporated by reference from the 1996 Annual Report.


                                                                                                 Location in 1996
           Item                                                                                    Annual Report
           ----                                                                                    -------------
Consolidated Balance Sheets at December 31, 1995 and 1996                                             Page 22

Consolidated Statements of Income for the years ended                                                 Page 23
  December 31, 1994, 1995 and 1996

Consolidated Statements of Stockholders' Equity for the years ended                                   Page 24
  December 31, 1994, 1995 and 1996

Consolidated Statements of Cash Flows for the years ended                                             Page 25
  December 31, 1994, 1995 and 1996

Notes to Consolidated Financial Statements                                                         Page 26 - 33

Report of Independent Auditors                                                                        Page 34

         (2)      Financial Statement Schedules of Pegasystems Inc.

         The following financial statement schedule as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996 is required to be filed by Item 8 of this Form 10-K, and is filed herewith as noted below. The financial statement schedule should be read in conjunction with the consolidated financial statements of Pegasystems.

               Schedule II - Valuation and Qualifying Accounts                                        Page 28

         All other schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedule or because the information is reflected in the consolidated financial statements or notes thereto.

         (3)      Exhibits

         The exhibits filed as part of this Report are listed in the Exhibit Index immediately following the financial statement schedule included in this Report.

(b)               Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEGASYSTEMS INC.

Date: March 28, 1997

                                   By: /s/ Ira Vishner
                                       ----------------------------------------
                                       Ira Vishner, Vice President of Corporate
                                       Services, Treasurer, Chief Financial
                                       Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 28, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Alan Trefler
---------------------------
Alan Trefler                   President, Clerk and Director (principal
                               executive officer)


/s/ Ira Vishner
---------------------------
Ira Vishner                    Vice President of Corporate Services, Treasurer,
                               Chief Financial Officer and Director (principal
                               financial and accounting officer)


/s/ Edward A. Maybury
---------------------------
Edward A. Maybury              Director


/s/ Edward B. Roberts
---------------------------
Edward B. Roberts              Director


/s/ Leonard A. Schlesinger
---------------------------
Leonard A. Schlesinger         Director


/s/ Thomas E. Swithenbank
---------------------------
Thomas E. Swithenbank          Director

                                                                     SCHEDULE II

                        PEGASYSTEMS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended December 31, 1996

                                              Balance        Additions         Charged                           Balance
                                              at beg-        charged to        to other                             at
                                              inning         costs and         account         Deductions          end
Description                                  of period        expenses           (a)               (b)          of period
---------------------------------            ---------       ----------        --------        ----------       ---------
Allowance for doubtful accounts:
  Year ended December 31, 1994                $340,041              $0               $0         $340,041              $0
  Year ended December 31, 1995                       0         793,310                0          359,423         433,887
  Year ended December 31, 1996                 433,887         300,000          204,685                0         938,572

(a) Amount reclassified from liabilities during the year.
(b) Deductions are related to accounts receivable write-offs.

                                PEGASYSTEMS INC.
                                  Exhibit Index


Exhibit No.       Description
3.3.*             Restated Articles of Organization of the Registrant.
3.4.*             Restated By-Laws of the Registrant.
4.1.*             Specimen certificate representing the Common Stock.
10.1.*            Amended and Restated 1994 Long-Term Incentive Plan.
10.2.*            1996 Non-Employee Director Stock Option Plan.
10.3.*            1996 Employee Stock Purchase Plan.
10.4.*            Loan Agreement dated as of December 16, 1993 between the Registrant and Fleet
                    Bank of Massachusetts, N.A.
10.5.*            Loan Modification Agreement dated as of May 5, 1995 between the Registrant and
                    Fleet Bank of Massachusetts, N.A.
10.6.*            Second Loan Modification Agreement dated May 15, 1996
                    between the Registrant and Fleet National Bank (successor by merger to Fleet Bank of Massachusetts, N.A.).
10.11.*           Promissory Note dated May 15, 1996 in the amount of $5,000,000 made by the
                    Registrant to the order of Fleet National Bank.
10.13.*           Lease Agreement dated February 26, 1993 between the Registrant and Riverside
                    Office Park Joint Venture.
10.14.*           Amendment Number 1 to Lease Agreement dated August 7, 1994 between the
                    Registrant and Riverside Office Park Joint Venture.
13.1              Portions of the 1996 Annual Report to Stockholders incorporated by reference into this Report.
21.1.*            Subsidiaries of the Registrant.
23.1.             Consent of Ernst & Young LLP.
27.1.             Financial Data Schedule.


*Filed as an exhibit to the Registrant's Registration Statement on Form S-1
 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference to the same exhibit number.