Form 10-Q
period 1997-03-31
PEGASYSTEMS INC
filed 1997-05-15
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
 [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

 [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                For the transition period from _______ to _______

                         Commission File Number: 1-11859

                                PEGASYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                    04-2787865
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization )

         101 Main Street
         Cambridge, MA                                     02142-1590
(Address of principal executive offices)                   (zip code)

                                 (617) 374-9600
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


There were 28,420,000 shares of the Registrant's common stock, $.01 par value per share, outstanding on April 30, 1997.

                         PEGASYSTEMS INC. AND SUBSIDIARY
                               Index to Form 10-Q


 Part I - Financial Information


                                                                                            Page
                                                                                            ----

 Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 1996                         3
           and March 31, 1997

           Condensed Consolidated Statements of Income for the three                          4
           months ended: March 31, 1996 and 1997

           Condensed Consolidated Statements of Cash Flows for the three                      5
           months ended: March 31, 1996 and 1997

           Notes to Condensed Consolidated Financial Statements                               6

 Item 2.  Management's Discussion and Analysis of Financial                                   7
           Condition and Results of Operations


 Part II - Other Information

 Item 1.  Legal Proceedings                                                                  11

 Item 2.  Changes in Securities                                                              11

 Item 3.  Defaults upon Senior Securities                                                    11

 Item 4.  Submission of Matters to a Vote of Security Holders                                11

 Item 5.  Other Information                                                                  11

 Item 6.  Exhibits and Reports on Form 8-K                                                   11


 SIGNATURES                                                                                  12


Form 10-Q                                                           Page 3 of 12


                                PEGASYSTEMS INC.
                      Condensed Consolidated Balance Sheets
                  (in thousands, except share-related amounts)
                                   (Unaudited)



                                                                                 December 31,          March 31,
                                                                                     1996                1997
                                                                               ----------------   ---------------

Assets
Current assets:
   Cash and cash equivalents                                                           $24,201          $ 75,021
   Trade and installment accounts receivable, net of
     allowance for doubtful accounts of $939 at
     December 31, 1996 and March 31, 1997                                               14,582            18,637
   Prepaid expenses and other assets                                                     1,235             1,226
                                                                               ----------------   ---------------
         Total current assets                                                           40,018            94,884

   Long-term license installments, net                                                  23,802            26,719
   Equipment and improvements, net                                                       3,035             3,342
                                                                               ----------------   ---------------
         Total assets                                                                  $66,855          $124,945
                                                                               ================   ===============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                               $ 2,697          $  5,927
   Deferred revenue                                                                         53                39
   Deferred income taxes                                                                 2,904             2,801
                                                                               ----------------   ---------------
       Total current liabilities                                                         5,654             8,767
                                                                               ----------------   ---------------
Deferred income taxes                                                                    8,816            10,000
                                                                               ----------------   ---------------

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                                           --                --
   Common stock, $.01 par value, 45,000,000 shares
     authorized; 26,392,200 shares and 28,420,000 shares
     issued and outstanding at December 31, 1996 and
     March 31, 1997, respectively                                                          264               286
   Additional paid-in capital                                                           30,206            82,253
   Deferred compensation                                                                   (73)              (68)
   Retained earnings                                                                    22,022            23,785
   Cumulative foreign currency translation adjustment                                      (34)              (78)
                                                                               ----------------   ---------------
       Total stockholders' equity                                                       52,385           106,178
                                                                               ----------------   ---------------
         Total liabilities and stockholders' equity                                    $66,855          $124,945
                                                                               ================   ===============



         The accompanying Notes are an integral part of these Condensed
                       Consolidated Financial Statements.

Form 10-Q                                                           Page 4 of 12


                                PEGASYSTEMS INC.
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                      1996                1997
                                                 ---------------     ----------------

Revenue
   Software license                                      $2,520               $6,478
   Services                                               2,421                2,754
                                                 ---------------     ----------------
     Total revenue                                        4,941                9,232
                                                 ---------------     ----------------

Cost of revenue
   Cost of software license                                 118                   10
   Cost of services                                       1,405                2,018
                                                 ---------------     ----------------
     Total cost of revenue                                1,523                2,028
                                                 ---------------     ----------------
Gross profit                                              3,418                7,204
                                                 ---------------     ----------------

Operating expenses
   Research and development                               1,604                2,410
   Selling and marketing                                    974                2,510
   General and administrative                               389                  564
                                                 ---------------     ----------------
     Total operating expenses                             2,967                5,484
                                                 ---------------     ----------------
Income from operations                                      451                1,720

License interest income                                     368                  374
Other interest income                                        12                  750
Interest expense                                            (39)                  --
                                                 ---------------     ----------------
Income before provision for
   income taxes                                             792                2,844
Provision for income taxes                                  311                1,081
                                                 ---------------     ----------------
Net income                                                $ 481               $1,763
                                                 ===============     ================

Net income per common and common
   equivalent share                                       $0.02               $ 0.06
                                                 ===============     ================

Weighted average number of common
   and common equivalent shares
   outstanding                                           25,505               29,153
                                                 ===============     ================



         The accompanying Notes are an integral part of these Condensed
                       Consolidated Financial Statements.

Form 10-Q                                                           Page 5 of 12


                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                   1996                    1997
                                                                          --------------------    ----------------

Operating Activities
     Net income                                                                     $  481              $ 1,763
     Adjustments to reconcile net income to cash provided
       (used) by operating activities:
         Provision for deferred income taxes                                           501                1,081
         Depreciation and amortization                                                 374                  362
         Changes in operating assets and liabilities:
           Decrease (increase) in trade and installment
              accounts receivable                                                    1,223               (6,972)
           Decrease in prepaid expenses and other assets                                83                    9
           Increase (decrease) in accounts payable and accrued
              expenses                                                                (777)               3,230
           Increase (decrease) in deferred revenue                                     689                  (14)
                                                                          -----------------    ----------------
              Net cash provided (used) by operating activities                       2,574                 (541)
                                                                          -----------------    ----------------

Investing Activities
     Purchase of equipment and improvements                                           (221)                (663)
                                                                          -----------------    ----------------
              Net cash used by investing activities                                   (221)                (663)
                                                                          -----------------    ----------------

Financing Activities
     Repayments of long-term debt                                                     (196)                  --
     Issuance of common stock, net                                                      --               52,067
     Exercise of stock options                                                          --                    2
                                                                          -----------------    ----------------
              Net cash provided (used) by financing activities                        (196)              52,069
Effect of exchange rate on cash                                                        (24)                 (45)
                                                                          -----------------    ----------------
Net increase in cash and equivalents                                                 2,133               50,820
Cash and cash equivalents at beginning of period                                       511               24,201
                                                                          -----------------    ----------------
Cash and cash equivalents at end of period                                          $2,644              $75,021
                                                                          =================    ================

Supplemental Disclosures of Cash Flow Information
   Cash paid during period:
     Interest                                                                          $39                  $--
     Income taxes                                                                      $13                  $--


         The accompanying Notes are an integral part of these Condensed
                       Consolidated Financial Statements.

Form 10-Q                                                           Page 6 of 12


                                PEGASYSTEMS INC.
          Notes to Condensed Consolidated Interim Financial Statements
                                 March 31, 1997
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") presented herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report to Shareholders filed with the Securities and Exchange Commission.


Note B - Subsequent Events

None


Note C - Net Income Per Share

Net income per common share is based on the weighted average number of common shares and common share equivalents.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for the Company beginning with its December 31, 1997 annual report. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no change to either primary or fully diluted net income per share for the quarters ended March 31, 1996 and 1997 using the new method.

Form 10-Q                                                           Page 7 of 12


                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Revenue

Total revenue for the three months ended March 31, 1997 (the "1997 Period") increased 86.9% to $9.2 million from $4.9 million for the three months ended March 31, 1996 (the "1996 Period"). The increase was primarily due to an increase in software license revenue.

Software license revenue for the 1997 Period increased 157.1% to $6.5 million from $2.5 million for the 1996 Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

Services revenue for the 1997 Period increased 13.8% to $2.8 million from $2.4 million for the 1996 Period. The increase in services revenue was primarily attributable to increased implementation services for new customers, additional consulting services provided to existing customers, and to a lesser extent, increased maintenance revenue from a larger installed product base.

Cost of Revenue

Cost of software license for the 1997 Period decreased 91.2% to $0.01 million from $0.1 million for the 1996 Period, and decreased as a percentage of total revenue from 2.4% for the 1996 Period to 0.1% for the 1997 Period. As a percentage of software license revenue, cost of software license decreased from 4.7% for the 1996 Period to 0.2% for the 1997 Period. Software development costs were fully amortized during 1996 and no software development costs were capitalized during the 1997 period.

Cost of services for the 1997 Period increased 43.6% to $2.0 million from $1.4 million for the 1996 Period. Cost of services as a percentage of total revenue decreased from 28.4% for the 1996 Period to 21.9% for the 1997 Period. This decrease was due to the growth in the Company's total revenue. Cost of services as a percentage of services revenue increased from 58.0% for the 1996 Period to 73.3% for the 1997 Period. This increase was due to the use of the Company's service personnel to build templates which can be reused in other customer applications.

Operating Expenses

Research and development expenses for the 1997 Period increased 50.3% to $2.4 million from $1.6 million for the 1996 Period. The level of increase in research and development expenses

Form 10-Q                                                           Page 8 of 12


reflects the Company's strategy of leveraging existing product functionality by shifting its historical investment in research and development to a more sales-oriented focus. As a percentage of total revenue, research and development expenses declined from 32.5% for the 1996 Period to 26.1% for the 1997 Period due to the growth in the Company's total revenue.

Selling and marketing expenses for the 1997 Period increased 157.7% to $2.5 million from $1.0 million for the 1996 Period. As a percentage of total revenue, selling and marketing expenses increased from 19.7% for the 1996 Period to 27.2% for the 1997 Period. These increases were primarily attributable to the hiring of additional direct sales and marketing personnel, increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's User Meetings, and the opening of the Company's Sydney, Australia office.

General and administrative expenses for the 1997 Period increased 44.9% to $0.6 million from $0.4 million for the 1996 Period due to increased investment in the infrastructure needed to support the Company's accelerated growth. General and administrative expenses declined as a percentage of total revenue from 7.9% for the 1996 Period to 6.1% for the 1997 Period due to the growth in the Company's total revenue.

License Interest Income

License interest income which is the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal increased 1.7% from $0.368 million for the 1996 Period to $0.374 million for the 1997 Period due to the increase in the Company's installed customer base.

Provision for Income Taxes

The provisions for federal, state and foreign taxes were $0.3 million and $1.1 million for the 1996 Period and the 1997 Period, respectively. The effective tax rate decreased from 39.3% for 1996 Period to 38.0% for the 1997 Period. This decrease was due to the reinstatement by the Internal Revenue Service of the research and development tax credit in May 1996.

Liquidity and Capital Resources

Since its inception, the Company had funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Proceeds to the Company from such offering were approximately $30.1 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Proceeds to the Company from such offering were approximately $52.4 million. At March 31, 1997, the Company had cash and cash equivalents of approximately $75.0 million and working capital of approximately $86.1 million. The Company's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and, prior to its initial public offering, limited the availability of working capital.

Form 10-Q                                                           Page 9 of 12


Net cash used by operating activities for the 1997 period was $0.5 million, primarily due to an increase in accounts receivable, mainly offset by an increase in accounts payable and accrued expenses.

Net cash used by investing activities was $0.7 million during the 1997 Period due to the purchase of property and equipment consisting mainly of computer hardware and software and furniture and fixtures to support the Company's growing employee base.

Net cash provided by financing activities was $52.1 million during the 1997 Period mainly due to the completion of the Company's second public offering.

The Company's capital commitments consist primarily of operating leases for office space and equipment. At March 31, 1997, the Company's commitments under non-cancellable operating leases for office space with terms in excess of one year totaled $0.9 million, $1.1 million and $0.6 million for 1997, 1998 and 1999, respectively. The Company's total payments under such leases was $0.3 million for the 1997 Period.

The Company has a $5.0 million revolving credit line, which is unsecured and expires on June 30, 1997. At March 31, 1997, the Company had no borrowings under its revolving credit line. The Company's credit agreement prohibits the payment of dividends, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios.

The Company recorded no bad debt expense in the 1997 Period.

The Company believes that the net proceeds from its two recent public offerings together with cash generated by operations and availability under its bank credit facility will be sufficient to fund the Company's operations for at least the next year. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

Inflation

Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in the future due to the fact that the Company's license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.

Forward-Looking Statements

Certain statements contained in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements involve various risks and uncertainties which could cause the Company's actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties include the seasonal variation of the Company's operations and fluctuations in the Company's quarterly results, rapid technological change involving the Company's products, delays in product development and

Form 10-Q                                                          Page 10 of 12


implementation, the technological compatibility of the Company's products with its customers' systems, the Company's dependence on customers in the financial services market, intense competition in the markets for the Company's products, risk of non-renewal by current customers, management of the Company's growth, and other risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and "should" and similar words and expressions are intended to identify the forward-looking statements contained in this Form 10-Q. These statements are based on estimates, projections, beliefs, and assumptions of the Company and its management and are not guarantees of future performance. Further information regarding those factors which could cause the Company's actual results to differ materially from any forward-looking statements contained herein is included in the Company's filings with the Securities and Exchange Commission.

Form 10-Q                                                          Page 11 of 12


                                PEGASYSTEMS INC.


Part II - Other Information:

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27.1     Financial Data Schedule.

(b) Reports on Form 8-K:

None

Form 10-Q                                                          Page 12 of 12


                                PEGASYSTEMS INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Pegasystems Inc.



Date: May 14, 1997                        /s/ Ira Vishner
                                          -----------------------------------
                                          Ira Vishner
                                          Vice President, Corporate Services,
                                          Treasurer, Chief Financial Officer
                                          and Director
                                          (principal financial officer and
                                           chief accounting officer)