Form 10-Q
period 1997-06-30
PEGASYSTEMS INC
filed 1997-08-14
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the transition period from ___________to_____________

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

                                Yes  X   No
                                    ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


There were 28,487,600 shares of the Registrant's common stock, $.01 par value per share, outstanding on June 30, 1997.

                         PEGASYSTEMS INC. AND SUBSIDIARY
                               Index to Form 10-Q



Part I  -  Financial Information
                                                                          Page
                                                                          ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 1996      3
           and June 30, 1997

           Condensed Consolidated Statements of Income for the three       4
           and six months ended: June 30, 1996 and June 30, 1997

           Condensed Consolidated Statements of Cash Flows for the six     5
           months ended: June 30, 1996 and June 30, 1997

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial               7
           Condition and Results of Operations


 Part II - Other Information

 Item 1.  Legal Proceedings                                               11

 Item 2.  Changes in Securities                                           11

 Item 3.  Defaults upon Senior Securities                                 11

 Item 4.  Submission of Matters to a Vote of Security Holders             11

 Item 5.  Other Information                                               11

 Item 6.  Exhibits and Reports on Form 8-K                                11


 SIGNATURES                                                               12

Form 10-Q                                                          Page 3 of 12


                                PEGASYSTEMS INC.
                      Condensed Consolidated Balance Sheets
                  (in thousands, except share-related amounts)
                                   (Unaudited)


                                                                     December 31,     June 30,
                                                                        1996           1997
                                                                     --------        ---------
Assets
Current assets:
   Cash and cash equivalents                                          $24,201       $  72,511
   Trade and installment accounts receivable, net of
     allowance for doubtful accounts of $939 at
     December 31, 1996 and $671 at June 30, 1997                       14,582          22,744
   Prepaid expenses and other assets                                    1,235           1,620
                                                                     ---------      ----------
       Total current assets                                            40,018          96,875

   Long-term license installments, net                                 23,802          27,604
   Equipment and improvements, net                                      3,035           3,832
                                                                     ---------      ----------
         Total assets                                                 $66,855        $128,311
                                                                     =========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                              $ 2,697       $   3,250
   Deferred revenue                                                        53           2,176
   Deferred income taxes                                                2,904           3,765
                                                                     ---------      ----------
       Total current liabilities                                        5,654           9,191
                                                                     ---------      ----------
Deferred income taxes                                                   8,816          10,406
                                                                     ---------      ----------
Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                          --              --
   Common stock, $.01 par value, 45,000,000 shares
     authorized; 26,392,200 shares and 28,487,600 shares
     issued and outstanding at December 31, 1996 and
     June 30, 1997, respectively                                          264             287
   Additional paid-in capital                                          30,206          82,584
   Deferred compensation                                                  (73)            (63)
   Retained earnings                                                   22,022          26,021
   Cumulative foreign currency translation adjustment                     (34)           (115)
                                                                     ---------      ----------
       Total stockholders' equity                                      52,385         108,714
                                                                     ---------      ----------
         Total liabilities and stockholders' equity                   $66,855        $128,311
                                                                     =========      ==========





              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

Form 10-Q                                                        Page 4 of 12

                                PEGASYSTEMS INC.
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)



                                            Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,
                                            1996           1997              1996            1997
                                          --------       --------          --------        --------
Revenue
   Software license                        $3,874        $ 8,983           $ 6,394         $15,462
   Services                                 2,575          3,250             4,996           6,004
                                          --------       --------          --------        --------
     Total revenue                          6,449         12,233            11,390          21,466
                                          --------       --------          --------        --------
Cost of revenue
   Cost of software license                   118             10               236              20
   Cost of services                         1,584          2,346             2,989           4,365
                                          --------       --------          --------        --------
     Total cost of revenue                  1,702          2,356             3,225           4,385
                                          --------       --------          --------        --------
Gross Profit                                4,747          9,877             8,165          17,081

Operating expenses
   Research and development                 1,918          3,015             3,522           5,426
   Selling and marketing                    1,282          4,081             2,256           6,590
   General and administrative                 399            595               788           1,158
                                          --------       --------          --------        --------
     Total operating expenses               3,599          7,691             6,566          13,174
                                          --------       --------          --------        --------
Income from operations                      1,148          2,186             1,599           3,907

License interest income                       378            421               746             796
Other interest income                          11            998                23           1,747
Interest expense                              (30)           --                (69)             --
                                          --------       --------          --------        --------
Income   before    provision   for
   income taxes                             1,507          3,605             2,299           6,450
Provision for income taxes                    588          1,370               899           2,451
                                          --------       --------          --------        --------
Net income                                 $  919        $ 2,235           $ 1,400         $ 3,999
                                          ========       ========          ========        ========

Net  income  per  common and common
   equivalent share                        $ 0.04        $  0.08           $  0.06         $  0.14
                                          ========       ========          ========        ========

Weighted average number of common
   and common equivalent shares
   outstanding                             25,359         29,674            25,432          29,413
                                          ========       ========          ========        ========



              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

Form 10-Q                                                           Page 5 of 12

                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                               June 30,
                                                                        1996           1997
                                                                     ---------       --------
Operating Activities
     Net income                                                      $ 1,400         $  3,999
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Provision for deferred income taxes                             686            2,451
         Depreciation and amortization                                   756              783
         Changes in operating assets and liabilities:
           Increase in trade and installment accounts receivable      (2,248)         (11,963)
           Decrease (increase) in prepaid expenses and other
              assets                                                       2             (385)
           Increase (decrease) in accounts payable and accrued
              expenses                                                   (24)             553
           Increase in deferred revenue                                  409            2,123
                                                                     --------        ---------
              Net cash provided (used) by operating activities           981           (2,439)
                                                                     --------        ---------

Investing Activities
     Purchase of equipment and improvements                             (529)          (1,571)
                                                                     --------        ---------
              Net cash used by investing activities                     (529)          (1,571)
                                                                     --------        ---------

Financing Activities
     Repayments of long-term debt                                       (391)              --
     Issuance of common stock, net                                        --           52,067
     Exercise of stock options                                             1              334
                                                                     --------        ---------
              Net cash provided (used) by financing activities          (390)          52,401
Effect of exchange rate on cash                                          (16)             (81)
                                                                     --------        ---------
Net increase in cash and equivalents                                      46           48,310
Cash and cash equivalents at beginning of period                         511           24,201
                                                                     --------        ---------
Cash and cash equivalents at end of period                           $   557         $ 72,511
                                                                     ========        =========



              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

Form 10-Q                                                          Page 6 of 12

                                PEGASYSTEMS INC.
          Notes to Condensed Consolidated Interim Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report to Stockholders filed with the Securities and Exchange Commission.


Note B - Net Income Per Share

Net income per common share is based on the weighted average number of common shares and common share equivalents.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for the Company beginning with its December 31, 1997 annual report. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no change to either primary or fully diluted net income per share for the quarters ended June 30, 1996 and June 30, 1997 using the new method.

Form 10-Q                                                          Page 7 of 12


                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Three and Six Months Ended June 30, 1997 Compared to
Three and Six Months Ended June 30, 1996

Revenue

Total revenue for the three months ended June 30, 1997 (the "1997 Three Month Period") increased 89.7% to $12.2 million from $6.4 million for the three months ended June 30, 1996 (the "1996 Three Month Period"). Total revenue for the six months ended June 30, 1997 (the "1997 Six Month Period") increased 88.5% to $21.5 million from $11.4 million for the six months ended June 30, 1996 (the "1996 Six Month Period"). These increases were primarily due to an increase in software license revenue.

Software license revenue for the 1997 Three Month Period increased 131.9% to $9.0 million from $3.9 million for the 1996 Three Month Period. Software license revenue for the 1997 Six Month Period increased 141.8% to $15.5 million from $6.4 million for the 1996 Six Month Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

Services revenue for the 1997 Three Month Period increased 26.2% to $3.3 million from $2.6 million for the 1996 Three Month Period. Services revenue for the 1997 Six Month Period increased 20.2% to $6.0 million from $5.0 million for the 1996 Six Month Period. The increase in services revenue was primarily attributable to increased implementation services for new customers, additional consulting services provided to existing customers, and to a lesser extent, increased maintenance revenue from a larger installed product base.

Cost of Revenue

Cost of software license for the 1997 Three Month Period decreased 91.7% to $0.01 million from $0.1 million for the 1996 Three Month Period, and decreased as a percentage of total revenue from 1.8% for the 1996 Three Month Period to 0.1% for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license decreased from 3.1% for the 1996 Three Month Period to 0.1% for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license decreased from 3.7% for the 1996 Six Month Period to 0.1% for the 1997 Six Month Period. Software development costs were fully amortized during 1996 and no software development costs were capitalized during the 1997 Three or Six Month Period.

Cost of services for the 1997 Three Month Period increased 48.2% to $2.3 million from $1.6 million for the 1996 Three Month Period. Cost of services for the 1997 Six Month Period increased 46.0% to $4.4 million from $3.0 million for the 1996 Six Month Period. Cost of services as a percentage of total revenue decreased from 24.6% for the 1996 Three Month Period to 19.2% for the 1997 Three Month Period. This decrease was due to the growth in the Company's total revenue. Cost of services as a percentage of total revenue decreased from 26.3% for the 1996 Six Month Period to 20.3% for the 1997 Six Month Period. Cost of services as a percentage of services revenue increased from 61.5% for the 1996 Three Month Period to 72.2% for the 1997 Three Month Period. Cost of services as a percentage of services revenue increased from 59.8% for the 1996 Six Month Period to 72.7% for the 1997 Six Month Period. These increases were both primarily due to the buildup of new staff, primarily in the Company's regional offices, and use of the Company's service personnel to build templates which can be reused in other customer applications.

Form 10-Q                                                          Page 8 of 12

Operating Expenses

Research and development expenses for the 1997 Three Month Period increased 57.2% to $3.0 million from $1.9 million for the 1996 Three Month Period. Research and development expenses for the 1997 Six Month Period increased 54.0% to $5.4 million from $3.5 million for the 1996 Six Month Period. The level of increase in research and development expenses reflects the Company's strategy of leveraging existing product functionality by shifting its historical investment in research and development to a more sales-oriented focus. As a percentage of total revenue, research and development expenses declined from 29.8% for the 1996 Three Month Period to 24.7% for the 1997 Three Month Period. As a percentage of total revenue, research and development expenses declined from 30.9% for the 1996 Six Month Period to 25.3% for the 1997 Six Month Period. Both of these declines were due to the growth in the Company's total revenue.

Selling and marketing expenses for the 1997 Three Month Period increased 218.4% to $4.1 million from $1.3 million for the 1996 Three Month Period. As a percentage of total revenue, selling and marketing expenses increased from 19.9% for the 1996 Three Month Period to 33.4% for the 1997 Three Month Period. Selling and marketing expenses for the 1997 Six Month Period increased 192.3% to $6.6 million from $2.3 million for the 1996 Six Month Period. As a percentage of total revenue, selling and marketing expenses increased from 19.8% for the 1996 Six Month Period to 30.7% for the 1997 Six Month Period. These increases were primarily attributable to the hiring of additional direct sales and marketing personnel, commission payments on new sales increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's User Meetings, and the opening of additional regional offices.

General and administrative expenses for the 1997 Three Month Period increased 49.2% to $0.6 million from $0.4 million for the 1996 Three Month Period. General and administrative expenses for the 1997 Six Month Period increased 47.2% to $1.2 million from $0.8 million for the 1996 Six Month Period. These increases were due to increased investment in the infrastructure needed to support the Company's accelerated growth. General and administrative expenses declined as a percentage of total revenue from 6.2% for the 1996 Three Month Period to 4.9% for the 1997 Three Month Period and from 6.9% for the 1996 Six Month Period to 5.4% for the 1997 Six Month Period due to the growth in the Company's total revenue.

License Interest Income

License interest income which is the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal increased 11.3% from $0.38 million for the 1996 Three Month Period to $0.42 million for the 1997 Three Month Period. License interest income increased 6.6% from $0.75 million for the 1996 Six Month Period to $0.80 million for the 1997 Six Month Period due to the increase in the Company's installed customer base.

Provision for Income Taxes

The provisions for federal, state and foreign taxes were $0.6 million and $1.4 million for the 1996 Three Month Period and the 1997 Three Month Period, respectively. The provisions for federal, state and foreign taxes were $0.9 million and $2.5 million for the 1996 Six Month Period and the 1997 Six Month Period, respectively. The effective tax rate decreased from 39.0% for 1996 Three and Six Month Periods to 38.0% for the 1997 Three and Six Month Periods. These decreases were due to the reinstatement by the Internal Revenue Service of the research and development tax credit in May 1996 and tax benefits to the Company following employee stock option exercises.

Liquidity and Capital Resources

Since its inception, the Company had funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Proceeds to the Company from such offering were approximately $30.1 million. In

Form 10-Q                                                          Page 9 of 12

January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Proceeds to the Company from such offering were approximately $52.4 million. At June 30, 1997, the Company had cash and cash equivalents of approximately $72.5 million and working capital of approximately $87.7 million. The Company's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and, prior to its initial public offering, had limited the availability of working capital.

Net cash used by operating activities for the 1997 Six Month period was $2.4 million, primarily due to an increase in accounts receivable, partially offset by an increase in deferred revenue and accounts payable and accrued expenses.

Net cash used by investing activities was $1.6 million during the 1997 Six Month Period due to the purchase of property and equipment consisting mainly of computer hardware and software and furniture and fixtures to support the Company's growing employee base.

Net cash provided by financing activities was $52.4 million during the 1997 Six Month Period mainly due to the completion of the Company's second public offering.

The Company's capital commitments consist primarily of operating leases for office space and equipment. At June 30, 1997, the Company's commitments under non-cancellable operating leases for office space with terms in excess of one year totaled $0.7 million, $1.4 million and $0.6 million for 1997, 1998 and 1999, respectively. The Company's total payments under such leases was $0.7 million for the 1997 Six Month Period.

The Company's $5.0 million revolving credit line, which expired on June 30, 1997, was renewed with the same bank and has a maturity date of June 30, 1999. At June 30, 1997, the Company had no borrowings under its revolving credit line. The Company's credit agreement prohibits the payment of dividends, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios.

The Company recorded no bad debt expense in the 1997 Six Month Period.

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

Forward-Looking Statements

Certain statements contained in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements involve various risks and uncertainties which could cause the Company's actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties include the seasonal variation of the Company's operations and fluctuations in the Company's quarterly results, rapid technological change involving the Company's products, delays in product development and implementation, the technological compatibility of the Company's products with its customers' systems, the Company's dependence on customers in the financial services market, intense competition in the markets for the Company's products, risk of non-renewal by current customers,

Form 10-Q                                                         Page 10 of 12

management of the Company's growth, and other risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and "should" and similar words and expressions are intended to identify the forward-looking statements contained in this Form 10-Q. These statements are based on estimates, projections, beliefs, and assumptions of the Company and its management and are not guarantees of future performance. Further information regarding those factors which could cause the Company's actual results to differ materially from any forward-looking statements contained herein is included in the Company's filings with the Securities and Exchange Commission.

Form 10-Q                                                         Page 11 of 12


                                PEGASYSTEMS INC.

Part II - Other Information:

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 13, 1997. The following matters were voted upon:

     (1) Thomas E. Swithenbank and Alan Trefler were both re-elected to serve as Directors of the Company to hold office until the 2000 annual meeting of stockholders and until their successors are duly elected and qualified. The following Directors' respective terms of office continued after the Annual Meeting: Edward A. Maybury, Leonard A. Schlesinger, Edward B. Roberts and Ira Vishner. Both Mr. Swithenbank and Mr. Trefler were elected with 26,847,332 votes for, 78,510 votes against and 0 broker non-votes.

     (2) The stockholders ratified the appointment by the Board of Directors of Ernst & Young LLP, independent auditors, to audit the financial statements of the Company for the fiscal year ending December 31, 1997, with 26,925,237 votes for, 605 votes against and 0 broker non-votes.

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



                                         Pegasystems Inc.



Date: August 14, 1997                    /s/ Ira Vishner
                                         ----------------------------------
                                         Ira Vishner
                                         Vice President, Corporate Services,
                                         Treasurer, Chief Financial Officer
                                         and Director
                                         (principal financial officer and
                                         chief accounting officer)