Form 10-Q/A
period 1997-06-30
PEGASYSTEMS INC
filed 1997-11-19
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

 (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

 [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

               For the transition period from _________ to _______

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

                                    Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


There were 28,487,600 shares of the Registrant's common stock, $.01 par value per share, outstanding on June 30, 1997.

                         PEGASYSTEMS INC. AND SUBSIDIARY
                              Index to Form 10-Q/A


 Part I - Financial Information

                                                                           Page
                                                                           ----
 Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 1996        3
           and June 30, 1997

           Condensed Consolidated Statements of Income for the three         4
           and six months ended: June 30, 1996 and June 30, 1997

           Condensed Consolidated Statements of Cash Flows for the six       5
           months ended: June 30, 1996 and June 30, 1997

 Item 2.  Management's Discussion and Analysis of Financial                  6
           Condition and Results of Operations


 Part II - Other Information

 Item 6.  Exhibits and Reports on Form 8-K                                  10


 SIGNATURES                                                                 11

Form 10-Q/A                                                        Page 3 of 11


                                PEGASYSTEMS INC.
                      Condensed Consolidated Balance Sheets
                  (in thousands, except share-related amounts)
                                   (Unaudited)



                                                                                  December 31,          June 30,
                                                                                      1996                1997
                                                                               ------------------   -----------------
Assets
Current assets:
   Cash and cash equivalents                                                             $24,201           $  72,511
  Trade and installment accounts receivable, net of
    allowance  for doubtful accounts of $939 at
    December 31, 1996 and $671 at June 30, 1997                                           14,582              17,744
   Prepaid expenses and other assets                                                       1,235               1,620
                                                                               ------------------   -----------------
       Total current assets                                                               40,018              91,875

   Long-term license installments, net                                                    23,802              27,604
   Equipment and improvements, net                                                         3,035               3,832
                                                                               ------------------   -----------------
         Total assets                                                                    $66,855            $123,311
                                                                               ==================   =================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                                 $ 2,697           $   3,250
   Deferred revenue                                                                           53               2,176
   Deferred income taxes                                                                   2,904               1,865
                                                                               ------------------   -----------------
       Total current liabilities                                                           5,654               7,291
                                                                               ------------------   -----------------

Deferred income taxes                                                                      8,816              10,406
                                                                               ------------------   -----------------

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                                             --                  --
   Common stock, $.01 par value, 45,000,000 shares
     authorized; 26,392,200 shares and 28,487,600 shares
     issued and outstanding at December 31, 1996 and June
     30, 1997, respectively                                                                  264                 287
   Additional paid-in capital                                                             30,206              82,584
   Deferred compensation                                                                     (73)                (63)
   Retained earnings                                                                      22,022              22,921
   Cumulative foreign currency translation adjustment                                        (34)               (115)
                                                                               ------------------   -----------------
       Total stockholders' equity                                                         52,385             108,714
                                                                               ------------------   -----------------
         Total liabilities and stockholders' equity                                      $66,855            $123,311
                                                                               ==================   =================



         The accompanying Notes are an integral part of these Condensed
                       Consolidated Financial Statements.

Form 10-Q/A                                                        Page 4 of 11


                                PEGASYSTEMS INC.
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)



                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
Revenue                                                  1996             1997                1996             1997
                                                    --------------   --------------      -------------    -------------

   Software license                                       $ 3,874          $ 3,983            $ 6,394          $10,462
   Services                                                 2,575            3,250              4,996            6,004
                                                    --------------   --------------      -------------    -------------
     Total revenue                                          6,449            7,233             11,390           16,466
                                                    --------------   --------------      -------------    -------------

Cost of revenue
   Cost of software license                                   118               10                236               20
   Cost of services                                         1,584            2,346              2,989            4,365
                                                    --------------   --------------      -------------    -------------
     Total cost of revenue                                  1,702            2,356              3,225            4,385
                                                    --------------   --------------      -------------    -------------
Gross Profit                                                4,747            4,877              8,165           12,081

Operating expenses
   Research and development                                 1,918            3,015              3,522            5,426
   Selling and marketing                                    1,282            4,081              2,256            6,590
   General and administrative                                 399              595                788            1,158
                                                    --------------   --------------      -------------    -------------
     Total operating expenses                               3,599            7,691              6,566           13,174
                                                    --------------   --------------      -------------    -------------
Income from operations                                      1,148           (2,814)             1,599           (1,093)

License interest income                                       378              421                746              796
Other interest income                                          11              998                 23            1,747
Interest expense                                              (30)              --                (69)              --
                                                    --------------   --------------      -------------    -------------
Income before provision for
   income taxes                                             1,507           (1,395)             2,299            1,450
Provision for income taxes                                    588             (530)               899              551
                                                    --------------   --------------      -------------    -------------
Net income                                                $   919         $   (865)           $ 1,400          $   899
                                                    ==============   ==============      =============    =============

Net  income  per  common and common
   equivalent share                                       $  0.04         $  (0.03)          $   0.06         $   0.03
                                                    ==============   ==============      =============    =============

Weighted average number of common
   and common equivalent shares
   outstanding                                             25,359           29,674             25,432           29,413
                                                    ==============   ==============      =============    =============




  The accompanying Notes are an integral part of these Condensed
                       Consolidated Financial Statements.

Form 10-Q/A                                                        Page 5 of 11


                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)



                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                    1996                    1997
                                                                          --------------------    -------------------

Operating Activities
     Net income                                                                       $ 1,400                $   899
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Provision for deferred income taxes                                              686                   2,451
         Depreciation and amortization                                                    756                     783
         Changes in operating assets and liabilities:
           Increase in trade and installment accounts receivable                       (2,248)                 (6,963)
           Decrease (increase) in prepaid expenses and other
              assets                                                                        2                    (385)
           Increase (decrease) in accounts payable and accrued
              expenses                                                                    (24)                    553
           Increase in deferred revenue                                                   409                   2,123
                                                                          --------------------    -------------------
              Net cash provided (used) by operating activities                            981                  (2,439)
                                                                          --------------------    -------------------

Investing Activities
     Purchase of equipment and improvements                                              (529)                 (1,571)
                                                                          --------------------    -------------------
              Net cash used by investing activities                                      (529)                 (1,571)
                                                                          --------------------    -------------------

Financing Activities
     Repayments of long-term debt                                                        (391)                     --
     Issuance of common stock, net                                                         --                  52,067
     Exercise of stock options                                                              1                     334
                                                                          --------------------    -------------------
              Net cash provided (used) by financing activities                           (390)                 52,401
Effect of exchange rate on cash                                                           (16)                    (81)
                                                                          --------------------    -------------------
Net increase in cash and equivalents                                                       46                  48,310
Cash and cash equivalents at beginning of period                                          511                  24,201
                                                                          --------------------    -------------------
Cash and cash equivalents at end of period                                            $   557                 $72,511
                                                                          ====================    ===================




         The accompanying Notes are an integral part of these Condensed
                       Consolidated Financial Statements.

Form 10-Q/A                                                        Page 6 of 11


                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996

Revenue

Subsequent to June 30, 1997, the Company's independent auditors notified the Company of a revised assessment the revenue recognition with respect to a contract signed with a customer prior to June 30, 1997. As a result, the Company has reversed software license revenue in the amount of $5.0 million.

Total revenue for the three months ended June 30, 1997 (the "1997 Three Month Period") increased 12.2% to $7.2 million from $6.4 million for the three months ended June 30, 1996 (the "1996 Three Month Period"). Total revenue for the six months ended June 30, 1997 (the "1997 Six Month Period") increased 44.6% to $16.5 million from $11.4 million for the six months ended June 30, 1996 (the "1996 Six Month Period"). These increases were due to increases in both software license and services revenue.

Software license revenue for the 1997 Three Month Period increased 2.8% to $4.0 million from $3.9 million for the 1996 Three Month Period. Software license revenue for the 1997 Six Month Period increased 63.6% to $10.5 million from $6.4 million for the 1996 Six Month Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

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

Cost of Revenue

Cost of software license for the 1997 Three Month Period decreased 91.7% to $0.01 million from $0.1 million for the 1996 Three Month Period, and decreased as a percentage of total revenue from 1.8% for the 1996 Three Month Period to 0.1% for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license decreased from 3.1% for the 1996 Three Month Period to 0.3% for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license decreased from 3.7% for the 1996 Six Month Period to 0.2% for the 1997 Six Month Period. Software development costs were fully amortized during 1996 and no software development costs were capitalized during the 1997 Three or Six Month Period.

Cost of services for the 1997 Three Month Period increased 48.2% to $2.3 million from $1.6 million for the 1996 Three Month Period. Cost of services for the 1997 Six Month Period increased 46.0% to $4.4 million from $3.0 million for the 1996 Six Month Period. Cost of services as a percentage of total revenue increased from 24.6% for the 1996 Three Month Period to 32.4% for the 1997 Three Month Period. Cost of services as a percentage of total revenue increased from 26.3% for the 1996 Six Month Period to 26.5% for the 1997 Six Month Period. These increases in cost of services as a percentage of total revenues were due to slower growth in the Company's total revenue. Cost of services as a percentage of services revenue increased from 61.5% for the 1996 Three Month Period to 72.2% for the 1997 Three Month Period. Cost of services as a percentage of services revenue increased from 59.8% for the 1996 Six Month Period to 72.7% for the 1997 Six Month Period. These increases

Form 10-Q/A                                                        Page 7 of 11


were both primarily due to the buildup of new staff, primarily in the Company's regional offices, and use of the Company's service personnel to build templates which can be reused in other customer applications.

Operating Expenses

Research and development expenses for the 1997 Three Month Period increased 57.2% to $3.0 million from $1.9 million for the 1996 Three Month Period. Research and development expenses for the 1997 Six Month Period increased 54.0% to $5.4 million from $3.5 million for the 1996 Six Month Period. The level of increase in research and development expenses reflects the Company's strategy of leveraging existing product functionality by shifting its historical investment in research and development to a more sales-oriented focus. As a percentage of total revenue, research and development expenses increased from 29.8% for the 1996 Three Month Period to 41.7% for the 1997 Three Month Period. As a percentage of total revenue, research and development expenses increased from 30.9% for the 1996 Six Month Period to 33.0% for the 1997 Six Month Period. Both of these increases were due to slower growth in the Company's total revenue.

Selling and marketing expenses for the 1997 Three Month Period increased 218.4% to $4.1 million from $1.3 million for the 1996 Three Month Period. As a percentage of total revenue, selling and marketing expenses increased from 19.9% for the 1996 Three Month Period to 56.4% for the 1997 Three Month Period. Selling and marketing expenses for the 1997 Six Month Period increased 192.3% to $6.6 million from $2.3 million for the 1996 Six Month Period. As a percentage of total revenue, selling and marketing expenses increased from 19.8% for the 1996 Six Month Period to 40.0% for the 1997 Six Month Period. These increases were primarily attributable to the hiring of additional direct sales and marketing personnel, commission payments on new sales, increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's User Meetings, and the opening of additional regional offices. Slower growth in the Company's total revenue also contributed to the comparative period growth in these selling and marketing expenses as a percentage of total revenue.

General and administrative expenses for the 1997 Three Month Period increased 49.2% to $0.6 million from $0.4 million for the 1996 Three Month Period. General and administrative expenses for the 1997 Six Month Period increased 47.2% to $1.2 million from $0.8 million for the 1996 Six Month Period. These increases were due to increased investment in the infrastructure needed to support the Company's accelerated growth. General and administrative expenses increased as a percentage of total revenue from 6.2% for the 1996 Three Month Period to 8.2% for the 1997 Three Month Period and from 6.9% for the 1996 Six Month Period to 7.0% for the 1997 Six Month Period due to slower growth in the Company's total revenue.

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

Provision for Income Taxes

The provision for federal, state and foreign taxes was $0.6 million for the 1996 Three Month Period. For the 1997 Three Month Period, there was a tax benefit of $0.5 million. The provisions for federal, state and foreign taxes were $0.9 million and $0.6 million for the 1996 Six Month Period and the 1997 Six Month Period, respectively. The effective tax rate decreased from 39.0% for 1996 Three and Six Month Periods to 38.0% for the 1997 Three and Six Month Periods. These decreases were due to the reinstatement by the Internal Revenue Service of the

Form 10-Q/A                                                        Page 8 of 11


research and development tax credit in May 1996 and tax benefits to the Company following employee stock option exercises.

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

Form 10-Q/A                                                        Page 9 of 11


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

Form 10-Q/A                                                       Page 10 of 11


                                PEGASYSTEMS INC.

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27.1     Financial Data Schedule.

Form 10-Q/A                                                       Page 11 of 11


                                PEGASYSTEMS INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Pegasystems Inc.



Date: November 18, 1997                    /s/ Ira Vishner
                                           -----------------------------------
                                           Ira Vishner
                                           Vice President, Corporate Services,
                                           Treasurer, Chief Financial Officer
                                           and Director
                                           (principal financial officer and
                                           chief accounting officer)