Form 10-Q
period 1997-09-30
PEGASYSTEMS INC
filed 1997-11-19
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
 [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

 [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                     For the transition period from___ to___

                         Commission File Number: 1-11859

                                PEGASYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                    04-2787865
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

     101 Main Street
     Cambridge, MA                                           02142-1590
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


There were 28,541,000 shares of the Registrant's common stock, $.01 par value per share, outstanding on September 30, 1997.

                         PEGASYSTEMS INC. AND SUBSIDIARY
                               Index to Form 10-Q



 Part I - Financial Information

                                                                                 Page
                                                                                 ----
 Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets at December 31, 1996               3
           and September 30, 1997

           Condensed Consolidated Statements of Income for the three                4
           and nine months ended: September 30, 1996 and September 30, 1997

           Condensed Consolidated Statements of Cash Flows for the nine             5
           months ended: September 30, 1996 and September 30, 1997

           Notes to Condensed Consolidated Financial Statements                     6

 Item 2.  Management's Discussion and Analysis of Financial                         7
           Condition and Results of Operations


 Part II - Other Information

 Item 1.  Legal Proceedings                                                        11

 Item 2.  Changes in Securities                                                    11

 Item 3.  Defaults upon Senior Securities                                          11

 Item 4.  Submission of Matters to a Vote of Security Holders                      11

 Item 5.  Other Information                                                        11

 Item 6.  Exhibits and Reports on Form 8-K                                         11


 SIGNATURES                                                                        12

Form 10-Q                                                         Page 3 of 12


                                PEGASYSTEMS INC.
                      Condensed Consolidated Balance Sheets
                  (in thousands, except share-related amounts)
                                   (Unaudited)

                                                                                 December 31,         September 30,
                                                                                     1996                 1997
                                                                               ------------------   -------------------
Assets
Current assets:
   Cash and cash equivalents                                                             $24,201             $  54,555
   Trade and installment accounts receivable, net of allowance for doubtful accounts of $939 at December 31, 1996 and
    $545 at September 30, 1997                                                            14,582                20,431
   Prepaid expenses and other assets                                                       1,235                 4,616
                                                                               ------------------   -------------------
       Total current assets                                                               40,018                79,602

   Long-term license installments, net                                                    23,802                27,141
   Equipment and improvements, net                                                         3,035                 4,679
   Purchased software, net                                                                    --                 9,601
                                                                               ------------------   -------------------
         Total assets                                                                    $66,855              $121,023
                                                                               ==================   ===================

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                                                 $ 2,697             $   2,566
   Deferred revenue                                                                           53                 1,291
   Deferred income taxes                                                                   2,904                   814
                                                                               ------------------   -------------------
       Total current liabilities                                                           5,654                 4,671
                                                                               ------------------   -------------------

Deferred income taxes                                                                      8,816                10,085
                                                                               ------------------   -------------------

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                                             --                    --
   Common stock, $.01 par value, 45,000,000 shares
     authorized; 26,392,200 shares and 28,541,000 shares
     issued and outstanding at December 31, 1996 and
     September 30, 1997, respectively                                                        264                   287
   Additional paid-in capital                                                             30,206                82,782
   Deferred compensation                                                                     (73)                  (59)
   Stock warrant                                                                              --                 2,897
   Retained earnings                                                                      22,022                20,682
   Cumulative foreign currency translation adjustment                                        (34)                 (322)
                                                                               ------------------   -------------------
       Total stockholders' equity                                                         52,385               106,267
                                                                               ------------------   -------------------
         Total liabilities and stockholders' equity                                      $66,855              $121,023
                                                                               ==================   ===================




The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Form 10-Q                                                           Page 4 of 12


                                PEGASYSTEMS INC.
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                 Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
Revenue                                         1996             1997                1996             1997
                                           --------------   --------------      -------------    -------------
   Software license                               $6,502          $ 3,273            $12,896          $13,734
   Services                                        3,064            3,737              8,060            9,742
                                           --------------   --------------      -------------    -------------
     Total revenue                                 9,566            7,010             20,956           23,476
                                           --------------   --------------      -------------    -------------
Cost of revenue
   Cost of software license                          118               86                354              106
   Cost of services                                2,017            2,786              5,006            7,151
                                           --------------   --------------      -------------    -------------
     Total cost of revenue                         2,135            2,872              5,360            7,257
                                           --------------   --------------      -------------    -------------
Gross Profit                                       7,431            4,138             15,596           16,219

Operating expenses
   Research and development                        2,361            3,992              5,883            9,418
   Selling and marketing                           1,614            4,480              3,870           11,070
   General and administrative                        541              675              1,329            1,833
                                           --------------   --------------      -------------    -------------
     Total operating expenses                      4,516            9,147             11,082           22,321
                                           --------------   --------------      -------------    -------------
Income from operations                             2,915           (5,009)             4,514           (6,102)

License interest income                              381              476              1,127            1,271
Other interest income                                273              922                296            2,669
Interest expense                                     (16)              --                (85)              --
                                           --------------   --------------      -------------    -------------
Income before provision for
   income taxes                                    3,553           (3,611)             5,852           (2,162)
Provision for income taxes                         1,386           (1,372)             2,285             (822)
                                           --------------   --------------      -------------    -------------
Net income                                        $2,167          $(2,239)           $ 3,567          $(1,340)
                                           ==============   ==============      =============    =============

Net income per common and common
   equivalent share                               $ 0.08          $ (0.08)           $  0.14          $ (0.05)
                                           ==============   ==============      =============    =============

Weighted average number of common
   and common equivalent shares
   outstanding                                    26,991           29,756             25,952           29,528
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

Form 10-Q                                                          Page 5 of 12


                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    1996                    1997
                                                                          --------------------    -------------------
Operating Activities
     Net income                                                                       $ 3,567               $  (1,340)
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Provision for deferred income taxes                                            2,037                    (821)
         Depreciation and amortization                                                  1,152                   1,647
         Changes in operating assets and liabilities:
           Increase in trade and installment accounts receivable                       (8,438)                 (9,188)
           Increase in prepaid expenses and other assets                                 (116)                   (484)
           Decrease in accounts payable and accrued
              expenses                                                                   (198)                   (131)
           Increase in deferred revenue                                                   149                   1,238
                                                                          --------------------    -------------------
              Net cash provided (used) by operating activities                         (1,847)                 (9,079)
                                                                          --------------------    -------------------

Investing Activities
     Purchase of equipment and improvements                                            (1,067)                 (2,878)
     Purchased software                                                                    --                 (10,000)
                                                                          --------------------    -------------------
              Net cash used by investing activities                                    (1,067)                (12,878)
                                                                          --------------------    -------------------

Financing Activities
     Repayments of long-term debt                                                      (1,598)                     --
     Issuance of common stock, net                                                     29,396                  52,067
     Exercise of stock options                                                             60                     532
                                                                          --------------------    -------------------
              Net cash provided (used) by financing activities                         27,858                  52,599
Effect of exchange rate on cash                                                           (36)                   (288)
                                                                          --------------------    -------------------
Net increase in cash and equivalents                                                   24,908                  30,354
Cash and cash equivalents at beginning of period                                          511                  24,201
                                                                          --------------------    -------------------
Cash and cash equivalents at end of period                                            $25,419                $ 54,555
                                                                          ====================    ===================






The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Form 10-Q                                                          Page 6 of 12


                                PEGASYSTEMS INC.
          Notes to Condensed Consolidated Interim Financial Statements
                               September 30, 1997
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report to Stockholders filed with the Securities and Exchange Commission.


Note B - Net Income Per Share

Net income per common share is based on the weighted average number of common shares and common share equivalents.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for the Company beginning with its December 31, 1997 annual report. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no change to either primary or fully diluted net income per share for the quarters ended September 30, 1996 and September 30, 1997 using the new method.

Form 10-Q                                                          Page 7 of 12



                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996

Revenue

Total revenue for the three months ended September 30, 1997 (the "1997 Three Month Period") decreased 26.7% to $7.0 million from $9.6 million for the three months ended September 30, 1996 (the "1996 Three Month Period"). This decrease was primarily due to a decrease in software license revenue. Total revenue for the nine months ended September 30, 1997 (the "1997 Nine Month Period") increased 12.0% to $23.5 million from $21.0 million for the nine months ended September 30, 1996 (the "1996 Nine Month Period"). This increase was primarily due to an increase in software license revenue.

Software license revenue for the 1997 Three Month Period decreased 49.7% to $3.3 million from $6.5 million for the 1996 Three Month Period. This decrease in software license revenue for the 1997 Three Month Period was primarily attributable to fewer renewals of licenses by existing customers. Software license revenue for the 1997 Nine Month Period increased 6.5% to $13.7 million from $12.9 million for the 1996 Nine Month Period. This increase in software license revenue for the 1997 Nine Month Period was primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

Services revenue for the 1997 Three Month Period increased 22.0% to $3.7 million from $3.1 million for the 1996 Three Month Period. Services revenue for the 1997 Nine Month Period increased 20.9% to $9.7 million from $8.1 million for the 1996 Nine Month Period. The increase in services revenue was primarily attributable to increased implementation services for new customers, additional consulting services provided to existing customers, and to a lesser extent, increased maintenance revenue from a larger installed product base.

Cost of Revenue

Cost of software license for the 1997 Three Month Period decreased 27.2% to $0.09 million from $0.12 million for the 1996 Three Month Period, and remained constant as a percentage of total revenue at 1.2% for the 1997 Three Month Period and for the 1996 Three Month Period. As a percentage of software license revenue, cost of software license increased to 2.6% for the 1997 Three Month Period from 1.8% for the 1996 Three Month Period. Cost of software license for the 1997 Nine Month Period decreased 70.1% to $0.11 million from $0.35 million for the 1996 Nine Month Period, and decreased as a percentage of total revenue to 0.5% for the 1997 Nine Month Period from 1.7% for the 1996 Nine Month Period. As a percentage of software license revenue, cost of software license decreased to 0.8% for the 1997 Nine Month Period from 2.8% for the 1996 Nine Month Period. During the 1997 Three Month Period, the Company began accruing expense to cover a stock warrant to First Data Resources Corporation ("FDR") with a value of approximately $2.9 million. Stock warrant amortization commenced in the 1997 Three Month Period and the Company expects to continue to incur these stock warrant amortization costs until December 31, 2002. These amortization costs are being treated as a cost of software license.

Cost of services for the 1997 Three Month Period increased 38.1% to $2.8 million from $2.0 million for the 1996 Three Month Period, and increased as a percentage of total revenue to 39.8% for the 1997 Three Month Period from 21.1% for the 1996 Three Month Period. As a percentage of service revenue, cost of services increased to 74.6% for the 1997 Three Month Period from 65.8% for the 1996 Three Month Period. Cost of services for the 1997 Nine Month Period increased 42.8% to $7.2 million from $5.0 million for the 1996 Nine Month Period, and

Form 10-Q                                                          Page 8 of 12


increased as a percentage of total revenue to 30.5% for the 1997 Nine Month Period from 23.9% for the 1996 Nine Month Period. As a percentage of service revenue, cost of services increased to 73.4% for the 1997 Nine Month Period from 62.1% for the 1996 Nine Month Period. These increases were primarily due to the buildup of new staff, primarily in the Company's regional offices, and use of the Company's service personnel to build templates which can be reused in other customer applications.

Operating Expenses

Research and development expenses for the 1997 Three Month Period increased 69.1% to $4.0 million from $2.4 million for the 1996 Three Month Period. As a percentage of total revenue, research and development expenses increased to 57.0% for the 1997 Three Month Period from 24.7% for the 1996 Three Month Period. Research and development expenses for the 1997 Nine Month Period increased 60.1% to $9.4 million from $5.9 million for the 1996 Nine Month Period. As a percentage of total revenue, research and development expenses increased to 40.1% for the 1997 Nine Month Period from 28.1% for the 1996 Nine Month Period. During the 1997 Three Month Period, the Company received from FDR a license to the requirements, designs, specifications, and code of FDR's ESP product for which the Company paid $10.0 million, and which will be used to support the development of the Company's software products. The Company capitalized this software in the 1997 Three Month Period. The Company commenced the amortization of these software amortization costs in the 1997 Three Month Period, and expects to continue to amortize these software amortization costs until December 31, 2002.

Selling and marketing expenses for the 1997 Three Month Period increased 177.6% to $4.5 million from $1.6 million for the 1996 Three Month Period. As a percentage of total revenue, selling and marketing expenses increased to 63.9% for the 1997 Three Month Period from 16.9% for the 1996 Three Month Period. Selling and marketing expenses for the 1997 Nine Month Period increased 186.1% to $11.1 million from $3.9 million for the 1996 Nine Month Period. As a percentage of total revenue, selling and marketing expenses increased to 47.2% for the 1997 Nine Month Period from 18.5% for the 1996 Nine Month Period. These increases were primarily attributable to the hiring of additional direct sales and marketing personnel, commission payments on new sales, increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's User Meetings, and the opening of additional regional offices. Although selling and marketing expenses increased as a percentage of total revenue for both the Three Month and Nine Month Periods, these increases were mainly due to slower growth in the Company's total revenue.

General and administrative expenses for the 1997 Three Month Period increased 24.9% to $0.7 million from $0.5 million for the 1996 Three Month Period. As a percentage of total revenue, general and administrative expenses increased to 9.6% for the 1997 Three Month Period from 5.7% for the 1996 Three Month Period. General and administrative expenses for the 1997 Nine Month Period increased 38.1% to $1.8 million from $1.3 million for the 1996 Nine Month Period. As a percentage of total revenue, general and administrative expenses increased to 7.8% for the 1997 Nine Month Period from 6.3% for the 1996 Nine Month Period. These increases were due to increased investment in the infrastructure needed to support the Company's growth. Although general and administrative expenses increased as a percentage of total revenue for both the Three Month and Nine Month Periods, these increases were mainly due to slower growth in the Company's total revenue.


License Interest Income

License interest income which is the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal increased 24.7% to $0.5 million for the 1997 Three Month Period from $0.4 million for the 1996 Three Month Period. License interest income increased 12.7% to $1.3 million for the 1997 Nine Month Period from $1.1 million for the 1996 Nine Month Period due to the increase in the Company's installed customer base.

Form 10-Q                                                          Page 9 of 12


Provision for Income Taxes

The provision for federal, state and foreign taxes was $1.4 million for the 1996 Three Month Period. For the 1997 Three Month Period, there was a tax benefit of $1.4 million. The provision for federal, state and foreign taxes was $2.3 million for the 1996 Nine Month Period. For the 1997 Nine Month Period, there was a tax benefit of $0.8 million. The effective tax rate decreased from 39.0% for 1996 Three and Nine Month Periods to 38.0% for the 1997 Three and Nine Month Periods. These decreases were due to the reinstatement by the Internal Revenue Service of the research and development tax credit in May 1996 and tax benefits to the Company following employee stock option exercises.

Liquidity and Capital Resources

Since its inception, the Company had funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Proceeds to the Company from such offering were approximately $30.1 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Proceeds to the Company from such offering were approximately $52.4 million. At September 30, 1997, the Company had cash and cash equivalents of approximately $54.6 million and working capital of approximately $74.9 million. The Company's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and, prior to its initial public offering, had limited the availability of working capital.

Net cash used by operating activities for the 1997 Nine Month period was $9.1 million, primarily due to an increase in accounts receivable, prepaid expenses and other assets, and a decrease in accounts payable and accrued expenses, partially offset by an increase in deferred revenue.

Net cash used by investing activities was $12.9 million during the 1997 Nine Month Period due to the purchase of property and equipment consisting mainly of computer hardware and software and furniture and fixtures to support the Company's growing employee base. The Company also used cash by investing in FDR's ESP software.

Net cash provided by financing activities was $52.6 million during the 1997 Nine Month Period mainly due to the completion of the Company's second public offering.

The Company's capital commitments consist primarily of operating leases for office space and equipment. At September 30, 1997, the Company's commitments under non-cancellable operating leases for office space with terms in excess of one year totaled $0.4 million, $1.5 million and $0.6 million for 1997, 1998 and 1999, respectively. The Company's total payments under such leases was $1.1 million for the 1997 Nine Month Period.

The Company's $5.0 million revolving credit line, which expired on June 30, 1997, was renewed with the same bank and has a maturity date of June 30, 1999. At September 30, 1997, the Company had no borrowings under its revolving credit line. The Company's credit agreement prohibits the payment of dividends, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios.

The Company recorded no bad debt expense in the 1997 Nine Month Period.

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

Form 10-Q                                                          Page 10 of 12


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



                                             Pegasystems Inc.



Date: November 19, 1997                      /s/ Ira Vishner
                                             ---------------
                                             Ira Vishner
                                             Vice President, Corporate Services,
                                             Treasurer, Chief Financial Officer
                                             and Director
                                             (principal financial officer and
                                             chief accounting officer)