Form 10-Q/A
period 1997-06-30
PEGASYSTEMS INC
filed 1997-11-21
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-2

 (Mark One)
 [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

 [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                     For the transition period from___to___

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

                                       Yes   X    No
                                           ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


There were 28,487,600 shares of the Registrant's common stock, $.01 par value per share, outstanding on June 30, 1997.

                         PEGASYSTEMS INC. AND SUBSIDIARY
                             Index to Form 10-Q/A-2



 Part I - Financial Information

                                                                          Page
                                                                          ----
 Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 1996        3
           and June 30, 1997

           Condensed Consolidated Statements of Income for the three         4
           and six months ended: June 30, 1996 and June 30, 1997

           Condensed Consolidated Statements of Cash Flows for the six       5
           months ended: June 30, 1996 and June 30, 1997

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   6

 SIGNATURES                                                                  7

Form 10-Q/A-2                                                       Page 3 of 7


                                PEGASYSTEMS INC.
                      Condensed Consolidated Balance Sheets
                  (in thousands, except share-related amounts)
                                   (Unaudited)


                                                                       December 31,         June 30,
                                                                          1996                1997
                                                                   ------------------   -----------------
Assets
Current assets:
   Cash and cash equivalents                                                 $24,201           $  72,511
   Trade and installment accounts receivable, net of
    allowance for doubtful accounts of $939 at
    December 31, 1996 and $671 at June 30, 1997                               14,582              17,744
   Prepaid expenses and other assets                                           1,235               1,620
                                                                   ------------------   -----------------
       Total current assets                                                   40,018              91,875

   Long-term license installments, net                                        23,802              27,604
   Equipment and improvements, net                                             3,035               3,832
                                                                   ------------------   -----------------
       Total assets                                                          $66,855            $123,311
                                                                   ==================   =================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                     $ 2,697           $   3,250
   Deferred revenue                                                               53               2,176
   Deferred income taxes                                                       2,904               1,865
                                                                   ------------------   -----------------
       Total current liabilities                                               5,654               7,291
                                                                   ------------------   -----------------

Deferred income taxes                                                          8,816              10,406
                                                                   ------------------   -----------------

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                                 --                  --
   Common stock, $.01 par value, 45,000,000 shares
     authorized; 26,392,200 shares and 28,487,600 shares
     issued and outstanding at December 31, 1996 and June
     30, 1997, respectively                                                      264                 287
   Additional paid-in capital                                                 30,206              82,584
   Deferred compensation                                                         (73)                (63)
   Retained earnings                                                          22,022              22,921
   Cumulative foreign currency translation adjustment                            (34)               (115)
                                                                   ------------------   -----------------
       Total stockholders' equity                                             52,385             105,614
                                                                   ------------------   -----------------
         Total liabilities and stockholders' equity                          $66,855            $123,311
                                                                   ==================   =================





         The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Form 10-Q/A-2                                                        Page 4 of 7


                                PEGASYSTEMS INC.
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                          1996             1997                1996             1997
                                                    --------------   --------------      -------------    -------------
Revenue
   Software license                                        $3,874          $ 3,983            $ 6,394          $10,462
   Services                                                 2,575            3,250              4,996            6,004
                                                    --------------   --------------      -------------    -------------
     Total revenue                                          6,449            7,233             11,390           16,466
                                                    --------------   --------------      -------------    -------------

Cost of revenue
   Cost of software license                                   118               10                236               20
   Cost of services                                         1,584            2,346              2,989            4,365
                                                    --------------   --------------      -------------    -------------
     Total cost of revenue                                  1,702            2,356              3,225            4,385
                                                    --------------   --------------      -------------    -------------
Gross Profit                                                4,747            4,877              8,165           12,081

Operating expenses
   Research and development                                 1,918            3,015              3,522            5,426
   Selling and marketing                                    1,282            4,081              2,256            6,590
   General and administrative                                 399              595                788            1,158
                                                    --------------   --------------      -------------    -------------
     Total operating expenses                               3,599            7,691              6,566           13,174
                                                    --------------   --------------      -------------    -------------
Income from operations                                      1,148           (2,814)             1,599           (1,093)

License interest income                                       378              421                746              796
Other interest income                                          11              998                 23            1,747
Interest expense                                              (30)              --                (69)              --
                                                    --------------   --------------      -------------    -------------
Income before provision for
   income taxes                                             1,507           (1,395)             2,299            1,450
Provision for income taxes                                    588             (530)               899              551
                                                    --------------   --------------      -------------    -------------
Net income                                                 $  919          $  (865)           $ 1,400          $   899
                                                    ==============   ==============      =============    =============

Net income per common and common
   equivalent share                                        $ 0.04          $ (0.03)           $  0.06          $  0.03
                                                    ==============   ==============      =============    =============

Weighted average number of common
   and common equivalent shares
   outstanding                                             25,359           29,674             25,432           29,413
                                                    ==============   ==============      =============    =============




The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Form 10-Q/A-2                                                        Page 5 of 7

                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  1996                    1997
                                                                          --------------------    -------------------
Operating Activities
     Net income                                                                       $ 1,400                $    899
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Provision for deferred income taxes                                              686                     551
         Depreciation and amortization                                                    756                     783
         Changes in operating assets and liabilities:
           Increase in trade and installment accounts receivable                       (2,248)                 (6,963)
           Decrease (increase) in prepaid expenses and other
              assets                                                                        2                    (385)
           Increase (decrease) in accounts payable and accrued
              expenses                                                                    (24)                    553
           Increase in deferred revenue                                                   409                   2,123
                                                                          --------------------    -------------------
              Net cash provided (used) by operating activities                            981                  (2,439)
                                                                          --------------------    -------------------

Investing Activities
     Purchase of equipment and improvements                                              (529)                 (1,571)
                                                                          --------------------    -------------------
              Net cash used by investing activities                                      (529)                 (1,571)
                                                                          --------------------    -------------------

Financing Activities
     Repayments of long-term debt                                                        (391)                     --
     Issuance of common stock, net                                                         --                  52,067
     Exercise of stock options                                                              1                     334
                                                                          --------------------    -------------------
              Net cash provided (used) by financing activities                           (390)                 52,401
Effect of exchange rate on cash                                                           (16)                    (81)
                                                                          --------------------    -------------------
Net increase in cash and equivalents                                                       46                  48,310
Cash and cash equivalents at beginning of period                                          511                  24,201
                                                                          --------------------    -------------------
Cash and cash equivalents at end of period                                            $   557                 $72,511
                                                                          ====================    ===================



     The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

                                                                     Page 6 of 7
Form 10-Q/A

                                Pegasystems Inc.

Part II - Other Information:

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27.1   Financial Data Schedule

Form 10-Q/A-2                                                        Page 7 of 7


                                PEGASYSTEMS INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Pegasystems Inc.


                                            /s/ Ira Vishner
Date: November 21, 1997                     ----------------------------------
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