Form 10-Q/A
period 1997-03-31
PEGASYSTEMS INC
filed 1998-04-15
CIK 1013857

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

             For the transition period from __________ to __________

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

                             Yes ____ X ____ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 28,420,000 shares of the Registrant's common stock, $.01 par value per share, outstanding on April 30, 1997.

                         PEGASYSTEMS INC. AND SUBSIDIARY
                               Index to Form 10-Q



 Part I - Financial Information

                                                                            Page
 Item 1.  Financial Statements

           Consolidated Balance Sheets at December 31, 1996                    3
           and March 31, 1997

           Consolidated Statements of Income for the three                     4
           months ended: March 31, 1996 and 1997

           Consolidated Statements of Cash Flows for the three                 5
           months ended: March 31, 1996 and 1997

           Notes to Consolidated Financial Statements                          6

 Item 2.  Management's Discussion and Analysis of Financial                    8
           Condition and Results of Operations


 Part II - Other Information

 Item 1.  Legal Proceedings                                                   12

 Item 2.  Changes in Securities                                               12

 Item 3.  Defaults upon Senior Securities                                     12

 Item 4.  Submission of Matters to a Vote of Security Holders                 12

 Item 5.  Other Information                                                   12

 Item 6.  Exhibits and Reports on Form 8-K                                    12


 SIGNATURES                                                                   13

Form 10-Q/A                                                         Page 3 of 13


                                PEGASYSTEMS INC.
                           Consolidated Balance Sheets
                  (in thousands, except share-related amounts)

                                                                          December 31,          March 31,
                                                                              1996                 1997
                                                                       -----------------   ------------------
Assets                                                                                         (As Restated)
Current assets:
   Cash and cash equivalents                                                    $24,201            $  75,021
   Trade and installment accounts receivable, net of
    allowance for doubtful accounts of $939 at December 31,
    1996 and $1,426 at March 31, 1997                                            14,582               18,102
   Prepaid expenses and other current assets                                      1,235                1,226
                                                                       -----------------   ------------------
       Total current assets                                                      40,018               94,349

   Long-term license installments, net                                           23,802               26,104
   Equipment and improvements, net                                                3,035                3,342
                                                                       -----------------   ------------------
         Total assets                                                           $66,855             $123,795
                                                                       =================   ==================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                        $ 2,697            $   6,059
   Deferred revenue                                                                  53                   39
   Deferred income taxes                                                          2,904                2,801
                                                                       -----------------   ------------------
       Total current liabilities                                                  5,654                8,899
                                                                       -----------------   ------------------

Deferred income taxes                                                             8,816                9,513
                                                                       -----------------   ------------------

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                                    --                   --
     Common stock, $.01 par value, 45,000,000 shares
     authorized; 26,392,200 shares and 28,420,000 shares
     issued and outstanding at December 31, 1996 and March
     31, 1997, respectively                                                         264                  284
   Additional paid-in capital                                                    30,206               82,255
   Deferred compensation                                                            (73)                 (68)
   Retained earnings                                                             22,022               22,990
   Cumulative foreign currency translation adjustment                               (34)                 (78)
                                                                       -----------------   ------------------
       Total stockholders' equity                                                52,385              105,383
                                                                       -----------------   ------------------
         Total liabilities and stockholders' equity                             $66,855             $123,795
                                                                       =================   ==================

        The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q/A                                                         Page 4 of 13

                                PEGASYSTEMS INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                      1996                 1997
                                                    ------------   -------------
Revenue:                                                           (As Restated)
   Software license                                      $2,520          $5,815
   Services                                               2,421           2,667
                                                    ------------   -------------
     Total revenue                                        4,941           8,482
                                                    ------------   -------------

Cost of revenue:
   Cost of software license                                 118              10
   Cost of services                                       1,405           2,150
                                                    ------------   -------------
     Total cost of revenue                                1,523           2,160
                                                    ------------   -------------
Gross profit                                              3,418           6,322
                                                    ------------   -------------

Operating expenses:
   Research and development                               1,604           2,586
   Selling and marketing                                    974           2,693
   General and administrative                               389             605
                                                    ------------   -------------
     Total operating expenses                             2,967           5,884
                                                    ------------   -------------
Income from operations                                      451             438

License interest income                                     368             374
Other interest income                                        12             750
Interest expense                                            (39)             --
                                                    ------------   -------------
 Income before provision for income
   taxes                                                    792           1,562
Provision for income taxes                                  311             594
                                                    ------------   -------------
Net income                                                $ 481            $968
                                                    ============   =============

Earnings per share:
  Basic                                                   $0.02           $0.04
                                                    ============   =============
  Diluted                                                 $0.02           $0.03
                                                    ============   =============

Weighted average number of common
   shares outstanding:
  Basic                                                  23,490          27,497
                                                    ============   =============
  Diluted                                                25,118          29,490
                                                    ============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q/A                                                         Page 5 of 13

                                PEGASYSTEMS INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                         Three Months Ended
                                                                             March 31,
                                                                        1996              1997
                                                                   --------------    ---------------
Cash flows from operating activities:                                                 (As Restated)
     Net income                                                           $  481              $968
     Adjustments to reconcile net income to cash
       provided by (used in) operating activities:
         Provision for deferred income taxes                                 501               594
         Depreciation and amortization                                       374               361
         Provision for doubtful accounts                                      --               400
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable                       1,223            (6,187)
           Prepaid expenses and other current assets                          83                 9
           Accounts payable and accrued expenses                            (777)            3,362
           Deferred revenue                                                  689               (14)
                                                                   --------------    ---------------
              Net cash provided by (used in) operating
                activities                                                 2,574              (507)

Cash flows from investing activities:
     Purchase of equipment and improvements                                 (221)             (663)
                                                                   --------------    ---------------
              Net cash used in investing activities                         (221)             (663)


Cash flows from financing activities:
     Repayments of long-term debt                                           (196)               --
     Issuance of common stock, net                                            --            51,943
     Exercise of stock options                                                --                91
                                                                   --------------    ---------------
              Net cash provided by (used in) financing
                activities                                                  (196)           52,034
                                                                   --------------    ---------------

Effect of exchange rate on cash and cash equivalents                         (24)              (44)
                                                                   --------------    ---------------
Net increase in cash and cash equivalents                                  2,133            50,820
                                                                   --------------    ---------------

Cash and cash equivalents, at beginning of period                            511            24,201
                                                                   --------------    ---------------
Cash and cash equivalents, at end of period                               $2,644           $75,021
                                                                   ==============    ===============

        The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q/A                                                         Page 6 of 13

                                PEGASYSTEMS INC.
               Notes to Consolidated Interim Financial Statements
                                 March 31, 1997

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Pegasystems Inc. (the "Company") presented herein, as restated, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report to Shareholders filed with the Securities and Exchange Commission.

Note B - Subsequent Event

The Company restated its consolidated financial statements for the unaudited quarter ended March 31, 1997. The restatements reflect changes in the timing of revenue recognition and expense on certain contracts and increased reserves for revenue and doubtful accounts. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

A summary of the impact of such restatements on the financial statements for the unaudited three months ended March 31, 1997 is as follows:

                                               Unaudited
                                           Three Months Ended
                                             March 31, 1997
                                   Previously                  As
                                    Reported                Restated
                                -------------------    -------------------
Software license revenue              $6,478                 $5,815
Services revenue                       2,754                  2,667
Total revenue                          9,232                  8,482
Income from operations                 1,720                    438
Net income                             1,763                    968
Earnings per share: Basic              $0.06                  $0.04
Earnings per share: Diluted            $0.06                  $0.03
Total assets                        $124,945               $123,795

Form 10-Q/A                                                         Page 7 of 13

Note C - Net Income Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The Company has applied the provisions of SFAS No. 128 and SAB No. 98 retroactively to all periods presented. The net income amount for the three months ended March 31, 1997 reflects the restatement adjustments discussed in Note B. Calculations of basic and diluted net income per share and potential common share are as follows:

                                                             March 31,
                                                       1996           1997
                                                   -----------   -------------
(in thousands, except per share data)

Basic
Net income                                               $481            $968
                                                   ===========   =============

Weighted average common shares outstanding             23,490          27,497
                                                   ===========   =============

Basic earnings per share                                $0.02           $0.04
                                                   ===========   =============


Diluted
Net income                                               $481            $968
                                                   ===========   =============

Weighted average common shares outstanding             23,490          27,497
Effect of:
         Assumed exercise of stock options              1,628           1,993
                                                   -----------   -------------

Weighted average common shares outstanding,
     assuming dilution                                 25,118          29,490
                                                   ===========   =============

Diluted earnings per share                              $0.02           $0.03
                                                   ===========   =============

Form 10-Q/A                                                         Page 8 of 13

                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

The Company restated its consolidated financial statements for the unaudited quarter ended March 31, 1997. The restatements reflect changes in the timing of revenue recognition and expense on certain contracts and increased reserves for revenue and doubtful accounts. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

Revenue

Total revenue for the three months ended March 31, 1997 (the "1997 Three Month Period") increased 71.7% to $8.5 million from $4.9 million for the three months ended March 31, 1996 (the "1996 Three Month Period"). The increase was primarily due to an increase in software license revenue.

Software license revenue for the 1997 Three Month Period increased 130.8% to $5.8 million from $2.5 million for the 1996 Three Month Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

Services revenue for the 1997 Three Month Period increased 10.2% to $2.7 million from $2.4 million for the 1996 Three Month Period. The increase in services revenue was primarily attributable to increased implementation services for new customers, additional consulting services provided to existing customers, and to a lesser extent, increased maintenance revenue from a larger installed product base.

Cost of Revenue

Cost of software license for the 1997 Three Month Period decreased 91.5% to $0.01 million from $0.1 million for the 1996 Three Month Period, and decreased as a percentage of total revenue from 2.4% for the 1996 Three Month Period to 0.1% for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license decreased from 4.7% for the 1996 Three Month Period to 0.2% for the 1997 Three Month Period. Software development costs were fully amortized during 1996 and no software development costs were capitalized during the 1997 Three Month Period.

Cost of services for the 1997 Three Month Period increased 53.0% to $2.2 million from $1.4 million for the 1996 Three Month Period. Cost of services as a percentage of total revenue decreased from 28.4% for the 1996 Three Month Period to 25.3% for the 1997 Three Month Period. This decrease was due to the growth in the Company's total revenue.

Form 10-Q/A                                                         Page 9 of 13

Cost of services as a percentage of services revenue increased from 58.0% for the 1996 Three Month Period to 80.6% for the 1997 Three Month Period. This increase was due to the use of the Company's service personnel to build templates which can be reused in other customer applications.

Operating Expenses

Research and development expenses for the 1997 Three Month Period increased 61.2% to $2.6 million from $1.6 million for the 1996 Three Month Period. The level of increase in research and development expenses reflects the Company's strategy of leveraging existing product functionality by shifting its historical investment in research and development to a more sales-oriented focus. As a percentage of total revenue, research and development expenses declined from 32.5% for the 1996 Three Month Period to 30.5% for the 1997 Three Month Period due to the growth in the Company's total revenue.

Selling and marketing expenses for the 1997 Three Month Period increased 176.5% to $2.7 million from $1.0 million for the 1996 Three Month Period. As a percentage of total revenue, selling and marketing expenses increased from 19.7% for the 1996 Three Month Period to 31.7% for the 1997 Three Month Period. These increases were primarily attributable to the hiring of additional direct sales and marketing personnel, increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's User Meetings, and the opening of the Company's Sydney, Australia office.

General and administrative expenses for the 1997 Three Month Period increased 55.5% to $0.6 million from $0.4 million for the 1996 Three Month Period due to increased investment in the infrastructure needed to support the Company's accelerated growth. General and administrative expenses declined as a percentage of total revenue from 7.9% for the 1996 Three Month Period to 7.1% for the 1997 Three Month Period due to the growth in the Company's total revenue.

License Interest Income

License interest income which is the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal increased 1.6% from $368,000 million for the 1996 Three Month Period to $374,000 million for the 1997 Three Month Period due to the increase in the Company's installed customer base.

Provision for Income Taxes

The provisions for federal, state and foreign taxes were $0.3 million and $0.6 million for the 1996 Three Month Period and the 1997 Three Month Period, respectively. The effective tax rate decreased from 39.3% for 1996 Three Month Period to 38.0% for the 1997 Three Month Period. This decrease was primarily due to the reinstatement by the Internal Revenue Service of the research and development tax credit in May 1996.

Liquidity and Capital Resources

Since its inception, the Company had funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Proceeds to the Company from such

Form 10-Q/A                                                        Page 10 of 13

offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Proceeds to the Company from such offering were approximately $51.9 million. At March 31, 1997, the Company had cash and cash equivalents of approximately $75.0 million and working capital of approximately $85.5 million. The Company's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and, prior to its initial public offering, limited the availability of working capital.

Net cash used in operating activities for the 1997 period was $0.5 million, primarily due to an increase in accounts receivable, mainly offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $0.7 million during the 1997 Period due to the purchase of property and equipment consisting mainly of computer hardware and software and furniture and fixtures to support the Company's growing employee base.

Net cash provided by financing activities was $52.0 million during the 1997 Period mainly due to the completion of the Company's second public offering.

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

The Company recorded bad debt expense of $0.4 million in the 1997 Period as a result of indications that certain receivables relating primarily to consulting and installation services rendered by the Company may not be collected in full.

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

Form 10-Q/A                                                        Page 11 of 13

Forward-Looking Statements

Certain statements contained in this Form 10-Q/A are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements involve various risks and uncertainties which could cause the Company's actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties include the seasonal variation of the Company's operations and fluctuations in the Company's quarterly results, rapid technological change involving the Company's products, delays in product development and implementation, the technological compatibility of the Company's products with its customers' systems, the Company's dependence on customers in the financial services market, intense competition in the markets for the Company's products, risk of non-renewal by current customers, management of the Company's growth, and other risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and "should" and similar words and expressions are intended to identify the forward-looking statements contained in this Form 10-Q/A. These statements are based on estimates, projections, beliefs, and assumptions of the Company and its management and are not guarantees of future performance. Further information regarding those factors which could cause the Company's actual results to differ materially from any forward-looking statements contained herein is included in the Company's filings with the Securities and Exchange Commission.

Form 10-Q/A                                                        Page 12 of 13

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

Form 10-Q/A                                                        Page 13 of 13

                                PEGASYSTEMS INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Pegasystems Inc.



Date: April 15, 1998                         /s/ Ira Vishner
                                             -----------------------------------
                                             Ira Vishner
                                             Vice President, Corporate Services,
                                             Treasurer, Chief Financial Officer
                                             and Director
                                             (principal financial officer and
                                             chief accounting officer)