Form 10-Q/A
period 1997-06-30
PEGASYSTEMS INC
filed 1998-04-15
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-3

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

[  ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                    For the transition period from ___ to ___

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



 Part I - Financial Information

                                                                           Page
 Item 1.  Financial Statements

           Consolidated Balance Sheets at December 31, 1996                 3
           and June 30, 1997

           Consolidated Statements of Income for the three                  4
           and six months ended: June 30, 1996 and June 30, 1997

           Consolidated Statements of Cash Flows for the six                5
           months ended: June 30, 1996 and June 30, 1997

           Notes to Consolidated Financial Statements                       6

 Item 2.  Management's Discussion and Analysis of Financial                 8
           Condition and Results of Operations


 Part II - Other Information

 Item 1.  Legal Proceedings                                                12

 Item 2.  Changes in Securities                                            12

 Item 3.  Defaults upon Senior Securities                                  12

 Item 4.  Submission of Matters to a Vote of Security Holders              12

 Item 5.  Other Information                                                12

 Item 6.  Exhibits and Reports on Form 8-K                                 12


 SIGNATURES                                                                13

Form 10-Q/A-3                                                       Page 3 of 13


                                PEGASYSTEMS INC.
                           Consolidated Balance Sheets
                  (in thousands, except share-related amounts)



                                                                                 December 31,           June 30,
                                                                                     1996                 1997
                                                                               ------------------   ------------------
Assets                                                                                                  (As Restated)
Current assets:
   Cash and cash equivalents                                                             $24,201            $  72,511
   Trade and installment  accounts  receivable,  net of
    allowance   for  doubtful   accounts  of  $939  at
    December 31, 1996 and $1,871 at June 30, 1997                                         14,582               16,267
   Prepaid expenses and other current assets                                               1,235                1,620
                                                                                ------------------   ------------------
       Total current assets                                                               40,018               90,398

   Long-term license installments, net                                                    23,802               25,005
   Equipment and improvements, net                                                         3,035                3,832
   Purchased software and other, net                                                          --               12,871
                                                                               ------------------   ------------------
         Total assets                                                                    $66,855             $132,106
                                                                               ==================   ==================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                                 $ 2,697            $  13,660
   Deferred revenue                                                                           53                2,077
   Deferred income taxes                                                                   2,904                1,865
                                                                               ------------------   ------------------
       Total current liabilities                                                           5,654               17,602
                                                                               ------------------   ------------------
Deferred income taxes                                                                      8,816                8,729
                                                                               ------------------   ------------------

Stockholders' Equity:
   Preferred  stock,  $.01  par  value,  1,000,000  shares
     authorized; no shares issued and outstanding                                             --                   --
   Common   stock,   $.01  par  value,   45,000,000   shares
     authorized;  26,392,200  shares and  28,487,600  shares
     issued and  outstanding  at December  31, 1996 and June
     30, 1997, respectively                                                                  264                  285
   Additional paid-in capital                                                             30,206               82,586
   Deferred compensation                                                                     (73)                 (63)
   Stock warrant                                                                              --                2,897
   Retained earnings                                                                      22,022               20,185
   Cumulative foreign currency translation adjustment                                        (34)                (115)
                                                                               ------------------   ------------------
       Total stockholders' equity                                                         52,385              105,775
                                                                               ------------------   ------------------
         Total liabilities and stockholders' equity                                      $66,855             $132,106
                                                                               ==================   ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A-3                                                       Page 4 of 13


                                PEGASYSTEMS INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)



                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                                  1996                  1997                 1996                1997
                                            ------------------   -------------------   ------------------  -----------------
Revenue:                                                              (As Restated)                           (As Restated)
   Software license                                    $3,874               $ 1,696              $ 6,394             $7,511
   Services                                             2,575                 3,052                4,996              5,719
                                            ------------------   -------------------   ------------------  -----------------
     Total revenue                                      6,449                 4,748               11,390             13,230
                                            ------------------   -------------------   ------------------  -----------------
Cost of revenue:
   Cost of software license                               118                    10                  236                 20
   Cost of services                                     1,584                 2,386                2,989              4,536
                                            ------------------   -------------------   ------------------  -----------------
     Total cost of revenue                              1,702                 2,396                3,225              4,556
                                            ------------------   -------------------   ------------------  -----------------
Gross Profit                                            4,747                 2,352                8,165              8,674

Operating expenses:
   Research and development                             1,918                 3,253                3,522              5,839
   Selling and marketing                                1,282                 4,403                2,256              7,096
   General and administrative                             399                   641                  788              1,246
                                            ------------------   -------------------   ------------------  -----------------
     Total operating expenses                           3,599                 8,297                6,566             14,181
                                            ------------------   -------------------   ------------------  -----------------
Income (loss) from operations                           1,148                (5,945)               1,599             (5,507)

License interest income                                   378                   421                  746                795
Other interest income                                      11                   998                   23              1,748
Interest expense                                          (30)                   --                  (69)                --
                                            ------------------   -------------------   ------------------  -----------------
Income (loss) before provision for
   income taxes                                         1,507                (4,526)               2,299             (2,964)
Provision (benefit) for income taxes                      588                (1,720)                 899             (1,126)
                                            ------------------   -------------------   ------------------  -----------------
Net income (loss)                                     $   919               $(2,806)             $ 1,400            $(1,838)
                                            ==================   ===================   ==================  =================

Earnings per share:
  Basic                                               $  0.04              $  (0.10)            $   0.06           $  (0.07)
                                            ==================   ===================   ==================  =================
  Diluted                                             $  0.04              $  (0.10)            $   0.06           $  (0.07)
                                            ==================   ===================   ==================  =================

Weighted average number of common
   shares outstanding:
  Basic                                                23,491                28,452               23,491             28,134
                                            ==================   ===================   ==================  =================
  Diluted                                              25,283                28,452               25,258             28,134
                                            ==================   ===================   ==================  =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A-3                                                       Page 5 of 13


                                PEGASYSTEMS INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 1996                    1997
                                                                          --------------------    -------------------

Cash flows from operating activities:                                                                    (As Restated)
     Net income (loss)                                                                $ 1,400                 $(1,838)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Provision for deferred income taxes                                              686                  (1,126)
         Depreciation and amortization                                                    756                     804
         Provision for doubtful accounts                                                   --                     815
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable                                   (2,248)                 (3,668)
           Prepaid expenses and other current assets                                        2                    (385)
           Accounts payable and accrued expenses                                          (24)                    963
           Deferred revenue                                                               409                   2,024
                                                                          --------------------    -------------------
              Net cash provided by (used in) operating activities                         981                  (2,411)

Cash flows from investing activities:
     Purchase of equipment and improvements                                              (529)                 (1,565)
                                                                          --------------------    -------------------
              Net cash used in investing activities                                      (529)                 (1,565)

Cash flows from financing activities:
     Repayments of long-term debt                                                        (391)                     --
     Issuance of common stock, net                                                         --                  51,943
     Exercise of stock options                                                              1                     424
                                                                          --------------------    -------------------
              Net cash provided by (used in) financing activities                        (390)                 52,367
                                                                          --------------------    -------------------

Effect of exchange rate on cash and cash equivalents                                      (16)                    (81)
                                                                          --------------------    -------------------

Net increase in cash and cash equivalents                                                  46                  48,310
                                                                          --------------------    -------------------

Cash and cash equivalents, at beginning of period                                         511                  24,201
                                                                          --------------------    -------------------
Cash and cash equivalents, at end of period                                           $   557                 $72,511
                                                                          ====================    ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A-3                                                       Page 6 of 13


                                PEGASYSTEMS INC.
               Notes to Consolidated Interim Financial Statements
                                  June 30, 1997

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

Note B - Subsequent Events
The Company restated its consolidated financial statements for the unaudited quarters ended March 31, 1997 and June 30, 1997. The restatements reflect changes in the timing of revenue recognition and expense on certain contracts and increased reserves for revenue and doubtful accounts. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.


A summary of the impact of such restatements on the financial statements for the unaudited three months ended and six months ended June 30, 1997 is as follows:



                                                          Unaudited                              Unaudited
                                                     Three Months Ended                       Six Months Ended
                                                        June 30, 1997                          June 30, 1997
                                               Previously                As            Previously               As
                                                Reported              Restated          Reported             Restated
                                           -------------------    ------------------------------------    ----------------
Software license revenue                               $3,983               $1,696            $10,462              $7,511
Services revenue                                        3,250                3,052              6,004               5,719
Total revenue                                           7,233                4,748             16,466              13,230
Income (loss) from operations                          (2,814)              (5,945)            (1,093)             (5,507)
Net income (loss)                                        (865)              (2,806)               899              (1,838)
Earnings per share: Basic                              $(0.03)              ($0.10)             $0.03              ($0.07)
Earnings per share: Diluted                            $(0.03)              ($0.10)             $0.03              ($0.07)
Total assets                                         $123,311             $132,106           $123,311            $132,106

Form 10-Q/A-3                                                       Page 7 of 13


Note C - Net Income Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The Company has applied the provisions of SFAS No. 128 and SAB No. 98 retroactively to all periods presented. The net income (loss) amounts for the three and six months ended June 30, 1997 reflect the restatement adjustments discussed in Note B. Calculations of basic and diluted net income per share and potential common share are as follows:



                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                   1996             1997           1996            1997
                                                               --------------    ------------  --------------  -------------

(in thousands, except per share data)

Basic
Net income (loss)                                                       $919        $(2,806)          $1,400       $(1,838)
                                                               ==============    ============  ==============  =============

Weighted average common shares outstanding                            23,491         28,452           23,491        28,134
                                                               ==============    ============  ==============  =============

Basic earnings per share                                               $0.04         $(0.10)           $0.06        $(0.07)
                                                               ==============    ============  ==============  =============


Diluted
Net income (loss)                                                       $919        $(2,806)          $1,400       $(1,838)
                                                               ==============    ============  ==============  =============

Weighted average common shares outstanding:                           23,491         28,452           23,491        28,134
     Effect of: Assumed exercise of stock options                      1,792             --            1,767            --
                                                               --------------    ------------  --------------  -------------

Weighted average common shares outstanding,
     assuming dilution                                                25,283         28,452           25,258        28,134
                                                               ==============    ============  ==============  =============

Diluted earnings per share                                             $0.04         $(0.10)           $0.06        $(0.07)
                                                               ==============    ============  ==============  =============

Note D - Software License and Support and Warrant Agreements

On June 27, 1997, the Company entered into Software License and Support and Warrant Agreements with First Data Resources, Inc. (FDR).

The provisions of the Software License and Support Agreement give FDR the right to use the Company's software in connection with new products and also the exclusive right to market, distribute and sublicense the Company's software and new products to FDR customers and prospects. In addition to the granting of a license to use its software, the Company will also provide services to FDR in connection with the new products. For the right to the license and the services, FDR is expected to pay the Company a base fee of $49.25 million. FDR will pay $5.0 million in 1997 and remaining fees are expected to be paid on a monthly basis over the term of the agreement. The initial term of this agreement commences on June 27, 1997 and runs through December 31, 2002.

In accordance with the Software License and Support Agreement, the Company was granted a license for access to and use of the designs, specifications and code of FDR's ESP Product. As consideration for this right, the Company will pay FDR $10.0 million. This amount was recorded as purchased software on the accompanying consolidated balance sheet.

In connection with the Software License and Support Agreement on June 27,
1997, the Company committed to provide a warrant to FDR. Pursuant to the Warrant Agreement, the Company gave FDR the right to purchase 284,876 shares of the Company's Common Stock at a purchase price of $28.25 per share which represented the fair market value of the common stock on the date of the agreement. The warrant will become exercisable on June 27, 1998 and will expire on June 27, 2002. The warrant was valued at $2.9 million and the corresponding deferred asset was capitalized and included in "purchased software and other" on the accompanying consolidated balance sheet.

The Company will recognize the base fee revenue and also amortize the value of the purchased software and the warrant on a pro rata basis over the initial 5 1/2 year term of the agreement.

Form 10-Q/A-3                                                       Page 8 of 13

                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996

The Company restated its consolidated financial statements for the unaudited three-month and six-month periods ended June 30, 1997. The restatements reflect changes in the timing of revenue recognition and expense on certain contracts and increased reserves for revenue and doubtful accounts. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.


Revenue

Total revenue for the three months ended June 30, 1997 (the "1997 Three Month Period") decreased 26.4% to $4.7 million from $6.4 million for the three months ended June 30, 1996 (the "1996 Three Month Period"). This decrease was primarily due to a decrease in software license revenue. Total revenue for the six months ended June 30, 1997 (the "1997 Six Month Period") increased 16.2% to $13.2 million from $11.4 million for the six months ended June 30, 1996 (the "1996 Six Month Period"). This increase was primarily due to an increase in software license revenue.

Software license revenue for the 1997 Three Month Period decreased 56.2% to $1.7 million from $3.9 million for the 1996 Three Month Period. The decrease in software license revenue was primarily attributable to fewer software license acceptances by new customers during the 1997 Three Month Period. Software license revenue for the 1997 Six Month Period increased 17.5% to $7.5 million from $6.4 million for the 1996 Six Month Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

Services revenue for the 1997 Three Month Period increased 18.5% to $3.1 million from $2.6 million for the 1996 Three Month Period. Services revenue for the 1997 Six Month Period increased 14.5% to $5.7 million from $5.0 million for the 1996 Six Month Period. The increase in services revenue was primarily attributable to increased implementation services for new customers, additional consulting services provided to existing customers, and to a lesser extent, increased maintenance revenue from a larger installed product base.

Cost of Revenue

Cost of software license for the 1997 Three Month Period decreased 91.5% to $0.01 million from $0.1 million for the 1996 Three Month Period, and decreased as a percentage of total revenue from 1.8% for the 1996 Three Month Period to 0.2% for the 1997 Three Month Period. Cost of software license for the 1997 Six Month Period decreased 91.5% to $0.02 million from $0.24 million for the 1996 Six Month Period, and decreased as a percentage of total revenue from 2.1% for the 1996 Six Month Period to 0.2% for the 1997 Six Month Period. As a percentage of software license revenue, cost of software license decreased from 3.0% for the 1996 Three Month Period to 0.6% for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license decreased from 3.7% for the 1996 Six Month Period to 0.3% for the 1997 Six Month Period. Software development costs were fully amortized during 1996 and no software development costs were capitalized during the 1997 Three or Six Month Period.

Cost of services for the 1997 Three Month Period increased 50.6% to $2.4 million from $1.6 million for the 1996 Three Month Period. Cost of services for the 1997 Six Month Period increased 51.8% to $4.5 million from $3.0 million for the 1996 Six Month Period. Cost of services as a percentage of total revenue increased from 24.6% for the 1996 Three Month Period to 50.3% for the 1997 Three Month Period. This increase was due to a

Form 10-Q/A-3                                                       Page 9 of 13


slowdown in the growth of the Company's total revenue. Cost of services as a percentage of total revenue increased from 26.2% for the 1996 Six Month Period to 34.3% for the 1997 Six Month Period. Cost of services as a percentage of services revenue increased from 61.5% for the 1996 Three Month Period to 78.2% for the 1997 Three Month Period. Cost of services as a percentage of services revenue increased from 59.8% for the 1996 Six Month Period to 79.3% for the 1997 Six Month Period. These increases were both primarily due to the buildup of new staff, primarily in the Company's regional offices, and use of the Company's service personnel to build templates which can be reused in other customer applications.



Operating Expenses

Research and development expenses for the 1997 Three Month Period increased 69.6% to $3.3 million from $1.9 million for the 1996 Three Month Period. Research and development expenses for the 1997 Six Month Period increased 65.8% to $5.8 million from $3.5 million for the 1996 Six Month Period. As a percentage of total revenue, research and development expenses increased from 29.7% for the 1996 Three Month Period to 68.5% for the 1997 Three Month Period. As a percentage of total revenue, research and development expenses increased from 30.9% for the 1996 Six Month Period to 44.1% for the 1997 Six Month Period. Both of these increases were due to a slowdown in the growth of the Company's total revenue. In addition, during the 1997 Three Month Period, the Company received from FDR a license to the requirements, designs, specifications, and code of FDR's ESP product for which the Company will pay $10.0 million, and which will be used to support the development of the Company's software products. The Company capitalized this software in the 1997 Three Month Period. The Company commenced the amortization of these software amortization costs in the 1997 Three Month Period, and expects to continue to amortize these software amortization costs until December 31, 2002.

Selling and marketing expenses for the 1997 Three Month Period increased
243.4% to $4.4 million from $1.3 million for the 1996 Three Month Period. Selling and marketing expenses for the 1997 Six Month Period increased 214.5% to $7.1 million from $2.3 million for the 1996 Six Month Period. As a percentage of total revenue, selling and marketing expenses increased from 19.9% for the 1996 Three Month Period to 92.7% for the 1997 Three Month Period. As a percentage of total revenue, selling and marketing expenses increased from 19.8% for the 1996 Six Month Period to 53.6% for the 1997 Six Month Period. These increases were primarily attributable to the hiring of additional direct sales and marketing personnel, commission payments on new sales, increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's User Meetings, and the opening of additional regional offices.

General and administrative expenses for the 1997 Three Month Period increased 60.7% to $0.6 million from $0.4 million for the 1996 Three Month Period. General and administrative expenses for the 1997 Six Month Period increased 58.1% to $1.2 million from $0.8 million for the 1996 Six Month Period. These increases were due to increased investment in the infrastructure needed to support the Company's accelerated growth. General and administrative expenses increased as a percentage of total revenue from 6.2% for the 1996 Three Month Period to 13.5% for the 1997 Three Month Period and from 6.9% for the 1996 Six Month Period to 9.4% for the 1997 Six Month Period due to a slowdown in the growth of the Company's total revenue.

Form 10-Q/A-3                                                      Page 10 of 13


License Interest Income

License interest income which is the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal increased 11.4% from $0.38 million for the 1996 Three Month Period to $0.42 million for the 1997 Three Month Period. License interest income increased 6.6% from $0.75 million for the 1996 Six Month Period to $0.80 million for the 1997 Six Month Period due to the increase in the Company's installed customer base.

Provision (Benefit) for Income Taxes

The provision for federal, state and foreign taxes was $0.6 million for the 1996 Three Month Period. The tax benefit for the 1997 Three Month Period was $1.7 million. The provision for federal, state and foreign taxes was $0.9 million for the 1996 Six Month Period. The tax benefit for the 1997 Six Month Period was $1.1 million. The effective tax rate decreased from 39.0% and 39.1% for 1996 Three and Six Month Periods, respectively to 38.0% for the 1997 Three and Six Month Periods, respectively. These decreases were due to the re-instatement by the Internal Revenue Service of the research and development tax credit in May 1996.

Liquidity and Capital Resources

Since its inception, the Company had funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Net proceeds to the Company from such offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Net proceeds to the Company from such offering were approximately $51.9 million. At June 30, 1997, the Company had cash and cash equivalents of approximately $72.5 million and working capital of approximately $72.8 million. The Company's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and, prior to its initial public offering, had limited the availability of working capital.

Net cash used in operating activities for the 1997 Six Month period was $2.4 million, primarily due to an increase in accounts receivable and prepaid expenses and other current assets.

Net cash used in investing activities was $1.6 million during the 1997 Six Month Period due to the purchase of property and equipment consisting mainly of computer hardware and software and furniture and fixtures to support the Company's growing employee base.

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

The Company's $5.0 million revolving credit line, which was set to expire on June 30, 1997, was renewed with the same bank and currently has a maturity date of June 30, 1999. At June 30, 1997, the Company had no borrowings under its revolving credit line. The Company's credit agreement prohibits the payment of dividends, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios.

Form 10-Q/A-3                                                      Page 11 of 13



The Company recorded bad debt expense of $0.8 million in the 1997 Six Month Period as a result of indications that certain receivables relating primarily to consulting and installation services rendered by the Company may not be collected in full.

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

Form 10-Q/A-3                                                      Page 12 of 13



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

Form 10-Q/A-3                                                      Page 13 of 13


                                PEGASYSTEMS INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Pegasystems Inc.



Date: April 15, 1998                        /s/ Ira Vishner
                                            ------------------------------------
                                            Ira Vishner
                                            Vice President, Corporate Services,
                                            Treasurer, Chief Financial Officer
                                            and Director
                                            (principal financial officer and
                                             chief accounting officer)