Form 10-Q/A
period 1997-09-30
PEGASYSTEMS INC
filed 1998-04-15
CIK 1013857

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



 Part I - Financial Information

                                                                                                      Page
                                                                                                      ----

 Item 1.  Financial Statements

           Consolidated Balance Sheets at December 31, 1996                                              3
           and September 30, 1997

           Consolidated Statements of Income for the three                                               4
           and nine months ended: September 30, 1996 and September 30, 1997

           Consolidated Statements of Cash Flows for the nine                                            5
           months ended: September 30, 1996 and September 30, 1997

           Notes to Consolidated Financial Statements                                                    6

 Item 2.  Management's Discussion and Analysis of Financial                                              8
           Condition and Results of Operations


 Part II - Other Information

 Item 1.  Legal Proceedings                                                                             12

 Item 2.  Changes in Securities                                                                         12

 Item 3.  Defaults upon Senior Securities                                                               12

 Item 4.  Submission of Matters to a Vote of Security Holders                                           12

 Item 5.  Other Information                                                                             12

 Item 6.  Exhibits and Reports on Form 8-K                                                              12


 SIGNATURES                                                                                             13



Form 10-Q/A                                                        Page 3 of 13


                                PEGASYSTEMS INC.
                           Consolidated Balance Sheets
                  (in thousands, except share-related amounts)



                                                                                 December 31,         September 30,
                                                                                     1996                 1997
                                                                               ------------------   -------------------

Assets                                                                                                   (As Restated)
Current assets:
   Cash and cash equivalents                                                             $24,201             $  54,555
   Trade and installment  accounts  receivable,  net of allowance for  doubtful  accounts  of $939 at  December  31,  1996 and
    $2,245 at September 30, 1997                                                          14,582                18,416
   Prepaid expenses and other current assets                                               1,235                 1,788
                                                                                ------------------   -------------------
       Total current assets                                                               40,018                74,759

   Long-term license installments, net                                                    23,802                26,783
   Equipment and improvements, net                                                         3,035                 4,679
   Purchased software and other, net                                                          --                12,286
                                                                               ------------------   -------------------
         Total assets                                                                    $66,855              $118,507
                                                                               ==================   ===================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                                 $ 2,697             $   3,911
   Deferred revenue                                                                           53                   845
   Deferred income taxes                                                                   2,904                   814
                                                                               ------------------   -------------------
       Total current liabilities                                                           5,654                 5,570
                                                                               ------------------   -------------------
Deferred income taxes                                                                      8,816                 8,787
                                                                               ------------------   -------------------

Stockholders' Equity:
   Preferred  stock,  $.01  par  value,  1,000,000  shares
     authorized; no shares issued and outstanding                                             --                    --
   Common   stock,   $.01  par  value,   45,000,000   shares
     authorized;  26,392,200  shares and  28,541,000  shares
     issued  and   outstanding  at  December  31,  1996  and
     September 30, 1997, respectively                                                        264                   285
   Additional paid-in capital                                                             30,206                82,784
   Deferred compensation                                                                     (73)                  (59)
   Stock warrant                                                                              --                 2,897
   Retained earnings                                                                      22,022                18,565
   Cumulative foreign currency translation adjustment                                        (34)                 (322)
                                                                               ------------------   -------------------
       Total stockholders' equity                                                         52,385               104,150
                                                                               ------------------   -------------------
         Total liabilities and stockholders' equity                                      $66,855              $118,507
                                                                               ==================   ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A                                                         Page 4 of 13


                                PEGASYSTEMS INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)



                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
                                                        1996              1997              1996             1997
                                                    --------------   ---------------    -------------    --------------
Revenue:                                                              (As Restated)                      (As Restated)
   Software license                                        $6,502           $ 5,090          $12,896           $12,601
   Services                                                 3,064             3,578            8,060             9,297
                                                    --------------   ---------------    -------------    --------------
     Total revenue                                          9,566             8,668           20,956            21,898
                                                    --------------   ---------------    -------------    --------------

Cost of revenue:
   Cost of software license                                   118                86              354               106
   Cost of services                                         2,017             2,829            5,006             7,365
                                                    --------------   ---------------    -------------    --------------
     Total cost of revenue                                  2,135             2,915            5,360             7,471
                                                    --------------   ---------------    -------------    --------------
Gross Profit                                                7,431             5,753           15,596            14,427

Operating expenses:
   Research and development                                 2,361             4,261            5,883            10,100
   Selling and marketing                                    1,614             4,782            3,870            11,878
   General and administrative                                 541               721            1,329             1,967
                                                    --------------   ---------------    -------------    --------------
     Total operating expenses                               4,516             9,764           11,082            23,945
                                                    --------------   ---------------    -------------    --------------
Income (loss) from operations                               2,915            (4,011)           4,514            (9,518)

License interest income                                       381               476            1,127             1,271
Other interest income                                         273               922              296             2,670
Interest expense                                              (16)               --              (85)               --
                                                    --------------   ---------------    -------------    --------------
Income (loss) before provision for
   income taxes                                             3,553            (2,613)           5,852            (5,577)
Provision (benefit) for income taxes                        1,386              (993)           2,285            (2,119)
                                                    --------------   ---------------    -------------    --------------
Net income (loss)                                          $2,167           $(1,620)         $ 3,567           $(3,458)
                                                    ==============   ===============    =============    ==============

Earnings per share:
  Basic                                                   $  0.08          $  (0.06)        $   0.15          $  (0.12)
                                                    ==============   ===============    =============    ==============
  Diluted                                                 $  0.08          $  (0.06)        $   0.14          $  (0.12)
                                                    ==============   ===============    =============    ==============

Weighted average number of common shares
   outstanding:
  Basic                                                    25,805            28,520           24,268            28,264
                                                    ==============   ===============    =============    ==============
  Diluted                                                  27,818            28,520           26,207            28,264
                                                    ==============   ===============    =============    ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A                                                         Page 5 of 13


                                PEGASYSTEMS INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 1996                    1997
                                                                          --------------------    -------------------

Cash flows from operating activities:                                                                  (As Restated)
     Net income (loss)                                                                $ 3,567               $ (3,458)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Provision for deferred income taxes                                            2,037                 (2,119)
         Depreciation and amortization                                                  1,152                  2,258
         Provision for doubtful accounts                                                   --                  1,315
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable                                   (8,438)                (8,096)
           Prepaid expenses and other current assets                                     (116)                  (553)
           Accounts payable and accrued expenses                                         (198)                 1,214
           Deferred revenue                                                               149                   792
                                                                          --------------------    -------------------
              Net cash used in operating activities                                    (1,847)                (8,647)

Cash flows from investing activities:
     Purchase of equipment and improvements                                            (1,067)                (3,277)
     Purchased software                                                                   --                 (10,000)
                                                                          --------------------    -------------------
              Net cash used in investing activities                                    (1,067)               (13,277)

Cash flows from financing activities:
     Repayments of long-term debt                                                      (1,598)                   --
     Issuance of common stock, net                                                     29,396                 51,943
     Exercise of stock options                                                             60                    623
                                                                          --------------------    -------------------
              Net cash provided by financing activities                                27,858                 52,566
                                                                          --------------------    -------------------

Effect of exchange rate on cash and cash equivalents                                      (36)                  (288)
                                                                          --------------------    -------------------
Net increase in cash and cash equivalents                                              24,908                 30,354
                                                                          --------------------    -------------------

Cash and cash equivalents, at beginning of period                                         511                 24,201
                                                                          --------------------    -------------------
Cash and cash equivalents, at end of period                                           $25,419               $ 54,555
                                                                          ====================    ===================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A                                                         Page 6 of 13
                                PEGASYSTEMS INC.
               Notes to Consolidated Interim Financial Statements
                               September 30, 1997
                                   (Unaudited)



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

Note B - Subsequent Events
The Company restated its consolidated financial statements for the unaudited quarters ended March 31, 1997, June 30, 1997, and September 30, 1997. The restatements reflect changes in the timing of revenue recognition and expense on certain contracts and increased reserves for revenue and doubtful accounts. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.


A summary of the impact of such restatements on the financial statements for the unaudited three months and nine months ended September 30, 1997 is as follows:


                                                        Unaudited                               Unaudited
                                                    Three Months Ended                      Nine Months Ended
                                                    September 30, 1997                     September 30, 1997
                                            Previously               As             Previously                  As
                                             Reported             Restated           Reported                Restated
                                           --------------    ---------------------------------------     -----------------

Software license revenue                          $3,273                 $5,090             $13,734               $12,601
Services revenue                                   3,737                  3,578               9,742                 9,297
Total revenue                                      7,010                  8,668              23,476                21,898
Income (loss) from operations                     (5,009)                (4,011)             (6,102)               (9,518)
Net (loss) income                                 (2,239)                (1,620)             (1,340)               (3,458)
Earnings per share: Basic                         $(0.08)                ($0.06)              $0.05                ($0.12)
Earnings per share: Diluted                       $(0.08)                ($0.06)              $0.05                ($0.12)
Total assets                                    $121,023                $118,507           $121,023              $118,507

Form 10-Q/A                                                         Page 7 of 13



Note C - Net Income Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS)
No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The Company has applied the provisions of SFAS No. 128 and SAB No. 98 retroactively to all periods presented. The net loss amounts for the three and nine months ended September 30, 1997 reflect the restatement adjustments discussed in Note B. Calculations of basic and diluted net income per share and potential common share are as follows:




                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                   1996            1997            1996            1997
                                                               --------------   ------------   --------------  -------------
(in thousands, except per share data)

Basic
Net income                                                            $2,167        $(1,620)           $3,567        $(3,458)
                                                               ==============   ============   ==============  =============

Weighted average common shares outstanding                            25,805         28,520            24,268         28,264
                                                               ==============   ============   ==============  =============

Basic earnings per share                                               $0.08         $(0.06)            $0.15         $(0.12)
                                                               ==============   ============   ==============  =============


Diluted
Net income                                                            $2,167        $(1,620)           $3,567        $(3,458)
                                                               ==============   ============   ==============  =============

Weighted average common shares outstanding                            25,805         28,520            24,268         28,264
Effect of: Assumed exercise of stock options                           2,013             --             1,939             --
                                                               --------------   ------------   --------------  -------------

Weighted average common shares outstanding,
     assuming dilution                                                27,818         28,520            26,207         28,264
                                                               ==============   ============   ==============  =============

Diluted earnings per share                                             $0.08         $(0.06)            $0.14         $(0.12)
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

In accordance with the Software License and Support Agreement, the Company was granted a license for access to and use of the designs, specifications and code of FDR's ESP Product. As consideration for this right, the Company paid FDR $10.0 million. This amount was recorded as purchased software on the accompanying consolidated balance sheet.

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

The Company will recognize the base fee revenue and also amortize the value of the purchased software and the warrant on a pro rata basis over the initial 5-1/2 year term of the agreement.

Form 10-Q/A                                                         Page 8 of 13


                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996


The Company restated its consolidated financial statements for the unaudited three-month and nine-month periods ended September 30, 1997. The restatements reflect changes in the timing of revenue recognition and expense on certain contracts and increased reserves for revenue and doubtful accounts. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.


Revenue

Total revenue for the three months ended September 30, 1997 (the "1997 Three Month Period") decreased 9.4% to $8.7 million from $9.6 million for the three months ended September 30, 1996 (the "1996 Three Month Period"). This decrease was primarily due to a decrease in software license revenue. Total revenue for the nine months ended September 30, 1997 (the "1997 Nine Month Period") increased 4.5% to $21.9 million from $21.0 million for the nine months ended September 30, 1996 (the "1996 Nine Month Period"). This increase was primarily due to an increase in software license revenue.

Software license revenue for the 1997 Three Month Period decreased 21.7% to $5.1 million from $6.5 million for the 1996 Three Month Period. This decrease in software license revenue for the 1997 Three Month Period was primarily attributable to fewer renewals of licenses by existing customers. Software license revenue for the 1997 Nine Month Period decreased 2.3% to $12.6 million from $12.9 million for the 1996 Nine Month Period. This decrease in software license revenue for the 1997 Nine Month Period was primarily attributable to fewer software license acceptances by new customers.


Services revenue for the 1997 Three Month Period increased 16.8% to $3.6 million from $3.1 million for the 1996 Three Month Period. Services revenue for the 1997 Nine Month Period increased 15.3% to $9.3 million from $8.1 million for the 1996 Nine Month Period. The increase in services revenue was primarily attributable to increased implementation services for new customers, additional consulting services provided to existing customers, and to a lesser extent, increased maintenance revenue from a larger installed product base.


Cost of Revenue


Cost of software license for the 1997 Three Month Period decreased 27.1% to $0.09 million from $0.12 million for the 1996 Three Month Period, and decreased slightly as a percentage of total revenue to 1.0% for the 1997 Three Month Period from 1.2% for the 1996 Three Month Period. As a percentage of software license revenue, cost of software license decreased to 1.7% for the 1997 Three Month Period from 1.8% for the 1996 Three Month Period. Cost of software license for the 1997 Nine Month Period decreased 70.1% to $0.11 million from $0.35 million for the 1996 Nine Month Period, and decreased as a percentage of total revenue to 0.5% for the 1997 Nine Month Period from 1.7% for the 1996 Nine Month Period. As a percentage of software license revenue, cost of software license decreased to 0.8% for the 1997 Nine Month Period from 2.7% for the 1996 Nine Month Period.

Form 10-Q/A                                                         Page 9 of 13


Cost of services for the 1997 Three Month Period increased 40.3% to $2.8 million from $2.0 million for the 1996 Three Month Period, and increased as a percentage of total revenue to 32.6% for the 1997 Three Month Period from 21.1% for the 1996 Three Month Period. As a percentage of service revenue, cost of services increased to 79.1% for the 1997 Three Month Period from 65.8% for the 1996 Three Month Period. Cost of services for the 1997 Nine Month Period increased 47.1% to $7.4 million from $5.0 million for the 1996 Nine Month Period, and increased as a percentage of total revenue to 33.6% for the 1997 Nine Month Period from 23.9% for the 1996 Nine Month Period. As a percentage of service revenue, cost of services increased to 79.2% for the 1997 Nine Month Period from 62.1% for the 1996 Nine Month Period. These increases were primarily due to the buildup of new staff, primarily in the Company's regional offices, and use of the Company's service personnel to build templates which can be reused in other customer applications.

Operating Expenses

Research and development expenses for the 1997 Three Month Period increased 80.5% to $4.3 million from $2.4 million for the 1996 Three Month Period. As a percentage of total revenue, research and development expenses increased to 49.2% for the 1997 Three Month Period from 24.7% for the 1996 Three Month Period. Research and development expenses for the 1997 Nine Month Period increased 71.7% to $10.1 million from $5.9 million for the 1996 Nine Month Period. As a percentage of total revenue, research and development expenses increased to 46.1% for the 1997 Nine Month Period from 28.1% for the 1996 Nine Month Period.


Selling and marketing expenses for the 1997 Three Month Period increased 196.3% to $4.8 million from $1.6 million for the 1996 Three Month Period. As a percentage of total revenue, selling and marketing expenses increased to 55.2% for the 1997 Three Month Period from 16.9% for the 1996 Three Month Period. Selling and marketing expenses for the 1997 Nine Month Period increased 206.9% to $11.9 million from $3.9 million for the 1996 Nine Month Period. As a percentage of total revenue, selling and marketing expenses increased to 54.2% for the 1997 Nine Month Period from 18.5% for the 1996 Nine Month Period. These increases were primarily attributable to the hiring of additional direct sales and marketing personnel, commission payments on new sales, increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's User Meetings, and the opening of additional regional offices. Although selling and marketing expenses increased as a percentage of total revenue for both the Three Month and Nine Month Periods, these increases were mainly due to slower growth in the Company's total revenue.

General and administrative expenses for the 1997 Three Month Period increased 33.3% to $0.7 million from $0.5 million for the 1996 Three Month Period. As a percentage of total revenue, general and administrative expenses increased to 8.3% for the 1997 Three Month Period from 5.7% for the 1996 Three Month Period. General and administrative expenses for the 1997 Nine Month Period increased 48.0% to $2.0 million from $1.3 million for the 1996 Nine Month Period. As a percentage of total revenue, general and administrative expenses increased to 9.0% for the 1997 Nine Month Period from 6.3% for the 1996 Nine Month Period. These increases were due to increased investment in the infrastructure needed to support the Company's growth. Although general and administrative expenses increased as a percentage of total revenue for both the Three Month and Nine Month Periods, these increases were mainly due to slower growth in the Company's total revenue.



License Interest Income


License interest income which is the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal increased 24.9% to $0.5 million for the 1997 Three Month Period from $0.4 million for the 1996 Three Month Period. License interest income increased 12.8% to $1.3 million for the 1997 Nine Month Period from $1.1 million for the 1996 Nine Month Period due to the increase in the Company's installed customer base.

Provision (Benefit) for Income Taxes

Form 10-Q/A                                                        Page 10 of 13



The provision for federal, state and foreign taxes was $1.4 million for the 1996 Three Month Period. For the 1997 Three Month Period, there was a tax benefit of $1.0 million. The provision for federal, state and foreign taxes was $2.3 million for the 1996 Nine Month Period. For the 1997 Nine Month Period, there was a tax benefit of $2.1 million. The effective tax rate decreased from 39.0% for 1996 Three and Nine Month Periods, respectively, to 38.0% for the 1997 Three and Nine Month Periods, respectively. These decreases were due to the re-instatement by the Internal Revenue Service of the research and development tax credit in May 1996.


Liquidity and Capital Resources

Since its inception, the Company had funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Net proceeds to the Company from such offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Net proceeds to the Company from such offering were approximately $51.9 million. At September 30, 1997, the Company had cash and cash equivalents of approximately $54.6 million and working capital of approximately $69.2 million. The Company's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and, prior to its initial public offering, had limited the availability of working capital.

Net cash used in operating activities for the 1997 Nine Month period was $8.6 million, primarily due to an increase in accounts receivable, prepaid expenses and other current assets, partially offset by an increase in accounts payable and accrued expenses, and also in deferred revenue.

Net cash used in investing activities was $13.3 million during the 1997 Nine Month Period of which $10 million was attributable to the Company's purchase of FDR's ESP software and the balance was attributable to the purchase of property and equipment consisting mainly of computer hardware and software and furniture and fixtures to support the Company's growing employee base.

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


The Company recorded bad debt expense of $1.3 million in the 1997 Nine Month Period as a result of indications that certain receivables relating primarily to consulting and installation services rendered by the Company may not be collected in full.

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

Form 10-Q/A                                                        Page 11 of 13


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