Form 10-K
period 1997-12-31
PEGASYSTEMS INC
filed 1998-04-15
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 1997

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

                                 (617) 374-9600
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $487.1 million (without admitting that any person whose shares are not included in determining such value is an affiliate).

     There were 28,545,100 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 20, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on May 6, 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III of this Form 10-K and portions of the Registrant's Annual Report to Stockholders for the Registrant's fiscal year ended December 31, 1997 (the "1997 Annual Report") are incorporated by reference into Part II and Part IV of this Form 10-K. With the exception of the portions of the 1998 Proxy Statement and the 1997 Annual Report expressly incorporated into this Form 10-K by reference, such documents shall not be deemed filed as part of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART 1

Item                                                                        Page
----                                                                        ----

   1  Business                                                                 3
   2  Properties                                                              16
   3  Legal Proceedings                                                       16
   4  Submission of Matters to a Vote of Security Holders                     16
      Executive Officers of the Registrant                                    17
      Certain Statements for Purposes of the "Safe Harbor" Provisions
       of the Private Securities Litigation Reform Act of 1995                18

                                     PART II

   5  Market for Registrant's Common Stock and Related                        24
       Stockholder Matters
   6  Selected Consolidated Financial Data                                    24
   7  Management's Discussion and Analysis of Financial                       24
       Condition and Results of Operations
   7A Quantitative and Qualitative Disclosure About Market Risk               24
   8  Financial Statements and Supplementary Data                             25
   9  Changes in and Disagreements with Accountants on                        25
       Accounting and Financial Disclosure

                                    PART III

  10  Directors and Executive Officers of the Registrant                      25
  11  Executive Compensation                                                  25
  12  Security Ownership of Certain Beneficial Owners and                     25
       Management
  13  Certain Relationships and Related Transactions                          25

                                     PART IV

  14  Exhibits, Financial Statement Schedules, and Reports on                 26
       Form 8-K

                                     PART I

Item 1 BUSINESS

     Pegasystems develops customer relationship management software to automate customer interactions across transaction-intensive enterprises. Many of the world's largest organizations in banking, mutual funds and securities, mortgage services, card services, insurance, healthcare management, and telecommunications use the Company's solutions to integrate, automate, standardize, and manage a broad array of mission-critical customer interactions, including account set-up, record retrieval, correspondence, disputes, investigations, adjustments, and sales. The Company's solutions can be used by thousands of concurrent users to manage customer interactions and to generate billions of dollars a day in resulting transactions. Work processes initiated by the Company's solutions are driven by a highly adaptable "rule base" defined by the user-organization for its specific needs. The rule base facilitates a high level of consistency in customer interactions in call centers, over the Internet, and other delivery channels, yet drives different processes depending on the customer profile or the nature of the request. The Company's open, multi-tiered, client/server solutions operate on a broad variety of platforms, including UNIX, Windows/NT, and IBM/MVS. The Company offers consulting, training, and support services to facilitate the use of its solutions.

Industry Background

     Intensifying competition is forcing businesses to reduce costs while focusing on customer relationship management as the most important means of differentiation. Many types of businesses are increasingly recognizing customer interactions as a critical opportunity to solidify and expand customer relationships. Due to the volume and precise nature of customer transactions, it is especially critical for organizations to implement cost-effective systems that manage customer interactions accurately and efficiently and capitalize on that interaction to cross sell and up sell additional products and services.

     Providing high-quality, cost-effective customer relationship management is complex. Organizations with global operations must be able to manage customer interactions in different languages, time zones, currencies, and regulatory environments. The challenge is magnified as the product offerings of an organization increase and when organizations are combined. Work processes occasioned by a single customer interaction often involve multiple departments within an organization, which may have different priorities and service standards, and may involve a variety of different computer systems. Customers may contact an organization through various means, including telephone, facsimile, the Internet, or in person. The organization must be able to respond in a timely, accurate, and consistent fashion or risk customer defection.

     Historically, in attempting to meet demand for new customer management software systems, organizations have faced a choice between building custom systems or purchasing third-party systems. Building custom systems or modifying third-party systems can be slow and costly and has often led to isolated, departmentalized solutions. Traditional third-party systems are often inflexible, requiring organizations to conform their work processes to the system, rather than vice versa. Neither custom nor third-party solutions have generally accommodated an organization's need to evolve or expand operations without significant programming effort. Moreover, neither has had the high-volume transaction processing or integration capabilities necessary to support the comprehensive customer interaction requirements of large organizations. Today, organizations need flexible, scalable customer relationship management solutions that can be implemented on an enterprise-wide basis to facilitate consistent, cost-effective customer relationship management.

The Pegasystems Solution

     The Company's solutions integrate, automate, standardize, and manage on an enterprise-wide basis a broad array of mission-critical customer interactions for organizations, including account set-up, record retrieval, correspondence, disputes, investigations, adjustments, and sales. Pegasystems' solutions provide an architecture that drives intelligent processing and seamlessly integrates an organization's geographically dispersed and product specific service operations and isolated computer systems. By bridging these "islands of automation" within large organizations, the Company's solutions increase the efficiency of sales and service representatives and enable organizations to address multiple customer needs during a single contact.

     The Company's customer service management solutions offer the following advantages:

     Flexibility and Consistency. The Company's solutions are based on rules defined by the user-organization which drive various types of processing depending on such factors as the content of the customer request, the profile of the customer, the organization's policies and procedures, and the authority or qualifications of the customer sales and service representatives. By modifying its rule base, an organization can evolve its processing to address the competitive requirements of its business without costly and time consuming reprogramming. Significantly, the rule base feature of the Company's systems permits an organization to establish consistent standards yet interact differently with different segments of its customer base and thereby "mass personalize" its services.

     Scalability and Robust Functionality. The scalability of the Company's multi-tiered client/server architecture allows an organization to add departments easily to new or existing servers without performance degradation. Organizations currently entrust the Company's systems with the storage and management of data relating to hundreds of millions of financial transactions. The Company's systems can be used by several thousand concurrent users to manage customer interactions and to process accurately and securely transactions involving billions of dollars a day that result from those interactions.

     Ease-of-Use. The Company's client software applications increase the effectiveness and productivity of customer sales and service representatives by providing them with a flexible graphical user interface and processing capabilities that leverage the power of client/server desktop computers or the Internet/intranet. The Company's solutions allow customer sales and service representatives to focus on delivering superior customer management, rather than on mastering the protocols and procedures of multiple applications.

     Integration Capabilities. The Company's open architecture permits its solutions to be integrated with a wide variety of other applications and technologies, including industry-standard relational database management systems, advanced telephony equipment, and diverse storage media (including magnetic, optical, tape, and microfilm). The Company's solutions also support the message formats of major financial transaction networks such as the SWIFT international funds network, the Federal Reserve's Fedwire system, and the VISA and MasterCard networks.

     Multi-Platform Server Support. The Company's solutions feature a common software code base which, in addition to facilitating maintenance and enhancement development efforts, simplifies the support of multiple platforms. The Company's solutions are designed to run on a broad range of computer operating systems including IBM's MVS/CICS and AIX/UNIX systems, Digital Equipment Corporation's VMS system, Microsoft's Windows/NT system, Sun Microsystems' Solaris UNIX system, and Hewlett-Packard Corporation's HP-UX UNIX system.

     Improved Efficiency of Customer Management. Pegasystems' solutions actually perform work, rather than simply track a customer management professional's tasks. Variable data elements (e.g., date, amount, customer, account) automatically route service requests and invoke system processes, depending on an organization's rule base. This feature allows customer sales and service representatives to focus on revenue enhancing opportunities, such as cross selling, and other matters requiring personal attention. During a customer interaction, the Company's solutions provide pertinent, consolidated information to guide the service representative. Savings are realized through reduced talk time, fewer manual processes, and less rework.

Business Strategy

     Pegasystems' objective is to become the leading provider of mission-critical client/server customer relationship management software to organizations performing a high volume of complex interactions with demanding customers. To achieve this objective, the Company is pursuing the following strategies:

     Leverage Strength in Financial Services Market. Pegasystems provides customer relationship management solutions to many of the largest financial services organizations in the world. The Company is seeking to expand its business with these organizations through sales efforts focused on marketing the Company's products and services to other business operations of these organizations. The Company is also leveraging its relationships and expertise with large financial services organizations to penetrate the medium-sized financial services market.

     Leverage Early Endorsement in Other Markets. In 1997, Pegasystems successfully penetrated and delivered its solutions to the insurance, telecommunications, healthcare management, and public utilities markets. Like the financial services industry, these markets have customer relationship management needs, and the Company's core technology is readily adaptable to these markets. During 1997, the Company hired personnel with expertise in these markets.

     Increase Sales and Support Efforts. Pegasystems intends to establish additional sales and support offices, increase significantly its domestic and international direct sales forces, and provide enhanced service to customers. In addition, the Company plans to develop further its relationships with technology partners and consulting firms to gain introduction into significant business opportunities.

         Develop Standard Product Templates. The Company commenced licensing standard product templates that give organizations an advanced starting point for configuring their work processes.

The Company intends to continue to develop and market standard product templates. The Company believes that these templates will facilitate more rapid implementation of the Company's solutions and will be a cost-effective way to address the needs of smaller organizations.

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

     Strategic Relationships. The Company has actively developed a partner strategy to increase market penetration at several levels. It has developed a formal PegaCSP (Pegasystems' Certified Solutions Provider) program to recruit Systems Integrators to allow and enable them to develop active Pegasystems practices. The Company is continuing with its strategy of leveraging dominant players in certain markets to sell and support its products. Financial transaction processors such as First Data Resources, for example, provide access to key customers and significant insight into the product requirements of the card market. The Company also continues to leverage relationships with technology companies to jointly bring best-of-breed solutions to market in a timely fashion.

     Maintain Technological Leadership Position. Pegasystems is continuing to develop and invest in its technology. Current development efforts include the development of tools to facilitate the use of its customer management system, the integration of the Company's products with additional databases, interoperability with Internet and intranet systems, and support of emerging technical and workflow standards.

Technology

     The Company's technology is designed to provide Technology Enabled Relationship Management (TERM) over a variety of delivery channels including call centers, branch offices, and the Internet. Pegasystems' solutions have the following key technological attributes:

     Information Management. Effective customer response requires up-to-date information about the customer relationship, regardless of how, why, when, or where the customer contacts the organization. Pegasystems' customer relationship management solutions organize core customer information to facilitate global access.

     Multi-tiered, Dynamic Distributed Processing. The Company's systems are designed to run in an advanced, highly scalable multi-tiered environment. In traditional three-tiered client/server environments, the user interface, the application code, and the data are segregated onto separate tiers. In the Pegasystems three-tiered client/server environment, the application code, the rule base, and selected data are replicated on both the central and satellite tiers so that processing may occur on either the central server or the distributed satellite servers to minimize network traffic and enhance performance. The rule base determines the optimal location for processing to occur based on the nature of the work required and the data involved. Rule base changes are replicated across the organization's central and satellite servers to facilitate consistent processing by all parts of the organization.

     Inherited Workflow. Pegasystems solutions maintain organizational consistency while providing the flexibility needed for mass personalization. The rule base of the Company's systems may be defined so that certain processes are standardized across an organization while others may be superseded or supplemented by "local" rules tailored to the specific requirements of groups within the organization.

     Platform Independence. Recognizing that organizations often use a variety of computer platforms, Pegasystems provides technology alternatives by supporting a range of mainframes, minicomputers, PC networks, and interface devices. While the Company offers an advanced 32-bit Windows-PegaREACH application for the desktop, the Company's server applications can also drive "dumb terminals," allowing organizations to preserve their investments in legacy networks.

     Internet and Intranet Access. Pegasystems' solution PegaREACH uses the Internet-based HTML (Hypertext Markup Language) to define display attributes for its graphical user interface, leveraging logic and presentation rules between PegaReach and Internet/intranet workflows. With PegaWEB, these workflows can be accessed over the Internet or intranet using standard web browsers with no change to core application rules. Pegasystems' rules dynamically create HTML forms, menus, and displays, thereby facilitating interaction with the Internet.

     Interfacing With Other Systems. Pegasystems' open architecture permits integration with a wide variety of other applications and networks, including relational databases, legacy systems accessed through IBM 3270 emulation, and messaging protocols. The Company offers a Universal Application Programming Interface (API) that allows an organization's custom software to be integrated with the Company's applications without the need to modify the Company's core application code. Pegasystems' PegaCONNECT components also support interfaces to IBM's MQSeries, CORBA, 3270-based mainframe applications, and major relational database systems. Pegasystems' solutions also integrate with other applications, accounting systems, and imaging products

     Storage Options. Data storage flexibility is important to the Company's customers, and the Company's software uses an innovative object-oriented approach that dynamically maps data according to the type of workflow. Versions of the Company's systems can store customer service request data in the Microsoft SQL Server, Oracle, Informix, and Sybase relational databases.

Functionality

     The Company's solutions employ a consistent architecture and support the following customer relationship management functions across call centers and other service delivery operations:

     Receiving. An organization's customer contact center receives requests by telephone, mail, facsimile, or personal contact. Customer service representatives and agents may enter details of incoming requests into PegaREACH, the Company's easy-to-use, 32-bit graphical user interface. Alternatively, electronic service requests are received from various networks or messaging interfaces such as MQSeries, the SWIFT network, the Internet, or the VISA/MasterCard network. The Company's systems also support direct electronic access by customers through PCs, Internet browsers, and voice response units. In all cases, the service request automatically initiates appropriate processing based on the rule base.

     Routing. As processing steps are completed, the Company's systems categorize and queue the request for appropriate automatic or manual processing. Productivity-based load leveling and dynamic prioritization ensure high performance and responsiveness. As work is processed, each customer representative's "work list" is automatically updated in real time. The systems monitor each customer request for conformance to the organization's timeliness standards, automatically increasing priority and generating warnings based on the service standards of the organization.

     Researching. The Company's systems determine when more information is needed and how to retrieve it from databases or other repositories. Pegasystems' rule-driven processing automatically extracts relevant data, directs it to the customer service representative or customer, links it to the work, and keeps it readily accessible. The Company's systems can access information from multiple data sources, whether maintained by the Company's systems or third-party systems.

     Responding. The Company's systems facilitate communications by an organization with its customers by combining user-defined templates and specific customer information to create personalized correspondence. When appropriate, service representatives may further refine message content before forwarding by mail, facsimile, or electronic transmission, and may attach images of statements, checks, and other data. Follow-up communications are automatically composed, customized, and sent. Sensitive correspondence can be queued for online review before release, and the systems create a permanent audit trail of customer communications.

     Resolving. Concluding a piece of work involves application of the organization's rules for resolving a request or stepping the customer service representative through the process when human judgment is required. Resolution also includes the creation of transactions, transmission to production systems, management of financial adjustments, posting of service charges, updating of general ledger accounts, and synchronization of multiple item requests. Pegasystems' solutions improve efficiency and reduce effort and errors.

     Reporting. Data automatically collected by a Pegasystem enables an organization to analyze service representative efficiency and determine needs for service representative training or changes to work processes. The systems produce reports, graphical output, and feeds to spreadsheets illustrating the volume and status of customer requests, the productivity of customer service representatives, and service levels with specific customers.

     The Company offers a number of different products with components and features designed to address particular business areas while sharing core technology and adaptable rule-driven processing. The Company intends to continue to develop and market standard packaged solutions targeted at traditional and new markets. The Company is moving toward product sets and brand identities associated with each market.

The Company offers industry specific solutions for:

Commercial Banking. The Company provides commercial banking solutions that automate payments research, money transfers, and other "cash management' service functions. These solutions improve the quality, accuracy, and efficiency of customer interactions, making it easy for commercial banking organizations to support their offerings a wide variety of services, including funds transfers, account reconciliation, lock-box services, controlled disbursement accounts, and account analysis.

Consumer Banking. The Company provides consumer banking solutions that automate customer sales and service initiatives across diverse delivery channels, such as Internet self-service, call centers, and branch networks. Targeted functions within consumer banking include customer-contact adjustments, sales-campaign management, and correspondence.

Securities and Mutual Funds. The Company services the mutual funds industry through an agreement with First Data Investor Services Group, Inc. (FDI), a subsidiary of First Data Corporation. The integrated product--marketed by FDI under the name IMPRESS Plus--offers mutual fund institutions a comprehensive service solution.

Card Processing. The Company's products are offered to the card processing market through a relicensing agreement with First Data Resources (FDR)--the largest card processor in the world. A jointly developed solution combines Pegasystems' workflow and service delivery technology with First Data's servicing functionality and on-line interfaces. It gives clients a flexible, user-friendly solution that can be quickly and easily adapted to meet evolving business needs without costly programming.

Insurance. The Company's insurance solutions integrate disparate back-end systems to ensure that when calls, letters, or faxes reach representatives, they have easy access to all the information they need to handle policyholder requests. The Company's solutions position insurance organizations to provide highly personalized customer service and increase profitability through cross-selling.

Healthcare. The Company's healthcare solutions enable healthcare organizations to more efficiently coordinate care. This allows health maintenance organizations, healthcare providers, pharmacists, laboratory clinicians, and health insurers to access integrated patient information over a network of previously disconnected systems. Personalized data presentation provides meaningful views of a patient's history, giving users easy access to just the information they need to quickly respond to requests including referrals, benefits verification, and claim status.

Telecommunications. The Company's flexible rule-base solutions can be configured to automate a telecommunications service provider's interactions with its customers and other providers. The Company provides workflow management solutions which integrate disparate information systems--a capability of importance to telecommunications providers facing competition due to deregulation.

Utilities. The Company offers solutions that unite departmental or organizational `islands of information' that may have evolved over years of internal systems development. They retrieve customer information from numerous legacy systems, identify cross-selling opportunities personalized to the individual needs of each customer, and provide convenient service alternatives. These solutions optimize customer service representative talk time and ensure consistently high-quality service. They can also be adapted for a wide variety of plant monitoring, management, and maintenance functions and can be configured to track and document authorizations, and to enforce adherence to regulated response times.

Product Pricing

     The Company's systems are licensed to organizations under agreements requiring the payment of fees, typically in monthly installments, over the term of the agreement. The amount of the license fee is based on various factors, including the number of concurrent users, the functionality of the system, the number of servers on which the product is installed, and the scope of business usage. Typical recent individual system licenses have provided for the payment of monthly fees of between $10,000 and $100,000 for an initial implementation. Some organizations receive discounts for licensing multiple systems. The monthly license payments generally begin once a system is installed and its capabilities are accepted. The term of such licenses is typically five years, subject to automatic renewal at the organization's option.

Services

     Consulting Services. The Company supports its customers' reengineering efforts during and after system installation with the PegaSTAR (the Pegasystems Structured Technique for Analysis and Reengineering) installation methodology. The Company encourages team building and transfer of knowledge from its consultants to an organization's staff through an interactive co-production methodology. Pegasystems and its customers work together to design, document and tailor the system's rule base to the customer's organization. Pegasystems' goal is to empower its customers' staffs with the knowledge and confidence to operate, refine, and evolve their systems. The Company's new PegaCSP program provides customers with the option of using third-party Systems Integrators' analytical, technical, and managerial expertise to assist in Pegasystems' implementation projects. Pegasystems Client Services Group, which as of December 31, 1997 was comprised of approximately 125 people located in the Company's twelve offices, provides consulting, training, and customer support.

     Training. The Company offers training programs for its customers' operations staff and "Workflow Architects," who are responsible for evolving the rules that drive the various processes related to customer interactions. Pegasystems also organizes an annual PegaVISION Customer Conference and periodic Advisory Board meetings, which enable its clients to exchange ideas, learn about product directions, and influence Pegasystems' development process. Pegasystems has training centers in Cambridge, MA; San Francisco, CA; and Reading, U.K.

     Maintenance and Support. Pegasystems provides comprehensive maintenance and support services, which may include 24 hours a day, 7 days a week customer service, periodic preventative maintenance, documentation updates, and new software releases.

     Organizations that license the Company's systems may enter into a maintenance contract providing for the payment to the Company of a monthly maintenance fee over the term of the related license agreement generally equal to approximately 18% of the monthly license fee. Organizations seeking consulting and support services are generally charged an incremental fee ranging between $70 and $220 per hour.

Customers

     Pegasystems provides robust and scalable customer service management solutions that can support thousands of concurrent users based in multiple countries, speaking different languages, and working with different currencies. A representative list of the Company's major customers and the uses to which they apply the Company's products is shown below:

     Banco Popular de Puerto Rico -- Retail service center automation, check research, and consumer loan inquiry and service.

     Bank of America -- Retail/check customer service and research, automation of branch support centers. Institutional funds transfer and foreign exchange customer service for U.S. and European operations. Credit and debit card correspondence, and dispute and chargeback service processing.

     Bank of Ireland -- Retail/check clearings and research, automation of branch support centers, and exception/credit item review and verification.

     Banque Nationale de Paris -- Institutional funds transfer service, research, and archive.

     Barclays Bank PLC -- Institutional funds transfer and foreign exchange customer service for international operations. Merchant credit card service including telephony center, correspondence, and dispute and chargeback processing.

     Cedel Bank -- Global custody and securities movement customer service.

     Central Vermont Public Services Corp. -- Customer service management, providing call center representatives with access to consolidated customer information.

     Citibank -- Global funds transfer and foreign exchange customer service. Check-related customer service and research. Domestic MasterCard and Visa service including image integration, correspondence, and dispute and chargeback processing.

     Colonial Group -- Mutual fund customer service supporting telephony center and correspondence.

     Federal Reserve Banks of Boston and San Francisco -- Check processing customer service, suspense ledger management, research, adjustment, and archive.

     Fidelity Investments -- Mutual fund customer service supporting telephony center and correspondence.

     First Chicago NBD -- Retail/check customer service and research. Wholesale banking, funds transfer, check, corporate lockbox, and interbank compensation service for global operations.

     Franklin Templeton Group -- Mutual fund customer service supporting telephony center, correspondence, and research.

     Homeside Lending -- Escrow analysis and payment processing.

     Household Credit Services -- Credit card service including telephony center, correspondence, dispute, and chargeback processing. Private label customer service for major retailers.

     Kaiser Permanente -- Automating healthcare member, patient, provider, and payer interactions.

     Marine Midland Bank -- Institutional funds transfer customer service.

     Mellon Bank Corporation -- Retail/check customer service, research, and archive. Wholesale, institutional, cash management, and corporate lockbox customer service.

     Sears -- Customer service and authorizations at the Regional Credit Card Operations Centers of Sears Credit, the consumer credit division of Sears, Roebuck, and Co.

     Trans Union Corporation -- Credit bureau data-management customer service for institutional customers and real estate property appraisal processing.

     In 1995, Chemical Bank accounted for 12.6% of the Company's consolidated revenue and Citibank and Household Credit Services accounted for 16.2% and 14.9%, respectively, of the Company's consolidated revenue. In 1996, Bank of America, Chase Manhattan Bank, and Fleet Bank accounted for 14.5%, 11.4% and 10.5%, respectively, of the Company's consolidated revenue. In 1997, Kaiser Permanente and First Data Resources Corporation accounted for 13.7% and 10.0%, respectively, of the Company's consolidated revenue.

Sales and Marketing

     The Company markets its software and services primarily through a direct sales force. As of December 31, 1997, the Company's sales force consisted of approximately 40 salespersons in the Company's domestic and foreign offices. The Company intends to continue to increase substantially the size of its sales force. In addition, the Company is seeking to enhance the productivity of its direct sales force by hiring additional support personnel to assist with the sales, marketing, and technical requirements of the Company's complex and lengthy sales cycle. To achieve significant revenue growth in the future, it will be necessary for the Company both to increase the size and to enhance the productivity of its direct sales force. Competition for qualified sales personnel is intense and there can be no assurance that the Company will be able to attract such personnel. If the Company is unable to hire additional qualified sales personnel on a timely basis, the Company's business, operating results, and financial condition could be materially and adversely affected.

     Pegasystems entered into a strategic relationship with First Data Corporation which includes an agreement with First Data Resources (FDR) that gives FDR -- the largest card processor in the world -- world wide rights to use and re-license Pegasystems' solutions in the card issuing market. The Company has evolved its indirect distribution channel by entering into an agreement with First Data Investor Services Group, Inc., under which the Company's PegaSHARES product is distributed by First Data. In addition, the Company has established joint marketing relationships with Sun Microsystems, Hewlett-Packard Company, Oracle Corporation, Informix, and Sybase. Recently, the Company entered into a joint marketing agreement with Management Data, which develops solutions for reconciliation and exception management for financial transactions. In the future, the Company may also market and sell its products through value added resellers (VARs) and Systems Integrators. There can be no assurance, however, that the Company will be able to attract and retain VARs, Systems Integrators, and other third parties that will be able to market and sell the Company's products effectively.

     To support its sales force, the Company conducts marketing programs which include trade shows, public relations, and seminars. Sales leads are also generated by the Company's consulting staff, partners, and other third parties.

     In 1995, 1996, and 1997, international sales represented 10.5%, 17.7%, and 16.5%, respectively, of the Company's total revenue. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Results of Operations" incorporated herein by reference from the 1997 Annual Report. See Note 11 of Notes to Consolidated Financial Statements contained in the 1997 Annual Report.

Product Development

     Since its inception, the Company has made substantial investments in product development. The Company believes that its future performance depends on its ability to maintain and enhance its current products and develop new products. The Company's product development priorities include (1) creating tools to enable organizations to configure more easily their customer service management systems; (2) integrating the Company's products with the Internet for customer self-service and with intranet systems for departmental service; and
(3) developing standard Application Programming Interfaces that allow other client workstation and server applications to interoperate with the Company's systems.

     In 1995, 1996, and 1997 the Company's research and development expenses were approximately $7.1 million, $8.2 million, and $15.1 million, respectively.

Competition

     The customer service management software market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition primarily from internal information systems departments of potential or current customers that develop custom software. The Company also competes with: (1) software companies that target the customer interaction or workflow markets such as Remedy Corporation, Scopus Technology, Inc., Siebel Systems, and The Vantive Corporation; (2) companies that target specific service areas such as DST Systems Inc.; and (3) professional services organizations such as Andersen Consulting that develop custom software in conjunction with rendering consulting services. In addition, the Company expects additional competition from other established and emerging companies, including Oracle Corporation and SAP AG, as the market continues to develop and expand. Increased competition may result in price reductions, less beneficial contract terms, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results, and financial condition.

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

     Many of the Company's competitors have greater resources than the Company, and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or to changes in customer requirements or preferences. Many of the Company's competitors can devote greater managerial or financial resources than the Company can to develop, promote and distribute customer service management software products and provide related consulting, training, and support services. There can be no assurance that the Company's current or future competitors will not develop products or services which may be superior in one or more respects to the Company's or which may gain greater market acceptance. Some of the Company's competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with the Company. It is likely that new competitors will emerge and rapidly acquire market share. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results, and financial condition.


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

     The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results, and financial condition.

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

Employees

     As of December 31, 1997, the Company had approximately 400 employees, of whom approximately 325 were based in the United States, 65 were based in Europe, and 10 were based in Asia Pacific. Of the total, approximately 100 perform research and development, 160 perform consulting and customer support, 100 were in sales and marketing, and 40 were in administration and finance. The Company's future performance depends in significant part upon the continued service of its key technical, sales and marketing, and senior management personnel and its continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Backlog of License and Maintenance

     As of December 31, 1997, the Company had software license and maintenance agreements with customers expected to result in approximately $26 million of revenue in 1998. As of December 31, 1996, the Company had software license and maintenance agreements with customers expected to result in approximately $8.0 million of revenue in 1997.

Item 2 PROPERTIES

     Pegasystems' principal administrative, sales, marketing, support, and research and development operations are located in a 50,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in March 1999, subject to the Company's option to extend the term for up to eight additional years. The Company also leases space for its other offices in the United States, Australia, France, and the United Kingdom. These leases expire at various dates through 2005. The Company believes that additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3 LEGAL PROCEEDINGS

Actions Arising under Federal Securities Laws

     In November 1997 and in early January 1998, two separate complaints purporting to be class actions were filed with the United States District Court for the District of Massachusetts alleging that the Company and several of its officers violated section 10(b) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 promulgated by the Commission thereunder, and section 20(a) of the Securities Exchange Act of 1934, as amended. The two actions were consolidated by order of the Court and with the parties' consent, and a Consolidated Complaint in the case captioned Joseph Chalverus, et al. v. Pegasystems, Inc., et al. was filed in late-March, 1998. The complaint names the Company itself and Alan Trefler, Ira Vishner, and Kenneth W. Olson, three officers of the Company, as defendants.

     The Consolidated Complaint alleges that certain of the defendants made materially false and misleading statements concerning the Pegasystems-First Data Resources transaction in the Company's filings with the Commission, analysts' reports, press releases, media reports, and in connection with the Company's financial results for the quarter ended June 30, 1997. The Consolidated Complaint also alleges that one of the defendants sold shares of the Company stock during the period between the date the transaction was first publicly announced and the date the Company announced that it and its former certifying auditor disagreed on the accounting treatment of the transaction. The Consolidated Complaint seeks certification of a class of persons who purchased Pegasystems' Common Stock between July 2, 1997 through October 29, 1997, and does not specify the amount of damages sought.

     The defendants have not filed any answers, motions to dismiss or other responsive pleadings in this litigation, but anticipate filing a motion to dismiss in the near future. The Company intends to defend this matter vigorously.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1997 there were no matters submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the Company's executive officers and certain information about them are set forth below as of December 31, 1997:


Name                                               Age         Position(s) and Office(s) Held
----                                               ---         ------------------------------
Alan Trefler ................................       41         President, Clerk and Director
Eugene A. Bonte .............................       47         Vice President of Market Strategy and
                                                               Delivery
Joseph J. Friscia ...........................       42         Vice President of Sales and Marketing
Kenneth W. Olson ............................       47         Vice President of Technical Development
Michael R. Pyle .............................       43         Vice President of Applications
                                                               Development
Ira Vishner .................................       44         Vice President, Corporate Services,
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

     Joseph J. Friscia joined the Company in 1984 to establish its New York office. Mr. Fiscia has served as Vice President of Sales and Marketing since 1987 and has recently undertaken responsibility for delivery of consulting and installation services. Prior to joining the Company, he worked as a money transfer operations manager with Bankers Trust Company and J. Henry Schroder Bank and Trust Company. Mr. Friscia holds a B.A. from Long Island University and an M.B.A. from Adelphi University.

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

     Ira Vishner, a founder of the Company, has served as Vice President of Corporate Services, Treasurer, and Chief Financial Officer of the Company since 1983 and has been a director since 1994. Prior to 1983, he worked in the executive offices of TMI Systems Corporation where he was responsible for corporate planning, financial analysis, and product marketing. Mr. Vishner holds an S.B. in Mathematics from the Massachusetts Institute of Technology.


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

     Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "should," and similar words and expressions are intended to identify the forward-looking statements contained in this Form 10-K Report. These statements are based on estimates, projections, beliefs, and assumptions of the Company and its management and are not guarantees of future performance.

Potential Fluctuations in Quarterly Results; Seasonality

     The Company's revenue and operating results have varied considerably in the past, and are likely to vary considerably in the future. Such fluctuations may be particularly pronounced because a significant portion of the Company's revenue in any quarter is attributable to product acceptances or license renewals by a relatively small number of customers, and reflecting the Company's policy of recognizing license fee revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed license payments due during the initial license term or renewal period, as the case may be. Product acceptance is generally preceded by an implementation period, typically ranging from one to six months but in some cases significantly longer, and by a lengthy sales cycle. The Company's sales cycle is subject to a number of significant risks over which the Company has little or no control, including customers' budgeting constraints and internal authorization reviews. Product implementation may be delayed for a variety of reasons including unforeseen technical problems and changes dictated by the customer in the scope or schedule of the implementation. Other factors contributing to fluctuations in the Company's revenue and operating results include changes in the level of operating expenses, demand for the Company's products and services, the introduction of new products and product enhancements by the Company and its competitors, competitive conditions in the industry, and general economic conditions. The Company budgets its product development and other expenses anticipating future revenue. If revenue falls below expectations, the Company's business, operating results, and financial condition are likely to be materially and adversely affected because only a small portion of the Company's expenses vary with its revenue. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon to predict future performance. There can be no assurance that the Company will be able to maintain profitability on an annual or quarterly basis.

     The Company's business has experienced and may continue to experience significant seasonality. In recent years the Company has recognized a greater percentage of its revenue in its third and fourth quarters than in the first and second quarters due to the Company's sales commission structure and the impact of that structure on the timing of product acceptances and license renewals by customers. This pattern has been reinforced by the Company's maintenance contracts, some of which entitle customers to, among other things, a fixed number of hours of service per calendar year. Once the annual allotment of service hours is exhausted, customers pay for additional services on an hourly basis, typically resulting in higher services revenue in the Company's second, third, and fourth quarters.

     Due to the foregoing factors, it is possible that in some future quarters the Company's operating results will fall below the expectations of the Company, market analysts, and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

Dependence on New Products; Rapid Technological Change; Product Development and Implementation Risks

     The market for customer relationship management software and related consulting and training services is subject to rapid technological change, changing customer needs and preferences, frequent new product introductions, and evolving programming languages and industry standards that may render existing products and services obsolete. The Company's position in its current market or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate, and the Company's growth and future performance will depend in part upon its ability to enhance existing products, and to develop and introduce new products that keep pace with technological advancements, meet changing customer requirements, respond to competitive products, and achieve market acceptance. The Company's product development efforts require, and are expected to continue to require, substantial investments by the Company for research, refinement, and testing, and there can be no assurance that the Company will have the resources sufficient to make such investments. The Company has in the past experienced developmental delays, and there can be no assurance that the Company will not experience difficulties which would delay or prevent the successful development, introduction or implementation of new or enhanced products. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance, or that the Company's current or future products will conform to changing industry requirements. If the Company is unable for technological or other reasons to develop, introduce or implement new or enhanced products in a timely and effective manner, the Company's business, operating results, and financial condition could be materially and adversely affected.

     Products as complex as the Company's may contain errors that may be detected at any point in the products' life cycles. In the past, the Company has discovered certain errors in its products and has experienced shipping delays while such errors were corrected. Such errors have also required the Company to ship corrected products to existing customers. There can be no assurance that errors will not be found in the future resulting in the loss of, or delay in, market acceptance and/or sales and revenue, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, operating results, and financial condition.

Computing Platform Shift; Compatibility with Third-Party Relational Databases

     The Company commenced efforts in 1992 to evolve versions of its products to use the C++ programming language and run on a variety of open platforms. In December 1995, for the first time one of the new C++ versions of the Company's products was used in production by a customer of the Company. The Company has since shipped new C++ versions of its products for use on RS 6000/AIX, Digital OpenVMS, Sun Solaris, Hewlett-Packard, and Windows/NT platforms. The Company is actively working with customers to bring additional installations of these products into production. There can be no assurance that the new versions of the Company's products will meet the requirements of the marketplace and achieve market acceptance, or that organizations will not migrate to other computing platforms not supported by the Company. Moreover, there can be no assurance that, notwithstanding the benefits of the new versions of the Company's products, some of the Company's existing customers may choose not to migrate to UNIX and Windows/NT systems. In such event, the Company may be required to support both the old and new versions of its products, which could have a material adverse effect on its business, operating results, and financial condition.

     The Company believes that the compatibility of customer relationship management software systems with popular relational databases is an important factor in the purchase decision of many organizations. Consequently, the Company recently developed and shipped versions of its software capable of storing work items in Oracle, Informix, Sybase, and Microsoft SQL Server relational databases. However, the Company's existing and potential customers may demand that the Company's systems be compatible with other relational databases and there can be no assurance that the Company will not experience difficulties which would delay or prevent the successful development or introduction of these additional capabilities. Any such difficulty could have a material and adverse effect on the Company's business, operating results, and financial condition.

Dependence on the Financial Services Market; Industry Consolidation

     The Company has derived a significant portion of its revenue to date from customers in the financial services market, and the Company's future growth depends, in part, upon increased sales to this market. The financial condition of the Company's customers and their willingness to pay for the Company's products and services are affected by competitive pressures, decreasing operating margins within the industry, currency fluctuations, active geographic expansion, and deregulation. The Company believes that its customers' purchasing patterns are somewhat discretionary. As a result, demand for the Company's products and services could be affected by the condition of the markets the Company serves or a deterioration in economic or market conditions generally.

     The financial services market is undergoing intense domestic and international consolidation. In recent years, several customers of the Company have been merged or consolidated out of independent existence, and there is no assurance that the Company will not experience declines in revenue occasioned, in whole or in part, by future mergers or consolidations. Any decline in the demand for the Company's products would have a material, adverse effect on the Company's business, operating results, and financial condition.

Uncertainty of Growth into other Markets

     As part of its growth strategy the Company believes that it is critical to continue selling its products to markets other than financial services, such as insurance, telecommunications, healthcare, public utilities, and retail. The Company believes that in connection with such efforts it will be necessary for the Company to continue to hire additional personnel with expertise in these other markets. There can be no assurance that the Company will continue to be successful in selling its products to these other markets or in continuing to attract and retain personnel with the necessary industry expertise. The inability of the Company to succeed in its penetration of these other markets could have a material adverse effect on its business, operating results, and financial condition.

Risks of Customer License Non-Renewal

     Revenue attributable to license renewals has historically accounted for a significant portion of the Company's total revenue. While historically a substantial number have been renewed, there can be no assurance that a substantial majority of the Company's customers will continue to renew expiring licenses, and any such non-renewal would require the Company to obtain revenue from other sources in order to achieve its revenue targets. A decrease in the Company's license renewal rate without offsetting revenue from other sources would have a material adverse effect on the Company's business, results of operations, and financial condition.

Dependence on Key Personnel

     The Company's future success depends to a significant extent on Mr. Trefler, its other executive officers, and certain technical, managerial, consulting, and sales and marketing personnel The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's business, operating results, and financial condition. None of the Company's executive officers has entered into an employment contract with the Company, although each is subject to a non-disclosure and non-competition agreement with the Company. The Company does not have, and is not contemplating securing, any significant amount of key-man life insurance on any of its executive officers or other key employees. The Company believes that its future success also will depend significantly upon its ability to attract, motivate, and retain additional highly skilled technical, managerial, consulting, and sales and marketing personnel. In particular, delays in hiring and training qualified sales personnel would adversely affect the Company's operating results due to the substantial time period between the identification of new customers and the successful implementation and acceptance of the Company's products by those customers. Because developing, selling, and maintaining the Company's products requires extensive knowledge of computer hardware and operating systems, programming languages, and application software, the number of qualified potential employees is limited. Moreover, competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to grow and operate profitably.

Intense Competition

         The market for customer relationship management software and related consulting and training services is relatively new, intensely competitive and highly fragmented. The Company encounters significant competition from internal information systems departments of potential or existing customers that develop custom software. The Company also competes with companies that target the customer interaction or workflow markets, and professional services organizations that develop custom software in conjunction with rendering consulting services. Such competitors vary in size and in the scope and breadth of products and services offered. The Company anticipates increased competition for market share and pressure to reduce prices and make sales concessions, which could materially and adversely affect the Company's business, operating results, and financial condition.

     Many of the Company's competitors have greater resources than the Company, and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or to changes in customer requirements or preferences. Many of the Company's competitors can devote greater managerial or financial resources than the Company can to develop, promote, and distribute customer service management software products and provide related consulting and training services. There can be no assurance that the Company's current or future competitors will not develop products or services which may be superior in one or more respects to the Company's or which may gain greater market acceptance. Some of the Company's competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with the Company. It is likely that new competitors will emerge and rapidly acquire market share. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results, and financial condition.

Management of Growth

     The growth in the size, geographic scope and complexity of the Company's business and the expansion of its product offerings and customer base have placed, and are expected to continue to place, a significant strain on the Company's management, operations, and capital needs. The Company's continued growth, if any, will require it to hire, train, and retain many employees both in the United States and abroad, particularly additional sales and financial personnel, and will also require the Company to enhance its financial and managerial controls and reporting systems. There is no assurance that the Company can manage its growth effectively or that the Company will be able to attract and retain the necessary personnel to meet its business challenges. If the Company is unable to manage its growth effectively, the Company's business, operating results, and financial condition could be materially and adversely affected.

Risks Associated with International Operations; Currency and Other Risks

         Sales to customers headquartered outside of the United States represented approximately 17.7% and 16.5% of the Company's total revenue in 1996 and 1997, respectively. The Company, in part through its wholly-owned subsidiary based in the United Kingdom, markets products and renders consulting and training services to customers based in Canada, the United Kingdom, France, Switzerland, Ireland, Luxembourg, Mexico, and Sweden and is in negotiations with potential customers based in other foreign countries. The Company established additional offices in continental Europe and the Pacific Rim. The Company believes that its continued growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. The Company anticipates hiring additional personnel to accommodate international growth, and the

Company may also enter into agreements with local distributors, representatives, or resellers. If the Company is unable to do one or more of these things in a timely manner, the Company's growth, if any, in its foreign operations will be restricted, and the Company's business, operating results, and financial condition could be materially and adversely affected.

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

     Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, increased tariffs and other trade barriers, the costs of localizing products for local markets and complying with local business customs, longer accounts receivable patterns and difficulties in collecting foreign accounts receivable, difficulties in enforcing contractual and intellectual property rights, heightened risks of political and economic instability, the possibility of nationalization or expropriation of industries or properties, difficulties in managing international operations, potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of "double taxation"), enhanced accounting and internal control expenses, and the burden of complying with a wide variety of foreign laws. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's foreign operations, and, consequentially, the Company's business, operating results, and financial condition.

Impact of Year 2000 Issue

     The "Year 2000 Issue" refers to the problems associated with computer programs having been written using two digits rather than four to define the applicable year. The Company has performed an assessment of the software it uses internally and the software it licenses to customers and such assessment has not revealed any major outstanding problems in this regard. There can be no assurance that such problems will not develop or be revealed in the future which could materially and adversely affect the Company's business, operating results, and financial condition.

Reliance on Certain Relationships

     The Company has a number of third party relationships that are significant to its sales, marketing and support activities and product development efforts. The Company relies upon relational database management systems applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the Company's direct sales force, and strengthen its product offerings through the use of industry-standard tools and utilities. The Company has also recently begun establishing relationships with third parties that will distribute the Company's products. In particular, the Company's relationship with First Data Corporation is central to its distribution of products to several markets. The Company's strategy in entering into these relationships is to keep pace with the technological and marketing developments of major software vendors, to acquire technical assistance for the Company's product development efforts, and to leverage the Company's sales and marketing capabilities. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the

Company, will not develop or market software products which compete with the Company's products in the future or will not otherwise discontinue their relationships with or support of the Company. The failure of the Company to maintain its existing relationships, or to establish new relationships in the future, because of a divergence of interests, acquisition of one or more of these third parties, or for any other reason, could have a material adverse effect on the Company's business, results of operations, and financial condition.

                                    PART II

Item 5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by this item may be found in the section entitled "Stock Price History and Related Stockholder Matters," in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Initial Public Offering Proceeds

     The Company completed an initial public offering of 3.4 million shares of its common stock on July 24, 1996 at a price to the public of $12.00 per share, pursuant to a registration statement on Form S-1 (SEC File No 3313-3807) declared effective by the Securities and Exchange Commission on July 18, 1996. The managing underwriters for the offering were Goldman Sachs & Co., Cowen and Company, and Montgomery Securities. Of the 3.4 million shares of common stock sold in the offering, 2.7 million were sold by the Company and 0.7 million were sold by stockholders of the Company, resulting in net proceeds to the Company and selling stockholders of $29.4 million and $7.8 million, respectively. None of the expenses incurred by the Company in connection with the offering (which expenses including the underwriting discount totaled approximately $3.5 million) were paid, directly or indirectly, to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. The proceeds have been used to fund the Company's working capital and asset purchase requirements as shown in the Company's Consolidated Statement of Cash Flows for 1996 and 1997 contained in the 1997 Annual Report to Stockholders.

Item 6  FIVE YEAR COMPARISON OF SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item may be found in the section entitled "Five Year Comparison of Selected Consolidated Financial Data," in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable

     The information required by this item may be found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and supplementary data appear in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference. Financial statement schedules are set forth in Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this Form 10-K and are filed herewith.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to the Company's report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on November 6, 1997 (as amended by the Company's report on Form 8-K/A filed with the Commission on November 18, 1997) and to the Company's report on Form 8-K filed with the Commission on December 16, 1997.

                                    PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Directors of the Company is set forth in the section entitled "Election of Directors" in the 1998 Proxy Statement, which section is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I, immediately following
Item 4, of this Report under the caption "Executive Officers of the Registrant." Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement, which section is incorporated herein by reference.

Item 11 EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth in the sections entitled "Director Compensation," "Executive Compensation," "Option Grants," "Aggregated Option Exercises and Year-End Option Table," and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement, which sections are incorporated herein by reference.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of equity securities of the Company by certain beneficial owners and management is set forth in the section entitled "Principal and Management Stockholders" in the 1998 Proxy Statement, which section is incorporated herein by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth in the section entitled "Certain Transactions" in the 1998 Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     The following consolidated financial statements required by Item 8 of this Form 10-K are incorporated by reference from the 1997 Annual Report.

                                                                Location in 1997
     Item                                                         Annual Report
     ----                                                         --------------
        Consolidated Balance Sheets at
        December 31, 1996 and 1997                                  Page 23

        Consolidated Statements of Income for the years ended
         December 31, 1995, 1996, and 1997                          Page 24

        Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 1995, 1996, and 1997              Page 25

        Consolidated Statements of Cash Flows for the
         years ended December 31, 1995, 1996, and 1997              Page 26

        Notes to Consolidated Financial Statements                  Page 27 - 36

        Reports of Independent Public Accountants                   Page 37 - 38


     (2) Financial Statement Schedules

     The following financial statement schedule as of December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996, and 1997 is required to be filed by Item 8 of this Form 10-K, and is filed herewith as noted below. The financial statement schedule should be read in conjunction with the consolidated financial statements of the Company.

     Schedule II - Valuation and Qualifying Accounts                Page 30

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

(b)  Reports on Form 8-K

     On November 6, 1997, the Company filed a report on Form 8-K with the Commission (which was amended by a report on Form 8-K/A filed by the Company on November 18, 1997) in connection with the termination of the relationship with the Company's independent public accountants. On December 16, 1997, the Company filed a report on Form 8-K with the Commission in connection with its appointment of the successor independent public accountants.

                                   SIGNATURES

     Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEGASYSTEMS INC.

Date: April 15, 1998

                                     /s/ Ira Vishner
                                 By: -------------------------------------------
                                     Ira Vishner, Vice President, Corporate
                                     Services, Treasurer, Chief Financial
                                     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on April 14, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Alan Trefler
----------------------------
Alan Trefler                     President, Clerk and Director (principal
                                 executive officer)

/s/ Ira Vishner
----------------------------
Ira Vishner                      Vice President, Corporate Services, Treasurer,
                                 Chief Financial Officer and Director (principal
                                 financial and accounting officer)


/s/ Edward A. Maybury
----------------------------
Edward A. Maybury                Director


/s/ Edward B. Roberts
----------------------------
Edward B. Roberts                Director


/s/ Leonard A. Schlesinger
----------------------------
Leonard A. Schlesinger           Director


/s/ Thomas E. Swithenbank
----------------------------
Thomas E. Swithenbank            Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To Pegasystems Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated statements of Pegasystems Inc. and have issued our report thereon dated April 2, 1998. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Boston, Massachusetts
April 2, 1998

                                               Arthur Andersen LLP

                                                                     SCHEDULE II

                        PEGASYSTEMS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                       Three Years Ended December 31, 1997


                                             Balance         Additions
                                               at            charged to       Charged                             Balance
                                            beginning        costs and        to other         Deductions         at end
Description                                 of period         expenses        account             (c)            of period
----------------------------------------   -------------    -------------   -------------    ---------------    -----------
Allowance for doubtful accounts:
   Year ended December 31, 1995              $     --        $  793,310       $     --          $359,423        $  433,887
   Year ended December 31, 1996               433,887           300,000        204,685(a)             --           938,572
   Year ended December 31, 1997               938,572         1,938,148        284,781(b)        961,720         2,199,781


(a) Amount reclassified from liabilities during the year.
(b) Amount relates to service revenue reversed, which was previously charged against the allowance for doubtful accounts.
(c) Deductions are related to accounts receivable write-offs.

                                PEGASYSTEMS INC.
                                  Exhibit Index

Exhibit No.   Description

3.3.*         Restated Articles of Organization of the Registrant.
3.4.*         Restated By-Laws of the Registrant.
4.1.*         Specimen certificate representing the Common Stock.
10.1.*        Amended and Restated 1994 Long-Term Incentive Plan.
10.2.*        1996 Non-Employee Director Stock Option Plan.
10.3.*        1996 Employee Stock Purchase Plan.
10.4.*        Loan Agreement dated as of December 16, 1993 between the Registrant and Fleet
                Bank of Massachusetts, N.A.
10.5.*        Loan Modification Agreement dated as of May 5, 1995 between the Registrant and
                Fleet Bank of Massachusetts, N.A.
10.6.*          Second Loan Modification Agreement dated May 15, 1996
                between the Registrant and Fleet National Bank (successor by merger to Fleet Bank of Massachusetts, N.A.).
10.11.*       Promissory Note dated May 15, 1996 in the amount of $5,000,000 made by the
                Registrant to the order of Fleet National Bank.
10.13.*       Lease Agreement dated February 26, 1993 between the Registrant and Riverside
                Office Park Joint Venture.
10.14.*       Amendment Number 1 to Lease Agreement dated August 7, 1994 between the
                Registrant and Riverside Office Park Joint Venture.
10.15.        Warrant agreement dated June 27, 1997 by and between the Registrant and First Data
               Resources Inc.
13.1.         Portions of the 1997 Annual Report to Stockholders incorporated by reference into this Report.
16.1.+        Letter of Ernst & Young LLP dated November 18,1997 to the Securities and Exchange Commission.
21.1.*        Subsidiaries of the Registrant.
23.1.         Consent of Arthur Andersen LLP.
23.2.         Consent of Ernst & Young LLP.
27.1.         Financial Data Schedule-1997.
27.2.         Financial Data Schedule-1996.

--------------

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference to the same exhibit number.

+ Filed as an exhibit to the Registrant's report on Form 8-K/A filed with the Securities and Exchange Commission on November 18, 1997 and incorporated herein by reference.