Form 10-Q
period 1998-03-31
PEGASYSTEMS INC
filed 1998-05-15
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                  For the transition period from        to
                                                 ------    ------

                         Commission File Number: 1-11859

                                PEGASYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

        Massachusetts                                    04-2787865
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

          101 Main Street
           Cambridge, MA                                 02142-1590
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


There were 28,551,600 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 31, 1998.

                         PEGASYSTEMS INC. AND SUBSIDIARY
                               Index to Form 10-Q


 Part I - Financial Information

                                                                       Page
 Item 1.  Financial Statements                                         ----

           Consolidated Balance Sheets at December 31, 1997               3
              and March 31, 1998

           Consolidated Statements of Income for the three                4
              months ended: March 31, 1997 and 1998

           Consolidated Statements of Cash Flows for the three            5
              months ended: March 31, 1997 and 1998

           Notes to Consolidated Financial Statements                     6

 Item 2.  Management's Discussion and Analysis of Financial               8
              Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                          11

 Part II - Other Information

 Item 1.  Legal Proceedings                                              12

 Item 2.  Changes in Securities                                          12

 Item 3.  Defaults upon Senior Securities                                12

 Item 4.  Submission of Matters to a Vote of Security Holders            12

 Item 5.  Other Information                                              13

 Item 6.  Exhibits and Reports on Form 8-K                               13


 SIGNATURES                                                              14

Form 10-Q                                                          Page  3 of 14


                                PEGASYSTEMS INC.
                           Consolidated Balance Sheets
                  (in thousands, except share-related amounts)
                                   (Unaudited)


                                                                               December 31,   March 31,
                                                                                  1997          1998
                                                                               ------------   ---------
Assets
Current assets:
   Cash and cash equivalents                                                     $ 52,005      $ 53,513
  Trade and installment accounts receivable, net of
    allowance for doubtful accounts of $2,200 at
    December 31, 1997 and $2,350 at March 31, 1998                                 20,319        21,962
   Prepaid expenses and other current assets                                        1,514         2,033
                                                                                 --------      --------
       Total current assets                                                        73,838        77,508

   Long-term license installments, net                                             36,403        41,084
   Equipment and improvements, net                                                  5,578         5,897
   Purchased software, net                                                         11,701        11,116
                                                                                 --------      --------
         Total assets                                                            $127,520      $135,605
                                                                                 ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                         $  5,398      $  6,656
   Deferred revenue                                                                 1,754         5,336
   Deferred income taxes                                                            3,978         5,192
                                                                                 --------      --------
       Total current liabilities                                                   11,130        17,184
                                                                                 --------      --------

Deferred income taxes                                                               3,669         3,669
                                                                                 --------      --------

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                                      --            --
   Common stock, $.01 par value, 45,000,000 shares
     authorized; 28,545,100 shares and 28,551,600 shares
     issued and outstanding in 1997 and in 1998, respectively                         285           286
   Additional paid-in capital                                                      86,841        86,856
   Deferred compensation                                                              (55)          (51)
   Stock warrant                                                                    2,897         2,897
   Retained earnings                                                               23,107        25,087
   Cumulative foreign currency translation adjustment                                (354)         (323)
                                                                                 --------      --------
       Total stockholders' equity                                                 112,721       114,752
                                                                                 --------      --------
         Total liabilities and stockholders' equity                              $127,520      $135,605
                                                                                 ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q                                                          Page  4 of 14


                                PEGASYSTEMS INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                             Three Months Ended
                                                  March 31,
Revenue:                                       1997       1998
                                             -------     -------
                                          (As Restated)

   Software license                          $ 5,815     $11,388
   Services                                    2,667       6,579
                                             -------     -------
     Total revenue                             8,482      17,967
                                             -------     -------

Cost of revenue:
   Cost of software license                       10         146
   Cost of services                            2,150       4,059
                                             -------     -------
     Total cost of revenue                     2,160       4,205
                                             -------     -------

Gross Profit                                   6,322      13,762

Operating expenses:
   Research and development                    2,586       5,211
   Selling and marketing                       2,693       5,287
   General and administrative                    605       1,249
                                             -------     -------
     Total operating expenses                  5,884      11,747
                                             -------     -------
Income from operations                           438       2,015

License interest income                          374         549
Other interest income                            750         629
                                             -------     -------

Income before provision for
   income taxes                                1,562       3,193
Provision for income taxes                       594       1,213
                                             -------     -------
Net income                                   $   968     $ 1,980
                                             =======     =======

Earnings per share:
   Basic                                     $  0.04        0.07
                                             =======     =======
   Diluted                                   $  0.03        0.07
                                             =======     =======

Weighted  average  number of common
   shares outstanding:
   Basic                                      27,497      28,547
                                             =======     =======
   Diluted                                    29,490      30,218
                                             =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q                                                          Page  5 of 14


                                PEGASYSTEMS INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                           1997            1998
                                                                                         -------          -------
                                                                                      (As Restated)
Cash Flows from Operating Activities:
     Net income                                                                          $   968          $ 1,980
     Adjustments to reconcile net income to net cash provided by (used
       in) operating activities:
         Provision for deferred income taxes                                                 594            1,213
         Depreciation and amortization                                                       361            1,402
         Provision for doubtful accounts                                                     400              150
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable                                      (6,187)          (6,475)
           Prepaid expenses and other current assets                                           9             (519)
           Accounts payable and accrued expenses                                           3,362            1,259
           Deferred revenue                                                                  (14)           3,582
                                                                                         -------          -------
              Net cash (used in) provided by operating activities                           (507)           2,592
                                                                                         -------          -------

Cash Flows from Investing Activities:
     Purchase of equipment and improvements                                                 (663)          (1,131)
                                                                                         -------          -------
              Net cash used in investing activities                                         (663)          (1,131)
                                                                                         -------          -------

Cash Flows from Financing Activities:
     Issuance of common stock, net                                                        51,943               --
     Exercise of stock options                                                                91               16
                                                                                         -------          -------
              Net cash provided by financing activities                                   52,034               16

Effect of exchange rate on cash and cash equivalents                                         (44)              31
                                                                                         -------          -------
Net increase in cash and cash equivalents                                                 50,820            1,508

Cash and cash equivalents, at beginning of period                                         24,201           52,005
                                                                                         -------          -------
Cash and cash equivalents, at end of period                                              $75,021          $53,513
                                                                                         =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q                                                          Page  6 of 14


                                PEGASYSTEMS INC.
               Notes to Consolidated Interim Financial Statements
                                 March 31, 1998
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Pegasystems Inc. (the "Company") presented herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report to Stockholders filed with the Securities and Exchange Commission.

Note B - Earnings Per Share


The Company has adopted Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The Company has applied the provisions of SFAS No. 128 and SAB No. 98 retroactively to all periods presented. Calculations of diluted net income per share and potential common shares are as follows:

                                                               March 31,
(in thousands, except per share data)                       1997      1998
                                                          --------   -------
Diluted
Net income                                                $    968   $ 1,980
                                                          ========   =======
Weighted average common shares outstanding                  27,497    28,547
Effect of:
         Assumed exercise of stock options                   1,993     1,671
                                                          --------   -------
Weighted average common shares outstanding,
     assuming dilution                                      29,490    30,218
                                                          ========   =======
Diluted earnings per share                                $   0.03   $  0.07
                                                          ========   =======

As of March 31, 1998, 914,604 options were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

Form 10-Q                                                          Page  7 of 14


                                PEGASYSTEMS INC.
         Notes to Consolidated Interim Financial Statements - Continued
                                 March 31, 1998
                                   (Unaudited)

Note C - Comprehensive Income

The Company adopted SFAS No. 130,
 Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                    (in thousands)

                                                                                   1997      1998
                                                                                 -------    ------
Net Income                                                                         $968     $1,980
Foreign currency translation adjustments, net of income taxes                        27        (19)
                                                                                 ------     ------
Comprehensive income                                                                995     $1,961
                                                                                 =======    ======

Note D - Restatement

The Company restated its consolidated financial statements for the unaudited quarters ended March 31, 1997, June 30, 1997 and September 30, 1997. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The restatements reflect revenue adjustments, as a result of a change in the timing of revenue recognition on certain contracts. These adjustments resulted in revenue reversals or in an increase of deferred revenue. Also included in the restated consolidated financial statements are operating expenses, including a provision for bad debts not previously recorded by the Company and the recording of certain other expenses and reserves.

A summary of the impact of such restatements on the financial statements for the unaudited three months ended March 31, 1997 is as follows:



                                                              Unaudited
                                                          Three Months Ended
                                                            March 31, 1997
                                                  Previously                  As
                                                   Reported                Restated
                                                ------------------    -------------------
Software license                                      $6,478                 $5,815
Services                                               2,754                  2,667
Income from operations                                 1,720                    438
Net income                                             1,763                    968
Earnings per share: Basic                              $0.02                  $0.04
Earnings per share: Diluted                            $0.02                  $0.03
Total assets                                        $124,945               $123,795

Form 10-Q                                                          Page  8 of 14


                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenue

Total revenue for the three months ended March 31, 1998 (the "1998 Three Month Period") increased 111.8% to $18.0 million from $8.5 million for the three months ended March 31, 1997 (the "1997 Three Month Period"). The increase was due to increases in both software license and services revenue.

Software license revenue for the 1998 Three Month Period increased 95.8% to $11.4 million from $5.8 million for the 1997 Three Month Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

Services revenue for the 1998 Three Month Period increased 146.7% to $6.6 million from $2.7 million for the 1997 Three Month Period. The increase in services revenue was primarily attributable to increased implementation services for new customers, additional consulting services provided to existing customers, and to a lesser extent, increased maintenance revenue from a larger installed product base.

Cost of Revenue

Cost of software license for the 1998 Three Month Period increased 1,360% to $146,000 from $10,000 for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license increased from 0.2% for the 1997 Three Month Period to 1.3% for the 1998 Three Month Period. These increases were due to costs associated with a stock purchase warrant issued by the Company in June 1997, which cost is being amortized through December 31, 2002.

Cost of services for the 1998 Three Month Period increased 88.8% to $4.1 million from $2.2 million for the 1997 Three Month Period. This increase was due to cost associated with increased staffing in the Company's Client Services group worldwide. Cost of services as a percentage of services revenue decreased from 80.6% for the 1997 Three Month Period to 61.7% for the 1998 Three Month Period. This improved gross margin was due to more effective use of a larger Consulting Services staff.

Operating Expenses

Research and development expenses for the 1998 Three Month Period increased 101.5% to $5.2 million from $2.6 million for the 1997 Three Month Period. This increase was primarily due to costs associated with increased staffing in the Company's Research and Development group.

Form 10-Q                                                          Page  9 of 14


As a percentage of total revenue, research and development expenses declined from 30.5% for the 1997 Three Month Period to 29.0% for the 1998 Three Month Period due to the growth in the Company's total revenue.

Selling and marketing expenses for the 1998 Three Month Period increased 96.3% to $5.2 million from $2.7 million for the 1997 Three Month Period. As a percentage of total revenue, selling and marketing expenses decreased from 31.7% for the 1997 Three Month Period to 29.4% for the 1998 Three Month Period. The increase in selling and marketing expenses was primarily attributable to the hiring of additional direct sales and marketing personnel, increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's User Meetings, and the opening of the Company's Toronto, Canada office. The decrease in selling and marketing expenses as a percentage of total revenue was due to the growth in the Company's total revenue.

General and administrative expenses for the 1998 Three Month Period increased 106.4% to $1.3 million from $0.6 million for the 1997 Three Month Period. This increase was primarily due to increased investment in the infrastructure needed to support the Company's accelerated growth and increased professional fees. General and administrative expenses declined as a percentage of total revenue from 7.1% for the 1997 Three Month Period to 7.0% for the 1998 Three Month Period due to the growth in the Company's total revenue.

License Interest Income

License interest income which is the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal increased 46.8% from $0.4 million for the 1997 Three Month Period to $0.6 million for the 1998 Three Month Period due to the increase in the Company's installed customer base.

Provision for Income Taxes

The provision for federal, state and foreign taxes was $0.6 million and $1.2 million for the 1997 Three Month Period and the 1998 Three Month Period, respectively. The effective tax rate was 38.0% for the 1997 and 1998 Three Month Periods, respectively.


Liquidity and Capital Resources

Since its inception, the Company had funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Net proceeds to the Company from this offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Net proceeds to the Company from this second offering were approximately $51.9 million. At March 31, 1998, the

Form 10-Q                                                          Page 10 of 14

Company had cash and cash equivalents of approximately $53.5 million and working capital of approximately $60.3 million. The Company's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and, prior to its initial public offering, limited the availability of working capital.

Net cash provided by operating activities for the 1998 Three Month Period was $2.6 million, primarily due to an increase in deferred revenue, accounts payable and accrued expenses, mainly offset by an increase in accounts receivable and prepaid expenses and other current assets.

Net cash used by investing activities was $1.1 million during the 1998 Three Month Period due to the purchase of property and equipment consisting mainly of computer hardware and software and furniture and fixtures to support the Company's growing employee base.

Net cash provided by financing activities was $16,000 during the 1998 Three Month Period due to the exercise of stock options.

The Company's capital commitments consist primarily of operating leases for office space and equipment. At March 31, 1998, the Company's commitments under non-cancellable operating leases for office space with terms in excess of one year totaled $2.6 million, $3.6 million and $3.3 million for 1998, 1999 and 2000, respectively. The Company's total payments under such leases was $0.7 million for the 1998 Three Month Period.

The Company's $5.0 million revolving credit line has a maturity date of June 30, 1999. At March 31, 1998, the Company had no borrowings under such facility. The Company's credit agreement prohibits the payment of dividends, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios. The Company intends to renegotiate the term and the covenant requirements under the existing line of credit with the same bank.

The Company recorded bad debt expense of $150,000 in the 1998 Three Month
Period as a result of indications that certain receivables relating primarily to consulting and installation services rendered by the Company would not be collected in full.

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

The "Year 2000 Issue" refers to the problems associated with computer programs having been written using two digits rather than four to define the applicable year. The Company has performed an assessment of the software it uses internally and the software it licenses to customers and such assessment has not revealed any major problems outstanding in this regard. There can be no assurance that such problems will not develop or be revealed in the future which could materially and adversely affect the Company"s business, operating results, and financial condition.

Inflation

Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact in the future due to the fact that the Company's

Form 10-Q                                                          Page 11 of 14


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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         None

Form 10-Q                                                          Page 12 of 14


                                PEGASYSTEMS INC.


Part II - Other Information:

Disclosure concerning certain litigation pending against the Company is contained in the Company's Form 10-K filed April 15, 1998. There have been no material developments with respect to such litigation since such date.

In April 1998, a complaint purporting to be a class action was filed with the United States District Court for the District of Massachusetts alleging that the Company and several of its officers violated section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and Section 20(a) of the Securities Exchange Act. The complaint names the Company itself and Alan Trefler, Ira Vishner, Kenneth W. Olson and Michael R. Pyle, four officers of the Company, as defendants. The Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Complaint seeks certification of a class of persons who purchased the Company's Common Stock between April 28, 1997 and April 2, 1998, and does not specify the amount of damages sought. The defendants have not filed any answers, motions to dismiss or other responsive pleadings in this litigation, but anticipate filing a motion to dismiss in the near future. The Company intends to defend this matter vigorously.



Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 6, 1998. The following matters were voted upon:

     (1) Edward A. Maybury and Leonard A. Schlesinger were both re-elected to serve as Directors of the Company to hold office until the 2001 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The following Directors' respective terms of office continued after the Annual Meeting: Edward B. Roberts, Thomas E. Swithenbank, Alan Trefler and Ira Vishner. Both Mr. Maybury and Mr. Schlesinger were elected with 24,796,677 votes for, 0 votes against and 5,453 votes abstained.

     (2) The stockholders ratified the appointment by the Board of Directors of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending December 31, 1998, with 24,801,927 votes for, 200 against and none abstained.

Form 10-Q                                                          Page 13 of 14

Item 4.   Submission of Matters to a Vote of Security Holders - continued

     (3) The stockholders approved the amendment and restatement of the Company's 1994 Long-Term Incentive Plan increasing the number of shares reserved for issuance from 5,000,000 to 7,500,000 with 23,129,844 votes for, 1,662,283 against, and 10,000 votes abstained.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27.1     Financial Data Schedule.

(b) Reports on Form 8-K:

None

Form 10-Q                                                          Page 14 of 14

                                PEGASYSTEMS INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Pegasystems Inc.



Date: May 15, 1998                           /s/ Ira Vishner
                                             ---------------
                                             Ira Vishner
                                             Vice President, Corporate Services,
                                             Treasurer, Chief Financial Officer
                                             and Director
                                             (principal financial officer and
                                             chief accounting officer)