Form 10-Q
period 1998-06-30
PEGASYSTEMS INC
filed 1998-08-14
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the transition period from ________ to ________

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


There were 28,607,200 shares of the Registrant's common stock, $.01 par value per share, outstanding on June 30, 1998.

                         PEGASYSTEMS INC. AND SUBSIDIARY
                               Index to Form 10-Q



Part I - Financial Information

                                                                      Page
Item 1.  Financial Statements                                         ----

          Consolidated Balance Sheets at December 31, 1997             3
          and June 30, 1998

          Consolidated Statements of Income for the three              4
          and six months ended: June 30, 1997 and June 30, 1998

          Consolidated Statements of Cash Flows for the six            5
          months ended: June 30, 1997 and June 30, 1998

          Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial             9
          Condition and Results of Operations


Part II - Other Information

Item 1.  Legal Proceedings                                            13

Item 2.  Changes in Securities                                        13

Item 3.  Defaults upon Senior Securities                              13

Item 4.  Submission of Matters to a Vote of Security Holders          13

Item 5.  Other Information                                            13

Item 6.  Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                            14

Form 10-Q                                                           Page 3 of 14


                                PEGASYSTEMS INC.
                           Consolidated Balance Sheets
                  (in thousands, except share-related amounts)

                                                                             December 31,     June 30,
                                                                                 1997           1998
                                                                             ------------     --------
Assets
Current assets:
   Cash and cash equivalents                                                   $ 52,005        $ 43,898
   Trade  and  installment  accounts   receivable,   net  of
    allowance for doubtful accounts of $2,200 at
    December 31, 1997 and $2,500 at June 30, 1998                                20,319          31,126
   Prepaid expenses and other current assets                                      1,514           2,121
                                                                               ---------       --------
       Total current assets                                                      73,838          77,145

   Long-term license installments, net                                           36,403          48,133
   Equipment and improvements, net                                                5,578           6,883
   Purchased software, net                                                       11,701          10,524
                                                                               ---------       --------
         Total assets                                                          $127,520        $142,685
                                                                               =========       ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                       $  5,398        $ 8,159
   Deferred revenue                                                               1,754          4,198
   Deferred income taxes                                                          3,978          7,762
                                                                               ---------       -------
       Total current liabilities                                                 11,130         20,119
                                                                               ---------       -------

Deferred income taxes                                                             3,669          3,669
                                                                               ---------       -------

Stockholders' Equity:
   Preferred  stock,  $.01  par  value,  1,000,000  shares
     authorized; no shares issued and outstanding                                    --            --
   Common stock,  $.01 par value,  45,000,000  shares  authorized;
     28,545,100   shares   and   28,607,200   shares   issued  and
     outstanding in 1997 and 1998, respectively                                     285             286
   Additional paid-in capital                                                    86,841          87,133
   Deferred compensation                                                            (55)            (45)
   Stock warrant                                                                  2,897           2,897
   Retained earnings                                                             23,107          29,003
   Cumulative foreign currency translation adjustment                              (354)           (377)
                                                                               ---------       --------
       Total stockholders' equity                                               112,721         118,897
                                                                               ---------       --------
         Total liabilities and stockholders' equity                            $127,520        $142,685
                                                                               =========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q                                                           Page 4 of 14


                                PEGASYSTEMS INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)


                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                        1997            1998                 1997            1998
                                                    --------------     -------           -------------      -------
Revenue:
   Software license                                   $ 1,696          $14,534              $ 7,511         $25,922
   Services                                             3,052            9,005                5,719          15,584
                                                      -------          -------              -------         -------
     Total revenue                                      4,748           23,539               13,230          41,506
                                                      -------          -------              -------         -------

Cost of revenue:
   Cost of software license                                10              735                   20             881
   Cost of services                                     2,386            5,317                4,536           9,376
                                                      -------          -------              -------         -------
     Total cost of revenue                              2,396            6,052                4,556          10,257
                                                      -------          -------              -------         -------

Gross Profit                                            2,352           17,487                8,674          31,249

Operating expenses:
   Research and development                             3,253            5,310                5,839          10,521
   Selling and marketing                                4,403            5,825                7,096          11,112
   General and administrative                             641            1,237                1,246           2,486
                                                      -------          -------              -------         -------
     Total operating expenses                           8,297           12,372               14,181          24,119
                                                      -------          -------              -------         -------
Income (loss) from operations                          (5,945)           5,115               (5,507)          7,130

License interest income                                   421              604                  795           1,153
Other interest income                                     998              598                1,748           1,227
                                                      -------          -------              -------         -------
Income (loss) before provision (benefit) for
  income taxes                                         (4,526)           6,317               (2,964)          9,510

Provision (benefit) for income taxes                   (1,720)           2,401               (1,126)          3,614
                                                      -------          -------              -------         -------
Net income (loss)                                     $(2,806)         $ 3,916              $(1,838)        $ 5,896
                                                      =======          =======              =======         =======

Earnings (loss) per share:
  Basic                                               $ (0.10)         $  0.14              $ (0.07)        $  0.21
                                                      =======          =======              =======         =======
  Diluted                                             $ (0.10)         $  0.13              $ (0.07)        $  0.19
                                                      =======          =======              =======         =======

Weighted average number of common and potential
  common shares outstanding:
  Basic                                                28,452           28,573               28,134          28,560
                                                      =======          =======              =======         =======
  Diluted                                              28,452           30,781               28,134          30,463
                                                      =======          =======              =======         =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q                                                           Page 5 of 14


                                PEGASYSTEMS INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               1997                 1998
                                                                           --------------         -------
Cash Flows from Operating Activities:
     Net income (loss)                                                       $(1,838)             $ 5,896
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
         Provision for deferred income taxes                                  (1,126)               3,784
         Depreciation and amortization                                           804                2,647
         Provision for doubtful accounts                                         815                  300
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable                          (3,668)             (22,837)
           Prepaid expenses and other current assets                            (385)                (607)
           Accounts payable and accrued expenses                                 963                2,761
           Deferred revenue                                                    2,024                2,444
                                                                             -------              -------
              Net cash used in operating activities                           (2,411)              (5,612)
                                                                             -------              -------

Cash Flows from Investing Activities:
     Purchase of equipment and improvements                                   (1,565)              (2,764)
                                                                             -------              -------
              Net cash used in investing activities                           (1,565)              (2,764)
                                                                             -------              -------

Cash Flows from Financing Activities:
     Issuance of common stock, net                                            51,943                   --
     Exercise of stock options                                                   424                  292
                                                                             -------              -------
              Net cash provided by financing activities                       52,367                  292

Effect of exchange rate on cash and cash equivalents                             (81)                 (23)
                                                                             -------              -------
Net increase (decrease) in cash and cash equivalents                          48,310               (8,107)

Cash and cash equivalents, at beginning of period                             24,201               52,005
                                                                             -------              -------
Cash and cash equivalents, at end of period                                  $72,511              $43,898
                                                                             =======              =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q                                                           Page 6 of 14


                                PEGASYSTEMS INC.
               Notes to Consolidated Interim Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report to Stockholders filed with the Securities and Exchange Commission.

Note B - Earnings Per Share

The Company follows the provisions of Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and SAB No. 98 retroactively to all periods presented. Calculations of basic and diluted net income (loss) per share and potential common shares are as follows:

                                                     Three Months Ended        Six Months Ended
                                                           June 30,                June 30,
(in thousands, except per share data)                 1997        1998        1997        1998
                                                    --------     -------     -------     -------
Basic
Net income (loss)                                   $ (2,806)    $ 3,916     $(1,838)    $ 5,896
                                                    ========     =======     =======     =======
Weighted average common shares outstanding            28,452      28,573      28,134      28,560
                                                    ========     =======     =======     =======
Basic earnings (loss) per share                     $  (0.10)    $  0.14 $     (0.07)      $0.21
                                                    ========     =======     =======     =======

Diluted
Net income (loss)                                   $ (2,806)    $ 3,916     $(1,838)    $ 5,896
                                                    ========     =======     =======     =======
Weighted average common shares outstanding            28,452      28,573      28,134      28,560
Effect of:
         Assumed exercise of stock options                --       2,208          --       1,903
                                                    --------     -------     -------     -------
Weighted average common shares outstanding,
     assuming dilution                                28,452      30,781      28,134      30,463
                                                    ========     =======     =======     =======
Diluted earnings (loss) per share                   $  (0.10)    $  0.13     $ (0.07)    $  0.19
                                                    ========     =======     =======     =======

For the three-month periods ended June 30, 1997 and 1998, 77,368 and 295,970 options, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive. For the six-month periods ended June 30, 1997 and 1998, 77,564 and 577,025 options, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

Form 10-Q                                                           Page 7 of 14


                                PEGASYSTEMS INC.
         Notes to Consolidated Interim Financial Statements - Continued
                                  June 30, 1998

Note C - New Accounting Standards

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:


                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                        (in thousands)        (in thousands)

                                                       1997       1998       1997        1998
                                                      -------    ------     -------     ------
Net income (loss)                                     $(2,806)   $3,916     $(1,838)    $5,896
Foreign currency translation  adjustments,  net
   of income taxes                                         23        33          50         14
                                                      =======    ======     =======     ======
Comprehensive income (loss)                           $(2,783)   $3,949     $(1,788)    $5,910
                                                      =======    ======     =======     ======


In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and other post-Retirement Benefits." SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of this Statement to have a significant impact on its financial position or results of operations.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 prospectively beginning January 1, 1999. The Company does not expect the adoption of this Statement to have a significant impact on its financial position or results of operations.

In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities." SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. The Company does not expect the adoption of this Statement to have a significant impact on its financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement applies to all entities and is effective for all fiscal quarters beginning after June 15, 1999. Initial application of this Statement should be as of an entity's fiscal quarter. As of June 30, 1998 and during the quarter then ended, the Company did not hold any derivative instruments or have any hedging activities. The Company does not expect the adoption of this Statement to have a significant impact on its financial position or results of operations.

Form 10-Q                                                           Page 8 of 14


                                PEGASYSTEMS INC.
         Notes to Consolidated Interim Financial Statements - Continued
                                  June 30, 1998

Note D - Restatement

The Company restated its consolidated financial statements for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The restatements reflect revenue adjustments, as a result of a change in the timing of revenue recognition on certain contracts. These adjustments resulted in revenue reversals or in an increase of deferred revenue. Also included in the restated consolidated financial statements are operating expenses, including a provision for bad debts not previously recorded by the Company and the recording of certain other expenses and reserves.

A summary of the impact of such restatements on the financial statements for the three months ended and six-months ended June 30, 1997 is as follows:

                                              Three Months Ended              Six Months Ended
                                                 June 30, 1997                 June 30, 1997
                                          Previously         As          Previously        As
                                           Reported       Restated        Reported       Restated
                                           --------       --------        --------       --------
Software license revenue                   $  3,983       $  1,696        $ 10,462       $  7,511
Services revenue                              3,250          3,052           6,004          5,719
Total revenue                                 7,233          4,748          16,466         13,230
(Loss) from operations                       (2,814)        (5,945)         (1,093)        (5,507)
Net income (loss)                              (865)        (2,806)            899         (1,838)
Earnings (loss) per share: Basic           $  (0.03)      $  (0.10)       $   0.03       $  (0.07)
Earnings (loss) per share: Diluted         $  (0.03)      $  (0.10)       $   0.03       $  (0.07)
Total assets                               $123,311       $132,106        $123,311       $132,106

Form 10-Q                                                           Page 9 of 14


                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

Revenue

Total revenue for the three months ended June 30, 1998 (the "1998 Three Month Period") increased 395.8% to $23.5 million from $4.7 million for the three months ended June 30, 1997 (the "1997 Three Month Period"). Total revenue for the six months ended June 30, 1998 (the "1998 Six Month Period") increased 213.7% to $41.5 million from $13.2 million for the six months ended June 30, 1997 (the "1997 Six Month Period"). These increases were due to increases in both software license and services revenue.

Software license revenue for the 1998 Three Month Period increased 757.0% to $14.5 million from $1.7 million for the 1997 Three Month Period. Software license revenue for the 1998 Six Month Period increased 245.1% to $25.9 million from $7.5 million for the 1997 Six Month Period. These increases in software license revenue were primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

Services revenue for the 1998 Three Month Period increased 195.0% to $9.0 million from $3.1 million for the 1997 Three Month Period. Services revenue for the 1998 Six Month Period increased 172.5% to $15.6 million from $5.7 million for the 1997 Six Month Period. These increases in services revenue were primarily attributable to additional consulting services provided to existing customers, increased implementation services for new customers, and to a lesser extent, increased maintenance revenue from a larger installed product base.

Cost of Revenue

Cost of software license for the 1998 Three Month Period increased 7,250.0% to $0.7 million from $0.01 million for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license increased from 0.6% for the 1997 Three Month Period to 5.1% for the 1998 Three Month Period. Cost of software license for the 1998 Six Month Period increased 4,305.0% to $0.9 million from $0.02 million for the 1997 Six Month Period. As a percentage of software license revenue, cost of software license increased from 0.3% for the 1997 Six Month Period to 3.4% for the 1998 Six Month Period. These increases were primarily due to licensing third party software and amortization costs associated with a stock purchase warrant issued by the Company in June 1997.

Cost of services for the 1998 Three Month Period increased 122.8% to $5.3 million from $2.4 million for the 1997 Three Month Period. Cost of services for the 1998 Six Month Period increased 106.7% to $9.4 million from $4.5 million for the 1997 Six Month Period. These increases were due to costs associated with increased staffing in the Company's Client Services group. Cost of services as a percentage of services revenue decreased from 78.2% for the 1997 Three Month Period to 59.0% for the 1998 Three Month Period. Cost of services as a percentage of services revenue decreased from 79.3% for the 1997 Six Month Period to 60.2% for the 1998 Six Month Period. These improved gross margins, for both the 1998 Three and Six Month Periods, were due to more effective use of a larger Consulting Services staff.

Form 10-Q                                                          Page 10 of 14

Operating Expenses

Research and development expenses for the 1998 Three Month Period increased 63.2% to $5.3 million from $3.3 million for the 1997 Three Month Period. Research and development expenses for the 1998 Six Month Period increased 80.2% to $10.5 million from $5.8 million for the 1997 Six Month Period. These increases were primarily due to costs associated with increased staffing in the Company's research and development group and amortization costs associated with the acquisition of FDR's ESP Software. As a percentage of total revenue, research and development expenses decreased from 68.5% for the 1997 Three Month Period to 22.6% for the 1998 Three Month Period. As a percentage of total revenue, research and development expenses decreased from 44.1% for the 1997 Six Month Period to 25.4% for the 1998 Six Month Period. These decreases were due to increased growth in the Company's total revenue.

Selling and marketing expenses for the 1998 Three Month Period increased 32.3% to $5.8 million from $4.4 million for the 1997 Three Month Period. Selling and marketing expenses for the 1998 Six Month Period increased 56.6% to $11.1 million from $7.1 million for the 1997 Six Month Period. These increases were primarily due to costs associated with increased staffing in the Company's selling and marketing group. As a percentage of total revenue, selling and marketing expenses decreased from 92.7% for the 1997 Three Month Period to 24.8% for the 1998 Three Month Period. As a percentage of total revenue, selling and marketing expenses decreased from 53.6% for the 1997 Six Month Period to 26.8% for the 1998 Six Month Period. These decreases were due to increased growth in the Company's total revenue.

General and administrative expenses for the 1998 Three Month Period increased 93.0% to $1.2 million from $0.6 million for the 1997 Three Month Period. General and administrative expenses for the 1998 Six Month Period increased 99.5% to $2.5 million from $1.2 million for the 1997 Six Month Period. These increases were due to increased investment in the infrastructure needed to support the Company's growth, and increased professional fees incurred as a result of the change in the Company's independent public accountants. General and administrative expenses decreased as a percentage of total revenue from 13.5% for the 1997 Three Month Period to 5.3% for the 1998 Three Month Period and from 9.4% for the 1997 Six Month Period to 6.0% for the 1998 Six Month Period. These decreases were due to increased growth in the Company's total revenue.

License Interest Income

License interest income, which is the portion of all license fees due under software license agreements that was not recognized upon product acceptance or license renewal, increased 43.5% from $421,000 for the 1997 Three Month Period to $604,000 for the 1998 Three Month Period. License interest income increased 45.0% from $795,000 for the 1997 Six Month Period to $1.2 million for the 1998 Six Month Period. These increases were due to an increase in the Company's installed customer base.

Provision for Income Taxes

The tax benefit for federal, state and foreign taxes was $1.7 million for the 1997 Three Month Period. The tax provision for the 1998 Three Month Period was $2.4 million. The tax benefit for federal, state and foreign taxes was $1.1 million for the 1997 Six Month Period. The tax provision for the 1998 Six Month Period was $3.6 million. The effective tax rate has remained constant at 38.0% for the 1997 and 1998 Three and Six Month Periods.

Form 10-Q                                                          Page 11 of 14


Liquidity and Capital Resources

Since its inception, the Company has funded its operations primarily through cash flows from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Net proceeds to the Company from this offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Net proceeds to the Company from this second offering were approximately $51.9 million. At June 30, 1998, the Company had cash and cash equivalents of approximately $43.9 million and working capital of approximately $57.0 million.

Net cash used in operating activities for the 1998 Six Month period was $5.6 million, primarily due to an increase in accounts receivable partially offset by increases in deferred income taxes, accounts payable and accrued expenses, depreciation and amortization, and deferred revenue.

Net cash used in investing activities was $2.8 million during the 1998 Six Month Period due to the purchase of property and equipment consisting mainly of computer hardware and software and furniture and fixtures to support the expansion of certain facilities and the Company's growing employee base.

Net cash provided by financing activities was $292,000 during the 1998 Six Month Period due to the exercise of stock options.

The Company's capital commitments consist primarily of operating leases for office space and equipment. At June 30, 1998, the Company's commitments under non-cancellable operating leases for office space with terms in excess of one year totaled $2.9 million, $3.8 million and $3.6 million for 1998, 1999 and 2000, respectively. The Company's total payments under such leases was $1.6 million for the 1998 Six Month Period.

The Company's $5.0 million revolving credit line has a maturity date of June 30, 1999. At June 30, 1998, the Company had no borrowings under such facility. The Company's credit agreement prohibits the payment of dividends, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios.

The Company recorded bad debt expense of $300,000 in the 1998 Six Month Period as a result of indications that certain receivables relating primarily to consulting and installation services rendered by the Company would not be collected in full.

The Company believes that the net proceeds from its two public offerings together with cash generated by operations and availability under its bank credit facility will be sufficient to fund the Company's operations for at least the next twelve months. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

The "Year 2000 Issue" refers to the problems associated with computer programs having been written using two digits rather than four to define the applicable year. The Company has performed an assessment of the software it uses internally and the software it licenses to customers and such assessment has not revealed any outstanding problems in this regard. There can be no assurance that such problems will not develop or be revealed in the future which could materially and adversely affect the Company's business, operating results, and financial condition.

Form 10-Q                                                          Page 12 of 14


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

Form 10-Q                                                          Page 13 of 14

                                PEGASYSTEMS INC.

Part II - Other Information:

Item 1.  Legal Proceedings

Disclosure concerning certain litigation pending against the Company is contained in the Company's Form 10-K filed April 15, 1998. There have been no material developments with respect to such litigation since such date.

In April 1998, a complaint purporting to be a class action was filed with the United States District Court for the District of Massachusetts alleging that the Company and several of its officers violated section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and section 20(a) of the Securities Exchange Act. The complaint names the Company itself, Alan Trefler, Ira Vishner, Kenneth W. Olson and Michael R. Pyle, four officers of the Company, as defendants. The Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Complaint seeks certification of a class of persons who purchased the Company's Common Stock between April 28, 1997 and April 2, 1998, and does not specify the amount of damages sought. The defendants have served upon counsel for the plaintiffs a motion to dismiss the Complaint, and expects the defendants to file a response to the motion. The defendants have not filed an answer or any other responsive pleadings in this litigation. The Company intends to defend this matter vigorously.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.1      Amended and Restated 1994 Long-Term Incentive Plan
27.1      Financial Data Schedule

(b) Reports on Form 8-K:

None

Form 10-Q                                                          Page 14 of 14


                                PEGASYSTEMS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Pegasystems Inc.



Date: August 14, 1998                     /s/ Ira Vishner
                                          ---------------
                                          Ira Vishner
                                          Vice President, Corporate Services,
                                          Treasurer, Chief Financial Officer
                                          and Director
                                          (principal financial officer and
                                          chief accounting officer)