Form 10-Q/A
period 1997-03-31
PEGASYSTEMS INC
filed 1999-01-20
CIK 1013857

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

                                 Yes [X]  No [ ]

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

Form 10-Q/A-2                                                       Page 3 of 13


                                PEGASYSTEMS INC.
                           Consolidated Balance Sheets
                  (in thousands, except share-related amounts)

                                                                       December 31,            March 31,
                                                                           1996                   1997
                                                                           ----                   ----
                                                                                             (As Restated)
Assets
Current assets:
   Cash and cash equivalents                                             $24,201                $75,021
   Trade and installment accounts receivable, net of
    allowance for doubtful accounts of $939 at December 31,
    1996 and $1,426 at March 31, 1997                                     14,582                 18,102
   Prepaid expenses and other current assets                               1,235                  1,226
                                                                         -------               --------

      Total current assets                                                40,018                 94,349

   Long-term license installments, net                                    23,802                 26,104
   Equipment and improvements, net                                         3,035                  3,342
                                                                         -------               --------

       Total assets                                                      $66,855               $123,795
                                                                         =======               ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                  $2,697                 $5,859
   Deferred revenue                                                           53                    563
   Deferred income taxes                                                   2,904                  2,801
                                                                         -------               --------

      Total current liabilities                                            5,654                  9,223

Deferred income taxes                                                      8,816                  9,513
                                                                         -------               --------
Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
    authorized; no shares issued and outstanding                              --                     --
    Common stock, $.01 par value, 45,000,000 shares
    authorized; 26,392,200 shares and 28,420,000 shares
    issued and outstanding at December 31, 1996 and March
    31, 1997, respectively                                                   264                    284
   Additional paid-in capital                                             30,206                 82,255
   Deferred compensation                                                     (73)                   (68)
   Retained earnings                                                      22,022                 22,666
   Cumulative foreign currency translation adjustment                        (34)                   (78)
                                                                         -------               --------

      Total stockholders' equity                                          52,385                105,059
                                                                         -------               --------
Total liabilities and stockholders' equity                               $66,855               $123,795
                                                                         =======               ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A-2                                                       Page 4 of 13


                                PEGASYSTEMS INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                                                              Three Months Ended
                                                                                    March 31,

                                                                           1996                   1997
                                                                          --------------------------------
Revenue:                                                                                     (As Restated)
    Software license                                                      $2,520                 $5,291
    Services                                                               2,421                  2,667
                                                                          ------                 ------

      Total revenue                                                        4,941                  7,958
                                                                          ------                 ------

Cost of revenue:
    Cost of software license                                                 118                     10
    Cost of services                                                       1,405                  2,150
                                                                          ------                 ------

      Total cost of revenue                                                1,523                  2,160
                                                                          ------                 ------

Gross profit                                                               3,418                  5,798
                                                                          ------                 ------

Operating expenses:
    Research and development                                               1,604                  2,586
    Selling and marketing                                                    974                  2,693
    General and administrative                                               389                    605
                                                                          ------                 ------

      Total operating expenses                                             2,967                  5,884
                                                                          ------                 ------

Income from operations                                                       451                    (86)
                                                                          ------                 ------

License interest income                                                      368                    374
Other interest income                                                         12                    750
Interest expense                                                             (39)                    --
                                                                          ------                 ------

  Income before provision for income
    taxes                                                                    792                  1,038
Provision for income taxes                                                   311                    394
                                                                          ------                 ------

Net income                                                                  $481                   $644
                                                                          ======                 ======

Earnings per share:
   Basic                                                                   $0.02                  $0.02
                                                                          ======                 ======

   Diluted                                                                 $0.02                  $0.02
                                                                          ======                 ======

Weighted average number of common
shares outstanding:
   Basic                                                                  23,490                 27,497
                                                                          ======                 ======

   Diluted                                                                25,118                 29,490
                                                                          ======                 ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A-2                                                       Page 5 of 13

                                PEGASYSTEMS INC.
                   Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                              Three Months Ended
                                                                                    March 31,

                                                                           1996                   1997
                                                                           ----                   ----
Cash flows from operating activities:                                                        (As Restated)
     Net income                                                             $481                   $644
     Adjustments to reconcile net income to cash
       provided by (used in) operating activities:
        Provision for deferred income taxes                                  501                    394
        Depreciation and amortization                                        374                    361
        Provision for doubtful accounts                                       --                    487
        Changes in operating assets and liabilities:
          Trade and installment accounts receivable                        1,223                 (6,274)
          Prepaid expenses and other current assets                           83                      9
          Accounts payable and accrued expenses                             (777)                 3,362
          Deferred revenue                                                   689                    510
                                                                          ------                 ------

            Net cash provided by (used in) operating
              activities                                                   2,574                   (507)

Cash flows from investing activities:
     Purchase of equipment and improvements                                 (221)                  (663)
                                                                          ------                 ------

            Net cash used in investing activities                           (221)                  (663)

Cash flows from financing activities:
     Repayments of long-term debt                                           (196)                    --
     Issuance of common stock, net                                            --                 51,943
     Exercise of stock options                                                --                     91
                                                                          ------                 ------

            Net cash provided by (used in) financing
              activities                                                    (196)                52,034
                                                                          ------                 ------

Effect of exchange rate on cash and cash equivalents                         (24)                   (44)
                                                                          ------                 ------

Net increase in cash and cash equivalents                                  2,133                 50,820
                                                                          ------                 ------

Cash and cash equivalents, at beginning of period                            511                 24,201
                                                                          ------                 ------

Cash and cash equivalents, at end of period                               $2,644                $75,021
                                                                          ======                 ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A-2                                                       Page 6 of 13


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

Note B - Subsequent Events

On April 15, 1998, the Company restated its consolidated financial statements for the unaudited three-month period ended March 31, 1997. The restatements reflected changes in the timing of revenue recognition and expense on certain contracts and increased reserves for revenue and doubtful accounts.

On October 29, 1998, the Company publicly announced its preliminary, unaudited results of operations for the three and nine-month periods ended September 30, 1998. Subsequently, based on information that had not previously come to the attention of the Company or its independent auditors, the Company determined that it may not have accounted properly for certain revenue transactions. As a result, the Company, with the assistance of its independent auditors, conducted a comprehensive review of those transactions and others relating to the three months ended September 30, 1998 and other periods in 1998 and 1997.

Based on such review, the Company concluded that it was necessary to revise its previously disclosed preliminary, unaudited results of operations for the three and nine-month periods ended September 30, 1998 and to restate its consolidated financial statements for the first and second quarters of each of 1998 and 1997. The revision and restatements primarily reflect changes in the timing of revenue recognition. The revenue changes are principally reversals of revenue arising from the inability to reasonably estimate the fair market value of undelivered elements in connection with software licenses, issues surrounding the timing of delivery or acceptance of licensed software, certain project milestones not being completed and billing errors or delays. The revenue changes also reflect an increase in revenue reserves. In the opinion of management, all material adjustments necessary to correct the consolidated financial statements have been recorded.

A summary of the impact of such restatements on the consolidated financial statements for the unaudited three-month period ended March 31, 1997 is as follows:

                                                      Unaudited
                                                  Three Months Ended
                                                    March 31, 1997

                                    As Previously Restated           As Restated
                                    ----------------------           -----------
Software license revenue                     $5,815                     $5,291
Services revenue                              2,667                      2,667
Total revenue                                 8,482                      7,958
Income (loss) from operations                   438                        (86)
Net income                                      968                        644
Earnings per share: Basic                     $0.04                      $0.02
Earnings per share: Diluted                   $0.03                      $0.02
Total Assets                               $123,795                   $123,795

Form 10-Q/A-2                                                       Page 7 of 13


Note C - Net Income Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The Company has applied the provisions of SFAS No. 128 and SAB No. 98 retroactively to all periods presented. The net income amount for the three-month period ended March 31, 1997 reflects all restatement adjustments discussed in Note B. Calculations of basic and diluted net income per share and potential common share are as follows:

                                                           March 31,
                                                    1996               1997
                                                   -----------------------------
(in thousands, except per share data)                              (As Restated)

Basic
Net income                                           $481                $644
                                                   ======              ======

Weighted average common shares outstanding         23,490              27,497
                                                   ======              ======

Basic earnings per share                            $0.02               $0.02
                                                   ======              ======

Diluted
Net income                                           $481                $644
                                                   ======              ======

Weighted average common shares outstanding         23,490              27,497
Effect of:
          Assumed exercise of stock options         1,628               1,993
                                                   ------              ------

Weighted average common shares outstanding,
      assuming dilution                            25,118              29,490
                                                   ======              ======

Diluted earnings per share                          $0.02               $0.02
                                                   ======              ======


Form 10-Q/A-2                                                       Page 8 of 13


                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Three Months  Ended March 31, 1997  Compared to Three Months Ended March
31, 1996

On April 15, 1998, the Company restated its consolidated financial statements for the unaudited three-month period ended March 31, 1997. The restatements reflected changes in the timing of revenue recognition and expense on certain contracts and increased reserves for revenue and doubtful accounts.

On October 29, 1998, the Company publicly announced its preliminary, unaudited results of operations for the three and nine-month periods ended September 30, 1998. Subsequently, based on information that had not previously come to the attention of the Company or its independent auditors, the Company determined that it may not have accounted properly for certain revenue transactions. As a result, the Company, with the assistance of its independent auditors, conducted a comprehensive review of those transactions and others relating to the three months ended September 30, 1998 and other periods in 1998 and 1997.

Based on such review, the Company concluded that it was necessary to revise its previously disclosed preliminary, unaudited results of operations for the three and nine-month periods ended September 30, 1998 and to restate its consolidated financial statements for the first and second quarters of each of 1998 and 1997. The revision and restatements primarily reflect changes in the timing of revenue recognition. The revenue changes are principally reversals of revenue arising from the inability to reasonably estimate the fair market value of undelivered elements in connection with software licenses, issues surrounding the timing of delivery or acceptance of licensed software, certain project milestones not being completed and billing errors or delays. The revenue changes also reflect an increase in revenue reserves. In the opinion of management, all material adjustments necessary to correct the consolidated financial statements have been recorded.


Revenue

Total revenue for the three months ended March 31, 1997 (the "1997 Three Month Period") increased 61.1% to $8.0 million from $4.9 million for the three months ended March 31, 1996 (the "1996 Three Month Period"). The increase was primarily due to an increase in software license revenue.

Software license revenue for the 1997 Three Month Period increased 110.0% to $5.3 million from $2.5 million for the 1996 Three Month Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

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

Cost of services for the 1997 Three Month Period increased 53.0% to $2.2 million from $1.4 million for the 1996 Three Month Period. Cost of services as a percentage of total revenue decreased from 28.4% for the 1996 Three Month Period to 27.0% for the 1997 Three Month Period. This decrease was due to the growth in the Company's total revenue.

Form 10-Q/A-2                                                       Page 9 of 13


Cost of services as a percentage of services revenue increased from 58.0% for the 1996 Three Month Period to 80.6% for the 1997 Three Month Period. This increase was due to the use of the Company's service personnel to build templates which can be reused in other customer applications.


Operating Expenses

Research and development expenses for the 1997 Three Month Period increased 61.2% to $2.6 million from $1.6 million for the 1996 Three Month Period. The level of increase in research and development expenses reflects the Company's strategy of leveraging existing product functionality by shifting its historical investment in research and development to a more sales-oriented focus. As a percentage of total revenue, research and development expenses remained constant at 32.5% for the 1996 Three Month Period and the 1997 Three Month Period.

Selling and marketing expenses for the 1997 Three Month Period increased 176.5% to $2.7 million from $1.0 million for the 1996 Three Month Period. As a percentage of total revenue, selling and marketing expenses increased from 19.7% for the 1996 Three Month Period to 33.8% for the 1997 Three Month Period. These increases were primarily attributable to the hiring of additional direct sales and marketing personnel, increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's user meetings, and the opening of the Company's Sydney, Australia office.

General and administrative expenses for the 1997 Three Month Period increased 55.5% to $0.6 million from $0.4 million for the 1996 Three Month Period due to increased investment in the infrastructure needed to support the Company's accelerated growth. General and administrative expenses declined as a percentage of total revenue from 7.9% for the 1996 Three Month Period to 7.6% for the 1997 Three Month Period due to the growth in the Company's total revenue.


License Interest Income

License interest income which is the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal increased 1.6% from $368,000 million for the 1996 Three Month Period to $374,000 million for the 1997 Three Month Period due to the increase in the Company's installed customer base.


Provision for Income Taxes

The provisions for federal, state and foreign taxes were $0.3 million and $0.4 million for the 1996 Three Month Period and the 1997 Three Month Period, respectively. The effective tax rate decreased from 39.3% for 1996 Three Month Period to 38.0% for the 1997 Three Month Period. This decrease was primarily due to the reinstatement by the Internal Revenue Service of the research and development tax credit in May 1996.


Liquidity and Capital Resources

Since its inception, the Company had funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Proceeds to the Company from such

Form 10-Q/A-2                                                     Page 10 of 13


offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Proceeds to the Company from such offering were approximately $51.9 million. At March 31, 1997, the Company had cash and cash equivalents of approximately $75.0 million and working capital of approximately $85.1 million. The Company's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and, prior to its initial public offering, limited the availability of working capital.

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

Form 10-Q/A-2                                                      Page 11 of 13


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

Form 10-Q/A2                                                       Page 12 of 13

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

Form 10-Q/A-2                                                     Page 13 of 13


                                  PEGASYSTEMS INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Pegasystems Inc.



Date: January 20, 1999                          /s/ Richard B. Goldman
                                                --------------------------------
                                                Richard B. Goldman
                                                Chief Financial Officer
                                                (principal financial officer and
                                                chief accounting officer)