Form 10-Q/A
period 1997-06-30
PEGASYSTEMS INC
filed 1999-01-20
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-4

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

                                 Yes [X] No [ ]
                                 --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 28,487,600 shares of the Registrant's common stock, $.01 par value per share, outstanding on June 30, 1997.

                         PEGASYSTEMS INC. AND SUBSIDIARY
                             Index to Form 10-Q/A-4

Part I - Financial Information

Item 1.  Financial Statements

                                                                         Page
              Consolidated Balance Sheets at December 31, 1996             3
              and June 30, 1997

              Consolidated Statements of Operations for the three          4
              and six months ended: June 30, 1996 and June 30, 1997

              Consolidated Statements of Cash Flows for the six            5
              months ended: June 30, 1996 and June 30, 1997

              Notes to Consolidated Financial Statements                   6

Item 2.       Management's Discussion and Analysis of Financial            9
              Condition and Results of Operations

Part II - Other Information

Item 1.       Legal Proceedings                                           13

Item 2.       Changes in Securities                                       13

Item 3.       Defaults upon Senior Securities                             13

Item 4.       Submission of Matters to a Vote of Security Holders         13

Item 5.       Other Information                                           13

Item 6.       Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                14

Form 10-Q/A-4                                                      Page 3 of 14

                                PEGASYSTEMS INC.
                           Consolidated Balance Sheets
                  (in thousands, except share-related amounts)

                                                                       December 31,          June 30,
                                                                           1996                1997
                                                                           ----                ----
Assets                                                                                     (As Restated)
Current assets:
    Cash and cash equivalents                                            $24,201               $72,511
    Trade and installment accounts receivable, net of
     Allowance for doubtful accounts of $939 at
     December 31, 1996 and $1,871 at June 30, 1997                        14,582                16,267
    Prepaid expenses and other current assets                              1,235                 1,620
                                                                         -------                ------
        Total current assets                                              40,018                90,398

    Long-term license installments, net                                   23,802                25,005
    Equipment and improvements, net                                        3,035                 3,832
    Purchased software and other, net                                         --                12,871
                                                                         -------                ------
          Total assets                                                   $66,855              $132,106
                                                                         =======              ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                 $2,697               $13,661
    Deferred revenue                                                          53                 2,077
    Deferred income taxes                                                  2,904                 1,865
                                                                         -------                ------
        Total current liabilities                                          5,654                17,603
                                                                         -------                ------
Deferred income taxes                                                      8,816                 8,729
                                                                         -------                ------

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized; no shares issued and outstanding                            --                    --
    Common stock, $.01 par value, 45,000,000 shares
      authorized; 26,392,200 shares and  28,487,600 shares
      issued and outstanding at December 31, 1996 and June
      30, 1997, respectively                                                 264                   285
    Additional paid-in capital                                            30,206                82,586
    Deferred compensation                                                   (73)                  (63)
    Stock warrant                                                             --                 2,897
    Retained earnings                                                     22,022                20,184
    Cumulative foreign currency translation adjustment                      (34)                 (115)
                                                                         -------                ------
        Total stockholders' equity                                        52,385               105,774
                                                                         -------                ------
          Total liabilities and stockholders' equity                     $66,855              $132,106
                                                                         =======              ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A-4                                                      Page 4 of 14

                                PEGASYSTEMS INC.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                      Three Months Ended                       Six Months Ended
                                                           June 30,                                June 30,
                                                 1996                  1997                1996               1997
                                                 ----                  ----                ----               ----
                                                                  (As Restated)                          (As Previously
Revenue:                                                                                                    Restated)
   Software license                             $3,874                $2,220              $6,394             $7,511
   Services                                      2,575                 3,052               4,996              5,719
                                                ------                ------              ------             ------
     Total revenue                               6,449                 5,272              11,390             13,230
                                                ------                ------              ------             ------

Cost of revenue:
   Cost of software license                        118                    10                 236                 20
   Cost of services                              1,584                 2,386               2,989              4,536
                                                ------                ------              ------             ------
     Total cost of revenue                       1,702                 2,396               3,225              4,556
                                                ------                ------              ------             ------
Gross Profit                                     4,747                 2,876               8,165              8,674

Operating expenses:
   Research and development                      1,918                 3,253               3,522              5,839
   Selling and marketing                         1,282                 4,403               2,256              7,096
   General and administrative                      399                   641                 788              1,246
                                                ------                ------              ------             ------
     Total operating expenses                    3,599                 8,297               6,566             14,181
                                                ------                ------              ------             ------
Income (loss) from operations                    1,148                (5,421)              1,599             (5,507)

License interest income                            378                   421                 746                795
Other interest income                               11                   998                  23              1,748
Interest expense                                   (30)                   --                 (69)                --
                                                ------                ------              ------             ------
Income (loss) before provision for
   income taxes                                  1,507                (4,002)              2,299             (2,964)
Provision (benefit) for income taxes               588                (1,520)                899             (1,126)
                                                ------                ------              ------             ------

Net income (loss)                                 $919               $(2,482)             $1,400            $(1,838)
                                                 =====               =======              ======            =======
Earnings (loss) per share:
  Basic                                          $0.04                $(0.09)              $0.06             $(0.07)
                                                 =====               =======               =====            =======
  Diluted                                        $0.04                $(0.09)              $0.06             $(0.07)
                                                 =====               =======               =====            =======
Weighted average number of common
   shares outstanding:
  Basic                                         23,491                28,452              23,491            28,134
                                                ======                ======              ======            ======
  Diluted                                       25,283                28,452              25,258            28,134
                                                ======                ======              ======            ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A-4                                                      Page 5 of 14

                                PEGASYSTEMS INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                    1996                     1997
                                                                                    ----                     ----
                                                                                                        (As Previously
Cash flows from operating activities:                                                                       Restated)
      Net income (loss)                                                            $1,400                   $(1,838)
      Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
          Provision (benefit) for deferred income taxes                               686                    (1,126)
          Depreciation and amortization                                               756                       804
          Provision for doubtful accounts                                              --                       815
          Changes in operating assets and liabilities:
            Trade and installment accounts receivable                              (2,248)                   (3,668)
            Prepaid expenses and other current assets                                   2                      (385)
            Accounts payable and accrued expenses                                     (24)                      963
            Deferred revenue                                                          409                     2,024
                                                                                   ------                   -------

               Net cash provided by (used in) operating activities                    981                    (2,411)

Cash flows from investing activities:
      Purchase of equipment and improvements                                         (529)                   (1,565)
                                                                                   ------                   -------

               Net cash used in investing activities                                 (529)                   (1,565)

Cash flows from financing activities:
      Repayments of long-term debt                                                   (391)                       --
      Issuance of common stock, net                                                    --                    51,943
      Exercise of stock options                                                         1                       424
                                                                                   ------                   -------

               Net cash provided by (used in) financing activities                   (390)                   52,367
                                                                                   ------                   -------

Effect of exchange rate on cash and cash equivalents                                  (16)                      (81)
                                                                                   ------                   -------

Net increase in cash and cash equivalents                                              46                    48,310
                                                                                   ------                   -------

Cash and cash equivalents, at beginning of period                                     511                    24,201
                                                                                   ------                   -------

Cash and cash equivalents, at end of period                                          $557                   $72,511
                                                                                     ====                   =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A-4                                                      Page 6 of 14

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

Note B - Subsequent Events

On April 15, 1998, the Company restated its consolidated financial statements for the unaudited three-month period ended March 31, 1997 and three and six-month periods ended June 30, 1997. The restatements reflected changes in the timing of revenue recognition and expense on certain contracts and increased reserves for revenue and doubtful accounts.

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

A summary of the impact of such restatements on the consolidated financial statements for the unaudited three-month period ended and six-month period ended June 30, 1997 is as follows:

                                                                    Unaudited
                                                                Three Months Ended
                                                                   June 30, 1997

                                                     As Previously Restated     As Restated
                                                     ----------------------     -----------

Software license revenue                                       $1,696             $2,220
Services revenue                                                3,052              3,052
Total revenue                                                   4,748              5,272
Loss from operations                                           (5,945)            (5,421)
Net loss                                                       (2,806)            (2,482)
Earnings per share: Basic                                      $(0.10)            $(0.09)
Earnings per share: Diluted                                    $(0.10)            $(0.09)
Total Assets                                                 $132,106           $132,106

Form 10-Q/A-4                                                      Page 7 of 14


Note B - Subsequent Events

                                                                           Unaudited
                                                                        Six Months Ended
                                                                          June 30, 1997

                                            As Previously Reported     As Previously Restated
                                            ----------------------     ----------------------
Software license revenue                     $10,462                    $7,511
Services revenue                               6,004                     5,719
Total revenue                                 16,466                    13,230
Loss from operations                          (1,093)                   (5,507)
Net income (loss)                                899                    (1,838)
Earnings per share: Basic                      $0.03                    $(0.07)
Earnings per share: Diluted                    $0.03                    $(0.07)
Total Assets                                $123,311                   132,106

Note C - Net Income Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The Company has applied the provisions of SFAS No. 128 and SAB No. 98 retroactively to all periods presented. The net income (loss) amounts for the three and six month periods ended June 30, 1997 reflect all restatement adjustments discussed in Note B. Calculations of basic and diluted net income per share and potential common share are as follows:

                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                        June 30,
                                                                     1996            1997             1996           1997
                                                                     ----            ----             ----           ----
(in thousands, except per share data)                                           (As Restated)                   (As Previously
                                                                                                                  Restated)
Basic
Net income (loss)                                                       $919        $(2,482)          $1,400       $(1,838)
                                                                        ====        ========          ======       ========

Weighted average common shares outstanding                            23,491         28,452           23,491        28,134
                                                                      ======         ======           ======        ======

Basic earnings (loss) per share                                        $0.04         $(0.09)           $0.06        $(0.07)
                                                                       =====         =======           =====        =======

Diluted
Net income (loss)                                                       $919        $(2,482)          $1,400       $(1,838)
                                                                        ====        ========          ======       ========

Weighted average common shares outstanding:                           23,491         28,452           23,491        28,134
     Effect of: Assumed exercise of stock options                      1,792             --            1,767            --
                                                                       -----        -------            -----       -------

Weighted average common shares outstanding,
     assuming dilution                                                25,283         28,452           25,258        28,134
                                                                      ======         ======           ======        ======

Diluted earnings (loss) per share                                      $0.04         $(0.09)           $0.06        $(0.07)
                                                                       =====         =======           =====        =======

Form 10-Q/A-4                                                      Page 8 of 14


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

Form 10-Q/A-4                                                      Page 9 of 14

                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996

On April 15, 1998 the Company restated its consolidated financial statements for the unaudited three-month and six-month periods ended June 30, 1997. The restatements reflected changes in the timing of revenue recognition and expense on certain contracts and increased reserves for revenue and doubtful accounts.

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


Revenue

Total revenue for the three months ended June 30, 1997 (the "1997 Three Month Period") decreased 18.3% to $5.3 million from $6.4 million for the three months ended June 30, 1996 (the "1996 Three Month Period"). This decrease was primarily due to a decrease in software license revenue. Total revenue for the six months ended June 30, 1997 (the "1997 Six Month Period") increased 16.2% to $13.2 million from $11.4 million for the six months ended June 30, 1996 (the "1996 Six Month Period"). This increase was primarily due to an increase in software license revenue.

Software license revenue for the 1997 Three Month Period decreased 42.7% to $2.2 million from $3.9 million for the 1996 Three Month Period. The decrease in software license revenue was primarily attributable to fewer software license acceptances by new customers during the 1997 Three Month Period. Software license revenue for the 1997 Six Month Period increased 17.5% to $7.5 million from $6.4 million for the 1996 Six Month Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

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

Cost of Revenue

Cost of software license for the 1997 Three Month Period decreased 91.5% to $0.01 million from $0.1 million for the 1996 Three Month Period, and decreased as a percentage of total revenue from 1.8% for the 1996 Three Month Period to 0.2% for the 1997 Three Month Period. Cost of software license for the 1997 Six Month Period decreased 91.5% to $0.02 million from $0.24 million for the 1996 Six Month Period, and decreased as a percentage of total revenue from 2.1% for the 1996 Six Month Period to 0.2% for the 1997 Six Month Period. As a percentage of software license revenue, cost of software license decreased from 3.0% for the 1996 Three Month Period to 0.5% for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license decreased from 3.7% for the 1996 Six Month Period to 0.3% for the 1997 Six Month Period. Software development costs were fully amortized during 1996 and no software development costs were capitalized during the 1997 Three or Six Month Period.

Form 10-Q/A-4                                                     Page 10 of 14

Cost of services for the 1997 Three Month Period increased 50.6% to $2.4 million from $1.6 million for the 1996 Three Month Period. Cost of services for the 1997 Six Month Period increased 51.8% to $4.5 million from $3.0 million for the 1996 Six Month Period. Cost of services as a percentage of total revenue increased from 24.6% for the 1996 Three Month Period to 45.3% for the 1997 Three Month Period. This increase was due to a slowdown in the growth of the Company's total revenue. Cost of services as a percentage of total revenue increased from 26.2% for the 1996 Six Month Period to 34.3% for the 1997 Six Month Period. Cost of services as a percentage of services revenue increased from 61.5% for the 1996 Three Month Period to 78.2% for the 1997 Three Month Period. Cost of services as a percentage of services revenue increased from 59.8% for the 1996 Six Month Period to 79.3% for the 1997 Six Month Period. These increases were both primarily due to the buildup of new staff, primarily in the Company's regional offices, and use of the Company's service personnel to build templates which can be reused in other customer applications.

Operating Expenses

Research and development expenses for the 1997 Three Month Period increased 69.6% to $3.3 million from $1.9 million for the 1996 Three Month Period. Research and development expenses for the 1997 Six Month Period increased 65.8% to $5.8 million from $3.5 million for the 1996 Six Month Period. As a percentage of total revenue, research and development expenses increased from 29.7% for the 1996 Three Month Period to 61.7% for the 1997 Three Month Period. As a percentage of total revenue, research and development expenses increased from 30.9% for the 1996 Six Month Period to 44.1% for the 1997 Six Month Period. Both of these increases were due to a slowdown in the growth of the Company's total revenue. In addition, during the 1997 Three Month Period, the Company received from FDR a license to the requirements, designs, specifications, and code of FDR's ESP product for which the Company will pay $10.0 million, and which will be used to support the development of the Company's software products. The Company capitalized this software in the 1997 Three Month Period. The Company commenced the amortization of these software amortization costs in the 1997 Three Month Period, and expects to continue to amortize these software amortization costs until December 31, 2002.

Selling and marketing expenses for the 1997 Three Month Period increased 243.4% to $4.4 million from $1.3 million for the 1996 Three Month Period. Selling and marketing expenses for the 1997 Six Month Period increased 214.5% to $7.1 million from $2.3 million for the 1996 Six Month Period. As a percentage of total revenue, selling and marketing expenses increased from 19.9% for the 1996 Three Month Period to 83.5% for the 1997 Three Month Period. As a percentage of total revenue, selling and marketing expenses increased from 19.9% for the 1996 Six Month Period to 53.6% for the 1997 Six Month Period. These increases were primarily attributable to the hiring of additional direct sales and marketing personnel, commission payments on new sales, increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's User Meetings, and the opening of additional regional offices.

General and administrative expenses for the 1997 Three Month Period increased 60.7% to $0.6 million from $0.4 million for the 1996 Three Month Period. General and administrative expenses for the 1997 Six Month Period increased 58.1% to $1.2 million from $0.8 million for the 1996 Six Month Period. These increases were due to increased investment in the infrastructure needed to support the Company's accelerated growth. General and administrative expenses increased as a percentage of total revenue from 6.2% for the 1996 Three Month Period to 12.2% for the 1997 Three Month Period and from 6.9% for the 1996 Six Month Period to 9.4% for the 1997 Six Month Period due to a slowdown in the growth of the Company's total revenue.

Form 10-Q/A-4                                                     Page 11 of 14

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

Provision (Benefit) for Income Taxes

The provision for federal, state and foreign taxes was $0.6 million for the 1996 Three Month Period. The tax benefit for the 1997 Three Month Period was $1.5 million. The provision for federal, state and foreign taxes was $0.9 million for the 1996 Six Month Period. The tax benefit for the 1997 Six Month Period was $1.1 million. The effective tax rate decreased from 39.0% and 39.1% for 1996 Three and Six Month Periods, respectively to 38.0% for the 1997 Three and Six Month Periods, respectively. These decreases were due to the re-instatement by the Internal Revenue Service of the research and development tax credit in May 1996.

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

The Company's capital commitments consist primarily of operating leases for office space and equipment. At June 30, 1997, the Company's commitments under non-cancelable operating leases for office space with terms in excess of one year totaled $0.7 million, $1.4 million and $0.6 million for 1997, 1998 and 1999, respectively. The Company's total payments under such leases was $0.7 million for the 1997 Six Month Period.

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

Form 10-Q/A-4                                                     Page 12 of 14

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

Form 10-Q/A-4                                                     Page 13 of 14

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

Form 10-Q/A-4                                                     Page 14 of 14

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