Form 10-Q/A
period 1998-03-31
PEGASYSTEMS INC
filed 1999-01-20
CIK 1013857

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

Part I - Financial Information

                                                                                  Page
  Item 1.       Financial Statements

                 Consolidated Balance Sheets at March 31, 1998                       3
                      and December 31, 1997

                 Consolidated Statements of Income for the three                     4
                      months ended: March 31, 1998 and 1997

                 Consolidated Statements of Cash Flows for the three                 5
                      months ended: March 31, 1998 and 1997

                 Notes to Consolidated Financial Statements                          6

  Item 2.       Management's Discussion and Analysis of Financial                    9
                      Condition and Results of Operations

  Item 3.       Quantitative and Qualitative Disclosures
                      About Market Risk                                             12

  Part II - Other Information

  Item 1.       Legal Proceedings                                                   13

  Item 2.       Changes in Securities                                               13

  Item 3.       Defaults upon Senior Securities                                     13

  Item 4.       Submission of Matters to a Vote of Security Holders                 13

  Item 5.       Other Information                                                   14

  Item 6.       Exhibits and Reports on Form 8-K                                    14

  SIGNATURES                                                                        15

Form 10-Q/A
                                                                    Page 3 of 15

                                PEGASYSTEMS INC.
                           Consolidated Balance Sheets
                  (in thousands, except share-related amounts)
                                   (Unaudited)

                                                               March  31,              December 31,
                                                                 1998                     1997
                                                                 ----                     ----
                                                             (As Restated)
Assets
Current assets:
    Cash and cash equivalents                                   $53,513                  $52,005
    Trade and installment accounts receivable, net of
      allowance for doubtful accounts of $2,334 at
      March 31, 1998 and $2,200 at December 31, 1997             21,419                   20,319
    Prepaid expenses and other current assets                     2,033                    1,514
                                                                  -----                    -----

         Total current assets                                    76,965                   73,838

    Long-term license installments, net                          41,084                   36,403
    Equipment and improvements, net                               5,897                    5,578
    Purchased software, net                                      11,116                   11,701
                                                                 ------                   ------

           Total assets                                        $135,062                 $127,520
                                                               ========                 ========


Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                        $6,956                   $5,398
    Deferred revenue                                              8,251                    1,754
    Deferred income taxes                                         3,764                    3,978
                                                                  -----                    -----

         Total current liabilities                               18,971                   11,130
                                                                 ------                   ------

Deferred income taxes                                             3,669                    3,669

Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized; no shares issued and outstanding                   --                       --
    Common stock, $.01 par value, 45,000,000 shares
      authorized; 28,551,600 shares and 28,545,100 shares
      issued and outstanding in 1998 and in 1997,
      respectively                                                  286                      285
    Additional paid-in capital                                   86,856                   86,841
    Deferred compensation                                           (51)                    (55)
    Stock warrant                                                 2,897                    2,897
    Retained earnings                                            22,757                   23,107
    Cumulative foreign currency translation adjustment             (323)                    (354)
                                                                -------                  -------

         Total stockholders' equity                             112,422                  112,721
                                                                -------                  -------

           Total liabilities and stockholders' equity          $135,062                 $127,520
                                                               ========                 ========

        The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q/A                                                         Page 4 of 15

                                PEGASYSTEMS INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                        March 31,
                                                                  1998          1997
                                                                  ----          ----
                                                           (As Restated)    (As Restated)
Revenue:
     Software license                                      $8,209              $5,291
     Services                                               6,025               2,667
                                                            -----               -----

        Total revenue                                      14,234               7,958
                                                           ------               -----

Cost of revenue:
     Cost of software license                                 146                  10
     Cost of services                                       4,084               2,150
                                                            -----               -----

        Total cost of revenue                               4,230               2,160
                                                            -----               -----

Gross Profit                                               10,004               5,798

Operating expenses:
     Research and development                               5,211               2,586
     Selling and marketing                                  5,287               2,693
     General and administrative                             1,249                 605
                                                            -----             -------

        Total operating expenses                           11,747               5,884
                                                           ------               -----

Loss from operations                                       (1,743)                (86)

License interest income                                       549                 374
Other interest income                                         629                 750
                                                              ---                 ---

Income (loss) before provision for
     income taxes                                            (565)              1,038
Provision (benefit) for income taxes                         (215)                394
                                                            -----              ------

Net income (loss)                                           $(350)              $ 644
                                                            =====               =====


Earnings (loss) per share:
     Basic                                                 $(0.01)               0.02
                                                           ======                ====

     Diluted                                               $(0.01)               0.02
                                                           ======                ====


Weighted average number of common shares outstanding:
     Basic                                                 28,547              27,497
                                                           ======              ======

     Diluted                                               28,547              29,490
                                                           ======              ======


        The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q/A                                                         Page 5 of 15

                                PEGASYSTEMS INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                        1998                1997
                                                                        ----                ----

                                                                     (As Restated)      (As Restated)
Cash Flows from Operating Activities:
      Net income (loss)                                                 $ (350)              $644
      Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
          Provision (benefit) for deferred income taxes                   (215)               394
          Depreciation and amortization                                  1,402                361
          Provision for doubtful accounts                                  150                487
          Changes in operating assets and liabilities:
            Trade and installment accounts receivable                   (5,931)            (6,274)
            Prepaid expenses and other current assets                     (519)                 9
            Accounts payable and accrued expenses                        1,558              3,362
            Deferred revenue                                             6,497                510
                                                                         -----                ---

                Net cash (used in) provided by operating activities      2,592               (507)
                                                                         -----               ----

Cash Flows from Investing Activities:
      Purchase of equipment and improvements                            (1,131)              (663)
                                                                        ------               ----

                Net cash used in investing activities                   (1,131)              (663)
                                                                        ------               ----

Cash Flows from Financing Activities:
      Issuance of common stock, net                                         --             51,943
      Exercise of stock options                                             16                 91
                                                                        ------             ------

                Net cash provided by financing activities                   16             52,034

Effect of exchange rate on cash and cash equivalents                        31                (44)
                                                                        ------             ------

Net increase in cash and cash equivalents                                1,508             50,820

Cash and cash equivalents, at beginning of period                       52,005             24,201
                                                                        ------             ------

Cash and cash equivalents, at end of period                            $53,513            $75,021
                                                                       =======            =======

        The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q/A                                                         Page 6 of 15

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

Note B - Subsequent Event

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

A summary of the impact of such restatements on the consolidated financial statements for the unaudited three-month period ended March 31, 1998 is as follows:

                                              Unaudited
                                          Three Months Ended
                                            March 31, 1998

                                  As Previously Reported        As Restated
Software license revenue               $  11,388                 $  8,209
Services revenue                       $   6,579                 $  6,025
Total revenue                          $  17,967                 $ 14,234
Income (loss) from operations          $   2,015                 $ (1,743)
Net income (loss)                      $   1,980                 $   (350)
Earnings per share: Basic              $    0.07                 $  (0.01)
Earnings per share: Diluted            $    0.07                 $  (0.01)
Total Assets                           $ 135,605                 $135,062

Form 10-Q/A                                                         Page 7 of 15


Note C - Earnings Per Share

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

                                                        Three Months Ended
                                                             March 31,
                                                        1998              1997
                                                        ----              ----
(in thousands, except per share data)               (As Restated)     (As Restated)

Basic
Net income (loss)                                          $(350)           $644
                                                           =====            ====

Weighted average common shares outstanding                28,547          27,497
                                                          ======          ======

Earnings per share                                        $(0.01)          $0.02
                                                          ======           =====

Diluted
Net income (loss)                                          $(350)           $644
                                                           =====            ====

Weighted average common shares outstanding                28,547          27,497
Effect of:
              Assumed exercise of stock options               --           1,993
                                                          ------           -----

Weighted average common shares outstanding,
        assuming dilution                                 28,547          29,490
                                                          ======          ======

Diluted earnings per share                                $(0.01)          $0.02
                                                          ======           =====

As of March 31, 1998, 914,604 options were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

Form 10-Q/A                                                         Page 8 of 15

Note D - Comprehensive Income

The Company adopted SFAS No. 130, reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:



                                                         Three Months Ended
                                                              March 31,
                                                        1998            1997
                                                        ----            ----
(in thousands)                                      (As Restated)   (As Restated)

Net income (loss)                                          $(350)       $644
Foreign currency translation adjustments,
   net of income taxes                                       (19)         27
                                                           -----        ----

Comprehensive income (loss)                                $(369)       $671
                                                           =====        ====

Note E - 1997 Restatement

On April 15, 1998, the Company restated its consolidated financial statements for the unaudited three-month periods ended March 31, 1997, June 30, 1997 and September 30, 1997. The restatements reflected revenue adjustments, as a result of a change in the timing of revenue recognition on certain contracts. These adjustments resulted in revenue reversals or in an increase of deferred revenue. Also included in the restated consolidated financial statements were operating expenses, including a provision for bad debts not previously recorded by the Company and the recording of certain other expenses and reserves.

As discussed above in Note B, as a result of a further review of prior revenue transactions, the Company determined that one revenue transaction was improperly recognized in the three-month period ended March 31, 1997. Accordingly, the Company has again restated its consolidated financial statements for the unaudited three-month period ended March 31, 1997. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

A summary of the impact of such restatement on the consolidated financial statements for the unaudited three-month period ended March 31, 1997 is as follows:

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

Form 10-Q/A                                                         Page 9 of 15

                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

On April 15, 1998, the Company restated its consolidated financial statements for the unaudited three-month period ended March 31, 1997. The restatements reflected revenue adjustments as a result of a change in the timing of revenue recognition on certain contracts. Also included in the restated consolidated financial statements were operating expenses, including a provision for bad debts not previously recorded by the Company and the recording of certain other expenses and reserves.

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


Revenue

Total revenue for the three months ended March 31, 1998 (the "1998 Three Month Period") increased 78.9% to $14.2 million from $8.0 million for the three months ended March 31, 1997 (the "1997 Three Month Period"). The increase was due to increases in both software license and services revenue.

Software license revenue for the 1998 Three Month Period increased 55.2% to $8.2 million from $5.3 million for the 1997 Three Month Period. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

Services revenue for the 1998 Three Month Period increased 125.9% to $6.0 million from $2.7 million for the 1997 Three Month Period. The increase in services revenue was primarily attributable to increased implementation services for new customers, additional consulting services provided to existing customers, and to a lesser extent, increased maintenance revenue from a larger installed product base.

Cost of Revenue

Cost of software license for the 1998 Three Month Period increased 1,360% to $146,000 from $10,000 for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license increased to 1.8% for the 1998 Three Month Period from .2% for the 1997 Three Month Period. These increases were due to costs associated with a stock purchase warrant issued by the Company in June 1997, which cost is being amortized through December 31, 2002.

Cost of services for the 1998 Three Month Period increased 90.0% to $4.1 million from $2.2 million for the 1997 Three Month Period. This increase was due to cost associated with increased staffing in the Company's Client Services group worldwide. Cost of services as a percentage of services revenue decreased to 67.8% for the 1998 Three Month Period from 80.6% for the 1997 Three Month Period. This improved gross margin was due to more effective use of a larger Consulting Services staff.

Form 10-Q/A                                                        Page 10 of 15


Operating Expenses

Research and development expenses for the 1998 Three Month Period increased 101.5% to $5.2 million from $2.6 million for the 1997 Three Month Period. This increase was primarily due to costs associated with increased staffing in the Company's Research and Development group. As a percentage of total revenue, research and development expenses increased to 36.6% for the 1998 Three Month Period from 32.5% for the 1997 Three Month Period due to software amortization costs associated with the Company's acquisition of FDR's ESP software product.

Selling and marketing expenses for the 1998 Three Month Period increased 96.3% to $5.3 million from $2.7 million for the 1997 Three Month Period. As a percentage of total revenue, selling and marketing expenses increased to 37.1% for the 1998 Three Month Period from 33.8% for the 1997 Three Month Period. The increase in selling and marketing expenses was primarily attributable to the hiring of additional direct sales and marketing personnel, increased investment in marketing support activities and materials, additional trade show activities, preparations for the Company's User Meetings, and the opening of the Company's Toronto, Canada office. The increase in selling and marketing expenses as a percentage of total revenue was due to the growth in the Company's total revenue.

General and administrative expenses for the 1998 Three Month Period increased 106.4% to $1.2 million from $0.6 million for the 1997 Three Month Period. This increase was primarily due to increased investment in the infrastructure needed to support the Company's accelerated growth and increased professional fees. General and administrative expenses increased as a percentage of total revenue to 8.8% for the 1998 Three Month Period to 7.6% for the 1997 Three Month Period due to professional fees incurred as a result of a change in the Company's independent public accountants.

License Interest Income

License interest income which is the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal increased 46.8% to $0.5 million for the 1998 Three Month Period from $0.4 million for the 1997 Three Month Period due to the increase in the Company's installed customer base.

Provision for Income Taxes

The benefit for federal, state and foreign taxes was $0.2 million for the 1998 Three Month Period and the provision for federal, state and foreign taxes was $0.4 million for the 1997 Three Month Period. The effective tax rate was 38.0% for the 1998 and 1997 Three Month Periods, respectively.

Liquidity and Capital Resources

Since its inception, the Company had funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Net proceeds to the Company from this offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Net proceeds to the Company from this second offering were approximately $51.9 million. At March 31, 1998, the

Form 10-Q/A                                                        Page 11 of 15

Company had cash and cash equivalents of approximately $53.5 million and working capital of approximately $58.0 million. The Company's approach of charging license fees payable in installments over the term of its licenses has historically deferred the receipt of cash and, prior to its initial public offering, limited the availability of working capital.

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

Form 10-Q/A                                                        Page 12 of 15


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

Form 10-Q/A                                                        Page 13 of 15

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

Form 10-Q/A                                                        Page 14 of 15

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

Form 10-Q/A                                                        Page 15 of 15

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