Form 10-Q/A
period 1998-06-30
PEGASYSTEMS INC
filed 1999-01-20
CIK 1013857

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

               For the transition period from to _______ to ______

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

                                    Yes [X]     No  [ ]
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


Part I - Financial Information

                                                                           Page
                                                                           ----
Item 1.  Financial Statements

          Consolidated Balance Sheets at June 30, 1998                        3
          and December 31, 1997

          Consolidated Statements of Income for the three                     4
          and six months ended: June 30, 1998 and June 30, 1997

          Consolidated Statements of Cash Flows for the six                   5
          months ended: June 30, 1998 and June 30, 1997

          Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial                   11
          Condition and Results of Operations


Part II - Other Information

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities                                               15

Item 3.  Defaults upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15


SIGNATURES                                                                   16

Form 10-Q/A                                                         Page 3 of 18


                                PEGASYSTEMS INC.
                           Consolidated Balance Sheets
                  (in thousands, except share-related amounts)
                                   (Unaudited)

                                                              June 30,     December 31,
                                                                1998           1997
                                                            -------------  ------------
                                                            (As Restated)
Assets
Current assets:
  Cash and cash equivalents                                     $43,898        $52,005
  Trade and installment accounts receivable, net of
   allowance for doubtful accounts of $2,390 at
   June 30, 1998 and $2,200 at December 31, 1997                 30,025         20,319
  Prepaid expenses and other current assets                       2,121          1,514
                                                               --------       --------
     Total current assets                                        76,044         73,838

  Long-term license installments, net                            48,133         36,403
  Equipment and improvements, net                                 6,883          5,578
  Purchased software, net                                        10,524         11,701
                                                               --------       --------
      Total assets                                             $141,584       $127,520
                                                               ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                         $ 9,259        $ 5,398
  Deferred revenue                                               11,265          1,754
  Deferred income taxes                                           4,240          3,978
                                                               --------       --------
     Total current liabilities                                   24,764         11,130
                                                               --------       --------

Deferred income taxes                                             3,669          3,669
                                                               --------       --------

Stockholders' Equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; no shares issued and outstanding                      --             --
  Common stock, $.01 par value, 45,000,000 shares authorized;
   28,607,200 shares and 28,545,100 shares issued and
   outstanding in 1998 and 1997, respectively                       286            285
  Additional paid-in capital                                     87,133         86,841
  Deferred compensation                                             (45)           (55)
  Stock warrant                                                   2,897          2,897
  Retained earnings                                              23,257         23,107
  Cumulative foreign currency translation adjustment               (377)          (354)
                                                               --------       --------
     Total stockholders' equity                                 113,151        112,721
                                                               --------       --------
      Total liabilities and stockholders' equity               $141,584       $127,520
                                                               ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A                                                         Page 4 of 18


                             PEGASYSTEMS INC.
                     Consolidated Statements of Income
                 (in thousands, except per share amounts)
                                (Unaudited)

                                              Three Months Ended                        Six Months Ended
                                                  June 30,                                 June 30,
                                          1998               1997                  1998                  1997
                                     -------------       -------------         -------------         --------------
                                     (As Restated)       (As Restated)         (As Restated)         (As Previously
                                                                                                        Restated)
Revenue:
  Software license                      $ 9,956             $ 2,220              $ 18,165                $ 7,511
  Services                                8,201               3,052                14,226                  5,719
                                        -------             -------              --------                -------
   Total revenue                         18,157               5,272                32,391                 13,230
                                        -------             -------              --------                -------

Cost of revenue:
  Cost of software license                  735                  10                   881                     20
  Cost of services                        5,445               2,386                 9,529                  4,536
                                        -------             -------              --------                -------
   Total cost of revenue                  6,180               2,396                10,410                  4,556
                                        -------             -------              --------                -------

Gross Profit                             11,977               2,876                21,981                  8,674

Operating expenses:
  Research and development                5,310               3,253                10,521                  5,839
  Selling and marketing                   5,825               4,403                11,112                  7,096
  General and administrative              1,237                 641                 2,486                  1,246
                                        -------             -------              --------                -------
   Total operating expenses              12,372               8,297                24,119                 14,181
                                        -------             -------              --------                -------
Loss from operations                       (395)             (5,421)               (2,138)                (5,507)

License interest income                     604                 421                 1,153                    795
Other interest income                       598                 998                 1,227                  1,748
                                        -------             -------              --------                -------
Income (loss) before provision
 (benefit) for income taxes                 807              (4,002)                  242                 (2,964)

Provision (benefit) for income taxes        307              (1,520)                   92                 (1,126)
                                        -------             -------              --------                -------
Net income (loss)                          $500             $(2,482)                 $150                $(1,838)
                                        =======             =======              ========                =======

Earnings (loss) per share:
 Basic                                    $0.02              $(0.09)                $0.01                 $(0.07)
                                        =======             =======              ========                =======
 Diluted                                  $0.02              $(0.09)                $0.01                 $(0.07)
                                        =======             =======              ========                =======

Weighted average number of common and
 potential common shares outstanding:
 Basic                                   28,573              28,452                28,560                 28,134
                                        =======             =======              ========                =======
 Diluted                                 30,781              28,452                30,463                 28,134
                                        =======             =======              ========                =======



             The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q/A                                                         Page 5 of 18


                            PEGASYSTEMS INC.
                 Consolidated Statements of Cash Flows
                             (in thousands)


                                                                Six Months Ended
                                                                    June 30,
                                                              1998            1997
                                                         -------------   --------------
                                                         (As Restated)   (As Previously
                                                                            Restated)
Cash Flows from Operating Activities:
   Net income (loss)                                            $150        $(1,838)
   Adjustments to reconcile net income
     (loss) to net cash used in
     operating activities:
      Provision (benefit) for deferred income taxes              262         (1,126)
      Depreciation and amortization                            2,646            804
      Provision for doubtful accounts                            300            815
      Changes in operating assets and liabilities:
        Trade and installment accounts receivable            (21,736)        (3,668)
        Prepaid expenses and other current assets               (607)          (385)
        Accounts payable and accrued expenses                  3,861            963
        Deferred revenue                                       9,511          2,024
                                                             -------        -------
         Net cash used in operating activities                (5,613)        (2,411)
                                                             -------        -------


Cash Flows from Investing Activities:
   Purchase of equipment and improvements                     (2,764)        (1,565)
                                                             -------        -------
         Net cash used in investing activities                (2,764)        (1,565)
                                                             -------        -------


Cash Flows from Financing Activities:
   Issuance of common stock, net                                  --         51,943
   Exercise of stock options                                     293            424
                                                             -------        -------
         Net cash provided by financing activities               293         52,367

Effect of exchange rate on cash and cash equivalents             (23)           (81)
                                                             -------        -------
Net increase (decrease) in cash and cash equivalents          (8,107)        48,310

Cash and cash equivalents, at beginning of period             52,005         24,201
                                                             -------        -------
Cash and cash equivalents, at end of period                  $43,898        $72,511
                                                             =======        =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Form 10-Q/A                                                         Page 6 of 18

                            PEGASYSTEMS INC.
           Notes to Consolidated Interim Financial Statements
                             June 30, 1998
                              (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report to Stockholders filed with the Securities and Exchange Commission.


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

A summary of the impact of such restatements on the consolidated financial statements for the unaudited three and six-month periods ended June 30, 1998 is as follows:

Form 10-Q/A                                                         Page 7 of 18


                            PEGASYSTEMS INC.
         Notes to Consolidated Financial Statements - Continued
                             June 30, 1998


Note B - Subsequent Event - continued

                                                          Unaudited
                                                      Three Months Ended
                                                        June 30, 1998
(in thousands, except per share data)          As Previously     As Restated
                                                 Reported
                                               -------------     -----------
Software license revenue                          $ 14,534         $  9,956
Services revenue                                  $  9,005         $  8,201
Total revenue                                     $ 23,539         $ 18,157
Income (loss) from operations                     $  5,115         $   (395)
Net income                                        $  3,916         $    500
Earnings per share: Basic                         $   0.14         $   0.02
Earnings per share: Diluted                       $   0.13         $   0.02
Total assets                                      $142,685         $141,584

                                                          Unaudited
                                                       Six Months Ended
                                                        June 30, 1998
(in thousands, except per share data)          As Previously
                                                 Reported        As Restated
                                               ------------      -----------
Software license revenue                          $ 25,922         $ 18,165
Services revenue                                  $ 15,584         $ 14,226
Total revenue                                       41,506         $ 32,391
Income (loss) from operations                        7,130         $ (2,138)
Net income                                        $  5,896         $    150
Earnings per share: Basic                         $   0.21         $   0.01
Earnings per share: Diluted                       $   0.19         $   0.01
Total assets                                      $142,685         $141,584

Form 10-Q/A                                                         Page 8 of 18


                            PEGASYSTEMS INC.
         Notes to Consolidated Financial Statements - Continued
                             June 30, 1998


Note C - Earnings Per Share

The Company follows the provisions of Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. Calculations of basic and diluted net income (loss) per share and potential common shares are as follows:

                                                     Three Months Ended                         Six Months Ended
                                                           June 30,                                 June 30,
(in thousands, except per share data)             1998                 1997                 1998                1997
                                             -------------        -------------        -------------        -------------
                                             (As Restated)        (As Restated)        (As Restated)        (As Restated)
Basic
Net income (loss)                                $  500             $ (2,482)              $  150             $ (1,838)
                                                 ======             ========               ======             ========
Weighted average common shares outstanding       28,573               28,452               28,560               28,134
                                                 ======             ========               ======             ========

Basic earnings (loss) per share                  $ 0.02             $  (0.09)              $ 0.01             $  (0.07)
                                                 ======             ========               ======             ========

Diluted
Net income (loss)                                $  500             $ (2,482)              $  150             $ (1,838)
                                                 ======             ========               ======             ========
Weighted average common shares outstanding       28,573               28,452               28,560               28,134
Effect of:
         Assumed exercise of stock options        2,208                   --                1,903                   --
                                                 ------             --------               ------             --------
Weighted average common shares outstanding,
     Assuming dilution                           30,781               28,452               30,463               28,134
                                                 ======             ========               ======             ========
Diluted earnings (loss) per share                $ 0.02             $  (0.09)              $ 0.01             $  (0.07)
                                                 ======             ========               ======             ========

For the three-month periods ended June 30, 1998 and 1997, 295,970 and 77,368 options, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive. For the six-month periods ended June 30, 1998 and 1997, 577,025 and 77,564 options, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

Form 10-Q/A                                                         Page 9 of 18


                            PEGASYSTEMS INC.
     Notes to Consolidated Interim Financial Statements - Continued
                             June 30, 1998


Note D - New Accounting Standards

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                     Three Months Ended                         Six Months Ended
                                                           June 30,                                 June 30,
                                                       (in thousands)                            (in thousands)
                                                  1998                 1997                 1998                1997
                                             -------------        -------------        -------------        -------------
                                             (As Restated)        (As Restated)        (As Restated)        (As Restated)
Net income (loss)                                 $ 500             $ (2,482)               $ 150              $(1,838)
Foreign currency translation
  adjustments, net of income
  taxes                                              23                   23                   50                   50
                                                  -----             --------                -----              -------
Comprehensive income (loss)                       $ 523             $ (2,459)               $ 200              $(1,788)
                                                  =====             ========                =====              =======

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

Form 10-Q/A                                                        Page 10 of 18


                                PEGASYSTEMS INC.
         Notes to Consolidated Interim Financial Statements - Continued
                                  June 30, 1998


Note E - 1997 Restatement

On April 15, 1998, the Company restated its consolidated financial statements for the three-month periods ended March 31, 1997, June 30, 1997 and September 30, 1997. The restatements reflected revenue adjustments, as a result of a change in the timing of revenue recognition on certain contracts. These adjustments resulted in revenue reversals or in an increase of deferred revenue. Also included in the restated consolidated financial statements were operating expenses, including a provision for bad debts not previously recorded by the Company and the recording of certain other expenses and reserves.

As discussed above in Note B, as a result of a further review of prior revenue transactions, the Company determined that one revenue transaction was improperly recognized in the three-month period ended March 31, 1997, but should have been recognized in the three-month period ended June 30, 1997. Accordingly, the Company has again restated its consolidated financial statements for the unaudited three-month period ended June 30, 1997. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

A summary of the impact of such restatement on the financial statements for the three and six-month periods ended June 30, 1997 is as follows:

                                              Three Months Ended
                                                June 30, 1997
                                             As
                                           Previously     As Restated
(in thousands, except per share data)       Restated
                                           ----------     -----------
Software license revenue                    $  1,696        $  2,220
Services revenue                            $  3,052        $  3,052
Total revenue                               $  4,748        $  5,272
Loss from operations                        $ (5,945)       $ (5,421)
Net loss                                    $ (2,806)       $ (2,482)
Loss per share: Basic                       $  (0.10)       $  (0.09)
Loss per share: Diluted                     $  (0.10)       $  (0.09)
Total assets                                $132,106        $132,106

                                               Six Months Ended
                                                June 30, 1997
                                         As Previously        As
                                            Reported      Previously
(in thousands, except per share data)                      Restated
                                         -------------    ----------
Software license revenue                    $ 10,462        $  7,511
Services revenue                            $  6,004        $  5,719
Total revenue                               $ 16,466        $ 13,230
Loss from operations                        $ (1,093)       $ (5,507)
Net income (loss)                           $    899        $ (1,838)
Earnings (loss) per share: Basic            $   0.03        $  (0.07)
Earnings (loss) per share: Diluted          $   0.03        $  (0.07)
Total assets                                $123,311        $132,106

Form 10-Q/A                                                        Page 11 of 18


                            PEGASYSTEMS INC.
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations



Results of Operations


Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

On April 15, 1998, the Company restated its consolidated financial statements for the three - month and six - month periods ended June 30, 1997. The restatements reflected revenue adjustments as a result of a change in the timing of revenue recognition on certain contracts. Also included in the restated consolidated financial statements were operating expenses, including a provision for bad debts not previously recorded by the Company and the recording of certain other expenses and reserves.

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


Revenue

Total revenue for the three months ended June 30, 1998 (the "1998 Three Month Period") increased 244.4% to $18.2 million from $5.3 million for the three months ended June 30, 1997 (the "1997 Three Month Period"). Total revenue for the six months ended June 30, 1998 (the "1998 Six Month Period") increased 144.8% to $32.4 million from $13.2 million for the six months ended June 30, 1997 (the "1997 Six Month Period"). These increases were due to increases in both software license and services revenue.

Software license revenue for the 1998 Three Month Period increased 348.5% to $10.0 million from $2.2 million for the 1997 Three Month Period. Software license revenue for the 1998 Six Month Period increased 141.8% to $18.2 million from $7.5 million for the 1997 Six Month Period. These increases in software license revenue were primarily attributable to software license acceptances by new customers, software license agreement renewals, and extended software usage by existing customers.

Form 10-Q/A                                                        Page 12 of 18


                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Services revenue for the 1998 Three Month Period increased 168.7% to $8.2 million from $3.1 million for the 1997 Three Month Period. Services revenue for the 1998 Six Month Period increased 148.7% to $14.2 million from $5.7 million for the 1997 Six Month Period. These increases in services revenue were primarily attributable to additional consulting services provided to existing customers, increased implementation services for new customers, and to a lesser extent, increased maintenance revenue from a larger installed product base.


Cost of Revenue

Cost of software license for the 1998 Three Month Period increased 7,250.0% to $0.7 million from $0.01 million for the 1997 Three Month Period. As a percentage of software license revenue, cost of software license increased to 7.4% for the 1998 Three Month Period from 0.5% for the 1997 Three Month Period. Cost of software license for the 1998 Six Month Period increased 4,305.0% to $0.9 million from $0.02 million for the 1997 Six Month Period. As a percentage of software license revenue, cost of software license increased to 4.8% for the 1998 Six Month Period from 0.3% for the 1997 Six Month Period. These increases were primarily due to licensing third party software and amortization costs associated with a stock purchase warrant issued by the Company in June 1997.

Cost of services for the 1998 Three Month Period increased 128.2% to $5.4 million from $2.4 million for the 1997 Three Month Period. Cost of services for the 1998 Six Month Period increased 110.1% to $9.5 million from $4.5 million for the 1997 Six Month Period. These increases were due to costs associated with increased staffing in the Company's Client Services group. Cost of services as a percentage of services revenue decreased to 66.4% for the 1998 Three Month Period from 78.2% for the 1997 Three Month Period. Cost of services as a percentage of services revenue decreased to 67.0% for the 1998 Six Month Period from 79.3% for the 1997 Six Month Period. These improved gross margins, for both the 1998 Three and Six Month Periods, were due to more effective use of a larger Consulting Services staff.


Operating Expenses

Research and development expenses for the 1998 Three Month Period increased 63.2% to $5.3 million from $3.3 million for the 1997 Three Month Period. Research and development expenses for the 1998 Six Month Period increased 80.2% to $10.5 million from $5.8 million for the 1997 Six Month Period. These increases were primarily due to costs associated with increased staffing in the Company's research and development group and amortization costs associated with the acquisition of FDR's ESP Software. As a percentage of total revenue, research and development expenses decreased to 29.2% for the 1998 Three Month Period from 61.7% for the 1997 Three Month Period. As a percentage of total revenue, research and development expenses decreased to 32.5% for the 1998 Six Month Period from 44.1% for the 1997 Six Month Period. These decreases were due to increased growth in the Company's total revenue.

Selling and marketing expenses for the 1998 Three Month Period increased 32.3% to $5.8 million from $4.4 million for the 1997 Three Month Period. Selling and marketing expenses for the 1998 Six Month Period increased 56.6% to $11.1 million from $7.1 million for the 1997 Six Month Period. These increases were primarily due to costs associated with increased staffing in the Company's selling and marketing group. As a percentage of total revenue, selling and marketing expenses decreased to 32.1% for the 1998 Three Month Period from 83.5% for the 1997 Three Month Period. As a percentage of total revenue, selling and marketing expenses decreased to 34.3% for the 1998 Six Month Period from 53.6% for the 1997 Six Month Period. These decreases were due to increased growth in the Company's total revenue.

Form 10-Q/A                                                        Page 13 of 18

                            PEGASYSTEMS INC.
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


General and administrative expenses for the 1998 Three Month Period increased 93.0% to $1.2 million from $0.6 million for the 1997 Three Month Period. General and administrative expenses for the 1998 Six Month Period increased 99.5% to $2.5 million from $1.2 million for the 1997 Six Month Period. These increases were due to increased investment in the infrastructure needed to support the Company's growth, and increased professional fees incurred as a result of the change in the Company's independent public accountants. General and administrative expenses decreased as a percentage of total revenue to 6.8% for the 1998 Three Month Period from 12.2% for the 1997 Three Month Period and to 7.7% for the 1998 Six Month Period from 9.4% for the 1997 Six Month Period. These decreases were due to increased growth in the Company's total revenue.


License Interest Income

License interest income, which is the portion of all license fees due under software license agreements that was not recognized upon product acceptance or license renewal, increased 43.5% to $604,000 for the 1998 Three Month Period from $421,000 for the 1997 Three Month Period. License interest income increased 45.0% to $1.2 million for the 1998 Six Month Period from $795,000 for the 1997 Six Month Period. These increases were due to an increase in the Company's installed customer base.


Provision for Income Taxes

The tax provision for federal, state and foreign taxes was $.3 million for the 1998 Three Month Period. The tax benefit for the 1997 Three Month Period was $1.5 million. The tax provision for federal, state and foreign taxes was $.1 million for the 1998 Six Month Period. The tax benefit for the 1997 Six Month Period was $1.1 million. The effective tax rate has remained constant at 38.0% for the 1998 and 1997 Three and Six Month Periods.


Liquidity and Capital Resources

Since its inception, the Company has funded its operations primarily through cash flows from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Net proceeds to the Company from this offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Net proceeds to the Company from this second offering were approximately $51.9 million. At June 30, 1998, the Company had cash and cash equivalents of approximately $43.9 million and working capital of approximately $51.3 million.

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

Form 10-Q/A                                                        Page 14 of 18

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

Form 10-Q/A                                                        Page 15 of 18

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

*10.1   Amended and Restated 1994 Long-Term Incentive Plan

27.1    Financial Data Schedule.

(b) Reports on Form 8-K:

None

------------
*Previously filed.

Form 10-Q/A                                                        Page 16 of 18

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