Form 10-Q
period 1998-09-30
PEGASYSTEMS INC
filed 1999-01-20
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                  For the transition period from _____ to _____

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

                                Yes  [X]    No [ ]
                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 28,683,100 shares of the Registrant's common stock, $.01 par value per share, outstanding on December 31, 1998.

                        PEGASYSTEMS INC. AND SUBSIDIARIES
                               Index to Form 10-Q

 Part I - Financial Information

 Item 1.  Financial Statements

                                                                        Page
                                                                        ----
           Consolidated Balance Sheets at September 30, 1998             3
           and December 31, 1997

           Consolidated Statements of Income for the three and nine      4
           months ended September 30, 1998 and September 30, 1997

           Consolidated Statements of Cash Flows for the nine            5
           months ended September 30, 1998 and September 30, 1997

           Notes to Consolidated Financial Statements                    6

 Item 2.  Management's Discussion and Analysis of Financial             11
           Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk    20

 Part II - Other Information

 Item 1.  Legal Proceedings                                             20

 Item 2.  Changes in Securities and Use of Proceeds                     20

 Item 3.  Defaults upon Senior Securities                               20

 Item 4.  Submission of Matters to a Vote of Security Holders           21

 Item 5.  Other Information                                             21

 Item 6.  Exhibits and Reports on Form 8-K                              21

 SIGNATURES                                                             22

                                PEGASYSTEMS INC.
                           Consolidated Balance Sheets
                  (in thousands, except share-related amounts)

                                                                              September 30,         December 31,
                                                                                  1998                  1997
                                                                              -------------         ------------
Assets
Current assets:
   Cash and cash equivalents                                                        $33,231              $52,005
    Trade and installment accounts receivable,  net of
    allowance for doubtful  accounts of $1,827 in 1998
    and $2,200 in 1997                                                               35,314               20,319
   Prepaid expenses and other current assets                                          2,188                1,514
                                                                                -----------           ----------
       Total current assets                                                          70,733               73,838

   Long-term license installments, net                                               58,103               36,403
   Equipment and improvements, net                                                    9,187                5,578
   Purchased software, net                                                            9,932               11,701
                                                                                -----------           ----------
         Total assets                                                              $147,955             $127,520
                                                                                ===========           ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                            $10,259              $ 5,398
   Deferred revenue                                                                  18,521                1,754
   Deferred income taxes                                                              3,484                3,978
                                                                                -----------           ----------
       Total current liabilities                                                     32,264               11,130
                                                                                -----------           ----------

Deferred income taxes                                                                 3,669                3,669
                                                                                 -----------           ----------

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                                        --                   --
   Common stock, $.01 par value, 45,000,000 shares authorized;
     28,648,800 shares and 28,545,100 shares issued and
     outstanding in 1998 and 1997, respectively                                         288                  285
   Additional paid-in capital                                                        87,259               86,841
   Deferred compensation                                                                (41)                 (55)
   Stock warrant                                                                      2,897                2,897
   Retained earnings                                                                 22,042               23,107
   Cumulative foreign currency translation adjustment                                  (423)                (354)
                                                                                -----------           ----------
       Total stockholders' equity                                                   112,022              112,721
                                                                                -----------           ----------
         Total liabilities and stockholders' equity                                $147,955             $127,520
                                                                                ===========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                    Page 4 of 22
                                PEGASYSTEMS INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                          1998              1997                1998             1997
                                                     --------------   ---------------      --------------   --------------
                                                                      (As Restated)                         (As Restated)
Revenue:
   Software license                                         $9,059           $ 5,090             $27,224          $12,601
   Services                                                  8,572             3,578              22,799            9,297
                                                       -----------      ------------         -----------      -----------
     Total revenue                                          17,631             8,668              50,023           21,898
                                                       -----------      ------------         -----------      -----------

Cost of revenue:
   Cost of software license                                    116                86                 997              106
   Cost of services                                          6,465             2,829              15,995            7,365
                                                       -----------      ------------         -----------      -----------
     Total cost of revenue                                   6,581             2,915              16,992            7,471
                                                       -----------      ------------         -----------      -----------

Gross Profit                                                11,050             5,753              33,031           14,427

Operating expenses:
   Research and development                                  6,335             4,261              16,856           10,100
   Selling and marketing                                     6,268             4,782              17,380           11,878
   General and administrative                                1,829               721               4,315            1,967
                                                       -----------      ------------         -----------      -----------
     Total operating expenses                               14,432             9,764              38,551           23,945
                                                       -----------      ------------         -----------      -----------

Income (loss) from operations                               (3,382)           (4,011)             (5,520)          (9,518)

License interest income                                        704               476               1,857            1,271
Other interest income                                          718               922               1,945            2,670
                                                       -----------      ------------         -----------      -----------
Income (loss) before provision
  (benefit) for income taxes                                (1,960)           (2,613)             (1,718)          (5,577)

Provision (benefit) for income taxes                          (745)             (993)               (653)          (2,119)
                                                       -----------      ------------         -----------      -----------
Net income (loss)                                          $(1,215)          $(1,620)            $(1,065)         $(3,458)
                                                       ===========      ============         ===========      ===========

Earnings (loss) per share:
  Basic                                                     $(0.04)           $(0.06)             $(0.04)          $(0.12)
                                                       ===========      ============         ===========      ===========
  Diluted                                                   $(0.04)           $(0.06)             $(0.04)          $(0.12)
                                                       ===========      ============         ===========      ===========

Weighted average number of common and
  common equivalent shares outstanding:
  Basic                                                     28,628            28,520              28,576           28,264
                                                       ===========      ============         ===========      ===========
  Diluted                                                   29,997            28,520              29,813           28,264
                                                       ===========      ============         ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                    Page 5 of 22
                                PEGASYSTEMS INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        1998                 1997
                                                                                     ---------            ---------
                                                                                                        (As Restated)
Cash Flows from Operating Activities:
     Net income (loss)                                                                 $(1,065)             $(3,458)
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
         Provision for deferred income taxes                                              (494)              (2,119)
         Depreciation and amortization                                                   4,169                2,258
         Provision for doubtful accounts                                                  (373)               1,315
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable                                   (36,322)              (8,096)
           Prepaid expenses and other current assets                                      (674)                (553)
           Accounts payable and accrued expenses                                         4,862                1,214
           Deferred revenue                                                             16,767                  792
                                                                                     ---------            ---------
              Net cash used in operating activities                                    (13,130)              (8,647)
                                                                                     ---------            ---------

Cash Flows from Investing Activities:
     Purchase of equipment and improvements                                            (5,996)               (3,277)
     Purchased software                                                                     --              (10,000)
                                                                                     ---------            ---------
              Net cash used in investing activities                                    (5,996)              (13,277)
                                                                                     ---------            ---------

Cash Flows from Financing Activities:
     Issuance of common stock, net                                                          --               51,943
     Exercise of stock options                                                             421                  623
                                                                                     ---------            ---------
              Net cash provided by financing activities                                    421               52,566
                                                                                     ---------            ---------

Effect of exchange rate on cash and cash equivalents                                      (69)                 (288)
                                                                                     ---------            ---------
Net increase (decrease) in cash and cash equivalents                                  (18,774)               30,354

Cash and cash equivalents, at beginning of period                                       52,005               24,201
                                                                                     ---------            ---------
Cash and cash equivalents, at end of period                                            $33,231              $54,555
                                                                                     =========            =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                    Page 6 of 22
                                PEGASYSTEMS INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report to Stockholders filed with the Securities and Exchange Commission.


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

A summary of the impact of such changes on the consolidated financial statements for the unaudited three and nine-month periods ended September 30, 1998 is as follows:

                                                                    Page 7 of 22
                                PEGASYSTEMS INC.
             Notes to Consolidated Financial Statements - Continued
                               September 30, 1998

Note B - Subsequent Event - Continued

                                                                                      Unaudited
                                                                                  Three Months Ended
                                                                                  September 30, 1998
(in thousands, except per share data)                                  As Reported               As Revised *
                                                                       -----------               ------------
Software license revenue                                                 $14,828                     $9,059
Services revenue                                                         $11,851                     $8,572
Total revenue                                                            $26,679                    $17,631
Income (loss) from operations                                             $6,676                    $(3,382)
Net income (loss)                                                         $5,021                    $(1,215)
Earnings (loss) per share: Basic                                           $0.18                     $(0.04)
Earnings (loss) per share: Diluted                                         $0.17                     $(0.04)
Total assets                                                            $150,596                   $147,955

                                                                                      Unaudited
                                                                                   Nine Months Ended
                                                                                  September 30, 1998
(in thousands, except per share data)                                  As Reported               As Revised *
                                                                       -----------               ------------
Software license revenue                                                 $40,750                    $27,224
Services revenue                                                         $27,436                    $22,799
Total revenue                                                            $68,186                    $50,023
Income (loss) from operations                                            $13,806                    $(5,520)
Net income (loss)                                                        $10,917                    $(1,065)
Earnings (loss) per share: Basic                                           $0.38                     $(0.04)
Earnings (loss) per share: Diluted                                         $0.37                     $(0.04)
Total assets                                                            $150,596                   $147,955

* Revised from the Company's preliminary financial results for the unaudited three and nine-month periods ended September 30, 1998 announced on October 29, 1998.

                                                                    Page 8 of 22
                                PEGASYSTEMS INC.
             Notes to Consolidated Financial Statements - Continued
                               September 30, 1998

Note C - Earnings (Loss) Per Share

The Company follows the provisions of Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Calculations of basic and diluted earnings
(loss) per share and potential common shares are as follows:

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
(in thousands, except per share data)                      1998             1997             1998             1997
------------------------------------                     --------         --------          -------         --------
                                                                        (As Restated)                    (As Restated)
Basic
Net income (loss)                                        $ (1,215)        $ (1,620)         $(1,065)        $ (3,458)
                                                         ========         ========          =======         ========
Weighted average common shares outstanding                 28,628           28,520           28,576           28,264
                                                         ========         ========          =======         ========
Basic earnings (loss) per share                           $ (0.04)        $  (0.06)         $ (0.04)         $ (0.12)
                                                         ========         ========          =======         ========

Diluted
Net income (loss)                                        $ (1,215)        $ (1,620)         $(1,065)        $ (3,458)
                                                         ========         ========          =======         ========
Weighted average common shares outstanding                 28,628           28,520           28,576           28,264
Effect of:
     Assumed exercise of stock options                      1,369               --            1,237               --
                                                         --------         --------          -------         --------
Weighted average common shares outstanding,
     Assuming dilution                                     29,997           28,520           29,813           28,264
                                                         ========         ========          =======         ========
Diluted earnings (loss) per share                        $  (0.04)        $  (0.06)         $ (0.04)         $ (0.12)
                                                         ========         ========          =======         ========

Anti-dilutive securities that were not included in
the above table are as follows:
      Stock Options                                            97            1,345              320            1,339
      Stock Warrant                                           285              204              285               69
                                                         --------         --------          -------         --------
                                                              382            1,549              605            1,408
                                                         ========         ========          =======         ========

Note D - New Accounting Standards

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
(in thousands)                                             1998             1997              1998            1997
 ------------                                            --------         --------          -------         --------
Net income (loss)                                         $(1,215)         $(1,620)         $(1,065)         $(3,458)
Foreign currency translation adjustments,  net
   of income taxes                                             29              128               43              178
                                                         ========         ========          =======         ========
Comprehensive income (loss)                               $(1,186)         $(1,492)         $(1,022)         $(3,280)
                                                         ========         ========          =======         ========

                                                                    Page 9 of 22
                                PEGASYSTEMS INC.
             Notes to Consolidated Financial Statements - Continued
                               September 30, 1998

Note E - 1997 Restatement

On April 15, 1998, the Company restated its consolidated financial statements for the three-month periods ended March 31, 1997, June 30, 1997, and September 30, 1997. The restatements reflected revenue adjustments as a result of a change in the timing of revenue recognition on certain contracts. Also included in the restated consolidated financial statements were operating expenses, including a provision for bad debts not previously recorded by the Company and the recording of certain other expenses and reserves. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

A summary of the impact of such restatements on the financial statements for the three and nine-month periods ended September 30, 1997 are as follows:

                                                                                  Three Months Ended
                                                                                  September 30, 1997

                                                                            As Previously           As
(in thousands, except per share data)                                         Reported           Restated
-------------------------------------                                       -------------       -----------
Software license revenue                                                      $  3,273            $  5,090
Services revenue                                                              $  3,737            $  3,578
Total revenue                                                                 $  7,010            $  8,668
Loss from operations                                                          $ (5,009)           $ (4,011)
Net loss                                                                      $ (2,239)           $ (1,620)
Loss per share: Basic                                                         $  (0.08)           $  (0.06)
Loss per share: Diluted                                                       $  (0.08)           $  (0.06)
Total assets                                                                  $121,023            $118,507
                                                                                   Nine Months Ended
                                                                                  September 30, 1997

                                                                            As Previously           As
(in thousands, except per share data)                                         Reported           Restated
-------------------------------------                                       -------------       -----------
Software license revenue                                                      $ 13,734            $ 12,601
Services revenue                                                              $  9,742            $  9,297
Total revenue                                                                 $ 23,476            $ 21,898
Loss from operations                                                          $ (6,102)           $ (9,518)
Net loss                                                                      $ (1,340)           $ (3,458)
Loss per share: Basic                                                         $  (0.05)           $  (0.12)
Loss per share: Diluted                                                       $  (0.05)           $  (0.12)
Total assets                                                                  $121,023            $118,507

                                                                   Page 10 of 22
                                PEGASYSTEMS INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

On April 15, 1998, the Company restated its consolidated financial statements for the unaudited three-month and nine-month periods ended September 30, 1997. The restatements reflected revenue adjustments as a result of a change in the timing of revenue recognition on certain contracts. Also included in the restated consolidated financial statements were operating expenses, including a provision for bad debts not previously recorded by the Company and the recording of certain other expenses and reserves.

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


Revenue

Total revenue for the three months ended September 30, 1998 (the "1998 Three Month Period") increased 103.4% to $17.6 million from $8.7 million for the three months ended September 30, 1997 (the "1997 Three Month Period"). Total revenue for the nine months ended September 30, 1998 (the "1998 Nine Month Period") increased 128.4% to $50.0 million from $21.9 million for the nine months ended September 30, 1997 (the "1997 Nine Month Period"). These increases were due to increases in both software license and services revenue.

Software license revenue for the 1998 Three Month Period increased 78.0% to $9.1 million from $5.1 million for the 1997 Three Month Period. Software license revenue for the 1998 Nine Month Period increased 116.1% to $27.2 million from $12.6 million for the 1997 Nine Month Period. These increases in software license revenue were primarily attributable to software license acceptances by new customers, software license agreement renewals, and extensions by existing customers.

Services revenue for the 1998 Three Month Period increased 139.6% to $8.6 million from $3.6 million for the 1997 Three Month Period. Services revenue for the 1998 Nine Month Period increased 145.2% to $22.8 million from $9.3 million for the 1997 Nine Month Period. These increases in services revenue were primarily attributable to additional consulting services provided to existing customers, increased implementation services for new customers, and to a lesser extent, increased maintenance revenue from a larger installed product base. Due to the Company's ability to enter into larger dollar software license transactions, the size of services revenue transactions has increased.

Cost of Revenue

Cost of software license revenue for the 1998 Three Month Period increased 34.9% to $0.1 million from $0.09 million for the 1997 Three Month Period and decreased as a percentage of software license revenue to 1.3% for the 1998 Three Month Period from 1.7% for the 1997 Three Month Period. Cost of software license revenue for the 1998 Nine Month Period increased 840.6% to $1.0 million from $0.1 million for the 1997 Nine Month Period and increased as a percentage of software license revenue to 3.7% for the 1998 Nine Month Period from 0.8% for the 1997 Nine Month Period. These increases were primarily due to licensing third-party software and amortization costs associated with a stock purchase warrant issued by the Company in June 1997.

Cost of services revenue for the 1998 Three Month Period increased 128.5% to $6.5 million from $2.8 million for the 1997 Three Month Period. Cost of services revenue for the 1998 Nine Month Period increased 117.2% to $16.0 million from $7.4 million for the 1997 Nine Month Period. These increases were due to costs associated with increased staffing in the Company's Client Services group. Cost of services revenue as a percentage of services revenue decreased to 75.4% for the 1998 Three Month Period from 79.1% for the 1997 Three Month Period. Cost of services revenue as a percentage of services revenue decreased to 70.2% for the 1998 Nine Month Period from 79.2% for the 1997 Nine Month Period. These improved gross margins, for both the 1998 Three and Nine Month Periods, were due to more effective utilization of a larger Consulting Services staff.

Operating Expenses

Research and development expenses for the 1998 Three Month Period increased 48.7% to $6.3 million from $4.3 million for the 1997 Three Month Period. Research and development expenses for the 1998 Nine Month Period increased 66.9% to $16.9 million from $10.1 million for the 1997 Nine Month Period. These increases were primarily due to costs associated with the addition of approximately 50 people to the Company's research and development group. For the 1998 Nine Month Period the increase was also attributable to amortization costs associated with the acquisition of certain third party software. As a percentage of total revenue, research and development expenses decreased to 35.9% for the 1998 Three Month Period from 49.2% for the 1997 Three Month Period. As a percentage of total revenue, research and development expenses decreased to 33.7% for the 1998 Nine Month Period from 46.1% for the 1997 Nine Month Period. These decreases were due to rapid growth in the Company's total revenue.

Selling and marketing expenses for the 1998 Three Month Period increased 31.1% to $6.3 million from $4.8 million for the 1997 Three Month Period. Selling and marketing expenses for the 1998 Nine Month Period increased 46.3% to $17.4 million from $11.9 million for the 1997 Nine Month Period. These increases were primarily due to costs associated with the addition of approximately 50 people to the Company's selling and marketing group. As a percentage of total revenue, selling and marketing expenses decreased to 35.5% for the 1998 Three Month Period from 55.2% for the 1997 Three Month Period. As a percentage of total revenue, selling and marketing expenses decreased to 34.7% for the 1998 Nine Month Period from 54.2% for the 1997 Nine Month Period. These decreases were due to rapid growth in the Company's total revenue.

General and administrative expenses for the 1998 Three Month Period increased 153.7% to $1.8 million from $0.7 million for the 1997 Three Month Period. General and administrative expenses for the 1998 Nine Month Period increased 119.4% to $4.3 million from $2.0 million for the 1997 Nine Month Period. General and administrative expenses increased as a percentage of total revenue to 10.4% for the 1998 Three Month Period from 8.3% for the 1997 Three Month Period. These increases were due to increased staffing in the accounting, computer systems and facilities management groups needed to support the Company's growth and to additional professional fees. Such professional fees were incurred as a result of additional interim audit and tax services performed and costs associated with ongoing litigation. General and administrative expenses decreased as a percentage of total revenue to 8.6% for the 1998 Nine Month Period from 9.0% for the 1997 Nine Month Period due to an increase in the Company's total revenue.

License Interest Income

License interest income, which is the portion of all license fees due and received under software license agreements that was not recognized upon product acceptance or license renewal, increased 47.9% to $0.7 million for the 1998 Three Month Period from $0.5 million for the 1997 Three Month Period and increased 46.1% to $1.9 million for the 1998 Nine Month Period from $1.3 million for the 1997 Nine Month Period. These increases were due to an increase in the dollar value of effective software license agreements.

Other Income

Other income, which consists of interest income generated on cash and cash equivalents, and mark to market gains or losses on foreign denominated accounts receivable, decreased 22.1% to $0.7 million for the 1998 Three Month Period from $0.9 million for the 1997 Three Month Period and decreased 27.2% to $1.9 million for the 1998 Nine Month Period from $2.7 million for the 1997 Nine Month Period. These decreases were due to lower cash and cash equivalent balances being invested, partially offset by gains recognized on the mark to market of foreign denominated accounts receivable.

Provision for Income Taxes

The tax benefit for federal, state and foreign taxes was $0.8 million and $1.0 million for the 1998 and 1997 Three Month Periods. The tax benefit for federal, state and foreign taxes was $0.7 million and $2.1 million for the 1998 and 1997 Nine Month Periods. The effective tax rate has remained constant at 38.0% for the 1997 and 1998 Three and Nine Month Periods.

Liquidity and Capital Resources

From inception until the Company's initial public offering of Common Stock, the Company funded its operations primarily through cash flows from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Net proceeds to the Company from this offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Net proceeds to the Company from this second offering were approximately $51.9 million. At September 30, 1998, the Company had cash and cash equivalents of approximately $33.2 million and working capital of approximately $38.5 million.

Net cash used in operating activities for the 1998 Nine Month Period was $13.1 million, primarily due to a $36.3 million increase in accounts receivable, partially offset by increases in deferred revenue, and accounts payable and accrued expenses. The Company's accounts receivable increased due to larger sales volume and deterioration in the age of the accounts receivable. The amount of cash used in operating activities for the 1998 Nine Month Period was also attributable to the costs associated with the significant increase in new employees during such period, some of whom, especially those in the Company's Sales and Client Services groups, require months of training and experience before they are able to generate revenue. Additionally, the Company's method of licensing its software over a 60 month period with payments made in monthly installments over the license term results in significant cash utilization during periods of rapid growth because a substantial portion of the associated expenses are incurred prior to the commencement of the license term. The Company is currently taking a number of steps to reduce the amount of cash used in operating activities, including improving billings practices in order to reduce the time between when services are performed and when such services are billed, intensifying collection efforts on past due accounts, exploring the possible sale of license receivables, hiring new employees on a more selective basis and implementing more stringent cost controls.

Net cash used in investing activities was approximately $6.0 million during the 1998 Nine Month Period due to the purchase of property and equipment, consisting mainly of computer hardware and software, furniture and fixtures to support the expansion of certain facilities and the Company's growing employee base.

Net cash provided by financing activities was $0.4 million during the 1998 Nine Month Period due to the exercise of stock options.

The Company's capital commitments consist primarily of operating leases for office space and equipment. At September 30, 1998, the Company's commitments under non-cancelable operating leases for office space with terms in excess of one year totaled $1.0 million, $4.4 million and $4.2 million for 1998, 1999 and 2000, respectively. The Company's total payments under such leases was $2.4 million for the 1998 Nine Month Period.

The Company's $5.0 million revolving bank credit line matures on June 30, 1999. The Company's credit agreement prohibits the payment of dividends and the disposition of assets outside of the ordinary course, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios. At September 30, 1998 and 1997, the Company had no borrowings under such facility. As of September 30, 1998, the Company was not in compliance with the covenants of this credit line and accordingly there was no borrowing availability thereunder. The Company has requested a waiver from the bank regarding its covenant requirements under the existing line of credit, but there can be no assurances that the bank will approve this request.

The Company recorded bad debt expense of $0.6 during the 1998 Nine Month Period primarily to provide for the risk of non-payment of certain receivables relating primarily to consulting and installation services rendered by the Company.

The Company believes that current cash and cash equivalents will be sufficient to fund the Company's operations for the near term. There can be no assurance that additional capital which may be required to support further revenue growth will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

Effect of "Year 2000" Issues.

The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to "00." The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information (or other date changes) could generate erroneous data or fail. Pegasystems' customers rely on date-sensitive operations to calculate internal data and to service their customers. In addition, the Company also uses other companies' products as part of market offerings and for internal use; these programs may also be affected by the issue.

Year 2000 readiness issues may negatively affect the purchasing patterns of existing and potential customers. Many organizations are spending significant amounts and rededicating personnel to correct or patch their current systems to achieve Year 2000 readiness. Thus, fewer funds may be available to purchase the Company's products. Also, the issue may divert customers' and potential customers' time, attention, and resources away from those projects which typically lead to purchases of products or services. The Company does not believe that there is any practical way to ascertain the extent of, and has no plans to address problems associated with, any such reduction in purchasing resources of its customers. Any such reduction could, however, result in a material adverse effect on the Company's business, operating results and financial condition.

Pegasystems has designed and tested the most current versions of its products to be Year 2000 compliant. However, some customers are using earlier product versions. In addition the Company's products are generally integrated with the systems and products of its customers developed by other vendors. Year 2000 problems in these systems and products might significantly limit the ability of the Company's customers to realize the intended benefit offered by the Company's products. The Company may in the future be subject to claims based on Year 2000 problems in others' products or issues arising from the integration of multiple products within an overall system. Although the Company has not been involved in any litigation or proceeding to date involving its products or services related to Year 2000 issues, there can be no assurance that the Company will not in the future be required to defend its products or services or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liabilities of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company business, operating results and financial condition.

The Company also relies on certain computer technology and software that it licenses from third parties, including software that is integrated with the Company's products. These programs may also present Year 2000 problems. Although the Company has not experienced any significant product claims to date, there can be no assurance that unanticipated errors or defects will not result in product liability or other claims in the future. Failure of third-party software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has adopted standard industry practices to prepare for the effect of the upcoming date change on internal data and information technology systems (such as communications, development, accounting, billing, and other systems). The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. Pegasystems expects to substantially complete Year 2000 readiness preparations by the end of the first quarter of 1999 with respect to core business systems.

Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal system. The most reasonably likely worst case scenarios would include:
(i) corruption of data contained in internal information systems, (ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, Internet services, etc.). The Company is in the process of completing contingency planning for high risk areas (such as accounting, payroll, and invoicing/billing systems) at this time and has commenced contingency planning relating to other areas. The Company expects contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.


Inflation

Inflation has not had a significant impact on the Company's operating results to date, and the Company does not expect it to have a significant impact in the future. The Company's license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.

Forward-Looking Statements

Certain statements contained in this Form 10-Q may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements involve various risks and uncertainties which could cause the Company's actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties include the effect of losses from prior periods, liquidity issues, pending litigation and regulatory proceedings, recent adverse publicity, seasonal variation of the Company's operations and fluctuations in the Company's quarterly results, rapid technological change involving the Company's products and those of competitors, delays in product development and implementation, the technological compatibility of the Company's products with its customers' systems, the Company's dependence on customers in the financial services market, intense competition in the markets for the Company's products, risk of non-renewal by current customers, management of the Company's growth, and other risks and uncertainties. Further information regarding those factors which could cause the Company's actual results to differ materially from any forward-looking statements contained herein is provided below.


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

Words such as "expects," "may," "anticipates," "intends," "would," "will," "plans," "believes," "estimates," "should," and similar words and expressions are intended to identify forward-looking statements. These statements are based on estimates, projections, beliefs, and assumptions of the Company and its management and are not guarantees of future performance.

Losses in Prior Periods; Liquidity and Financing Risks. The Company has experienced losses from operations during 1997 and the first three quarters of 1998. The Company intends to take measures to reduce those losses, including implementing various cost controls. If cost containment is not achieved or revenues are not increased, the Company may need to further reduce its cost structure. In addition, to improve its liquidity position, the Company intends to augment its credit/collections staff and efforts, improve its billing systems and offer customers an alternative to the established term license model. The Company believes that its cash balances and anticipated future cash flows will be sufficient to fund operations for the near term. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company or, if available, on terms that will be satisfactory to the Company.

Litigation and Other Proceedings. The Company is presently a defendant in two private securities litigation matters and is involved in an action by the Nasdaq Stock Market that could result in a delisting of the Company's Common Stock from the Nasdaq National Market System. Although the Company intends to defend these actions vigorously, no assurance can be given as to the outcomes. It is possible that in the case of the private securities litigation matters the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operation. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management time and attention. The delisting of the Company's Common Stock from the Nasdaq National Market System would have a material adverse effect on the Company and the market price of the Company's Common Stock. See Part II - Other Information: Item 1.

Recent Events and Related Publicity. The Company's delay in filing this Form 10-Q and its announcement that it expected to make adjustments to its previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity may adversely affect demand for the Company's products and services, the rate of customer renewals, the Company's ability to attract and retain qualified personnel, and its reputation generally.

Volatility in Stock Price, Fluctuations in Quarterly Results and Seasonality. The market price of Pegasystems' Common Stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, statements and ratings by financial analysts and overall market performance, will have a significant affect on the price for shares of Pegasystems' Common Stock. Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future. Product development and other expenses are planned anticipating future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only a small portion of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance. There can be no assurance that Pegasystems will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts' expectations.

Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptances or license renewals by a relatively small number of customers. Fluctuations also reflect a policy of recognizing license fee revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed license payment due during the term. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from one to six months but in some cases significantly longer. Risks over which the Company has little or no control, including customers' budgets and internal authorization reviews, can significantly affect the sales cycle. Changes dictated by customers may delay product implementation.

The business has experienced and may continue to experience significant seasonality. In recent years, the Company has recognized a greater percentage of its revenue in the third and fourth quarters than in the first and second quarters because of the effect of the sales commission structure on the timing of product acceptances and license renewals by customers. Some maintenance contracts entitle customers to a fixed number of hours of service per calendar year. Once the annual allotment of hours is exhausted, customers pay for additional services on an hourly basis, typically resulting in higher service revenue in the second, third and fourth quarters.

Need to Develop New Products and Adapt to Technological Change. Technological developments, customer requirements, programming languages and industry standards change frequently in the Company's markets. As a result, success in current markets and new markets will depend upon the Company's ability to enhance current products, to develop and introduce new products that meet customer needs, keep pace with technological changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement and testing. There can be no assurance that the Company will have sufficient resources to make necessary product development investments. Pegasystems may experience difficulties that will delay or prevent the successful development, introduction or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner would adversely affect future financial performance.

The Company's products are complex and may contain errors which can delay shipping while errors are corrected. Errors in products have also required the Company to ship corrected products to our customers. Errors in products in the future could cause the loss of or delay in market acceptance or sales and revenue, the diversion of development resources, injury to the Company's reputation, or increased service and warranty costs would have an adverse effect on our financial performance.

Dependence on the Financial Services Market; Industry Consolidation. The Company derived a significant portion of its revenue from customers in the financial services market, and our future growth depends, in part, upon increased sales to this market. Competitive pressures, decreasing operating margins within this industry, currency fluctuations, geographic expansion and deregulation affect the financial condition of our customers and their willingness to pay. Customers purchasing patterns are somewhat discretionary. As a result, some or all of the factors listed above may adversely affect the demand by customers.

The financial services market is undergoing intense domestic and international consolidation. In recent years, several customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect future financial performance.

Uncertainty of Growth into Other Markets. A critical part of the Company's growth strategy is to continue selling products to markets other than financial services, such as insurance, telecommunications, health care, public utilities and retail. The Company will most likely need to hire additional personnel with expertise in these other markets. Deterioration in economic or market conditions generally may also adversely affect the demand by customers in these other markets. There can be no assurance that the Company will continue to be successful in selling products to these other markets or in continuing to attract and retain personnel with the necessary industry expertise.
Inability to succeed in penetrating these other markets could have an adverse effect on future financial performance.

Risks of Customer License Non-Renewal. A significant portion of total revenue has been attributable to license renewals. While historically a substantial number have been renewed, there can be no assurance that a substantial majority of customers will continue to renew expiring licenses. Any non-renewals would require the Company to obtain revenue from other sources to achieve revenue targets. A decrease in license renewal rate without offsetting revenue from other sources would have an adverse effect on future financial performance.

Dependence on Key Personnel; Ability to Attract and Retain Qualified Personnel. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales and marketing personnel including the President and Chief Executive Officer. The loss of key personnel could adversely affect financial performance. No employees have entered into an employment contract with Pegasystems, although each is subject to a non-disclosure and non-competition agreement. The Company does not have any significant amount of key-man life insurance on any employees and does not plan to put any in place. The Company's success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain our products is limited. Competition for qualified personnel is intense.

Intense Competition. The market for customer relationship management software and related consulting and training services is relatively new, intensely competitive and highly fragmented. The Company currently encounters significant competition from internal information systems departments of potential or existing customers that develop custom software. It also competes with companies that target the customer interaction and workflow markets and professional services organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase.

Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote and distribute products and provide related consulting and training services. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

Management of Growth. The business has grown in size, geographic scope and complexity and product offerings and the customer base have expanded. This growth and expansion have placed, and are expected to continue to place, a significant strain on management, operations and capital needs. Continued growth will require the Company to hire, train and retrain many employees in the United States and abroad, particularly additional sales and financial personnel. The Company will also need to enhance its financial and managerial controls and reporting systems. There can be no assurance that the Company will attract and retain the personnel necessary to meet our business challenges.
Failure to manage growth effectively may adversely affect future financial performance.

Effect of "Year 2000" Issues. The "Year 2000" problem is pervasive and complex and is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Year 2000 issues could have an adverse effect on Pegasystems in a number of ways. Pegasystems' customers rely on date-sensitive operations to calculate internal data and to service their customers. There can be no assurance that the Company's products will not contain errors or defects affecting Year 2000 problems or that litigation involving Pegasystems will not arise out of such problems. In addition, the Company also uses other companies' products as part of market offerings and for internal use; these programs may also be affected by the issue. As a result of efforts to correct or patch their current systems, customers may have fewer funds available to purchase the Company's products. Also, the issue may divert current and potential customers' time, attention and resources away from those projects which typically lead to purchases of products or services.

Reliance on Certain Relationships. The Company has a number of relationships with third parties that are significant to sales, marketing and support activities and product development efforts. The Company relies on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen the Company's products through the use of industry-standard tools and utilities. The Company has also recently begun establishing relationships with third parties that will distribute its products. In particular, its relationship with First Data Corporation is central to the distribution of products to several markets. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with those of the Company in the future or will not otherwise end their relationships with or support of Pegasystems.

Product Liability; Warranty Claims. The Company's license agreements typically contain provisions intended to limit the nature and extent of the Company's liability for product liability and warranty claims. There is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Also, there is a risk that these contract terms might not bind a party other than the direct customer. Furthermore, some of the Company's licenses with its customers are governed by non-U.S. law, and there is a risk that foreign law might give the Company less or different protection. Although the Company has not experienced any material product liability claims to date, the license and support of products by the Company and the incorporation of third party products and components may cause such claims. A product liability suit or action claiming a breach of warranty, whether or not meritorious, could result in substantial costs and a diversion of management's attention and the Company's resources. Additionally, litigation may establish adverse precedents harmful for future or another actions.

Adoption of the EURO. A new currency, "EURO", was introduced in certain Economic and Monetary Union ("EMU") countries. It is expected that by 2002 (at the latest) all participating EMU countries will use the EURO as their single currency. As a result, software used by many companies headquartered or maintaining a subsidiary in a participating EMU country is expected to be EURO-enabled. In less than four years, all companies headquartered or maintaining a subsidiary in an EMU country will need to be EURO-enabled. These changes will change budgetary, accounting and fiscal systems in companies and public administration, and require the simultaneous handling of parallel currencies and conversion of legacy data. These requirements (and the fact that the final rules and regulations are not yet available) may curb market demand for the Company's products because the budgets and priorities of our customers and prospective customers may change. The Company is monitoring the rules and regulations as they become known in order to make any changes to its software products that the Company deems necessary to comply with such rules and regulations. Although the Company believes that its most recent products address these requirements, there can be no assurance that, once the final rules and regulations are completed, the Company's software will contain all of the necessary changes or meet all of the EURO requirements. Any inability to comply with the EURO requirements could have an adverse effect on the Company's business, operating results and financial condition.

                                PEGASYSTEMS INC.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Part II - Other Information:

Item 1.  Legal Proceedings


Chelverus Case:

In April 1998, a complaint purporting to be a class action was filed with the United States District Court for the District of Massachusetts (the "Court") alleging that the Company and several of its officers violated section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and section 20(a) of the Exchange Act. In December 1998, the plaintiffs filed their First Amended Consolidated Complaint which names the Company, the Company's President (Alan Trefler) and a former officer and director (Ira Vishner) as defendants. The Amended Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Amended Complaint seeks certification of a class of persons who purchased the Company's Common Stock between July 2, 1997 and October 29, 1997, and does not specify the amount of damages sought. The defendants have not yet filed an answer or any responsive pleadings in this litigation. The Company intends to defend this matter vigorously.

Gelfer Case:

In December 1998, a complaint also purporting to be a class action was filed with the Court alleging that the Company and Alan Trefler violated section 10(b) of the Exchange Act, Rule 10b-5 promulgated by the Commission thereunder, and that defendant Trefler also violated section 20(a) of the Exchange Act. The litigation arises from the delay in filing this Quarterly Report on Form 10-Q and the Company's announcement on November 24, 1998 that it might be recording revenue adjustments, and seeks certification of a class of persons who purchased the Company's Common Stock between October 29, 1998 through November 24, 1998. The Complaint does not specify the amount of damages sought. The Company is currently reviewing the allegations in the Complaint and will respond to the allegations in a timely manner when a response becomes due. The Company intends to defend this matter vigorously. No discovery has thus far occurred. The Company is thus unable to ascertain a probable outcome.


Pending Nasdaq Proceeding:

As a result of the delay in filing this Report on Form 10-Q, the Nasdaq Stock Market scheduled a hearing to be held on February 4, 1999 to consider the continued listing of the Company's Common Stock on the Nasdaq National Market System. The Company believes that by filing this Quarterly Report on Form 10-Q, it is in compliance with all applicable Nasdaq maintenance requirements. The Company is cooperating with Nasdaq on this matter and intends to vigorously pursue the continued listing of its Common Stock on the Nasdaq National Market System.


Item 2.  Changes in Securities and Use of Proceeds

None; not applicable

Item 3.  Defaults upon Senior Securities

None

                                PEGASYSTEMS INC.


Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

27.1      Financial Data Schedule.

(b) Reports on Form 8-K:

None

                                PEGASYSTEMS INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Pegasystems Inc.



Date: January 20, 1999                 /s/ Richard B. Goldman
                                       ---------------------------------------
                                       Richard B. Goldman
                                       Vice President, Chief Financial Officer
                                       (principal financial officer and
                                        chief accounting officer)