Form 10-K
period 1998-12-31
PEGASYSTEMS INC
filed 1999-04-16
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 1998

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

                          Yes   [X]         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $34.6 million (without admitting that any person whose shares are not included in determining such value is an affiliate).

There were 28,714,700 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 16, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders scheduled to be held on June 21, 1999 (the "1999 Proxy Statement") are incorporated by reference into Part III of this Form 10-K and portions of the Registrant's Annual Report to Stockholders for the Registrant's fiscal year ended December 31, 1998 (the "1998 Annual Report") are incorporated by reference into Part II and Part IV of this Form 10-K. With the exception of the portions of the 1999 Proxy Statement and the 1998 Annual Report expressly incorporated into this Form 10-K by reference, such documents shall not be deemed filed as part of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART 1

Item                                                                                 Page
----                                                                                 ----
  1      Business...............................................................       1
  2      Properties.............................................................       9
  3      Legal Proceedings......................................................       9
  4      Submission of Matters to a Vote of Security Holders
         Executive Officers of the Registrant ..................................      10

                                     PART II

  5      Market for Registrant's Common Stock and Related
         Stockholder Matter.....................................................      15
  6      Comparison of Selected Consolidated Financial Data ....................      16
  7      Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................      17
  7A     Quantitative and Qualitative Disclosure About Market Risk .............      24
  8      Financial Statements and Supplementary Data............................      24
  9      Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure  .............................................      24

                                    PART III


 10      Directors and Executive Officers of the Registrant.....................      25
 11      Executive Compensation.................................................      25
 12      Security Ownership of Certain Beneficial Owners and
         Management ............................................................      29
 13      Certain Relationships and Related Transactions.........................      30

                                     PART IV

 14      Exhibits, Financial Statement Schedules, and Reports on Form
         8-K....................................................................      30

                                     PART I

Item 1
BUSINESS

Pegasystems develops customer relationship management software to automate customer interactions across transaction-intensive enterprises. Many of the world's largest organizations in the banking, mutual funds and securities, mortgage services, credit card services, insurance, healthcare management, and telecommunications sectors use the Company's solutions to integrate, automate, standardize, and manage a broad array of mission-critical customer interactions (including account set-up, record retrieval, correspondence, disputes, investigations, adjustments, and sales). The Company's solutions can be used by thousands of concurrent users to manage customer interactions, and to generate billions of dollars a day in resulting transactions. Work processes initiated by the Company's solutions are driven by a highly adaptable "rule base" defined by the user-organization for its specific needs. The rule base facilitates a high level of consistency in customer interactions in call centers, over the Internet, and other delivery channels, yet drives different processes depending on the customer profile or the nature of the request. The Company's open, multi-tiered, client/server solutions operate on a broad variety of platforms, including UNIX, Windows/NT, and IBM/MVS. The Company offers consulting, training, and support services to facilitate the use of its solutions.

Industry Background

Intensifying competition is forcing businesses to reduce costs while focusing on customer relationship management as an important means of differentiation. Many businesses increasingly recognize customer interactions as a critical opportunity to solidify and expand customer relationships. Due to the volume and precise nature of customer transactions, it is especially critical for organizations to implement cost-effective systems that manage customer interactions accurately and efficiently and capitalize on that interaction to cross sell additional products and services.

Providing high-quality, cost-effective customer relationship management is complex. Organizations with global operations must manage customer interactions in different languages, time zones, currencies, and regulatory environments. The challenge is magnified as the product offerings of an organization increase and when organizations are combined. Work processes occasioned by a single customer interaction often involve multiple departments within an organization; these departments may have different priorities and service standards, and involve a variety of different computer systems. Customers may contact an organization through various means, including telephone, facsimile, the Internet, or in person. The organization must be able to respond in a timely, accurate, and consistent fashion or risk customer defection.

Historically, in attempting to meet demand for new customer management software systems, organizations have faced a choice between building custom systems or purchasing third-party systems. Building custom systems or modifying third-party systems can be slow and costly, and has often led to isolated, departmentalized solutions. Traditional third-party systems are often inflexible, requiring organizations to conform their work processes to the system, rather than vice versa. Neither custom nor third-party solutions have generally accommodated an organization's need to evolve or expand operations without significant programming effort. Moreover, neither has had the high-volume transaction processing or integration capabilities necessary to support the comprehensive customer interaction requirements of large organizations. Today, organizations need flexible, scalable customer relationship management solutions that can be implemented on an enterprise-wide basis to facilitate consistent, cost-effective customer relationship management.

The Pegasystems Solution

The Company's solutions integrate, automate, standardize, and manage on an enterprise-wide basis a broad array of mission-critical customer interactions for organizations, including account set-up, record retrieval, correspondence, disputes, investigations, adjustments, and sales. Pegasystems' solutions provide an architecture that drives intelligent processing and seamlessly integrates an organization's geographically dispersed and product specific service operations and isolated computer systems. By bridging these "islands of automation" within large organizations, the Company's solutions increase the efficiency of sales and service representatives, and enable organizations to address multiple customer needs during a single contact.

Advantages

The Company's customer service management solutions offer the following advantages:

Flexibility and Consistency. The Company's solutions are based on rules defined by the user-organization. The user-defined rules drive various types of processing depending on such factors as the content of the customer request, the profile of the customer, the organization's policies and procedures, and the authority or qualifications of the customer sales and service representatives. By modifying its rule base, an organization can evolve its processing to address the competitive requirements of its business without costly and time consuming reprogramming. Significantly, the rule base feature of the Company's systems permits an organization to establish consistent standards yet interact differently with different segments of its customer base, and thereby "mass personalize" its services.

Scalability and Robust Functionality. The scalability of the Company's multi-tiered client/server architecture allows an organization to add departments to new or existing servers to build enterprise solutions. Organizations currently entrust the Company's systems with the storage and management of data relating to hundreds of millions of financial transactions. The Company's systems can be used by several thousand concurrent users to manage customer interactions and to process accurately and securely transactions involving billions of dollars a day that result from those interactions.

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

Penetrate Other Markets. In 1998, Pegasystems continued to deliver its products to the insurance, telecommunications, and healthcare management markets. Like the financial services industry, these markets have customer relationship management needs, and the Company's core technology is adaptable to these markets. During 1998, the Company hired employees with experience in these other markets.

Develop Standard Product Templates. The Company plans to continue developing and marketing standard product templates that give organizations an advanced starting point for configuring their work processes. The Company believes that these templates facilitate more rapid implementation of the Company's solutions, and will be a cost-effective way to address the needs of smaller organizations.

Reduce Implementation Time. The Company is continuing to refine its consulting methodology in order to facilitate quicker implementation of the Company's customer relationship management systems and continued evolution of such systems by an organization's personnel after initial implementation. This methodology complements the Company's standard product templates to reduce the time required to implement the Company's systems.

Build Strategic Relationships. The Company has actively developed a partner strategy to increase market penetration at several levels. It has developed a PegaCSP (Pegasystems' Certified Solutions Provider) program to recruit systems integrators and enable them to develop active Pegasystems practices. The Company is continuing with its strategy of leveraging dominant players in certain markets to sell and support its products. Financial transaction processors such as First Data Resources, for example, provide access to key customers and significant insight into the product requirements of the credit card market. The Company also continues to leverage relationships with technology companies to jointly develop and market customer relationship management products.

Maintain Technological Leadership Position. Pegasystems is continuing to develop and invest in its product offerings. Current development efforts include the development of tools to facilitate the use of its customer management system, interoperability with Internet and intranet systems, and the support of emerging technical and workflow standards.

Technology

The Company's technology automates an organization's sales and service processes over a variety of delivery channels, including call centers, branch offices, and the Internet. Pegasystems' solutions have the following key technological attributes:

Information Management. Effective customer response, management, and retention requires up-to-date information about the customer relationship, regardless of how, why, when, or where the customer contacts the organization. Pegasystems' customer relationship management solutions organize core customer information to facilitate global access.

Multi-tiered, Dynamic Distributed Processing. The Company's systems are designed to run in an advanced, highly scalable multi-tiered environment. In traditional three-tiered client/server environments, the user interface, the application code, and the data are segregated onto separate tiers. In the Pegasystems multi-tiered client/server environment, the application code, the rule base, and selected data may be replicated on both the central and satellite tiers so that processing may occur on either the central server or the distributed satellite servers to minimize network traffic and enhance performance. The Pegasystems rule base determines the optimal location for processing to occur based on the nature of the work required and the data involved.

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

Internet and Intranet Access. Pegasystems' solution PegaREACH uses the Internet-based HTML (Hypertext Markup Language) to define display attributes for its graphical user interface, leveraging logic and presentation rules between PegaReach and Internet/intranet workflows. With PegaWEB, these workflows can be accessed over the Internet or an intranet using standard World Wide Web browsers. Pegasystems' rules dynamically create HTML forms, menus, and displays, thereby facilitating interaction with the Internet.

Interfacing With Other Systems. Pegasystems' open architecture permits integration with a wide variety of other applications and networks, including relational databases, legacy systems accessed through IBM 3270 emulation, and messaging protocols. The Company offers a Universal Application Programming Interface (API) that allows an organization's custom software to be integrated with the Company's applications without the need to modify the Company's core application code. Pegasystems' PegaCONNECT components also support interfaces to IBM's MQSeries, CORBA, 3270-based mainframe applications, and major relational database systems. Pegasystems' solutions also integrate with other applications, accounting systems, and imaging products.

Storage Options. Data storage flexibility is important to the Company's customers, and the Company's software uses an innovative object-oriented approach that dynamically maps data according to the type of workflow. Versions of the Company's systems can store customer service request data in the Microsoft SQL Server, Oracle, Informix, and Sybase relational databases.

Functionality

The Company's solutions employ a consistent architecture and support the following "5 Rs" of customer relationship management functions across call centers, the World Wide Web, and other service delivery operations:

Receiving. An organization's customer contact center receives requests by telephone, mail, facsimile, the Internet, or personal contact. Customer service representatives and agents may enter details of incoming requests into PegaREACH, the Company's easy-to-use, 32-bit graphical user interface. Alternatively, electronic service requests are received from various networks or messaging interfaces such as MQSeries, the SWIFT network, the Internet, or the VISA/MasterCard network. The Company's systems also support direct electronic access by customers through PCs and the Internet browsers, and voice response units. In all cases, the service request automatically initiates appropriate processing based on the user-defined rule base.

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

Retrieving. The Company's systems determine when more information is needed and how to retrieve it from databases or other repositories. Pegasystems' rule-driven processing automatically extracts relevant data, directs it to the customer service representative or customer, links it to the work, and keeps it readily accessible. The Company's systems can access information from multiple data sources, whether maintained by the Company's systems or third-party systems.

Responding. The Company's systems facilitate communications by an organization with its customers by combining user-defined templates and specific customer information to create personalized correspondence. When appropriate, service representatives may further refine message content before forwarding, and attaching images of statements, checks, and other data. Follow-up communications are automatically generated. Sensitive correspondence can be queued for online review before release, and the systems create a permanent audit trail of customer communications.

Reporting. Data collected by a Pegasystem enables an organization to analyze service representative efficiency and determine needs for service representative training or changes to work processes. The systems produce reports, graphical output, and feeds to spreadsheets illustrating the volume and status of customer requests, the productivity of customer service representatives, and service levels with specific customers.

The Company offers a number of different products with components and features designed to address particular business areas while sharing core technology and adaptable rule-driven processing. The Company intends to continue to develop and market standard packaged solutions targeted at traditional and new markets. The Company offers product sets and brand identities associated with each market.

Industries

The Company offers industry specific solutions for the following industries:

Banking. The Company provides banking solutions that automate customer sales and service initiatives across varied delivery channels (such as, Internet self-service, call centers, and branch networks). These solutions improve the quality, accuracy, and efficiency of customer interactions, supporting a banking organization's product and service offerings. Pegasystems' solutions automate targeted functions within banking, including customer-contact management, sales-campaign management, call center service, check research and adjustments, funds transfer investigations, and correspondence.

Mutual Funds. The Company services the mutual funds industry through an agreement with First Data Investor Services Group, Inc. (FDI), a subsidiary of First Data Corporation. The integrated product -- marketed by FDI under the name IMPRESS Plus -- offers mutual fund institutions a comprehensive service solution. The Company also has direct sales to customers in this market.

Securities and Investments. The Company's solutions automate service and sales efforts associated with corporate actions, payments and securities settlement investigations, retail brokerage, and wholesale clearing services.

Credit Card Processing. The Company's products are offered to the credit card processing market through a relicensing agreement with First Data Resources
(FDR) -- the largest credit card processor in the world. A jointly developed solution combines Pegasystems' workflow and service delivery technology with FDR's servicing functionality and on-line interfaces. The resulting product gives clients a flexible, user-friendly solution that can be quickly and easily adapted to meet evolving business needs without costly programming. The Company also has direct customers in this market.

Insurance. The Company's insurance solutions integrate disparate back-end systems to ensure that when calls, letters, or faxes reach representatives and agents, they have easy access to information they need to handle policyholder requests. The Company's solutions position insurance organizations to provide highly personalized customer service and enhance cross-selling.

Healthcare. The Company's healthcare solutions enable healthcare organizations to more efficiently coordinate care and integrate administrative operations. This allows health maintenance organizations, healthcare providers, pharmacists, laboratory clinicians, and health insurers to access integrated patient information over a network of previously disconnected systems. Personalized data presentation gives users easy access to just the information they need to quickly respond to requests including referrals, benefits verification, and claim status.

Telecommunications. The Company's flexible rule-base solutions can be configured to automate a telecommunications service provider's interactions with its customers and other providers. The Company provides workflow management solutions that integrate disparate information systems -- a capability of importance to telecommunications providers facing increased competition due to deregulation.

Product Pricing

The Company's systems have historically been licensed to organizations under agreements requiring the monthly payment of fees over the term of the agreement. The amount of the monthly license fee is related to various factors, including the number of concurrent users, the functionality of the system, the number of servers on which the product is installed, and the scope of business usage. Typical recent individual system licenses have provided for the payment of monthly fees of between $10,000 and $100,000 for an initial implementation. Some organizations receive discounts for licensing multiple systems. The monthly license payments generally begin once a system is installed and is accepted. Historically, the term of such licenses is typically five years, subject to renewal at the organization's option.

In the future, the Company may allow some sales prospects to license the Company's software for an extended, prepaid term for a one-time license fee, and may also provide existing customers the option to convert to an extended, prepaid license term. The conversion of existing term licenses to extended, prepaid term licenses may reduce the predictability of license revenue.

Consulting Services. The Company supports its customers' reengineering efforts during and after system installation with the PegaSTAR (the Pegasystems Structured Technique for Analysis and Reengineering) installation methodology. The Company encourages team building and transfer of knowledge from its consultants to an organization's staff through an interactive co-production methodology. Pegasystems and its customers work together to customize the system's rule base for the customer. Pegasystems' goal is to empower its customers' staffs with the knowledge and confidence to operate, refine, and continuously evolve their systems. The Company's new PegaCSP program provides customers with the option of using third-party Systems Integrators' analytical, technical, and managerial expertise to assist in Pegasystems' implementation projects.

Training. The Company offers training programs for its customers' operations staff and "Workflow Architects," who are responsible for evolving the rules that drive the various processes related to customer interactions. Pegasystems has training centers in Cambridge, MA; San Francisco, CA; and Reading, U.K.

Continuous Feedback. Pegasystems organizes an annual PegaVISION Customer Conference and periodic Advisory Board meetings, which enable its clients to exchange ideas, learn about product directions, and influence Pegasystems' development direction.

Maintenance and Support. Pegasystems provides comprehensive maintenance and support services, which may include 24 hours a day, 7 days a week customer service, periodic preventative maintenance, documentation updates, and new software releases.

Organizations that license the Company's systems may enter into a maintenance contract providing for the payment to the Company of a monthly maintenance fee over the term of the related license agreement equal to approximately 18% of the monthly license fee. Organizations seeking consulting and support services are generally charged for services at an hourly rate or under a fixed-price arrangement.

Pegasystems Client Services Group, which as of December 31, 1998 consisted of approximately 200 people located in the Company's 14 offices, provides consulting, training, and customer support.

Customers

Pegasystems provides robust and scalable customer relationship management solutions that can support thousands of concurrent users based in multiple countries, speaking different languages, and working with different currencies. A list of the Company's major customers and the uses to which they apply the Company's products follows:

American Home Assurance (AIG) - Insurance customer service, policy renewal, new business applications.

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

Federal Reserve Banks -- Check processing customer service, suspense ledger management, research, adjustment, and archive.

Fidelity Investments -- Mutual fund customer service supporting telephony center and correspondence.

First Chicago NBD -- Retail/check customer service and research. Wholesale banking, funds transfer, check, corporate lockbox, and interbank compensation service for global operations.

First Data Corporation - Relicenses the Pegasystems solution to provide customer service, collections, and credit application processing for card issuers.

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

Sears Roebuck-- Customer service and authorizations at the Regional Credit Card Operations Centers of Sears Credit, the consumer credit division.

Trans Union Corporation -- Credit bureau data-management customer service for institutional customers and real estate property appraisal processing.

In 1998, First Data Resources Corporation accounted for 17.7% of the Company's consolidated revenue. In 1997, Kaiser Permanente and First Data Resources Corporation accounted for 13.7% and 10.0%, respectively, of the Company's consolidated revenue. In 1996, Bank of America, Chase Manhattan Bank, and Fleet Bank accounted for 14.5%, 11.4% and 10.5%, respectively, of the Company's consolidated revenue.

Sales and Marketing

The Company markets its software and services primarily through a direct sales force. As of December 31, 1998, the Company's sales force consisted of approximately 61 salespersons in the Company's U.S. and foreign offices. To achieve significant revenue growth in the future, it will be necessary for the Company to increase the productivity of its direct sales force.

In 1997, Pegasystems entered into a strategic relationship with First Data Corporation, which includes an agreement with First Data Resources (FDR) that gives FDR -- the largest credit card processor in the world -- world wide rights to use and re-license Pegasystems' solutions in the credit card issuing market. The Company has evolved its indirect distribution channel by entering into an agreement with First Data Investor Services Group, Inc., under which the Company's PegaSHARES product is distributed. In addition, the Company has established joint marketing relationships with GeoTel, Genesys Laboratories, Sun Microsystems, Hewlett-Packard Company, and Management Data. In the future, the Company may also market and sell its products through other value added resellers (VARs) and systems integrators. There can be no assurance, however, that the Company will be able to attract and retain VARs, systems integrators, and other third parties that will be able to market and sell the Company's products effectively.

To support its sales force, the Company conducts marketing programs, such as PegaVISION (annual customer conference), trade shows, industry seminars, meetings with industry analysts, direct mail, and telemarketing. Sales leads are also generated by the Company's consulting staff, business partners, and other third parties.

In 1998, 1997, and 1996, sales to customers based outside of the United States represented 22.6%, 16.5%, and 17.7%, respectively, of the Company's total consolidated revenue.

The Company's export sales from the United States for 1998, 1997, and 1996 were as follows:

    (in thousands $)                       1998          1997        1996
    United Kingdom                        6,311         3,642       3,698
    Europe                                4,434         1,715       2,017
    Other                                 2,890         1,973         232
                                         ------        ------      ------
                                         13,635         7,330       5,947

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" incorporated herein by reference from the 1998 Annual Report. See Note 1(l) of Notes to Consolidated Financial Statements contained in the 1998 Annual Report.

Product Development

Since its inception, the Company has made substantial investments in product development. The Company believes that its future performance depends on its ability to maintain and enhance its current products and develop new products. The Company's product development priorities include (1) creating tools to enable organizations to configure more easily their customer service management systems; (2) integrating the Company's products with the Internet for customer self-service and with intranet systems for departmental service; (3) developing standard application programming interfaces that allow other client workstation and server applications to interoperate with the Company's systems; and (4) enhancing product quality, platform stability, ease of use, and ease of installation.

In 1998, 1997, and 1996 the Company's research and development expenses were approximately $23.4 million, $15.1 million, and $8.2 million, respectively.

Competition

The customer service management software market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from internal information systems departments of potential or current customers that develop custom software. The Company also competes with: (1) software companies that target the customer interaction or workflow markets such as Siebel Systems and Vantive; (2) companies that target specific service areas (such as DST Systems and Shared Medical Systems); and (3) professional services organizations such as Andersen Consulting that develop custom software in conjunction with rendering consulting services. In addition, the Company expects additional competition from other established and emerging companies, such as Oracle and SAP AG, as the market continues to develop and expand. Increased competition may result in price reductions, less beneficial contract terms, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results, and financial condition.

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

Many of the Company's competitors have greater resources than the Company, and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or to changes in customer requirements or preferences. Many of the Company's competitors can devote greater managerial or financial resources than the Company can to develop, promote and distribute customer service management software products and provide related consulting, training, and support services. There can be no assurance that the Company's current or future competitors will not develop products or services which may be superior in one or more respects to the Company's or which may gain greater market acceptance. Some of the Company's competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with the Company. It is likely that new competitors will emerge. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results, and financial condition.

Employees

As of December 31, 1998, the Company had approximately 616 employees, of whom approximately 509 were based in the United States, 6 were based in Canada, 89 were based in Europe, and 12 were based in Australia. Of the total, approximately 175 perform research and development, 322 perform consulting and customer support, 61 were in sales and marketing, and 58 were in administration and finance. The Company's future performance depends in significant part upon the continued service of its key technical, sales and marketing, and senior management personnel and its continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. In January 1999, Ira Vishner resigned as Vice President of Corporate Services, Treasurer and a Director of the Company. In April 1999, Thomas E. Swithenbank resigned as Executive Vice President of the Company, and Richard B. Goldman, the Company's Vice President, Treasurer, and Chief Financial Officer, has indicated his intention to resign from the Company within the next several months.

Backlog of License and Maintenance Revenues

As of December 31, 1998, the Company had software license and maintenance agreements with customers expected to result in approximately $35 million of revenue in 1999, $22 million of which is currently recorded as deferred revenue. Under such agreements, the Company must fulfill certain conditions prior to recognizing revenue thereunder, and there can be no assurances that the Company will be able to satisfy all such conditions in each instance or that the timing of when such conditions may be satisfied is predictable. As of December 31, 1997, the Company estimated its software license and maintenance backlog as being approximately $26 million in revenue for 1998.

Item 2
PROPERTIES

Pegasystems' principal administrative, sales, marketing, support, and research and development operations are located in a 92,762 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2003, subject to the Company's option to extend the term for up to eight additional years. The Company also leases space for its other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2006. The Company believes that additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3
LEGAL PROCEEDINGS

Chelverus Case. In April 1998, a complaint purporting to be a class action was filed with the United States District Court for the District of Massachusetts (the "Court") alleging that the Company and several of its officers violated section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and section 20(a) of the Exchange Act. In December 1998, the plaintiffs filed their First Amended Consolidated Complaint which names the Company, the Company's President (Alan Trefler) and a former officer and director (Ira Vishner) as defendants. The Amended Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Amended Complaint seeks certification of a class of persons who purchased the Company's Common Stock between July 2, 1997 and October 29, 1997, and does not specify the amount of damages sought. The defendants have filed a motion to dismiss this litigation to which the plaintiffs have replied. The Company intends to defend this matter vigorously.

Gelfer Case. In December 1998, a complaint also purporting to be a class action was filed with the Court alleging that the Company and Alan Trefler violated section 10(b)of the Exchange Act, Rule 10b-5 promulgated by the Commission thereunder, and that Mr. Trefler also violated section 20(a) of the Exchange Act. The litigation was filed recently after the Company's announcement on November 24, 1998 that it might be recording revenue adjustments, on behalf of a purported class of persons who purchased the Company's Common Stock between October 29, 1998 through November 24, 1998. The Complaint does not specify the amount of damages sought. Plaintiff's have indicated that they intend to file an amended complaint. The defendants have not yet filed an answer or other responsive pleading in this action. The Company intends to defend this matter vigorously.

Item 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1998, there were no matters submitted to a vote of security holders.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the Company's executive officers and certain information about them are set forth below as of April 15, 1999:

Name                                     Age   Position(s) and Office(s) Held
Alan Trefler............................  43   President, Clerk and Director

Joseph J. Friscia.......................  44   Vice President of Sales and Service

Richard B. Goldman......................  52   Vice President, Chief Financial Officer and Treasurer (1)

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

Alan Trefler, a founder of the Company, has served as President and Clerk and has been a director since the Company's organization in 1983. Prior thereto, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in economics and computer science from Dartmouth College.

Joseph J. Friscia joined the Company in 1984 to establish its New York office. Mr. Friscia has served as Vice President of Sales and Service since 1987 and has recently undertaken responsibility for delivery of consulting and installation services. Prior to joining the Company, he worked as a money transfer operations manager with Bankers Trust Company and J. Henry Schroder Bank and Trust Company. Mr. Friscia holds a B.A. degree from Long Island University and an M.B.A. degree from Adelphi University.

Richard B. Goldman joined the Company in September 1998 as a Vice President and its Chief Financial Officer. In January 1999, he was also elected as the Company's Treasurer. From June 1997 through September 1998, he served as Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Secretary of PictureTel Corp., a developer, manufacturer, marketer and servicer of visual communications solutions. Prior to joining PictureTel, Mr. Goldman held the position of Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Giga Information Group, an Internet-based, third generation knowledge provider from April 1996 to December 1996. Mr. Goldman also served as Vice President, Chief Financial Officer and Treasurer for Sequoia Systems, a manufacturer of fault tolerant computer products from September 1992 to April 1996. Mr. Goldman has a B.S. degree in Finance from Northeastern University and an M.B.A. degree from Boston University.

(1) Mr. Goldman has indicated his intention to resign from the Company within the next several months.

     CERTAIN STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company, desiring to avail itself of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, wishes to caution readers that the following important factors, among others, in some cases have caused and in the future could cause the Company's actual results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company in filings with the Securities and Exchange Commission, press releases or oral statements. Words such as "expects," "may," "anticipates," "intends," "seeks", "would," "will," "plans," "believes," "estimates," "should," and similar words and expressions are intended to identify such forward-looking statements. These statements are based on estimates, projections, beliefs, and assumptions of the Company and its management, and are not guarantees of future performance.

The Company has suffered losses in prior fiscal periods and faces liquidity and financing risks. The Company has experienced losses from operations during 1997 and 1998 and a significant reduction in its cash position. The Company intends to take measures to reduce those losses and cash usage, including implementing various cost controls. If cost containment is not achieved or revenues are not increased, the Company may need to further reduce its cost structure or need to find additional sources of financing. In addition, to improve its liquidity position, the Company intends to augment its credit/collections efforts, improve its billing system and offer customers an alternative to the established term license model.

The Company is also considering the securitization of certain accounts receivable and may enter into an equipment sale lease-back transaction. There can be no assurance that the Company will be able to consummate either transaction. In addition, either or both transactions could cause the Company to assume debt or other liabilities. The Company believes that its cash balances and anticipated future cash flows will be sufficient to fund operations for the immediate term. The Company can make no assurances that measures taken to date or to be taken in the future will be sufficient to stem losses or that future financing will be available to the Company on satisfactory terms. A transition from existing term licenses to prepaid extended term licenses may significantly reduce the predictability of revenue since historically the Company has recognized revenue from software license renewals, and the change to a prepaid extended term license model will obviate such renewals.

The Company faces litigation. Negative publicity resulting from its delayed SEC filings and its restatement of prior period financial statements has made sales more difficult to close. The Company is presently a defendant in two private securities litigation matters. Although the Company intends to defend these actions vigorously, no assurance can be given as to the outcomes. It is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operation. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management time and attention. The Company's delays in SEC filings and adjustments made to previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services.

The Company's stock price has been volatile. Quarterly results have and are likely to fluctuate significantly. The market price of Pegasystems' Common Stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, statements and ratings by financial analysts and overall market performance, will have a significant effect on the price for shares of Pegasystems' Common Stock. Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future. Product development and other expenses are planned anticipating future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only a small portion of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

The timing of license revenues is related to the completion of implementation services and product acceptance by the customer, the timing of which has been difficult to predict accurately. There can be no assurance that Pegasystems will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts' expectations. Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect a policy of recognizing license fee revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed license payment due during the term. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from one to six months but in some cases significantly longer. Risks over which the Company has little or no control, including customers' budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes dictated by customers may delay product implementation and revenue recognition. The Company's business and financial and operating results has experienced and may continue to experience significant seasonality.

The Company will need to develop new products, evolve existing ones, and adapt to technological change. Technological developments, customer requirements, programming languages and industry standards change frequently in the Company's markets. As a result, success in current markets and new markets will depend upon the Company's ability to enhance current products, to develop and introduce new products that meet customer needs, keep pace with technological changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement and testing. There can be no assurance that the Company will have sufficient resources to make necessary product development investments. Pegasystems may experience difficulties that will delay or prevent the successful development, introduction or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner would adversely affect future financial performance. The Company's products are complex and may contain errors. Errors in products will require the Company to ship corrected products to customers. Errors in products could cause the loss of or delay in market acceptance or sales and revenue, the diversion of development resources, injury to the Company's reputation, or increased service and warranty costs which would have an adverse effect on financial performance.

The Company has historically sold to the financial services market. This market is consolidating rapidly, and faces uncertainty due to many other factors. The Company has historically derived a significant portion of its revenue from customers in the financial services market, and its future growth depends, in part, upon increased sales to this market. Competitive pressures, industry consolidation, decreasing operating margins within this industry, currency fluctuations, geographic expansion and deregulation affect the financial condition of the Company's customers and their willingness to pay. In addition, customers' purchasing patterns are somewhat discretionary. As a result, some or all of the factors listed above may adversely affect the demand by customers. The financial services market is undergoing intense domestic and international consolidation. In recent years, several customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect the Company's future financial performance.

The Company's growth strategy requires expansion into new vertical markets. The results of this strategy are uncertain. A critical part of the Company's growth strategy is to continue selling products to markets other than financial services, such as insurance, telecommunications, and health care. The Company will need to hire additional personnel with expertise in these other markets and otherwise invest in people and technologies to facilitate this expansion. Deterioration in economic or market conditions generally may also adversely affect the demand by customers in these other markets. There can be no assurance that the Company will continue to be successful in selling products to these other markets or in continuing to attract and retain personnel with the necessary industry expertise. Inability to effectively penetrate these other markets could have an adverse effect on future financial performance.

If existing customers do not renew, the Company's financial results may suffer. A significant portion of total revenue has been attributable to license renewals. While historically a substantial majority have been renewed, there can be no assurance that a substantial majority of customers will continue to renew expiring licenses. A decrease in license renewals absent offsetting revenue from other sources would have a material adverse effect on future financial performance. In addition, possible transition to a prepaid extended term license may have a material adverse impact on the amount of license renewal revenues in future periods.

The Company depends on certain key personnel, and must be able to attract and retain qualified personnel in the future. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales and marketing personnel, including Mr. Trefler, the Company's President and Chief Executive Officer. The loss of key personnel could adversely affect financial performance. No employee is party to an employment contract with Pegasystems, although each is typically subject to a non-disclosure and non-competition agreement. The Company does not have any significant key-man life insurance on any officers or employees and does not plan to put any in place. The Company's success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain our products is limited, and competition for their services is intense. Competition for qualified and effective sales personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel. If the Company is unable to do so, the Company's business, operating results, and financial condition could be materially and adversely affected.

The market for the Company's offerings is increasingly and intensely competitive, rapidly changing, and highly fragmented. The market for customer relationship management software and related consulting and training services is intensely competitive and highly fragmented. The Company currently encounters significant competition from internal information systems departments of potential or existing customers that develop custom software. It also competes with companies that target the customer interaction and workflow markets and professional services organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote and distribute products and provide related consulting and training services. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results, and financial condition.

The Company must manage increased business complexity and growth effectively. The business has grown in size, geographic scope and complexity and product offerings and the customer base have expanded. This growth and expansion have placed, and are expected to continue to place, a significant strain on management, operations and capital needs. Continued growth will require the Company to hire, train and retrain many employees in the United States and abroad, particularly additional sales and financial personnel. The Company will also need to enhance its financial and managerial controls and reporting systems. There can be no assurance that the Company will attract and retain the personnel necessary to meet our business challenges. Failure to manage growth effectively may adversely affect future financial performance.

The Company will have to attract and retain effective sales personnel. Competition for qualified sales personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel. If the Company is unable to attract and retain effective sales personnel on a timely basis, the Company's business, operating results, and financial condition could be materially and adversely affected.

"Year 2000" issues may affect the Company's operations, demand for its offerings, and future results. The "Year 2000" problem is pervasive and complex and is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Year 2000 issues could have an adverse effect on Pegasystems in a number of ways. Pegasystems' customers rely on date-sensitive operations to calculate internal data and to service their customers. There can be no assurance that the Company's products will not contain errors or defects affecting Year 2000 problems or that litigation involving Pegasystems will not arise out of such problems. In addition, the Company also uses other companies' products as part of market offerings and for internal use; these programs may also be affected. As a result of efforts to correct or patch their current systems, customers may have fewer funds available to purchase the Company's products. Also, the Y2K issue may divert current and potential customers' time, attention and resources away from those projects which typically lead to purchases of the Company's products or services.

The Company relies on certain third party relationships. The Company has a number of relationships with third parties that are significant to sales, marketing and support activities and product development efforts. The Company relies on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen the Company's products through the use of industry-standard tools and utilities. The Company has also recently begun establishing relationships with third parties that will distribute its products. In particular, the Company relies on its relationship with First Data Corporation for the distribution of products to the credit card and mutual fund markets. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with those of the Company in the future or will not otherwise end their relationships with or support of the Company.

The Company may face product liability and warranty claims. The Company's license agreements typically contain provisions intended to limit the nature and extent of the Company's risk of product liability and warranty claims. There is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Also, there is a risk that these contract terms might not bind a party other than the direct customer. Furthermore, some of the Company's licenses with its customers are governed by non-U.S. law, and there is a risk that foreign law might give the Company less or different protection. Although the Company has not experienced any material product liability claims to date, a product liability suit or action claiming a breach of warranty, whether or not meritorious, could result in substantial costs and a diversion of management's attention and the Company's resources.

The EURO's adoption imposes product and market risks. A new currency, the "EURO", was introduced in certain Economic and Monetary Union ("EMU") countries in early 1999. It is expected that by 2002 (at the latest) all participating EMU countries will use the EURO as their single currency. As a result, software used by many companies headquartered or maintaining a subsidiary in a participating EMU country is expected to be EURO-enabled. In less than four years, all companies headquartered or maintaining a subsidiary in an EMU country will need to be EURO-enabled. These changes will change budgetary, accounting and fiscal systems in companies and public administration, and require the simultaneous handling of parallel currencies and conversion of legacy data. These requirements (and the fact that the final rules and regulations are not yet available) may curb market demand for the Company's products because the budgets and priorities of our customers and prospective customers may change. The Company is monitoring the rules and regulations as they become known in order to make any changes to its software products that the Company deems necessary to comply with such rules and regulations. Although the Company believes that its most recent products address these requirements, there can be no assurance that, once the final rules and regulations are completed, the Company's software will contain all of the necessary changes or meet all of the EURO requirements. Any inability to comply with the EURO requirements could have an adverse effect on the Company's business, operating results and financial condition.

The Company faces risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 22.6%, 16.5%, and 17.7% of the Company's total revenue in 1998, 1997, and 1996, respectively. The Company, in part through its wholly-owned subsidiaries based in the United Kingdom and in Australia, markets products and renders consulting and training services to customers based in Canada, the United Kingdom, France, Switzerland, Ireland, Luxembourg, Mexico, Sweden, Australia, Austria, and Singapore. The Company has established offices in continental Europe and in Australia. The Company believes that its continued growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. The Company anticipates hiring additional personnel to accommodate international growth, and the Company may also enter into agreements with local distributors, representatives, or resellers. If the Company is unable to do one or more of these things in a timely manner, the Company's growth, if any, in its foreign operations will be restricted, and the Company's business, operating results, and financial condition could be materially and adversely affected.

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

The Company faces risks related to intellectual property claims or appropriation of its intellectual property rights. The Company relies primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect its proprietary rights. In October 1998, the Company was granted a patent by the United States Patent and Trademark Office relating to the architecture of the Company's systems. There can be no assurance that such patent will not be invalidated or circumvented or that rights granted thereunder or the description contained therein will provide competitive advantages to the Company's competitors or others. Moreover, despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain the use of information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results, and financial condition.

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

PART II

Item 5
MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of high and low sales prices on the National Association of Security Dealers Automatic Quotation ("Nasdaq") National Market System under the Nasdaq symbol PEGA, for 1998 and 1997. As of March 16, 1999, the Company had approximately 72 stockholders of record and approximately 5,200 beneficial owners of the Company's common stock. On March 16, 1999, the closing sale price of the common stock was $4.63. The Company has never declared or paid any dividends on its common stock. The Company intends to retain its earnings to finance future growth, and therefore does not anticipate paying any dividends in the foreseeable future.

1998                                          High             Low
---------------------------------------   ------------   --------------
First Quarter                               $ 26.13         $ 15.38
Second Quarter                              $ 31.88         $ 16.00
Third Quarter                               $ 30.63         $ 14.75
Fourth Quarter                              $ 17.63         $  3.44

1997                                         High             Low
---------------------------------------   ------------   --------------
First Quarter                               $ 39.13         $ 19.38
Second Quarter                              $ 32.06         $ 16.75
Third Quarter                               $ 38.50         $ 26.81
Fourth Quarter                              $ 33.88         $ 15.13

Item 6
COMPARISON OF SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from the consolidated financial statements of Pegasystems Inc. ("Pegasystems" or the "Company"). This data may not be indicative of the Company's future condition or results of operations and should be read in conjunction with the consolidated financial statements and related notes included herein.

                                                                        Years Ended December 31,
                                               ----------------------------------------------------------------------------
(in thousands, except per share data)             1998            1997            1996            1995             1994
                                               ------------    ------------    ------------    ------------     -----------
 Consolidated Statements of Operations Data:
 Total revenue                                    $60,406         $44,361         $33,545         $22,247         $16,263
 Income (loss) from operations                    (24,249)         (3,388)         10,019           3,257           2,236
 Net income (loss)                                (13,070)          1,085           7,500           2,878           2,193
*Earnings (loss) per share:
    Basic                                         $ (0.46)         $ 0.04          $ 0.30          $ 0.12          $ 0.09
    Diluted                                       $ (0.46)         $ 0.04          $ 0.28          $ 0.12          $ 0.09
 Weighted average number of common
  shares outstanding:
    Basic                                          28,604          28,284          24,802          23,490          23,407
    Diluted                                        28,604          30,268          26,397          23,743          23,472

                                                                        Years Ended December 31,
(in thousands)                                    1998            1997            1996            1995             1994
                                               ------------    ------------    ------------    ------------     -----------
 Consolidated Balance Sheet Data:
 Cash and cash equivalents                        $24,806         $52,005         $24,201           $ 511           $ 456
 Working capital                                   32,870          62,708          34,364           4,393           4,441
 Long-term license installments, net               49,000          36,403          23,802          13,399           9,135
 Total assets                                     138,098         127,520          66,855          25,876          20,787
 Long-term debt                                         -               -               -             816             450
 Stockholders' equity                             100,467         112,721          52,385          14,674          11,872

* Certain of these amounts have been restated in accordance with the adoption of SFAS No. 128, "Earnings Per Share."

Item 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's revenue is derived from two sources: software license fees and services revenue. License fees are generally payable on a monthly basis under license agreements, which typically have a five-year term, and may be extended at the customer's option for an additional fixed period. Such license agreements are generally non-cancellable, although some may be terminated by the customer for a fee prior to the expiration of the initial term, but after a minimum specified period. The Company's license agreements generally provide for annual license fee increases (the "inflation adjustments") based on recognized inflation indexes.

License revenue is generally recognized upon the delivery and acceptance of the licensed software in accordance with the applicable license agreement. The fair value of all undelivered elements must be deferred at the time of license revenue recognition. In the case of license agreement renewals or extensions, revenue is recognized upon execution of the renewal or the extension. The inflation adjustments are recognized ratably over the periods to which they apply. The amount of software license revenue recognized is generally equal to the present value of the license payments due during the minimum initial or renewal term, plus the present value of any early termination fee.

For the three months ended March 31, 1996, the discount rate for purposes of the present value calculation was 7%; for the nine months ended December 31, 1996, such discount rate was 6.75%. Commencing with the three months ended March 31, 1996, the Company established the discount rate quarterly as a function of the Company's current marginal borrowing rate. In 1997 the discount rate for purposes of the present value calculation was 7% and for the nine months ended September 30, 1998, the discount rate for purposes of the present value calculation was 7%. Commencing with the three months ended December 31, 1998, the Company established the discount rate monthly as a function of the Company's current marginal borrowing rate, reduced, with respect to licenses which provide for inflation adjustments, by 1.5%, reflecting the Company's estimate of future inflation adjustments during the minimum license term. In the fourth quarter of 1998, the discount rate for purposes of the present value calculation were 6.63% in October, 6.38% in November and 6.25% in December. The imputed interest portion of the license fees, which is reported as license interest income in the Company's consolidated statements of income, is recognized over the term. To date, a majority of the Company's software licenses have been renewed upon expiration.

The Company's services revenue is comprised of fees for implementation, consulting, maintenance and training services. Software license customers are offered the ability to enter into a maintenance contract requiring the customer to pay a monthly maintenance fee over the term of the related license agreement typically equal to approximately 18% of the license fee. Maintenance fees are recognized ratably over the term of the maintenance agreement. The Company's software implementation agreements typically require the Company to provide a specified level of implementation services for a specified fee, typically with additional implementation services available at an hourly rate. Implementation fees are often recognized as performed or upon the achievement of specified milestones. The Company generally recognizes implementation as well as consulting and training fees as the services are provided.

The Company's international revenues have fluctuated considerably in the past due to the fact that such revenues have been largely attributable to a small number of product acceptances during a given period. In 1998, international revenues increased to 22.6% as a result of renewal of prior agreements and acceptances of new product for new customers. In 1997, international revenues increased to $7.3 million as a result of new product acceptances and license renewals in Europe, Canada and Mexico. In 1996, international revenues increased to $5.9 million as a result of new customers in Europe.

Most of the Company's contracts are denominated in U.S dollars. The Company expects that in the future more of its contracts may be denominated in foreign currencies. The Company has not experienced any significant foreign exchange gains or losses, and the Company does not expect that foreign currency fluctuations will significantly affect its financial position or results from operations. The Company's business has experienced and is expected to continue to experience significant seasonality and lack of predictable revenues. Historically, the Company has recognized a greater percentage of its revenue in its third and fourth quarters than in its first and second quarters due to the Company's sales commission structure and the impact of that structure on the timing of product acceptances and license renewals by customers. This pattern is reinforced by the Company's maintenance contracts, which generally entitle customers to, among other things, a fixed number of free consulting hours per calendar year. Once the annual allotment of free consulting hours is exhausted, customers pay for additional services on a hourly basis. The timing of license revenues is directly related to the completion of implementation services and acceptance of the licensed software by the customer, the timing of which has proven to be difficult to predict accurately.

On April 15, 1998, the Company restated its consolidated financial statements for each of the three unaudited quarters in the nine-month period ended September 30, 1997. The restatements reflected revenue adjustments as a result of a change in the timing of revenue recognition on certain contracts. Also included in the restated consolidated financial statements are operating expenses, including a provision for bad debts not previously recorded by the Company and the recording of certain other expenses and reserves.

On October 29, 1998, the Company publicly announced its preliminary, unaudited results of operations for the three and nine-month periods ended September 30, 1998. Subsequently, based on information that had not previously come to the attention of the Company or its external auditors, the Company determined that it may not have accounted properly for certain revenue transactions. As a result, the Company, with the assistance of its independent auditors, conducted a comprehensive review of those transactions and others relating to the three months ended September 30, 1998 and other periods in 1998 and 1997.

Based on such review, the Company concluded that it was necessary to revise its previously disclosed preliminary, unaudited results of operations for the three and nine-month periods ended September 30, 1998 and to restate its unaudited interim financial statements for the first and second quarters of each of 1998 and 1997. The revenue changes are principally reversals of license and service revenue arising from the inability to estimate fair value of undelivered elements (implementation services) granted in connection with software license and implementation service arrangements, issues surrounding the timing of delivery or acceptance of licensed software, certain project milestones not being completed and improper or delayed billings. The revenue changes also reflect an increase in revenue reserves. In the opinion of management, all material adjustments necessary to correct the consolidated financial statements have been recorded.

RESULTS OF OPERATIONS

The following table sets forth for the years indicated the percentage of total revenue represented by certain items reflected in the Statements of Operations of the Company:

                                                                      Years Ended December 31,
                                                     ------------------------------------------------------------
                                                        1998                    1997                  1996
                                                     -----------            -------------        ----------------
Revenue:
 Software license                                       48.7%                    64.6%                 66.4%
 Services                                               51.3                     35.4                  33.6
                                                       -----                  -------               -------
  Total revenue                                        100.0                    100.0                 100.0
                                                       -----                  -------               -------
Cost of revenue:
 Cost of software license                                2.6                      0.6                   1.4
 Cost of services                                       38.9                     26.5                  20.8
                                                       -----                  -------               -------
  Total cost of revenue                                 41.5                     27.1                  22.2
                                                       -----                  -------               -------

Gross profit                                            58.5                     72.9                  77.8
                                                       -----                  -------               -------

Operating expenses:
 Research and development                               38.7                     34.1                  24.5
 Selling and marketing                                  42.7                     39.4                  17.9
 General and administrative                             17.3                      7.0                   5.5
                                                       -----                  -------               -------
  Total operating expenses                              98.7                     80.5                  47.9
                                                       -----                  -------               -------
Income (loss) from operations                          (40.1)                    (7.6)                 29.9
License interest income                                  4.4                      4.0                   4.7
Other interest income                                    3.4                      7.5                   1.8
Interest expense                                         --                        -                   (0.3)
                                                       -----                  -------               -------
Income (loss) before (benefit) provision
  for income taxes                                     (32.3)                     3.9                  36.1
Benefit provision for income taxes                     (10.7)                     1.5                  13.7
                                                       =====                  =======               =======
Net income (loss)                                      (21.6)%                    2.4%                 22.4%
                                                       =====                  =======               =======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenue

Total revenue for 1998 increased 36.2% to $60.4 million from $44.4 million for 1997. The increase was primarily due to an increase in services revenue.

Software license revenue for 1998 increased 2.6% to $29.4 million from $28.7 million for 1997. The increase in software license revenue was primarily attributable to software license acceptances by new customers and software license agreement renewals and extensions by existing customers. Significant deferrals of license revenue occurred to coincide with the timing of customer acceptance and the completion of implementation services. Total deferred revenue increased by approximately $20.0 million, a majority of which related to software license revenues.

Services revenue for 1998 increased 97.4% to $31.0 million from $15.7 million for 1997. The increase in services revenue was primarily attributable to additional consulting services provided to existing customers, increased implementation services for new customers, and to a lesser extent, increased maintenance revenue from a larger installed product base. Due to the Company's ability to enter into a larger software license transactions, the size of corresponding services revenue transactions has increased.

Cost of Revenue

Cost of software license consists of amortization expense related to the stock warrant and purchased software costs, royalty payments to such third party software vendors, and costs of product media, duplication and packaging. Cost of software license for 1998 increased to $1.6 million from $0.3 million for 1997, and increased as a percentage of total revenue to 2.6% for 1998 from 0.6% for 1997. As a percentage of software license revenue, cost of software license increased to 5.4% for 1998 from 0.9% for 1997. Increases were primarily due to licensing third-party software and amortization costs associated with a stock purchase warrant issued by the Company in June 1997 which cost is being amortized through December 31, 2002.

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for 1998 increased 99.0% to $23.4 million from $11.8 million for 1997. Cost of services as a percentage of total revenue increased to 38.9% for 1998 from 26.5% for 1997 due to the lack of growth in license revenues, and remained constant as a percentage of services revenue at 75.6% for 1998 and 75.0% for 1997. These increases in cost of services were mainly due to increased staffing in the Company's Client Services group worldwide.

Operating Expenses

Research and development expenses consist primarily of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for 1998 increased 54.8% to $23.4 million from $15.1 million for 1997. The increase in research and development expenses was due to the hiring of additional development personnel in the Company's research and development group. As a percentage of total revenue, research and development expenses increased to 38.7% for 1998 from 34.1% for 1997. These increases were due to the additional investments in integrating the Company's products with the Internet and intranets, developing standard application programming interfaces, and enhancing product quality and ease of use.

Selling and marketing expenses for 1998 increased 47.4% to $25.8 million from $17.5 million for 1997. As a percentage of total revenue, selling and marketing expenses increased to 42.7% for 1998 from 39.4% for 1997 as the Company invested in building its sales force. Such increases were attributable to the hiring of additional direct sales and marketing personnel and increased sales commission payments attributable to higher sales. During 1998, the Company continued to build its sales and marketing infrastructure in its domestic and international offices.

General and administrative expenses for 1998 increased 234.8% to $10.5 million from $3.1 million for 1997 and increased as a percentage of total revenue to 17.3% for 1998 from 7.0% for 1997. Such increases were due to increased staffing in the accounting, computer systems and facilities management groups needed to support the Company's growth; however, a significant portion of the increase was due to increased professional fees. Such professional fees were incurred as a result of additional interim audit services performed in association with the financial restatements, the year end annual audit and legal costs associated with ongoing class action litigation.

License Interest Income

License interest income, which is the portion of all license fees due and received under software license agreements that was not recognized upon product acceptance or license renewal, increased 48.8% to $2.7 million for 1998 from $1.8 million for 1997, reflecting a larger installed product base and customer payments.

Other Income

Other income, which consists of interest income generated on cash and cash equivalents, and mark to market gains or losses on foreign denominated accounts receivable, decreased 36.4% to $2.1 million for 1998 from $3.3 million for 1997. This decrease was due to lower cash and cash equivalent balances being invested, partially offset by gains recognized on the mark to market of foreign denominated accounts receivable.

Provision for Income Taxes

The benefit for federal, state and foreign income taxes was $6.4 million for 1998. The provision for federal, state and foreign taxes was $0.7 million in 1997. The effective tax rates were (32.9)% and 38.0% for 1998 and 1997, respectively. At December 31, 1998, the Company had $31.0 million in net operating loss and AMT and research and development tax credit carryforwards available to offset future federal taxable income. See Note 9 of Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenue

Total revenue for 1997 increased 32.2% to $44.4 million from $33.5 million for 1996. The increase was primarily due to an increase in software license revenue.

Software license revenue for 1997 increased 28.7% to $28.7 million from $22.3 million for 1996. The increase in software license revenue was primarily attributable to software license acceptances by new customers, software license agreement renewals, expanded software usage by existing customers, the licensing of standard product templates, and inflation-based increases in monthly license fees.

Services revenue for 1997 increased 39.1% to $15.7 million from $11.3 million for 1996. The increase in services revenue was primarily attributable to increased demand for implementation and consulting services.

Cost of Revenue

Cost of software license consists of amortization expense related to stock warrant and capitalized software costs, royalty payments to third party software vendors, and costs of product media, duplication and packaging. Cost of software license for 1997 decreased 46.4% to $0.3 million from $0.5 million for 1996, and decreased as a percentage of total revenue to 0.6% for 1997 from 1.4% for 1996. As a percentage of software license revenue, cost of software license decreased to 0.9% for 1997 from 2.1% for 1996. Such decreases were due to decreased amortization of purchased software costs partially offset by the costs associated with a stock purchase warrant issued by the Company in June 1997, which cost is being amortized through December 31, 2002.

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for 1997 increased 68.9% to $11.8 million from $7.0 million for 1996. Cost of services as a percentage of total revenue increased to 26.6% for 1997 from 20.8% for 1996, and increased as a percentage of services revenue to 75.0% for 1997 from 61.8% for 1996. These increases in cost of services were mainly due to increased staffing in the Company's Client Services group worldwide.

Operating Expenses

Research and development expenses consist primarily of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for 1997 increased 83.8% to $15.1 million from $8.2 million for 1996. The increase in research and development expenses was due to the hiring of additional development personnel as well as the depreciation of purchased capitalized software. As a percentage of total revenue, research and development expenses increased to 34.0% for 1997 from 24.5% for 1996. The Company has been increasing spending on sales and marketing more rapidly than spending in development and intends to continue a strategy of leveraging existing product functionality by balancing its historical focus on research and development with an increased emphasis on sales and marketing.

Selling and marketing expenses for 1997 increased 191.4% to $17.5 million from $6.0 million for 1996. As a percentage of total revenue, selling and marketing expenses increased to 39.4% for 1997 from 17.9% for 1996 as the Company invested in building its sales force. Such increases were attributable to the hiring of additional direct sales and marketing personnel, increased sales commission payments attributable to higher sales, and increased investment in marketing support activities and materials. During 1997, the Company continued to build its sales and marketing infrastructure in its domestic and international offices.

General and administrative expenses consist primarily of the salaries of the Company's executive, administrative and financial personnel, and associated expenses. General and administrative expenses for 1997 increased 68.2% to $3.1 million from $1.9 million for 1996 due to increased investment in the infrastructure needed to support the Company's growth. Such expenses increased as a percentage of total revenue to 7.0% for 1997 from 5.5% for 1996 due to the Company's investment in infrastructure.

License Interest Income

License interest income represents the portion of all license fees due under software license agreements which was not recognized upon product acceptance or license renewal. License interest income for 1997 increased 14.3% to $1.8 million from $1.6 million for 1996, reflecting a larger installed product base.

Provision for Income Taxes

The provisions for federal, state and foreign taxes were $0.7 million and $4.6 million for 1997 and 1996, respectively. The effective tax rates were 38.0% for 1997 and 38.1% for 1996. At December 31, 1997, the Company had $9.1 million in net operating loss and research and development tax credit carryforwards available to offset future federal taxable income

LIQUIDITY AND CAPITAL RESOURCES

From inception until the Company's initial public offering of Common Stock, the Company funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Net proceeds to the Company from such offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Net proceeds to the Company from such second public offering were approximately $51.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $24.8 million and working capital of approximately $32.9 million.

Net cash used by operating activities for the years ended December 31, 1998, 1997 and 1996 was $20.0 million, $10.0 million and $2.9 million, respectively. The increase in cash used in operating activities was primarily attributable to a 1998 net loss of $19.4 million and a $36.8 million increase in accounts receivable, partially offset by increases in deferred revenue, and accounts payable and accrued expenses. The Company's accounts receivable increased due to larger sales volume and deterioration in the age of the accounts receivable. The increase of cash used in operating activities was also attributable to the costs associated with the significant increase in new employees during the year ended December 31, 1998, some of whom, especially those in the Company's Sales and Client Services groups, require months of training and experience before they are able to generate revenue. Additionally, the Company's method of licensing its software over a 60 month period with payments made in monthly installments over the license term results in significant cash utilization during periods of rapid growth because a substantial portion of the associated expenses are incurred prior to the commencement of the license term. The Company is currently taking a number of steps to reduce the amount of cash used in operating activities, including improving billings practices in order to reduce the time between when services are performed and when such services are billed, intensifying collection efforts on past due accounts, exploring the possible securitization of license receivables, hiring new employees on a more selective basis and implementing more stringent cost controls, including reducing unnecessary personnel. The company has incurred severance committments of approximately $0.3 million in connection with the termination of approximately 60 employees.

Net cash used by investing activities for the years ended December 31, 1998, 1997 and 1996 was $7.5 million, $14.5 million and $2.0 million, respectively. This cash was used mainly to support the purchase of development software, in addition to the purchase of property and equipment consisting mainly of computer hardware and software, and furniture and fixtures to support the expansion of certain facilities and the Company's growing employee base.

Net cash provided by financing activities for the years ended December 31, 1998, 1997 and 1996 was $0.4 million, $52.6 million and $28.5 million, respectively. This cash was provided mainly as a result of the Company completing an initial public stock offering in 1996, a secondary public stock offering in 1997 and, to a lesser extent, the exercise of stock options.

In addition to cash used for investing activities, the Company has operating leases for office space and equipment. At December 31, 1998, the Company's commitments under non-cancellable operating leases for office space with terms in excess of one year totaled $4.6 million, $4.2 million and $4.2 million for 1999, 2000 and for 2001, respectively. The Company's total expense under such leases was $2.6 million, $1.4 million and $1.0 million for 1998, 1997 and 1996, respectively. See Note 8 of Notes to Consolidated Financial Statements.

As of December 31, 1998, the Company had a working capital line of credit, which expires on June 30, 1999, with a bank allowing for borrowings up to $5.0 million at the bank's prime rate (7.25% at December 31, 1998). Borrowings are subject to various covenants which call for a specified level of working capital and net worth, maintenance of certain financial ratios and restrictions on the payments of dividends. As of December 31, 1998, the Company was in compliance with all covenants, except for the profitability financial covenant, for which the Company received a non-compliance waiver. The Company intends to renegotiate the term and the covenant requirements under the existing line of credit with the same bank. See Note 5 of Notes to Consolidated Financial Statements.

The Company recorded bad debt expense in the amounts of $2.2 million, $1.9 million and $0.3 million in 1998, 1997, and 1996, respectively, to provide for the risk of non-payment of certain receivables, relating primarily to consulting and installation services rendered by the Company.

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

Pegasystems has designed and tested current versions of its products to be consistent with use after Year 2000. However, some customers are using earlier product versions. In addition the Company's products are generally integrated with the systems and products of its customers developed by other vendors. Year 2000 problems in these systems and products might significantly limit the ability of the Company's customers to realize the intended benefit offered by the Company's products. The Company may in the future be subject to claims based on Year 2000 problems in others' products or issues arising from the integration of multiple products within an overall system. Although the Company has not been involved in any litigation or proceeding to date involving its products or services related to Year 2000 issues, there can be no assurance that the Company will not in the future be required to defend its products or services or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liabilities of the Company for Year 2000-related damages could have a material adverse effect on the Company business, operating results and financial condition.

The Company also relies on certain computer technology and software that it licenses form third parties, including software that is integrated with the Company's products. These programs may also present Year 2000 problems. Although the Company has not experienced any significant product claims to date, there can be no assurance that unanticipated errors or defects will not result in product liability or other claims in the future. Failure of third-party software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has adopted standard industry practices to prepare for the effect of the upcoming date change on internal data and information technology systems (such as communications, development, accounting, billing, and other systems). The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. Pegasystems expects to substantially complete Year 2000 readiness preparations by the end of the second quarter of 1999 with respect to core business systems.

Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. The most reasonably likely worst case scenarios would include:
(i) corruption of data contained in internal information systems, (ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, Internet services, etc.). The Company is in the process of completing contingency planning for high risk areas (such as accounting, payroll, and invoicing/billing systems) at this time and has commenced contingency planning relating to other areas. The Company expects contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

INFLATION

Inflation has not had a significant impact on the Company's operating results to date, and the Company does not expect it to have a significant impact in the future. The Company's license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.

SIGNIFICANT CUSTOMERS

In 1998, the Company had one customer that accounted for 17.7% of the Company's consolidated revenue. In 1997, the Company had two customers that accounted for 13.7% and 10.0%, respectively, of the Company's consolidated revenue. In 1996, the Company had three customers that accounted for 14.5%, 11.4% and 10.5%, respectively, of the Company's consolidated revenue.


FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements involve various risks and uncertainties which could cause the Company's actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties include the effect of losses from prior periods, liquidity issues, pending litigation and regulatory proceedings, recent adverse publicity, seasonal variation of the Company's operations and fluctuations in the Company's quarterly results, rapid technological change involving the Company's products and those of competitors, delays in product development and implementation, the technological compatibility of the Company's products with its customers' systems, the Company's dependence on customers in the financial services market, intense competition in the markets for the Company's products, risk of non-renewal by current customers, management of the Company's growth, and other risks and uncertainties. These statements are based on estimates, projections, beliefs, and assumptions of the Company and its management and are not guarantees of future performance. Further information regarding those factors that could cause the Company's actual results to differ materially from any forward-looking statements contained herein is included in the Company's report on Form 10-K for the year ended December 31, 1998, which has been filed with the Securities and Exchange Commission.

Item 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may affect the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily the result of fluctuations in foreign exchange rates. The Company has not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

The Company derived approximately 22.6% of its total revenue in 1998 from sales to customers based outside of the United States. Certain of the Company's international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although the Company's sales denominated in foreign currencies in 1998 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such foreign currencies.

Item 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statement schedules are set forth in Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this Form 10-K and are filed herewith.

Item 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 . Information relating to the executive officers of the Company is set forth in
Part I, immediately following Item 4, of this Report under the caption "Executive Officers of the Registrant." The following information is furnished with respect to each Director.

         Edward A. Maybury, 59, has been a Director of the Company since its organization in 1983. Since July 1991, he has served as a Director, and from July 1991 through May 1993 was the President and Chief Executive Officer, of Creative Systems, Inc., a software and services company. Prior thereto, Mr. Maybury was the Chief Executive Officer of Data Architect Systems, Inc., a software and services company.

         Leonard A. Schlesinger, 46, has been a Director of the Company since June 1996. Professor Schlesinger is Professor of Sociology and Public Policy and Senior Vice President for Development at Brown University. From 1988 through 1998, he was a Professor of Business Administration at the Harvard Business School where he was chairman of the Service Management Group, an interdisciplinary faculty group that focuses on customer service. Professor Schlesinger is also a Director of The Limited, Inc., a specialty retailer, Borders Group, Inc., a book, music and video retailer, and GC Companies, Inc., a movie exhibition and investments company.

         Edward B. Roberts, 63, has been a Director of the Company since June 1996. Since 1961, he has been the David Sarnoff Professor of Management of Technology at the Massachusetts Institute of Technology. He was co-founder and chairman, from 1963 until June 1995, of Pugh-Roberts Associates, Inc., an international management consulting firm specializing in strategic planning and technology management. In addition, Dr. Roberts co-founded and is a Director of Medical Information Technology, Inc., a provider of hospital information systems. Dr. Roberts is also a Director of Advanced Magnetics, Inc., a medical imaging company, Selfcare, Inc., a manufacturer of home medical diagnostic products, and is a general partner of Zero Stage Capital, a venture capital firm.

         Thomas E. Swithenbank, 54, has been a Director of the Company since June 1996. From 1990 to 1998, he was President and Chief Executive Officer of Harte-Hanks Data Technologies, a computer software and servicing company specializing in database marketing systems. Prior thereto, Mr. Swithenbank was President of International Data Corporation, a world-wide computer marketing consulting firm. Mr. Swithenbank has an A.B. from Harvard University and an M.B.A. from the Harvard Business School.

         Alan Trefler, 43, a founder of the Company, has served as President and Clerk and has been a Director since the Company's organization in 1983. Prior thereto, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a degree in economics and computer science from Dartmouth College.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's Directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file reports with the Securities and Exchange Commission (the "SEC") disclosing their ownership of stock in the Company and changes in such ownership. Copies of such reports are also required to be furnished to the Company.

         To the Company's knowledge, based solely on review of the copies of the above-mentioned reports furnished to the Company and written representations that no other reports were required, during 1998 all such filing requirements were complied with in a timely fashion.

Item 11
EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Each non-employee Director of the Company receives $1,000 for every Board or committee meeting attended. The Company also reimburses non-employee Directors for expenses incurred in attending Board meetings. In addition, non-employee Directors of the Company are eligible to receive stock options under the 1996 Non-Employee Director Stock Option Plan. No other compensation is paid to Directors for attending Board or committee meetings. Messrs. Maybury, Roberts, Schlesinger and Swithenbank are currently the non-employee Directors of the Company

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 1998, 1997 and 1996 by (i) the Company's Chief Executive Officer and

(ii) the four most highly compensated other executive officers (collectively, the "Named Executive Officers"):


                           Summary Compensation Table

                                                                      Annual Compensation (1)
                                                               --------------------------------------     All Other
Name and Principal Positions                             Year     Salary ($)           Bonus ($)       Compensation ($)
-------------------------------------------------------------------------------------------------------------------------
Alan Trefler                                             1998     $200,000                  -                   -
President                                                1997     $200,000                  -                   -
                                                         1996      188,333 (2)       $ 38,759  (3)       $ 15,000  (4)

Joseph J. Friscia                                        1998     $180,000             70,000                   -
Vice President of Sales and Marketing                    1997      143,333             47,250  (5)         10,786  (4)
                                                         1996      125,000             94,730  (6)              -

Eugene A. Bonte                                          1998     $140,000             25,000                   -
Vice President of Market Strategy and Delivery (7)       1997      129,167             21,000  (5)              -
                                                         1996       86,897             31,149  (6)              -

Michael R. Pyle                                          1998     $140,000             15,000                   -
Vice President of Applications Development               1997      120,000             15,750  (5)          8,587  (4)
                                                         1996      111,250             41,285  (8)              -

Ira Vishner                                              1998     $125,000             10,000              10,000  (4)
Vice President, Corporate Services, Treasurer,           1997      120,000             10,500  (5)         19,441  (4)
Chief Financial Officer (9)                              1996      110,667             30,169  (8)              -

-----------------

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of the Named Executive Officers for 1998, 1997 and 1996.

(2) Includes $8,333 earned between August and December 1996 and paid in February 1997.

(3) Represents bonus earned between July 1995 and June 1996 and paid in February 1997.

(4)  Represents payments in lieu of paid days off.

(5) Represents bonus earned between July 1996 and December 1997 and paid in 1998.

(6)  Represents bonus earned in 1996 and paid in February 1997.

(7) Mr. Bonte has indicated his intention to resign from the Company on May 21, 1999.

(8)  Represents bonus earned between July 1995 and June 1996 and paid in 1996.

(9)  Mr. Vishner's employment with the Company terminated in January 1999.

Option Grants

The following table provides certain information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ending December 31, 1998, to each of the Named Executive Officers:

Option Grants in Fiscal 1998


                                                  Individual Grants
                         ---------------------------------------------------------------------
                                                                                                   Potential Realizable Value
                            Number of          Percent of                                            at Assumed Annual Rates
                              Shares          Total Options                                        of Stock Price Appreciation
                            Underlying         Granted to          Exercise or                         for Option Term (1)
                             Options          Employees In         Base Price     Expiration     --------------------------------
Name                       Granted (#) (2)     Fiscal Year         ($/Share)          Date            5% ($)          10% ($)
-----------------------  -----------------   ----------------   ---------------   ------------   ---------------  ---------------
Alan Trefler                     -                   -                     -              -                 -                 -

Joseph J. Friscia            60,000                1.0%               $7.75         10/15/08          $292,434         $744,090

Eugene A. Bonte              25,000                0.4                 7.75         10/15/08           121,848          308,788

Michael R. Pyle              25,000                0.4                 7.75         10/15/08           121,848          308,788

Ira Vishner                  20,000                0.3                 7.75         10/15/08            97,478          247,030

-----------------

(1) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the prescribed assumption that the Company's common stock will appreciate in value from the date of grant to the end of the option term at rates (compounded annually) of 5% and 10%, respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Company's common stock.

(2) These options vest over a five year term, with twenty percent of the total grant vesting on the first anniversary date of the grant, and quarterly vests thereafter.


Aggregated Option Exercises and Year-End Option Table

The following table sets forth certain information concerning options exercised during 1998 and the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 1998.

   Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                                               Number of Shares                 Value of Unexercised
                                                            Underlying Unexercised              In-the-Money Options
                                                             Options at Year-End                   At Year-End ($)
                                                      -----------------------------------  --------------------------------
                           Shares          Value
                        Acquired on      Realized
Name                    Exercise (#)        ($)          Exercisable    Unexercisable       Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Alan Trefler                    -               -               -               -                   -               -

Joseph J. Friscia               -               -         267,000         238,000             903,715         206,782

Eugene A. Bonte                 -               -          18,000         154,000                   -               -

Michael R. Pyle            25,000        $620,583         125,900         143,200             482,109         165,426

Ira Vishner                     -               -           5,000          75,000                   -               -

Compensation Committee Interlocks and Insider Participation

         Prior to May 1996, decisions concerning compensation of executive officers were made by the Board of Directors which included Mr. Trefler, the President of the Company, and Mr. Vishner, a Vice President and the Chief Financial Officer of the Company. In May 1996, the Company established the Compensation Committee. No executive officer of the Company has served as a Director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on the Company's Board of Directors or Compensation Committee.

Item 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

         The following table sets forth certain information as of February 15, 1999, with respect to the beneficial ownership of Common Stock of the Company by
(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each Director of the Company, (iii) the CEO and the four other most highly compensated executive officers and (iv) all executive officers and Directors of the Company as a group. To the knowledge of the Company, based on information provided by such owners, all persons listed below have sole voting and investment power with respect to their shares of Common Stock except to the extent authority is shared by spouses under applicable law.

    Name of                                   Number of Shares                   Percentage of Shares
Beneficial Owner                            Beneficially Owned (1)                Beneficially Owned
Alan Trefler (2)                               21,237,100                               74.0%

Joseph J. Friscia (3)                             298,000                                1.0

Eugene A. Bonte (3)                                54,000                                   *

Michael R. Pyle (3)                               280,800                                   *

Ira Vishner                                       224,700                                   *

Edward A. Maybury (3)                              17,600                                   *

Edward B. Roberts (4)                              17,000                                   *

Leonard A. Schlesinger (3)                         12,000                                   *

Thomas E. Swithenbank (3)                          12,000                                   *

All executive officers and Directors
 as a group (11 persons) (5)                   22,388,200                               78.0%

-----------------
* Represents beneficial ownership of less than 1% of the outstanding Common
Stock.

(1) The number of shares of Common Stock deemed outstanding includes (i) 28,683,100 shares of Common Stock outstanding as of February 15, 1999 and
    (ii) 18,000 shares issuable pursuant to outstanding options held by the respective person or group which are exercisable within 60 days of February 15, 1999, as set forth below.

(2) Includes 375,000 shares held in trust with respect to which Mr. Trefler has voting and dispositive power. Mr. Trefler disclaims beneficial interest.

(3) Consists solely of shares of Common Stock subject to stock options exercisable within 60 days of February 15, 1999.

(4) Includes 6,000 shares of Common Stock subject to stock options exercisable within 60 days of February 15, 1999.

(5) Includes 680,400 shares of Common Stock subject to stock options exercisable within 60 days of February 15, 1999.

Item 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         Since December 31, 1996 there have been no transactions involving more than $60,000, nor are any proposed, between the Company and any executive officer, Director, 5% beneficial owner of the Company's Common Stock or equivalents, or any immediate family member of any of the foregoing, in which any such persons or entities had or will have a direct or indirect material interest.

The Company has adopted a policy whereby all future transactions between the Company and its officers, Directors, principal stockholders and their affiliates will be on terms no less favorable to the Company than could be obtained from unrelated third parties and will be approved by a majority of the disinterested members of the Company's Board of Directors. No such transactions are currently being considered.


PART IV

Item 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The following consolidated financial statements are required to be filed by Item 8 of this Form 10-K and are filed herewith as noted below.

        Item

             Consolidated Balance Sheets at December 31, 1998 and 1997

             Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

             Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

             Notes to Consolidated Financial Statements

             Reports of Independent Public Accountants


       (2) Financial Statement Schedules

       All financial statement schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedule or because the information is reflected in the consolidated financial statements or notes thereto.

       (3) Exhibits

       The exhibits filed as part of this Report are listed in the Exhibit Index immediately following the financial statement schedule included in this Report.

(b)  Reports on Form 8-K

On November 25, 1998, the Company filed a report on Form 8-K with the Commission to announce the delaying of its filing on Form 10-Q for the quarter ended September 30, 1998.

On January 8, 1999, the Company filed a report on Form 8-K with the Commission to announce that Ira Vishner had resigned from his positions with the Company, effective January 4, 1999.

                                   SIGNATURES

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PEGASYSTEMS INC.

Date:  April 15, 1999


                                     By:   /s/ Richard B. Goldman
                                           ------------------------------------
                                           Richard B. Goldman, Vice President,
                                           Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on April15, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Alan Trefler
--------------------------------       President, Clerk and Director (principal
Alan Trefler                           executive officer)


/s/ Richard B. Goldman
--------------------------------       Vice President, Chief Financial Officer
Richard B. Goldman                     and Treasurer (principal financial
                                       officer and principal accounting officer)



/s/ Edward A. Maybury
--------------------------------       Director
Edward A. Maybury


/s/ Edward B. Roberts
--------------------------------       Director
Edward B. Roberts


/s/ Leonard A. Schlesinger
--------------------------------       Director
Leonard A. Schlesinger


/s/ Thomas E. Swithenbank
--------------------------------       Director
Thomas E. Swithenbank

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To the Board of Directors of Pegasystems Inc.:

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further discussed in Note 10, two class action lawsuits have been filed by certain stockholders against the Company and certain of its current and former officers and directors, the outcome of which are uncertain at this time. Management believes that it is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operations. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management's time and attention. The Company's delays in SEC filings and adjustments made to previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services and may also have an adverse effect on the Company's financial position or results of operations.

In our opinion. the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pegasystems Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                              /s/ Arthur Andersen LLP

Boston, Massachusetts
April 15, 1999

Report of Independent Auditors

To the Board of Directors of
Pegasystems Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Pegasystems Inc. for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pegasystems Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                            /s/ Ernst & Young LLP


Boston, Massachusetts
February 24, 1997

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

10.13.* Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture.

10.14.* Amendment Number 1 to Lease Agreement dated August 7, 1994 between the Registrant and Riverside Office Park Joint
               Venture.

10.15.+ Warrant agreement dated June 27, 1997 by and between the Registrant and First Data Resources Inc.

21.1           Subsidiaries of the Registrant.

23.1.          Consent of Arthur Andersen LLP.

23.2.          Consent of Ernst & Young LLP.

27.1.          Financial Data Schedule-1998.


* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference to the same exhibit number.

+ Filed as an exhibit to the Registrant's Form 10-K for 1997.

PEGASYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share-related data)

                                                                                      December 31,
                                                                             -------------------------------
Assets                                                                        1998                   1997
                                                                             --------               --------
Current assets:
    Cash and cash equivalents                                                 $24,806                $52,005
    Trade and installment accounts receivable, net of
      allowance for doubtful accounts of $2,753 in
      1998 and $2,200 in 1997                                                  42,316                 20,319
    Prepaid expenses and other current assets                                   2,427                  1,514
                                                                             --------               --------
         Total current assets                                                  69,549                 73,838

Long-term license installments, net                                            49,000                 36,403
Equipment and improvements, net                                                10,044                  5,578
Purchased software and other, net                                               9,505                 11,701
                                                                             --------               --------
         Total assets                                                        $138,098               $127,520
                                                                             ========               ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                     $14,842                 $5,398
    Deferred revenue                                                           21,714                  1,754
    Deferred income taxes                                                           -                  3,978
    Current portion of capital lease obligations                                  123                      -
                                                                             --------               --------
         Total current liabilities                                             36,679                 11,130

Commitments and contingencies (Notes 8 and 10)
Deferred income taxes                                                             750                  3,669
Capital lease obligations, net of current portion                                 202                      -
Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized; no shares issued and outstanding                                  -                      -
    Common stock, $.01 par value, 45,000,000 shares authorized; 28,683,100 shares and 28,545,100 shares issued and outstanding in 1998
        and 1997, respectively                                                    287                    285
    Additional paid-in capital                                                 87,757                 86,841
    Deferred compensation                                                         (36)                   (55)
    Stock warrant                                                               2,897                  2,897
    Retained earnings                                                          10,037                 23,107
    Cumulative foreign currency translation adjustment                           (475)                  (354)
                                                                             --------               --------
         Total stockholders' equity                                           100,467                112,721
                                                                             --------               --------
         Total liabilities and stockholders' equity                          $138,098               $127,520
                                                                             ========               ========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)


Years Ended December 31,                                         1998               1997             1996
                                                               ---------          --------         --------
Revenue:
      Software license                                          $29,409           $28,657          $22,258
      Services                                                   30,997            15,704           11,287
                                                               ---------          --------         --------
         Total revenue                                           60,406            44,361           33,545
                                                               ---------          --------         --------

Cost of revenue:
      Cost of software license                                    1,598               256              477
      Cost of services                                           23,449            11,782            6,975
                                                               ---------          --------         --------
         Total cost of revenue                                   25,047            12,038            7,452
                                                               ---------          --------         --------

Gross profit                                                     35,359            32,323           26,093

Operating expenses:
      Research and development                                   23,380            15,104            8,218
      Selling and marketing                                      25,769            17,483            5,999
      General and administrative                                 10,459             3,124            1,857
                                                               ---------          --------         --------
         Total operating expenses                                59,608            35,711           16,074
                                                               ---------          --------         --------
Income (loss) from operations                                   (24,249)           (3,388)          10,019

License interest income                                           2,662             1,789            1,565
Other interest income                                             2,059             3,348              619
Other income (expense), net                                          47                 -              (85)
                                                               ---------          --------         --------
Income (loss) before provision (benefit) for
      income taxes                                              (19,481)             1,749          12,118
Provision (benefit) for income taxes                             (6,411)               664           4,618
                                                               =========          ========         ========
         Net income (loss)                                     ($13,070)            $1,085          $7,500
                                                               =========          ========         ========

Earnings (loss) per share:
      Basic                                                      ($0.46)             $0.04           $0.30
                                                               =========          ========         ========
      Diluted                                                    ($0.46)             $0.04           $0.28
                                                               =========          ========         ========
Weighted average number of common shares outstanding:
      Basic                                                      28,604            28,284           24,802
                                                               =========          ========         ========
      Diluted                                                    28,604            30,268           26,397
                                                               =========          ========         ========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                PEGASYSTEMS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                          Cumulative
                                  Common Stock                                                              Foreign
                               Number                 Additional                   Deferred                Currency       Total
                                 of                     Paid-in      Deferred        Stock    Retained    Translation  Stockholders'
                               Shares       Amount      Capital     Compensation    Warrant   Earnings     Adjustment     Equity
                             ---------     --------   ----------   --------------  ---------  --------    -----------  -------------
Balance at December 31, 1995   23,490        $235         $106          $(91)       $    -     $14,522        $(98)      $14,674
Issuance of common stock        2,700          27       29,339                                                            29,366
Exercise of stock options         202           2           64                                                                66
Tax benefit from exercise
    of stock options                                       697                                                               697
Foreign currency
    translation adjustment                                                                                      64            64
Amortization of deferred
    compensation                                                          18                                                  18
Net income                                                                                       7,500                     7,500
                               ------        ----      -------        ------     ---------     -------       -----       -------
Balance at December 31, 1996   26,392         264       30,206           (73)            -      22,022         (34)       52,385
Issuance of common
    stock, net of issuance
    costs of $485,198           1,837          18       51,925                                                            51,943
Exercise of stock options         316           3          638                                                               641
Tax benefit from exercise
    of stock options                                     4,072                                                             4,072
Foreign currency
    translation adjustment                                                                                    (320)         (320)
Amortization of deferred
    compensation                                                          18                                                  18
Issuance of stock warrant                                                            2,897                                 2,897
Net income                                                                                       1,085                     1,085
                               ------        ----      -------        ------     ---------     -------       -----       -------
Balance at December 31, 1997   28,545         285       86,841           (55)        2,897      23,107        (354)      112,721
Exercise of stock options         138           2          429                                                               431
Tax benefit from exercise
   of stock options                                        487                                                               487
Foreign currency
    translation adjustment                                                                                    (121)         (121)
Amortization of deferred
    compensation                                                          19                                                  19
Net loss                                                                                       (13,070)                  (13,070)
                               ------        ----      -------        ------     ---------     -------       -----       -------
Balance at December 31, 1998   28,683        $287      $87,757          ($36)       $2,897     $10,037       ($475)     $100,467
                               ======        ====      =======        ======     =========     =======       =====       =======

                 The accompanying notes are an integral part of
                     these consolidated financial statements

Pegasystems Inc.
Consolidated Statements of Cash Flows
(in thousands)

Years Ended December 31,                                                       1998              1997                1996
                                                                             --------           -------             -------
Cash flows from operating activities:
   Net income (loss)                                                         $(13,070)          $ 1,085             $ 7,500
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Provision (benefit) for deferred income taxes                          (6,596)              722               3,977
        Depreciation and amortization                                           5,595             3,159               1,633
        Provision for doubtful accounts                                         2,165             1,938                 300
        Change in operating assets and liabilities:
            Trade and installment accounts receivable                         (36,759)          (20,276)            (16,389)
            Prepaid expenses and other current assets                            (913)             (279)               (810)
            Accounts payable and accrued expenses                               9,629             1,978                 950
            Deferred revenue                                                   19,960             1,701                 (61)
                                                                             --------           -------             -------
               Net cash used in operating activities                          (19,989)           (9,972)             (2,900)

Cash flows from investing activities:
        Purchase of equipment and improvements                                 (7,520)           (4,488)             (2,005)
        Purchased software                                                          -           (10,000)                  -
                                                                             --------           -------             -------
               Net cash used in investing activities                           (7,520)          (14,488)             (2,005)

Cash flows from financing activities:
   Repayments of long-term debt                                                     -                 -              (1,598)
   Issuance of common stock, net                                                    -            51,943              29,366
   Exercise of stock options                                                      431               641                  66
   Tax benefit from exercise of stock options                                       -                 -                 697
                                                                             --------           -------             -------
               Net cash provided by financing activities                          431            52,584              28,531

   Effect of exchange rate on cash and cash equivalents                          (121)             (320)                 64
                                                                             --------           -------             -------

               Net increase (decrease)  in cash and  cash equivalents         (27,199)           27,804              23,690

Cash and cash equivalents, at beginning of year                                52,005            24,201                 511
                                                                             --------           -------             -------

Cash and cash equivalents, at end of year                                    $ 24,806           $52,005             $24,201
                                                                             ========           =======             =======
Supplemental disclosures of cash flow information:
 Cash paid during period:
          Interest                                                           $      9           $     7             $    86
                                                                             --------           -------             -------
          Income taxes                                                       $     84           $    13             $    90
                                                                             --------           -------             -------
Non-cash financing activity:
   Issuance of stock warrant                                                        -            $2,897                   -
                                                                             ========           =======             =======
   Equipment acquired under capital lease                                    $    325           $     -                   -
                                                                             ========           =======             =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                PEGASYSTEMS INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.     SIGNIFICANT ACCOUNTING POLICIES

       (a)    Business

              Pegasystems Inc. (the "Company") was incorporated on April 21, 1983 and develops customer service management software used by large, transaction-intensive organizations to automate and manage their customer interactions. Customers of the Company include large banks, credit card processors, mutual fund companies and major companies in non-financial service industries. The Company also offers consulting, training, and maintenance and support services to facilitate the installation and use of its solutions.

              The environment of rapid technological change and intense competition which is characteristic of the software development industry results in frequent new products and evolving industry standards. The Company's continued success depends upon its ability to penetrate vertical markets, enhance current products and develop new products on a timely basis that keep pace with the changes in technology and competitors' innovations.

              International revenue is subject to various risks, including imposition of government controls, export license requirements, political and economic conditions and instability, trade restrictions, currency fluctuations, changes in taxes, difficulties in staffing and managing international operations, and high local wage scales and other operating costs and expenses.

       (b)    Management Estimates and Reporting, Operating and Control
              Environment

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant assets and liabilities with reported amounts based on estimates include trade and installment accounts receivable, long term license installments and deferred revenue.

              Following the December 31, 1997 audit, the Company received a management letter from its independent public accountants that identified material weaknesses in the Company's internal control environment. The letter included recommendations to hire an industry competent Chief Financial Officer, reorganize and upgrade the sales and contract administration process and upgrade the accounts receivable collection process to ensure proper revenue recognition and financial reporting. A new chief financial officer was hired in September 1998. In connection with the preparation of the Company's financial statements for the quarter ended September 30, 1998, information was discovered that lead to a review of certain revenue transactions. In January 1999 the Company announced that it had restated its financial statements for the first and second quarters of 1997, (which provided for offsetting adjustments), and each of the first three quarters of 1998 (see Note 2).

              The December 31, 1998 audit resulted in material adjustments to the fourth quarter's revenues and expenses. In connection with the completion of the December 31, 1998 audit, the independent public accountants have informed the Company that their management letter will again communicate material weaknesses similar to many of those material weaknesses included in the 1997 management letter. In addition to certain material weaknesses previously included in the 1997 management letter, the independent public accountants have noted various other internal control deficiencies. These include inadequate controls and procedures over the customer service project implementation process that has resulted in the Company's inability to reasonably estimate the fair value of undelivered elements and therefore, its inability to allocate contract fees to each element of an arrangement based on vendor-specific objective evidence of fair value. Additionally, the independent public accountants have noted significant control deficiencies over the Company's billing and collection process and software delivery and acceptance process. Additionally, in April 1999, the new chief financial officer indicated his intention to resign from the Company within the next several months.

       (c)    Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pegasystems Limited (a United Kingdom Company), Pegasystems Investment Inc. (a Massachusetts Securities Corporation), Pegasystems Company (a Canadian Company), Pegasystems Worldwide Inc. (a United States Corporation), GDOO (a Swedish Company), and Pegasystems Pty Ltd. (an Australian Company). All intercompany accounts and transactions have been eliminated in consolidation.

       (d)    Foreign Currency Translation

              The translation of assets and liabilities of the Company's foreign subsidiaries is made at year-end exchange rates, while revenue and expense accounts are translated at the average exchange rates for the respective years ended. The resulting translation adjustments are excluded from net income (loss) and are charged or credited to "Cumulative foreign currency translation adjustment" included as part of stockholders' equity.

              Realized and unrealized exchange gains or losses from transaction adjustments are reflected in other income and are not material.

       (e)    Revenue Recognition

              The Company's revenue is derived from two sources: software license fees and service fees. Software license fees are payable on a monthly basis under license agreements, which generally have a five-year term and may be renewed for additional terms at the customer's option. Software license fee revenue represents the present value of future license payments. A portion of the fee from each arrangement is initially deferred and recognized as interest income over the term of the license agreement. Service fees are generally recognized as revenue as the services are performed or as certain implementation milestones are achieved.

              During 1996 and 1997, the Company recognized revenue in accordance with Statement of Position (SOP) 91-1, "Software Revenue Recognition", as issued by the American Institute of Certified Public Accountants. Specifically, revenue from software license arrangements is generally recognized upon delivery and product acceptance pursuant to non-cancelable license agreements, and is based on management's assessment that the collectability of the long-term license installments is probable. Additionally, upon acceptance the Company must have had no significant remaining vendor obligations regarding the licensed software.

              Effective January 1, 1998, the Company adopted the provisions of SOP 97-2, "Software Revenue Recognition", as issued by the American Institute of Certified Public Accountants. Beginning in 1998, software license fee revenue is recognized upon customer acceptance of the software when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable and collectability of the fee is probable. Service fee revenue is recognized as the services are performed. Maintenance revenue is recognized ratably over the term of the maintenance arrangement. In arrangements that include multiple elements, SOP 97-2 requires the total fee to be allocated to the various elements based on vendor-specific objective evidence of fair value. If sufficient vendor-specific objective evidence does not exist for allocation of the fee to the various elements of the arrangement, all revenue from the arrangement is deferred until such vendor-specific objective evidence exists or all elements have been delivered and accepted. Deferred revenue at December 31, 1998 consists primarily of software license and service fees from arrangements for which acceptance of the software license has not occurred or acceptance has occurred but sufficient vendor-specific objective evidence of the fair value of each element as required by SOP 97-2 does not yet exist for the allocation of the contract fee to each element of the arrangement. Deferred revenue also includes the fair value of free consulting hours committed by the Company that had not been performed as of December 31, 1998.

              In the case of software license agreement renewals, license fee revenue is recognized upon execution of the renewal or extension agreement. The Company provides for revenue reserves for the estimated fair value of warranty obligations or product returns in the period in which license fee revenue is recognized.

              Beginning in the fourth quarter of 1998, the Company began using discount rates ranging between 6.35% - 7.0%. The discount rate used for the year ended December 31, 1997 and the nine-months ended September 30, 1998 was 7.0%. The discount rate used in the present value calculations was 7.0% for the three months ended March 31, 1996 and was 6.75% for the remainder of the year ended December 31, 1996.

       (f)    Cash and Cash Equivalents

              The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

       (g)    Concentration of Credit Risk

              Financial instruments that potentially subject the Company to a concentration of credit risk consist of trade accounts receivable and long-term license installments receivable. The Company records long-term license installments in accordance with its revenue recognition policy, which results in receivables from customers (primarily large organizations with strong credit ratings).

       (h)    Equipment and Improvements

              Equipment and improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for equipment and purchased software and five years for furniture and fixtures. Leasehold improvements are amortized over the life of the lease.

       (i)    Software Costs

              In compliance with the Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", certain software costs are capitalized by the Company. Capitalization of software costs begins upon the establishment of technological feasibility, defined by the Company as a working model or an operative version of the computer software product that is completed in the same language and is capable of running on all of the platforms as the product to be ultimately marketed. No costs were capitalized during 1998, 1997, or 1996.

              Amortization of capitalized software costs is included in cost of software license revenue. No amortization expense for capitalized software costs was charged to cost of software license revenue in 1998 and 1997. Total amortization expense charged to cost of software license was $0.5 million during 1996.

       (j)    Net Earnings (Loss) Per Share

              The Company follows the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting (loss) earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering ("IPO"). The Company has applied the provisions of SFAS No. 128 and SAB No. 98 retroactively to all periods presented.

              For the year ended December 31, 1998, diluted weighted average shares is the same as basic weighted average shares as the inclusion of stock options and warrants would be anti-dilutive. Calculations of basic and diluted net earnings (loss) per share and potential common share are as follows:

                                                                                      Years Ended December 31,
                                                                              1998              1997             1996
                                                                               (in thousands, except per share data)

                 Basic:
                    Net income (loss)                                    $       (13,070) $         1,085   $         7,500
                                                                         ===============  ===============   ===============
                    Weighted average common shares outstanding                    28,604           28,284            24,802
                                                                         ===============  ===============   ===============

                 Basic earnings (loss) per share                         $         (0.46) $          0.04   $          0.30
                                                                         ===============  ===============   ===============

                 Diluted:
                    Net income (loss)                                    $       (13,070) $         1,085   $         7,500
                                                                         ===============  ===============   ===============

                 Weighted average common shares outstanding                       28,604           28,284            24,802
                 Effect of assumed exercise of stock options                           -            1,984             1,595
                                                                         ---------------  ---------------   ---------------

                 Weighted average common shares outstanding, assuming             28,604           30,268            26,397
                 dilution                                                ===============  ===============   ===============


                 Diluted earnings (loss) per share                      $         (0.46) $          0.04   $          0.28
                                                                         ===============  ===============   ===============


               For the years ended December 31, 1998, 1997 and 1996, 1,987,020 options and warrants, 185,481 options and 7,201 options, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

         (k)  Comprehensive Income

              In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The components of the Company's comprehensive income are as follows:


                                                                         Year Ended December 31
                  (in thousands)                             1998               1997                    1996
                  Net (loss) income                       $ (13,070)         $  1,085                 $  7,500
                  Foreign currency translation, net
                  of income taxes                               (81)             (198)                      39
                                                          ---------          --------                 --------
                  Comprehensive (loss) income               (13,151)              887                    7,539
                                                          =========          ========                 ========


         (l)  Segment Reporting

              During 1998, the Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise, as defined. Based on the criteria set forth in SFAS No. 131, the Company currently operates in one operating segment, customer service software.

              SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and major customers. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Substantially all of the Company's assets are located within the United States. During 1998, 1997 and 1996, the Company derived its operating revenue from the following countries (as a percentage of total operating revenue):


                                                                      Year Ended
                                                                      December 31,
                                                               1998       1997       1996

                           United States                        77%        84%        82%
                           United Kingdom                       11%         8%        11%
                           Other                                12%         8%         7%
                                                               ---        ---        ----

                                                               100%       100%       100%
                                                               ===        ===        ===


              In 1998 one customer accounted for approximately 17.7% of the Company's total revenue. In 1997, two customers accounted for approximately 13.7% and 10% of the Company's total revenue, respectively. In 1996, three customers accounted for approximately 14.5%, 11.4% and 10.5% of the Company's total revenue.

       (m)    New Accounting Standards

              In March 1998, the AICPA issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until capitalization criteria are met, as defined. Adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

              During 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 is effective for years beginning after December 15, 1998. Management does not expect that the adoption of this statement will have a material impact on the Company's consolidated financial statements taken as a whole.

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement applies to all entities for all fiscal quarters beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. As of December 31, 1998 and during the three year period then ended the Company did not hold any derivative instruments or have any hedging activities. The Company does not expect adoption of this statement to have a significant impact on its financial position or results of operations.

       (n)    Stock Options

              The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and intends to continue to do so. During 1995, the Company granted stock options for a fixed number of shares to employees with an exercise price less than the then fair market value of the shares at the date of the grant. For the difference between the fair market value and the exercise price, the Company recorded deferred compensation in the consolidated statements of stockholders' equity, which is being expensed over the vesting period.

              The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to account for its stock option plans in accordance with the provisions of APB Statement No. 25.

2.     RESTATEMENTS

       On April 15, 1998, the Company restated its consolidated financial statements for each of the unaudited first three quarterly periods ended September 30, 1997. The restatements reflected revenue adjustments as a result of a change in the timing of revenue recognition on certain contracts. Also included in the restated consolidated financial statements are operating expenses, including a provision for bad debts not previously recorded by the Company and the recording of certain other expenses and reserves.

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

       Based on such review, the Company concluded that it was necessary to revise its previously disclosed preliminary, unaudited results of operations for the three and nine-month periods ended September 30, 1998 and to restate its unaudited interim financial statements for the first and second quarters of each of 1998 and 1997. The revenue changes are principally reversals of license and services revenues arising from the inability to reasonably estimate the fair value of undelivered elements (implementation services) in connection with software license and implementation service arrangements, issues surrounding the timing and delivery or acceptance of licensed software, certain project milestones not being completed and billing errors or delays. The revenue changes also reflect an increase in revenue reserves. In the opinion of management, all material adjustments necessary to correct the consolidated financial statements have been recorded.

       A summary of the impact of such restatement on the financial statements for the unaudited nine-month period ended September 30, 1998 is as follows:


                                                                    (unaudited)
                                                                 Nine Months Ended
                                                                September 30, 1998
                                                                   (in thousands)

                                                            As Reported         As Restated
                                                            -----------         -----------
          Software license revenue                            $40,750             $27,224
          Services revenue                                     27,436              22,799
          Total revenue                                        68,186              50,023
          Income (loss) from operations                        13,806              (5,520)
          Net income (loss)                                    10,917              (1,065)
          Earnings (loss) per share: Basic                       $.38               $(.04)
          Earnings (loss) per share: Diluted                     $.37               $(.04)
          Total assets                                       $150,596            $147,955

See Note 11 for disclosure of the restated unaudited selected quarterly information for the four quarters ended December 31, 1998 and 1997.

3.     EQUIPMENT AND IMPROVEMENTS

       The cost and accumulated depreciation of equipment and improvements consist of the following:

                                                                       December 31,
                                                                   1998             1997
                                                                      (in thousands)

                  Equipment                                  $        11,987   $         7,243
                  Furniture and fixtures                               2,721             1,895
                  Leasehold improvements                               2,627               838
                  Equipment under capital leases                         342                 -
                                                             ---------------   ---------------
                                                                      17,677             9,976

                  Less: accumulated depreciation and
                  amortization                                        (7,633)           (4,398)
                                                             ----------------  ---------------

                  Equipment and improvements, net            $        10,044   $         5,578
                                                             ===============   ===============



       Depreciation and amortization expense was approximately $3.2 million, $2.0 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses consist of the following:

                                                                      December 31,
                                                                 1998            1997
                                                                     (in thousands)

               Trade accounts payable                           $     2,502   $      863
               Employee compensation and benefits                     3,317        1,332
               Accrued income taxes                                     161          754
               Other accrued expenses                                 3,792        1,114
               Revenue reserve                                        4,861          961
               Accrued consulting costs                                 209          374
                                                                -----------   ----------
                                                                $    14,842   $    5,398
                                                                ===========   ==========

5.     DEBT

       The Company had no outstanding long-term debt at December 31, 1998 and December 31, 1997.

       As of December 31, 1998, the Company had a working capital line of credit, which will expire on June 30, 1999, with a bank allowing for borrowings up to $5.0 million at the bank's prime rate (7.25% at December 31, 1998). The Company had no borrowings outstanding under the line of credit at December 31, 1998. Borrowings are subject to various covenants which call for a specified level of working capital and net worth, maintenance of certain financial ratios and restrictions on the payments of dividends. As of December 31, 1998, the Company was in compliance with all covenants, except for the profitability financial covenant, for which the Company subsequently received a non-compliance waiver. The Company intends to renogotiate the terms and covenant requirements under the existing line of credit with the same bank.

6.     STOCKHOLDERS' EQUITY

       (a)    Recapitalization and Stock Split

              On July 10, 1996, the Company increased the number of shares of common stock authorized from 9.0 million to 45.0 million shares. The Company's Board of Directors approved a three-for-one stock split in the form of a stock dividend effective on July 10, 1996. The financial statements give effect to the stock split for all periods presented.

              The Board of Directors is authorized, subject to certain limitations prescribed by law, without further stockholder approval, to issue from time to time up to an aggregate 1.0 million shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifying limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemptions (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any shares or designations of such series.

       (b)    Long-Term Incentive Plan

              In 1994, the Company adopted a Long Term Incentive Plan (as amended, the "1994 Plan") to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options.

              In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. As of December 31, 1998, a total of
              6.8 million shares of common stock were reserved for issuance under the 1994 Plan.

              The option price per share is determined at the date of grant. For incentive stock options, the option price may not be less than 100% of the fair market value of the Company's common stock at the grant date. Incentive stock options granted to a person having greater than 10% of the voting power of all classes of stock must have an exercise price of at least 110% of fair market value of the Company's common stock. Options granted under the 1994 Plan generally vest over five years and expire no later than ten years from the date of grant.

       (c)    1996 Non-Employee Director Stock Option Plan

              The 1996 Non-Employee Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors on May 13, 1996 and approved by the stockholders on June 26, 1996. The Director Plan provides for the grant of options for the purchase of up to 250,000 shares of common stock of the Company.

              The Director Plan is administered by the Compensation Committee and provides that each person who becomes a director of the Company after May 13, 1996, and who is not also an employee of the Company, will receive upon initial election to the Board of Directors an option to purchase 30,000 shares of common stock vesting in equal annual installments over five years. The exercise price for all options granted under the Director Plan is equal to the market price of the common stock on the date of grant.

       (d)    1996 Employee Stock Purchase Plan

              The 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted by the Board of Directors on May 13, 1996 and approved by the stockholders on June 26, 1996. An aggregate of 500,000 shares of common stock are reserved for issuance pursuant to this plan. To date, there have been no offerings under the Stock Purchase Plan and no shares of common stock have been issued thereunder.

              The following table presents the combined activity for the 1994 Plan and the Director Plan for the years ended December 31, 1998, 1997 and 1996:

                                                     1998                        1997                        1996
                                           Number of      Weighted     Number of      Weighted     Number of      Weighted
                                            Options       Average       Options       Average       Options       Average
                                                          Exercise                    Exercise                    Exercise
                                                           Price                       Price                       Price
                                              (in                         (in                         (in
                                           thousands)                  thousands)                  thousands)
            Outstanding options at             3,099    $     10.40         2,582   $      5.04        1,924    $      0.34
            beginning of year
               Granted                         5,955    $     12.35         1,214   $     22.79          993    $     13.19
               Exercised                        (138)   $      3.13          (316)  $      2.03         (202)   $      0.33
               Cancelled                      (3,384)   $     18.69          (381)  $     20.52         (133)   $      4.94
                                          ----------    -----------   -----------   -----------   ----------    -----------

            Outstanding options                5,532    $      7.61         3,099   $     10.40        2,582    $      5.04
              at end of year              ==========    ===========   ===========   ===========   ==========    ===========

            Exercisable options                1,065    $      2.57           822   $      2.13          679    $      0.33
              at end of year              ==========    ===========   ===========   ===========   ==========    ===========

            Weighted average                            $      9.34                 $     11.38                 $      8.84
              fair value of                              ===========                ===========                 ===========
              options granted
              during the year


              The following table presents weighted average price and life information about significant option groups outstanding and exercisable at December 31, 1998:

                                             Options Outstanding                       Options Exercisable
              Range of Exercise        Number           Weighted       Weighted      Number         Weighted
                  Prices            Outstanding         Average        Average      Exercisable     Average
                                                       Remaining       Exercise                     Exercise
                                                      Contractual       Price                         Price
                                                      Life (years)
                                  (in thousands)                                   (in thousands)
               $0.33-0.39              1,179                6.18       $    0.34            863     $   0.34
               $6.00-$7.75             3,303                9.78       $    7.74              -     $      -
               $8.00-$12.50              434                7.39       $    9.79            145     $   9.90
               $17.06-$20.56             412                9.00       $   17.51             57     $  17.67
               $22.69-28.09              204                9.41       $   22.73              -     $      -
                                   ---------                                          ---------
                                       5,532                                              1,065
                                   =========                                          =========

              The following are the pro forma net income (loss) and earning s
              (loss) per share for 1998, 1997 and 1996, as if the compensation expense for the option plans had been determined based on the fair value at the grant date for grants in 1998, 1997 and 1996, consistent with the provisions of SFAS 123:

                                                          1998                        1997                       1996
                                                  As             Pro           As            Pro          As             Pro
                                               Reported         Forma       Reported        Forma      Reported         Forma
        Net income (loss) (in thousands)       $ (13,070)     $ (15,235)    $   1,085     $   (774)    $   7,500      $   7,122
        Basic earnings (loss) per share        $   (0.46)     $   (0.53)    $    0.04     $  (0.03)    $    0.30      $    0.29
        Diluted earnings (loss) per share      $   (0.46)     $   (0.53)    $    0.04     $  (0.03)    $    0.28      $    0.26

              A range of expected vesting percentages were given to each range of exercise prices. In 1998, for the range of exercise prices from $0.33 to $0.39, $6.00 to $7.75, $8.00 to $12.50, $17.06 to $20.56,
              and $22.69 to $28.09, it is expected that 95 percent, 90 percent, 80 percent, 75 percent and 50 percent of those options will vest, respectively. These ranges were based upon the Company's estimates that a more significant number of lower priced options as compared to higher priced options will vest.

              The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           1998              1997             1996

                Volatility                                 .97               0.5             0.0-9.9
                Expected option life (years)               5.0               5.0               5.0
                Interest rate (risk free)               4.23-5.65%        6.13-6.57%       5.38-6.69%
                Dividend yield                             0.0%              0.0%              0.0%

              Volatility for 1998 was calculated on a daily basis and was determined to be .97. Volatility for 1997 was calculated on a quarterly basis and was determined to be 0.5. Volatility for 1996 was calculated on a monthly basis. For 1996, exclusive of one month's data where volatility was 9.9, volatility ranged from 0.0 to 1.4. The Company has never declared, nor paid dividends, on any of its capital stock and does not expect to in the foreseeable future.

              The effects on 1998, 1997, and 1996 pro forma net income (loss) and earnings (loss) per share of expensing the estimated fair value of stock options and shares are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only two, three, and four years of option grants under the Company's plan.

7.     SOFTWARE LICENSE AND SUPPORT AND WARRANT AGREEMENTS

       On June 27, 1997, the Company entered into Software License and Support and Warrant Agreements with First Data Resources, Inc. ("FDR").

       The provisions of the Software License and Support Agreement give FDR the right to use the Company's software in connection with new products and also the exclusive right to market, distribute and sublicense the Company's software and new products to FDR customers and prospects. In addition to the granting of a license to use its software, the Company will also provide services to FDR in connection with the new products. For the right to the license and the services, FDR is expected to pay the Company a base fee of $49.25 million with additional fees possible based on successful resale of the products. FDR paid $8.25 million in 1998 and remaining fees are expected to be paid on a monthly basis over the term of the agreement. The initial term of this agreement commenced on June 27, 1997 and runs through December 31, 2002.

       In accordance with the Software License and Support Agreement, the Company was granted a license for access to and use of the designs, specifications and code of FDR's ESP product. As consideration for this right, the Company paid FDR $10.0 million. This amount was recorded as purchased software on the accompanying balance sheets.

       In connection with the Software License and Support Agreement on June 27, 1997, the Company committed to provide a warrant to FDR. Pursuant to the Warrant Agreement, the Company gave FDR the right to purchase 284,876 shares of the Company's common stock at a purchase price of $28.25 per share which represented the fair market value of the common stock on the date of the agreement. The warrant became exercisable on June 27, 1998 and will expire on June 27, 2002. The warrant was valued at $2.9 million and the corresponding deferred asset was capitalized and included in "purchased software and other" on the accompanying balance sheets.

       The Company will recognize the base fee revenue and also amortize the value of the purchased software and the warrant on a pro rata basis over the initial 5 1/2 year term of the agreement. During the year ended December 31, 1998 and the period from June 27, 1997 through December 31, 1997, the Company recognized revenue of approximately $8.9 million and $4.6 million, respectively, related to the Software License and Support Agreement and recorded amortization expense of approximately $2.3 million and $1.2 million, respectively, related to the ESP software and warrant.

8.     LEASES

       The Company leases certain equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments required under the capital and operating leases with non-cancelable terms in excess of one year at December 31, 1998 are as follows:

          Year Ended December 31,                             Capital Leases         Operating
                                                                                       Leases
                                                              (in thousands)       (in thousands)

             Future Minimum Payments
             1999                                           $            123     $          4,634
             2000                                                        123                4,159
             2001                                                        115                4,159
             2002                                                          -                4,159
             2003                                                          -                2,075
             Thereafter                                                    -                1,322
                                                            ----------------     ----------------
                                                                         361     $         20,508
                                                                                 ================

             Less--Amounts representing interest                          36
                                                            ----------------

                                                            $            325
                                                            ================

       Total rent expense under operating leases was approximately $5.1 million, $3.0 million and $1.4 million, for the years ended December 31, 1998, 1997, and 1996, respectively.

9.     INCOME TAXES

       Income (loss) before provision (benefit) for income taxes consists of the following:

                                                1998              1997             1996

             Domestic                      $       (15,490) $         8,599   $        11,546
             Foreign                                (3,991)          (6,850)              572
                                           ---------------  ---------------   ---------------

                      Total                $       (19,481) $         1,749   $        12,118
                                           ===============  ===============   ===============

       The provision (benefit) for income taxes for the years ended December 31, 1998, 1997, and 1996 consists of the following:

                                                        1998         1997          1996
                                                                 (in thousands)

               Current:
                  Federal                            $         -  $      (149)  $         6
                  State                                       84          (30)          212
                  Foreign                                    101          121           160
                                                     -----------  -----------   -----------

                        Total current                        185          (58)          378

               Deferred:
                  Federal                                 (6,380)         688         3,662
                  State                                     (966)          34           578
                  Foreign                                    750            -             -
                                                     -----------  -----------   -----------

                        Total deferred                    (6,596)         722         4,240
                                                     -----------  -----------   -----------

                                                     $    (6,411) $       664   $     4,618
                                                     ===========  ===========   ===========

       The effective income tax rate differed from the statutory federal income tax rate due to the following:

                                                                  1998             1997             1996
            Statutory federal income tax rate                      (35.0)%             34.0%        35.0%
            State income taxes, net of federal benefit              (3.0)%              3.9%         4.2%
            and tax credits
            Permanent differences                                   (0.9)%              6.4%         0.3%
            Tax credits                                             (0.9)%             (8.6)%       (0.6)%
            Foreign Taxes                                            6.9%                 -%           -%
            Other                                                      -%               2.3%        (0.8)%
            Effective income tax rate                              (32.9)%             38.0%        38.1%

       Deferred income taxes at December 31, 1998 and 1997 reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes. The approximate income tax effect of the Company's net deferred tax liability as of December 31, 1998 and 1997 are as follows:

                                                                                  December 31,
                                                                                1998          1997
                                                                                   (in thousands)

                 Software revenue                                           $    (13,980) $   (18,195)
                 Depreciation                                                     (2,934)         (76)
                 Vacation accrual                                                  1,001          184
                 Receivable and other reserves                                     3,260        1,198
                 Net operating loss carryforwards                                 11,719        8,195
                 Tax credits                                                       1,081          864
                 Foreign Taxes                                                      (750)           -
                 Other                                                               185          183
                                                                            ------------  -----------
                                                                                    (418)      (7,647)
                                                                            ------------  -----------
                       Less valuation allowance                                     (332)           -
                                                                            ------------  -----------
                       Net deferred tax liabilities                                 (750)      (7,647)

                 Less current portion                                                  -       (3,978)
                                                                            ------------  -----------
                                                                            $       (750) $    (3,669)
                                                                            ============  ===========

       A valuation allowance has been provided for a portion of the deferred tax asset since it is uncertain if the Company will realize the entire benefit of the deferred tax asset.

       At December 31, 1998, the Company had alternative minimum tax ("AMT") and research and development ("R&D") credit carryforwards of approximately $1,081, available to offset future federal taxable income. The carryforward period for the AMT credit is unlimited. The R&D credit carryforwards generally expire from 2004 to 2018.

       As of December 31, 1998 the Company also has available net operating loss carryforwards of approximately $29,936 expiring through 2018. These carryforwards may be used to offset future income taxes payable, if any, and are subject to review by the Internal Revenue Service.

       As of December 31, 1998, approximately $14,025 of the net operating loss carryforward relates to the excess tax benefit of disqualifying dispositions and the exercise of non-qualified stock options. Accordingly, approximately $5,256 of the deferred tax asset was recorded in additional paid in capital.

10.    LITIGATION AND CONTINGENCIES


       In April 1998, a complaint purporting to be a class action was filed with the United States District Court for the District of Massachusetts (the "Court") alleging that the Company and several of its officers violated section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and section 20(a) of the Exchange Act. In December 1998, the plaintiffs filed their First Amended Consolidated Complaint which names the Company, the Company's President (Alan Trefler) and a former officer and director (Ira Vishner) as defendants. The Amended Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Amended Complaint seeks certification of a class of persons who purchased the Company's Common Stock between July 2, 1997 and October 29, 1997, and does not specify the amount of damages sought. The defendants have filed a motion to dismiss this litigation to which the plaintiffs have replied.

       In December 1998, a complaint also purporting to be a class action was filed with the Court alleging that the Company and Alan Trefler violated section 10(b) of the Exchange Act, Rule 10b-5 promulgated by the Commission thereunder, and that Mr. Trefler also violated section 20(a) of the Exchange Act. This litigation was filed after the Company's announcement on November 24, 1998 that it might be recording revenue adjustments, on behalf of a purported class of persons who purchased the Company's Common Stock between October 29, 1998 through November 24, 1998. The Complaint does not specify the amount of damages sought. Plaintiff's have indicated that they intend to file an amended complaint. The defendants have not yet filed an answer or other responsive pleading in this action.

       The Company intends to defend these actions vigorously, but no assurance can be given as to the outcomes. Management believes that is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operations. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management time and attention. The Company's delay in filing its From 10-Q for the quarter ended September 30, 1998 and other regular reports with the SEC and its announcement that it has adjusted previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services may also have an adverse effect on the Company's financial position or results of operations.

11. SELECTED QUARTERLY INFORMATION (UNAUDITED)


                                                                                  1998
(in thousands, except per share data)             1st Quarter         2nd Quarter        3rd Quarter         4th Quarter
Revenue                                                 $14,234             $18,157            $17,631             $10,384
Loss from operations                             (1,743)               (395)            (3,382)            (18,843)
Net income (loss)                                         (350)                 500            (1,215)            (12,005)
Earnings (loss) per share-Basic                          $(.01)                $.02             $(.04)              $(.43)
Earnings (loss) per share- Diluted                       $(.01)                $.02             $(.04)              $(.43)

                                                                                  1997
                                              -----------------------------------------------------------------------------
(in thousands, except per share data)             1st Quarter         2nd Quarter        3rd Quarter         4th Quarter

Revenue                                                  $7,958              $5,272             $8,668             $22,462
Income (loss) from operations                              (86)             (5,421)            (4,011)               6,128
Net income (loss)                                           644             (2,482)            (1,620)               4,543
Earnings (loss) per share-Basic                            $.02              $(.09)             $(.06)                $.16
Earnings (loss) per share- Diluted                         $.02              $(.09)             $(.06)                $.15


The information above is inclusive of the effects of quarterly restatements performed by the Company. See Note 2 for further discussion of these restatements.

12. VALUATION AND QUALIFYING ACCOUNTS

                                              Balance         Additions
                                                at            charged to       Charged                             Balance
                                             beginning        costs and        to other         Deductions         at end
Description (in thousands)                   of period         expenses        account             (c)            of period
Allowance for doubtful accounts:
   Year ended December 31, 1998                $2,200           $2,165              --           ($1,612)           $2,753
   Year ended December 31, 1997                   939            1,938          (a)285           (   962)            2,200
   Year ended December 31, 1996                   434              300          (b)205                --               939

(a) Amount relates to service revenue reversed, which was previously charged against the allowance for doubtful accounts.
(b) Amount reclassified from liabilities during the year.
(c) Deductions are related to accounts receivable write-offs.