Form 10-Q
period 1999-03-31
PEGASYSTEMS INC
filed 1999-05-17
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ---------

                         Commission File Number: 1-11859

                                PEGASYSTEMS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MASSACHUSETTS                              04-2787865
(STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

        101 MAIN STREET
         CAMBRIDGE, MA                               02142-1590
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


There were 28,714,700 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 31, 1999.

                        PEGASYSTEMS INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION


                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1999
         and December 31, 1998                                           3

         Consolidated Statements of Operations for the three months
         ended March 31, 1999 and March 31, 1998                         4

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 1999 and 1998                            5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities and Use of Proceeds                      15

Item 3.  Defaults upon Senior Securities                                15

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 5.  Other Information                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                              16

FORM 10-Q


                                PEGASYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)




                                                          MARCH 31,    December 31,
                                                            1999          1998
                                                          ---------    ------------
ASSETS

Current assets:
   Cash and cash equivalents ..........................   $  26,016    $  24,806
    Trade and installment accounts receivable, net of
    allowance for doubtful accounts of $3,155
    in 1999 and $2,753 in 1998 ........................      30,968       42,316
   Prepaid expenses and other current assets ..........       1,754        2,427
                                                          ---------    ---------
       Total current assets ...........................      58,738       69,549
                                                          ---------    ---------

   Long-term license installments, net ................      52,305       49,000
   Equipment and improvements, net ....................       9,944       10,044
   Purchased software and other, net ..................       9,127        9,505
                                                          ---------    ---------
         Total assets .................................   $ 130,114    $ 138,098
                                                          ---------    ---------
                                                          ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ..............   $  14,671    $  14,842
   Deferred revenue ...................................      22,087       21,714
   Current portion of capital lease obligations .......         114          123
                                                          ---------    ---------
       Total current liabilities ......................      36,872       36,679

Commitments and contingencies (Note F)                           --           --

Deferred income taxes .................................         750          750
Capital lease obligations, net of current portion .....         186          202

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding .....        --           --
   Common stock, $.01 par value, 45,000,000 shares
     authorized;
     28,714,700 shares and 28,683,100 shares issued and         287          287
     outstanding in 1999 and 1998, respectively
   Additional paid-in capital .........................      87,767       87,757
   Deferred compensation ..............................         (32)         (36)
   Stock warrant ......................................       2,897        2,897
   Retained earnings ..................................       1,798       10,037
   Cumulative foreign currency translation adjustment .        (411)        (475)
                                                          ---------    ---------
       Total stockholders' equity .....................      92,306      100,467
                                                          ---------    ---------
         Total liabilities and stockholders' equity ...   $ 130,114    $ 138,098
                                                          ---------    ---------
                                                          ---------    ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                PEGASYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    Three Months Ended
                                                                          March 31,
                                                                  1999               1998
                                                             -------------      -------------
                                                                                (As Restated)
REVENUE:
   Software license ...................................         $  5,979            $  8,209
   Services ...........................................            7,901               6,025
                                                                --------            --------
     Total revenue ....................................           13,880              14,234
                                                                --------            --------

COST OF REVENUE:
   Cost of software license ...........................              586                 146
   Cost of services ...................................            8,795               4,084
                                                                --------            --------
     Total cost of revenue ............................            9,381               4,230
                                                                --------            --------

GROSS PROFIT ..........................................            4,499              10,004

OPERATING EXPENSES:
   Research and development ...........................            5,618               5,211
   Selling and marketing ..............................            4,144               5,287
   General and administrative .........................            3,881               1,249
                                                                --------            --------
     Total operating expenses .........................           13,643              11,747
                                                                --------            --------

LOSS FROM OPERATIONS ..................................           (9,144)             (1,743)

License interest income ...............................              828                 549
Other interest income .................................              171                 629
Interest expense ......................................               (6)               --
Other (expense) income, net ...........................              (88)               --
                                                                --------            --------
LOSS BEFORE BENEFIT FOR INCOME TAXES
                                                                  (8,239)               (565)
Benefit for income taxes ..............................             --                   215
                                                                --------            --------
NET LOSS ..............................................         $ (8,239)           $   (350)
                                                                --------            --------
                                                                --------            --------

LOSS PER SHARE:
  Basic ...............................................         $  (0.29)           $  (0.01)
                                                                --------            --------
                                                                --------            --------
  Diluted .............................................         $  (0.29)           $  (0.01)
                                                                --------            --------
                                                                --------            --------

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Basic ...............................................           28,711              28,547
                                                                --------            --------
                                                                --------            --------
  Diluted .............................................           28,711              28,547
                                                                --------            --------
                                                                --------            --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                PEGASYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     1999          1998
                                                                                  ----------    ----------
                                                                                               (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .........................................                            $ (8,239)      $(350)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Benefit from deferred income taxes ...........                                --          (215)
         Depreciation and amortization.................                               1,690       1,402
         Provision for doubtful accounts...............                                 811         150

         Changes in operating assets and liabilities:
           Trade and installment accounts receivable ..                               7,232      (5,931)
           Prepaid expenses and other current assets ..                                 673        (519)
           Accounts payable and accrued expenses ......                                (171)      1,558
           Deferred revenue ...........................                                 373       6,497
                                                                                   --------    --------
              Net cash provided by operating activities
                                                                                      2,369       2,592
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and improvements ...........                              (1,001)     (1,131)
     Purchased software and other .....................                                (207)         --
                                                                                   --------    --------
              Net cash used in investing activities ...                              (1,208)     (1,131)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital lease obligation .............                                 (25)         --
     Exercise of stock options ........................                                  10          16
                                                                                   --------    --------
              Net cash (used in) provided by financing activities                       (15)         16
                                                                                   --------    --------

Effect of exchange rate on cash and cash equivalents
                                                                                         64          31
                                                                                   --------    --------
NET INCREASE  IN CASH AND CASH EQUIVALENTS ............                               1,210       1,508

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD .....                              24,806      52,005
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD ...........                            $ 26,016    $ 53,513
                                                                                   --------    --------
                                                                                   --------    --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                PEGASYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, and the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


NOTE B - RESTATEMENT

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

Based on such review, the Company concluded that it was necessary to revise its previously disclosed preliminary, unaudited results of operations for the three and nine-month periods ended September 30, 1998 and to restate its consolidated financial statements for the first and second quarters of each of 1998 and 1997. The revision and restatements primarily reflect changes in the timing of revenue recognition. The revenue changes are principally reversals of revenue arising from the inability to reasonably estimate the fair market value of undelivered elements in conection with software licenses, issues surrounding the timing of delivery or acceptance of licensed software, certain project milestones not being completed and billing errors or delays. The revenue changes also reflect an increase in revenue reserves. In the opinion of management, all material adjustments necessary to correct the consolidated financial statements have been recorded.

A summary of the impact of such restatements on the consolidated financial statements for the unaudited three-month period ended March 31, 1998 is as follows:

                                                             UNAUDITED
                                                        THREE MONTHS ENDED
                                                          MARCH 31, 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)        As Previously
                                                Reported                 As Restated
                                            ----------------          -----------------
Software license revenue .........             $  11,388                   $   8,209
Services revenue .................             $   6,579                   $   6,025
Total revenue ....................             $  17,967                   $  14,234
Income (loss) from operations ....             $   2,015                   $  (1,743)
Net income (loss) ................             $   1,980                   $    (350)
Earnings (loss) per share: Basic .             $    0.07                   $   (0.01)
Earnings (loss) per share: Diluted             $    0.07                   $   (0.01)
Total assets .....................             $ 135,605                   $ 135,062

                               PEGASYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                MARCH 31, 1999

NOTE C - EARNINGS (LOSS) PER SHARE

The Company follows the provisions of Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The Company has applied the provisions of SFAS No. 128 and SAB No. 98 retroactively to all periods presented. As a result of the Company's reporting net losses for both three month periods ended March 31, 1999 and 1998, respectively, there is no difference in basic and diluted loss per share.

For the three month periods ended March 31, 1999 and 1998, 5,272,159 and 2,586,144 options and warrants, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

                                PEGASYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999

NOTE D - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
(IN THOUSANDS)                                          1999            1998
--------------                                      -----------     -----------
Net loss .....................................        $(8,239)        $  (350)
Foreign currency translation adjustments,  net
   of income taxes ...........................             64              19
                                                    -----------     -----------
Comprehensive loss ...........................        $(8,175)        $  (331)
                                                    -----------     -----------
                                                    -----------     -----------

NOTE E- SEGMENT REPORTING

During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise, as defined. Based on the criteria set forth in SFAS No. 131, the Company currently operates in one operating segment, customer service software.


NOTE F - COMMITMENTS AND CONTINGENCIES

COMPANY LITIGATION

CHELVERUS Case:
In November 1997 and January 1998, complaints purporting to be class actions were filed with the United States District Court for the District of Massachusetts (the "Court") alleging that the Company and several of its officers violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and Section 20(a) of the Exchange Act. A third complaint was filed in April 1998 but has been voluntarily dismissed without prejudice. In December 1998, the plaintiffs in the remaining class actions filed their First Amended Consolidated Complaint (the "Amended Complaint") which names the Company, the Company's President (Alan Trefler) and a former officer and director (Ira Vishner), as defendants. The Amended Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Amended Complaint seeks certification of a class of persons who purchased the Company's Common Stock between July 2, 1997 and October 29, 1997, and does not specify the amount of damages sought. The defendants have filed a motion to dismiss this litigation which the plaintiffs have opposed. The Company intends to defend this matter vigorously.

                                PEGASYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999


NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

GELFER CASE:

In December 1998, a complaint also purporting to be a class action was filed with the Court alleging that the Company and Alan Trefler violated section 10(b) of the Exchange Act and Rule 10b-5, and that Mr. Trefler also violated section 20(a) of the Exchange Act. The litigation was filed recently after the Company's November 24, 1998 announcement that it might be recording revenue adjustments. The litigation was initially filed on behalf of a purported class of persons who purchased the Company's Common Stock between October 29, 1998 and November 24, 1998. The Complaint does not specify the amount of damages sought. In April 1999, Plaintiffs filed their First Amended Class Action Complaint which seeks to extend the class period from April 2, 1998 through November 23, 1998 and also names Mr. Vishner as a defendant. The Amended Complaint does not specify the amount of damages sought. The defendants have not yet filed an answer or other responsive pleading in this action. The Company intends to defend this matter vigorously.

                                PEGASYSTEMS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company refined its method of classifying costs and expenses during the three months ended March 31, 1999 (the "1999 Three Month Period") as compared to the method used during the three months ended March 31, 1998 (the "1998 Three Month Period"). During the 1999 Three Month Period, the Company classified costs and expenses based on their functional department. During the 1998 Three Month Period, the Company classified costs and expenses using an allocation method based on salaries.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


REVENUE

Total revenue for the 1999 Three Month Period decreased 2.5 % to $13.9 million from $14.2 million for the 1998 Three Month Period. This decrease was due to a decrease in software license revenue partially offset by an increase in services revenue.

Software license revenue for the 1999 Three Month Period decreased 27.2 % to $6.0 million from $8.2 million for the 1998 Three Month Period. This decrease was primarily attributable to no software license acceptances by new customers and fewer software license agreement renewals and extensions by existing customers during the 1999 Three Month Period.

Services revenue for the 1999 Three Month Period increased 31.1 % to $7.9 million from $ 6.0 million for the 1998 Three Month Period. This increase in services revenue was primarily attributable to additional consulting services provided to existing customers, and to a lesser extent, increased maintenance revenue from a larger installed product base. Due to the Company's ability to enter into larger dollar software license transactions, the size of services revenue transactions has increased.

COST OF REVENUE

Cost of software license revenue for the 1999 Three Month Period increased to $0.6 million from $0.1 million for the 1998 Three Month Period. As a percentage of software license revenue, cost of software license increased to
9.8 % for the 1999 Three Month Period from 1.8% for the 1998 Three Month Period. This increase was due to amortization costs of $0.1 million associated with a stock purchase warrant issued by the Company in June, 1997, and amortization costs of $0.5 million associated with the Company's acquisition of First Data Resources Corporation's ("FDR") ESP software product, previously recorded as research and development expense. These costs are being amortized through December 31, 2002.

Cost of services for the 1999 Three Month Period increased 115.4 % to $8.8 million from $4.1 million for the 1998 Three Month Period. This increase was due to costs associated with increased staffing in the Company's Client Services and Software Services groups worldwide. Cost of services as a percentage of services revenue increased to 111.3 % for the 1999 Three Month Period from 67.8% for the 1998 Three Month Period. This gross margin reduction was due to decreased productivity of the Company's Consulting Services and Software Services groups, to the inability to invoice customers for certain services, and to a lower amount of incoming business than previously planned.

OPERATING EXPENSES

Research and development expenses for the 1999 Three Month Period increased 7.8% to $5.6 million from $5.2 million for the 1998 Three Month Period. As a percentage of total revenue, research and development expenses increased to 40.5% for the 1999 Three Month Period from 36.6% for the 1998 Three Month Period. These increases were primarily due to costs associated with increased staffing in the Company's Research and Development Group. In the 1998 Three Month Period, the Company had recorded approximately $0.5 million of software amortization costs associated with the Company's acquisition of FDR's ESP software product in research and development expenses. During the second half of 1998, the Company had its first sale of software which included components of the ESP software product. Consistent with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 86, - "Accounting for Computer Software to Be Sold, Leased or Otherwise Marketed" the Company recorded these amortization costs in cost of software license during the 1999 Three Month Period.

Selling and marketing expenses for the 1999 Three Month Period decreased 21.6 % to $4.1 million from $5.3 million for the 1998 Three Month Period. As a percentage of total revenue, selling and marketing expenses decreased to 29.9 % for the 1999 Three Month Period from 37.1% for the 1998 Three Month Period. These decreases were mainly due to a refinement in the Company's method of classifying costs and expenses, a reduction of incoming business and expense management efforts. The Company recorded Client Services and Software Services costs associated with services revenue in cost of services revenue during the 1999 Three Month Period and in sales and marketing expense in the 1998 Three Month Period.

General and administrative expenses for the 1999 Three Month Period increased
210.7 % to $3.9 million from $1.2 million for the 1998 Three Month Period. General and administrative expenses increased as a percentage of total revenue to 28.0 % for the 1999 Three Month Period from 8.8% for the 1998 Three Month Period primarily due to increased bad debt expenses and professional fees. Bad debt expenses were incurred in order to replenish the Company's accounts receivable allowance for doubtful accounts. Increased professional fees were incurred as a result of additional legal and accounting costs associated with ongoing class action litigation.

LICENSE INTEREST INCOME

License interest income, which is the portion of all license fees due and received under software license agreements that was not recognized upon product acceptance or license renewal, increased 50.8 % to $0.8 million for the 1999 Three Month Period from $0.5 million for the 1998 Three Month Period due to the increase in Company's installed customer base.

PROVISION FOR INCOME TAXES

As of March 31, 199, the Company has net operating loss and tax credit carryforwards available to offset future taxable income, if any. The Company has provided a full valuation allowance against these deferred tax assets as their realizability is uncertain. The tax benefit for federal, state and foreign taxes was $0.2 million for the 1998 Three Month Period and the effective tax rate was 38.0% for the 1998 Three Month Periods.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations primarily through cash flow from operations, bank borrowings and proceeds from the Company's public stock offerings.

At March 31, 1999, the Company had cash and cash equivalents of approximately $26.0 million and working capital of approximately $21.9 million. The Company's approach of charging license fees payable in installments over the term of its license has historically deferred the receipt of cash, and prior to its initial public offering, limited the availability of working capital.

Net cash provided by operating activities for the 1999 Three Month Period was $2.4 million, as compared to $2.6 million for the 1998 Three Month Period. This decrease was primarily due to a decrease in accounts receivable and prepaid expenses and other current assets, partially offset by the operating loss, net of non-cash items.

Net cash used in investing activities was approximately $1.2 million during the 1999 Three Month Period, compared to $1.1 million for the 1998 Three Month Period. This increase was due to the purchase of property and equipment, consisting mainly of computer hardware and software and, furniture and fixtures to support the expansion of certain facilities.

Net cash used by financing activities was $15,000 during the 1999 Three Month Period, compared to net cash provided of $16,000 for the 1998 Three Month Period, and consisted of the payment of the Company's capital lease obligation, partially offset by amounts received from the exercise of stock options.

In addition to cash used for investing activities, the Company has operating leases for office space, furniture and equipment. At March 31, 1999, the Company's commitments under non-cancelable operating leases for office space with terms in excess of one year totaled $3.1 million, $4.2 million, $4.2 million, $4.2 million, and $5.1 million, for 1999, 2000, 2001, 2002, 2003, and thereafter. The Company's total payments under such leases was $0.9 million for the 1999 Three Month Period.

The Company's $5.0 million revolving bank credit line matures on June 30, 1999. At March 31, 1999, the Company had no borrowings under such facility. The Company's credit agreement prohibits the payment of dividends and the disposition of assets outside of the ordinary course, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios. At March 31, 1999, the Company was in compliance with all these covenant requirements. The Company intends to renegotiate the term and the covenant requirements under the existing line of credit with the same bank.

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

The Company has adopted standard industry practices to prepare for the effect of the upcoming date change on internal data and information technology systems (such as communications, development, accounting, billing, and other systems). The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. Pegasystems expects to substantially complete Year 2000 readiness preparations by the end of the third quarter of 1999 with respect to core business systems.

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

ADOPTION OF THE EURO
A new currency, "EURO," was introduced in certain Economic and Monetary Union ("EMU") countries. It is expected that by 2002 (at the latest) all participating EMU countries will use the EURO as their single currency. As a result, software used by many companies headquartered or maintaining a subsidiary in a participating EMU country is expected to be EURO-enabled. In less than four years, all companies headquartered or maintaining a subsidiary in an EMU country will need to be EURO-enabled. These changes will change budgetary, accounting and fiscal systems in companies and public administration, and require the simultaneous handling of parallel currencies and conversion of legacy data. These requirements (and the fact that the final rules and regulations are not yet available) may curb market demand for the Company's products because the budgets and priorities of our customers and prospective customers may change. The Company is monitoring the rules and regulations as they become known in order to make any changes to its software products that the Company deems necessary to comply with such rules and regulations. Although the Company believes that its most recent products address these requirements, there can be no assurance that, once the final rules and regulations are completed, the Company's software will contain all of the necessary changes or meet all of the EURO requirements. Any inability to comply with the EURO requirements could have an adverse effect on the Company's business, operating results and financial condition.

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

                                PEGASYSTEMS INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

Information concerning lawsuits brought against Pegasystems is discussed in Note F of the Notes to Consolidated Financial Statements, and is incorporated herein and made a part hereof.


Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

During the first quarter of fiscal 1999, there were no matters submitted to a vote of security holders.

Item 5.  Other Information

On May 10, 1999, the Company and Richard B. Goldman, the Company's Vice President, Chief Financial Officer, and Treasurer, signed a Separation Agreement, setting forth terms relative to the conclusion of his employment with the Company. A copy of the Separation Agreement is attached as Exhibit 10.16 to this Report.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

10.16     Separation Agreement

27.1      Financial Data Schedule.

(b) Reports on Form 8-K:

The Company filed a report on Form 8-K on January 8, 1999, announcing the resignation of Ira Vishner from his position as Vice President of Corporate Services and Treasurer of the Company, and also as a Director of the Company.

                                PEGASYSTEMS INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PEGASYSTEMS INC.



Date:  May 17, 1999                  /s/ Richard B. Goldman
                                     ----------------------------------------
                                     RICHARD B. GOLDMAN
                                     Vice President, Chief Financial Officer,
                                     and Treasurer
                                     (principal financial officer and
                                     chief accounting officer)