Form 10-K/A
period 1998-12-31
PEGASYSTEMS INC
filed 1999-08-13
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-K/A


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934

                   For the fiscal year ended December 31, 1998

                           Commission File No. 1-11859

                                PEGASYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

                            Massachusetts
               (IRS Employer Identification No. 04-2787865)
      (State or other jurisdiction of incorporation or organization)

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


                                   Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /X/

As of March 16, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $34.6 million (without admitting that any person whose shares are not included in determining such value is an affiliate).

There were 28,714,700 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 16, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders scheduled to be held on June 21, 1999 (the "1999 Proxy Statement") are incorporated by reference into Part III of this Form 10-K/A and portions of the Registrant's Annual Report to Stockholders for the Registrant's fiscal year ended December 31, 1998 (the "1998 Annual Report") are incorporated by reference into Part II and Part IV of this Form 10-K/A. With the exception of the portions of the 1999 Proxy Statement and the 1998 Annual Report expressly incorporated into this Form 10-K/A by reference, such documents shall not be deemed filed as part of this Form 10-K/A.

                                TABLE OF CONTENTS

                                     PART 1


ITEM                                                                                                  PAGE
----                                                                                                  ----


  1   Business ........................................................................................  1
  2   Properties ......................................................................................  9
  3   Legal Proceedings ...............................................................................  9
  4   Submission of Matters to a Vote of Security Holders
      Executive Officers of the Registrant............................................................. 10


                              PART II

  5   Market for Registrant's Common Stock and Related Stockholder Matter ............................. 15
  6   Comparison of Selected Consolidated Financial Data .............................................. 16
  7   Management's Discussion and Analysis of Financial Condition
      and Results of Operations ....................................................................... 17
  7A  Quantitative and Qualitative Disclosure About Market Risk ....................................... 24
  8   Financial Statements and Supplementary Data ..................................................... 24
  9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................................................ 24


                             PART III

 10   Directors and Executive Officers of the Registrant .............................................. 25
 11   Executive Compensation .......................................................................... 25
 12   Security Ownership of Certain Beneficial Owners and Management .................................. 29
 13   Certain Relationships and Related Transactions .................................................. 30


                              PART IV

 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................................ 30


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


In 1998, First Data Resources Corporation accounted for 17.2% of the Company's consolidated revenue. In 1997, Kaiser Permanente and First Data Resources Corporation accounted for 13.7% and 10.0%, respectively, of the Company's consolidated revenue. In 1996, Bank of America, Chase Manhattan Bank, and Fleet Bank accounted for 14.5%, 11.4% and 10.5%, respectively, of the Company's consolidated revenue.


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

The Company's export sales from the United States for 1998, 1997, and 1996 were as follows:


(in thousands $)                              1998       1997       1996
                                             ------     ------     ------
                                         (as restated)

United Kingdom                                6,594      3,642      3,698
Europe                                        4,469      1,715      2,017
Other                                         2,890      1,973        232
                                             ------     ------     ------
                                             13,953      7,330      5,947


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

Backlog of License and Maintenance Revenues


As of December 31, 1998, the Company had software license and maintenance agreements with customers expected to result in approximately $35 million of revenue in 1999, $21 million of which is currently recorded as deferred revenue. Under such agreements, the Company must fulfill certain conditions prior to recognizing revenue thereunder, and there can be no assurances that the Company will be able to satisfy all such conditions in each instance or that the timing of when such conditions may be satisfied is predictable. As of December 31, 1997, the Company estimated its software license and maintenance backlog as being approximately $26 million in revenue for 1998.


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





Gelfer Case. In December 1998, a complaint also purporting to be a class action was filed with the Court alleging that the Company and Alan Trefler violated Section 10(b)of the Exchange Act, Rule 10b-5 promulgated by the Commission thereunder, and that Mr. Trefler also violated Section 20(a) of the Exchange Act. The litigation was filed recently after the Company's announcement on November 24, 1998 that it might be recording revenue adjustments, on behalf of a purported class of persons who purchased the Company's Common Stock between October 29, 1998 through November 24, 1998. The Complaint does not specify the amount of damages sought. Plaintiffs have indicated that they intend to file an amended complaint. The defendants have not yet filed an answer or other responsive pleading in this action. The Company intends to defend this matter vigorously.

Item 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1998, there were no matters submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


The names of the Company's executive officers and certain information about them are set forth below as of August 11, 1999:



Name                                Age    Position(s) and Office(s) Held
----                                ---    ------------------------------


Alan Trefler ...................... 43     President and Director

Joseph J. Friscia ................. 44     Vice President of Sales and Service

James P. O'Halloran ............... 67     Vice President, Chief Financial Officer, Treasurer, Clerk and Director



Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.


Alan Trefler, a founder of the Company, has served as President and has been a Director since the Company's organization in 1983. Prior thereto, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in economics and computer science from Dartmouth College.


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


James P. O'Halloran joined the Company in April 1999. In June 1999 he was elected Senior Vice President, Chief Financial Officer, Treasurer, Clerk and Director. From 1991 to 1999 he served as President of G & J Associates, Ltd., a financial consulting firm. From 1956 to 1990, he was with the international accounting firm of Arthur Andersen LLP serving as an audit partner from 1967 to his retirement in 1990.

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


PART II


Item 5
MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS



The following table sets forth the range of high and low sales prices on the National Association of Security Dealers Automatic Quotation ("Nasdaq") National Market System under the Nasdaq symbol PEGA for 1998 and 1997. As of March 16, 1999, the Company had approximately 72 stockholders of record and approximately 5,200 beneficial owners of the Company's common stock. On March 16, 1999, the closing sale price of the common stock was $4.63. The Company has never declared or paid any dividends on its common stock. The Company intends to retain its earnings to finance future growth, and therefore does not anticipate paying any dividends in the foreseeable future.




1998                                          HIGH                      LOW
----                                          ----                      ---


First Quarter                                 $26.13                  $15.38
Second Quarter                                $31.88                  $16.00
Third Quarter                                 $30.63                  $14.75
Fourth Quarter                                $17.63                   $3.44

1997                                          HIGH                      LOW
----                                          ----                      ---


First Quarter                                 $39.13                  $19.38
Second Quarter                                $32.06                  $16.75
Third Quarter                                 $38.50                  $26.81
Fourth Quarter                                $33.88                  $15.13

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


                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
(in thousands, except per share data)                1998         1997          1996         1995         1994
                                                     ----         ----          ----         ----         ----
                                                (as restated)

 Consolidated Statements of Operations Data:
 Total revenue                                    $ 61,769      $ 44,361      $ 33,545     $ 22,247     $ 16,263
 Income (loss) from operations                     (22,797)       (3,388)       10,019        3,257        2,236
 Net income (loss)                                 (11,618)        1,085         7,500        2,878        2,193
*Earnings (loss) per share:
     Basic                                        $  (0.41)     $   0.04      $   0.30     $   0.12     $   0.09
     Diluted                                      $  (0.41)     $   0.04      $   0.28     $   0.12     $   0.09
 Weighted average number of common
   shares outstanding:
     Basic                                          28,604        28,284        24,802       23,490       23,407
     Diluted                                        28,604        30,268        26,397       23,743       23,472


                                                                     Years Ended December 31,
(in thousands)                                        1998         1997         1996         1995         1994
                                                      ----         ----         ----         ----         ----
                                                 (as restated)
 Consolidated Balance Sheet Data:
 Cash and cash equivalents                        $ 24,806     $ 52,005     $ 24,201     $    511     $    456
 Working capital                                    34,322       62,708       34,364        4,393        4,441
 Long-term license installments, net                49,000       36,403       23,802       13,399        9,135
 Total assets                                      139,260      127,520       66,855       25,876       20,787
 Long-term debt                                       --           --           --            816          450
 Stockholders' equity                              101,919      112,721       52,385       14,674       11,872

---------------------
* Certain of these amounts have been restated in accordance with the adoption of SFAS No. 128, "Earnings Per Share."

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



On October 29, 1998, the Company publicly announced its preliminary, unaudited results of operations for the three and nine-month periods ended September 30, 1998. Subsequently, based on information that had not previously come to the attention of the Company or its external auditors, the Company determined that it may not have accounted properly for certain revenue transactions. As a result, the Company, with the assistance of its independent auditors, conducted a comprehensive review of those transactions and others relating to the three-month period ended September 30, 1998 and other periods in 1998 and 1997.



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


On August 11, 1999, the Company announced the restatement of its financial statements for the year ended December 31, 1998 and the unaudited three-month period ended March 31, 1999. As part of the Company's closing for the three-month period ended June 30, 1999, the Company discovered errors in the previously released results of operations for the three-month periods ended December 31, 1998 and March 31, 1999. The errors, which were caused by incorrectly bookkeeping certain credit memos and cash receipts related to previously reversed or deferred revenue, resulted in an understatement of service revenue and an overstatement of costs for each of the periods effected.

RESULTS OF OPERATIONS

The following table sets forth for the years indicated the percentage of total revenue represented by certain items reflected in the Statements of Operations of the Company:


                                                           Years Ended December 31,
                                                           ------------------------
                                                        1998        1997        1996
                                                        ----        ----        ----
                                                   (as restated)
Revenue:
  Software license                                      47.4%       64.6%       66.4%
  Services                                              52.6        35.4        33.6

   Total revenue                                       100.0       100.0       100.0
                                                       -----       -----       -----

Cost of revenue:
  Cost of software license                               2.6         0.6         1.4
  Cost of services                                      37.8        26.5        20.8
                                                       -----       -----       -----
   Total cost of revenue                                40.4        27.1        22.2
                                                       -----       -----       -----
Gross profit                                            59.6        72.9        77.8
                                                       -----       -----       -----
Operating expenses:
  Research and development                              37.9        34.1        24.5
  Selling and marketing                                 41.7        39.4        17.9
  General and administrative                            16.9         7.0         5.5
                                                       -----       -----       -----
   Total operating expenses                             96.5        80.5        47.9
                                                       -----       -----       -----
Income (loss) from operations                          (36.9)       (7.6)       29.9
License interest income                                  4.4         4.0         4.7
Other interest income                                    3.3         7.5         1.8
Interest expense                                          --          --        (0.3)
                                                       -----       -----       -----
Income (loss) before (benefit) provision
   for income taxes                                    (29.2)        3.9        36.1
Benefit provision for income taxes                     (10.4)        1.5        13.7
                                                       -----       -----       -----
                                                       -----       -----       -----
Net income (loss)                                      (18.8)%       2.4%       22.4%
                                                       -----       -----       -----
                                                       -----       -----       -----


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenue

Total revenue for 1998 increased 39.2% to $61.8 million from $44.4 million for 1997. The increase was primarily due to an increase in services revenue.

Software license revenue for 1998 increased 2.1% to $29.3 million from $28.7 million for 1997. The increase in software license revenue was primarily attributable to software license acceptances by new customers and software license agreement renewals and extensions by existing customers. Significant deferrals of license revenue occurred to coincide with the timing of customer acceptance and the completion of implementation services. Total deferred revenue increased by approximately $19.7 million, a majority of which related to software license revenues.

Services revenue for 1998 increased 107.0% to $32.5 million from $15.7 million for 1997. The increase in services revenue was primarily attributable to additional consulting services provided to existing customers, increased implementation services for new customers, and to a lesser extent, increased maintenance revenue from a larger installed product base. Due to the Company's ability to enter into a larger software license transactions, the size of corresponding services revenue transactions has increased.


Cost of Revenue


Cost of software license consists of amortization expense related to the stock warrant and purchased software costs, royalty payments to such third party software vendors, and costs of product media, duplication and packaging. Cost of software license for 1998 increased to $1.6 million from $0.3 million for 1997, and increased as a percentage of total revenue to 2.6% for 1998 from 0.6% for 1997. As a percentage of software license revenue, cost of software license increased to 5.5% for 1998 from 0.9% for 1997. Increases were primarily due to licensing third-party software and amortization costs associated with a stock purchase warrant issued by the Company in June 1997 which cost is being amortized through December 31, 2002.

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for 1998 increased 98.3% to $23.4 million from $11.8 million for 1997. Cost of services as a percentage of total revenue increased to 37.8% for 1998 from 26.5% for 1997 due to the lack of growth in license revenues, but decreased as a percentage of services revenue to 71.9% for 1998 from 75.0% for 1997 due to the larger growth in services revenue. These increases in cost of services were mainly due to increased staffing in the Company's Client Services group worldwide.



Operating Expenses


Research and development expenses consist primarily of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for 1998 increased 54.8% to $23.4 million from $15.1 million for 1997. The increase in research and development expenses was due to the hiring of additional development personnel in the Company's research and development group. As a percentage of total revenue, research and development expenses increased to 37.8% for 1998 from 34.1% for 1997. These increases were due to the additional investments in integrating the Company's products with the Internet and intranets, developing standard application programming interfaces, and enhancing product quality and ease of use.

Selling and marketing expenses for 1998 increased 47.4% to $25.8 million from $17.5 million for 1997. As a percentage of total revenue, selling and marketing expenses increased to 41.7% for 1998 from 39.4% for 1997 as the Company invested in building its sales force. Such increases were attributable to the hiring of additional direct sales and marketing personnel and increased sales commission payments attributable to higher sales. During 1998, the Company continued to build its sales and marketing infrastructure in its domestic and international offices.

General and administrative expenses for 1998 increased 234.8% to $10.5 million from $3.1 million for 1997 and increased as a percentage of total revenue to 16.9% for 1998 from 7.0% for 1997. Such increases were due to increased staffing in the accounting, computer systems and facilities management groups needed to support the Company's growth; however, a significant portion of the increase was due to increased professional fees. Such professional fees were incurred as a result of additional interim audit services performed in association with the financial restatements, the year end annual audit and legal costs associated with ongoing class action litigation.

License Interest Income

License interest income, which is the portion of all license fees due and received under software license agreements that was not recognized upon product acceptance or license renewal, increased 48.8% to $2.7 million for 1998 from $1.8 million for 1997, reflecting a larger installed product base and customer payments.

Other Income



Other income, which consists of interest income generated on cash and cash equivalents, and mark to market gains or losses on foreign denominated accounts receivable, decreased 37.1% to $2.1 million for 1998 from $3.3 million for 1997. This decrease was due to lower cash and cash equivalent balances being invested, partially offset by gains recognized on the mark to market of foreign denominated accounts receivable.



Provision for Income Taxes


The benefit for federal, state and foreign income taxes was $6.4 million for 1998. The provision for federal, state and foreign taxes was $0.7 million in 1997. The effective tax rates were (35.6)% and 38.0% for 1998 and 1997, respectively. At December 31, 1998, the Company had $31.0 million in net operating loss and AMT and research and development tax credit carryforwards available to offset future federal taxable income. See Note 9 of Notes to Consolidated Financial Statements.


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

Cost of Revenue



Cost of software license consists of amortization expense related to stock warrant and capitalized software costs, royalty payments to third party software vendors, and costs of product media, duplication and packaging. Cost of software license for 1997 decreased 46.3% to $0.3 million from $0.5 million for 1996, and decreased as a percentage of total revenue to 0.6% for 1997 from 1.4% for 1996. As a percentage of software license revenue, cost of software license decreased to 0.9% for 1997 from 2.1% for 1996. Such decreases were due to decreased amortization of purchased software costs partially offset by the costs associated with a stock purchase warrant issued by the Company in June 1997, which cost is being amortized through December 31, 2002.



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


From inception until the Company's initial public offering of Common Stock, the Company funded its operations primarily through cash flow from operations and bank borrowings. In July 1996, the Company issued and sold 2.7 million shares of Common Stock in connection with its initial public offering. Net proceeds to the Company from such offering were approximately $29.4 million. In January 1997, the Company issued and sold 1.8 million shares of Common Stock in connection with a second public offering. Net proceeds to the Company from such second public offering were approximately $51.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $24.8 million and working capital of approximately $34.3 million.

Net cash used by operating activities for the years ended December 31, 1998, 1997 and 1996 was $20.0 million, $10.0 million and $2.9 million, respectively. In 1998, cash used in operating activities was primarily attributable to a 1998 net loss of $11.6 million and a $37.9 million increase in accounts receivable, partially offset by increases in deferred revenue, and accounts payable and accrued expenses. The Company's accounts receivable increased due to larger sales volume and deterioration in the age of the accounts receivable. The increase of cash used in operating activities was also attributable to the costs associated with the significant increase in new employees during the year ended December 31, 1998, some of whom, especially those in the Company's Sales and Client Services groups, require months of training and experience before they are able to generate revenue. Additionally, the Company's method of licensing its software over a 60 month period with payments made in monthly installments over the license term results in significant cash utilization during periods of rapid growth because a substantial portion of the associated expenses are incurred prior to the commencement of the license term. The Company is currently taking a number of steps to reduce the amount of cash used in operating activities, including improving billings practices in order to reduce the time between when services are performed and when such services are billed, intensifying collection efforts on past due accounts, exploring the possible securitization of license receivables, hiring new employees on a more selective basis and implementing more stringent cost controls, including reducing unnecessary personnel. The Company has incurred severance committments of approximately $0.3 million in connection with the termination of approximately 60 employees.


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

In addition to cash used for investing activities, the Company has operating leases for office space and equipment. At December 31, 1998, the Company's commitments under non-cancellable operating leases for office space with terms in excess of one year totaled $4.6 million, $4.2 million and $4.2 million for 1999, 2000 and 2001, respectively. The Company's total expense under such leases was $5.1 million, $3.0 million and $1.4 million for 1998, 1997 and 1996, respectively. See Note 8 of Notes to Consolidated Financial Statements.


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

SIGNIFICANT CUSTOMERS


In 1998, the Company had one customer that accounted for 17.2% of the Company's consolidated revenue. In 1997, the Company had two customers that accounted for 13.7% and 10.0%, respectively, of the Company's consolidated revenue. In 1996, the Company had three customers that accounted for 14.5%, 11.4% and 10.5%, respectively, of the Company's consolidated revenue.


FORWARD-LOOKING STATEMENTS


Certain statements contained in this Annual Report may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements involve various risks and uncertainties which could cause the Company's actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties include the effect of losses from prior periods, liquidity issues, pending litigation and regulatory proceedings, recent adverse publicity, seasonal variation of the Company's operations and fluctuations in the Company's quarterly results, rapid technological change involving the Company's products and those of competitors, delays in product development and implementation, the technological compatibility of the Company's products with its customers' systems, the Company's dependence on customers in the financial services market, intense competition in the markets for the Company's products, risk of non-renewal by current customers, management of the Company's growth, and other risks and uncertainties. These statements are based on estimates, projections, beliefs, and assumptions of the Company and its management and are not guarantees of future performance. Further information regarding those factors that could cause the Company's actual results to differ materially from any forward-looking statements contained herein is included in the Company's report on Form 10-K/A for the year ended December 31, 1998, which has been filed with the Securities and Exchange Commission.

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

Item 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial statement schedules are set forth in Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this Form 10-K/A and are filed herewith.


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


Steven F. Kaplan, 43, has served as a Director of the Company since August 1, 1999. He is affiliated with Texas Pacific Group, a private equity investment firm, and serves as President, Chief Operating Officer and Chief Financial Officer of Favorite Brands International Holding Corp., a $700 million confectionery company controlled by Texas Pacific Group. From 1996 to 1997, Mr. Kaplan was Executive Vice President and Chief Financial Officer of the Coleman Company, a $1.2 billion international manufacturer of camping, outdoor recreation and hardware equipment. From 1993 to 1996, Mr. Kaplan was a financial and strategy consultant to venture capital and buy-out firms. During 1994, Mr. Kaplan served as Chief Financial Officer of Marcam Corporation, a $200 million software developer. Prior to that, Mr. Kaplan served as Executive Vice President and Chief Financial Officer of AM International, President of Harris Graphics and Partner of Boston Consulting Group. Mr. Kaplan holds an MS in Management, a BS in Electrical Engineering and Computer Science and a BS in Management Science from the Massachusetts Institute of Technology.

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


James P. O'Halloran, 67, joined the Company in April 1999. In June 1999 he was elected Senior Vice President, Chief Financial Officer, Treasurer, Clerk and
A Director. From 1991 to 1999 he served as President of G & J Associates, Ltd., a financial consulting firm. From 1956 to 1990, he was with the international accounting firm of Arthur Andersen LLP serving as an audit partner from 1967 to his retirement in 1990.


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

Item 11
EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Each non-employee Director of the Company receives $1,000 for every Board or committee meeting attended. The Company also reimburses non-employee Directors for expenses incurred in attending Board meetings. In addition, non-employee Directors of the Company are eligible to receive stock options under the 1996 Non-Employee Director Stock Option Plan. No other compensation is paid to Directors for attending Board or committee meetings. Messrs. Maybury, Roberts, Schlesinger and Swithenbank are currently the non-employee Directors of the Company.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 1998, 1997 and 1996 by (i) the Company's Chief Executive Officer and

(ii) the four most highly compensated other executive officers (collectively, the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                            ANNUAL COMPENSATION (1)
                                                       ---------------------------------        ALL OTHER
NAME AND PRINCIPAL POSITIONS                           YEAR     SALARY ($)     BONUS ($)     COMPENSATION ($)
----------------------------                           ----     ----------     ---------     ----------------
Alan Trefler                                           1998       $200,000            --                --
President                                              1997        200,000            --                --
                                                       1996        188,333(2)    $38,759(3)        $ 15,000(4)

Joseph J. Friscia                                      1998       $180,000        70,000                 --
Vice President of Sales and Marketing                  1997        143,333        47,250(5)          10,786(4)
                                                       1996        125,000        94,730(6)              --

Eugene A. Bonte                                        1998       $140,000        25,000                 --
Vice President of Market Strategy and Delivery (7)     1997        129,167        21,000(5)              --
                                                       1996         86,897        31,149(6)              --

Michael R. Pyle                                        1998       $140,000        15,000                 --
Vice President of Applications Development             1997        120,000        15,750(5)           8,587(4)
                                                       1996        111,250        41,285(8)              --

Ira Vishner                                            1998       $125,000        10,000             10,000(4)
Vice President, Corporate Services, Treasurer,         1997        120,000        10,500(5)          19,441(4)
Chief Financial Officer (9)                            1996        110,667        30,169(8)              --


--------------------
(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of the Named Executive Officers for 1998, 1997 and 1996.

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



                                       OPTION GRANTS IN FISCAL 1998


                                INDIVIDUAL GRANTS
                           ------------------------------                                       POTENTIAL REALIZABLE VALUE
                             NUMBER OF        PERCENT OF                                         AT ASSUMED ANNUAL RATES
                              SHARES         TOTAL OPTIONS                                     OF STOCK PRICE APPRECIATION
                            UNDERLYING        GRANTED TO        EXERCISE OR                        FOR OPTION TERM (1)
                             OPTIONS         EMPLOYEES IN        BASE PRICE     EXPIRATION     ---------------------------
NAME                       GRANTED (#)(2)    FISCAL YEAR         ($/SHARE)         DATE            5% ($)         10% ($)
----                       --------------    -------------      -----------     ----------     -------------    ----------


Alan Trefler                           --               --               --             --                --            --

Joseph J. Friscia                  60,000              1.0%           $7.75       10/15/08          $292,434      $744,090

Eugene A. Bonte                    25,000              0.4             7.75       10/15/08           121,848       308,788

Michael R. Pyle                    25,000              0.4             7.75       10/15/08           121,848       308,788

Ira Vishner                        20,000              0.3             7.75       10/15/08            97,478       247,030


--------------------
(1) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the prescribed assumption that the Company's common stock will appreciate in value from the date of grant to the end of the option term at rates (compounded annually) of 5% and 10%, respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Company's common stock.

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




                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES


                                                                 NUMBER OF SHARES                  VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                                               OPTIONS AT YEAR-END                    AT YEAR-END ($)
                            SHARES         VALUE           ----------------------------        ----------------------------
                         ACQUIRED ON      REALIZED
NAME                     EXERCISE (#)       ($)            EXERCISABLE    UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
----                     ------------     --------         -----------    -------------        -----------    -------------


Alan Trefler                       --           --                  --               --                 --               --

Joseph J. Friscia                  --           --             267,000          238,000            903,715          206,782

Eugene A. Bonte                    --           --              18,000          154,000                 --               --

Michael R. Pyle                25,000     $620,583             125,900          143,200            482,109          165,426

Ira Vishner                        --           --               5,000           75,000                 --               --


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



   Name of                                   Number of Shares                        Percentage of Shares
Beneficial Owner                          Beneficially Owned (1)                      Beneficially Owned
----------------                          ----------------------                     --------------------


Alan Trefler (2)                                      21,237,100                                     74.0%

Joseph J. Friscia (3)                                    298,000                                      1.0

Eugene A. Bonte (3)                                       54,000                                       *

Michael R. Pyle (3)                                      280,800                                       *

Ira Vishner                                              224,700                                       *

Edward A. Maybury (3)                                     17,600                                       *

Edward B. Roberts (4)                                     17,000                                       *

Leonard A. Schlesinger (3)                                12,000                                       *

Thomas E. Swithenbank (3)                                 12,000                                       *

All executive officers and Directors
  as a group (11 persons) (5)                         22,388,200                                     78.0%


-------------------
* Represents beneficial ownership of less than 1% of the outstanding Common
Stock.

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


PART IV


Item 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements


The following consolidated financial statements are required to be filed by
Item 8 of this Form 10-K/A and are filed herewith as noted below.


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

                                   SIGNATURES


                  Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEGASYSTEMS INC.


Date: August 12, 1999



                                By:    /s/ James P. O'Halloran
                                       -----------------------------------
                                       James P. O'Halloran, Senior Vice
                                       President, Chief Financial Officer,
                                       Treasurer, Clerk and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below on August 12, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.



/S/ Alan Trefler
----------------------------        President and Director
Alan Trefler



/s/ James P. O'Halloran
----------------------------        Senior Vice President, Chief Financial
James P. O'Halloran                 Officer, Treasurer, Clerk and Director


/s/ Steven F. Kaplan
----------------------------         Director
Steven F. Kaplan


/s/ Edward A. Maybury
----------------------------         Director
Edward A. Maybury

/s/ Edward B. Roberts
----------------------------        Director
Edward B. Roberts

/s/ Leonard A. Schlesinger
----------------------------        Director
Leonard A. Schlesinger

                                PEGASYSTEMS INC.
                                  Exhibit Index




Exhibit No.    Description
-----------    -------------


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

10.13.* Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture.

10.14.* Amendment Number 1 to Lease Agreement dated August 7, 1994 between the Registrant and Riverside Office Park Joint Venture.

10.15.+ Warrant agreement dated June 27, 1997 by and between the Registrant and First Data Resources Inc.

21.1           Subsidiaries of the Registrant.

23.1.          Consent of Arthur Andersen LLP.

23.2.          Consent of Ernst & Young LLP.

27.1.          Financial Data Schedule--1998.


--------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference to the same exhibit number.

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


                                           /s/ Arthur Andersen LLP
                                           -----------------------


Boston, Massachusetts
April 15, 1999, except with respect to
the matter discussed in Note 13, as to which the date is August 11, 1999

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


                                              /s/ Ernst & Young LLP
                                              ---------------------


Boston, Massachusetts
February 24, 1997

PEGASYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share-related data)



                                                                                      DECEMBER 31,
                                                                                  -------------------
Assets                                                                            1998           1997
                                                                                  ----           ----
                                                                             (as restated)
Current assets:
     Cash and cash equivalents                                                  $  24,806      $  52,005
     Trade and installment accounts receivable, net of
       allowance for doubtful accounts of $2,753 in
       1998 and $2,200 in 1997                                                     43,478         20,319
     Prepaid expenses and other current assets                                      2,427          1,514
                                                                               ----------      ---------
           Total current assets                                                    70,711         73,838

Long-term license installments, net                                                49,000         36,403
Equipment and improvements, net                                                    10,044          5,578
Purchased software and other, net                                                   9,505         11,701
                                                                               ----------      ---------
           Total assets                                                         $ 139,260      $ 127,520
                                                                               ----------      ---------
                                                                               ----------      ---------
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                      $  14,842      $   5,398
     Deferred revenue                                                              21,424          1,754
     Deferred income taxes                                                             --          3,978
     Current portion of capital lease obligations                                     123             --
                                                                               ----------      ---------
           Total current liabilities                                               36,389         11,130

Commitments and Contingencies (Notes 8 and 10)
Deferred income taxes                                                                 750          3,669
Capital lease obligations, net of current portion                                     202             --
Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
       authorized; no shares issued and outstanding                                    --             --
     Common stock, $.01 par value, 45,000,000 shares authorized; 28,683,100 shares and 28,545,100 shares issued and outstanding in 1998
         and 1997, respectively                                                       287            285
     Additional paid-in capital                                                    87,757         86,841
     Deferred compensation                                                            (36)           (55)
     Stock warrant                                                                  2,897          2,897
     Retained earnings                                                             11,489         23,107
     Cumulative foreign currency translation adjustment                              (475)          (354)
                                                                               ----------      ---------
           Total stockholders' equity                                             101,919        112,721
                                                                               ----------      ---------
           Total liabilities and stockholders' equity                           $ 139,260      $ 127,520
                                                                               ----------      ---------
                                                                               ----------      ---------



                  The accompanying notes are an integral part of
                      these consolidated financial statements

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)



                                                                  YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            1998          1997          1996
                                                          --------      --------      --------
                                                        (as restated)
Revenue:
       Software license                                   $ 29,259      $ 28,657      $ 22,258
       Services                                             32,510        15,704        11,287
                                                          --------      --------      --------
           Total revenue                                    61,769        44,361        33,545
                                                          --------      --------      --------

Cost of revenue:
       Cost of software license                              1,598           256           477
       Cost of services                                     23,360        11,782         6,975
                                                          --------      --------      --------
           Total cost of revenue                            24,958        12,038         7,452
                                                          --------      --------      --------
Gross profit                                                36,811        32,323        26,093

Operating expenses:
       Research and development                             23,380        15,104         8,218
       Selling and marketing                                25,769        17,483         5,999
       General and administrative                           10,459         3,124         1,857
                                                          --------      --------      --------
           Total operating expenses                         59,608        35,711        16,074
                                                          --------      --------      --------
Income (loss) from operations                              (22,797)       (3,388)       10,019

License interest income                                      2,662         1,789         1,565
Other interest income                                        2,059         3,348           619
Other income (expense), net                                     47            --           (85)
                                                          --------      --------      --------
Income (loss) before provision (benefit) for
       income taxes                                        (18,029)        1,749        12,118
Provision (benefit) for income taxes                        (6,411)          664         4,618
                                                          --------      --------      --------

           Net income (loss)                              $(11,618)     $  1,085      $  7,500
                                                          --------      --------      --------
                                                          --------      --------      --------
Earnings (loss) per share:

       Basic                                              $  (0.41)     $   0.04      $   0.30
                                                          --------      --------      --------
                                                          --------      --------      --------

       Diluted                                            $  (0.41)     $   0.04      $   0.28
                                                          --------      --------      --------
                                                          --------      --------      --------

Weighted average number of common shares outstanding:

       Basic                                                28,604        28,284        24,802
                                                          --------      --------      --------
                                                          --------      --------      --------

       Diluted                                              28,604        30,268        26,397
                                                          --------      --------      --------
                                                          --------      --------      --------



                  The accompanying notes are an integral part of
                      these consolidated financial statements

                                PEGASYSTEMS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                                                                             CUMULATIVE
                               COMMON STOCK                                                                  FOREIGN       TOTAL
                                  NUMBER                ADDITIONAL                  DEFERRED                 CURRENCY      STOCK-
                                    OF                   PAID-IN       DEFERRED      STOCK      RETAINED    TRANSLATION   HOLDERS'
                                  SHARES      AMOUNT     CAPITAL     COMPENSATION   WARRANT     EARNINGS    ADJUSTMENT     EQUITY
                               ------------   ------    ----------   ------------   --------    --------    -----------  ---------


Balance at December 31, 1995        23,490    $   235    $     106    $     (91)     $    --    $   14,522   $     (98)  $  14,674
Issuance of common stock             2,700         27       29,339                                                          29,366

Exercise of stock options              202          2           64                                                              66
Tax benefit from exercise
    of stock options                                           697                                                             697
Foreign currency
    translation adjustment                                                                                         64           64
Amortization of deferred
    compensation                                                             18                                                 18
Net income                                                                                          7,500                    7,500
                                 ---------   --------    ---------    ---------    ---------    ---------   ---------    ---------

Balance at December 31, 1996        26,392        264       30,206          (73)          --       22,022         (34)      52,385
Issuance of common
    stock, net of issuance
    costs of $485,198                1,837         18       51,925                                                          51,943
Exercise of stock options              316          3          638                                                             641
Tax benefit from exercise
    of stock options                                         4,072                                                           4,072
Foreign currency
    translation adjustment                                                                                       (320)       (320)
Amortization of deferred
    compensation                                                             18                                                 18
Issuance of stock warrant                                                              2,897                                 2,897
Net income                                                                                          1,085                    1,085
                                 ---------   --------    ---------    ---------    ---------    ---------   ---------    ---------

Balance at December 31, 1997        28,545        285       86,841          (55)       2,897       23,107        (354)     112,721
Exercise of stock options              138          2          429                                                             431
Tax benefit from exercise
   of stock options                                            487                                                             487
Foreign currency
    translation adjustment                                                                                       (121)        (121)
Amortization of deferred
    compensation                                                             19                                                 19
Net loss                                                                                          (11,618)                 (11,618)
                                 ---------   --------    ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 1998
(as restated)                       28,683   $    287    $  87,757    $     (36)   $   2,897    $  11,489   $    (475)   $ 101,919
                                 ---------   --------    ---------    ---------    ---------    ---------   ---------    ---------
                                 ---------   --------    ---------    ---------    ---------    ---------   ---------    ---------



                  The accompanying notes are an integral part of
                      these consolidated financial statements

Pegasystems Inc.
Consolidated Statements of Cash Flows (in thousands)



Years Ended December 31,                                                         1998        1997        1996
                                                                                 ----        ----        ----
                                                                            (as restated)

Cash flows from operating activities:
   Net income (loss)                                                          $(11,618)   $  1,085    $  7,500
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Provision (benefit) for deferred income taxes                           (6,596)        722       3,977
        Depreciation and amortization                                            5,595       3,159       1,633
        Provision for doubtful accounts                                          2,165       1,938         300
        Change in operating assets and liabilities:
            Trade and installment accounts receivable                          (37,921)    (20,276)    (16,389)
            Prepaid expenses and other current assets                             (913)       (279)       (810)
            Accounts payable and accrued expenses                                9,629       1,978         950
            Deferred revenue                                                    19,670       1,701         (61)
                                                                              --------    --------    --------
               Net cash used in operating activities                           (19,989)     (9,972)     (2,900)

Cash flows from investing activities:
        Purchase of equipment and improvements                                  (7,520)     (4,488)     (2,005)
        Purchased software                                                        --       (10,000)       --
                                                                              --------    --------    --------
               Net cash used in investing activities                            (7,520)    (14,488)     (2,005)

Cash flows from financing activities:
   Repayments of long-term debt                                                   --          --        (1,598)
   Issuance of common stock, net                                                  --        51,943      29,366
   Exercise of stock options                                                       431         641          66
   Tax benefit from exercise of stock options                                     --          --           697
                                                                              --------    --------    --------
               Net cash provided by financing activities                           431      52,584      28,531

   Effect of exchange rate on cash and cash equivalents                           (121)       (320)         64
                                                                              --------    --------    --------
               Net increase (decrease)  in cash and  cash equivalents          (27,199)     27,804      23,690

Cash and cash equivalents, at beginning of year                                 52,005      24,201         511
                                                                              --------    --------    --------
Cash and cash equivalents, at end of year                                     $ 24,806    $ 52,005    $ 24,201
                                                                              --------    --------    --------
                                                                              --------    --------    --------
Supplemental disclosures of cash flow information: Cash paid during period:
          Interest                                                            $      9    $      7    $     86
                                                                              --------    --------    --------
          Income taxes                                                        $     84    $     13    $     90
                                                                              --------    --------    --------
Non-cash financing activity:
   Issuance of stock warrant                                                  $   --      $  2,897    $   --
                                                                              --------    --------    --------
                                                                              --------    --------    --------
   Equipment acquired under capital lease                                     $    325    $   --      $   --
                                                                              --------    --------    --------
                                                                              --------    --------    --------


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

During 1996 and 1997, the Company recognized revenue in accordance with Statement of Position (SOP) 91-1, "Software Revenue Recognition", as issued by the American Institute of Certified Public Accountants. Specifically, revenue from software license arrangements is generally recognized upon delivery and product acceptance pursuant to non-cancelable license agreements, and is based on management's assessment that the collectibility of the long-term license installments is probable. Additionally, upon acceptance the Company must have had no significant remaining vendor obligations regarding the licensed software.

Effective January 1, 1998, the Company adopted the provisions of SOP 97-2, "Software Revenue Recognition", as issued by the American Institute of Certified Public Accountants. Beginning in 1998, software license fee revenue is recognized upon customer acceptance of the software when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable and collectibility of the fee is probable. Service fee revenue is recognized as the services are performed. Maintenance revenue is recognized ratably over the term of the maintenance arrangement. In arrangements that include multiple elements, SOP 97-2 requires the total fee to be allocated to the various elements based on vendor-specific objective evidence of fair value. If sufficient vendor-specific objective evidence does not exist for allocation of the fee to the various elements of the arrangement, all revenue from the arrangement is deferred until such vendor-specific objective evidence exists or all elements have been delivered and accepted. Deferred revenue at December 31, 1998 consists primarily of software license and service fees from arrangements for which acceptance of the software license has not occurred or acceptance has occurred but sufficient vendor-specific objective evidence of the fair value of each element as required by SOP 97-2 does not yet exist for the allocation of the contract fee to each element of the arrangement. Deferred revenue also includes the fair value of free consulting hours committed by the Company that had not been performed as of December 31, 1998.

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

Amortization of capitalized software costs is included in cost of software license revenue. No amortization expense for capitalized software costs was charged to cost of software license revenue in 1998 and 1997. Total amortization expense charged to cost of software license revenue was $0.5 million during 1996.

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

For the year ended December 31, 1998, diluted weighted average shares is the same as basic weighted average shares as the inclusion of stock options and warrants would be anti-dilutive. Calculations of basic and diluted net earnings
(loss) per share and potential common share are as follows:



                                                            Years Ended December 31,
                                                          1998       1997        1996
                                                     (in thousands, except per share  data)
                                                     (as restated)

Basic:
   Net income (loss)                                   $(11,618)   $  1,085   $  7,500
                                                       --------    --------   --------
                                                       --------    --------   --------
   Weighted average common shares outstanding            28,604      28,284     24,802
                                                       --------    --------   --------
                                                       --------    --------   --------
Basic earnings (loss) per share                        $  (0.41)   $   0.04   $   0.30
                                                       --------    --------   --------
                                                       --------    --------   --------
   Net income (loss)                                   $(11,618)   $  1,085   $  7,500
                                                       --------    --------   --------
                                                       --------    --------   --------
Weighted average common shares outstanding               28,604      28,284     24,802
Effect of assumed exercise of stock options                --         1,984      1,595
                                                       --------    --------   --------
                                                       --------    --------   --------
Weighted average common shares outstanding, assuming
dilution                                                 28,604      30,268     26,397
                                                       --------    --------   --------
                                                       --------    --------   --------
Diluted earnings (loss) per share                      $  (0.41)   $   0.04   $   0.28
                                                       --------    --------   --------
                                                       --------    --------   --------



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


                                         Year Ended December 31
(in thousands)                        1998        1997        1996
                                 (as restated)

Net (loss) income                   $(11,618)   $  1,085    $  7,500
Foreign currency translation, net
of income taxes                          (81)       (198)         39
                                     --------   --------     -------
Comprehensive (loss) income          (11,699)        887       7,539
                                     --------   --------     -------
                                     --------   --------     -------

---------------------
(l) Segment Reporting

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


                                        Year Ended December 31,
                                   1998         1997         1996

United States                      77%          84%          82%
United Kingdom                     11%           8%          11%
Other                              12%           8%           7%
                                 -----         ----         ----
                                  100%         100%          100%
                                 -----         ----         ----
                                 -----         ----         ----


In 1998 one customer accounted for approximately 17.2% of the Company's total revenue. In 1997, two customers accounted for approximately 13.7% and 10% of the Company's total revenue, respectively. In 1996, three customers accounted for approximately 14.5%, 11.4% and 10.5% of the Company's total revenue.


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


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement applies to all entities for all fiscal quarters beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. As of December 31, 1998 and during the three year period then ended the Company did not hold any derivative instruments or have any hedging activities. The Company does not expect adoption of this statement to have a significant impact on its financial position or results of operations.

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


          The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to account for its stock option plans in accordance with the provisions of APB Opinion No. 25.


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

         A summary of the impact of such restatement on the financial statements for the unaudited nine-month period ended September 30, 1998 is as follows:


                                                                                     (unaudited)
                                                                                 Nine Months Ended
                                                                                 September 30, 1998
                                                                                    (in thousands)

                                                                            AS REPORTED        AS RESTATED
                                                                            -----------        -----------


              Software license revenue                                         $ 40,750           $ 27,224
              Services revenue                                                   27,436             22,799
              Total revenue                                                      68,186             50,023
              Income (loss) from operations                                      13,806             (5,520)
              Net income (loss)                                                  10,917             (1,065)
              Earnings (loss) per share: Basic                                     $.38              $(.04)
              Earnings (loss) per share: Diluted                                   $.37              $(.04)
              Total assets                                                     $150,596           $147,955




See Note 11 for disclosure of the restated unaudited selected quarterly information for the four quarters ended December 31, 1998 and 1997.

3.        EQUIPMENT AND IMPROVEMENTS

          The cost and accumulated depreciation of equipment and improvements consist of the following:


                                                                                              December 31,
                                                                                           1998        1997
                                                                                           (in thousands)



                        Equipment                                                          $11,987       $7,243
                        Furniture and fixtures                                               2,721        1,895
                        Leasehold improvements                                               2,627          838
                        Equipment under capital leases                                         342             -
                                                                                           -------       ------
                                                                                            17,677        9,976
                        Less: accumulated depreciation and
                        amortization                                                        (7,633)      (4,398)
                                                                                           -------       ------
                        Equipment and improvements, net                                    $10,044       $5,578
                                                                                           -------       ------
                                                                                           -------       ------


         Depreciation and amortization expense was approximately $3.2 million, $2.0 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

4.        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following:

                                                                                                    December 31,
                                                                                                  1998        1997
                                                                                                 (in thousands)


                     Trade accounts payable                                                      $2,502       $863
                     Employee compensation and benefits                                           3,317      1,332
                     Accrued income taxes                                                           161        754
                     Other accrued expenses                                                       3,792      1,114
                     Revenue reserve                                                              4,861        961
                     Accrued consulting costs                                                       209        374
                                                                                                -------     ------
                                                                                                $14,842     $5,398
                                                                                                -------     ------
                                                                                                -------     ------

5.         DEBT

           The Company had no outstanding long-term debt at December 31, 1998 and December 31, 1997.

           As of December 31, 1998, the Company had a working capital line of credit, which will expire on June 30, 1999, with a bank allowing for borrowings up to $5.0 million at the bank's prime rate (7.25% at December 31, 1998). The Company had no borrowings outstanding under the line of credit at December 31, 1998. Borrowings are subject to various covenants which call for a specified level of working capital and net worth, maintenance of certain financial ratios and restrictions on the payments of dividends. As of December 31, 1998, the Company was in compliance with all covenants, except for the profitability financial covenant, for which the Company subsequently received a non-compliance waiver. The Company intends to renegotiate the terms and covenant requirements under the existing line of credit with the same bank.

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

         The following table presents the combined activity for the 1994 Plan and the Director Plan for the years ended December 31, 1998, 1997 and 1996:



                                                     1998                        1997                        1996
                                           Number of      Weighted     Number of      Weighted     Number of   Weighted
                                            Options       Average       Options       Average       Options    Average
                                                          Exercise                    Exercise                 Exercise
                                                           Price                       Price                   Price
                                              (in                         (in                         (in
                                           thousands)                  thousands)                  thousands)


            Outstanding options at             3,099         $10.40         2,582         $5.04        1,924      $0.34
            beginning of year
               Granted                         5,955         $12.35         1,214        $22.79          993     $13.19
               Exercised                        (138)         $3.13          (316)        $2.03         (202)     $0.33
               Cancelled                      (3,384)        $18.69          (381)       $20.52         (133)     $4.94
                                              -------        ------         -----        ------        -----    -------







            Outstanding options                5,532          $7.61         3,099        $10.40        2,582      $5.04
              at end of year
                                              -------        ------         -----        ------        -----    -------
                                              -------        ------         -----        ------        -----    -------

            Exercisable options                1,065          $2.57           822         $2.13          679      $0.33
              at end of year
                                              -------        ------         -----        ------        -----    -------

            Weighted average                                  $9.34                      $11.38                   $8.84
              fair value of                                   -----                      ------                   -----
              options granted                                 -----                      ------                   -----
              during the year


                  The following table presents weighted average price and life information about significant option groups outstanding and exercisable at December 31, 1998:

                                                    Options Outstanding                           Options Exercisable
                Range of Exercise            Number             Weighted         Weighted        Number       Weighted
                     Prices              Outstanding            Average          Average        Exercisable    Average
                                                               Remaining         Exercise                     Exercise
                                                              Contractual         Price                         Price
                                                              Life (years)
                                       (in thousands)                                          (in thousands)
                    $0.33-0.39                1,179                  6.18             $0.34        863          $0.34
                    $6.00-$7.75               3,303                  9.78             $7.74          -          $   -
                    $8.00-$12.50                434                  7.39             $9.79        145          $9.90
                    $17.06-$20.56               412                  9.00            $17.51         57         $17.67
                    $22.69-28.09                204                  9.41            $22.73          -          $   -
                                              -----                                              -----
                                              5,532                                              1,065
                                              =====                                              =====

                  The following are the pro forma net income (loss) and earnings (loss) per share for 1998, 1997 and 1996, as if the compensation expense for the option plans had been determined based on the fair value at the grant date for grants in 1998, 1997 and 1996, consistent with the provisions of SFAS No. 123:





                                                       1998                       1997                      1996
                                                 As            Pro           As           Pro          As         Pro
                                              Reported        Forma       Reported        Forma     Reported     Forma
                                           (as restated)  (as restated)

        Net income (loss) (in thousands)      $(11,618)      $(13,783)       $1,085      $ (774)        $7,500   $7,122
        Basic earnings (loss) per share         $(0.41)        $(0.48)        $0.04      $(0.03)        $0.30    $0.29
        Diluted earnings (loss) per share       $(0.41)        $(0.48)        $0.04      $(0.03)        $0.28    $0.26



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


                  Volatility for 1998 was calculated on a daily basis and was determined to be .97. Volatility for 1997 was calculated on a quarterly basis and was determined to be 0.5. Volatility for 1996 was calculated on a monthly basis. For 1996, exclusive of one month's data where volatility was 9.9, volatility ranged from 0.0 to 1.4. The Company has never declared nor paid dividends on any of its capital stock and does not expect to in the foreseeable future.

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

8.       LEASES

         The Company leases certain equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments required under the capital and operating leases with non-cancelable terms in excess of one year at December 31, 1998 are as follows:


             Year Ended December 31,                                           Capital Leases       Operating Leases
                                                                               (in thousands)         (in thousands)

                 Future Minimum Payments


                 1999                                                                      $123         $4,634
                 2000                                                                       123          4,159
                 2001                                                                       115          4,159
                 2002                                                                         -          4,159
                 2003                                                                         -          2,075
                 Thereafter                                                                   -          1,322
                                                                                         -------       -------
                                                                                            361        $20,508


                 Less--Amounts representing interest                                         36
                                                                                         -------
                                                                                           $325


         Total rent expense under operating leases was approximately $5.1 million, $3.0 million and $1.4 million, for the years ended December 31, 1998, 1997, and 1996, respectively.

9.        INCOME TAXES

          Income (loss) before provision (benefit) for income taxes consists of the following:


                                                                      1998                   1997            1996
                                                                 (as restated)

                  Domestic                                          $(14,038)               $8,599         $11,546
                  Foreign                                             (3,991)               (6,850)            572
                                                                    ---------               ------         -------
                              Total                                 $(18,029)               $1,749         $12,118
                                                                    ---------               ------         -------
                                                                    ---------               ------         -------

The provision (benefit) for income taxes for the years ended December 31, 1998, 1997, and 1996 consists of the following:



                                                                                1998          1997       1996
                                                                                         (in thousands)


                     Current:
                         Federal                                                 $  -         $(149)     $  6
                         State                                                     84           (30)      212
                         Foreign                                                  101           121       160
                                                                            ---------        ------    -------
                                 Total current                                    185           (58)      378

                     Deferred:
                         Federal                                               (6,380)          688     3,662
                         State                                                   (966)           34       578
                         Foreign                                                  750             -         -
                                                                            ---------        ------    -------
                                 Total deferred                                (6,596)          722     4,240
                                                                            ---------        ------    -------
                                                                              $(6,411)         $664    $4,618
                                                                            ---------        ------    -------
                                                                            ---------        ------    -------


The effective income tax rate differed from the statutory federal income tax rate due to the following:


                                                                             1998               1997             1996
                                                                           (as restated)

              Statutory federal income tax rate                               (35.0)%                34.0%      35.0%
              State income taxes, net of federal benefit                       (3.2)%                 3.9%       4.2%
              and tax credits
              Permanent differences                                            (0.9)%                 6.4%       0.3%
              Tax credits                                                      (0.9)%                (8.6)%     (0.6)%
              Foreign Taxes                                                     4.4%                    -%         -%
              Other                                                               -%                  2.3%      (0.8)%
                                                                            ---------               ------     -------
              Effective income tax rate                                       (35.6)%                38.0%      38.1%
                                                                            ---------               ------     -------
                                                                            ---------               ------     -------

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


                                                                                                     December 31,
                                                                                                 1998             1997
                                                                                                     (in thousands)
                                                                                               (as restated)

                     Software revenue                                                             $(14,312)    $(18,195)
                     Depreciation                                                                   (2,934)         (76)
                     Vacation accrual                                                                1,001          184
                     Receivable and other reserves                                                   3,260        1,198
                     Net operating loss carryforwards                                               11,719        8,195
                     Tax credits                                                                     1,081          864
                     Foreign Taxes                                                                   (750)            -
                     Other                                                                            185           183
                                                                                                 ---------      --------
                            Net deferred tax liabilities                                             (750)       (7,647)

                     Less current portion                                                                -       (3,978)
                                                                                                 ---------      --------
                                                                                                    $(750)      $(3,669)
                                                                                                 ---------      --------
                                                                                                 ---------      --------


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



         The Company intends to defend these actions vigorously, but no assurance can be given as to the outcomes. Management believes that is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operations. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management time and attention. The Company's delay in filing its Form 10-Q for the quarter ended September 30, 1998 and other regular reports with the SEC and its announcement that it has adjusted previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services may also have an adverse effect on the Company's financial position or results of operations.

11. SELECTED QUARTERLY INFORMATION (UNAUDITED)


                                                                                  1998
(in thousands, except per share data)              1st Quarter         2nd Quarter        3rd Quarter       4th Quarter
                                                                                                           (as restated)

Revenue                                                $14,234              $18,157            $17,631        $11,747
Loss from operations                                    (1,743)                (395)            (3,382)       (17,277)
Net income (loss)                                         (350)                 500             (1,215)       (10,553)
Earnings (loss) per share-Basic                          $(.01)                $.02              $(.04)         $(.38)
Earnings (loss) per share- Diluted                       $(.01)                $.02              $(.04)         $(.38)

                                                                                  1997
                                                                                  ----
(in thousands, except per share data)              1st Quarter         2nd Quarter        3rd Quarter         4th Quarter
Revenue                                                   $7,958              $5,272             $8,668         $22,462
Income (loss) from operations                                (86)             (5,421)            (4,011)          6,128
Net income (loss)                                            644              (2,482)            (1,620)          4,543
Earnings (loss) per share-Basic                             $.02               $(.09)             $(.06)           $.16
Earnings (loss) per share- Diluted                          $.02               $(.09)             $(.06)           $.15



The information above is inclusive of the effects of quarterly restatements performed by the Company. See Note 2 and Note 13 for further discussion of these restatements.

12. VALUATION AND QUALIFYING ACCOUNTS


                                              Balance         Additions
                                                at            charged to       Charged                         Balance
                                             beginning        costs and        to other         Deductions      at end
Description (in thousands)                   of period         expenses        account             (c)        of period
Allowance for doubtful accounts:


   Year ended December 31, 1998                $2,200           $2,165              --           ($1,612)       $2,753
   Year ended December 31, 1997                   939            1,938          (a)285              (962)        2,200
   Year ended December 31, 1996                   434              300          (b)205                --           939



--------------------
(a) Amount relates to service revenue reversed, which was previously charged against the allowance for doubtful accounts. (b) Amount reclassified from liabilities during the year. (c) Deductions are related to accounts receivable write-offs.

13.  Subsequent Event

On August 11, 1999, the Company announced the restatement of its financial statements for the year ended December 31, 1998 and the unaudited three-month period ended March 31, 1999. As part of the Company's closing for the three-month period ended June 30,1999, the Company discovered errors in the previously released results of operations for the three-month periods ended December 31, 1998 and March 31, 1999. The errors, which were caused by incorrectly bookkeeping certain credit memos and cash receipts related to previously reversed or deferred revenue, resulted in an understatement of service revenue and an overstatement of costs for each of the periods effected.

In the opinion of management, all material adjustments necessary to correct the consolidated financial statements for the year ended December 31, 1998 have been recorded.

A summary of the impact of such restatements on the financial statements for the year ended December 31, 1998 and the three-month period ended December 31, 1998 are as follows:



                                                        Year Ended
                                                    December 31, 1998

                                         Previously Reported        As Restated
                                         -------------------        -----------
Total revenue                                        $60,406            $61,769
Loss from operations                                (24,249)           (22,797)
Net loss                                            (13,070)           (11,618)
Earnings per share: Basic                             (0.46)             (0.41)
Earnings per share: Diluted                           (0.46)             (0.41)
Total Assets                                        $138,098           $139,260



                                                    Three Months Ended
                                                     December 31, 1998

                                         Previously Reported        As Restated
                                         -------------------        -----------

Total revenue                                       $10,384            $11,747
Loss from operations                                (18,729)           (17,277)
Net loss                                            (12,005)           (10,553)
Earnings per share: Basic                             (0.43)             (0.38)
Earnings per share: Diluted                           (0.43)             (0.38)
Total Assets                                       $138,098          $139,260
