Form 10-Q/A
period 1999-03-31
PEGASYSTEMS INC
filed 1999-08-13
CIK 1013857

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

                        PEGASYSTEMS INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q/A



PART I - FINANCIAL INFORMATION


                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1999
         and December 31, 1998                                           3

         Consolidated Statements of Operations for the three-month
         periods ended March 31, 1999 and March 31, 1998                 4

         Consolidated Statements of Cash Flows for the three-
         month periods ended March 31, 1999 and 1998                     5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities and Use of Proceeds                      15

Item 3.  Defaults upon Senior Securities                                15

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 5.  Other Information                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                              16

FORM 10-Q/A


                                PEGASYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)




                                                          MARCH 31,       December 31,
                                                            1999             1998
                                                        -------------     ------------
                                                        (As Restated)     (As Restated)
ASSETS

Current assets:
   Cash and cash equivalents ..........................   $  26,016       $  24,806
    Trade and installment accounts receivable, net of
    allowance for doubtful accounts of $3,257
    in 1999 and $2,753 in 1998 ........................      33,053          43,478
   Prepaid expenses and other current assets ..........       1,754           2,427
                                                          ---------       ---------
       Total current assets ...........................      60,823          70,711
                                                          ---------       ---------

   Long-term license installments, net ................      52,305          49,000
   Equipment and improvements, net ....................       9,944          10,044
   Purchased software and other, net ..................       9,127           9,505
                                                          ---------       ---------
         Total assets .................................   $ 132,199       $ 139,260
                                                          ---------       ---------
                                                          ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ..............   $  14,899       $  14,842
   Deferred revenue ...................................      20,963          21,424
   Current portion of capital lease obligations .......         114             123
                                                          ---------       ---------
       Total current liabilities ......................      35,976          36,389

Commitments and contingencies (Note F)                           --              --

Deferred income taxes .................................         750             750
Capital lease obligations, net of current portion .....         186             202

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding .....        --              --
   Common stock, $.01 par value, 45,000,000 shares
     authorized;
     28,714,700 shares and 28,683,100 shares issued and         287             287
     outstanding in 1999 and 1998, respectively
   Additional paid-in capital .........................      87,767          87,757
   Deferred compensation ..............................         (32)            (36)
   Stock warrant ......................................       2,897           2,897
   Retained earnings ..................................       4,779          11,489
   Cumulative foreign currency translation adjustment .        (411)           (475)
                                                          ---------       ---------
       Total stockholders' equity .....................      95,287         101,919
                                                          ---------       ---------
         Total liabilities and stockholders' equity ...   $ 132,199       $ 139,260
                                                          ---------       ---------
                                                          ---------       ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                PEGASYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    Three Months Ended
                                                                          March 31,
                                                                  1999               1998
                                                             -------------      -------------
                                                              (As Restated)      (As Restated)
REVENUE:
   Software license ...................................         $  6,020            $  8,209
   Services ...........................................            9,046               6,025
                                                                --------            --------
     Total revenue ....................................           15,066              14,234
                                                                --------            --------

COST OF REVENUE:
   Cost of software license ...........................              586                 146
   Cost of services ...................................            8,271               4,084
                                                                --------            --------
     Total cost of revenue ............................            8,857               4,230
                                                                --------            --------

GROSS PROFIT ..........................................            6,209              10,004

OPERATING EXPENSES:
   Research and development ...........................            4,811               5,211
   Selling and marketing ..............................            5,222               5,287
   General and administrative .........................            3,791               1,249
                                                                --------            --------
     Total operating expenses .........................           13,824              11,747
                                                                --------            --------

LOSS FROM OPERATIONS ..................................           (7,615)             (1,743)

License interest income ...............................              828                 549
Other interest income .................................              171                 629
Interest expense ......................................               (6)               --
Other (expense) income, net ...........................              (88)               --
                                                                --------            --------
LOSS BEFORE BENEFIT FOR INCOME TAXES                              (6,710)               (565)

Benefit for income taxes ..............................             --                   215
                                                                --------            --------
NET LOSS ..............................................         $ (6,710)           $   (350)
                                                                --------            --------
                                                                --------            --------

LOSS PER SHARE:
  Basic ...............................................         $  (0.23)           $  (0.01)
                                                                --------            --------
                                                                --------            --------
  Diluted .............................................         $  (0.23)           $  (0.01)
                                                                --------            --------
                                                                --------            --------

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Basic ...............................................           28,711              28,547
                                                                --------            --------
                                                                --------            --------
  Diluted .............................................           28,711              28,547
                                                                --------            --------
                                                                --------            --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                PEGASYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     1999          1998
                                                                                  ----------    ----------
                                                                                 (As Restated) (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .........................................                            $ (6,710)      $(350)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Benefit from deferred income taxes ...........                                --          (215)
         Depreciation and amortization.................                               1,690       1,402
         Provision for doubtful accounts...............                                 913         150

         Changes in operating assets and liabilities:
           Trade and installment accounts receivable ..                               6,207      (5,931)
           Prepaid expenses and other current assets ..                                 673        (519)
           Accounts payable and accrued expenses ......                                  57       1,558
           Deferred revenue ...........................                                (461)      6,497
                                                                                   --------    --------
              Net cash provided by operating activities                               2,369       2,592
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and improvements ...........                              (1,001)     (1,131)
     Purchased software and other .....................                                (207)         --
                                                                                   --------    --------
              Net cash used in investing activities ...                              (1,208)     (1,131)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital lease obligation .............                                 (25)         --
     Exercise of stock options ........................                                  10          16
                                                                                   --------    --------
              Net cash (used in) provided by financing activities                       (15)         16
                                                                                   --------    --------

Effect of exchange rate on cash and cash equivalents                                     64          31
                                                                                   --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............                               1,210       1,508

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD .....                              24,806      52,005
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD ...........                            $ 26,016    $ 53,513
                                                                                   --------    --------
                                                                                   --------    --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                PEGASYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q/A and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, and the Company's 1998 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.


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

                               PEGASYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                MARCH 31, 1999

NOTE C - EARNINGS (LOSS) PER SHARE

The Company follows the provisions of Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering (IPO). The Company has applied the provisions of SFAS No. 128 and SAB No. 98 to all periods presented. As a result of the Company's reporting net losses for both three month periods ended March 31, 1999 and 1998, respectively, there is no difference in basic and diluted loss per share.

For the three-month periods ended March 31, 1999 and 1998, 5,272,159 and 2,586,144 options and warrants, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

                                PEGASYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999

NOTE D - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
(IN THOUSANDS)                                          1999            1998
--------------                                     -------------     -----------
                                                   (As Restated)
Net loss .....................................        $(6,710)        $  (350)
Foreign currency translation adjustments,  net
   of income taxes ...........................             64              19
                                                    -----------     -----------
Comprehensive loss ...........................        $(6,646)        $  (331)
                                                    -----------     -----------
                                                    -----------     -----------

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

LEGAL PROCEEDINGS

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


NOTE G. SUBSEQUENT EVENT


On August 11, 1999, the Company announced the restatement of its financial statements for the year ended December 31, 1998 and the unaudited three-month period ended March 31, 1999. As part of the Company's closing for the three-month period ended June 30, 1999, the Company discovered errors in the previously released results of operations for the three-month periods ended December 31, 1998 and March 31, 1999. The errors, which were caused by incorrectly bookkeeping certain credit memos and cash receipts related to previously reversed or deferred revenue, resulted in an understatement of service revenue and an overstatement of costs for each of the periods. Additionally, the Company noted an error in its allocation of operating expenses for the unaudited three-month period ended March 31, 1999.

In the opinion of management, all material adjustments necessary to correct the consolidated financial statements for the unaudited three-month period ended March 31, 1999 have been recorded.

A summary of the impact of such restatements on the financial statements for the unaudited three-month period ended March 31, 1999 are as follows:

                                                                Unaudited
                                                           Three Months Ended
                                                             March 31, 1999

                                                 Previously Reported          As Restated
                                                 -------------------          -----------
Total revenue                                              $  13,880              $  15,066
Loss from operations                                          (9,144)                (7,615)
Net loss                                                      (8,239)                (6,710)
Earnings per share: Basic                                      (0.29)                 (0.23)
Earnings per share: Diluted                                    (0.29)                 (0.23)
Total Assets                                               $ 130,114              $ 132,199

                                PEGASYSTEMS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 11, 1999, the Company announced the restatement of its financial statements for the year ended December 31, 1998 and the unaudited three-month period ended March 31, 1999. As part of the Company's closing for the three-month period ended June 30, 1999, the Company discovered errors in the previously released results of operations for the three-month periods ended December 31, 1998 and March 31, 1999. The errors, which were caused by incorrectly bookkeeping certain credit memos and cash receipts related to previously reversed or deferred revenue, resulted in an understatement of service revenue and an overstatement of costs for each of the periods. Additionally, the Company noted an error in its allocation of operating expenses for the unaudited three-month period ended March 31, 1999.

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


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUE

Total revenue for the 1999 Three Month Period increased 5.9% to $15.1 million from $14.2 million for the 1998 Three Month Period. This increase was due to an increase in services revenue partially offset by a decrease in software license revenue.



Software license revenue for the 1999 Three Month Period decreased 26.7% to $6.0 million from $8.2 million for the 1998 Three Month Period. This decrease was primarily attributable to no software license acceptances by new customers and fewer software license agreement renewals and extensions by existing customers during the 1999 Three Month Period.



Services revenue for the 1999 Three Month Period increased 50.1% to $9.0 million from $6.0 million for the 1998 Three Month Period. This increase in services revenue was primarily attributable to additional consulting services provided to existing customers, and to a lesser extent, increased maintenance revenue from a larger installed product base. Due to the Company's ability to enter into larger dollar software license transactions, the size of services revenue transactions has increased.



COST OF REVENUE

Cost of software license revenue for the 1999 Three Month Period increased to $0.6 million from $0.1 million for the 1998 Three Month Period. As a percentage of software license revenue, cost of software license increased to 9.7% for the 1999 Three Month Period from 1.8% for the 1998 Three Month Period. This increase was due to amortization costs of $0.1 million associated with a stock purchase warrant issued by the Company in June, 1997, and amortization costs of $0.5 million associated with the Company's acquisition of First Data Resources Corporation's ("FDR") ESP software product, previously recorded as research and development expense. These costs are being amortized through December 31, 2002.



Cost of services for the 1999 Three Month Period increased 102.5% to $8.3 million from $4.1 million for the 1998 Three Month Period. This increase was due to costs associated with increased staffing in the Company's Client Services and Software Services groups worldwide. Cost of services as a percentage of services revenue increased to 91.4% for the 1999 Three Month Period from 67.8% for the 1998 Three Month Period. This gross margin reduction was due to decreased productivity of the Company's Consulting Services and Software Services groups, to the inability to invoice customers for certain services, and to a lower amount of incoming business than previously planned.

OPERATING EXPENSES

Research and development expenses for the 1999 Three Month Period decreased 7.7% to $4.8 million from $5.2 million for the 1998 Three Month Period. As a percentage of total revenue, research and development expenses decreased to 31.9% for the 1999 Three Month Period from 36.6% for the 1998 Three Month Period. These decreases were primarily due to a transfer of certain of the research and development staff to the Company's Client Services Group early in the 1999 Three-Month period. During the 1998 Three Month Period, the Company had recorded approximately $0.4 million of software amortization costs associated with the Company's acquisition of FDR's ESP software product in research and development expenses. During the second half of 1998, the Company had its first sale of software which included components of the ESP software product. Consistent with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, - "Accounting for Computer Software to Be Sold, Leased or Otherwise Marketed" the Company recorded these amortization costs in cost of software license during the 1999 Three Month Period.



Selling and marketing expenses for the 1999 Three Month Period decreased 1.2% to $5.2 million from $5.3 million for the 1998 Three Month Period. As a percentage of total revenue, selling and marketing expenses decreased to 34.7% for the 1999 Three Month Period from 37.1% for the 1998 Three Month Period. These decreases were mainly due to a refinement in the Company's method of classifying costs and expenses, a reduction of incoming business and expense management efforts. The Company recorded Client Services and Software
Services costs associated with services revenue in cost of services revenue during the 1999 Three Month Period and in sales and marketing expense in the 1998 Three Month Period.



General and administrative expenses for the 1999 Three Month Period increased 203.5% to $3.8 million from $1.2 million for the 1998 Three Month Period. General and administrative expenses increased as a percentage of total revenue to 25.2% for the 1999 Three Month Period from 8.8% for the 1998
Three Month Period primarily due to increased bad debt expenses and professional fees. Bad debt expenses were incurred in order to replenish the Company's accounts receivable allowance for doubtful accounts. Increased professional fees were incurred as a result of additional legal and accounting costs associated with ongoing class action litigation.

LICENSE INTEREST INCOME

License interest income, which is the portion of all license fees due and received under software license agreements that was not recognized upon product acceptance or license renewal, increased 50.8% to $0.8 million for the 1999 Three Month Period from $0.5 million for the 1998 Three Month Period due to the increase in Company's installed customer base.

PROVISION FOR INCOME TAXES

As of March 31, 1999, the Company has net operating loss and tax credit carryforwards available to offset future taxable income, if any. The Company has provided a full valuation allowance against these deferred tax assets as their realizability is uncertain. The tax benefit for federal, state and foreign taxes was $0.2 million for the 1998 Three Month Period and the effective tax rate was 38.0% for the 1998 Three Month Period.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations primarily through cash flow from operations, bank borrowings and proceeds from the Company's public stock offerings.

At March 31, 1999, the Company had cash and cash equivalents of approximately $26.0 million and working capital of approximately $24.8 million. The Company's approach of charging license fees payable in installments over the term of its license has historically deferred the receipt of cash, and prior to its initial public offering, limited the availability of working capital.



Net cash provided by operating activities for the 1999 Three Month Period was $2.4 million, as compared to $2.6 million for the 1998 Three Month Period. This was primarily due to a decrease in accounts receivable and prepaid expenses and other current assets, partially offset by the operating loss, net of non-cash items.



Net cash used in investing activities was approximately $1.2 million during the 1999 Three Month Period, as compared to $1.1 million for the 1998 Three Month Period. This increase was due to the purchase of property and equipment, consisting mainly of computer hardware and software and furniture and fixtures to support the expansion of certain facilities.


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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q/A may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements involve various risks and uncertainties which could cause the Company's actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties include the effect of losses from prior periods, liquidity issues, pending litigation and regulatory proceedings, recent adverse publicity, seasonal variation of the Company's operations and fluctuations in the Company's quarterly results, rapid technological change involving the Company's products and those of competitors, delays in product development and implementation, the technological compatibility of the Company's products with its customers' systems, the Company's dependence on customers in the financial services market, intense competition in the markets for the Company's products, risk of non-renewal by current customers, management of the Company's growth, and other risks and uncertainties. Further information regarding those factors which could cause the Company's actual results to differ materially from any forward-looking statements contained herein is provided below.

                                PEGASYSTEMS INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

Information concerning legal proceedings is discussed in Note F of the Notes to Consolidated Financial Statements, and is incorporated herein and made a part hereof.

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



                                         PEGASYSTEMS INC.



Date: August 12, 1999                    /s/ James P. O'Halloran
                                         ----------------------------------
                                         James P. O'Halloran
                                         Senior Vice President,
                                         Chief Financial Officer, Treasurer,
                                         Clerk and Director