Form 10-Q
period 1999-06-30
PEGASYSTEMS INC
filed 1999-08-13
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM       TO
                                                  -------  ------

                         Commission File Number: 1-11859

                                PEGASYSTEMS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MASSACHUSETTS                                    04-2787865
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION )

      101 MAIN STREET
        CAMBRIDGE, MA                                   02142-1590
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

                                                   Yes    X   No
                                                      --------  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


There were 28,788,994 shares of the Registrant's common stock, $.01 par value per share, outstanding on June 30, 1999.

                        PEGASYSTEMS INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



 PART I - FINANCIAL INFORMATION

                                                                                                      PAGE
 Item 1.  Financial Statements

           Consolidated Balance Sheets at June 30, 1999
           and December 31, 1998                                                                         3

           Consolidated Statements of Operations for the three and six
           month periods ended June 30, 1999 and June 30, 1998                                           4

           Consolidated Statements of Cash Flows for the six
           month periods ended June 30, 1999 and June 30, 1998                                           5

           Notes to Consolidated Financial Statements                                                    6

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                           9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    15

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                             15

 Item 2.  Changes in Securities and Use of Proceeds                                                     15

 Item 3.  Defaults upon Senior Securities                                                               15

 Item 4.  Submission of Matters to a Vote of Security Holders                                           15

 Item 5.  Other Information                                                                             15

 Item 6.  Exhibits and Reports on Form 8-K                                                              15


 SIGNATURES                                                                                             16

                                PEGASYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)

                                                              June 30,           December 31,
                                                               1999                  1998
                                                              -------              -------
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 30,425              $ 24,806
    Trade and installment accounts receivable,  net of
    allowance for doubtful accounts of $3,791 in 1999
    and $2,753 in 1998                                         27,482                43,478
   Prepaid expenses and other current assets                    1,718                 2,427
                                                             --------              --------
       Total current assets                                    59,625                70,711
                                                             --------              --------
   Long-term license installments, net                         50,179                49,000
   Equipment and improvements, net                              9,185                10,044
   Purchased software and other assets, net                     8,543                 9,505
                                                             --------              --------
         Total assets                                        $127,532              $139,260
                                                             --------              --------
                                                             --------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                     $ 15,484              $ 14,842
   Deferred revenue                                            14,165                21,424
   Current portion of capital lease obligations                   107                   123
                                                             --------              --------
       Total current liabilities                               29,756                36,389

Commitments and contingencies (Note E)
Deferred income taxes                                             750                   750
Capital lease obligations, net of current portion                 168                   202

Stockholders' Equity:
   Preferred  stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                  --                    --
   Common stock, $.01 par value, 45,000,000 shares
     authorized;
     28,788,994 shares and 28,683,100 shares issued and
     outstanding in 1999 and 1998, respectively                   288                   287
   Additional paid-in capital                                  88,106                87,757
   Deferred compensation                                          (26)                  (36)
   Stock warrant                                                2,897                 2,897
   Retained earnings                                            5,804                11,489
   Cumulative foreign currency translation adjustment            (211)                 (475)
                                                             --------              --------
       Total stockholders' equity                              96,858               101,919
                                                             --------              --------

         Total liabilities and stockholders' equity          $127,532              $139,260
                                                             --------              --------
                                                             --------              --------


       The accompanying notes are an integral part of these consolidated financial statements.

                                PEGASYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                            1999       1998           1999       1998
                                                           -------    -------        -------    -------
REVENUE:
   Software license                                        $ 9,125    $ 9,956        $15,145    $18,165
   Services                                                 12,222      8,201         21,267     14,226
                                                           -------    -------        -------    -------
     Total revenue                                          21,347     18,157         36,412     32,391
                                                           -------    -------        -------    -------
COST OF REVENUE:
   Cost of software license                                    586        735          1,171        881
   Cost of services                                          7,118      5,445         15,389      9,529
                                                           -------    -------        -------    -------
     Total cost of revenue                                   7,704      6,180         16,560     10,410
                                                           -------    -------        -------    -------
GROSS PROFIT                                                13,643     11,977         19,852     21,981

OPERATING EXPENSES:
   Research and development                                  4,548      5,310          9,359     10,521
   Selling and marketing                                     5,047      5,825         10,269     11,112
   General and administrative                                4,246      1,237          8,036      2,486
                                                           -------    -------        -------    -------
     Total operating expenses                               13,841     12,372         27,664     24,119
                                                           -------    -------        -------    -------

LOSS FROM OPERATIONS                                          (198)      (395)        (7,812)    (2,138)

License interest income                                        837        604          1,665      1,153
Other interest income                                          162        598            327      1,227
Other income                                                   224         --            135         --
                                                           -------    -------        -------    -------
INCOME (LOSS) BEFORE PROVISION  FOR                          1,025        807         (5,685)       242
   INCOME TAXES
Provision for income taxes                                      --        307             --         92
                                                           -------    -------        -------    -------
NET INCOME (LOSS)                                          $ 1,025    $   500        ($5,685)   $   150
                                                           -------    -------        -------    -------
EARNINGS (LOSS) PER SHARE:
  Basic                                                    $  0.04    $  0.02         ($0.20)   $  0.01
                                                           -------    -------        -------    -------
  Diluted                                                  $  0.03    $  0.02         ($0.20)   $  0.01
                                                           -------    -------        -------    -------

WEIGHTED  AVERAGE  NUMBER  OF  COMMON  AND  COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Basic                                                     28,752     28,573         28,732     28,560
                                                           -------    -------        -------    -------
  Diluted                                                   30,291     30,781         28,732     30,463
                                                           -------    -------        -------    -------



       The accompanying notes are an integral part of these consolidated financial statements.

                                PEGASYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                          1999        1998
                                                                                        --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                   ($5,685)  $    150
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Provision from deferred income taxes                                                 --        262
         Depreciation and amortization                                                     3,378      2,646
         Provision for doubtful accounts                                                   1,429        300
         Issuance of compensatory stock options                                               21         --
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable                                      13,388    (21,736)
           Prepaid expenses and other current assets                                         709       (607)
           Accounts payable and accrued expenses                                             642      3,861
           Deferred Revenue                                                               (7,259)     9,511
                                                                                        --------    -------
              Net cash provided by (used in) operating activities                          6,623     (5,613)
                                                                                        --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and improvements                                               (1,340)    (2,764)
     Purchased software and other assets                                                    (207)        --
                                                                                        --------    -------
              Net cash used in investing activities                                       (1,547)    (2,764)
                                                                                        --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital lease obligation                                                    (50)        --
     Exercise of stock options                                                               329        293
                                                                                        --------    -------
              Net cash provided by financing activities                                      279        293
                                                                                        --------    -------

Effect of exchange rate on cash and cash equivalents                                         264        (23)
                                                                                        --------    -------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                          5,619     (8,107)
                                                                                        --------    -------

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                         24,806     52,005
                                                                                        --------    -------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                             $ 30,425    $43,898
                                                                                        --------    -------
                                                                                        --------    -------


       The accompanying notes are an integral part of these consolidated financial statements.

                                PEGASYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, and the Company's 1998 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

NOTE B - EARNINGS (LOSS) PER SHARE

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


(in thousands, except per share data)                 Three Months Ended        Six Months Ended
                                                            June 30,                June 30,
                                                        1999      1998          1999        1998
                                                       -------   -------      -------      ------
Basic
Net income (loss)                                      $ 1,025   $  500       ($5,685)     $   150
                                                       -------   -------      -------      -------
                                                       -------   -------      -------      -------
Weighted average common shares outstanding              28,752    28,573       28,732       28,560
                                                       -------   -------      -------      -------
                                                       -------   -------      -------      -------
Basic earnings (loss) per share                        $  0.04   $  0.02       ($0.20)     $  0.01
                                                       -------   -------      -------      -------
                                                       -------   -------      -------      -------
Diluted
Net income (loss)                                      $ 1,025   $   500      ($5,685)     $   150
                                                       -------   -------      -------      -------
                                                       -------   -------      -------      -------
Weighted average common shares outstanding              28,752    28,573       28,732       28,560
Effect of:
       Assumed exercise of stock options                 1,539     2,208           --        1,903
                                                       -------   -------      -------      -------
 Weighted average common shares outstanding,
       Assuming dilution                                30,291    30,781       28,732       30,463
                                                       -------   -------      -------      -------
                                                       -------   -------      -------      -------
 Diluted earnings (loss) per share                     $  0.03   $  0.02       ($0.20)     $  0.01
                                                       -------   -------      -------      -------
                                                       -------   -------      -------      -------


For the three-month periods ended June 30, 1999 and 1998, 3,778,686 and 295,970 options and warrants, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive. For the six-month periods ended June 30, 1999 and 1998, 4,141,343 and 577,025 options and warrants, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

NOTE C - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:


                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30
(IN THOUSANDS)                               1999     1998       1999        1998
                                            ------   ------     -------     ------
Net income  (loss)                          $1,025    $500      ($5,685)     $150
                                            ------   ------     -------     ------
Foreign currency translation
   adjustments, net of income
   taxes                                       200     (32)         264       (14)
                                            ------   ------     -------     ------
Comprehensive loss                          $1,225    $468      ($5,421)     $136
                                            ------   ------     -------     ------
                                            ------   ------     -------     ------

NOTE D- SEGMENT REPORTING

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

NOTE E - COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

CHELVERUS CASE: In November 1997 and January 1998, complaints purporting to be class actions were filed with the United States District Court for the District of Massachusetts (the "Court") alleging that the Company and several of its officers violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and Section 20(a) of the Exchange Act. A third complaint was filed in April 1998 but has been voluntarily dismissed without prejudice. In December 1998, the plaintiffs in the remaining class actions filed their First Amended Consolidated Complaint (the "Amended Complaint") which names the Company, the Company's President (Alan Trefler) and a former officer and director (Ira Vishner), as defendants. The Amended Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Amended Complaint seeks certification of a class of persons who purchased the Company's Common Stock between July 2, 1997 and October 29, 1997, and does not specify the amount of damages sought. The court has denied the defendants' motion to dismiss the Amended Complaint. Discovery has recently commenced. The matter is in a very preliminary stage of litigation, and the Company gives no assurance as to its eventual outcome. The Company intends to defend this matter vigorously.

GELFER CASE: In December 1998, a complaint also purporting to be a class action was filed with the Court after the Company's announcement on November 24, 1998 that it might be recording revenue adjustments to prior periods. In April 1999, the plaintiffs filed their First Amended Class Action Complaint ("Gelfer Complaint") in that action. The Gelfer Complaint alleges that the Company, Mr. Trefler and Mr. Vishner violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated by the Commission thereunder, and that the individuals also violated Section 20(a) of the Exchange Act. The Gelfer Complaint is filed on behalf of a purported class of persons who purchased the Company's common stock between April 2, 1998 through November 24, 1998 and does not specify the amount of damages sought. The defendants have filed a motion to dismiss, which is pending, however. The matter is in a very preliminary stage of litigation, and the Company gives no assurance as to its eventual outcome.

FORMAL ORDER OF PRIVATE INVESTIGATION: In May, 1999, the Boston office of the Securities and Exchange Commission issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, which concerns past accounting matters, financial reports, other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company has been cooperating fully with the Commission. The investigation is confidential and ongoing.

                                PEGASYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

REVENUE

Total revenue for the three-month period ended June 30, 1999 (the "1999 Three Month Period") increased 17.6% to $21.3 million from $18.2 million for the three-month period ended June 30, 1998 (the "1998 Three Month Period"). Total revenue for the six-month period ended June 30, 1999 (the "1999 Six Month Period") increased 12.4% to $36.4 million from $32.4 million for the six-month period ended June 30, 1998 (the "1998 Six Month Period"). These increases were due to an increase in services revenue partially offset by a decrease in software license revenue.

Software license revenue for the 1999 Three Month Period decreased 8.3% to $9.1 million from $10.0 million for the 1998 Three Month Period. Software license revenue for the 1999 Six Month Period decreased 16.6% to $15.1 million from $18.2 million for the 1998 Six Month Period. The decrease in software license revenue is due to prospect hesitance to expend resources due to their own concern regarding the "Year 2000" problem, prospect hesitance in transacting business with the Company in late 1998 and early 1999 while the Company was late in its SEC filings, turnover in the Company's sales force and the allocation of software license revenue to services revenue as required by Statement of Position 97-2, "Software Revenue Recognition," as issued by the American Institute of Certified Public Accountants, ("SOP 97-2").

Services revenue for the 1999 Three Month Period increased 49.0% to $12.2 million from $8.2 million for the 1998 Three Month Period. Services revenue for the 1999 Six Month Period increased 49.5% to $21.3 million from $14.2 million for the 1998 Six Month Period. These increases in services revenue were primarily attributable to additional consulting services provided to existing customers and the completion of projects which had previously been deferred and the allocation of software license revenue to services revenue as required by SOP 97-2.

COST OF REVENUE

Cost of software license revenue for both the 1999 and 1998 Three and Six Month Periods remained constant.

Cost of services for the 1999 Three Month Period increased 30.7% to $7.1 million from $5.4 million for the 1998 Three Month Period. Cost of services for the 1999 Six Month Period increased 61.5% to $15.4 million from $9.5 million for the 1998 Six Month Period. These increases were due to costs associated with increased staffing in the Company's Client Services and Software Services groups worldwide. Cost of services as a percentage of services revenue decreased to 58.2% for the 1999 Three Month Period from 66.4% for the 1998 Three Month Period. This increase in gross margin was primarily due to the recognition of previously deferred services revenue and the allocation of software license revenue to services revenue as required by SOP 97-2, both with no current period cost. Cost of services as a percentage of services revenue increased to 72.4% for the 1999 Six Month Period from 67.0% for the 1998 Six Month Period. This decrease in gross margin was due to the Company incurring unrecoverable costs on contracts where fixed fees were exceeded and the services revenue was deferred, partially offset by the allocation of software license revenue to services revenue as required by SOP 97-2, with no current period cost.

OPERATING EXPENSES

Research and development expenses for the 1999 Three Month Period decreased 14.4% to $4.5 million from $5.3 million for the 1998 Three Month Period. Research and development expenses for the 1999 Six Month Period decreased 11.0% to $9.4 million from $10.5 million for the 1998 Six Month Period. As a percentage of total revenue, research and development expenses decreased to 21.3% for the 1999 Three Month Period from 29.2% for the 1998 Three Month Period. As a percentage of total revenue, research and development expenses decreased to 25.7% for the 1999 Six Month Period from 32.5% for the 1998 Six Month Period. These decreases were primarily due to a transfer of certain of the research and development staff to the Company's Client Services Group early in the 1999 Six Month period. During the 1998 Three and Six Month Periods, the Company had recorded approximately $0.5 and $0.9 million, respectively, of software amortization costs associated with the Company's acquisition of FDR's ESP software product in research and development expenses. During the second half of 1998 the Company had its first sale of software which included components of the ESP software product. Consistent with Financial Accounting Standards Board ("FASB") No. 86 - "Accounting for Computer Software to Be Sold, Leased of Otherwise Marketed" the Company recorded these amortization costs in cost of software license during the 1999 Three Month and Six Month periods.

Selling and marketing expenses for the 1999 Three Month Period decreased 13.4% to $5.0 million from $5.8 million for the 1998 Three Month Period. Selling and marketing expenses for the 1999 Six Month Period decreased 7.6% to $10.3 million from $11.1 million for the 1998 Six Month Period. As a percentage of total revenue, selling and marketing expenses decreased to 23.6% for the 1999 Three Month Period from 32.1% for the 1998 Three Month Period. As a percentage of total revenue, selling and marketing expenses decreased to 28.2% for the 1999 Six Month Period from 34.3% for the 1998 Six Month Period. These decreases were due primarily to a reduction in the Company's sales force and a reduction in expenses relating to advertising and trade shows.

General and administrative expenses for the 1999 Three Month Period increased 243.2% to $4.2 million from $1.2 million for the 1998 Three Month Period. General and administrative expenses for the 1999 Six Month Period increased 223.3% to $8.0 million from $2.5 million for the 1998 Six Month Period. As a percentage of total revenue, general and administrative expenses increased to 19.9% for the 1999 Three Month Period from 6.8% for the 1998 Three Month Period.

As a percentage of total revenue, general and administrative expenses increased to 22.1% for the 1999 Six Month Period from 7.7% for the 1998 Six Month Period. These increases were primarily due to increased bad debt expenses to recognize potentially uncollectable accounts, professional fees, and higher staffing costs in the Company's General and Administrative Group. Increased professional fees were incurred as a result of additional legal and accounting costs associated with ongoing class action litigation and prior period restatements.

LICENSE INTEREST INCOME

License interest income, which is the portion of all license fees due and received under software license agreements that was not recognized upon product acceptance or license renewal, increased to $0.8 million for the 1999 Three Month Period from $0.6 million for the 1998 Three Month Period. License interest income increased to $1.7 for the 1999 Six Month Period from $1.2 million for the 1998 Six Month Period. These changes were primarily due to the increase in Company's installed customer base.

PROVISION FOR INCOME TAXES

As of June 30, 1999, the Company has net operating loss and tax credit carryforwards available to offset future taxable income, if any. The Company has provided a full valuation allowance against these deferred tax assets as their realizability is uncertain. As a result, the Company has not provided a tax benefit for the net loss incurred during the six-month period ended June 30, 1999. The tax provision for federal, state and foreign taxes was $0.3 million for the 1998 Three Month Period and $0.1 million for the 1998 Six Month Period. The effective tax rate remained constant at 38.0% for the 1998 Three and Six Month Periods.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations primarily through cash flow from operations and bank borrowings and proceeds from the Company's public stock offerings.

At June 30, 1999, the Company has cash and cash equivalents of approximately $30.4 million and working capital of approximately $29.9 million. The Company's approach of charging license fees payable in installments over the term of its license has historically deferred the receipt of cash and limits the availability of working capital.

Net cash provided by operating activities for the 1999 Six Month Period was $6.6 million, as compared to $5.6 million of net cash used for the 1998 Six Month Period. This increase in cash was primarily due to a decrease in accounts receivable, and prepaid expenses and other current assets, partially offset by the operating loss, net of non-cash items.

Net cash used in investing activities was approximately $1.5 million during the 1999 Six Month Period, as compared to $2.8 million for the 1998 Six Month Period. This decrease in cash used was mainly due to fewer purchases of property and equipment, consisting mainly of computer hardware and software, and furniture and fixtures.

Net cash provided by financing activities was $0.3 million for both the 1999 and 1998 Six Month Periods, and consisted of amounts received from the exercise of stock options, partially offset by payments on the Company's capital lease obligation.

In addition to cash used for investing activities, the Company has operating leases for office space, furniture and equipment. At June 30, 1999, the Company's commitments under non-cancelable operating leases for office space with terms in excess of one year totaled $2.1 million, $4.2 million, $4.2 million, $4.2 million, $2.1 million, and $1.3 million for 1999, 2000, 2001, 2002, 2003, and thereafter. The Company's total payments under such leases was $2.0 million for the 1999 Six Month Period.

The Company's $5.0 million revolving bank credit line terminated on June 30, 1999. At that date the Company had no outstanding borrowings.

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

The Company has adopted standard industry practices to prepare for the effect of the upcoming date change on internal data and information technology systems (such as communications, development, accounting, billing, and other systems). The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. Pegasystems has completed its preliminary Year 2000 readiness preparations with respect to core business systems. Secondary and tertiary systems are now being evaluated for Y2K readiness. It is expected that this process will be complete by November, 1999.

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

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

Information concerning legal proceedings is discussed in Note E of the Notes to Consolidated Financial Statements, and is incorporated herein and made a part hereof.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders was held on June 21, 1999. The following matters were voted upon:

      (1) Edward B. Roberts was re-elected to serve as a Director of the Company to hold office until the 2002 Annual Meeting of the Stockholders and until his successor is duly elected and qualified. The following Directors' respective terms of office continued after the annual meeting: Edward A. Maybury, Leonard A. Schlesinger and Alan Trefler. Mr. Roberts was elected with 28,090,088 votes for and 113,803 votes withheld.
      (2) The stockholders ratified the appointment by the Board of Directors of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending December 31, 1999, with 28,170,356 votes for, 29,630 votes against and 3,905 votes abstained.
      (3) The stockholders approved the amendment to the Amended and Restated 1994 Long-Term Incentive Plan increasing the number of shares reserved for issuance from 7,500,000 to 9,500,000 with 21,983,959 votes for, 2,227,863 votes against, 42,825 votes abstained and 3,949,244 broker non-votes.

Item 5.  Other Information

On May 19, 1999, the Company and Ira Vishner, the Company's former Vice President of Corporate Services, Treasurer, and Director, signed a Separation Agreement, setting forth terms relative to the conclusion of his employment with the Company. A copy of the Separation Agreement is attached as Exhibit
10.1 to this Report.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
10.1 Separation Agreement and Release between Pegasystems Inc. and Ira Vishner dated May 19, 1999

27.1      Financial Data Schedule

                                PEGASYSTEMS INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PEGASYSTEMS INC.



Date:  August 12, 1999                   /s/  James P. O'Halloran
                                         ------------------------------
                                         James P. O'Halloran
                                         Senior Vice President, Chief
                                         Financial Officer, Treasurer,
                                         Clerk and Director