Form 10-Q
period 1999-09-30
PEGASYSTEMS INC
filed 1999-11-12
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

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


There were 28,896,883 shares of the Registrant's common stock, $.01 par value per share, outstanding on November 9, 1999.

                        PEGASYSTEMS INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


 PART I - FINANCIAL INFORMATION


                                                                                                      Page
                                                                                                      -----

 Item 1.  Financial Statements

           Consolidated Balance Sheets at September 30, 1999
           and December 31, 1998                                                                         3

           Consolidated Statements of Operations for the three and nine
           month periods ended September 30, 1999 and September 30, 1998                                 4

           Consolidated Statements of Cash Flows for the nine
           month periods ended September 30, 1999 and September 30, 1998                                 5

           Notes to Consolidated Financial Statements                                                    6

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                           9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    19

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                             19

 Item 2.  Changes in Securities and Use of Proceeds                                                     19

 Item 3.  Defaults upon Senior Securities                                                               19

 Item 4.  Submission of Matters to a Vote of Security Holders                                           19

 Item 5.  Other Information                                                                             19

 Item 6.  Exhibits and Reports on Form 8-K                                                              19


 SIGNATURES                                                                                             20


FORM 10-Q                                                          PAGE 3 OF 20




                                PEGASYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)


                                                                                  September 30,         December 31,
                                                                                       1999                 1998
                                                                                --------------------  -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $28,405              $24,806
    Trade and installment accounts receivable,  net of
    allowance for doubtful  accounts of $3,811 in 1999
    and $2,753 in 1998                                                                       26,971               43,478
   Prepaid expenses and other current assets                                                  2,340                2,427
                                                                                --------------------  -------------------
       Total current assets                                                                  57,716               70,711

   Long-term license installments, net                                                       47,957               49,000
   Equipment and improvements, net                                                            8,443               10,044
   Purchased software and other assets, net                                                   7,973                9,505
                                                                                --------------------  -------------------
         Total assets                                                                      $122,089             $139,260
                                                                                ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                    $13,401              $14,842
   Deferred revenue                                                                           7,668               21,424
   Current portion of capital lease obligations                                                 108                  123
                                                                                --------------------  -------------------
       Total current liabilities                                                             21,177               36,389

Commitments and contingencies (Note E)
Deferred income taxes                                                                           750                  750
Capital lease obligations, net of current portion                                               140                  202
Other long-term liabilities                                                                     127                   --

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                                                --                   --
   Common stock, $.01 par value, 45,000,000 shares authorized;
     28,897,107 shares and 28,683,100 shares issued and
     outstanding in 1999 and 1998, respectively                                                 289                  287
   Additional paid-in capital                                                                88,677               87,757
   Deferred compensation                                                                        (22)                 (36)
   Stock warrant                                                                              2,897                2,897
   Retained earnings                                                                          8,248               11,489
   Cumulative foreign currency translation adjustment                                          (194)                (475)
                                                                                --------------------  -------------------
       Total stockholders' equity                                                            99,895              101,919
                                                                                --------------------  -------------------
         Total liabilities and stockholders' equity                                        $122,089             $139,260
                                                                                ====================  ===================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

FORM 10-Q                                                          PAGE 4 OF 20


                                PEGASYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                          1999               1998              1999               1998
                                                     --------------    -----------------  ---------------  -------------------

REVENUE:
   Software license                                         $6,274              $ 9,059          $21,419             $ 27,224
   Services                                                 14,235                8,572           35,502               22,799
                                                     --------------    -----------------  ---------------  -------------------
     Total revenue                                          20,509               17,631           56,921               50,023
                                                     --------------    -----------------  ---------------  -------------------

COST OF REVENUE:
   Cost of software license                                    586                  116            1,757                  997
   Cost of services                                          7,129                6,465           23,769               15,995
                                                     --------------    -----------------  ---------------  -------------------
     Total cost of revenue                                   7,715                6,581           25,526               16,992
                                                     --------------    -----------------  ---------------  -------------------

GROSS PROFIT                                                12,794               11,050           31,395               33,031

OPERATING EXPENSES:
   Research and development                                  5,134                6,335           15,364               16,856
   Selling and marketing                                     3,932                6,268           14,851               17,380
   General and administrative                                2,804                1,829            8,068                4,315
                                                     --------------    -----------------  ---------------  -------------------
     Total operating expenses                               11,870               14,432           38,283               38,551
                                                     --------------    -----------------  ---------------  -------------------

INCOME (LOSS) FROM OPERATIONS                                  924               (3,382)          (6,888)              (5,520)

License interest income                                        900                  704            2,565                1,857
Other interest income                                          274                  718              601                1,945
Other income                                                   346                   --              481                   --
                                                     --------------    -----------------  ---------------  -------------------
INCOME (LOSS) BEFORE BENEFIT  FOR                            2,444               (1,960)          (3,241)              (1,718)
   INCOME TAXES
Benefit for income taxes                                        --                 (745)              --                 (653)
                                                     --------------    -----------------  ---------------  -------------------
NET INCOME (LOSS)                                           $2,444              ($1,215)         ($3,241)             ($1,065)
                                                     ==============    =================  ===============  ===================


EARNINGS (LOSS) PER SHARE:
  Basic                                                      $0.08               ($0.04)          ($0.11)               ($0.04)
                                                     ==============    =================  ===============  ===================
  Diluted                                                    $0.08               ($0.04)          ($0.11)               ($0.04)
                                                     ==============    =================  ===============  ===================

WEIGHTED  AVERAGE  NUMBER  OF  COMMON  AND  COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Basic                                                     28,861               28,628           28,858               28,576
                                                     ==============    =================  ===============  ===================
  Diluted                                                   31,043               28,628           28,858               28,576
                                                     ==============    =================  ===============  ===================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

FORM 10-Q                                                          PAGE 5 OF 20

                                PEGASYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        1999                 1998
                                                                                   --------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                             ($3,241)              ($1,065)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Benefit from deferred income taxes                                                    --                  (494)
         Depreciation and amortization                                                      5,161                 4,169
         Provision for doubtful accounts                                                    2,060                  (373)
         Issuance of compensatory stock options                                                85                    --
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable                                       15,490               (36,322)
           Prepaid expenses and other current assets                                           87                  (674)
           Accounts payable and accrued expenses                                           (1,441)                4,862
           Deferred Revenue                                                               (13,756)               16,767
           Other long term liabilities                                                        127                    --
                                                                                   --------------      ----------------
              Net cash provided by (used in) operating activities                           4,572               (13,130)
                                                                                   --------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and improvements                                                (1,792)               (5,996)
     Purchased software and other assets                                                     (222)                   --
                                                                                   --------------      ----------------
              Net cash used in investing activities                                        (2,014)               (5,996)
                                                                                   --------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital lease obligation                                                     (77)                   --
     Exercise of stock options                                                                423                   421
     Sale of stock under employee stock purchase plan                                         414                    --
                                                                                   --------------      ----------------
              Net cash provided by financing activities                                       760                   421
                                                                                   --------------      ----------------

Effect of exchange rate on cash and cash equivalents                                          281                   (69)
                                                                                   --------------      ----------------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                           3,599               (18,774)
                                                                                   --------------      ----------------

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                          24,806                52,005
                                                                                   --------------      ----------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                               $28,405              $ 33,231
                                                                                   ==============      ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

FORM 10-Q                                                          PAGE 6 OF 20

                                PEGASYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, and the Company's 1998 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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


(in thousands, except per share data)                      Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                          1999            1998            1999              1998
                                                       -----------     -----------    -------------      ------------

Basic :
Net income (loss)                                          $2,444         ($1,215)         ($3,241)          ($1,065)
                                                       ===========     ===========    =============      ============

Weighted average common shares outstanding                 28,861          28,628           28,858            28,576
                                                       ===========     ===========    =============      ============

 Basic earnings (loss) per share                            $0.08          ($0.04)          ($0.11)           ($0.04)
                                                       ===========     ===========    =============      ============

 Diluted :
 Net income (loss)                                         $2,444         ($1,215)         ($3,241)          ($1,065)
                                                       ===========     ===========    =============      ============

 Weighted average common shares outstanding                28,861          28,628           28,858            28,576
  Effect of :
       Assumed exercise of stock options                    2,182              --               --                --
                                                       -----------     -----------    -------------      ------------

 Weighted average common shares outstanding,
       assuming dilution                                   31,043          28,628           28,858            28,576
                                                       ===========     ===========    =============      ============

 Diluted earnings (loss) per share                          $0.08          ($0.04)          ($0.11)           ($0.04)
                                                       ===========     ===========    =============      ============


FORM 10-Q                                                          PAGE 7 OF 20

For the three-month periods ended September 30, 1999 and 1998, 823,626 and 382,376 options and warrants, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive. For the nine-month periods ended September 30, 1999 and 1998, 3,874,863 and 605,283 options and warrants, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

NOTE C - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:


                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
(IN THOUSANDS)                                 1999              1998               1999              1998
                                           --------------    --------------      -----------    ------------------
Net income  (loss)                               $2,444          ($1,215)          ($3,241)            ($1,065)
                                           --------------    --------------      -----------    ------------------
Foreign currency translation adjustments,
net of income taxes                                  17               29               281                  43
                                           --------------    --------------      -----------    ------------------
Comprehensive income (loss)                      $2,461         $ (1,186)          ($2,960)           $ (1,022)
                                           ==============    ==============      ===========    ==================


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


NOTE E - COMMITMENTS AND CONTINGENCIES

COMPANY LITIGATION

CHALVERUS Case: In November 1997 and January 1998, complaints purporting to be class actions were filed with the United States District Court for the District of Massachusetts (the "Court") alleging that the Company and several of its officers violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and Section 20(a) of the Exchange Act. A third complaint was filed in April 1998 but has been voluntarily dismissed without prejudice. In December 1998, the plaintiffs in the remaining class actions filed their First Amended Consolidated Complaint (the "Amended Complaint") which names the Company, the Company's former President and a former officer and director, among the defendants. The Amended Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Amended Complaint seeks certification of a class of persons who purchased the Company's Common Stock between July 2, 1997 and October 29, 1997, and does not specify the amount of damages sought. The court has denied the defendants' motion to dismiss the Amended Complaint. Discovery has recently commenced.

FORM 10-Q                                                          PAGE 8 OF 20


The matter is in a very preliminary stage of litigation, and the Company gives no assurance as to its eventual outcome. The Company intends to defend this matter vigorously.

GELFER CASE:

In December 1998, a complaint also purporting to be a class action was filed with the Court after the Company's announcement on November 24, 1998 that it may be recording revenue adjustments to prior periods. In April 1999, the plaintiffs filed their First Amended Class Action Complaint ("Gelfer Complaint") in that action. The Gelfer Complaint is filed against the Company, its former President, and a former officer and director and alleges violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated by the Commission thereunder. The Complaint is filed on behalf of a purported class of persons who purchased the Company's common stock between April 2, 1998 through November 24, 1998 and does not specify the amount of damages sought. The defendants have filed a motion to dismiss, which is pending. The matter is in a very preliminary stage of litigation, and the Company gives no assurance as to its eventual outcome.

FORMAL ORDER OF PRIVATE INVESTIGATION

In May 1999, the Boston office of the Securities and Exchange Commission ("SEC") issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, which concerns past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company has been cooperating fully with the Commission. The investigation is confidential and ongoing.

FORM 10-Q                                                          PAGE 9 OF 20


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As of January 1, 1999, the Company refined its method of classifying costs and expenses by directly charging costs to their appropriate functional classification. During 1998, all costs were allocated to the classifications using a method based on the classification's salaries.

During the third quarter of 1999, the company further refined its methodology of classifying costs and expenses. Results for the first nine months of 1999 have been reclassified to conform with the current methodology.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

Total revenue for the three-month period ended September 30, 1999 (the "1999 Three Month Period") increased 16.3% to $20.5 million from $17.6 million for the three-month period ended September 30, 1998 (the "1998 Three Month Period"). Total revenue for the nine-month period ended September 30, 1999 (the "1999 Nine Month Period") increased 13.8% to $56.9 million from $50.0 million for the nine-month period ended September 30, 1998 (the "1998 Nine Month Period"). These increases were due to an increase in services revenue partially offset by a decrease in software license revenue.

Software license revenue for the 1999 Three Month Period decreased 30.7% to $6.3 million from $9.1 million for the 1998 Three Month Period. Software license revenue for the 1999 Nine Month Period decreased 21.3% to $21.4 million from $27.2 million for the 1998 Nine Month Period. The Company believes that the decreases in software license revenue for both the Three Month and Nine Month Periods were due to a combination of factors. These factors include not attracting new customers due to the uncertainties related to the securities litigation and the SEC investigation that the Company is involved in and general uncertainties related to the Year 2000 issue that has delayed procurement decisions in many segments of the computer and software industries. Additionally, the allocation of revenues between license and services as required by Statement of Position 97-2, "Software Revenue Recognition," as issued by the American Institute of Certified Public Accounts, ("SOP 97-2") has resulted in less revenues being allocated to licenses and more revenues being allocated to services because the services required to complete some customer implementations were greater than initially expected.

Services revenue for the 1999 Three Month Period increased 66.1% to $14.2 million from $8.6 million for the 1998 Three Month Period. Services revenue for the 1999 Nine Month Period increased 55.7% to $35.5 million from $22.8 million for the 1998 Nine Month Period. The increases in services revenue were primarily attributable to additional consulting services provided to existing customers, the completion of projects on which the revenue had previously been deferred and the allocation between software license revenue and services revenue as required by SOP 97-2 as discussed above.

COST OF REVENUE

Cost of software license revenue for the 1999 Three Month Period increased 405.2% to $0.6 million from $0.1 million for the 1998 Three Month Period.
Cost of software license revenue for the 1999 Nine Month Period increased 76.2% to $1.8 million from $1.0 million for the 1998 Nine Month Period. Cost of software license revenue as a percentage of license revenue for the 1999 Three Month Period increased to 9.3% from 1.3% for the 1998 Three Month Period. Cost of software license revenue as a percentage of license revenue for the 1999 Nine Month Period increased to 8.2% from 3.7% for 1998 Nine Month

FORM 10-Q                                                          PAGE 10 OF 20


Period. These increases were due primarily to the amortization of purchased software costs of $0.6 million and $1.8 million for the 1999 Three and Nine Month Periods respectively, acquired by the Company in June 1997. Amounts amortized prior to the sale of products incorporating the related purchased software were treated as research and development expenses. Product sales incorporating such technology began in the fourth quarter of 1998. The software is being amortized through December 31, 2002.

Cost of services for the 1999 Three Month Period increased 10.3 % to $7.1 million from $6.5 million for the 1998 Three Month Period. Cost of services for the 1999 Nine Month Period increased 48.6% to $23.8 million from $16.0 million for the 1998 Nine Month Period. These increases were due to costs associated with increased staffing, such as compensation, facilities and equipment-related costs, which resulted from transferring certain of the research and development staff to the Company's Client Services Group and Software Services early in the 1999 Nine Month Period. These increases were partially offset by a reduction in accrued costs relating to employee incentive compensation plans during the 1999 Three Month Period. Cost of services as a percentage of services revenue decreased to 50.1% for the 1999 Three Month Period from 75.4% for the 1998 Three Month Period. Cost of services as a percentage of services revenue decreased to 67.0% for the 1999 Nine Month Period from 70.2% for the 1998 Nine Month Period. These increases in gross margin were primarily due to the recognition of previously deferred services revenue and the allocation of software license revenue to services revenue as required by SOP 97-2, both with no current period cost.

OPERATING EXPENSES

Research and development expenses for the 1999 Three Month Period decreased 19.0% to $5.1 million from $6.3 million for the 1998 Three Month Period. Research and development expenses for the 1999 Nine Month Period decreased 8.9% to $15.4 million from $16.9 million for the 1998 Nine Month Period. As a percentage of total revenue, research and development expenses decreased to 25.0% for the 1999 Three Month Period from 35.9% for the 1998 Three Month Period. As a percentage of total revenue, research and development expenses decreased to 27.0% for the 1999 Nine Month Period from 33.7% for the 1998 Nine Month Period. These decreases were primarily due to lower travel-related costs as certain research and development staff were transferred to the Company's Client Services Group early in the 1999 Nine Month period, and lower software amortization costs. During the 1998 Three and Nine Month Periods, the Company had recorded approximately $0.5 and $1.4 million, respectively, of amortization of purchased software acquired by the Company in June 1997. Amounts amortized subsequent to the sale of products incorporating the related purchased software were treated as cost of software license. Product sales incorporating such technology began in the fourth quarter of 1998.

Selling and marketing expenses for the 1999 Three Month Period decreased 37.3% to $3.9 million from $6.3 million for the 1998 Three Month Period. Selling and marketing expenses for the 1999 Nine Month Period decreased 14.6% to $14.9 million from $17.4 million for the 1998 Nine Month Period. As a percentage of total revenue, selling and marketing expenses decreased to 19.2% for the 1999 Three Month Period from 35.6% for the 1998 Three Month Period. As a percentage of total revenue, selling and marketing expenses decreased to 26.1% for the 1999 Nine Month Period from 34.7% for the 1998 Nine Month Period. These decreases were due primarily to a reduction in travel expenses, advertising and trade shows expenses, facilities-related expenses, and accrued costs relating to employee incentive compensation plans.

General and administrative expenses for the 1999 Three Month Period increased 53.3% to $2.8 million from $1.8 million for the 1998 Three Month Period. General and administrative expenses for the 1999 Nine Month Period increased 87.0% to $8.1 million from $4.3 million for the 1998 Nine Month Period. As a percentage of total revenue, general and administrative expenses increased to 13.7% for

FORM 10-Q                                                          PAGE 11 OF 20


the 1999 Three Month Period from 10.4% for the 1998 Three Month Period. As a percentage of total revenue, general and administrative expenses increased to 14.2% for the 1999 Nine Month Period from 8.6% for the 1998 Nine Month Period. These increases were primarily due to higher professional fees and bad debt expenses to recognize potentially uncollectible accounts. Increased professional fees were incurred as a result of additional legal and accounting costs associated with ongoing class action litigation and prior period restatements.

LICENSE INTEREST INCOME

License interest income, which is the portion of all license fees due and received under software license agreements that was not recognized upon product acceptance or license renewal, increased to $0.9 million for the 1999 Three Month Period from $0.7 million for the 1998 Three Month Period. License interest income increased to $2.6 million for the 1999 Nine Month Period from $1.9 million for the 1998 Nine Month Period. These changes were primarily due to the increase in Company's installed customer base.

BENEFIT FOR INCOME TAXES

As of September 30, 1999, the Company has net operating loss and tax credit carryforwards available to offset future taxable income, if any. The Company has provided a full valuation allowance against these deferred tax assets as their realizability is uncertain. The tax benefit for federal, state and foreign taxes was $0.8 million for the 1998 Three Month Period and $0.7 million for the 1998 Nine Month Period. The effective tax rate remained constant at 38.0% for the 1998 Three and Nine Month Periods.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations primarily through cash flow from operations, bank borrowings, and proceeds from the Company's public stock offerings.

At September 30, 1999, the Company has cash and cash equivalents of approximately $28.4 million and working capital of approximately $36.5 million. The Company's approach of charging license fees payable in installments over the term of its license has historically deferred the receipt of cash and limited the availability of working capital.

Net cash provided by operating activities for the 1999 Nine Month Period was $4.6 million, as compared to $13.1 million of net cash used for the 1998 Nine Month Period. This increase in cash was primarily due to a decrease in accounts receivable, partially offset by the decrease in deferred revenue, the decrease in accounts payable and accrued expenses, and the operating loss, net of non-cash items.

Net cash used in investing activities was approximately $2.0 million during the 1999 Nine Month Period, as compared to $6.0 million for the 1998 Nine Month Period. This decrease in cash used was mainly due to fewer purchases of property and equipment, consisting mainly of computer hardware and software, and furniture and fixtures.

FORM 10-Q                                                          PAGE 12 OF 20


Net cash provided by financing activities was $0.8 million during the 1999 Nine Month Period, as compared, to $0.4 million for the 1998 Nine Month Period. The increase in cash was due to the sale of stock under the employee stock purchase plan and stock option exercises, partially offset by payments on the Company's capital lease obligation.

In addition to cash used for investing activities, the Company has operating leases for office space, furniture and equipment. At September 30, 1999, the Company's commitments under non-cancelable operating leases for office space with terms in excess of one year totaled $2.4 million, $4.2 million, $4.2 million, $4.2 million, $2.1 million, and $1.3 million for 1999, 2000, 2001, 2002, 2003, and thereafter. The Company's total payments under such leases was $3.0 million for the 1999 Nine Month Period.

The Company's $5.0 million revolving bank credit line terminated on June 30, 1999. At that date the Company had no outstanding borrowings.

The Company believes that current cash and cash equivalents will be sufficient to fund the Company's operations for the near term. There can be no assurance that additional capital which may be required to support further revenue growth will be available or that any such additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

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

Pegasystems has designed and tested the most current versions of its products to be Year 2000 compliant. However, some customers are using earlier product versions, which are not necessarily Year 2000 compliant. To address this issue, the Company has advised users of earlier product versions of such noncompliance and solicited customer feedback with respect to their Year 2000 testing results. The Company has responded to known Year 2000 problems experienced by users of earlier product versions with appropriate upgrades and patches. The Company has also provided to all of its customers a report on known Year 2000 problems relating to the Company's products and possible solutions to those problems. In addition, the Company's products are generally integrated with the systems and products of its customers developed by other vendors. Year 2000 problems in these systems and products might significantly limit the ability of the Company's customers to realize the intended benefit offered by the Company's products. The Company may in the future be subject to claims based on Year 2000 problems in others' products or issues arising from the integration of multiple products within an overall system. Although the Company has not been involved in any litigation or proceeding to date involving its products or services related to Year 2000 issues, there can be no assurance that the Company will not in the future be required to defend its products or services or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liabilities of the Company for

FORM 10-Q                                                          PAGE 13 OF 20


Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company business, operating results and financial condition.

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

The Company has adopted standard industry practices to prepare for the effect of the upcoming date change on internal data and information technology systems (such as communications, development, accounting, billing, and other systems). The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. Pegasystems has completed its Year 2000 readiness preparations with respect to core business systems and all systems are considered ready.

Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal system. The most reasonably likely worst case scenarios would include:
(i) corruption of data contained in internal information systems, (ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, Internet services, etc.). The Company has completed contingency planning for all its internal systems. These contingency plans have included, among other things, manual "work-arounds" for software and hardware failure, as well as the substitution of systems where necessary.




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

FORM 10-Q                                                          PAGE 14 OF 20

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

The Company depends on certain key personnel, and must be able to attract and retain qualified personnel in the future. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales and marketing personnel, including Mr. Trefler, the Company's former President and Chief Executive Officer. The loss of key personnel could adversely affect financial performance. No employee is party to an employment contract with Pegasystems, although each is typically subject to a non-disclosure and non-competition agreement. The Company does not have any significant key-man life insurance on any officers or employees and does not plan to put any in place. The Company's success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain our products is limited, and competition for their services is intense. Competition for qualified and effective sales personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel. If the Company is unable to do so, the Company's business, operating results, and financial condition could be materially and adversely affected.

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

The EURO's adoption imposes product and market risks. A new currency, the "EURO", was introduced in certain Economic and Monetary Union ("EMU") countries in early 1999. It is expected that by 2002 (at the latest) all participating EMU countries will use the EURO as their single currency. As a result, software used by many companies headquartered or maintaining a subsidiary in a participating EMU country is expected to be EURO-enabled. In less than four years, all 13 companies headquartered or maintaining a subsidiary in an EMU country will need to be EURO-enabled. These changes will change budgetary, accounting and fiscal systems in companies and public administration, and require the simultaneous handling of parallel currencies and conversion of legacy data. These requirements (and the fact that the final rules and regulations are not yet available) may curb market demand for the Company's products because the budgets and priorities of our customers and prospective customers may change. The Company is monitoring the rules and regulations as they become known in order to make any changes to its software products that the Company deems necessary to comply with such rules and regulations. Although the Company believes that its most recent products address these requirements, there can be no assurance that, once the final rules and regulations are completed, the Company's software will contain all of the necessary changes or meet all of the EURO requirements. Any inability to comply with the EURO requirements could have an adverse effect on the Company's business, operating results and financial condition.

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

FORM 10-Q                                                          PAGE 19 OF 20




                                PEGASYSTEMS INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

Information concerning lawsuits brought against Pegasystems is discussed in Note E of the Notes to Consolidated Financial Statements, and is incorporated herein and made a part hereof.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
None


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:


27.1     Financial Data Schedule.
10.1 Letter Agreement dated September 1, 1999 between the Company and Steven F. Kaplan

FORM 10-Q                                                          PAGE 20 OF 20


                                PEGASYSTEMS INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PEGASYSTEMS INC.



Date:  November 12, 1999           /s/ James P. O'Halloran
                                   ---------------------------------------------
                                   James P. O'Halloran
                                   Treasurer and Chief Financial Officer
                                   (principal financial officer and
                                   chief accounting officer)