Form 10-K
period 1999-12-31
PEGASYSTEMS INC
filed 2000-04-03
CIK 1013857

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
         TIES EXCHANGE ACT OF 1934

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                          Commission File No. 1-11859

                            ------------------------

                                PEGASYSTEMS INC.

             (Exact name of Registrant as specified in its charter)

                                 MASSACHUSETTS

         (State or other jurisdiction of incorporation or organization)

                  (IRS Employer Identification No. 04-2787865)


            101 MAIN STREET                            02142-1590
             CAMBRIDGE, MA                             (zip code)
    (Address of principal executive
                offices)

                                 (617) 374-9600

              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 16, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $147 million.

    There were 29,107,447 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 16, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 8, 2000 (the "2000 Proxy Statement") are incorporated by reference into Part III of this Form 10-K and portions of the Registrant's Annual Report to Stockholders for the Registrant's fiscal year ended December 31, 1999 (the "1999 Annual Report") are incorporated by reference into Part II of this Form 10-K. With the exception of the portions of the 2000 Proxy Statement and the 1999 Annual Report expressly incorporated into this Form 10-K by reference, such documents shall not be deemed filed as part of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART 1

ITEM                                                                   PAGE
----                                                                 --------
1      Business....................................................      1
2      Properties..................................................     12
3      Legal Proceedings...........................................     12
4      Submission of Matters to a Vote of Security Holders.........     13
       Executive Officers of the Registrant........................     13

                                   PART II

5      Market for Registrant's Common Stock and Related Stockholder
       Matters.....................................................     15
6      Selected Consolidated Financial Data........................     15
7      Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     16
7A     Quantitative and Qualitative Disclosure About Market Risk...     28
8      Financial Statements and Supplementary Data.................     28
9      Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................     28

                                  PART III

10     Directors and Executive Officers of the Registrant..........     29
11     Executive Compensation......................................     29
12     Security Ownership of Certain Beneficial Owners and
       Management..................................................     29
13     Certain Relationships and Related Transactions..............     29

                                   PART IV

14     Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................     30

ITEM 1:

BUSINESS

OVERVIEW

    Pegasystems Inc. (the "Company") is a leading provider of Customer Relationship Management (CRM) software that enables transaction-intensive organizations to manage a broad array of customer interactions. Our customers represent a wide range of industries, including banking and financial services, insurance, healthcare management, and telecommunications.

    As businesses continue to focus on understanding and managing relationships with their customers, they are increasingly seeking to apply new technologies more effectively and on an enterprise-wide basis. As a result, the traditional thinking about Customer Relationship Management (CRM) has evolved towards a broader vision of eCRM - where the `e' reflects electronic media (not paper), enterprise-wide solutions that integrate multi-product customer contact with fulfillment, and extended-facilities that move beyond enterprise walls through communications technologies, including the Internet. We believe that we are well positioned to capitalize on the opportunities presented by this evolution with our Web technology, data connectivity, multi-channel integration and process automation expertise.

    Our software enables organizations to deliver high-quality, consistent customer service across today's preferred interaction channels, from the traditional call center environment to Internet self-service. This software can be used by thousands of concurrent users to generate billions of dollars per day in resulting transactions. Work processes initiated by our solutions are driven by a highly adaptive "rules base", designed by the user-organization for its specific needs. The rules base facilitates a high level of consistency in customer interactions, yet drives different processes depending on the customer profile or the nature of the request.

    We provide implementation, consulting, training, and support services, and a set of applications to facilitate the implementation and use of our eCRM software. We also have alliances with third parties who offer integration services as well as technology and selected vertical industry applications that complement or incorporate our software.

INDUSTRY BACKGROUND

    With the Internet as a powerful driving force, even the most established "bricks-and-mortar" companies are now facing intensifying competition from companies that, until recently, were not considered to be players in their markets. Today's eBusiness marketplace has spawned opportunistic companies that have evolved from different backgrounds, industries and business models. These companies also offer a variety of cost structures, delivery processes and distribution channels that pose a challenge to traditional firms.

    Such growing competition has increased the need for companies to differentiate themselves, and one important way they can do so is the manner in which they manage customer relationships. To be successful, organizations must be able to handle their customer interactions consistently--across multiple channels and functions--and be efficient in their business processes. To build loyal, profitable customer relationships, companies need to synchronize their customer-facing applications and adopt a customer-centric approach to information. As many of today's eBusiness leaders have done, companies have sought to implement rules-based, Internet-architected solutions that will extend that information to employees, strategic partners and customers through end-to-end integration. The Internet also provides a unique opportunity to achieve dramatic improvements in customer satisfaction through self-service options.

THE PEGASYSTEMS SOLUTION

    The Company's Internet-architected eCRM software provides transaction-intensive organizations with a wide range of capabilities that enhance customer interactions across multiple channels. Our solutions offer the following advantages:

    - FLEXIBILITY AND CONSISTENCY. Our eCRM software is based on rules that are user-defined; as such, these rules drive customer interactions across the enterprise. Without costly and time-consuming reprogramming, an organization is able to evolve its processes to address its changing business requirements--and extend this evolution across today's preferred channels of interaction. Customers often modify the rules base on a weekly basis, offering flexibility and responsiveness. Whether via the Web or in a more traditional call center environment, rules also enable organizations to establish consistent standards--yet interact differently with each customer--and thereby offer one-to-one personalization of its service, sales, marketing, business and eBusiness activities.

    - IMPROVED EFFICIENCY OF CUSTOMER RELATIONSHIP MANAGEMENT. By automating the best-practice business processes of an organization's customer service representatives (CSRs), the Company's software actually performs work (rather than tracks tasks) and provides guidance to CSRs or self-service customers as they progress through interactions. Using our software, CSRs are able to focus on revenue-enhancing opportunities or other matters requiring personal attention. Cost savings are realized through quicker resolution rates, fewer manual processes, and less rework.

    - SCALABILITY AND ROBUST FUNCTIONALITY. The Company's rules-based Internet architecture provides the scalability appropriate for enterprise solutions. Our eCRM software is used by thousands of concurrent users to generate billions of dollars per day in resulting transactions. The rules architecture also enables organizations to evolve their eCRM solutions to respond to changing market dynamics and capitalize on new business opportunities.

    - CUSTOMER-CENTRIC APPROACH. Our eCRM software provides organizations with a customer-centric approach to information, enabling CSRs to view, access and disseminate comprehensive information about their customers from several vantage points. With this approach, CSRs are able to focus on delivering customer service, rather than on protocols and procedures. Detailed information about previous interactions is provided, as well as information about cross-selling and up-selling opportunities available to a specific customer.

    - INTEGRATION CAPABILITIES. Our software is designed to be readily integrated with our customers' existing databases and back-office legacy systems, and with a wide variety of third-party applications and technologies. Our software also supports vertical-specific message formats utilized in the financial services, insurance, healthcare management and telecommunications markets.

    - MULTI-PLATFORM SERVER AND DATABASE SUPPORT. Our solutions support multiple hardware platforms. We have implemented our solutions on IBM's MVS/CICS and AIX/UNIX systems, Sun Microsystems' Solaris UNIX system, Hewlett-Packard Corporation's HP-UX UNIX system, and Microsoft's Windows/NT system. Additionally, customers have utilized several database systems to support our applications, including Oracle, Sybase, Informix and Microsoft SQL Server.

    - TEMPLATES. We offer an eCRM Foundation Template and industry-specific product templates that give user organizations an advanced starting point for configuring their work processes. The eCRM Foundation Template consists of rules, developed by the Company based on its experience in automating the workflows of some of the world's leading customer service organizations, that allow organizations to integrate their customer service, sales, marketing and eBusiness initiatives. The eCRM Foundation Template also consists of data models and user interfaces that are pre-configured for managing a variety of Internet, intranet and call center customer interactions. Our industry-specific templates provide a comprehensive set of pre-configured business processes and are customizable to meet the unique needs of each customer.

BUSINESS STRATEGY

    Pegasystems' objective is to provide technology that facilitates the creation of eCRM solutions tailored to its customers' changing business needs. As the Internet causes forward-looking organizations to rethink the fundamentals of their IT approaches and infrastructures, We intend to leverage our core strengths - our Web technology, data connectivity, multi-channel integration, and process automation expertise--to capitalize on the opportunities presented by these changes.

    Specific elements of our strategy include:

    - TECHNOLOGICAL LEADERSHIP. We intend to continue developing and investing in our product offerings. Current development efforts are focused on refinements of the basic architectural underpinnings that enable our solutions to meet the high performance and availability needs of customers operating within an Internet-based environment. Additionally, in response to increasing demand from customers and our systems integrator partners, we intend to expand our configuration toolkit to encompass options for defining workflows in Java; to model and access workflow information in open relational databases; and to interact with third-party products using industry-standard interfaces and protocols.

    - DIRECT SALES OF TEMPLATES. We intend to increase our emphasis on direct sales of our eCRM Foundation Template and industry-specific product templates.

    - STRATEGIC RELATIONSHIPS WITH SYSTEMS INTEGRATORS AND TECHNOLOGY COMPANIES. As part of our Alliance Program, we expect to continue our efforts to develop relationships with systems integrators who deliver strategic business planning, consulting, project management and implementation services to our customers and with whom we will pursue co-marketing initiatives. Currently, we work with EDS and several leading consulting groups. We also plan to continue our efforts to develop relationships with other technology companies who will use our technology to build integrated solutions. Currently, our technology partners include BroadVision, GeoTel and Sun Microsystems.

    - PRIVATE LABEL INITIATIVES. We intend to pursue additional relationships with companies with which we can jointly develop eCRM solutions for specific vertical markets that would be offered under the other party's name. Typically, these relationships involve the use of our technology and the other party's access to customers and insight into product requirements. The Company currently has such relationships with, among others, First Data Resources, which utilizes our technology as part of a solution targeted at the credit card processing market, and Carreker-Antinori, Inc., which develops check exception management products based on our technology.

INDUSTRIES

    The Company has targeted several industries, including:

    BANKING. The Company provides software that automates customer sales and service initiatives across varied delivery channels (such as Internet self-service, call centers, and branch networks for banks). These solutions improve the quality, accuracy, and efficiency of customer interactions, and enhance the delivery of product and service offerings. Our software automates targeted functions within banking, including customer contact management, sales campaign management, contact center service, check research and adjustments, funds transfer investigations, and correspondence. Our software services the banking industry's check exception management needs through an agreement with Carreker-Antinori, Inc.

    MUTUAL FUNDS. Our software services the mutual funds industry through an agreement with PFPC Inc., the global fund services subsidiary of PNC Bank Corp. The integrated product--marketed by PFPC Inc. under the name IMPRESS CRM-- offers mutual fund institutions a comprehensive service solution. We also have direct sales to customers in this market.

    SECURITIES AND INVESTMENTS. The Company's software automates service and sales efforts associated with corporate actions, payments and securities settlement investigations, retail brokerage, and wholesale clearing services.

    CREDIT CARD PROCESSING. The Company's products are offered to the credit card processing market through a relicensing agreement with First Data Resources
(FDR)--a large credit card processor. Jointly developed software products combine Pegasystems' workflow and service delivery technology with FDR's servicing functionality and online interfaces. The resulting products give users a flexible, user-friendly solution that can be quickly and easily adapted to meet evolving business needs without costly programming. The Company also has direct customers in this market.

    INSURANCE. The Company's insurance software facilitates the resolution of policyholder requests by ensuring that agents have easy access to information that resides in multiple, disparate back-end systems. The Company's solutions position insurance organizations to provide highly personalized customer service and enhance cross-selling.

    HEALTHCARE. The Company's healthcare software enables healthcare organizations to more efficiently coordinate care and integrate administrative operations. This allows health maintenance organizations, healthcare providers, pharmacists, laboratory clinicians, and health insurers to access integrated member information over a network of previously disconnected systems. Personalized data presentation gives users easy access to information to quickly respond to requests including referrals, benefits verification, and claim status.

    TELECOMMUNICATIONS. The Company's telecommunications software automates telecommunications service providers' interactions with their customers and other providers. These solutions integrate data obtained from multiple disparate information systems. They allow service representatives to resolve billing inquiries, schedule service calls, and turn service requests into sales opportunities during the course of a single call.

CUSTOMERS

    The following is a representative list of the Company's major eCRM customers, as well as an overview of the uses to which they apply our solutions:

    AMERICAN HOME ASSURANCE DIVISION OF AMERICAN INTERNATIONAL GROUP (AIG)-- Insurance customer service, Web-based policy renewal, and new business applications.

    AMERICA ONLINE--Automation of inbound customer service requests, such as billing and membership changes, as well as cross-selling and up-selling capabilities.

    BANC ONE--Retail/check customer service and research, wholesale banking, funds transfer, check, corporate lockbox, and interbank compensation service for global operations.

    BANCO POPULAR DE PUERTO RICO--Retail service center automation, check research, and consumer loan inquiry and service.

    BANK OF AMERICA--Numerous applications to support customer service for wholesale and retail banking as well as sales force automation to support brokerage sales activities.

    BANK OF AMERICA--Retail/check customer service and research, automation of branch support centers; institutional funds transfer and foreign exchange customer service for U.S. and European operations; credit and debit card correspondence; and dispute and chargeback service processing.

    BANK OF IRELAND--Retail/check clearings and research, automation of branch support centers, and exception/credit item review and verification.

    BANQUE NATIONALE DE PARIS--Institutional funds transfer service, research and archive.

    BARCLAYS BANK PLC--Institutional funds transfer and foreign exchange customer service for international operations; merchant credit card service, including telephony center, correspondence, and dispute and chargeback processing.

    BLUE CROSS BLUE SHIELD OF MASSACHUSETTS--Customer service management, including supporting access to integrated member information to healthcare providers, pharmacists, laboratory clinicians and health insurers.

    BLUE CROSS BLUE SHIELD OF GEORGIA--Customer service management, supporting access to integrated member information to healthcare providers, pharmacists, laboratory clinicians and health insurers.

    CEDEL BANK--Global custody and securities movement customer service.

    CENTRAL VERMONT PUBLIC SERVICES CORP.--Customer service management, supporting call center representatives with access to consolidated customer information.

    CHASE--Automation of customer service activities across wholesale bank; extended use and accessibility of system by supporting browser access to account officers.

    CITIBANK--Global funds transfer and foreign exchange customer service; check-related customer service and research; domestic MasterCard and Visa service, including image integration, correspondence, and dispute and chargeback processing.

    CITIBANK LATIN AMERICA--Customer service management, to support centralized call center for a multi-language customer base across several countries.

    COLONIAL GROUP--Mutual fund customer service supporting telephony center and correspondence.

    FEDERAL RESERVE BANKS--Check processing customer service, suspense ledger management, research, adjustment and archive.

    FIDELITY INVESTMENTS--Mutual fund customer service supporting telephony center and correspondence.

    FIRST DATA CORPORATION--Relicenses the Company's solution to provide customer service, collections, and credit application processing for credit card issuers.

    FRANKLIN TEMPLETON GROUP--Mutual fund customer service supporting telephony center, correspondence, and research.

    HOMESIDE LENDING--Escrow analysis and payment processing.

    HOUSEHOLD CREDIT SERVICES--Credit card service including telephony center, correspondence, dispute, and chargeback processing; private label customer service for major retailers.

    KAISER PERMANENTE--Automation of healthcare member, patient, provider and payer interactions.

    MARINE MIDLAND BANK--Institutional funds transfer customer service.

    MELLON BANK CORPORATION--Retail/check customer service, research, and archive; wholesale, institutional, cash management, and corporate lockbox customer service.

    ORANGE COMMUNICATIONS S.A.--Customer service management, including management of service and sales activities in call centers, and Web-based online dealer activation at the point of sale.

    RIGGS BANK--Retail banking call center for sales and service activities, including cross-selling and problem resolution capabilities.

    SEARS ROEBUCK--Customer service and authorization at the Regional Credit Card Operations Centers of Sears Credit, the consumer credit division.

    TRANS UNION CORPORATION--Credit bureau data-management customer service for institutional customers and real estate property appraisal processing, including browser-based access via PegaWEB.

    In 1999 and 1998, respectively, First Data Resources Corporation accounted for 12.5% and 17.2% of the Company's consolidated revenue. In 1997, Kaiser Permanente and First Data Resources Corporation accounted for 13.7% and 10.0%, respectively, of the Company's consolidated revenue.

PRODUCTS

    The Company classifies its products into one of three basic categories: templates, PegaSYSTEM enabling technologies, and private label products:

    Templates are preconfigured sets of rules that leverage Pegasystems' enabling technologies and experience delivering service solutions by delivering out-of-the-box functionality that gives customers a rapid start in creating their service solutions. Templates include:

    - eCRM FOUNDATION TEMPLATE--an adaptable, baseline solution that delivers pre-configured functionality essential to most service-intensive industries, across vertical markets.

    - PEGAPAYMENTS--a solution for international banking funds transfer operations that automates payment and treasury research functions.

    - SYSTEM ADMINISTRATION TEMPLATE--an easy-to-use interface that facilitates basic administrative duties associated with maintaining users, organizational structure, and system support functions.

    The PegaSYSTEM family of enabling technologies provides the Company's partners and customers with the tools necessary to create rule-based, personalized solutions. This family of enabling technologies includes:

    - PEGAWORKS--the rule-based process automation engine that is the foundation for Pegasystems solutions. This intelligent system technology incorporates user-defined rules to automate an organization's service activities. It includes facilities that support work item management, messaging, outgoing correspondence, reporting and rule maintenance.

    - PEGAWEB--allows access to a Pegasystems solution through the Internet, corporate intranets or extranets in support of self-service and Web cross-channel collaboration activities.

    - PEGACONNECT--the technology that manages connectivity, messaging and the exchange of data among enterprise-wide applications. It provides bi-directional interfaces that integrate structured and unstructured messages from a wide variety of electronic sources. Using industry-recognized connectivity standards, PegaCONNECT is used to connect to both new applications and databases, as well as to legacy systems.

    - PEGACALL--provides Computer Telephony Integration (CTI) to support call center operations for multiple types of businesses. PegaCALL integrates the Company's solutions with industry-standard computer telephony products to automate telephone-based customer interactions such as service inquiries, telemarketing, sales and collection efforts.

    - PEGAREACH--a highly adaptable, HTML(Hypertext Markup Language)-based, thin client graphical user interface that integrates with the Internet, Microsoft Word, and other standard desktop productivity tools.

    - PEGAWORKBENCH--a graphical user interface specifically adapted to facilitate the creation of workflow rules by business experts rather than computer programmers.

    The Company's Private Label partners offer several packaged products utilizing the Company's enabling technologies. These products include:

    - Carreker-Antinori, Inc.: EXCEPTION SUITE--an integrated, next-generation application suite for check exception management. The CheckFlow Suite products include film and photocopy retrieval (CheckRetrieve), All-Item Archive (CheckAllItems), Research and Adjustments (CheckAdjust), Return Items (CheckReturns), and Special Instructions (CheckDirect).

    - PFPC, Inc.: IMPRESS CRM--a comprehensive service solution designed for the mutual funds industry.

    - First Data Resources Inc.: FIRST DATA EVOLVE--an integrated Customer Relationship Management solution for Credit, Customer Service, and Collections.

    - Management Data GmbH: employs the Company's technology to bring an exception management capability to its FINANCIAL TRANSACTION MANAGEMENT SOLUTION (FTMS). With direct communication interfaces to a wide range of wholesale financial networks, FTMS offers financial transaction control, reconciliation, exception management, archiving, and retrieval.

TECHNOLOGY

    The Company's solutions have the following key technological attributes:

    INTERNET AND INTRANET ACCESS. The Company's PegaREACH solution uses the Internet-based HTML to define display attributes for its graphical user interface, leveraging logic and presentation rules between PegaREACH and Internet/intranet workflows. With PegaWEB, these workflows can be accessed over the Internet or an intranet using standard World Wide Web browsers. Pegasystems' rules dynamically create HTML forms, menus, and displays, thereby facilitating interaction with the Internet.

    INFORMATION MANAGEMENT. Effective customer response, management, and retention requires up-to-date information about the customer relationship, regardless of how, why, when, or where the customer contacts the organization. The Company's eCRM solutions access information from multiple internal and/ or third-party data sources, organize core customer information and present it to the user in an appropriate format.

    MULTI-TIERED, DYNAMIC DISTRIBUTED PROCESSING. The Company's systems are designed to run in an advanced, highly scalable multi-tiered environment. The Pegasystems rule base determines the optimal location for processing to occur based on the nature of the work and the data involved.

    INHERITED WORKFLOW. The Company's solutions maintain organizational consistency while providing flexibility for mass personalization. The rule base of the Company's systems may be defined so that certain processes are standardized across an organization while others may be superseded or supplemented by "local" rules tailored to the specific requirements of groups within the organization.

    PLATFORM INDEPENDENCE. Pegasystems' solutions feature a common software code base, which, in addition to facilitating maintenance and enhancement development efforts, simplifies the support of multiple hardware platforms. The Company has implemented solutions across several platforms, including IBM's MVS/CICS and AIX/UNIX systems, Sun Microsystems' Solaris UNIX system, Hewlett-Packard Corporation's HP-UX UNIX system, and Microsoft's Windows/NT system. Additionally, customers have utilized several database systems to support the Company's applications, including Oracle, Sybase, Informix and Microsoft SQL Server. While the Company offers an advanced Windows-based PegaREACH application for the desktop, its server applications can also drive native HTML browser-based clients.

    SCALABILITY. The scalability of the Company's multi-tiered client/server architecture allows an organization to add departments to new or existing servers to build enterprise solutions. Organizations currently entrust the Company's systems with the storage and management of data relating to hundreds of millions of financial transactions. The Company's systems can be used by over 5,000 concurrent users to manage customer interactions and to process accurately and securely transactions involving billions of dollars a day that result from those interactions.

    INTERFACING WITH OTHER SYSTEMS. The Company's open architecture permits integration with a wide variety of other applications and networks, including relational databases, legacy systems accessed through IBM 3270 emulation, and messaging protocols. The Company offers an Application Programming Interface
(API) that allows an organization's custom software to be integrated with the Company's applications without the need to modify the Company's application code. Pegasystems' PegaCONNECT components also support interfaces to IBM's MQSeries, CORBA, 3270-based mainframe applications, and major relational database systems. Pegasystems' solutions also integrate with other applications, accounting systems, and imaging products.

    STORAGE OPTIONS. Data storage flexibility is important to the Company's customers, and the Company's software uses an innovative object-oriented approach that dynamically maps data according to the type of workflow. Versions of the Company's systems can store customer service request data in Microsoft SQL Server, Oracle, Informix, and Sybase relational databases.

SALES AND MARKETING

    The Company markets its software and services primarily through a direct sales force. As of December 31, 1999, the Company's sales force consisted of approximately 25 salespersons in the Company's U.S. and foreign offices.

    In 1999, Pegasystems entered into a strategic alliance with Carreker-Antinori, Inc. to jointly develop applications for check exception management. In 1997, Pegasystems entered into a strategic relationship with First Data Corporation, which includes an agreement with First Data Resources
(FDR) that gives FDR--the largest credit card processor in the world--world wide rights to use and re-license Pegasystems' solutions in the credit card issuing market. The Company has evolved its indirect distribution channel through an agreement with PFPC Worldwide, the global fund services subsidiary of PNC Bank Corp. The integrated product--marketed by PFPC Worldwide under the name IMPRESS CRM--offers mutual fund institutions a comprehensive service solution. The Company has also entered into an agreement with Management Data GmbH, whereby the Company's technology will bring an exception management capability to Management Data's Financial Transaction Management Solution (FTMS). In addition, the Company has established joint marketing relationships with GeoTel, Genesys Laboratories, Sun Microsystems, Hewlett-Packard Company, and Management Data. In the future, the Company may also market and sell its products through other value added resellers (VARs) and systems integrators. There can be no assurance, however, that the Company will be able to attract and retain VARs, systems integrators, and other third parties that will be able to market and sell the Company's products effectively.

    To support its sales force, the Company conducts marketing programs, such as PegaVISION (annual customer conference), trade shows, industry seminars, meetings with industry analysts, direct mail, and telemarketing. Sales leads are also generated by the Company's consulting staff, business partners, and other third parties.

    In 1999, 1998, and 1997, sales to customers based outside of the United States represented 21.4%, 22.6%, and 16.5%, respectively, of the Company's total consolidated revenue.

    The Company's export sales from the United States for 1999, 1998, and 1997 were as follows:

                                                         1999       1998       1997
                                                       --------   --------   --------
                                                              (IN THOUSANDS $)
United Kingdom.......................................    4,079      6,594     3,642
Europe...............................................    6,802      4,469     1,715
Other................................................    5,528      2,890     1,973
                                                        ------     ------     -----
                                                        16,409     13,953     7,330

    See Note 1 (l) of Notes to Consolidated Financial Statements contained elsewhere in this report.

SUPPORT AND PROFESSIONAL SERVICES

    Pegasystems provides implementation, consulting, maintenance and support and training services to license customers through its Client Services Group. As of December 31, 1999, the Company's Client Services Group consisted of approximately 247 people located in the Company's 14 offices.

    IMPLEMENTATION SERVICES. The Company's implementation services assist companies by optimizing the benefits of Pegasystems' solutions. In addition, systems integrators and consulting firms often help companies to implement these solutions. These implementation projects both help deployment of the Company's solutions, and allow the Company's business consultants and systems engineers to gain industry-specific knowledge that can be leveraged in future projects and product development. Providing comprehensive business application expertise and technical support is necessary to achieve rapid product implementation, as well as ensure customer satisfaction.

    In late 1999, the Company began to employ its Advanced Implementation Methodology (AIM) on a pilot basis. The mission of AIM is to facilitate the implementation of the Company's software through a disciplined end-to-end approach to project management, designed to meet customers' budgetary and time to market objectives. AIM integrates four important implementation elements: the customer's business vision, the Company's technology solutions, the Company's service products, and the Company's methodology. The Company expects to further implement AIM during 2000.

    CONSULTING AND MAINTENANCE AND SUPPORT. The Company provides comprehensive maintenance and support services, which may include 24 hours a day, 7 days a week customer service, periodic preventative maintenance, documentation updates, and new software releases. In addition, the Company provides consulting services at the customer's request.

    TRAINING. The Company offers training programs for its customers' operations staff and workflow architects responsible for evolving the rules that drive the various processes related to customer interactions. The Company maintains training centers in Cambridge, Massachusetts; San Francisco, California; and Reading, England.

    CONTINUOUS FEEDBACK. The Company organizes an annual PegaVISION Customer Conference and quarterly Advisory Board meetings, which enable the Company's customers to exchange ideas, learn about product direction, and influence the Company's future development direction.

    CUSTOMER EXTRANET. The Company provides support and professional services through its customer extranet, ActionPlus. Based on the Company's Web-driven self-service capabilities, ActionPlus serves as an important communication and support vehicle between the Company and its customers. The site provides information about implementation and utilization of the Company's software, as well as sales and marketing support tools.

RESEARCH AND DEVELOPMENT

    Since its inception, the Company has made substantial investments in product development. The Company believes that its future performance depends on its ability to maintain and enhance its current products and develop new products. For Template products, the Company's product development priorities include increasing the functionality of the eCRM Foundation Template and developing additional industry-specific templates.

    For the PegaSYSTEM family of enabling technologies, product development is focused on (1) creating tools to enable organizations to configure more easily their customer service management systems; (2) integrating the Company's products with the Internet for customer self-service and with intranet systems for departmental service; (3) developing standard application programming interfaces that allow other client workstation and server applications to interoperate with the Company's products; and (4) enhancing product quality, platform stability, ease-of-use, and ease of installation.

    The Company believes that maintaining future performance and visionary technological leadership depends on its ability to anticipate changes, maintain and enhance its current products, develop new products, and keep pace with the increasingly sophisticated requirements of its prospective customers. The Company must develop products that conform to its customers' information technology standards, scale to meet the needs of large enterprises, operate globally, and cost less than an internal development effort. The Company's product development organization is responsible for product architecture, technology development, product testing and quality assurance.

    In 1999, 1998, and 1997 the Company's research and development expenses were approximately $19.8 million, $23.8 million, and $13.5 million, respectively. Pegasystems expects that it will need to continue to commit significant resources to its product research and development in the future.

    If the Company is unable, for technical or other reasons, to develop and introduce new products and services or enhancements of existing products and services in a timely manner in response to changing market conditions or customer requirements, or if new products and services do not achieve market acceptance, the Company's business, financial condition, and operating results will be materially adversely affected.

COMPETITION

    The CRM software market is intensely competitive and subject to rapid change, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from internal information systems departments of potential or current customers that develop custom software, as well as other application software providers. The Company also competes with: (1) software companies that target the customer interaction or workflow markets such as Siebel Systems, Vantive/Peoplesoft, Clarify and Quintus; (2) companies that target specific service areas such as DST Systems (financial services) and Shared Medical Systems (healthcare management) and (3) professional services organizations such as Andersen Consulting that develop custom software in conjunction with rendering consulting services.

    In addition, the Company expects additional competition from other established and emerging companies, such as Blaze, Firepond, Oracle, Kana/Silknet and SAP AG, as the market continues to develop and expand into e-based solutions. Increased competition may result in fewer sales, price reductions, less beneficial contract terms, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition.

    The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with other products and technologies, functionality and ease-of-use, the timely development and introduction of new products and product enhancements, as well as product reputation, quality, performance, price, customer service and support, and the vendor's reputation. Although the Company believes that its products currently compete well with regard to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

    Many of the Company's competitors can devote greater managerial or financial resources than the Company can to develop, promote and distribute customer service management software products and provide related implementation, consulting, training, and support services. Additionally, there can be no assurance that the Company's current or future competitors will not develop products or services which may be superior in one or more respects to the Company's or which may gain greater market acceptance. Some of the Company's competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete with the Company. It is likely that new competitors will emerge. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results, and financial condition.

    The Company relies on system consulting and system integration firms for recommendation and implementation of its products during the evaluation stage of the purchase process. These third parties often have similar, and more established, relationships with the Company's competitors. There can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

EMPLOYEES

    As of December 31, 1999, the Company had approximately 517 employees, of whom approximately 424 were based in the United States, 5 were based in Canada, 72 were based in Europe, 15 were based in Australia, and 1 was based in Singapore. Of the total, approximately 109 perform research and development, 247 perform consulting and customer support, 77 were in sales and marketing, and 84 were in administration and finance. The Company's future performance depends in significant part upon the continued service of its key technical, sales and marketing, and senior management personnel and its continuing ability to attract and retain highly qualified technical, sales and marketing and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement.

BACKLOG OF LICENSE AND MAINTENANCE REVENUES

    As of December 31, 1999, the Company had software license and maintenance agreements with customers expected to result in approximately $36.0 million of revenue in 2000, $1.0 million of which is currently recorded as deferred revenue. Under such agreements, the Company must fulfill certain conditions prior to recognizing revenue thereunder, and there can be no assurances as to when, if ever, the Company will be able to satisfy all such conditions in each instance. As of December 31, 1998, the Company had software license and service agreements with customers expected to result in approximately $35 million in revenue in 1999.

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

ITEM 3
LEGAL PROCEEDINGS

    CHALVERUS CASE. In November 1997 and January 1998, complaints purporting to be class actions were filed with the United States District Court for the District of Massachusetts (the "Court") alleging that the Company and several of its officers violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and Section 20(a) of the Exchange Act. A third complaint was filed in April 1998 but has been voluntarily dismissed without prejudice. In December 1998, the plaintiffs filed their First Amended Consolidated Complaint, that names the Company, the Company's Chief Executive Officer (Alan Trefler) and a former officer and director (Ira Vishner) as defendants. The Amended Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Amended Complaint seeks certification of a class of persons who purchased the Company's Common Stock between July 2, 1997 and October 29, 1997, and does not specify the amount of damages sought. The Court has denied the defendants' motion to dismiss the Amended Complaint. The case is currently in discovery.

    GELFER CASE. In December 1998, a complaint also purporting to be a class action was filed with the Court after the Company's announcement on November 24, 1998 that it may be recording revenue adjustments to prior periods. In April 1999 the plaintiffs filed their First Amended Class Action Complaint ("Gelfer Complaint") in that action following the January 20, 1999 restatement. The Gelfer Complaint is filed against the Company, Alan Trefler, Ira Vishner, the former Chief Financial Officer and alleges violations of Section 10(b) and
Section 20(a) of the Exchange Act and Rule 10b-5 promulgated by the Commission thereunder. The Complaint is filed on behalf of a purported class of persons who purchased the Company's common stock between April 2, 1998 through November 24, 1998 and does not specify the amount of damages sought. The defendants filed their answer to the Gelfer Complaint after its motion to dismiss was denied.

    The Company intends to defend these actions vigorously, but no assurance can be given as to the outcomes. Management believes that it is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operations. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management time and attention. The Company's delay in filing its regular reports with the SEC and its announcement that it has adjusted previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services and may also have an adverse effect on the Company's financial position or results of operations.

    SEC INVESTIGATION. In May 1999, the Boston office of the Securities and Exchange Commission ("SEC") issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, which concerns past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998.

The Company has been cooperating fully with the Commission. The investigation is confidential and ongoing.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 1999, there were no matters submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of the Company's executive officers and certain information about them are set forth below as of December 31, 1999:

NAME                                       AGE      POSITION(S) AND OFFICE(S) HELD
----                                     --------   ------------------------------
Alan Trefler...........................     44      Chief Executive Officer and Director
Richard H. Jones.......................     48      President and Chief Operating Officer

Joseph J. Friscia......................     45      Vice President of Sales and Service

James P. O'Halloran....................     67      Vice President, Chief Financial Officer, Treasurer,
                                                    Clerk and Director

Kenneth Olson..........................     50      Vice President of Technical Development

Michael Pyle...........................     45      Vice President of Application Development

Ronald Rock (1)........................     40      Vice President of Electronic Commerce Solutions

Dean Webster...........................     46      Vice President of Channel Services

------------------------

(1) Effective March 30, 2000, Mr. Rock resigned from the Company.

    Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

    Alan Trefler, a founder of the Company, serves as Chief Executive Officer and has been a Director since the Company's organization in 1983. Prior thereto, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in economics and computer science from Dartmouth College.

    Richard H. Jones joined the Company in October 1999. Prior to joining the Company, he served as a chief asset management executive and member of the operating committee at Barnett Banks, Inc., and as CEO of Fleet Investment Services. His prior experience also includes serving as executive vice president with Fidelity Investments, and as a principal with the consulting firm of Booz, Allen & Hamilton. Mr. Jones holds an undergraduate degree from Duke University, with majors in both economics and management science. He also holds an M.B.A. degree from the Wharton School of the University of Pennsylvania.

    Joseph J. Friscia joined the Company in 1984 to establish its New York office. Mr. Friscia has served as Vice President of Sales and Service since 1987, and has recently undertaken responsibility for delivery of consulting and installation services. Prior to joining the Company, he worked as a money transfer operations manager with Bankers Trust Company and J. Henry Schroder Bank and Trust Company. Mr. Friscia holds a B.A. degree from Long Island University and an M.B.A. degree from Adelphi University.

    James P. O'Halloran joined the Company in April 1999. In June 1999 he was elected Senior Vice President, Chief Financial Officer, Treasurer, Clerk and Director. From 1991 to 1999, he served as President of G & J Associates, Ltd., a financial consulting firm. From 1956 to 1990, he was with the international accounting firm of Arthur Andersen LLP serving as an audit partner from 1967 to his retirement in 1990.

    Kenneth Olson has served as Vice President of Technical Development since 1983. Mr. Olson holds primary responsibility for the ongoing development of Pegasystems' technical foundation. Prior to Pegasystems, Mr. Olson's had extensive experience in the financial and computer services industry includes positions at TMI Systems Corporation, as well as the development and installation of software solutions in European and Middle Eastern markets. He holds a B.S. degree in the fields of Humanities and Science from the Massachusetts Institute of Technology.

    Mike Pyle has served as Vice President of Applications Development since 1990. Mr. Pyle joined Pegasystems in 1985 as a Manager of Application Development, and currently, oversees the Company's application design and engineering. Prior to joining Pegasystems, Mr. Pyle's professional background encompassed almost thirty years of software development and managerial experience throughout Europe and the United States. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the C.S. College in London.

    Ron Rock served as Senior Vice President of eStrategy. Mr. Rock joined Pegasystems in 1998 to manage the Company's Electronic Services Division, which provides integrated Internet-based self-service solutions. Prior to joining Pegasystems, Mr. Rock served as Vice President of Electronic Financial Services at Advanta Corporation, and was Director of Corporate Development for Kelly Services. Effective March 30, 2000, Mr. Rock resigned from the Company.

    Dean Webster serves as Vice President of Channel Partners. Mr. Webster joined Pegasystems in 1997 as Director of Global Services. In 1998, he was appointed Vice President of Global Software Services, and in 1999 became head of the Company's new Private Label Group. Prior to joining Pegasystems,
Mr. Webster was Regional Sales Manager for Programart Corporation. Mr. Webster has over 25 years experience in the software industry.

                                    PART II

ITEM 5
MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the range of high and low sales prices of the Company's common stock on the National Association of Security Dealers Automatic Quotation ("Nasdaq") National Market System for 1999 and 1998. The Company's common stock is traded under the Nasdaq Symbol "PEGA." As of March 16, 2000, the Company had approximately 59 stockholders of record and approximately 4,500 beneficial owners of the Company's common stock. On March 16, 2000, the closing sale price of the common stock was $18.63. The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain its earnings to finance future growth, and therefore does not anticipate paying any dividends in the foreseeable future.

                                                                HIGH       LOW
                                                              --------   --------
1999
First Quarter...............................................   $ 7.50     $ 4.16
Second Quarter..............................................   $11.94     $ 4.00
Third Quarter...............................................   $ 9.63     $ 7.57
Fourth Quarter..............................................   $11.69     $ 6.81

1998
First Quarter...............................................   $26.13     $15.38
Second Quarter..............................................   $31.88     $16.00
Third Quarter...............................................   $30.63     $14.75
Fourth Quarter..............................................   $17.63     $ 3.44

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. This data may not be indicative of the Company's future condition or results of operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Total revenue...............................  $ 76,629   $ 61,769   $ 44,361   $33,545    $22,247
Income (loss) from operations...............    (5,920)   (22,797)    (3,388)   10,019      3,257
Net income (loss)...........................    (2,410)   (11,618)     1,085     7,500      2,878
Earnings (loss) per share:
  Basic.....................................  $  (0.08)  $  (0.41)  $   0.04   $  0.30    $  0.12
  Diluted...................................  $  (0.08)  $  (0.41)  $   0.04   $  0.28    $  0.12
Weighted average number of common shares
  outstanding:
  Basic.....................................    28,947     28,604     28,284    24,802     23,490
  Diluted...................................    28,947     28,604     30,268    26,397     23,743

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash and cash equivalents......................  $30,004    $24,806    $52,005    $24,201    $   511
Working capital................................   41,888     33,883     62,708     34,364      4,393
Long-term license installments, net............   44,646     49,000     36,403     23,802     13,399
Total assets...................................  124,991    139,260    127,520     66,855     25,876
Long-term debt.................................       --         --         --         --        816
Stockholders' equity...........................  101,045    101,919    112,721     52,385     14,674

------------------------

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    During 1997, the Company recognized revenue in accordance with Statement of Position (SOP) 91-1, "Software Revenue Recognition", as issued by the American Institute of Certified Public Accountants (AICPA). Under SOP 91-1, revenue from software license arrangements was generally recognized upon delivery and product acceptance pursuant to non-cancellable license agreements, and was based on management's assessment that the collectibility of the long-term license installments was probable. Additionally, upon acceptance the Company must have had no significant remaining vendor obligations regarding the licensed software.

    Effective January 1, 1998, the Company adopted the provisions of SOP 97-2, "Software Revenue Recognition", as issued by the American Institute of Certified Public Accountants. Under SOP 97-2, software license fees are recognized upon customer acceptance of the software when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable and collectibility of the fee is probable. Maintenance revenue is recognized ratably over the term of the maintenance arrangement. SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and SOP 98-9 "Modification of SOP 97-2 with respect to Certain Transactions," issued by the AICPA during 1998, deferred and modified certain provisions of SOP 97-2. Beginning in 2000, all of the provisions of SOP 97-2, as modified, will be effective.

    The Company's revenue is derived from two sources: software license fees and service fees. Software license fees are generally payable on a monthly basis under license agreements, which generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon acceptance. For purposes of the present value calculations, the discount rate used has varied between 6.25% and 7.00% for the three years ended December 31, 1999. A portion of the fee from each arrangement is initially deferred and recognized as interest income over the rest of the license term.

    The Company's services revenue is comprised of fees for implementation, maintenance, training and consulting services. Software license customers are offered the ability to enter into a maintenance contract requiring the customer to pay a monthly maintenance fee over the term of the related license agreement. Maintenance fees are recognized ratably over the term of the maintenance agreement. The Company's software implementation agreements typically require the Company to provide a specified level of implementation services for a specified fee, typically with additional implementation services available at an hourly rate. Implementation fees are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined, which has typically occurred upon customer acceptance for fixed price projects and as incurred for time and material projects. The Company generally recognizes training and consulting fees as the services are provided. The Company does not defer costs related to the service elements for which revenue recognition has been deferred.

    In arrangements that include multiple elements (e.g., software license, implementation services, training, etc.), the total fees under the arrangement are deferred until such time as the fair value of each element to be delivered under the contract can be determined, which typically has occurred upon customer acceptance for fixed price projects and as incurred for time and material projects. The total revenue is allocated to the individual elements based on the relative fair values. Deferred revenue at December 31, 1999 consisted primarily of service fees from arrangements for which acceptance of the software license had not occurred and the fair value of free consulting hours committed by the Company that had not been performed.

    The Company's international revenues have fluctuated in the past due to the fact that such revenues have been largely attributable to a small number of product acceptances during a given period. International revenues were 21.4%, 22.6%, and 16.5% of total consolidated revenues in 1999, 1998, and 1997, respectively.

    Most of the Company's contracts are denominated in U.S dollars. The Company expects that in the future more of its contracts may be denominated in foreign currencies. The Company has not experienced any significant foreign exchange gains or losses, and the Company does not expect that foreign currency fluctuations will significantly affect its financial position or results of operations.

    The Company's business has historically experienced a lack of predictable revenues. The timing of revenue recognition is related to the completion of implementation services and acceptance of the licensed software by the customer, the timing of which has proven to be difficult to predict accurately.

    In 1999, there was a reduction in the size of the Company's sales force of almost 50%. Given the intense competition for qualified sales personnel and the significant amount of time required to train new sales personnel, this reduction may adversely affect the Company's ability to meet its future sales goals. In addition, because of the reduced size of the Company's sales force, the Company is more focused on closing larger but fewer license transactions than in the past. This may increase the volatility in the Company's quarterly operating results.

    On three separate occasions during the two-year period ended December 31, 1998, the Company discovered errors in its previously reported financial statements that required it to restate its quarterly or annual financial statements.

    In addition, on August 11, 1999, the Company announced the restatement of its financial statements for the year ended December 31, 1998 and the unaudited three-month period ended March 31, 1999. As part of the Company's closing for the three-month period ended June 30, 1999, the Company discovered errors in the previously released results of operations for the three-month periods ended December 31, 1998 and March 31, 1999. The errors, which were caused by incorrectly bookkeeping certain credit memos and cash receipts related to previously reversed or deferred revenue, resulted in an understatement of service revenue and an overstatement of costs for each of the periods effected. See Note 2 of Notes to the Consolidated Financial Statements.

    The Company's independent public accountants have identified in connection with their audits of the Company's 1997, 1998 and 1999 financial statements material weaknesses in the Company's internal control environment. See Note 1 of Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    As of January 1, 1999, the Company refined its method of classifying costs and expenses by directly charging costs to their appropriate functional classifications. During 1998 and 1997, all costs were allocated to the classifications using a method based on the classification's salaries. Results for 1998 and 1997 have been reclassified to conform with the current methodology.

    The following table sets forth for the years indicated the percentage of total revenue represented by certain items reflected in the Statements of Operations of the Company:

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1999           1998           1997
                                                              --------       --------       --------
Revenue:
  Software license..........................................    36.7 %          47.4 %        64.6%
  Services..................................................    63.3            52.6          35.4
                                                               -----          ------         -----
      Total revenue.........................................   100.0           100.0         100.0
                                                               -----          ------         -----
Cost of revenue:
  Cost of software license..................................     3.9             2.5           0.6
  Cost of services..........................................    41.7            46.2          30.6
                                                               -----          ------         -----
      Total cost of revenue.................................    45.6            48.7          31.2
                                                               -----          ------         -----
Gross profit................................................    54.4            51.3          68.8
                                                               -----          ------         -----
Operating expenses:
  Research and development..................................    25.9            38.6          30.5
  Selling and marketing.....................................    24.9            30.7          29.4
  General and administrative................................    11.3            18.9          16.5
                                                               -----          ------         -----
      Total operating expenses                                  62.1            88.2          76.4
                                                               -----          ------         -----
Loss from operations........................................    (7.7)          (36.9)         (7.6)
Interest income,net.........................................     6.1             7.6          11.5
Other income,net............................................     0.4             0.1            --
                                                               -----          ------         -----
Income (loss) before provision (benefit) for income taxes...    (1.2)          (29.2)          3.9
Provision (benefit) for income taxes........................     1.9           (10.4)          1.5
                                                               =====          ======         =====
Net income (loss)...........................................    (3.1)%         (18.8)%         2.4%
                                                               =====          ======         =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUE

    Total revenue for 1999 increased 24.1% to $76.6 million from $61.8 million for 1998. The increase was primarily due to the recognition of revenue that had previously been deferred from projects that were completed during 1999.

    Software license revenue for 1999 decreased 3.9% to $28.1 million from $29.3 million for 1998. The decrease in software license revenue was attributable to prospect hesitance to expend resources due to their own concern regarding the "Year 2000" problem and due to their concerns regarding the Company's ongoing SEC investigation, and reclassifications to service revenue because the fair value of revenue associated with implementing the licensed software was greater than expected.

    Services revenue for 1999 increased 49.2% to $48.5 million from $32.5 million for 1998. The increase in services revenue was primarily attributable to additional consulting services provided to existing customers, the recognition of previously deferred revenue from service projects that were completed, and the reclassification of certain revenue that would otherwise have been classified as license revenue because the fair value of revenue associated with implementing the license software was greater than expected, and to a lesser extent, increased maintenance revenue from a larger installed product base.

    COST OF REVENUE

    Cost of software license consists of amortization expense related to a stock purchase warrant and purchased software costs, license fees associated with third party software, and costs of product media, duplication and packaging. Cost of software license for 1999 increased 94.1% to $3.0 million from $1.6 million for 1998, and increased as a percentage of total revenue to 3.9% for 1999 from 2.5% for 1998. As a percentage of software license revenue, cost of software license increased to 10.7% for 1999 from 5.3% for 1998. These increases were due primarily to $2.3 million of amorization related to purchased software. Amounts amortized prior to the sale of products incorporating the related purchased software were treated as research and development expenses. Product sales incorporating such software began in the fourth quarter of 1998. The software is being amortized through December 31, 2002. In addition, costs of $0.5 million were incurred related to the purchase of third-party software which was subsequently resold to a customer as part of a license arrangement.

    Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for 1999 increased 11.9% to $31.9 million from $28.5 million for 1998. This increase was due to costs associated with increased staffing, such as compensation, facilities and equipment-related costs, which resulted from transferring certain research and development staff to the Company's client services and software service group early in 1999. Cost of services as a percentage of total revenue decreased to 41.7% for 1999 from 46.2% for 1998, and decreased as a percentage of services revenue to 65.8% for 1999 from 87.8% for 1998. The resulting increase in gross margin was primarily due to the recognition of previously deferred services revenue and the allocation of total payments under customer arrangements to services revenue, the associated costs of which were in both cases recognized as incurred.

    OPERATING EXPENSES

    Research and development expenses consist primarily of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for 1999 decreased 16.8% to $19.8 million from $23.8 million for 1998. As a percentage of total revenue, research and development expenses decreased to 25.9% for 1999 from 38.5% for 1998. These decreases were primarily due to lower payroll and travel-related costs as certain research and development staff were transferred to the Company's client services group in early 1999, and lower software amortization costs. During the first three quarters of 1998, the Company had recorded approximately
$1.4 million of amortization of purchased software acquired by the Company in June 1997. Amounts amortized subsequent to the sale of products incorporating the related purchased software were treated as cost of software license. Product sales incorporating such software began in the fourth quarter of 1998.

    Selling and marketing expenses for 1999 increased 0.7% to $19.1 million from $19.0 million for 1998. As a percentage of total revenue, however, selling and marketing expenses decreased to 24.9% for 1999 from 30.7% for 1998 due to the recognition of previously deferred revenue in 1999, the associated selling and marketing expenses of which were recognized in 1998. Although overall staffing levels within the sales and marketing organization remained consistent with 1998 levels, there was a large decrease in the number of sales personnel which was offset by a large increase in the number of marketing personnel.

    General and administrative expenses for 1999 decreased 25.7% to $8.7 million from $11.7 million for 1998 and decreased as a percentage of total revenue to 11.3% for 1999 from 18.9% for 1998. These decreases resulted from a negative provision for bad debts for the year of $0.7 million due to a reduction of $2.7 million in the allowance for doubtful accounts that occurred in the fourth quarter of 1999. This reduction resulted from the resolution of certain customer projects and an increased focus on the collection processes which took full effect in the fourth quarter of 1999. See Note 3 of Notes to Consolidated Financial Statements.

    INTEREST INCOME, NET

    Interest income, net, which consists of the portion of all license fees due and received under software license agreements that was not recognized upon product acceptance or license renewal, and interest income received on cash and cash equivalents, decreased 1.0% to $4.67 million from $4.72 million in 1998. The decrease was due to lower interest income generated on cash and cash equivalents, offset by increased interest income due from increased license fee billings.

    OTHER INCOME, NET

    Other income, net, which consists primarily of reseller development funds received from third-party resellers of computer hardware products and mark to market gains or losses on foreign denominated accounts receivable, increased 619.1% to $0.3 million for 1999 from $47 thousand for 1998 due to an increase in the reseller development funds earned.

    PROVISION FOR INCOME TAXES

    The provision for federal and foreign income tax was $1.5 million in 1999. The benefit for federal, state and foreign income taxes was $6.4 million in 1998. At December 31, 1999, the Company had $47.5 million in net operating loss carryforwards and $3.0 million of AMT and research and experimentation tax credit carryforwards available to offset future taxable income. See Note 9 of Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUE

    Total revenue for 1998 increased 39.2% to $61.8 million from $44.4 million for 1997. The increase was primarily due to an increase in services revenue.

    Software license revenue for 1998 increased 2.1% to $29.3 million from $28.7 million for 1997. The increase in software license revenue was primarily attributable to software license acceptances by new customers and software license agreement renewals by existing customers. Significant deferrals of license revenue occurred to coincide with the timing of customer acceptance and the completion of implementation services. Total deferred revenue increased by approximately $19.7 million, a majority of which was related to software license revenue.

    Services revenue for 1998 increased 107.0% to $32.5 million from $15.7 million for 1997. The increase in services revenue was primarily attributable to additional consulting services provided to existing customers, increased implementation services for new customers, and to a lesser extent, increased maintenance revenue from a larger installed product base. Due to the Company's ability to enter into larger software license transactions, the size of corresponding services transactions increased.

    COST OF REVENUE

    Cost of software license consists of amortization expense related to a stock purchase warrant and purchased software costs, royalty payments to third party software vendors, and costs of product media, duplication and packaging. Cost of software license for 1998 increased 463.4% to $1.6 million from $0.3 million for 1997, and increased as a percentage of total revenue to 2.5% for 1998 from 0.6% for 1997. As a percentage of software license revenue, cost of software license increased to 5.3% for 1998 from 1.0% for 1997. These increases were primarily due to the costs of licensing third-party software and amortization costs associated with a stock purchase warrant issued by the Company in June 1997, which costs are being amortized through December 31, 2002.

    Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for 1998 increased 110.5% to $28.5 million from $13.6 million for 1997. Cost of services as a percentage of total revenue increased to 46.2% for 1998 from 30.6% for 1997 due to higher project costs. These increases in cost of services were mainly due to increased staffing in the Company's client services group.

    OPERATING EXPENSES

    Research and development expenses consist primarily of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for 1998 increased 76.1% to $23.8 million from $13.5 million for 1997. The increase in research and development expenses was due to the hiring of additional development personnel in the Company's research and development group. As a percentage of total revenue, research and development expenses increased to 38.5% for 1998 from 30.5% for 1997. These increases were due to the additional investments in integrating the Company's products with the Internet and intranets, developing standard application programming interfaces, and enhancing product quality and ease-of-use.

    Selling and marketing expenses for 1998 increased 45.3% to $19.0 million from $13.1 million for 1997. As a percentage of total revenue, selling and marketing expenses increased to 30.7% for 1998 from 29.5% for 1997. Such increases were attributable to the hiring of additional direct sales and marketing personnel and increased sales commission payments attributable to higher sales. During 1998, the Company continued to build its sales and marketing infrastructure in its domestic and international offices.

    General and administrative expenses for 1998 increased 59.3% to $11.7 million from $7.3 million for 1997 and increased as a percentage of total revenue to 18.9% for 1998 from 16.5% for 1997. Such increases were due to increased staffing in the accounting, computer systems and facilities management groups needed to support the Company's growth; however, a significant portion of the increase was due to increased professional fees. Such professional fees were incurred as a result of additional interim audit services performed in association with the financial restatements, the year end annual audit and legal costs associated with ongoing class action litigation.

    INTEREST INCOME, NET

    Interest income, net, which consists of the portion of all license fees due and received under software license agreements that was not recognized upon product acceptance or license renewal, and interest income received on cash and cash equivalents, decreased 8.1% to $4.7 million from $5.1 million in 1998. The decrease was due to lower interest income generated on cash and cash equivalents, offset by increased interest income due to increased license fee billings.

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

Net proceeds to the Company from such second public offering were approximately $51.9 million. At December 31, 1999, the Company had cash and cash equivalents of approximately $30.0 million and working capital of approximately
$41.9 million.

    Net cash provided by (used in) operating activities for the years ended December 31, 1999, 1998 and 1997 was $6.3 million, $(19.5) million, and
$(10.0) million, respectively. In 1999, cash provided by operating activities was primarily attributable to a reduction in accounts receivable of $15.7 million offset by operating cash losses. The increase in cash from operating activities resulted from improved billing practices which reduced the time between when services are performed and when such services are billed, and intensified collection efforts.

    Net cash used in investing activities for the years ended December 31, 1999, 1998 and 1997 was $2.6 million, $8.0 million and $14.5 million, respectively. The decrease in 1999 occurred because, during 1998 and 1997, the Company purchased significant property and equipment, consisting mainly of computer hardware and software and furniture and fixtures, to support the expansion of certain facilities and the Company's growing employee base.

    Net cash provided by financing activities for the years ended December 31, 1999, 1998 and 1997 was $1.2 million, $0.4 million and $52.6 million, respectively. In 1999, this was primarily attributable to the exercise of stock options and the sale of stock under the Company's Employee Stock Purchase Plan; in 1998, this was attributable to the exercise of stock options; and in 1997, this was attributable primarily to the proceeds from a secondary public offering of common stock.

    In addition to cash used for investing activities, the Company has operating leases for office space and equipment. At December 31, 1999, the Company's commitments under non-cancellable operating leases totaled $4.0 million, $4.0 million and $4.0 million and $2.6 million for 2000, 2001, 2002, and thereafter. The Company's total expense under such leases was $5.2 million, $5.1 million and $3.0 million for 1999, 1998, and 1997, respectively. See Note 8 of Notes to Consolidated Financial Statements.

    The Company believes that current cash and cash equivalents will be sufficient to fund the Company's operations for the near term. There can be no assurance however, that changes in the Company's plans or other events affecting the Company's operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as required by the Company.

EFFECT OF THE "YEAR 2000" ISSUE

    As of the date of this filing, we have not incurred any significant business disruptions nor have we encountered any significant issues with respect to our software products as a result of year 2000 issues. However, while no such significant occurrence has developed, year 2000 issues that may arise related to key suppliers and service providers may not become apparent immediately. We have received assurances from key suppliers and service providers such as financial institutions, our payroll service provider and our retirement plan administrator as to their year 2000 readiness. We can provide no assurance that we will not be adversely affected by these suppliers and service providers due to noncompliance in the future. We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, the costs have not been material.

INFLATION

    Inflation has not had a significant impact on the Company's operating results to date, and the Company does not expect it to have a significant impact in the future. The Company's unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.

SIGNIFICANT CUSTOMERS

    In 1999 and 1998 respectively, the Company had one customer that accounted for 12.5% and 17.2% of the Company's total consolidated revenue. In 1997, the Company had two customers that accounted for 13.7% and 10.0%, respectively, of the Company's total consolidated revenue.

FORWARD-LOOKING STATEMENTS

    This Annual Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Some of the important risks and uncertainties that may cause the Company's operating results to differ materially or adversely are discussed below.

    THE COMPANY FACES LITIGATION. Negative publicity resulting from the Company's delayed SEC filings and its restatements of prior period financial statements have made sales more difficult to close. The Company is presently a defendant in two private securities litigation matters. Although the Company intends to defend these actions vigorously, no assurance can be given as to the outcomes. It is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operation. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management time and attention. The Company's delays in SEC filings and adjustments made to previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services.

    THE COMPANY IS BEING INVESTIGATED BY THE SECURITIES AND EXCHANGE
COMMISSION. Since May of 1999, the Boston office of the Securities and Exchange Commission ("SEC") issued a Formal Order of Private Investigation of the Company and certain individuals, currently or formerly associated with the Company, are presently being investigated by the SEC concerning past accounting matters, financial reports and other public disclosures and trading activity in the Company's securities during 1997 and 1998. Such investigation may result in the SEC imposing fines on the Company or taking other measures that may have a material adverse impact on the Company's financial position or results of operations. In addition, regardless of the outcome of the investigation, it is likely that the Company will incur substantial defense costs and that such investigation will cause a diversion of management time and attention. Finally, the negative publicity resulting from the investigation has made and may continue to make it more difficult for the Company to close sales, which in turn could have a material adverse impact on the Company's financial position or results of operations.

    THE COMPANY CONTINUES TO HAVE MATERIAL WEAKNESSES IN ITS INTERNAL CONTROL ENVIRONMENT. The Company's independent public accountants have identified in connection with their audits of the Company's 1997, 1998 and 1999 financial statements material weaknesses in the Company's internal control environment. In connection with the completion of the 1999 audit, they informed the Company that their management letter would include a recommendation to, among other things, strengthen the resources in the Company's finance organization to improve financial accounting and internal controls. Although the Company is actively seeking to hire additional qualified personnel into such organization, these efforts have proved to be difficult and there can be no assurance that the Company will be successful in these efforts in the near term. The inability to hire such personnel could have a material adverse impact on the Company's reputation and on its financial condition and results of operations.

    THE COMPANY'S STOCK PRICE HAS BEEN VOLATILE. Quarterly results have and are likely to fluctuate significantly. The market price of the Company's common stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, statements and ratings by financial analysts, overall market performance and the outcome of litigation, will have a significant effect on the price for shares of the Company's common stock. Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future. The Company plans product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only a small portion of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

    THE TIMING OF LICENSE REVENUES IS RELATED TO THE COMPLETION OF IMPLEMENTATION SERVICES AND PRODUCT ACCEPTANCE BY THE CUSTOMER, THE TIMING OF WHICH HAS BEEN DIFFICULT TO PREDICT ACCURATELY. There can be no assurance that Pegasystems will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts' expectations. Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect a policy of recognizing revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed payments due during the term. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from one to six months but in some cases significantly longer. Risks over which the Company has little or no control, including customers' budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes dictated by customers may delay product implementation and revenue recognition.

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

    THE COMPANY'S GROWTH STRATEGY REQUIRES EXPANSION INTO NEW VERTICAL
MARKETS. The results of this strategy are uncertain. A critical part of the Company's growth strategy is to continue selling products to markets other than financial services, such as insurance, telecommunications, and health care. The Company will need to hire additional personnel with expertise in these other markets and otherwise invest in people and technologies to facilitate this expansion. Deterioration in economic or market conditions generally may also adversely affect the demand by customers in these other markets. There can be no assurance that the Company will be successful in selling products to these other markets or in continuing to attract and retain personnel with the necessary industry expertise. Inability to effectively penetrate these other markets could have an adverse effect on future financial performance.

    IF EXISTING CUSTOMERS DO NOT RENEW THEIR LICENSES, THE COMPANY'S FINANCIAL RESULTS MAY SUFFER. A significant portion of total revenue has been attributable to license renewals. While historically a substantial majority of customers have renewed their licenses, there can be no assurance that a substantial majority of customers will continue to renew expiring licenses. A decrease in license renewals absent offsetting revenue from other sources would have a material adverse effect on future financial performance. In addition, possible transition to a prepaid extended term license may have a material adverse impact on the amount of license renewal revenues in future periods.

    THE COMPANY DEPENDS ON CERTAIN KEY PERSONNEL, AND MUST BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN THE FUTURE. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales and marketing personnel, including Mr. Trefler, the Company's Chief Executive Officer. The loss of key personnel could adversely affect financial performance. The Company does not have any significant key-man life insurance on any officers or employees and does not plan to put any in place. The Company's success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain its products is limited, and competition for their services is intense, and there can be no assurance that the Company will be able to attract and retain such personnel. If the Company is unable to do so, the Company's business, operating results, and financial condition could be materially adversely affected. Several senior managers of the Company have resigned over the last year.

    THE MARKET FOR THE COMPANY'S OFFERINGS IS INCREASINGLY AND INTENSELY COMPETITIVE, RAPIDLY CHANGING, AND HIGHLY FRAGMENTED. The market for customer relationship management software and related implementation, consulting and training services is intensely competitive and highly fragmented. The Company currently encounters significant competition from internal information systems departments of potential or existing customers that develop custom software. It also competes with companies that target the customer interaction and workflow markets and professional services organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote and distribute products and provide related consulting and training services. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially adversely affect its business, operating results, and financial condition.

    THE COMPANY MUST MANAGE INCREASED BUSINESS COMPLEXITY AND GROWTH EFFECTIVELY. The business has grown in size, geographic scope and complexity and product offerings and the customer base has expanded. This growth and expansion has placed, and is expected to continue to place, a significant strain on management, operations and capital needs. Continued growth will require the Company to hire, train and retrain many employees in the United States and abroad, particularly additional sales and financial personnel. The Company will also need to enhance its financial and managerial controls and reporting systems. There can be no assurance that the Company will attract and retain the personnel necessary to meet its business challenges. Failure to manage growth effectively may materially adversely affect future financial performance.

    THE COMPANY SUFFERED RECENT ATTRITION IN ITS SALES FORCE. In 1999, there was a reduction in the size of the Company's sales force of almost 50%. Given the intense competition for qualified sales personnel and the significant amount of time required to train new sales personnel, this reduction may adversely affect the Company's ability to meet its future sales goals. In addition, because of the reduced size of the Company's sales force, the Company is more focused on closing larger but fewer license transactions than in the past. This may increase the volatility in the Company's quarterly operating results.

    THE COMPANY RELIES ON CERTAIN THIRD PARTY RELATIONSHIPS. The Company has a number of relationships with third parties that are significant to sales, marketing and support activities and product development efforts. The Company relies on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen the Company's products through the use of industry-standard tools and utilities. The Company also has relationships with third parties that distribute its products. In particular, the Company relies on its relationship with First Data Corporation for the distribution of products to the credit card and mutual fund markets and on Carreker-Antinori, Inc. for the distribution of its products to the banking industry. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with those of the Company in the future or will not otherwise end their relationships with or support of the Company.

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

    THE EURO'S ADOPTION IMPOSES PRODUCT AND MARKET RISKS. A new currency, the "Euro", was introduced in certain Economic and Monetary Union ("EMU") countries in early 1999. It is expected that by 2002 (at the latest) all participating EMU countries will use the Euro as their single currency. As a result, software used by many companies headquartered or maintaining a subsidiary in a participating EMU country is expected to be Euro-enabled. In less than three years, all companies headquartered or maintaining a subsidiary in an EMU country will need to be Euro-enabled. These changes will change budgetary, accounting and fiscal systems in companies and public administration, and require the simultaneous handling of parallel currencies and conversion of legacy data. These requirements (and the fact that the final rules and regulations are not yet available) may curb market demand for the Company's products because the budgets and priorities of its customers and prospective customers may change. The Company is monitoring the rules and regulations as they become known in order to make any changes to its software products that the Company deems necessary to comply with such rules and regulations. Although the Company believes that its most recent products address these requirements, there can be no assurance that, once the final rules and regulations are completed, the Company's software will contain all of the necessary changes or meet all of the Euro requirements. Any inability to comply with the Euro requirements could have an adverse effect on the Company's business, operating results and financial condition.

    THE COMPANY FACES RISKS FROM OPERATIONS AND CUSTOMERS BASED OUTSIDE OF THE U.S. Sales to customers headquartered outside of the United States represented approximately 21.4%, 22.6%, and 16.5% of the Company's total revenue in 1999, 1998, and 1997, respectively. The Company, in part through its wholly-owned subsidiaries based in the United Kingdom, Singapore, Sweden and Australia, markets products and renders consulting and training services to customers based in Canada, the United Kingdom, France, Switzerland, Ireland, Luxembourg, Mexico, Sweden, Australia, Austria, Hong Kong and Singapore. The Company has established offices in continental Europe and in Australia. The Company believes that its continued growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. The Company anticipates hiring additional personnel to accommodate international growth, and the Company may also enter into agreements with local distributors, representatives, or resellers. If the Company is unable to do one or more of these things in a timely manner, the Company's growth, if any, in its foreign operations will be restricted, and the Company's business, operating results, and financial condition could be materially and adversely affected.

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

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk represents the risk of loss that may affect the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily the result of fluctuations in foreign exchange rates. The Company has not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

    The Company derived approximately 21.4% of its total revenue in 1999 from sales to customers based outside of the United States. Certain of the Company's international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although the Company's sales denominated in foreign currencies in 1999 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such foreign currencies.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statement schedules are set forth in Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K and are filed herewith.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the Directors of the Company is set forth in the section entitled "Election of Directors" in the 2000 Proxy Statement, which section is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I, immediately following
Item 4, of this Report under the caption "Executive Officers of the Registrant." Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement, which section is incorporated herein by reference.

ITEM 11
EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth in the sections entitled "Director Compensation," "Executive Compensation," "Option Grants," "Aggregated Option Exercises and Year-End Option Table," and "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to ownership of equity securities of the Company by certain beneficial owners and management is set forth in the section entitled "Principal and Management Stockholders" in the 2000 Proxy Statement, which section is incorporated herein by reference.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is set forth in the section entitled "Certain Transactions" in the 2000 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements

   The following consolidated financial statements are required to be filed as part of this report:

ITEM

           Report of Independent Public Accountants

           Consolidated Balance Sheets at December 31, 1999 and 1998

          Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

       (2) Financial Statement Schedules

       All financial statement schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedule or because the information is reflected in the consolidated financial statements or notes thereto.

       (3) Exhibits

       The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K

       No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PEGASYSTEMS INC.
Date: April 2, 2000

                                                       By:           /s/ JAMES P. O'HALLORAN
                                                            -----------------------------------------
                                                                       James P. O'Halloran,
                                                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                             OFFICER, TREASURER, CLERK, AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on April 2, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
              /s/ ALAN TREFLER                 Chairman, Chief Executive Officer,
    ------------------------------------         and Director (principal
                Alan Trefler                     executive officer)

                                               Vice President, Chief Financial
           /s/ JAMES P. O'HALLORAN               Officer, Treasurer, Clerk and
    ------------------------------------         Director (principal financial
             James P. O'Halloran                 officer and chief accounting
                                                 officer)

            /s/ STEVEN F. KAPLAN
    ------------------------------------       Director
              Steven F. Kaplan

            /s/ EDWARD A. MAYBURY
    ------------------------------------       Director
              Edward A. Maybury

            /s/ EDWARD B. ROBERTS
    ------------------------------------       Director
              Edward B. Roberts

         /s/ LEONARD A. SCHLESINGER
    ------------------------------------       Director
           Leonard A. Schlesinger

                                PEGASYSTEMS INC.
                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        3.3.*           Restated Articles of Organization of the Registrant.

        3.4.*           Restated By-Laws of the Registrant.

        4.1.*           Specimen certificate representing the Common Stock.

       10.1.**          Amended and Restated 1994 Long-Term Incentive Plan.

       10.2.**          1996 Non-Employee Director Stock Option Plan.

       10.3.**          1996 Employee Stock Purchase Plan.

       10.13.*          Lease Agreement dated February 26, 1993 between the
                        Registrant and Riverside Office Park Joint Venture.

       10.14.* Amendment Number 1 to Lease Agreement dated August 7, 1994 between the Registrant and Riverside Office Park Joint
                        Venture.

       10.15.+ Warrant agreement dated June 27, 1997 by and between the Registrant and First Data Resources Inc.

       21.1             Subsidiaries of the Registrant.

       23.1.            Consent of Arthur Andersen LLP.

       27.1.            Financial Data Schedule--1999.

------------------------

* Filed as exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference to the same exhibit number.

+ Filed as exhibit 10.15 to the Registrant's Form 10-K for 1997 and incorporated herein by reference to the same exhibit number.

** Filed in the Company's 1998 Proxy Statement and incorporated herein by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pegasystems Inc.:

    We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As further discussed in Note 10, two class action lawsuits have been filed by certain stockholders against the Company and certain of its current and former officers and directors, the outcome of which is uncertain at this time. Management believes that it is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operations. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management's time and attention. The Company's delays in SEC filings and adjustments made to previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services and may also have an adverse effect on the Company's financial position or results of operations.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pegasystems Inc. and its subsidiaries as of December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP
             -------------------------------------------------------------------

Boston, Massachusetts
March 27, 2000

                                PEGASYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 30,004   $ 24,806
  Trade and installment accounts receivable, net of
    allowance for doubtful accounts of $1,026 in 1999 and
    $2,753 in 1998..........................................    32,814     43,478
  Prepaid expenses and other current assets.................     1,676      1,954
                                                              --------   --------
    Total current assets....................................    64,494     70,238

Long-term license installments..............................    44,646     49,000
Equipment and improvements, net.............................     8,335     10,044
Purchased software and other, net...........................     7,516      9,978
                                                              --------   --------
    Total assets............................................  $124,991   $139,260
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 13,643   $ 14,808
  Deferred revenue..........................................     8,765     21,424
  Current portion of capital lease obligations..............       198        123
                                                              --------   --------
    Total current liabilities...............................    22,606     36,355

Commitments and Contingencies (Notes 8 and 10)
Deferred income taxes.......................................     1,000        750
Capital lease obligations, net of current portion...........       253        202
Other long-term liabilities.................................        87         34
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; no shares issued and outstanding............        --         --
  Common stock, $.01 par value, 45,000,000 shares
    authorized; 28,995,821 shares and 28,683,100 shares
    issued and outstanding in 1999 and 1998, respectively...       290        287
  Additional paid-in capital................................    88,941     87,757
  Deferred compensation.....................................       (18)       (36)
  Stock warrant.............................................     2,897      2,897
  Retained earnings.........................................     9,079     11,489
  Accumulated other comprehensive loss......................      (144)      (475)
                                                              --------   --------
    Total stockholders' equity..............................   101,045    101,919
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $124,991   $139,260
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements

                                PEGASYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  Software license..........................................  $28,123    $ 29,259   $28,657
  Services..................................................   48,506      32,510    15,704
                                                              -------    --------   -------
    Total revenue...........................................   76,629      61,769    44,361
                                                              -------    --------   -------
Cost of revenue:
  Cost of software license..................................    3,018       1,555       276
  Cost of services..........................................   31,928      28,544    13,559
                                                              -------    --------   -------
    Total cost of revenue...................................   34,946      30,099    13,835
                                                              -------    --------   -------
Gross profit................................................   41,683      31,670    30,526
Operating expenses:
  Research and development..................................   19,810      23,809    13,517
  Selling and marketing.....................................   19,115      18,980    13,067
  General and administrative................................    8,678      11,678     7,330
                                                              -------    --------   -------
    Total operating expenses................................   47,603      54,467    33,914
                                                              -------    --------   -------
Loss from operations........................................   (5,920)    (22,797)   (3,388)
Interest income, net........................................    4,672       4,721     5,137
Other income, net...........................................      338          47        --
                                                              -------    --------   -------
Income (loss) before provision (benefit) for income taxes...     (910)    (18,029)    1,749
Provision (benefit) for income taxes........................    1,500      (6,411)      664
                                                              -------    --------   -------
    Net income (loss).......................................  $(2,410)   $(11,618)  $ 1,085
                                                              =======    ========   =======
Earnings (loss) per share:
  Basic.....................................................  $ (0.08)   $  (0.41)  $  0.04
                                                              =======    ========   =======
  Diluted...................................................  $ (0.08)   $  (0.41)  $  0.04
                                                              =======    ========   =======
Weighted average number of common shares outstanding:
  Basic.....................................................   28,947      28,604    28,284
                                                              =======    ========   =======
  Diluted...................................................   28,947      28,604    30,268
                                                              =======    ========   =======

  The accompanying notes are an integral part of these consolidated financial statements

                                PEGASYSTEMS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          COMMON                                                                   ACCULUATED
                                           STOCK                ADDITIONAL                  DEFERRED                  OTHER
                                         NUMBER OF               PAID-IN       DEFERRED      STOCK     RETAINED   COMPREHENSIVE
                                          SHARES      AMOUNT     CAPITAL     COMPENSATION   WARRANT    EARNINGS       LOSS
                                         ---------   --------   ----------   ------------   --------   --------   -------------
Balance at December 31, 1996..........    26,392       $264      $30,206         $(73)       $   --    $ 22,022       $ (34)
Issuance of common stock, net of
  issuance costs of $485,198..........     1,837         18       51,925
Exercise of stock options.............       316          3          638
Tax benefit from exercise of stock
  options.............................                             4,072
Foreign currency translation
  adjustment..........................                                                                                 (320)
Amortization of deferred
  compensation........................                                             18
Issuance of stock warrant.............                                                        2,897
Net income............................                                                                    1,085
                                          ------       ----      -------         ----        ------    --------       -----
Comprehensive income..................
Balance at December 31, 1997..........    28,545        285       86,841          (55)        2,897      23,107        (354)
Exercise of stock options.............       138          2          429
Tax benefit from exercise of stock
  options.............................                               487
Foreign currency translation
  adjustment..........................                                                                                 (121)
Amortization of deferred
  compensation........................                                             19
Net loss..............................                                                                  (11,618)
                                          ------       ----      -------         ----        ------    --------       -----
Comprehensive loss....................
Balance at December 31, 1998..........    28,683        287       87,757          (36)        2,897      11,489        (475)
Exercise of stock options.............       222          2          664
Issuance of stock under Employee Stock
  Purchase Plan.......................        91          1          434
Issuance of compensatory stock
  option..............................                                86
Foreign currency translation
  adjustment..........................                                                                                  331
Amortization of deferred
  compensation........................                                             18
Net loss..............................                                                                   (2,410)
                                          ------       ----      -------         ----        ------    --------       -----
Comprehensive loss....................
Balance at December 31, 1999..........    28,996       $290      $88,941         $(18)       $2,897    $  9,079       $(144)
                                          ======       ====      =======         ====        ======    ========       =====

                                         TOTAL
                                         STOCK-        TOTAL
                                        HOLDERS'   COMPREHENSIVE
                                         EQUITY    INCOME (LOSS)
                                        --------   -------------
Balance at December 31, 1996..........  $ 52,385      $    --
Issuance of common stock, net of
  issuance costs of $485,198..........    51,943
Exercise of stock options.............       641
Tax benefit from exercise of stock
  options.............................     4,072
Foreign currency translation
  adjustment..........................      (320)        (320)
Amortization of deferred
  compensation........................        18
Issuance of stock warrant.............     2,897
Net income............................     1,085        1,085
                                        --------      -------
Comprehensive income..................                    765
Balance at December 31, 1997..........   112,721
Exercise of stock options.............       431
Tax benefit from exercise of stock
  options.............................       487
Foreign currency translation
  adjustment..........................      (121)        (121)
Amortization of deferred
  compensation........................        19
Net loss..............................   (11,618)     (11,618)
                                        --------      -------
Comprehensive loss....................                (11,739)
Balance at December 31, 1998..........   101,919
Exercise of stock options.............       666
Issuance of stock under Employee Stock
  Purchase Plan.......................       435
Issuance of compensatory stock
  option..............................        86
Foreign currency translation
  adjustment..........................       331          331
Amortization of deferred
  compensation........................        18
Net loss..............................    (2,410)      (2,410)
                                        --------      -------
Comprehensive loss....................                $(2,079)
Balance at December 31, 1999..........  $101,045
                                        ========

  The accompanying notes are an integral part of these consolidated financial statements

                                PEGASYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (2,410)  $(11,618)  $  1,085
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Provision (benefit) for deferred income taxes...........       250     (6,596)       722
    Depreciation and amortization...........................     6,833      5,595      3,159
    Provision for (reduction in) doubtful accounts..........      (727)     2,165      1,938
    Issuance of compensatory stock option...................        86         --         --
    Change in operating assets and liabilities:
      Trade and installment accounts receivable.............    15,745    (37,921)   (20,276)
      Prepaid expenses and other current assets.............       278       (440)      (279)
      Accounts payable and accrued expenses.................    (1,165)     9,663      1,978
      Deferred revenue......................................   (12,659)    19,670      1,701
      Other long-term liabilities...........................        53        (34)        --
                                                              --------   --------   --------

        Net cash provided by (used in) operating
          activities........................................     6,284    (19,516)    (9,972)

Cash flows from investing activities:
  Purchase of equipment and improvements....................    (2,766)    (7,376)    (4,488)
  Purchased software and other..............................       122       (617)   (10,000)
                                                              --------   --------   --------
        Net cash used in investing activities...............    (2,644)    (7,993)   (14,488)

Cash flows from financing activities:
  Payments of capital lease obligations.....................       126         --         --
  Issuance of common stock, net.............................        --         --     51,943
  Exercise of stock options.................................       666        431        641
  Sale of stock under Employee Stock Purchase Plan..........       435         --         --
                                                              --------   --------   --------
        Net cash provided by financing activities...........     1,227        431     52,584

Effect of exchange rate on cash and cash equivalents........       331       (121)      (320)
                                                              --------   --------   --------
        Net increase (decrease) in cash and cash
          equivalents.......................................     5,198    (27,199)    27,804
Cash and cash equivalents, at beginning of year.............    24,806     52,005     24,201
                                                              --------   --------   --------
Cash and cash equivalents, at end of year...................  $ 30,004   $ 24,806   $ 52,005
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during period:
    Interest................................................  $     32   $      9   $      7
    Income taxes............................................  $     28   $     84   $     13
                                                              --------   --------   --------
  Non-cash financing activity:
    Issuance of stock warrant...............................  $     --   $     --   $  2,897
                                                              ========   ========   ========
    Equipment acquired under capital lease..................  $    280   $    325   $     --
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                PEGASYSTEMS INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES

(a) BUSINESS

    Pegasystems Inc. (the "Company") develops, markets, licenses and supports customer relationship management (CRM) software that enables transaction intensive-organizations to manage a broad array of customer interactions. The Company also offers consulting, training, and maintenance and support services to facilitate the installation and use of its solutions.

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

    Following the December 31, 1997 and 1998 audits, the Company received a management letter from its independent public accountants that identified material weaknesses in the Company's internal control environment.

    In connection with the completion of the December 31, 1999 audit, the independent public accountants have informed the Company that their management letter will again communicate material weaknesses in the internal control environment. The independent public accountants have further informed the Company that their management letter will include recommendations to strengthen the resources in the finance organization to improve financial accounting and internal controls, and in particular to improve the controls and procedures over the customer service project implementation process that has resulted in the Company's inability to reasonably estimate the fair value of services to be provided under project implementations until customer acceptance.

(C) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pegasystems Limited (a United Kingdom company), Pegasystems Company (a Canadian company), Pegasystems Worldwide Inc. (a United States corporation), GDOO (a Swedish company), Pegasystems Pty Ltd. (an Australian company), Pegasystems Investments Inc. (a United States corporation) and Pegasystems Private Limited (a Singapore company). All intercompany accounts and transactions have been eliminated in consolidation.

(D) FOREIGN CURRENCY TRANSLATION

    The translation of assets and liabilities of the Company's foreign subsidiaries is made at year-end exchange rates, while revenue and expense accounts are translated at the average exchange rates for the respective years ended. The resulting translation adjustments are reflected as a separate component of accumulated other comprehensive loss.

    Realized and unrealized exchange gains or losses from transaction adjustments are reflected in other income, net in the accompanying statements of operations and are not material.

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(E) REVENUE RECOGNITION

    During 1997, the Company recognized revenue in accordance with Statement of Position (SOP) 91-1, "Software Revenue Recognition", as issued by the American Institute of Certified Public Accountants (AICPA). Under SOP 91-1, revenue from software license arrangements was generally recognized upon delivery and product acceptance pursuant to non-cancelable license agreements, and was based on management's assessment that the collectibility of the long-term license installments was probable. Additionally, upon acceptance the Company must have had no significant remaining vendor obligations regarding the licensed software.

    Effective January 1, 1998, the Company adopted the provisions of SOP 97-2, "Software Revenue Recognition", as issued by the American Institute of Certified Public Accountants. Under SOP 97-2, software license fees are recognized upon customer acceptance of the software when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable and collectibility of the fee is probable. Maintenance revenue is recognized ratably over the term of the maintenance arrangement. SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and SOP 98-9 "Modification of SOP 97-2 with Respect to Certain Transactions," issued by the AICPA during 1998, deferred and modified certain provisions of SOP 97-2. Beginning in 2000, all of the provisions of SOP 97-2, as modified, will be effective.

    The Company's revenue is derived from two sources: software license fees and service fees. Software license fees are generally payable on a monthly basis under license agreements, which generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon acceptance. For purposes of the present value calculations, the discount rate used has varied between 6.25% and 7.00% for the three years ended December 31, 1999. A portion of the fee from each arrangement is initially deferred and recognized as interest income over the rest of the license term.

    The Company's services revenue is comprised of fees for implementation, maintenance, training and consulting services. Software license customers are offered the ability to enter into a maintenance contract requiring the customer to pay a monthly maintenance fee over the term of the related license agreement. Maintenance fees are recognized ratably over the terms of the maintenance agreement. The Company's software implementation agreements typically require the Company to provide a specified level of implementation services for a specified fee, typically with additional implementation services available at an hourly rate. Implementation fees are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined, which has typically occurred upon customer acceptance for fixed price projects and as incurred for time and material projects. The Company generally recognizes training, and consulting fees as the services are provided. The Company does not defer costs related to the service elements for which revenue recognition has been deferred.

    In arrangements that include multiple elements (e.g. software license, implementation services, training, etc.), the total fees under the arrangement are deferred until such time as the fair value of each element to be delivered under the contract can be determined, which typically has occurred upon customer acceptance for fixed price projects and as incurred for time and material projects. The total revenue is allocated to the individual elements based on the relative fair values. Deferred revenue at December 31, 1999 consisted primarily of service fees from arrangements for which acceptance of the software license

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) has not occurred and the fair value of free consulting hours committed by the Company that had not been performed.

    In the case of software license agreement renewals, license fee revenue is recognized upon the expiration of the initial terms.

    The Company provides revenue reserves for services provided in excess of amounts estimated at the time revenue was recognized.

(F) CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

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

(H) EQUIPMENT AND IMPROVEMENTS

    Equipment and improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for equipment and five years for furniture and fixtures. Leasehold improvements and equipment under capital leases are amortized over the lesser of the life of the lease or the useful life of the asset.

(I) SOFTWARE COSTS

    In compliance with the Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", certain software costs are capitalized by the Company. Capitalization of software costs begins upon the establishment of technological feasibility, defined by the Company as a working model or an operative version of the computer software product that is completed in the same language and is capable of running on all of the platforms as the product to be ultimately marketed. No internal costs were capitalized during 1999, 1998, or 1997 as the amounts expended subsequent to technological feasibility were immaterial. See
Note 7 for discussion of the capitalized purchased software in connection with the Company's Software License and Support and Warrant Agreements with First Data Resources, Inc.

    Amortization of capitalized software costs is included in cost of software license revenue. No amortization expense for capitalized internally developed software costs was charged to cost of software license revenue in 1999, 1998 or 1997.

(J) NET EARNINGS (LOSS) PER SHARE

    The Company follows the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting (loss) earnings per share and applies to entities with

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) publicly held common stock or potential common stock. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the period prior to the Company's initial public offering ("IPO"). The Company has applied the provisions of SFAS No. 128 and SAB No. 98 retroactively to all periods presented.

    For the years ended December 31, 1999 and 1998, diluted weighted average shares is the same as basic weighted average shares as the inclusion of stock options and warrants would be anti-dilutive. Calculations of basic and diluted net earnings (loss) per share and potential common share are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Basic:
  Net income (loss).........................................  $(2,410)   $(11,618)  $ 1,085
                                                              =======    ========   =======
  Weighted average common shares outstanding................   28,947      28,604    28,284
                                                              =======    ========   =======
Basic earnings (loss) per share.............................  $ (0.08)   $  (0.41)  $  0.04
                                                              =======    ========   =======
  Net income (loss).........................................  $(2,410)   $(11,618)  $ 1,085
                                                              =======    ========   =======
Weighted average common shares outstanding..................   28,947      28,604    28,284
Effect of assumed exercise of stock options.................       --          --     1,984
                                                              =======    ========   =======
Weighted average common shares outstanding, assuming
  dilution..................................................   28,947      28,604    30,268
                                                              =======    ========   =======
Diluted earnings (loss) per share...........................  $ (0.08)   $  (0.41)  $  0.04
                                                              =======    ========   =======

    For the years ended December 31, 1999, 1998, and 1997, 5,399,722 options and warrants, 1,987,020 options and warrants, and 185,481 options, respectively, were excluded from the weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

(K) SEGMENT REPORTING

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

    SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and major customers. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Substantially all of the Company's assets are located within the United States. During 1999, 1998 and 1997, the Company derived

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) its operating revenue from the following countries: (Revenues classified based upon location of the customer.)

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
United States....................................  $60,220    $47,816    $37,031
United Kingdom...................................    4,079      6,594      3,642
Other............................................   12,330      7,359      3,688
                                                   -------    -------    -------
                                                   $76,629    $61,769    $44,361
                                                   =======    =======    =======

    In 1999 and 1998, one customer accounted for approximately 12.5% and 17.2% of the Company's total revenue, respectively. In 1997, two customers accounted for approximately 13.7% and 10% of the Company's total revenue, respectively.

(L) NEW ACCOUNTING STANDARDS

    SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have significant impact on its consolidated financial position or results of operations.

    In June 1999, Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000.

(M) STOCK OPTIONS

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and intends to continue to do so. During 1995, the Company granted stock options for a fixed number of shares to employees with an exercise price less than the fair market value of the shares at the date of the grant. For the difference between the fair market value and the exercise price, the Company recorded deferred compensation in the consolidated statements of stockholders' equity, which is being expensed over the vesting period.

    The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to account for its stock option plans in accordance with the provisions of APB Opinion No. 25.

(N) RECLASSIFICATIONS

    As of January 1, 1999, the Company refined its method of classifying costs and expenses by directly charging costs to their appropriate functional classifications. During 1997 and 1998, all costs were allocated

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to the classifications using a method based on the classifications' salaries. Results for 1997 and 1998 have been reclassified to conform with the current methodology. In addition, certain prior year balance sheet amounts have been reclassified to conform to current year classifications.

2. RESTATEMENT

    On three separate occasions during the two-year period ended December 31, 1998, the Company discovered errors in its previously reported financial statements that have required it to restate its quarterly or annual financial statements.

    In addition, on August 11, 1999, the Company announced the restatement of its financial statements for the year ended December 31, 1998 and the unaudited three-month period ended March 31, 1999. As part of the Company's closing for the three-month period ended June 30, 1999, the Company discovered errors in the previously released results of operations for the three-month periods ended December 31, 1998 and March 31, 1999. The errors, which were caused by incorrectly bookkeeping certain credit memos and cash receipts related to previously reversed or deferred revenue, resulted in an understatement of service revenue and an overstatement of costs for each of the periods effected.

    See Note 11 for disclosure of the restated unaudited selected quarterly information for the four quarters ended December 31, 1999 and 1998.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

    During 1998 and 1997, the Company experienced difficulty in collecting accounts receivable. The Company therefore carried balances in its Allowance for Doubtful Accounts of $2.8 million and $2.2 million and incurred associated bad debt expense of $2.2 million and $1.9 million in 1998 and 1997, respectively.

    During 1999, the Company resolved a number of customer projects and increased its focus on the collection processes, which took full effect in the fourth quarter of 1999. Accordingly, the Company reduced the Allowance for Doubtful Accounts by $2.7 million in the fourth quarter of 1999. For the year ended December 31, 1999, general and administrative expense includes a negative provision of $0.7 million.

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

4. EQUIPMENT AND IMPROVEMENTS

    The cost and accumulated depreciation of equipment and improvements consist of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                             (IN THOUSANDS)
Equipment................................................  $ 13,075   $11,987
Furniture and fixtures...................................     3,403     2,721
Leasehold improvements...................................     3,343     2,627
Equipment under capital leases...........................       622       342
                                                           --------   -------
                                                             20,443    17,677
Less: accumulated depreciation...........................   (12,108)   (7,633)
                                                           --------   -------
Equipment and improvements, net..........................  $  8,335   $10,044
                                                           ========   =======

    Depreciation expense was approximately $4.5 million, $3.2 million and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Trade accounts payable....................................  $ 1,310    $ 2,066
Employee compensation and benefits........................    3,481      3,318
Accrued taxes.............................................    2,546      1,521
Other accrued expenses....................................    2,545      3,042
Revenue reserve...........................................    3,761      4,861
                                                            -------    -------
Accounts payable and accrued expenses.....................  $13,643    $14,808
                                                            =======    =======

6. STOCKHOLDERS' EQUITY

(A) COMMON STOCK

    The Company has 45,000,000 authorized shares of common stock $.01 par value, of which 28,995,821 shares were issued and outstanding at December 31, 1999.

(B) PREFERRED STOCK

    The Company has authorized 1,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series. The Company's Board of Directors has authority to issue the shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

6. STOCKHOLDERS' EQUITY (CONTINUED)
Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company had not issued any shares of preferred stock as of December 31, 1999.

(C) LONG-TERM INCENTIVE PLAN

    In 1994, the Company adopted a Long Term Incentive Plan (as amended, the "1994 Plan") to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options.

    In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. As of December 31, 1999, a total of 9.5 million shares of common stock were reserved for issuance under the 1994 Plan.

    The option price per share is determined at the date of grant. For incentive stock options, the option price may not be less than 100% of the fair market value of the Company's common stock at the grant date. Incentive stock options granted to a person having greater than 10% of the voting power of all classes of stock must have an exercise price of at least 110% of fair market value of the Company's common stock. Options granted under the 1994 Plan generally vest over four or five years and expire no later than ten years from the date of grant.

(D) 1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

    In 1996, the Company adopted a Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of options for the purchase of up to 250,000 shares of common stock of the Company.

    The Director Plan is administered by the Compensation Committee and provides that each person who becomes a director of the Company (each a "non-employee director") after May 13, 1996, and who is not also an employee or former employee of the Company, will receive upon initial election to the Board of Directors an option to purchase 30,000 shares of common stock. In November 1999, the Board of Directors of the Company approved, subject to Stockholder approval, an amendment to the Director Plan providing for the annual grant to each non-employee director (commencing in 2000) of an option to purchase 10,000 shares of common stock. The exercise price for all options granted under the Director Plan is equal to the market price of the common stock on the date of grant.

(E) 1996 EMPLOYEE STOCK PURCHASE PLAN

    In 1996, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan"). Pursuant to this plan, an aggregate of 500,000 shares of common stock were reserved for issuance.

    Under the terms of the Stock Purchase Plan, employees who meet certain eligibility requirements may purchase shares of the Company's common stock at 85% of the closing price of the common stock on the first or last day of each offering period, whichever is lower. In 1997 and 1998, no shares were issued under the plan. In 1999, the Company issued 91,197 shares under the plan for gross proceeds of approximately $0.4 million. At December 31, 1999, there were 408,803 shares available for issuance under the plan.

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

6. STOCKHOLDERS' EQUITY (CONTINUED)
    For pro forma compensation expense, the weighted average fair value of shares sold in 1999 was $2.79 per share.

    The following table presents the combined activity for the 1994 Plan and the Director Plan for the years ended December 31, 1999, 1998 and 1997:

                                                     1999                   1998                   1997
                                             --------------------   --------------------   --------------------
                                                         WEIGHTED               WEIGHTED               WEIGHTED
                                                         AVERAGE                AVERAGE                AVERAGE
                                             NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                              OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                             ---------   --------   ---------   --------   ---------   --------
                                                (IN THOUSANDS)         (IN THOUSANDS)         (IN THOUSANDS)
Outstanding options at beginning of year...    5,532      $7.61       3,099      $10.40      2,582      $ 5.04
  Granted..................................    2,834      $5.23       5,955      $12.35      1,214      $22.79
  Exercised................................     (221)     $3.01        (138)     $ 3.13       (316)     $ 2.03
  Cancelled................................   (1,883)     $9.69      (3,384)     $18.69       (381)     $20.52
                                              ------      -----      ------      ------      -----      ------
Outstanding options at end of year.........    6,262      $6.02       5,532      $ 7.61      3,099      $10.40
                                              ======      =====      ======      ======      =====      ======
Exercisable options at end of year.........    2,058      $4.33       1,065      $ 2.57        822      $ 2.13
                                              ======      =====      ======      ======      =====      ======
Weighted average fair value of options
  granted during the year..................               $3.97                  $ 9.34                 $11.38
                                                          =====                  ======                 ======

    The following table presents weighted average price and life information about significant option groups outstanding and exercisable at December 31, 1999:

                                           OPTIONS OUTSTANDING
                                      -----------------------------                 OPTIONS EXERCISABLE
                                                         WEIGHTED                -------------------------
                                                         AVERAGE      WEIGHTED                    WEIGHTED
                                                        REMAINING     AVERAGE                     AVERAGE
RANGE OF EXERCISE                         NUMBER       CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
PRICES                                 OUTSTANDING     LIFE (YEARS)    PRICE      OUTSTANDING      PRICE
-----------------                     --------------   ------------   --------   --------------   --------
                                      (IN THOUSANDS)                             (IN THOUSANDS)
$0.33-$0.39.........................      1,030             5.19       $ 0.34          981         $ 0.34
$4.22-$6.69.........................      1,879             9.34       $ 4.46          301         $ 4.22
$7.02-$10.00........................      3,093             8.82       $ 7.94          669         $ 8.20
$10.13-$12.50.......................         24             8.42       $11.41            7         $12.41
$17.06-$19.19.......................        208             8.15       $17.09           89         $17.08
$20.56-$22.69.......................         28             7.37       $20.79           11         $20.68
                                          -----                                      -----
                                          6,262                                      2,058
                                          =====                                      =====

    The following are the pro forma net income (loss) and earnings (loss) per share for 1999, 1998 and 1997, as if the compensation expense for the option plans and the Stock Purchase Plan had been

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

6. STOCKHOLDERS' EQUITY (CONTINUED)
determined based on the fair value at the grant date for grants in 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123:

                                                1999                  1998                  1997
                                         -------------------   -------------------   -------------------
                                            AS        PRO         AS        PRO         AS        PRO
                                         REPORTED    FORMA     REPORTED    FORMA     REPORTED    FORMA
                                         --------   --------   --------   --------   --------   --------
Net income (loss) (in thousands).......  $(2,410)   $(7,776)   $(11,618)  $(13,783)   $1,085     $ (774)
Basic earnings (loss) per share........  $ (0.08)   $ (0.27)   $  (0.41)  $  (0.48)   $ 0.04     $(0.03)
Diluted earnings (loss) per share......  $ (0.08)   $ (0.27)   $  (0.41)  $  (0.48)   $ 0.04     $(0.03)

    The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               1999          1998            1997
                                             --------      ---------       ---------
Volatility.................................    0.97             0.97             0.5
Expected option life (years)...............     5.0              5.0             5.0
Interest rate (risk free)..................    5.54%       4.23-5.65%      6.13-6.57%
Dividend yield.............................     0.0%             0.0%            0.0%

    Volatility for 1999 and 1998 was calculated on a daily basis and was determined to be .97 for each year. Volatility for 1997 was calculated on a quarterly basis and was determined to be 0.5. The Company has never declared nor paid dividends on any of its capital stock and does not expect to in the foreseeable future.

    The effects on 1999, 1998, and 1997 pro forma net income (loss) and earnings
(loss) per share of expensing the estimated fair value of stock options and shares are not necessarily representative of the effects on reporting the results of operations for future years as the pro forma net loss does not include expense related to the fair value of options granted prior to January 1, 1995.

7. SOFTWARE LICENSE AND SUPPORT AND WARRANT AGREEMENTS

    On June 27, 1997, the Company entered into Software License and Support and Warrant Agreements with First Data Resources, Inc. ("FDR").

    The provisions of the Software License and Support Agreement give FDR the right to use the Company's software in connection with new products and also the exclusive right to market, distribute and sublicense the Company's software and new products to FDR customers and prospects. In addition to the granting of a license to use its software, the Company also provides services to FDR in connection with the new products. For the right to the license and the services, FDR is expected to pay the Company a base fee of $49.25 million with additional fees possible based on successful resale of the products. FDR has paid $21.5 million through December 31, 1999 of which $8.25 million was paid in 1999 and remaining fees are expected to be paid on a monthly basis over the term of the agreement. The initial term of this agreement commenced on June 27, 1997 and runs through December 31, 2002.

    In accordance with the Software License and Support Agreement, the Company was granted a license for access to and use of the designs, specifications and code of FDR's ESP product. As consideration for

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

7. SOFTWARE LICENSE AND SUPPORT AND WARRANT AGREEMENTS (CONTINUED) this right, the Company paid FDR $10.0 million. This amount was recorded as purchased software on the accompanying balance sheets.

    In connection with the Software License and Support Agreement on June 27, 1997, the Company committed to provide a warrant to FDR. Pursuant to the Warrant Agreement, the Company gave FDR the right to purchase 284,876 shares of the Company's common stock at a purchase price of $28.25 per share, which represented the fair market value of the common stock on the date of the agreement. The warrant became exercisable on June 27, 1998 and will expire on June 27, 2002. The warrant was valued at $2.9 million and the corresponding deferred asset was capitalized and included in "purchased software and other" on the accompanying balance sheets.

    The Company will recognize the base fee revenue and also amortize the value of the purchased software and the warrant on a pro rata basis over the initial 5 1/2 year term of the agreement. During the year ended December 31, 1999 and 1998 and the period from June 27, 1997 through December 31, 1997, the Company recognized revenue of approximately $8.9 million, $8.9 million and $4.6 million, respectively, related to the Software License and Support Agreement and recorded amortization expense of approximately $2.3 million,$2.3 million, and $1.2 million, respectively, related to the ESP software and warrant.

8. LEASES

    The Company leases certain equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments required under the capital and operating leases with non-cancelable terms in excess of one year at December 31, 1999 are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                  CAPITAL LEASES   OPERATING LEASES
                                                  --------------   ----------------
                                                           (IN THOUSANDS)
Future Minimum Payments
2000............................................       $232            $ 4,019
2001............................................        225              3,962
2002............................................         46              3,962
2003............................................         --              1,550
2004............................................         --                540
Thereafter......................................         --                572
                                                       ----            -------
                                                        503            $14,605
                                                                       -------
Less--Amounts representing interest.............        (52)
                                                       ----
Present value of minmum lease payments..........        451
Less--current portion...........................       (198)
                                                       ----
                                                       $253
                                                       ====

    Total rent expense under operating leases was approximately $5.2 million, $5.1 million and $3.0 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

9. INCOME TAXES

    The components of income/(loss) before provision (benefit) for income taxes are as follows:

                                                     1999       1998       1997
                                                   --------   --------   --------
Domestic.........................................  $(2,451)   $(14,038)  $ 8,599
Foreign..........................................    1,541      (3,991)   (6,850)
                                                   -------    --------   -------
  Total..........................................  $  (910)   $(18,029)  $ 1,749
                                                   =======    ========   =======

    The components of the provision (benefit) for income taxes for the years ended December 31, 1999, 1998, and 1997 consist of the following:

                                                       1999       1998       1997
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Current:
  Federal..........................................  $    --    $    --     $(149)
  State............................................       --         84       (30)
  Foreign..........................................    1,250        101       121
                                                     -------    -------     -----
    Total current..................................    1,250        185       (58)
Deferred:
  Federal..........................................  $ 1,139     (6,380)      688
  State............................................     (139)      (966)       34
  Foreign                                               (750)       750        --
                                                     -------    -------     -----
    Total deferred.................................  $   250     (6,596)      722
                                                     -------    -------     -----
                                                     $ 1,500    $(6,411)    $ 664
                                                     =======    =======     =====

    The effective income tax rate differed from the statutory federal income tax rate due to the following:

                                                         1999          1998          1997
                                                       --------      --------      --------
Statutory federal income tax rate....................    (35.0)%      (35.0)%        34.0%
State income taxes, net of federal benefit and tax
  credits............................................     (9.9)%       (3.2)%         3.9%
Permanent differences................................     66.5%        (0.9)%         6.4%
Tax credits..........................................   (170.4)%       (0.9)%        (8.6)%
Tax effect on foreign activities.....................     (4.3)%        4.4%           --%
Valuation Allowance..................................    317.9%          --%           --%
Other................................................       --%          --%          2.3%
                                                        ------        -----          ----
Effective income tax rate............................    164.8%       (35.6)%        38.0%
                                                        ======        =====          ====

    Deferred income taxes at December 31, 1999, 1998, and 1997 reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes. The

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

9. INCOME TAXES (CONTINUED)
approximate income tax effect of the Company's net deferred tax asset (liability) as of December 31, 1999 and 1998 are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Software revenue........................................  $(22,483)  $(14,312)
Depreciation............................................    (1,571)    (2,934)
Vacation accrual........................................        35      1,001
Receivable and other reserves...........................     4,448      3,260
Net operating loss carryforwards........................    18,510     11,719
Tax credits.............................................     2,957      1,081
Foreign taxes...........................................        --       (750)
Other...................................................        --        185
                                                          --------   --------
  Net deferred tax assets (liabiltities)................     1,896       (750)
Less valuation allowance................................     2,896        (--)
                                                          --------   --------
                                                          $ (1,000)  $   (750)
                                                          ========   ========

    A valuation allowance has been provided for the deferred tax asset since it is uncertain if the Company will realize the entire benefit of the deferred tax asset. Of the valuation allowance at December 31, 1999, approximately $276 thousand, related to stock option benefits, will be recorded directly to equity when realized.

    At December 31, 1999, the Company had alternative minimum tax ("AMT"), research and experimentation ("R&E"), and foreign tax credit carryforwards of approximately $3.0 million, available to offset future taxable income. The carryforward period for the AMT credit is unlimited. The R&E credit carryforwards generally expire from 2004 to 2019. The foreign tax credits generally expire from 2002 to 2003.

    As of December 31, 1999 the Company also has available U.S. net operating loss carryforwards of approximately $47.5 million. The operating loss carryforwards expire from 2011 to 2018. These carryforwards may be used to offset future income taxes payable, if any, and are subject to review by the U.S. Internal Revenue Service. In addition the Company has charitable contribution carryforwards of approximately $130 thousand generally expiring from 2001 to 2003.

    A provision has not been made for the U.S. or additional foreign taxes on $1.9 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because the Company plans to keep these amounts permanently reinvested overseas.

10. LITIGATION AND CONTINGENCIES

    CHALVERUS CASE. In November 1997 and January 1998, complaints purporting to be class actions were filed with the United States District Court for the District of Massachusetts (the "Court") alleging that the Company and several of its officers violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and Section

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

10. LITIGATION AND CONTINGENCIES (CONTINUED)
20(a) of the Exchange Act. A third complaint was filed in April 1998 but has been voluntarily dismissed without prejudice. In December 1998, the plaintiffs filed their First Amended Consolidated Complaint which names the Company, the Company's Chief Executive Officer (Alan Trefler) and a former officer and director (Ira Vishner) as defendants. The Amended Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Amended Complaint seeks certification of a class of persons who purchased the Company's Common Stock between July 2, 1997 and October 29, 1997, and does not specify the amount of damages sought. The Court has denied the defendants' motion to dismiss the Amended Complaint. The case is currently in discovery.

    GELFER CASE. In December 1998, a complaint also purporting to be a class action was filed with the Court after the Company's announcement on November 24, 1998 that it may be recording revenue adjustments to prior periods. In April 1999, the plaintiffs filed their First Amended Class Action Complaint ("Gelfer Complaint") in that action following the January 20, 1999 restatement. The Gelfer Complaint is filed against the Company, Alan Trefler, Ira Vishner, the former Chief Financial Officer, and alleges violations of Section 10(b) and
Section 20(a) of the Exchange Act and Rule 10b-5 promulgated by the Commission thereunder. The Complaint is filed on behalf of a purported class of persons who purchased the Company's common stock between April 2, 1998 through November 24, 1998 and does not specify the amount of damages sought. The defendants filed their answer to the Gelfer Complaint after its motion to dismiss was denied.

    The Company intends to defend these actions vigorously, but no assurance can be given as to the outcomes. Management believes that it is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operations. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management time and attention. The Company's delay in filing its regular reports with the SEC and its announcement that it has adjusted previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services and may also have an adverse effect on the Company's financial position or results of operations.

    SEC INVESTIGATION. In May 1999, the Securities and Exchange Commission ("SEC") issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, which concerns past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company has been cooperating fully with the SEC. The investigation is confidential and ongoing.

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999

11. SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                                                          1999
                                                  -----------------------------------------------------
                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.........................................    $15,066       $21,347       $20,509       $19,707
Income (loss) from operations...................     (7,615)         (198)          924           969
Net income (loss)...............................     (6,710)        1,025         2,444           831
Earnings (loss) per share--Basic................    $  (.23)      $   .04       $   .08           .03
Earnings (loss) per share--Diluted..............    $  (.23)      $   .03       $   .08           .03

                                                                          1998
                                                  -----------------------------------------------------
                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.........................................    $14,234       $18,157       $17,631       $11,747
Income (loss) from operations...................     (1,743)         (395)       (3,382)      (17,277)
Net income (loss)...............................       (350)          500        (1,215)      (10,553)
Earnings (loss) per share--Basic................    $  (.01)      $   .02       $  (.04)      $  (.37)
Earnings (loss) per share--Diluted..............    $  (.01)      $   .02       $  (.04)      $  (.37)

    The information above reflects the of quarterly restatements made by the Company. See Note 2 for further discussion of these restatements.

12. VALUATION AND QUALIFYING ACCOUNTS

                                                         ADDITIONS
                                             BALANCE    (DEDUCTIONS)
                                               AT        CHARGED TO    CHARGED                  BALANCE
                                            BEGINNING    COSTS AND     TO OTHER   DEDUCTIONS    AT END
DESCRIPTION (IN THOUSANDS)                  OF PERIOD     EXPENSES     ACCOUNT       (B)       OF PERIOD
--------------------------                  ---------   ------------   --------   ----------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1999............   $2,753         $(727)         --      ($1,000)     $1,026
  Year ended December 31, 1998............    2,200         2,165          --       (1,612)      2,753
  Year ended December 31, 1997............      939         1,938         285(a)      (962)      2,200

------------------------

(a) Amount relates to service revenue reversed, which was previously charged against the allowance for doubtful accounts.

(b) Deductions are related to accounts receivable write-offs.