Form 10-K/A
period 1999-12-31
PEGASYSTEMS INC
filed 2000-04-28
CIK 1013857

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART 1


ITEM                                                                   PAGE
----                                                                 --------
1      Business....................................................      1
2      Properties..................................................     12
3      Legal Proceedings...........................................     12
4      Submission of Matters to a Vote of Security Holders.........     13
       Executive Officers of the Registrant........................     13

                                   PART II

5      Market for Registrant's Common Stock and Related Stockholder
       Matters.....................................................     15
6      Selected Consolidated Financial Data........................     15
7      Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     16
7A     Quantitative and Qualitative Disclosure About Market Risk...     28
8      Financial Statements and Supplementary Data.................     28
9      Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................     28

                                  PART III

10     Directors and Executive Officers of the Registrant..........     29
11     Executive Compensation......................................     30
12     Security Ownership of Certain Beneficial Owners and
       Management..................................................     33
13     Certain Relationships and Related Transactions..............     34

                                   PART IV

14     Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................     35

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



    Steven F. Kaplan, 44, has served as a Director of the Company since
August 9, 1999. He currently is a Managing Director of The Audax Group, a private equity and venture capital firm. From 1998 to 2000, Mr. Kaplan was affiliated with Texas Pacific Group, a private equity firm and he served as President, Chief Operating Officer and Chief Financial Officer of Favorite Brands International Holding Corp., a confectionery company controlled by Texas Pacific Group. From 1996 to 1997, Mr. Kaplan was Executive Vice President and Chief Financial Officer of the Coleman Company, an international manufacturer of camping, outdoor recreation and hardware equipment. From 1993 to 1996, Mr. Kaplan was a financial and strategy consultant to venture capital and buy-out firms. During 1994, Mr. Kaplan served as Chief Financial Officer of Marcam Corporation, a software developer. Prior to that, Mr. Kaplan served as Executive Vice President and Chief Financial Officer of AM International, President of Harris Graphics and Partner of Boston Consulting Group. Mr. Kaplan holds an MS in Management, a BS in Electrical Engineering and Computer Science and a BS in Management Science from the Massachusetts Institute of Technology.



    Edward A. Maybury, 60, has been a Director of the Company since its organization in 1983. Since July 1991, he has served as a Director, and from July 1991 through May 1993 was the President and Chief Executive Officer, of Creative Systems, Inc., a software and services company. Prior thereto, Mr. Maybury was the Chief Executive Officer of Data Architect Systems, Inc., a software and services company.



    James P. O'Halloran, 67, joined the Company in April 1999. In June 1999, he was elected Senior Vice President, Chief Financial Officer, Treasurer, Clerk and a Director. From 1991 to 1999, he served as President of G & J
Associates, Ltd., a financial consulting firm. From 1956 to 1990, he was with the international accounting firm of Arthur Andersen LLP serving as an audit partner from 1967 to his retirement in 1990.



    Leonard A. Schlesinger, 47, has been a Director of the Company since
June 1996. From 1988 through 1998, he was the George F. Baker, Jr. Professor of Business Administration at the Harvard Business School where he was chairman of the Service Management Group, an interdisciplinary faculty group. From 1998 to 1999, he was Senior Vice President and Professor of Sociology and Public Policy at Brown University. Since October 1999, he is a Director and Executive Vice President--Organization, Leadership and Human Resources of The Limited, Inc., a specialty retailer.



    Edward B. Roberts, 64, has been a Director of the Company since June 1996. Since the early 1960s he has been the David Sarnoff Professor of Management of Technology at the Massachusetts Institute of Technology, where he founded and chairs the MIT Entrepreneurship Center. Dr. Roberts co-founded and is a Director of Medical Information Technology, Inc., a leading provider of healthcare information systems. He is also a Director of Advanced Magnetics, Inc., a specialty pharmaceutical company, Selfcare, Inc., a manufacturer of home medical diagnostic products, NETsilicon, Inc., a semiconductor producer that links equipment to the Internet, and several early-stage high-technology firms.
Dr. Roberts co-founded and served for 20 years as a general partner of the Zero Stage and First Stage Capital group of venture capital funds.



    Alan Trefler, 44, a founder of the Company, served as President until October 1999 and Clerk until June 1999 and has been Chief Executive Officer and a Director since the Company's organization in 1983. Prior to that, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a degree in economics and computer science from Dartmouth College.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



    Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's Directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file reports with the Securities and Exchange Commission (the "SEC") disclosing their ownership of stock in the Company and changes in such ownership of stock in the Company. Copies of such reports are also required to be furnished to the Company.



    Except for late filings for Messrs. Roberts, Maybury and Schlesinger for options which were granted on November 23, 1999, to the Company's knowledge, based solely on review of copies of the above-mentioned reports furnished to the Company and written representations that no other reports were required during 1999, all other such filing requirements were complied with in a timely fashion.



ITEM 11
EXECUTIVE AND DIRECTOR COMPENSATION



DIRECTOR COMPENSATION



    Each non-employee Director of the Company receives $1,000 for every Board or committee meeting attended. The Company also reimburses non-employee Directors for expenses incurred in attending Board meetings. In addition, non-employee Directors of the Company are eligible to receive stock options under the Company's 1996 Non-Employee Director Stock Option Plan and all Directors are eligible to receive stock options and stock grants under the Company's 1994 Long-Term Incentive Plan. Commencing in 2000, each non-employee Director will be granted on an annual basis a fully vested option to purchase 10,000 shares of common stock at a price equal to the fair market value of the common stock on the date of grant under the 1996 Non-Employee Director Stock Option Plan. As consideration for past services as a Director of the Company, on November 23, 1999, each of Messrs. Roberts, Maybury and Schlesinger was granted an option to purchase 10,000 shares of common stock under the 1994 Long-Term Incentive Plan. Such shares were immediately vested. No other compensation is paid to Directors for attending Board or committee meetings. Messrs. Maybury, Roberts, Schlesinger and Kaplan are currently the non-employee Directors of the Company.

EXECUTIVE COMPENSATION



    The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 1999, 1998 and 1997 by (i) the Company's Chief Executive Officer and (ii) the four most highly compensated other executive officers (collectively, the "Named Executive Officers"):



                           SUMMARY COMPENSATION TABLE



                                                                                     LONG TERM COMPENSATION
                                                                                     -----------------------
                                                                                             AWARDS
                                                      ANNUAL COMPENSATION (1)        -----------------------
                                                 ---------------------------------    SECURITIES UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITIONS                       YEAR     SALARY ($)   BONUS ($)         OPTIONS (#)         COMPENSATION ($)
----------------------------                     --------   ----------   ---------   -----------------------   ----------------
Alan Trefler...................................    1999      $200,000          --                 --                    --
Chairman and Chief Executive Officer               1998       200,000          --                 --                    --
                                                   1997       200,000          --                 --                    --

Joseph J. Friscia..............................    1999      $200,000     $60,000(2)         100,000               $86,869(3)
Executive Vice President of Sales and Service      1998       180,000      70,000(4)         190,000                30,786
                                                   1997       143,333      47,250(5)          25,000

Kenneth Olson..................................    1999      $198,385     $40,000(2)          30,000               $53,385(6)
Vice President of Technical Development            1998       125,000      10,500(4)          75,000                20,123
                                                   1997       112,000            --               --                    --

Michael R. Pyle................................    1999      $185,734     $60,000(2)          35,000               $30,734(6)
Vice President of Applications Development         1998       140,000      15,000(4)         100,000                 8,587
                                                   1997       120,000      15,750(5)              --                    --

Ronald Rock (7)................................    1999      $176,000     $21,000(8)          60,000               $62,379(9)
Senior Vice President of Electronic Commerce       1998        82,495      11,278(4)          50,000                    --
Solutions                                          1997            --            --               --                    --


------------------------------


(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of the Named Executive Officers for 1999, 1998 and 1997.



(2) Represents bonuses earned in 1999 and paid in 2000.



(3) Represents payments in lieu of paid days off, commissions, draws and referral payments.



(4) Represents bonuses earned in 1998 and paid in 1998.



(5) Represents bonuses earned between July 1996 and December 1997 and paid in 1998.



(6) Represents payments in lieu of paid days off.



(7) Mr. Rock's employment with the Company began in 1998. Mr. Rock resigned from the Company in March 2000.



(8) Represents bonus earned in 1999 and paid in 1999.



(9) Represents payments in lieu of paid days off and draws.

OPTION GRANTS IN FISCAL YEAR.



    The following table provides certain information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ending December 31, 1999, to each of the Named Executive Officers:



                          OPTION GRANTS IN FISCAL 1999



                                                  INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                                             ---------------------------                 VALUE AT ASSUMED ANNUAL
                                              PERCENT OF                                   RATES OF STOCK PRICE
                          NUMBER OF SHARES   TOTAL OPTIONS                               APPRECIATION FOR OPTION
                             UNDERLYING       GRANTED TO     EXERCISE OR                         TERM (1)
                              OPTIONS        EMPLOYEES IN    PRICE BASE    EXPIRATION   --------------------------
NAME                        GRANTED (#)       FISCAL YEAR     ($/SHARE)       DATE        5% ($)        10% ($)
----                      ----------------   -------------   -----------   ----------   -----------   ------------
Alan Trefler............           --              --               --            --           --             --
Joseph J. Friscia.......      100,000(2)          3.6%         $4.2200      04/29/09     $265,394       $672,559
Kenneth Olson...........       30,000(2)          1.1%         $4.2200      04/29/09     $ 79,618       $201,768
Michael R. Pyle.........       35,000(2)          1.2%         $4.2200      04/29/09     $ 92,887       $235,396
Ronald Rock.............       60,000(2)          2.1%         $4.2200      04/29/09     $159,236       $403,536


------------------------


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



(2) These options vest in equal quarterly installments over four-year terms.



YEAR-END OPTION TABLE



    The following table sets forth certain information concerning the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 1999. None of the named Executive Officers exercised options during 1999.



                             YEAR-END OPTION VALUES



                                                   NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                  OPTIONS AT YEAR-END             AT YEAR-END ($)
                                              ---------------------------   ---------------------------
NAME                                          EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                          -----------   -------------   -----------   -------------
Alan Trefler................................          0              0               0              0
Joseph J. Friscia...........................    389,500        215,500      $3,297,632       $783,123
Kenneth Olson...............................     20,250         84,750      $   84,113       $389,288
Michael R. Pyle.............................    194,975        109,125      $1,953,136       $490,044
Ronald Rock.................................     17,500         92,500      $   87,725       $509,075



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



    No executive officer of the Company has served as a Director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on the Company's Board of Directors or Compensation Committee.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    The following table sets forth certain information as of February 15, 2000, with respect to the beneficial ownership of the Company's, common stock by
(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each Director of the Company, (iii) the CEO and the four other most highly compensated executive officers and (iv) all executive officers and Directors of the Company as a group. To the knowledge of the Company, based on information provided by such owners, all persons listed below have sole voting and investment power with respect to their shares of Common Stock except to the extent authority is shared by spouses under applicable law.



                                                             NUMBER OF SHARES      PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER                                  BENEFICIALLY OWNED (1)    BENEFICIALLY OWNED
------------------------                                  ----------------------   --------------------
Alan Trefler (2)........................................        21,237,100                 73.2%
Joseph J. Friscia (3)...................................           419,750                  1.4%
Stephen F. Kaplan(3)....................................            30,000                    *
Edward A. Maybury (3)...................................            37,800                    *
Kenneth Olson (4).......................................           270,375                    *
James P. O'Halloran (3).................................           100,000                    *
Michael R. Pyle (5).....................................           232,912                    *
Edward B. Roberts (6)...................................            36,000                    *
Ronald Rock (3).........................................            26,250                    *
Leonard A. Schlesinger (3)..............................            31,000                    *
All executive officers and Directors as a group
  (12 persons) (7)......................................        22,504,062                 75.1%


------------------------


* Represents beneficial ownership of less than 1% of the outstanding Common
Stock.



(1) The number of shares of Common Stock deemed outstanding includes
    (i) 29,013,667 shares of Common Stock outstanding as of February 15, 2000 and (ii) shares issuable pursuant to outstanding options held by the respective person or group which are exercisable within 60 days of February 15, 2000, as set forth below.



(2) Includes 375,000 shares held in trust with respect to which Mr. Trefler has voting and dispositive power. Mr. Trefler disclaims beneficial interest.



(3) Consists solely of shares of Common Stock subject to stock options exercisable within 60 days of February 15, 2000.



(4) Includes 30,375 shares of Common Stock subject to stock options exercisable within 60 days of February 15, 2000.



(5) Includes 207,912 shares of Common Stock subject to stock options exercisable within 60 days of February 15, 2000.



(6) Includes 31,000 shares of Common Stock subject to stock options exercisable within 60 days of February 15, 2000.



(7) Includes 965,962 shares of Common Stock subject to stock options exercisable within 60 days of February 15, 2000.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



    Since December 31, 1996 there have been no transactions involving more than $60,000, nor are any proposed, between the Company and any executive officer, Director, 5% beneficial owner of the Company's Common Stock or equivalents, or any immediate family member of any of the foregoing, in which any such persons or entities had or will have a direct or indirect material interest.



    The Company has adopted a policy whereby transactions between the Company and its officers, Directors, principal stockholders and their affiliates must be on terms no less favorable to the Company than could be obtained from unrelated third parties and must be approved by a majority of the disinterested members of the Company's Board of Directors.

                                    PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements


   The following consolidated financial statements are required to be filed as part of this report and are filed herewith:


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



                                                       PEGASYSTEMS INC.
Date: April 27, 2000

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

       10.3.**          1996 Employee Stock Purchase Plan.

       10.13.*          Lease Agreement dated February 26, 1993 between the
                        Registrant and Riverside Office Park Joint Venture.

       10.14.* Amendment Number 1 to Lease Agreement dated August 7, 1994 between the Registrant and Riverside Office Park Joint
                        Venture.

       10.15.+ Warrant agreement dated June 27, 1997 by and between the Registrant and First Data Resources Inc.

       21.1***          Subsidiaries of the Registrant.

       23.1.            Consent of Arthur Andersen LLP.


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


*** Filed as an Exhibit to Registrant's Form 10K, filed April 4, 2000 and incorporated herein by reference to the same exhibit number.

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

                                          /s/ ARTHUR ANDERSEN LLP
             -------------------------------------------------------------------


Boston, Massachusetts
March 27, 2000 (except
with respect to the
matter discussed
in Note 13, as to
which the date is
April 27, 2000)

                                PEGASYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)


                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 30,004   $ 24,806
  Trade and installment accounts receivable, net of
    allowance for doubtful accounts of $1,026 in 1999 and
    $2,753 in 1998..........................................    40,716     43,478
  Prepaid expenses and other current assets.................     1,676      1,954
                                                              --------   --------
    Total current assets....................................    72,396     70,238

Long-term license installments..............................    36,744     49,000
Equipment and improvements, net.............................     8,335     10,044
Purchased software and other, net...........................     7,516      9,978
                                                              --------   --------
    Total assets............................................  $124,991   $139,260
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 13,643   $ 14,808
  Deferred revenue..........................................     8,765     21,424
  Current portion of capital lease obligations..............       198        123
                                                              --------   --------
    Total current liabilities...............................    22,606     36,355

Commitments and Contingencies (Notes 8 and 10)
Deferred income taxes.......................................     1,000        750
Capital lease obligations, net of current portion...........       253        202
Other long-term liabilities.................................        87         34
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; no shares issued and outstanding............        --         --
  Common stock, $.01 par value, 45,000,000 shares
    authorized; 28,995,821 shares and 28,683,100 shares
    issued and outstanding in 1999 and 1998, respectively...       290        287
  Additional paid-in capital................................    88,941     87,757
  Deferred compensation.....................................       (18)       (36)
  Stock warrant.............................................     2,897      2,897
  Retained earnings.........................................     9,079     11,489
  Accumulated other comprehensive loss......................      (144)      (475)
                                                              --------   --------
    Total stockholders' equity..............................   101,045    101,919
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $124,991   $139,260
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
                                                              =======    ========   =======

  The accompanying notes are an integral part of these consolidated financial statements

                                PEGASYSTEMS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          COMMON                                                                   ACCUMULATED
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


13. SUBSEQUENT EVENT



    Subsequent to the filing of the Company's Form 10-K for the year ended December 31, 1999, an error in the December 31, 1999 balance sheet was discovered. The error was caused by an adjustment being posted to the current portion of accounts receivable, which should have been posted to long-term accounts receivables.

                                PEGASYSTEMS INC.

                               DECEMBER 31, 1999


13. SUBSEQUENT EVENT (CONTINUED)


    The correction of this error affected only the balance sheet classification of accounts receivable and has been reflected in the balance sheet as of December 31, 1999, as restated.



    A summary of the impact on the balance sheet as of December 31, 2000 is as follows:



                                                                                   AS
                                                              AS PREVIOUSLY     PROPERLY
                                                                REPORTED      RECLASSIFIED
                                                              -------------   ------------
Trade and installment accounts receivable...................    $ 32,814        $ 40,716
Total current assets........................................      64,494          72,396
Long-term installment receivables...........................      44,646          36,744
Total assets................................................     124,991         124,991