Form 10-Q
period 2000-03-31
PEGASYSTEMS INC
filed 2000-05-15
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO
                                                  ----   ----

                         Commission File Number: 1-11859

                                PEGASYSTEMS INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                             04-2787865
   (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

         101 MAIN STREET
         CAMBRIDGE, MA                                02142-1590
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

There were 29,169,350 shares of the Registrant's common stock, $.01 par value per share, outstanding on May 10, 2000.

                                         PEGASYSTEMS INC. AND SUBSIDIARIES
                                                INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

                                                                               PAGE
Item 1.  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2000
          and December 31, 1999 .............................................    3

          Condensed Consolidated Statements of Operations for the three-
          month periods ended March 31, 2000 and March 31, 1999 .............    4

          Condensed Consolidated Statements of Cash Flows for the three-
          month periods ended March 31, 2000 and March 31, 1999 .............    5

          Notes to Condensed Consolidated Financial Statements ..............    6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...............................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........   18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................   18

Item 2.  Changes in Securities and Use of Proceeds ..........................   18

Item 3.  Defaults upon Senior Securities ....................................   18

Item 4.  Submission of Matters to a Vote of Security Holders ................   18

Item 5.  Other Information ..................................................   18

Item 6.  Exhibits and Reports on Form 8-K ...................................   18

SIGNATURES ..................................................................   20


Form 10-Q

                                PEGASYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)

                                                                        MARCH 31,    DECEMBER 31,
                                                                          2000           1999
                                                                       ----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................................    $  30,545    $   30,004
   Trade and installment accounts receivable,  net of
    allowance for doubtful  accounts of $1,178 in 2000
    and $1,026 in 1999 .............................................       32,130        40,716
   Prepaid expenses and other current assets .......................        1,997         1,676
                                                                        ----------   ------------
       Total current assets ........................................       64,672        72,396

   Long-term license installments ..................................       40,646        36,744
   Equipment and improvements, net .................................        7,533         8,335
   Purchased software and other assets, net ........................        6,925         7,516
                                                                        ----------   ------------
         Total assets ..............................................    $ 119,776    $  124,991
                                                                        ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...........................     $ 12,021    $   13,643
   Deferred revenue ................................................        5,711         8,765
   Current portion of capital lease obligations ....................          202           198
                                                                        ----------   ------------
       Total current liabilities ...................................       17,934        22,606

Commitments and contingencies (Note F)
Deferred income taxes ..............................................        1,000         1,000
Capital lease obligations, net of current portion ..................          201           253
Other long-term liabilities ........................................           78            87
                                                                        ----------   ------------
       Total liabilities ...........................................       19,213        23,946
                                                                        ----------   ------------

Stockholders' equity:
   Preferred  stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding ..................         --            --
   Common stock, $.01 par value, 45,000,000 shares
     authorized; 29,108,776 shares and 28,995,821 shares issued and
     outstanding in 2000 and 1999, respectively ....................          291           290
   Additional paid-in capital ......................................       89,849        88,941
   Deferred compensation ...........................................          (14)          (18)
   Stock warrant ...................................................        2,897         2,897
   Retained earnings ...............................................        7,701         9,079
   Other comprehensive income ......................................         (161)         (144)
                                                                        ----------   ------------
       Total stockholders' equity ..................................      100,563       101,045
                                                                        ----------   ------------
         Total liabilities and stockholders' equity ................     $119,776    $  124,991
                                                                       ==========   ============


          See notes to condensed consolidated financial statements.

Form 10-Q

                                PEGASYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                2000        1999
                                                                              --------    --------
REVENUE:
   Software license .......................................................   $  6,095    $  6,020
   Services ...............................................................     11,911       9,045
                                                                              --------    --------
     Total revenue ........................................................     18,006      15,065
                                                                              --------    --------
COST OF REVENUE:
   Cost of software license ...............................................        585         586
   Cost of services .......................................................      8,582       8,798
                                                                              --------    --------
     Total cost of revenue ................................................      9,167       9,384
                                                                              --------    --------
GROSS PROFIT ..............................................................      8,839       5,681

OPERATING EXPENSES:
   Research and development ...............................................      3,934       5,204
   Selling and marketing ..................................................      5,036       5,524
   General and administrative .............................................      2,597       2,569
                                                                              --------    --------
     Total operating expenses .............................................     11,567      13,297
                                                                              --------    --------
LOSS FROM OPERATIONS ......................................................     (2,728)     (7,616)
Installment receivable interest income ....................................        943         828
Other interest income, net ................................................        403         166
Other income (expense), net ...............................................         28         (88)
                                                                              --------    --------
LOSS BEFORE PROVISION FOR .................................................     (1,354)     (6,710)
   INCOME TAXES

PROVISION FOR INCOME TAXES ................................................         23        --
                                                                              --------    --------
NET LOSS ..................................................................    ($1,377)   ($ 6,710)
                                                                              ========    ========
LOSS PER SHARE:
  Basic ...................................................................     ($0.05)   ($  0.23)
                                                                              --------    --------
  Diluted .................................................................     ($0.05)   ($  0.23)
                                                                              --------    --------

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
  Basic ...................................................................     29,079      28,711
                                                                              --------    --------
  Diluted .................................................................     29,079      28,711
                                                                              --------    --------



            See notes to condensed consolidated financial statements.

Form 10-Q

                                PEGASYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                               2000      1999
                                                                              ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...........................................................    $(1,377)    $(6,710)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization ..................................      1,650       1,690
         Provision for doubtful accounts ................................        190         913
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable ....................      4,494       6,207
           Prepaid expenses and other current assets ....................       (321)        673
           Accounts payable and accrued expenses ........................     (1,622)         57
           Deferred revenue .............................................     (3,054)       (461)
           Other long term liabilities ..................................         (9)       --
                                                                            --------    --------
              Net cash (used in) provided by operating activities .......        (49)      2,369
                                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and improvements .............................       (260)     (1,001)
     Purchased software and other assets ................................          6        (207)
                                                                            --------    --------
              Net cash used in investing activities .....................       (254)     (1,208)
                                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital lease obligation ...............................        (48)        (25)
     Exercise of stock options ..........................................        509          10
     Sale of stock under Employee Stock Purchase Plan ...................        400        --
                                                                            --------    --------
              Net cash provided by (used in) financing activities .......        861         (15)
                                                                            --------    --------
Effect of exchange rate on cash and cash equivalents ....................        (17)         64
                                                                            --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................        541       1,210

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................     30,004      24,806
                                                                            --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $ 30,545    $ 26,016
                                                                            ========    ========


             See notes to condensed consolidated financial statements.

Form 10-Q

                                PEGASYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC").


NOTE B--REVENUE RECOGNITION

The Company's revenue is derived from two sources: software license fees and service fees. Software license fees are generally payable on a monthly basis under license agreements, which generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance. A portion of the fee from each arrangement is deferred and recognized as interest income over the license term.

The Company's services revenue is comprised of fees for implementation, maintenance, training and consulting services. Software license customers are offered the ability to enter into an annual maintenance contract requiring the customer to pay a monthly maintenance fee renewable on a year to year basis. Maintenance fees are deferred based on their estimated fair value and are recognized ratably over the terms of the maintenance agreement. The Company's software implementation agreements typically require the Company to provide a specified level of implementation services for a specified fee, typically with additional implementation services available at an hourly rate. Implementation fees for time and material projects are recognized as incurred. Implementation fees for fixed price projects are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined. Costs related to these fixed price contracts had not been deferred because of the Company's inability to accurately estimate their recovery. The Company has been continuously working to improve estimating processes and in the first quarter of 2000, recognized implementation fee revenue equal to costs incurred of $408,000 on fixed price projects. Gross Profit will only be recognized at the time the fixed price services are fully rendered. The Company generally recognizes training, and consulting fees as the services are provided.

In the case of software license agreement renewals, license fee revenue is recognized upon the commencement of the new license terms.

The Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." While such adoption did not have a material impact on the financial statements of the periods presented, the standard could, in the future, cause allocations of contract revenue to be more "service" than "license" oriented.


NOTE C--EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share would include, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method. Diluted computations are not presented in either period as the effect of such items is anti-dilutive. For the three-month periods ended March 31, 2000 and 1999, 5,137,389 and 5,272,159 potential shares respectively have been excluded from the computation.

Form 10-Q


NOTE D - COMPREHENSIVE INCOME

The only components of comprehensive income reported by the Company are net loss and foreign currency translation adjustments.


                                                             Three Months Ended
                                                                  March 31,

(IN THOUSANDS)                                                 2000        1999
                                                             -------    -------
Net loss .................................................   ($1,377)   ($6,710)
Foreign currency translation adjustments, ................       (17)        64
                                                             -------    -------
Comprehensive loss .......................................   ($1,394)   ($6,646)
                                                             =======    =======


NOTE E - NEW ACCOUNTING STANDARDS

On January 1, 2001, the Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not believe adoption will have a material impact on the Company's financial position, operations, or cash flows.


NOTE F - COMMITMENTS AND CONTINGENCIES

COMPANY LITIGATION

CHALVERUS CASE:

In November 1997 and January 1998, complaints purporting to be class actions were filed with the United States District Court for the District of Massachusetts (the "Court") alleging that the Company and several of its officers violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated by the Commission thereunder, and Section 20(a) of the Exchange Act. A third complaint was filed in April 1998 but has been voluntarily dismissed without prejudice. In December 1998, the plaintiffs filed their First Amended Consolidated Complaint (the "Amended Complaint"), that names the Company, the Company's Chief Executive Officer (Alan Trefler) and a former officer and director (Ira Vishner) as defendants. The Amended Complaint alleges that the defendants issued false and misleading financial statements and press releases concerning the Company's publicly reported earnings. The Amended Complaint does not specify the amount of damages sought. The court has denied the defendants' motion to dismiss the Amended Complaint. The parties have stipulated to certification of a class of persons who purchased the Company's common stock between July 2, 1997 and October 29, 1997. The case is currently in discovery.

Form 10-Q


GELFER CASE:

In December 1998, a complaint also purporting to be a class action was filed with the Court after the Company's announcement on November 24, 1998 that it may be recording revenue adjustments to prior periods. In April 1999, the plaintiffs filed their First Amended Class Action Complaint ("Gelfer Complaint") in that action following the January 20, 1999 restatement. The Gelfer Complaint is filed against the Company, Alan Trefler, and Ira Vishner, and alleges violations of Section 10(b) and Section 20(a) of the Exchange Act and Rule 10b-5 promulgated by the Commission thereunder. The Complaint is filed on behalf of a purported class of persons who purchased the Company's common stock between April 2, 1998 through November 24, 1998 and does not specify the amount of damages sought. The defendants filed their answer to the Gelfer Complaint after its motion to dismiss was denied.

The Company intends to defend the actions vigorously, but no assurance can be given as to the outcomes. Management believes that it is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operations. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management time and attention. The Company's delay in filing its regular reports with the SEC and its announcement that it has adjusted previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services and may also have an adverse effect on the Company's financial position or results of operations.

FORMAL ORDER OF PRIVATE INVESTIGATION

In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998.

Form 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's business has historically experiences a lack of predictable revenues. The timing of revenue recognition is related to the completion of implementation services and acceptance of the licensed software by the customer, the timing of which has proven to be difficult to predict accurately.

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

During the third quarter of 1999, the Company further refined its methodology of classifying costs and expenses. Results for the first three months of 1999, have been reclassified to conform with the current methodology.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUE

Total revenue for the three-month period ended March 31, 2000 (the "2000 Three Month Period") increased 19.5% to $18.0 million from $15.1 million for the three-month period ended March 31, 1999 (the "1999 Three Month Period"). The increase was due primarily to the recognition of service revenue that had previously been deferred and a slight increase in software license revenue.

Software license revenue for the 2000 Three Month Period increased 1.2% to $6.1 million from $6.0 million for the 1999 Three Month Period. The increase was due to an increased number of software license acceptances by new and existing customers partially offset by the allocation of a portion of license revenue to services revenue because the fair value of the services required to complete some customer implementations were greater than initially expected.

Services revenue for the 2000 Three Month Period increased 31.7% to $11.9 million from $9.0 million for the 1999 Three Month Period. The increase in services revenue was primarily attributable to the completion of projects which had previously been deferred and the allocation of software license revenue to services revenue as required by SOP 97-2.

COST OF REVENUE

Cost of software license revenue for the 2000 Three Month Period and the 1999 Three Month Period remained consistent at $0.6 million. Cost of software license relates to the amortization associated with a stock purchase warrant issued by the Company in June 1997, and the Company's acquisition of First Data Resources Corporation's ("FDR") ESP software product. These costs are being amortized through December 31, 2002. Cost of software license as a percentage of license revenue for the 2000 Three Month Period decreased to 9.6% from 9.7% for the 1999 Three Month Period. This decrease was due to the increase in software license revenue for the 2000 Three Month Period.

Costs of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the 2000 Three Month Period decreased 2.5% to $8.6 million from $8.8 million for the 1999 Three Month Period. The decrease was due to costs associated with decreased staffing, such as compensation, facilities and equipment-related costs, in the Company's Client Services and Software Services groups worldwide. Cost of services as a percentage of services revenue decreased to 72.1% for the 2000 Three Month Period from 97.3% for the 1999 Three Month Period. The decrease in cost of services as a percentage of services revenue was primarily due to the normalization of the Company's services margins in the first quarter of 2000. Margins in the quarter ended March 31, 1999 had been negatively effected by significant cost overruns on fixed fee contracts.

Form 10-Q


OPERATING EXPENSES

Research and development expenses for the 2000 Three Month Period decreased 24.4% to $3.9 million from $5.2 million for the 1999 Three Month Period. As a percentage of total revenue, research and development expenses decreased to 21.8% for the 2000 Three Month Period from 34.5% for the 1999 Three Month Period. These decreases were due to costs associated with decreased staffing, such as compensation and equipment-related costs. These cost reductions are not indicative of management's committment to research and development projects. Management believes that the current level of staffing will enable the Company to successfully innovate.

Selling and marketing expenses for the 2000 Three Month Period decreased 8.8% to $5.0 million from $5.5 million for the 1999 Three Month Period. Although overall staffing levels within the sales and marketing organization increased as compared to the 1999 levels, there was a large decrease in the number of sales personnel which was offset by a large increase in the number of marketing personnel. The reduction in key sales personnel resulted in overall decreases in compensation expense and travel related costs. As a percentage of total revenue, selling and marketing expenses decreased to 27.9% for the 2000 Three Month Period from 36.7% for the 1999 Three Month Period.

General and administrative expenses for the 2000 Three Month Period and the 1999 Three Month Period remained consistent at $2.6 million. Although overall staffing levels within the general and administrative organization increased resulting in increased compensation and equipment-related costs, these costs were offset by a reduction in bad debt expense and legal fees. As a percentage of total revenue, general and administrative expenses decreased to 14.4% for the 2000 Three Month Period from 17.1% for the 1999 Three Month Period.

INSTALLMENT RECEIVABLE INTEREST INCOME

Installment receivable interest income, which consists of the portion of all license fees under long-term software license agreements that is attributable to time value of money increased 13.9% to $0.9 million for the 2000 Three Month Period from $0.8 million for the 1999 Three Month Period. These changes were primarily due to the increase in Company's installed customer base.

OTHER INTEREST INCOME, NET

Other interest income, net increased 142.8% to $0.4 million for the 2000 Three Month Period from $0.2 million for the 1999 Three Month Period. The increase was due primarily to additional interest income generated on cash and cash equivalents.

OTHER INCOME, NET

Other income, net, which consists primarily of reseller development funds received from third-party resellers of computer hardware products and mark to market gains or losses on foreign denominated accounts receivable, increased 131.8% to $28 thousand for the 2000 Three Month Period from $88 thousand of net expenses for the 1999 Three Month Period. The increase was due primarily to less of a mark to market loss for foreign denominated accounts receivable.

PROVISION FOR INCOME TAXES

The tax provision for the 2000 Three Month Period consisted of foreign taxes in the amount of $22.5 thousand. There was no tax provision for the 1999 Three Month Period. No benefit was recorded for domestic losses incurred due to uncertainty regarding eventual utilization of these losses.

Form 10-Q


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations primarily through cash flow from operations, bank borrowings and proceeds from the Company's public stock offerings.

At March 31, 2000, the Company had cash and cash equivalents of approximately $30.5 million and working capital of approximately $46.7 million. The Company's approach of charging license fees payable in installments over the term of its license has historically deferred the receipt of cash and limits the availability of working capital.

Net cash used in operating activities for the 2000 Three Month Period was $0.05 million, as compared to $2.4 million of net cash provided by operating activities in the 1999 Three Month Period. This change was primarily due to a decrease in accounts receivable, offset by a decrease in deferred revenue, a decrease in accounts payable and accrued expenses, and the operating loss, net of non-cash items.

Net cash used in investing activities was approximately $0.3 million for the 2000 Three Month Period, as compared to $1.2 million for the 1999 Three Month Period. This change was primarily due to fewer purchases of property and equipment, consisting mainly of computer hardware and software, and furniture and fixtures.

Net cash provided by financing activities was $0.9 million during the 2000 Three Month Period, as compared, to $0.02 million used in the 1999 Three Month Period. This change was due to additional stock option exercises and the sale of stock under the Company's Employee Stock Purchase Plan.

The Company believes that current cash and cash equivalents will be sufficient to fund the Company's operations for the near term. There can be no assurance that additional capital which may be required to support further revenue growth will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

EFFECT OF YEAR 2000 ISSUES

As of the date of this filing, the Company has not incurred any significant business disruptions nor has it encountered any significant issues with respect to its software products as a result of year 2000 issues. However, while no such significant occurrence has developed, year 2000 issues that may arise related to key suppliers and service providers may not become apparent immediately. The Company has received assurances from key suppliers and service providers such as financial institutions, the Company's payroll service provider, and the Company's retirement plan administrator as to their year 2000 readiness. The Company can provide no assurance that the Company will not be adversely affected by these suppliers and service providers due to noncompliance in the future. The Company has funded its Year 2000 plan from

Form 10-Q


operating cash flows and has not separately accounted for these costs in the past. To date, these costs have not been material.

ADOPTION OF THE EURO

A new currency, "EURO", was introduced in certain Economic and Monetary Union ("EMU") countries. It is expected that by 2002 (at the latest) all participating EMU countries will use the EURO as their single currency. As a result, software used by many companies headquartered or maintaining a subsidiary in a participating EMU country is expected to be EURO-enabled. In less than two years, all companies headquartered or maintaining a subsidiary in an EMU country will need to be EURO-enabled. These changes will change budgetary, accounting and fiscal systems in companies and public administration, and require the simultaneous handling of parallel currencies and conversion of legacy data. These requirements (and the fact that the final rules and regulations are not yet available) may curb market demand for the Company's products because the budgets and priorities of our customers and prospective customers may change. The Company is monitoring the rules and regulations as they become known in order to make any changes to its software products that the Company deems necessary to comply with such rules and regulations. Although the Company believes that its most recent products address these requirements, there can be no assurance that, once the final rules and regulations are completed, the Company's software will contain all of the necessary changes or meet all of the EURO requirements. Any inability to comply with the EURO requirements could have an adverse effect on the Company's business, operating results and financial condition.

INFLATION

Inflation has not had a significant impact on the Company's operating results to date, and the Company does not expect it to have a significant impact in the future. The Company's license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this report and presented elsewhere by management from time to time. Some of the important risks and uncertainties that may cause the Company's operating results to differ materially or adversely are discussed below.

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

Form 10-Q


substantial defense costs and that such actions will cause a diversion of management time and attention. The Company's delays in SEC filings and adjustments made to previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services.

THE COMPANY IS BEING INVESTIGATED BY THE SECURITIES AND EXCHANGE COMMISSION. Since May of 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and as a result, the Company and certain individuals, currently or formerly associated with the Company, are presently being investigated by the SEC concerning past accounting matters, financial reports and other public disclosures and trading activity in the Company's securities during 1997 and 1998. Such investigation may result in the SEC imposing fines on the Company or taking other measures that may have a material adverse impact on the Company's financial position or results of operations. In addition, regardless of the outcome of the investigation, it is likely that the Company will incur substantial defense costs and that such investigation will cause a diversion of management time and attention. Finally, the negative publicity resulting from the investigation had made and may continue to make it more difficult for the Company to close sales, which in turn could have a material adverse impact on the Company's financial position or results of operations.

THE COMPANY CONTINUES TO HAVE MATERIAL WEAKNESSES IN ITS FINANCIAL CONTROL ENVIRONMENT. The Company's independent public accountants have identified in connection with their audits of the Company's 1997, 1998, and 1999 financial statements material weaknesses in the Company's internal control environment. In connection with the completion of the 1999 audit, they informed the Company that their management letter would include a recommendation to, among other things, strengthen the resources of the Company's finance organization to improve financial accounting and internal controls. Although the Company is actively seeking to hire additional qualified personnel into such organization, these efforts have proved to be difficult and there can be no assurance that the Company will be successful in these efforts in the near term. The inability to hire such personnel could have a material adverse impact on the Company's reputation and on its financial condition and results of operations.

THE COMPANY'S STOCK PRICE HAS BEEN VOLATILE. Quarterly results have and are likely to fluctuate significantly. The market price of Pegasystems' Common Stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, statements and ratings by financial analysts, overall market performance and the outcome of litigation, will have a significant effect on the price for shares of Pegasystems' Common Stock. Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future. The Company plans product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only a small portion of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

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

Form 10-Q


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

IF EXISTING CUSTOMERS DO NOT RENEW THEIR LICENSES, THE COMPANY'S FINANCIAL RESULTS MAY SUFFER. A significant portion of total revenue has been attributable to license renewals. While historically a substantial majority of customers have renewed their licenses, there can be no assurance that a substantial majority of customers will continue to renew expiring licenses. A decrease in license

Form 10-Q


renewals absent offsetting revenue from other sources would have a material adverse effect on future financial performance. In addition, possible transition to a prepaid perpetual term license may have a material adverse impact on the amount of license renewal revenues in future periods.

THE COMPANY DEPENDS ON CERTAIN KEY PERSONNEL AND MUST BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN THE FUTURE. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales and marketing personnel, including Mr. Trefler, the Company's Chief Executive Officer. The loss of key personnel could adversely affect financial performance. The Company does not have any significant key-man life insurance on any officers or employees and does not plan to put any in place. The Company's success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain its products is limited, and competition for their services is intense. and there can be no assurance that the Company will be able to attract and retain such personnel. If the Company is unable to do so, the Company's business, operating results, and financial condition could be materially adversely affected.

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

THE COMPANY SUFFERED RECENT ATTRITION IN ITS SALES FORCE. In 1999, there was a reduction in the size of the Company's sales force of almost 50%. Given the intense competition for qualified sales personnel and significant amount of time required to train new sales personnel, this reduction may adversely affect the Company's ability to meet its future sales goals. In addition, because of the reduced size of the Company's sales force, the Company is more focused on closing larger but fewer license transactions than in the past. This may increase the volatility in the Company's quarterly operating results.

Form 10-Q


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

THE COMPANY FACES RISKS FROM OPERATIONS AND CUSTOMERS BASED OUTSIDE OF THE UNITED STATES. The Company, in part through its wholly-owned subsidiaries based in the United Kingdom, Singapore, Sweden and Australia, markets products and renders consulting and training services to customers based in Canada, the United Kingdom, France, Switzerland, Ireland, Luxembourg, Mexico, Sweden, Australia, Austria, Hong Kong and Singapore. The Company has established offices in continental Europe and in Australia. The Company believes that its continued growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. The Company anticipates hiring additional personnel to accommodate international growth, and the Company may also enter into agreements with local distributors, representatives, or resellers. If the Company is unable to do one or more of these things in a timely manner, the Company's growth, if any, in its foreign operations will be restricted, and the Company's business, operating results, and financial condition could be materially and adversely affected.

Form 10-Q

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

Form 10-Q


                                PEGASYSTEMS INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may affect the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily the result of fluctuations in foreign exchange rates. The Company had not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Certain of the Company's international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although the Company's sales denominated in foreign currencies in 1999 and the quarter ended March 31, 2000 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such foreign currencies.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

The information contained in Part I, Item 3 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

27.1 Financial Data Schedule

(b) Reports on Form 8-K

On April 27, 2000, the Company filed a report on Form 8-K with the Securities and Exchange Commission reporting a change in the Company's independent public accountants.

Form 10-Q



                             PEGASYSTEMS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEGASYSTEMS INC.

Date: May 15, 2000                    /s/ JAMES P. 0'HALLORAN
                                      -----------------------------------
                                      James P. O'Halloran
                                      Senior Vice President, Chief Financial
                                      Officer, Treasurer, Clerk, and
                                      Director