Form 10-Q
period 2000-06-30
PEGASYSTEMS INC
filed 2000-08-14
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

There were 29,283,777 shares of the Registrant's common stock, $.01 par value per share, outstanding on August 10, 2000.

                        PEGASYSTEMS INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                                               PAGE
                                                                                               ----
 PART I - FINANCIAL INFORMATION

 Item 1.  Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2000
           and December 31, 1999                                                                 3

           Condensed Consolidated Statements of Operations for the three- and six-
           month periods ended June 30, 2000 and June 30, 1999                                   4

           Condensed Consolidated Statements of Cash Flows for the six-
           month periods ended June 30, 2000 and June 30, 1999                                   5

           Notes to Condensed Consolidated Financial Statements                                  6

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  10

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            19


 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                     19

 Item 2.  Changes in Securities and Use of Proceeds                                             20

 Item 3.  Defaults upon Senior Securities                                                       20

 Item 4.  Submission of Matters to a Vote of Security Holders                                   20

 Item 5.  Other Information                                                                     21

 Item 6.  Exhibits and Reports on Form 8-K                                                      21


 SIGNATURES                                                                                     22

FORM 10-Q                                                           PAGE 3 OF 22


                                PEGASYSTEMS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)


                                                                                JUNE 30,            December 31,
                                                                                  2000                  1999
                                                                                --------            ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $ 34,065             $ 30,004
   Trade and installment accounts receivable, net of
     allowance for doubtful accounts of $1,054 in
     2000 and $1,026 in 1999                                                      31,449               40,716
   Prepaid expenses and other current assets                                       1,884                1,676
                                                                                --------             --------
       Total current assets                                                       67,398               72,396

   Long-term license installments                                                 41,768               36,744
   Equipment and improvements, net                                                 7,080                8,335
   Purchased software and other assets, net                                        6,273                7,516
                                                                                --------             --------
         Total assets                                                           $122,519             $124,991
                                                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                        $ 12,921             $ 13,643
   Accrued litigation settlement                                                  17,700                   --
   Deferred revenue                                                                3,448                8,765
   Current portion of capital lease obligations                                      207                  198
                                                                                --------             --------
       Total current liabilities                                                  34,276               22,606

Commitments and contingencies (Note F)
Deferred income taxes                                                              1,000                1,000
Capital lease obligations, net of current portion                                    147                  253
Other long-term liabilities                                                           69                   87
                                                                                --------             --------
          Total liabilities                                                       35,492               23,946

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                                     --                   --
   Common stock, $.01 par value, 45,000,000 shares
     authorized; 29,252,677 shares and 28,995,821 shares issued
     and outstanding in 2000 and 1999, respectively                                  293                  290
   Additional paid-in capital                                                     90,063               88,941
   Deferred compensation                                                              (9)                 (18)
   Stock warrant                                                                   2,897                2,897
   (Accumulated deficit) retained earnings                                        (5,997)               9,079
   Accumulated other comprehensive income                                           (220)                (144)
                                                                                --------             --------
       Total stockholders' equity                                                 87,027              101,045
                                                                                --------             --------
         Total liabilities and stockholders' equity                             $122,519             $124,991
                                                                                ========             ========


            See notes to condensed consolidated financial statements.

FORM 10-Q                                                           PAGE 4 OF 22

                                PEGASYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                            2000                 1999             2000                 1999
                                                           -------              -------         --------             --------
REVENUE:
   Software license                                      $   9,168              $ 9,125        $  15,264             $ 15,145
   Services                                                 12,112               12,222           24,022               21,267
                                                         ---------              -------        ---------             --------
     Total revenue                                          21,280               21,347           39,286               36,412
                                                         ---------              -------        ---------             --------

COST OF REVENUE:
   Cost of software license                                    586                  586            1,171                1,171
   Cost of services                                          8,356                7,842           16,937               16,640
                                                         ---------              -------        ---------             --------
     Total cost of revenue                                   8,942                8,428           18,108               17,811
                                                         ---------              -------        ---------             --------

GROSS PROFIT                                                12,338               12,919           21,178               18,601

OPERATING EXPENSES:
   Research and development                                  3,933                5,026            7,868               10,230
   Selling and marketing                                     6,559                5,395           11,596               10,919
   General and administrative                                2,608                2,696            5,205                5,264
   Litigation settlement                                    14,088                   --           14,088                   --
                                                         ---------              -------        ---------             --------
     Total operating expenses                               27,188               13,117           38,757               26,413
                                                         ---------              -------        ---------             --------

LOSS FROM OPERATIONS                                       (14,850)                (198)         (17,579)              (7,812)

Installment receivable interest income                         900                  837            1,843                1,665
Other interest income, net                                     485                  162              888                  327
Other (expense) income, net                                   (206)                 224             (178)                 135
                                                         ---------              -------        ---------             --------
(LOSS) INCOME BEFORE PROVISION FOR                         (13,671)               1,025          (15,026)              (5,685)
   INCOME TAXES
Provision for income taxes                                      28                   --               50                   --
                                                         ---------              -------        ---------             --------
NET (LOSS) INCOME                                         ($13,699)             $ 1,025         ($15,076)             ($5,685)
                                                         =========              =======        =========             ========

(LOSS) EARNINGS PER SHARE:
  Basic                                                     ($0.47)             $  0.04           ($0.52)              ($0.20)
                                                           =======              =======         ========             ========
  Diluted                                                   ($0.47)             $  0.03           ($0.52)              ($0.20)
                                                           =======              =======         ========             ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Basic                                                     29,152               28,752           29,144               28,732
                                                           =======              =======         ========             ========
  Diluted                                                   29,152               30,291           29,144               28,732
                                                           =======              =======         ========             ========


            See notes to condensed consolidated financial statements.

FORM 10-Q                                                           PAGE 5 OF 22


                                PEGASYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           2000                  1999
                                                                                         --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            ($15,076)              ($5,685)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                                      3,217                 3,378
         Provision for doubtful accounts                                                      190                 1,429
         Issuance of compensatory stock option                                                 --                    21
         Changes in operating assets and liabilities:
            Trade and installment accounts receivable                                       4,053                13,388
            Prepaid expenses and other current assets                                        (208)                  709
            Other long term assets                                                             73                  (207)
            Accounts payable and accrued expenses                                            (722)                  642
            Accrued litigation settlement                                                  17,700                    --
            Deferred revenue                                                               (5,317)               (7,259)
            Other long term liabilities                                                       (18)                   --
                                                                                         --------              --------
              Net cash provided by operating activities                                     3,892                 6,416
                                                                                         --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and improvements                                                  (783)               (1,340)
                                                                                         --------              --------
              Net cash used in investing activities                                          (783)               (1,340)
                                                                                         --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital lease obligation                                                     (97)                  (50)
     Exercise of stock options                                                                725                   329
     Sale of stock under employee stock purchase plan                                         400                    --
                                                                                         --------              --------
              Net cash provided by financing activities                                     1,028                   279
                                                                                         --------              --------

Effect of exchange rate on cash and cash equivalents                                          (76)                  264
                                                                                         --------              --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   4,061                 5,619
                                                                                         --------              --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             30,004                24,806
                                                                                         --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 34,065              $ 30,425
                                                                                         ========              ========


            See notes to condensed consolidated financial statements.

FORM 10-Q                                                           PAGE 6 OF 22


                                PEGASYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with the Securities and Exchange Commission's ("SEC") rules and regulations regarding interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

NOTE B - REVENUE RECOGNITION

The Company's revenue is derived from two sources: software license fees and services fees. Software license fees are generally payable on a monthly basis under license agreements, which generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance. A portion of the fee from each arrangement is deferred and recognized as interest income over the license term. In the case of software license agreement renewals, license fee revenue is recognized upon the commencement of the new license term.

The Company's services revenue is comprised of fees for maintenance, implementation, training and consulting services. Software license customers are offered the option to enter into an annual maintenance contract requiring the customer to pay a monthly maintenance fee renewable on a year-to-year basis. Prepaid maintenance fees are deferred based on their estimated fair value and are recognized ratably over the term of the maintenance agreement. The Company's software implementation agreements typically require the Company to provide a specified level of implementation services for a specified fee, typically with additional implementation services available at an hourly rate. Implementation fees for time and material projects are recognized as incurred. Implementation fees for fixed price projects are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined. Costs associated with fixed price contracts are expensed as incurred. Prior to the point at which the fair value of the elements of a contract can be determined, revenue recognition is limited to amounts equal to costs incurred during the reporting period, resulting in no gross profit. Once the fair values of the elements of a contract are apparent, profit associated with the services elements will begin to be recognized. Training and consulting fees are generally recognized as the services are provided.

The Company has adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." While such adoption did not have a material impact on the financial statements of the Company included in this report on Form 10-Q, it may in the future cause a greater portion of contract revenue to be classified as services revenue rather than license revenue.

FORM 10-Q                                                           PAGE 7 OF 22


NOTE C - EARNINGS (LOSS) PER SHARE


(in thousands, except per share data)                        Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                           2000            1999             2000              1999
                                                          -------         -------         --------          --------
Basic
Net (loss) income                                        ($13,699)        $ 1,025         ($15,076)          ($5,685)
                                                        =========         =======         ========          ========

Weighted average common shares outstanding                 29,152          28,752           29,144            28,732
                                                        =========         =======         ========          ========

Basic (loss) earnings per share                          ($  0.47)        $  0.04           ($0.52)           ($0.20)
                                                        =========         =======         ========          ========

Diluted
Net (loss) income                                        ($13,699)        $ 1,025         ($15,076)          ($5,685)
                                                        =========         =======         ========          ========

Weighted average common shares outstanding                 29,152          28,752           29,144            28,732
  Effect of:
       Assumed exercise of stock options                       --           1,539               --                --
                                                        ---------         -------         --------          --------
Weighted average common shares outstanding,
       Assuming dilution                                   29,152          30,291           29,144            28,732
                                                        =========         =======         ========          ========

Diluted (loss) earnings per share                        ($  0.47)        $  0.03           ($0.52)           ($0.20)
                                                        =========         =======         ========          ========


Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method. For the three-month periods ended June 30, 2000 and 1999, 4,682,995 and 3,778,686 potential shares, respectively, have been excluded from the calculation, as such effect would be anti-dilutive. For the six-month periods ended June 30, 2000 and 1999, 4,992,457 and 4,141,343 potential shares, respectively, have been excluded from the calculation, as their effect would be anti-dilutive.

NOTE D - COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive (loss) income are as follows:


                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30
(IN THOUSANDS)                                     2000             1999           2000             1999
--------------                                    ------           ------        --------         --------
Net (loss) income                                ($13,699)         $1,025        ($15,076)         ($5,685)
                                                 ---------         ------        ---------         --------
Other comprehensive income -
foreign currency translation
   adjustments, net of income
   taxes                                              (59)            200             (76)             264
                                                 ---------         ------        ---------         --------
Comprehensive (loss) income                      ($13,758)         $1,225        ($15,152)         ($5,421)
                                                 =========         ======        =========         ========

FORM 10-Q                                                           PAGE 8 OF 22

NOTE E - NEW ACCOUNTING STANDARDS

On January 1, 2001, the Company will be adopting Statement of Financial Account Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company does not believe adoption will have a material impact on the Company's financial position, operations or cash flows.

The Securities and Exchange Commission has released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which sets forth its views regarding how revenue should be recognized in financial statements. The Company's revenue recognition practices are in conformity with accounting standards generally accepted in the United States of America, and the Company does not expect that this bulletin will have an effect on financial position or results of operation.

NOTE F - COMMITMENTS AND CONTINGENCIES

LITIGATION SETTLEMENT

Class Action Litigation
The Company has been involved in two lawsuits involving litigation related to restatements of its financial statements (the Chalverus Case and the Gelfer
Case). As described below, the Company has reached settlements-in-principle with the plaintiffs in both cases and has recorded a charge of $14.1 million (net of insurance reimbursements of $4.3 million) against operations in the quarter ended June 30, 2000, reflecting the estimated cost of the settlements and remaining legal costs.

Chalverus Case
As a result of complaints filed in 1997 and 1998 in the United States District Court of Massachusetts, which were subsequently consolidated into a single complaint (the "Amended Complaint" or the "Chalverus Case"), the Company has been engaged in litigating matters related to a restatement of its financial statements in 1997. The Amended Complaint alleged that the Company and two officers caused the Company to issue false and misleading financial statements for the fiscal quarter ended June 30, 1997 by inappropriately including $5 million in revenue from a series of contracts with First Data Resources, Inc. The Amended Complaint alleged that as a result of the inclusion of such revenue in the Company's financial statements for that quarter, the market price of the Company's common stock was artificially inflated, causing damage to purchasers of the Company's common stock.

The parties have agreed in writing to a settlement-in-principle of the litigation, pursuant to which the Company will pay $5.25 million in shares of its common stock or in cash, at the Company's option, for the benefit of a stipulated class defined to include all purchasers of the Company's common stock between July 29, 1997 and October 29, 1997, inclusive, and the action will be dismissed with prejudice. The parties' settlement is subject to the negotiation and execution of a definitive Stipulation of Settlement, which will be subject to notice to class members and the further approval by the United States District Court of Massachusetts (the "Court".).

Gelfer Case
In December 1998, a complaint also purporting to be a class action was filed with the Court after the Company's announcement on November 23, 1998 that it may be recording revenue adjustments to prior periods. In April 1999, the plaintiffs filed their First Amended Class Action Complaint (the "Gelfer Complaint") in that action following the January 20, 1999 restatement. The Gelfer Complaint involves the Company and two officers and alleges violations of the Exchange Act. The Complaint was filed on behalf of a purported class of persons who purchased the Company's common stock between April 2, 1998 through November 23, 1998.

The parties have agreed in writing to a settlement-in-principle of this litigation, pursuant to which the Company will pay a total of $12.25 million, of which at least $4.5 million is a cash payment and the remaining
$7.75 million is a payment in shares of its common stock or in cash, at the Company's option. The Settlement is for the benefit of stipulated class defined to include all purchasers of the Company's common stock between April 2, 1998 and November 23, 1998, inclusive, and the action will be dismissed with prejudice. The parties' settlement is subject to the negotiation and execution of a definitive Stipulation of Settlement, which will be subject to notice to class members and further approval by the Court.

FORM 10-Q                                                           PAGE 9 OF 22



Ernst & Young Case On June 9, 2000, the Company and two of its officers filed a complaint against Ernst & Young, LLP and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court. The complaint alleges that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with accounting advice that Ernst & Young rendered to the Company regarding the revenues in question in the Chalverus case discussed above. The Company seeks compensatory damages, including contribution, for losses and other costs incurred in connection with the Chalverus litigation. The defendants have not yet served their response to the complaint.

FORMAL ORDER OF PRIVATE INVESTIGATION

In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company is cooperating fully with such investigation.

FORM 10-Q                                                          PAGE 10 OF 22


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

The Company's independent public accountants have identified in connection with their audits of the Company's 1997, 1998, and 1999 financial statements material weaknesses in the Company's internal control environment. See Note 1 to the Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K/A.

RESULTS OF OPERATIONS

As of January 1, 1999, the Company refined its method of classifying costs and expenses by directly charging costs to their appropriate functional classification.

During the third quarter of 1999, the Company further refined its methodology of classifying costs and expenses. Results for the first six months of 1999 have been reclassified to conform with the current methodology.

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

REVENUE

Total revenue for the three-month periods ended June 30, 2000 (the "2000 Three Month Period") and June 30, 1999 (the "1999 Three Month Period") remained constant at $21.3 million. Total revenue for the six-month period ended June 30, 2000 (the "2000 Six Month Period") increased 7.9% to $39.3 million from $36.4 million for the six-month period ended June 30, 1999 (the "1999 Six Month Period"). The increase was due primarily to the recognition of service revenue during the three months ended March 31, 2000 that had previously been deferred and a slight increase in software license revenue.

Software license revenue for the 2000 Three Month Period increased 0.5% to $9.2 million from $9.1 million for the 1999 Three Month Period. Software license revenue for the 2000 Six Month Period increased 0.8% to $15.3 million from $15.1 million for the 1999 Six Month Period. The increases were due primarily to an increased number of software license acceptances by new and existing customers partially offset by the allocation of a portion of license revenue to services revenue as required by SOP 97-2.

Services revenue for the 2000 Three Month Period decreased 0.9% to $12.1 million from $12.2 million for the 1999 Three Month Period. The decrease was due primarily to the reduction of revenue recognized from previously deferred projects, offset by the additional allocation of software license revenue to services revenue as required by SOP 97-2. Services revenue for the 2000 Six Month Period increased 13.0% to $24.0 million from $21.3 million for the 1999 Six Month Period. The increase in service revenue for the 2000 Six Month Period was primarily attributable to the completion of projects during the three months ended March 31, 2000 which had been previously deferred and the allocation of software license revenue to services revenue as required by SOP 97-2.

FORM 10-Q                                                          PAGE 11 OF 22


COST OF REVENUE

Cost of software license revenue for the 2000 Three and Six Month Periods and the 1999 Three and Six Month Periods remained constant at $0.6 million and $1.2 million, respectively. Cost of software license relates to the amortization associated with a stock purchase warrant issued by the Company in June 1997, and the Company's acquisition of First Data Resources Corporation's ESP software product. These costs are being amortized through December 31, 2002. Cost of software license as a percentage of license revenue for the 2000 Three Month Period and the 1999 Three Month Period remained constant at 6.4%. Cost of software license as a percentage of license revenue for the 2000 Six Month Period and the 1999 Six Month Period remained constant at 7.7%.

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the 2000 Three Month Period increased 6.6% to $8.4 million from $7.8 million for the 1999 Three Month Period. Cost of services for the 2000 Six Month Period increased 1.8% to $16.9 million from $16.6 million for the 1999 Six Month Period. Cost of services as a percentage of services revenue increased to 69.0% for the 2000 Three Month Period from 64.2% for the 1999 Three Month Period. These increases were primarily due to a lower recovery rate on hours worked, partially offset by a reduction in travel related costs and equipment. Cost of services as a percentage of services revenue decreased to 70.5% for the 2000 Six Month Period from 78.2% for the 1999 Six Month Period. This decrease was primarily due to the recognition of service revenue that had been previously deferred. The costs associated with the deferred revenue were recognized in prior periods.

OPERATING EXPENSES

Research and development expenses for the 2000 Three Month Period decreased 21.7% to $3.9 million from $5.0 million for the 1999 Three Month Period. Research and development expenses for the 2000 Six Month Period decreased 23.1% to $7.9 million from $10.2 million for the 1999 Six Month Period. As a percentage of total revenue, research and development expenses decreased to 18.5% for the 2000 Three Month Period from 23.5% for the 1999 Three Month Period. As a percentage of total revenue, research and development expenses decreased to 20.0% for the 2000 Six Month Period from 28.1% for the 1999 Six Month Period. These decreases were due to costs associated with decreased staffing, such as compensation, facilities, and equipment-related costs. These cost reductions are not indicative of management's commitment to research and development projects. Management believes that the current level of staffing will enable the Company to successfully innovate.

Selling and marketing expenses for the 2000 Three Month Period increased 21.6% to $6.6 million from $5.4 million for the 1999 Three Month Period. Selling and marketing expenses for the 2000 Six Month Period increased 6.2% to $11.6 million from $10.9 million for the 1999 Six Month Period. As a percentage of total revenue, selling and marketing expenses increased to 30.8% for the 2000 Three Month Period from 25.3% for the 1999 Three Month Period. These increases were due to an increase in marketing programs such as trade shows and additional employee related costs, such as employee compensation, partially offset by a reduction in travel related expenses. As a percentage of total revenue, selling and marketing expenses decreased to 29.5% for the 2000 Six Month Period from 30.0% for the 1999 Six Month Period. This decrease was primarily due to the recognition of revenue that had been previously deferred.

General and administrative expenses for the 2000 Three Month Period decreased 3.3% to $2.6 million from $2.7 million for the 1999 Three Month Period. General and administrative expenses for the 2000 Six Month Period decreased 1.1% to $5.2 million from $5.3 million for the 1999 Six Month Period. As a percentage of total revenue, general and administrative expenses decreased to 12.3% for the 2000 Three Month Period from 12.6% for the 1999 Three Month Period. These decreases were due to a lower level of bad debt costs and legal fees, partially offset by increased staffing related expenses such as

FORM 10-Q                                                          PAGE 12 OF 22

compensation and equipment related costs and additional fees relating to professional services. As a percentage of total revenue, general and administrative expenses decreased to 13.2% for the 2000 Six Month Period from 14.5% for the 1999 Six Month Period. This decrease was primarily due to the recognition of service revenue that had been previously deferred.

LITIGATION SETTLEMENT

The Company has been involved in two lawsuits involving litigation related to restatements of its financial statements (the Chalverus Case and the Gelfer
Case). As stated in Note F to the condensed consolidated financial statements, the Company has reached settlements-in-principle with the plaintiffs in both cases and has recorded a charge of $14.1 million (net of insurance reimbursements of $4.3 million) against operations in the quarter ended June 30, 2000, reflecting the estimated cost of the settlements and the remaining legal costs. See Note F.

INSTALLMENT RECEIVABLE INTEREST INCOME

Installment receivable interest income, which consists of the portion of all license fees under long-term software license agreements that is attributable to the time value of money, increased 7.5% to $0.9 million for the 2000 Three Month Period from $0.8 million for the 1999 Three Month Period. Installment receivable interest income increased 10.7% to $1.8 million for the 2000 Six Month Period from $1.7 million for the 1999 Six Month Period. These changes were primarily due to the increase in the Company's installed customer base.

INTEREST INCOME, NET

Interest income, net, increased 199.4% to $0.5 million for the 2000 Three Month Period from $0.2 million for the 1999 Three Month Period. Interest income, net increased 171.6% to $0.9 million for the 2000 Six Month Period from $0.3 million for the 2000 Six Month Period. The increase was due primarily to additional interest income generated on cash and cash equivalents.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, which consists primarily of reseller development funds received from third-party resellers of computer hardware products and mark to market gains or losses on foreign denominated accounts receivable, decreased 192.0% to $0.2 million of net expenses for the 2000 Three Month Period from $0.2 million of net income for the 1999 Three Month Period. Other income, net, decreased 231.9% to $0.2 million net expenses for the 2000 Six Month Period from $0.1 million net income for the 1999 Six Month Period. The decrease was due primarily to a larger mark to market loss for foreign denominated accounts receivable.

PROVISION FOR INCOME TAXES

The tax provision for the 2000 Three and Six Month Periods consisted of foreign taxes in the amount of $28,000 and $50,000, respectively. There was no tax provision for the 1999 Three and Six Month Periods. No benefit was recorded for domestic losses incurred due to uncertainty regarding eventual utilization of these losses.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations primarily through cash flow from operations, bank borrowings, and proceeds from the Company's public stock offerings.

At June 30, 2000, the Company has cash and cash equivalents of approximately $34.1 million and working capital of approximately $33.1 million. The Company's approach of charging license fees payable in installments over the term of its license has historically deferred the receipt of cash and limits the availability of working capital in the short term while having a stabilizing effect on cash and working capital for the longer term.

Net cash provided by operating activities for the 2000 Six Month Period was $3.9 million, as compared to $6.4 million of net cash provided by the 1999 Six Month Period. This change was primarily due to the decrease in accounts receivable, the decrease in accounts payable and accrued expenses, and a decrease in bad debt expense, and a decrease in deferred revenue, partially offset by the insurance settlement received (see Note F to condensed consolidated financial statements) and the operating loss, net of non-cash items.

FORM 10-Q                                                          PAGE 13 OF 22


Net cash used in investing activities was approximately $0.8 million during the 2000 Six Month Period, as compared to $1.3 million for the 1999 Six Month Period. This change was primarily due to fewer purchases of property and equipment, consisting mainly of computer hardware and software, and furniture and fixtures.

Net cash provided by financing activities was $1.0 million during the 2000 Six Month Period, as compared, to $0.3 million used in the 1999 Six Month Period. The increase in cash provided was due to additional stock option exercises and the sale of stock under the Employee Stock Purchase Plan.

The Company believes that current cash and cash equivalents will be sufficient to fund the Company's operations for the near term and the settlement of the Chalverus Case and the Gelfer Case. There can be no assurance that additional capital which may be required to support further revenue growth will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

EFFECT OF "YEAR 2000" ISSUES

As of the date of this filing, the Company has not incurred any significant business disruptions nor has the Company encountered any significant issues with respect to our software products as a result of year 2000 issues. However, while no such significant occurrence has developed, year 2000 issues that may arise related to key suppliers and service providers may not become apparent immediately. The Company has received assurances from key suppliers and service providers such as financial institutions, the Company's payroll service provider, and the Company's retirement plan administrator as to their year 2000 readiness. The Company can provide no assurance that we will not be adversely affected by these suppliers and service providers due to noncompliance in the future. The Company has funded our Year 2000 costs from operating cash flows and has not separately accounted for these costs. These costs have not been material.

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

FORM 10-Q                                                          PAGE 14 OF 22


FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes", "anticipates", "plans" "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements made in this report and presented elsewhere by management from time to time. Some of the important risks and uncertainties that may cause the Company's operating results to differ materially and adversely are discussed below.

THE COMPANY IS PRESENTLY A DEFENDANT IN TWO PRIVATE SECURITIES LITIGATION MATTERS. The Company has entered into a settlement-in-principle with the plaintiffs' in each of these cases with respect to proposed settlements, the financial impact of which are reflected in the Company's financial statements contained in this report on Form 10-Q. The proposed settlements are contingent, however, on the negotiation and execution of the stipulation-of-settlement and final court approval. The failure to settle either of these cases on the proposed terms could result in the Company being required to pay substantial damages or higher settlement costs, incurring substantial defense costs and suffering diversion of management time and attention, any of which could have a material adverse effect on the Company's financial position or results of operation.

THE COMPANY IS BEING INVESTIGATED BY THE SECURITIES AND EXCHANGE COMMISSION. In May of 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and, as a result, the Company and certain individuals, currently or formerly associated with the Company, are presently being investigated by the SEC concerning past accounting matters, financial reports and other public disclosures and trading activity in the Company's securities during 1997 and 1998. Such investigation may result in the SEC imposing fines on the Company or taking other measures that may have a material adverse impact on the Company's financial position or results of operations. In addition, regardless of the outcome of the investigation, it is likely that the Company will incur substantial defense costs and that such investigation will cause a diversion of management time and attention. Finally, the negative publicity resulting from the investigation has made and may continue to make it more difficult for the Company to close sales, which in turn could have a material adverse impact on the Company's financial position or results of operations.

THE COMPANY CONTINUED TO HAVE MATERIAL WEAKNESSES IN ITS FINANCIAL CONTROL ENVIRONMENT. The Company's independent public accountants have identified in connection with their audits of the Company's 1997, 1998, and 1999 financial statements material weaknesses in the Company's internal control environment. In connection with the completion of the 1999 audit, they informed the Company that their management letter would include a recommendation to, among other things, strengthen the resources of the Company's finance organization to improve financial accounting and internal controls. Although the Company is actively seeking to hire additional qualified personnel into such organization, these efforts have proved to be difficult and there can be no assurance that the Company will be successful in these efforts in the near term. The inability to hire such personnel could have a material adverse impact on the Company's reputation and on its financial condition and results of operations.

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

FORM 10-Q                                                          PAGE 15 OF 22


expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

THE TIMING OF LICENSE REVENUES IS RELATED TO THE COMPLETION OF IMPLEMENTATION SERVICES AND PRODUCT ACCEPTANCE BY THE CUSTOMER, THE TIMING OF WHICH HAS BEEN DIFFICULT TO PREDICT ACCURATELY. There can be no assurance that Pegasystems will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts' expectations. Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect a policy of recognizing license fee revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed license payment due during the term. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from one to six months but in some cases significantly longer. Risks over which the Company has little or no control, including customers' budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes dictated by customers may delay product implementation and revenue recognition. The Company's business and financial and operating results have experienced and may continue to experience significant seasonality.

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

FORM 10-Q                                                          PAGE 16 OF 22


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

IF EXISTING CUSTOMERS DO NOT RENEW THEIR LICENSES, THE COMPANY'S FINANCIAL RESULTS MAY SUFFER. A significant portion of total revenue has been attributable to license renewals. While historically a significant number of customers have renewed their licenses, there can be no assurance that a significant number of customers will continue to renew expiring licenses. A decrease in license renewals absent offsetting revenue from other sources would have a material adverse effect on future financial performance. In addition, possible transition to a prepaid extended term license may have a material adverse impact on the amount of license renewal revenues in future periods.

THE COMPANY DEPENDS ON CERTAIN KEY PERSONNEL AND MUST BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN THE FUTURE. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales and marketing personnel, including Mr. Trefler, the Company's Chief Executive Officer. The loss of key personnel could adversely affect financial performance. The Company does not have any significant key-man life insurance on any officers or employees and does not plan to put any in place. The Company's success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain its products is limited, and competition for their services is intense and there can be no assurance that the Company will be able to attract and retain such personnel. If the Company is unable to do so, the Company's business, operating results, and financial condition could be materially adversely affected.

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

FORM 10-Q                                                          PAGE 17 OF 22


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

FORM 10-Q                                                          PAGE 18 OF 22


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

FORM 10-Q                                                          PAGE 19 OF 22


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

Certain of the Company's international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although the Company's sales denominated in foreign currencies in 1999 and the six months ended June 30, 2000 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such foreign currencies.

PART II - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

LITIGATION SETTLEMENT

Class Action Litigation
The Company has been involved in two lawsuits involving litigation related to restatements of its financial statements (the Chalverus Case and the Gelfer
Case). As described below, the Company has reached settlements-in-principle with the plaintiffs in both cases and has recorded a charge of $14.1 million (net of insurance reimbursements of $4.3 million) against operations in the quarter ended June 30, 2000, reflecting the estimated cost of the settlements and remaining legal costs.

Chalverus Case
As a result of complaints filed in 1997 and 1998 in the United States District Court of Massachusetts, which were subsequently consolidated into a single complaint (the "Amended Complaint" or the "Chalverus Case"), the Company has been engaged in litigating matters related to a restatement of its financial statements in 1997. The Amended Complaint alleged that the Company and two officers caused the Company to issue false and misleading financial statements for the fiscal quarter ended June 30, 1997 by inappropriately including $5 million in revenue from a series of contracts with First Data Resources, Inc. The Amended Complaint alleged that as a result of the inclusion of such revenue in the Company's financial statements for that quarter, the market price of the Company's common stock was artificially inflated, causing damage to purchasers of the Company's common stock.

The parties have agreed in writing to a settlement-in-principle of the litigation, pursuant to which the Company will pay $5.25 million in shares of its common stock or in cash, at the Company's option, for the benefit of a stipulated class defined to include all purchasers of the Company's common stock between July 29, 1997 and October 29, 1997, inclusive, and the action will be dismissed with prejudice. The parties' settlement is subject to the negotiation and execution of a definitive Stipulation of Settlement, which will be subject to notice to class members and the further approval by the United States District Court of Massachusetts (the "Court".).

FORM 10-Q                                                         PAGE 20 OF 22

Gelfer Case
In December 1998, a complaint also purporting to be a class action was filed with the Court after the Company's announcement on November 23, 1998 that it may be recording revenue adjustments to prior periods. In April 1999, the plaintiffs filed their First Amended Class Action Complaint (the "Gelfer Complaint") in that action following the January 20, 1999 restatement. The Gelfer Complaint involves the Company and two officers and alleges violations of the Exchange Act. The Complaint was filed on behalf of a purported class of persons who purchased the Company's common stock between April 2, 1998 through November 23, 1998.

The parties have agreed in writing to a settlement-in-principle of this litigation, pursuant to which the company will pay a total of $12.25 million, of which at least $4.5 million is a cash payment and the remaining
$7.75 million is a payment in shares of its common stock or in cash, at the Company's option. The Settlement is for the benefit of stipulated class defined to include all purchasers of the Company's common stock between April 2, 1998 and November 23, 1998, inclusive, and the action will be dismissed with prejudice. The parties' settlement is subject to the negotiation and execution of a definitive Stipulation of Settlement, which will be subject to notice to class members and further approval by the Court.

Ernst & Young Case
On June 9, 2000, the Company and two of its officers filed a complaint against Ernst & Young, LLP and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court. The complaint alleges that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with accounting advice that Ernst & Young rendered to the Company regarding the revenues in question in the Chalverus case discussed above. The Company seeks compensatory damages, including contribution, for losses and other costs incurred in connection with the Chalverus litigation. The defendants have not yet served their response to the complaint.

FORMAL ORDER OF PRIVATE INVESTIGATION

In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company is cooperating fully with such investigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on June 29, 2000. The following matters were voted upon:

         1. Stephen F. Kaplan, Alan Trefler and William W. Wyman were elected to serve as Directors of the Company until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The following Directors' terms of office continued after the annual meeting: Edward A. Maybury, William H. Keough, Edward B. Roberts and James P. O'Halloran. Mr. Kaplan was elected with 24,422,459 votes "FOR" and 198,837 votes "WITHHELD". Alan Trefler was elected with 24,422,459 votes "FOR" and 198,837 votes "WITHHELD". Mr. Wyman was elected with 24,422,459 votes "FOR" and 198,837 votes "WITHHELD".

         2. The stockholders approved an amendment to the Amended and Restated 1994 Long-Term Incentive Plan increasing the number of shares reserved for issuance thereunder from 9,500,000 to 11,500,000 with 22,920,591 votes "FOR", 1,652,205 votes "AGAINST", and 48,500 votes "ABSTAINING."

         3. The stockholders approved an amendment to the Amended and Restated Director Stock Option Plan to provide for the annual grant to each non-employee director of the Company of a fully-vested option to purchase 10,000 shares of the Company's common stock at fair market value, in addition to a one-time grant of an option to purchase 30,000 shares of the Company's common stock on the date each non-employee director first becomes a director of the Company. The vote on the amendment was 23,163,385 votes "FOR", 1,408,301 votes "AGAINST", and 49,610 votes "ABSTAINING."

         4. The stockholders ratified the appointment by the Board of Directors of Deloitte & Touche, LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending December 31, 2000, with 24,619,196 votes "FOR", 1,000 votes "AGAINST", and 1,100 votes "ABSTAINING."

FORM 10-Q                                                          PAGE 21 OF 22


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.1   Financial Data Schedule

FORM 10-Q                                                          PAGE 22 OF 22


                                PEGASYSTEMS INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PEGASYSTEMS INC.



Date:  August 14, 2000                    /s/  James P. O'Halloran
                                          -------------------------------------
                                          James P. O'Halloran
                                          Treasurer and Chief Financial Officer
                                          (principal financial officer and
                                          chief accounting officer)