Form 10-Q
period 2000-09-30
PEGASYSTEMS INC
filed 2000-11-14
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____

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

                                                   Yes    X   No
                                                       -------  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 29,438,310 shares of the Registrant's common stock, $.01 par value per share, outstanding on November 8, 2000.


                        PEGASYSTEMS INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                      PAGE
                                                                                                      ----

 PART I - FINANCIAL INFORMATION

 Item 1.  Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2000
           and December 31, 1999                                                                         3

           Condensed Consolidated Statements of Operations for the three- and nine-
           month periods ended September 30, 2000 and September 30, 1999                                 4

           Condensed Consolidated Statements of Cash Flows for the nine-
           month periods ended September 30, 2000 and September 30, 1999                                 5

           Notes to Condensed Consolidated Financial Statements                                          6

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                          11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    19

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                             19

 Item 2.  Changes in Securities and Use of Proceeds                                                     20

 Item 3.  Defaults upon Senior Securities                                                               20

 Item 4.  Submission of Matters to a Vote of Security Holders                                           20

 Item 5.  Other Information                                                                             20

 Item 6.  Exhibits and Reports on Form 8-K                                                              20


 SIGNATURES                                                                                             21

FORM 10-Q



                                PEGASYSTEMS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)

                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,         December 31,
                                                                                         2000                 1999
                                                                                -------------------- -------------------
ASSETS
Current assets:

   Cash and cash equivalents                                                                $25,258              $30,004
   Trade and installment accounts receivable, net of
     allowance for doubtful accounts of $1,034 in
     2000 and $1,026 in 1999                                                                 34,192               40,716
   Prepaid expenses and other current assets                                                  2,499                1,676
                                                                                -------------------- -------------------
       Total current assets                                                                  61,949               72,396

   Long-term license installments                                                            43,488               36,744
   Equipment and improvements, net                                                            6,127                8,335
   Purchased software and other assets, net                                                   5,705                7,516
                                                                                -------------------- -------------------
         Total assets                                                                      $117,269             $124,991
                                                                                ==================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable and accrued expenses                                                    $13,987              $13,643
   Accrued litigation settlement                                                             12,681                   --
   Deferred revenue                                                                           2,449                8,765
   Current portion of capital lease obligations                                                 212                  198
                                                                                -------------------- -------------------
       Total current liabilities                                                             29,329               22,606

Deferred income taxes                                                                         1,000                1,000
Capital lease obligations, net of current portion                                                93                  253
Other long-term liabilities                                                                      60                   87
                                                                                -------------------- -------------------
       Total liabilities                                                                     30,482               23,946

Commitments and contingencies (Note F)

Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                                                --                   --
   Common stock, $.01 par value, 45,000,000 shares authorized;
     29,327,570 shares and 28,995,821 shares issued and
     outstanding in 2000 and 1999, respectively                                                 293                  290
   Additional paid-in capital                                                                90,123               88,941
   Deferred compensation                                                                         (5)                 (18)
   Stock warrant                                                                              2,897                2,897
   Retained (deficit) earnings                                                               (6,243)               9,079
   Accumulated comprehensive loss                                                              (278)                (144)
                                                                                -------------------- -------------------
       Total stockholders' equity                                                            86,787              101,045
                                                                                -------------------- -------------------
         Total liabilities and stockholders' equity                                        $117,269             $124,991
                                                                                ==================== ===================

           See notes to condensed consolidated financial statements.

                               PEGASYSTEMS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPT 30,                             SEPT 30,
                                                             2000               1999              2000               1999
                                                     --------------    -----------------  ---------------  -------------------
REVENUE:
   Software license                                        $12,946              $ 6,274          $28,210             $ 21,419
   Services                                                  9,718               14,235           33,740               35,502
                                                     --------------    -----------------  ---------------  -------------------
     Total revenue                                          22,664               20,509           61,950               56,921
                                                     --------------    -----------------  ---------------  -------------------

COST OF REVENUE:
   Cost of software license                                    585                  586            1,756                1,757
   Cost of services                                         11,127                7,129           28,064               23,769
                                                     --------------    -----------------  ---------------  -------------------
     Total cost of revenue                                  11,712                7,715           29,820               25,526
                                                     --------------    -----------------  ---------------  -------------------
GROSS PROFIT                                                10,952               12,794           32,130               31,395

OPERATING EXPENSES:

   Research and development                                  3,557                5,134           11,425               15,364
   Selling and marketing                                     5,853                3,932           17,449               14,851
   General and administrative                                3,039                2,804            8,244                8,068
    Litigation settlement, net of insurance                     --                   --           14,088                   --
     recovery
                                                     --------------    -----------------  ---------------  -------------------
     Total operating expenses                               12,449               11,870           51,206               38,283
                                                     --------------    -----------------  ---------------  -------------------

(LOSS) INCOME FROM OPERATIONS                               (1,497)                 924          (19,076)              (6,888)

Installment receivable interest income                         900                  900            2,743                2,565
Other interest income, net                                     451                  274            1,339                  601
Other income (expense), net                                     --                  346            (179)                  481
                                                     --------------    -----------------  ---------------  -------------------
(LOSS) INCOME BEFORE PROVISION  FOR                           (146)               2,444          (15,173)              (3,241)
   INCOME TAXES

Provision for income taxes                                     100                   --              150                   --
                                                     --------------    -----------------  ---------------  -------------------
NET (LOSS) INCOME                                            ($246)             $ 2,444         ($15,323)             ($3,241)
                                                     ==============    =================  ===============  ===================

(LOSS) EARNINGS PER SHARE:
  Basic                                                     ($0.01)               $0.08           ($0.53)              ($0.11)
                                                     ==============    =================  ===============  ===================
  Diluted                                                   ($0.01)               $0.08           ($0.53)              ($0.11)
                                                     ==============    =================  ===============  ===================
WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING:
  Basic                                                     29,454               28,861           29,173               28,858
                                                     ==============    =================  ===============  ===================
  Diluted                                                   29,454               31,043           29,173               28,858
                                                     ==============    =================  ===============  ===================


           See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                                SEPT 30,

                                                                                           2000                 1999
                                                                                      --------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            ($15,323)              ($3,241)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                                      4,700                 5,161
         Provision for doubtful accounts                                                      190                 2,060
         Issuance of compensatory stock option                                                 -                     85
         Changes in operating assets and liabilities:
                Trade and installment accounts receivable                                    (410)               15,490
                Prepaid expenses and other current assets                                    (823)                   87
                Other long term assets                                                         56                  (222)
                Accounts payable and accrued expenses                                         344                (1,441)
                Accrued litigation settlement                                              12,681                     -
                Deferred revenue                                                           (6,316)              (13,756)
                Other long term liabilities                                                   (27)                  127
                                                                                   --------------       ----------------
                  Net cash provided by operating activities                                (4,928)                4,350
                                                                                   --------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and improvements                                                  (723)               (1,792)
                                                                                   --------------       ----------------
                  Net cash used in investing activities                                      (723)               (1,792)
                                                                                   --------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital lease obligation                                                    (146)                  (77)
     Exercise of stock options                                                                785                   423
     Sale of stock under employee stock purchase plan                                         400                   414
                                                                                   --------------       ----------------
                  Net cash provided by financing activities                                 1,039                   760
                                                                                   --------------       ----------------

Effect of exchange rate on cash and cash equivalents                                         (134)                  281
                                                                                   --------------       ----------------

NET (DECREASE) INCREASE IN CASH AND CASH
      EQUIVALENTS                                                                          (4,746)                3,599
                                                                                   --------------       ----------------

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                                            30,004                24,806
                                                                                   --------------       ----------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                 $25,258               $28,405
                                                                                   ==============       ================

           See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with the Securities and Exchange Commission's rules and regulations regarding interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC".)

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

The Company's services revenue is comprised of fees for maintenance, implementation, training and consulting services. Software license customers are offered the option to enter into an annual maintenance contract requiring the customer to pay a monthly maintenance fee renewable on a year-to-year basis. Prepaid maintenance fees are deferred based on the estimated fair value of all the elements of the arrangement and are recognized ratably over the term of the maintenance agreement. The Company's software implementation agreements typically require the Company to provide a specified level of implementation services for a specified fee, typically with additional implementation services available at an hourly rate. Implementation fees for time and material projects are recognized as incurred. Implementation fees for fixed price projects are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined. Costs associated with fixed price contracts are expensed as incurred. Prior to the point at which the fair value of the elements of a contract can be determined, revenue recognition is limited to amounts equal to costs incurred during the reporting period, resulting in no gross profit. Once the fair values of the elements of a contract are apparent, profit associated with the services elements will begin to be recognized. Training and consulting fees are generally recognized as the services are provided.

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

NOTE C - EARNINGS (LOSS) PER SHARE

(in thousands, except per share data)                     Three Months Ended                Nine Months Ended
                                                               Sept 30,                          Sept 30,
                                                           2000            1999           2000               1999
                                                     ------------     -----------    -------------     ------------
Basic
Net (loss) income                                           ($246)         $2,444         ($15,323)          ($3,241)
                                                     ============     ===========    =============     ============

Weighted average common shares outstanding                 29,454          28,861           29,173            28,858
                                                     ============     ===========    =============     ============
 Basic (loss) earnings per share                           ($0.01)          $0.08           ($0.53)           ($0.11)
                                                     ============     ===========    =============     ============
 Diluted
 Net  (loss) income                                         ($246)         $2,444         ($15,323)          ($3,241)
                                                     ============     ===========   =============      ============
 Weighted average common shares outstanding                29,454          28,861           29,173            28,858
  Effect of :
       Assumed exercise of stock options                       --           2,182               --               --
                                                       ------------     ---------      -----------      ------------
 Weighted  average common shares outstanding,
       Assuming dilution                                   29,454          31,043           29,173            28,858
                                                     ============     ===========    =============      ============
 Diluted (loss) earnings per share                         ($0.01)          $0.08           ($0.53)           ($0.11)
                                                     ============    ===========     =============      ============

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method. For the three-month periods ended September 30, 2000 and 1999, 6,790,825 and 823,626 potential shares, respectively, have been excluded from the calculation, as such effect would be anti-dilutive. For the nine-month periods ended September 30, 2000 and 1999, 4,761,074 and 3,874,863 potential shares, respectively, have been excluded from the calculation, as their effect would be anti-dilutive.

As stated in Note G to Notes to Consolidated Financial Statements, the Company entered into an agreement with a director of the Company pursuant to which such director has agreed to purchase 500,000 shares (the "Shares") of the Company's common stock for $2,345,000 from the escrow fund proposed to be established in connection with the settlement of the Chalverus Case (See Note F to Notes to Consolidated Financial Statements.) The Shares have been treated as though issued in August 2000 for purposes of determining weighted average common shares outstanding for computing basic loss per share, even though they were not actually issued as of September 30, 2000, because the Company was obligated in August 2000 to issue the Shares either to the Fund or directly to the director.

NOTE D - COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income (loss) are as follows:

                                                 Three Months Ended                     Nine Months Ended
                                                      Sept 30,                               Sept 30
(IN THOUSANDS)                                 2000              1999              2000               1999
-----------                                --------------    --------------     ------------    ------------------
Net (loss) income                                ($246)            $2,444       ($15,323)         ($3,241)
                                           --------------    --------------     ------------    ------------------
Other Comprehensive (Loss)
Foreign currency translation adjustments,
net of income taxes                                (58)                17           (134)             281
                                           --------------    --------------     ------------    ------------------
Comprehensive (loss) income                      ($304)            $2,461       ($15,457)         ($2,960)
                                           ==============    ==============     ============    ==================

NOTE E-NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's financial position or results of operation.

The Securities and Exchange Commission has released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which sets forth its views regarding how revenue should be recognized in financial statements. The Company's revenue recognition practices are in conformity with accounting standards generally accepted in the United States of America, and the Company does not expect that this bulletin will have a material impact on the Company's financial position or results of operation.

NOTE F - COMMITMENTS AND CONTINGENCIES

COMPANY LITIGATION

CLASS ACTION LITIGATION

The Company has been involved in two matters involving litigation related to restatements of its financial statements (the Chalverus Case and the Gelfer
Case). As described below, the Company has reached agreements with the plaintiffs to settle both cases and recorded a charge of $14.1 million (net of insurance reimbursements of $4.3 million) against operations in the quarter ended June 30, 2000, reflecting the estimated cost of the settlements and remaining legal costs.

CHALVERUS CASE

As a result of complaints filed in 1997 and 1998 in the United States District Court of Massachusetts, which were subsequently consolidated into a single complaint, (the "Amended Complaint" or the "Chalverus Case"), the Company has been engaged in litigating matters related to a restatement of its financial statements in 1997. The Amended Complaint alleged that the Company and two officers caused the issuance of false and misleading financial statements for the fiscal quarter ended June 30, 1997 by inappropriately including $5 million in revenue from a series of contracts with First Data Resources, Inc. The Amended Complaint alleged that as a result of the inclusion of such revenue in the Company's financial statements for that quarter, the market price of the Company's common stock was artificially inflated, causing damage to purchasers of the Company's common stock.

The parties have agreed in writing to a settlement of the litigation, pursuant to which the Company will pay $5.25 million in shares of its common stock or in cash, at the Company's option, for the benefit of a stipulated class defined to include all purchasers of the Company's common stock between July 29, 1997 and October 29, 1997, inclusive, and the action will be dismissed with prejudice. The parties' settlement is subject to notice to class members and to approval by the United States District Court of Massachusetts (the "Court"). The Court has set December 18, 2000 as the date to consider such approval hearing.

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

The parties entered a settlement by which the Company will pay a total of $12.25 million, of which at least $4.5 million is a cash payment and the remaining $7.75 million is a payment in shares of its common stock or in cash, at the Company's option. The settlement is for the benefit of stipulated class defined to include all purchasers of the Company's common stock between April 2,1998 and November 23,1998, inclusive, and the action will be dismissed with prejudice. The parties' settlement is subject to notice to class members and further approval by the Court.

ERNST & YOUNG CASE

On June 9, 2000, the Company and two of its officers filed a complaint against Ernst & Young LLP and Alan B. Levine (a former partner of Ernst & Young LLP) in a Massachusetts state court. The complaint alleges that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements in connection with accounting advice that Ernst & Young LLP rendered to the Company regarding the revenues in question in the Chalverus Case discussed above. The Company seeks compensatory damages, including contribution, for losses and other costs incurred in connection with the Chalverus Case. The defendants have moved to dismiss the complaint on the grounds that the matter should be arbitrated.

FORMAL ORDER OF PRIVATE INVESTIGATION

In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company is cooperating fully with the investigation.

NOTE G - SALE OF STOCK

In August 2000, the Company entered into an agreement with a director of the Company pursuant to which such director has agreed to purchase 500,000 shares (the "Shares") of the Company's common stock for $2,345,000 from the escrow fund (the "Fund") proposed to be established in connection with the settlement of the Chalverus Case (See Note F to Notes to Consolidated Financial Statements). However, if (i) the case does not settle on or before December 31, 2000, (ii) the Fund is not established in connection with the settlement of the case, (iii) the court before which the case is pending does not approve the settlement on or before December 31, 2000 or (iv) the Fund does not sell the shares to such director, then the director has agreed to purchase, and the Company has agreed to sell, such number of shares at the same price. The Shares have been treated as though issued in August 2000 for purposes of determining weighted average common shares outstanding for computing basic loss per share, even though they were not actually issued as of September 30, 2000, because the Company was obligated in August 2000 to issue the Shares either to the Fund or directly to the director.

                                                                 Page ll of 21

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE
Total revenue for the three-month period ended September 30, 2000 (the
"2000 Three Month Period") increased 10.5% to $22.7 million from $20.5 million for the three-month period ending September 30, 1999 (the "1999 Three Month Period"). Total revenue for the nine-month period ended September 30, 2000 (the "2000 Nine Month Period") increased 8.8% to $62.0 million from $56.9 million for the nine-month period ended September 30, 1999 (the "1999 Nine Month Period"). The increase in total revenue was due to an increase in software license revenue, partially offset by a decrease in services revenue.

Software license revenue for the 2000 Three Month Period increased 106.3% to $12.9 million from $6.3 million for the 1999 Three Month Period. Software license revenue for the 2000 Nine Month Period increased 31.7% to $28.2 million from $21.4 million for the 1999 Nine Month Period. The increases were due primarily to a rise in software license renewals and acceptances by new and existing customers and less allocation of a portion of license revenue to services revenue in accordance with generally accepted accounting principles.

Services revenue for the 2000 Three Month Period decreased 31.7% to $9.7 million from $14.2 million for the 1999 Three Month Period. The decrease was due primarily to the reduction of revenue recognized from previously deferred projects and a reduced allocation of software license revenue to services revenue under generally accepted accounting principles. Services revenue for the 2000 Nine Month Period decreased 5.0% to $33.7 million from $35.5 million for the 1999 Nine Month Period. The decrease in service revenue for the 2000 Nine Month Period was primarily attributable to a reduced allocation of software license revenue to services revenue in accordance with generally accepted accounting principles, partially offset by an increase in maintenance revenue during the nine months ended September 30, 2000.

COST OF REVENUE

Cost of software license revenue for the 2000 Three and Nine Month Periods and the 1999 Three and Nine Month Periods remained constant at $0.6 million and $1.8 million, respectively. Cost of software license relates to the amortization associated with a stock purchase warrant issued by the Company in June 1997, and the Company's acquisition of First Data Resources Corporation's ESP software product. These costs are being amortized through December 31, 2002. Cost of software license as a percentage of license revenue for the 2000 Three Month Period decreased to 4.5% from 9.3% in the 1999 Three Month Period. Cost of software license as a percentage of license revenue for the 2000 Nine Month Period decreased to 6.2% from 8.2% in the 1999 Nine Month Period. The lower percentages are due to the increase in license revenue.

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the 2000 Three Month Period increased 56.1% to $11.1 million from $7.1 million for the 1999 Three Month Period. Cost of services for the 2000 Nine Month Period increased 18.1% to $28.1 million from $23.8 million for the 1999 Nine Month Period. Cost of services as a percentage of services revenue increased to 114.5% for the 2000 Three Month Period from 50.1% for the 1999 Three Month Period. Cost of services as a percentage of services revenue increased to 83.2% for the 2000 Nine Month Period from 67.0% for the 1999 Nine Month Period. Services gross profit in the 1999 Three Month and Nine Month Periods had been favorably impacted due to recognition of service revenue that had been previously deferred; the costs associated with the deferred revenue had been recognized in prior periods. During the 2000 Three Month and Nine Month Periods, service margins declined due to a lower recovery rate on hours worked and costs associated with increased staffing - such as compensation, benefits, travel, and facilities. The lower recovery was also due to investing in field deployment of an eCRM template for new and existing customers, investing in partnership relationships, as well as a lower allocation of license revenue to service revenue as required by generally accepted accounting principles.

OPERATING EXPENSES

Research and development expenses for the 2000 Three Month Period decreased 30.7% to $3.6 million from $5.1 million for the 1999 Three Month Period. Research and development expenses for the 2000 Nine Month Period decreased 25.6% to $11.4 million from $15.4 million for the 1999 Nine Month Period. As a percentage of total revenue, research and development expenses decreased to 15.7% for the 2000 Three Month Period from 25.0% for the 1999 Three Month Period. As a percentage of total revenue, research and development expenses decreased to 18.4% for the 2000 Nine Month Period from 27.0% for the 1999 Nine Month Period. These decreases were due to decreased staffing costs - such as compensation, benefits, and travel. These cost reductions are not indicative of management's commitment to research and development projects. Management believes that the current level of staffing will enable the Company to successfully innovate.

Selling and marketing expenses for the 2000 Three Month Period increased 48.9% to $5.9 million from $3.9 million for the 1999 Three Month Period. Selling and marketing expenses for the 2000 Nine Month Period increased 17.5% to $17.4 million from $14.9 million for the 1999 Nine Month Period. As a percentage of total revenue, selling and marketing expenses increased to 25.8% for the 2000 Three Month Period from 19.2% for the 1999 Three Month Period. As a percentage of total revenue, selling and marketing expenses increased to 28.2% for the 2000 Nine Month Period from 26.1% for the 1999 Nine Month Period. These increases were due to additional costs associated with marketing programs such as trade shows and additional employee related costs- such as compensation, benefits, and travel.

General and administrative expenses for the 2000 Three Month Period increased 8.4% to $3.0 million from $2.8 million for the 1999 Three Month Period. General and administrative expenses for the 2000 Nine Month Period increased 2.2% to $8.2 million from $8.1 million for the 1999 Nine Month Period. These increased costs were due to costs associated with increased staffing - such as compensation, benefits, and travel. As a percentage of total revenue, general and administrative expenses decreased to 13.4% for the 2000 Three Month Period from 13.7% for the 1999 Three Month Period. As a percentage of total revenue, general and administrative expenses decreased to 13.3% for the 2000 Nine Month Period from 14.2% for the 1999 Nine Month Period. These decreases were due primarily to the increase in software license revenue.

LITIGATION SETTLEMENT

The Company has been involved in two matters involving litigation related to restatements of its financial statements (the Chalverus Case and the Gelfer
Case). The Company has reached agreements in principle with the plaintiffs in both matters and has recorded a charge of $14.1 million (net of insurance reimbursements of $4.3 million) in the quarter ended June 30, 2000, reflecting the estimated cost of the settlements and the remaining legal costs. See Note F of Notes to Consolidated Financial Statements for additional information.

INSTALLMENT RECEIVABLE INTEREST INCOME

Installment receivable interest income, which consists of the portion of all license fees under long-term software license agreements that is attributable to the time value of money, remained constant at $0.9 million for the 2000 Three Month Period and the 1999 Three Month Period. Installment receivable interest income increased 6.9% to $2.7 million for the 2000 Nine Month Period from $2.6 million for the 1999 Nine Month Period. This change was primarily due to the increase in the Company's installment receivable balance.

INTEREST INCOME, NET

Interest income, net increased 64.6% to $0.5 million for the 2000 Three Month Period from $0.3 million for the 1999 Three Month Period. Interest income, net increased 122.8% to $1.3 million for the 2000 Nine Month Period from $0.6 million for the 2000 Nine Month Period. These increases were due primarily to additional interest income generated on cash and cash equivalents due to a larger average cash balance.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, which consists primarily of reseller development funds received from third-party resellers of computer hardware products and unrealized currency exchange gains or losses on foreign denominated accounts receivable, was zero for the 2000 Three Month Period and $0.3 million of net income for the 1999 Three Month Period. Other income, net, decreased 137.2% to $0.2 million net expenses for the 2000 Nine Month Period from $0.5 million net income for the 1999 Nine Month Period. The decrease was due primarily to a larger unrealized currency exchange losses for foreign denominated accounts receivable.

PROVISION FOR INCOME TAXES

The tax provision for the 2000 Three and Nine Month Periods consisted of foreign taxes in the amount of $0.1 million and $0.2 million respectively. There was no tax provision for the 1999 Three and Nine Month Periods. No benefit was recorded for domestic losses incurred due to uncertainty regarding eventual utilization of these losses.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations primarily through cash flow from operations, bank borrowings, and proceeds from the Company's public stock offerings.

At September 30, 2000, the Company has cash and cash equivalents of approximately $25.3 million and working capital of approximately $32.6 million. The Company's approach of charging license fees payable in installments over the term of its license has historically deferred the receipt of cash and limits the availability of working capital in the short term while having a stabilizing effect on cash and working capital for the longer term.

Net cash used by operating activities for the 2000 Nine Month Period was $4.9 million, as compared to $4.4 million of net cash provided during the 1999 Nine Month Period. This change was primarily due to an increase in operating expense during the 2000 Nine Month Period and the additional collection of long term outstanding receivables during the 1999 Nine Month Period.

Net cash used in investing activities was approximately $0.7 million during the 2000 Nine Month Period, as compared to $1.8 million for the 1999 Nine Month Period. This change was primarily due to fewer purchases of property and equipment, consisting mainly of computer hardware and software, and furniture and fixtures.

Net cash provided by financing activities was $1.0 million during the 2000 Nine Month Period, as compared, to $0.8 million used in the 1999 Nine Month Period. The increase in cash provided was primarily due to additional stock option exercises and the sale of stock under the Company's Employee Stock Purchase Plan.

The Company anticipates, assuming the entry of Final Judgment in the Chalverus Case, that it will pay out $5 million in either cash or an amount in shares of the Company's common stock of equivalent value during the fourth quarter of 2000. (See Note F to Notes to Consolidated Financial Statements.)

The Company anticipates, assuming the entry of Final Judgment in the Gelfer Case, that it will pay out $7.75 million in either cash or an amount in shares of the Company's common stock of equivalent value during the fourth quarter of 2000. (See Note F to Notes to Consolidated Financial Statements.)

The Company has paid $4.5 million in accordance with the Gelfer settlement and $250,000 in accordance with the Chalverus settlement during the third quarter of 2000. The Company received $4.3 million in insurance settlement during the second Quarter of 2000.

The Company has entered into an agreement with a director of the Company pursuant to which such director has agreed to purchase 500,000 shares of the Company's common stock for $2,345,000 from the escrow fund (the "Fund") proposed to be established in connection with the settlement of the Chalverus Case (See Note F to Notes to Consolidated Financial Statements). However, if
(i) the case does not settle on or before December 31, 2000, (ii) the Fund is not established in connection with the settlement of the case, (iii) the court before which the case is pending does not approve the settlement on or before December 31, 2000 or (iv) the Fund does not sell the shares to such director, then the director has agreed to purchase, and the Company has agreed to sell, such number of shares at the same price.

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

THE COMPANY IS PRESENTLY A DEFENDANT IN TWO PRIVATE SECURITIES LITIGATION MATTERS. The Company has entered into a memorandum of understanding with plaintiffs' counsel in each of these cases with respect to proposed settlements, the financial impact of which are reflected in the Company's financial statements contained in this report on Form 10-Q. The proposed settlements are contingent, however, on final court approval. The failure to settle either of these cases on the proposed terms could result in the Company being required to pay substantial damages or higher settlement costs, incurring substantial defense costs and suffering diversion of management time and attention, any of which could have a material adverse effect on the Company's financial position or results of operation.

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

THE COMPANY FACES RISKS FROM OPERATIONS AND CUSTOMERS BASED OUTSIDE OF THE U.S. Sales to customers headquartered outside of the United States represented approximately 21.4%, 22.6%, and 16.5% of the Company's total revenue in 1999, 1998, and 1997, respectively. The Company, in part through its wholly-owned subsidiaries based in the United Kingdom, Singapore, Sweden, Canada, and Australia, markets products and renders consulting and training services to customers based in Canada, the United Kingdom, France, Switzerland, Ireland, Luxembourg, Mexico, Sweden, Australia, Austria, Hong Kong and Singapore. The Company has established offices in continental Europe and in Australia. The Company believes that its continued growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. The Company anticipates hiring additional personnel to accommodate international growth, and the Company may also enter into agreements with local distributors, representatives, or resellers. If the Company is unable to do one or more of these things in a timely manner, the Company's growth, if any, in its foreign operations will be restricted, and the Company's business, operating results, and financial condition could be materially and adversely affected.

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

Certain of the Company's international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although the Company's sales denominated in foreign currencies in 1999 and the nine months ended September 30, 2000 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such foreign currencies.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

COMPANY LITIGATION

CLASS ACTION LITIGATION

The Company has been involved in two matters involving litigation related to restatements of its financial statements (the Chalverus Case and the Gelfer
Case). As described below, the Company has reached agreements with the plaintiffs to settle both cases and has recorded a charge of $14.1 million (net of insurance reimbursements of $4.3 million) against operations in the quarter ended June 30, 2000, reflecting the estimated cost of the settlements and remaining legal costs.

CHALVERUS CASE

As a result of complaints filed in 1997 and 1998 in the United States District Court of Massachusetts, which were subsequently consolidated into a single complaint, (the "Amended Complaint" or the "Chalverus Case"), the Company has been engaged in litigating matters related to a restatement of its financial statements in 1997. The Amended Complaint alleged that the Company and two officers caused the issuance of false and misleading financial statements for the fiscal quarter ended June 30, 1997 by inappropriately including $5 million in revenue from a series of contracts with First Data Resources, Inc. The Amended Complaint alleged that as a result of the inclusion of such revenue in the Company's financial statements for that quarter, the market price of the Company's common stock was artificially inflated, causing damage to purchasers of the Company's common stock.

The parties have agreed in writing to a settlement of the litigation, pursuant to which the Company will pay $5.25 million in shares of its common stock or in cash, at the Company's option, for the benefit of a stipulated class defined to include all purchasers of the Company's common stock between July 29, 1997 and October 29, 1997, inclusive, and the action will be dismissed with prejudice. The parties' settlement is subject to notice to class members and to approval by the United States District Court of Massachusetts (the "Court"). The Court has set December 18, 2000 as the date to consider such approval hearing.

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

The parties entered a settlement by which the Company will pay a total of $12.25 million, of which at least $4.5 million is a cash payment and the remaining $7.75 million is a payment in shares of its shares of its common stock or in cash, at the Company's option. The Ssettlement is for the benefit of stipulated class defined to include all purchasers of the Company's common stock between April 2,1998 and November 23,1998, inclusive, and the action will be dismissed with prejudice. The parties' settlement is subject to notice to class members and further approval by the Court.

FORMAL ORDER OF PRIVATE INVESTIGATION

In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company is cooperating fully with the investigation.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

10.1 Letter Agreement Between the Company and Alexander V. d'Arbeloff dated August 23, 2000


27.1 Financial Data Schedule

                                PEGASYSTEMS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PEGASYSTEMS INC.



Date: November 13, 2000                /s/  James P. O'Halloran
                                       ------------------------------
                                       James P. O'Halloran
                                       Treasurer and Chief Financial Officer
                                       (principal financial officer and
                                       chief accounting officer)