Form 10-K405
period 2000-12-31
PEGASYSTEMS INC
filed 2001-04-02
CIK 1013857

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

  For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT of 1934

                          Commission File No. 1-11859

                               ----------------

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

                     Common Stock, $.01 par value per share

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 6, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $24 million.

   There were 32,606,592 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 6, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART 1

 Item                                                                      Page
 ----                                                                      ----
 1    BUSINESS..........................................................     1
 2    PROPERTIES........................................................    10
 3    LEGAL PROCEEDINGS.................................................    10
 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    11
      EXECUTIVE OFFICERS OF THE REGISTRANT..............................    11

                                    PART II

 5    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
      MATTERS...........................................................    13
 6    COMPARISON OF SELECTED CONSOLIDATED FINANCIAL DATA................    13
 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS.............................................    14
 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........    24
 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................    24
 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE..............................................    24

                                    PART III

 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................    25
 11   EXECUTIVE AND DIRECTOR COMPENSATION...............................    26
 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....    29
 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................    30

                                    PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..    31

ITEM 1: BUSINESS

Overview

   Pegasystems Inc. (the "Company") is a leading provider of Customer Relationship Management (CRM) software that enables transaction-intensive organizations to manage a broad array of customer interactions. Our customers represent a range of industries including banking and financial services, insurance, healthcare, and telecommunications.

   Our software enables organizations to deliver high-quality, consistent customer service across multiple channels of interaction, from the traditional call center environment to Internet self-service. This software can be used by thousands of concurrent users to generate billions of dollars per day in resulting transactions. Work processes initiated by our solutions are driven by a highly adaptive "rules base", designed by the user-organization for its specific needs. The rules base facilitates a high level of consistency in customer interactions, yet drives different processes depending on the customer profile or the nature of the request.

   We provide implementation, consulting, training, and support services to facilitate the implementation and use of our CRM software. We also have alliances with third parties that offer integration services as well as technology and selected vertical industry applications that complement or incorporate our software.

Industry Background

   With the Internet as a powerful driving force, even the most established "brick-and-mortar" companies are now facing intensifying competition from companies that, until recently, were not considered to be players in their markets. Today's eBusiness environment has spawned opportunistic companies that have evolved from different backgrounds, industries and business models. These companies also offer a variety of cost structures, delivery processes and distribution channels that pose a challenge to traditional firms.

   This increased competition makes it imperative that companies differentiate themselves by better managing customer relationships. To be successful, organizations must handle their customer interactions consistently--across multiple channels and functions--and be efficient in their business processes. To build loyal, profitable customer relationships, companies must synchronize their customer-facing applications and adopt a customer-centric approach to information. More and more, companies seek to implement rules-based, Internet-architected solutions to extend that information to employees, strategic partners and customers through end-to-end integration. The Internet also provides a unique opportunity to achieve dramatic improvements in customer satisfaction through self-service options.

Business Strategy

   Pegasystems' objective is to provide technology to facilitate the creation of CRM solutions tailored to its customers' changing business needs. As the Internet causes forward-thinking organizations to rethink the fundamentals of their Information Technology approaches and infrastructures, we intend to leverage our core strengths--our Web technology, data connectivity, multi-channel integration, and process automation expertise--to capitalize on the opportunities presented by these changes. Specific elements of our strategy include:

  . Technology Leadership: We will continue developing and investing in our product offerings. Current development efforts have focused on refinements of the basic architectural underpinnings enabling our solutions to meet the high performance and availability needs of customers operating within an Internet-based environment. Additionally, in response to increasing demand from customers and our systems integrator partners, we are expanding our configuration toolkit to encompass options for defining workflows in Java; to model and access workflow information in open relational databases; and to interact with third-party products using industry-standard interfaces and protocols.

  . Direct Sales of Templates: We are increasing our emphasis on direct sales of our PegaCRM template and industry-specific product templates.

  . Strategic Relationships With Systems Integrators and Technology
    Companies: We intend to continue our efforts to develop relationships with systems integrators which deliver strategic business planning, consulting, project management and implementation services to our customers and with whom we will pursue co-marketing initiatives. We currently maintain such relationships with EDS, Accenture (formerly Andersen Consulting) and Acxiom. We are continuing our efforts to develop relationships with technology companies who will use our technology to build integrated solutions. Our current technology partners include BroadVision and Sun Microsystems.

  . Private Label Initiatives: We plan to continue to explore additional relationships with companies to jointly develop CRM solutions for specific vertical markets that would be offered under the partner's brand name. These relationships typically involve the use of our technology and the other party's access to customers and insight into product requirements. Pegasystems has such relationships with First Data Resources, which utilizes our technology as part of a solution targeted at the credit card processing market; and Carreker, Inc., which develops check exception management products based, in part, on our technology.

Industries

   The Company has targeted several industries, including:

  . Banking. The Company provides software that automates customer sales and service initiatives across varied delivery channels (such as Internet self-service, call centers, and branch networks for banks). These solutions improve the quality, accuracy, and efficiency of customer interactions, and enhance the delivery of product and service offerings. Our software automates targeted functions within banking, including customer contact management, sales campaign management, contact center service, check research and adjustments, funds transfer investigations, and correspondence. Our software services the banking industry's check exception management needs through an agreement with Carreker, Inc.

  . Mutual Funds. Our software services the mutual funds industry through an agreement with PFPC Inc., the global fund services subsidiary of PNC Bank Corp. The integrated product--marketed by PFPC Inc. under the name IMPRESS CRM--offers mutual fund institutions a comprehensive service solution. We also sell directly to customers in this market.

  . Securities and Investments. Pegasystems' software automates service and sales efforts associated with corporate actions, payments and securities settlement investigations, retail brokerage, and wholesale clearing services.

  . Credit Card Processing. Pegasystems' products are offered to the credit card processing market through a re-licensing agreement with First Data Resources (FDR)--a large credit card processor. Jointly developed software products combine Pegasystems' workflow and service delivery technology with FDR's servicing functionality and online interfaces. The resulting products give users a flexible, user-friendly solution that can be quickly and easily adapted to meet evolving business needs without costly programming.

  . Insurance. Pegasystems' insurance software facilitates the resolution of policyholder requests by ensuring that agents have easy access to information that resides in multiple, disparate back-end systems. The Company's solutions position insurance organizations to provide highly personalized customer service and enhance cross-selling.

  . Healthcare. Pegasystems' healthcare software enables healthcare organizations to more efficiently coordinate care and integrate administrative operations. This allows health maintenance organizations, healthcare providers, pharmacists, laboratory clinicians, and health insurers to access integrated member information over a network of previously disconnected systems. Personalized data presentation gives users easy access to just the information they need to quickly respond to requests including referrals, benefits verification, and claim status.

  . Telecommunications. Pegasystems' telecommunications software automates telecommunications service providers' interactions with their customers and other providers. These solutions integrate data obtained from multiple, disparate information systems. They allow service representatives to resolve billing inquiries, schedule service calls, and turn service requests into sales opportunities during the course of a single call.

Customers

   The following is a representative list of the Company's customers with an overview of the Company's application:

   American Home Assurance Company CA Division of American International Group
(AIG)--Applications facilitating rating and underwriting decisions and enabling web access for quoting and renewals.

   America Online, Inc.--Application automating inbound customer service requests, such as billing and membership changes, as well as cross-selling and up-selling capabilities.

   American National Insurance Company--Call center automation serving as front-end to existing mainframe applications, reducing complexity of system navigation while ensuring delivery of accurate information.

   BankOne Corporation--Automation of retail/check customer service and research, wholesale banking, fund transfer, check, corporate lockbox, and interbank compensation service for global operations.

   Bank of America, N.A.--Applications to support customer service for wholesale and retail banking as well as sales force automation to support brokerage sales activities. Retail/check customer service and research, automation of branch support centers; institutional funds transfer and foreign exchange customer service for U.S. and European operations; credit and debit card correspondence; plus dispute and chargeback service processing.

   Bank of Oklahoma, N.A.--Automated workflow solution for check adjustments banking operation.

   Barclays Bank PLC--Institutional funds transfer and foreign exchange customer service application for international operations; merchant credit card service, including telephony center, correspondence, and dispute and chargeback processing.

   Blue Cross Blue Shield of Massachusetts and Georgia--Customer service management applications providing access to integrated member information for healthcare providers, pharmacists, laboratory clinicians and health insurers.

   Chase Manhattan Bank, N.A.--Customer service application for wholesale banking.

   Credit Lyonnais--Enterprise-wide customer service application facilitating investigations of international payments.

   Credit Suisse Group--Application to support multi-language customer service and payments investigations.

   Citibank, N.A.--Application for global funds transfer and foreign exchange customer service, check-related customer service and research, domestic MasterCard and Visa service, including image integration, correspondence, and dispute and chargeback processing.

   Citibank International--Customer service management application, to support centralized call center for a multi-language customer base across several countries.

   Liberty Fund Services, Inc.--Mutual fund customer service application supporting telephony center and correspondence.

   The Federal Reserve Bank--Application for check processing customer service, suspense ledger management, research, adjustment and archive.

   Fidelity Investments--Mutual fund customer service application supporting telephony center and correspondence.

   Fleet/Boston Financial Services, N.A.--Customer service application.

   Franklin Templeton Corporate Services Inc.--Mutual fund customer service application supporting telephony center, correspondence, and research.

   The Hong Kong and Shanghai Banking Corporation Limited--Application payment investigations.

   Mellon Bank, N.A.--Applications supporting retail/check customer service, research, and archive; wholesale, institutional, cash management, and corporate lockbox customer service.

   National Australia Bank Limited--Application supporting automated check processing and electronic presentment to help reduce check-clearing times.

   Riggs Bank, N.A.--Application supporting retail banking call center for sales and service activities, including cross-selling and problem resolution.

   Sears, Roebuck and Co.--Application supporting customer service and authorization processing at the consumer credit division.

   Societe Generale S.A.--Payments investigation solution, interfacing with SWIFT.

Pegasystems Products

   The Company's product offerings fall into three categories: CRM solutions, business rules technology and private label products. The Company's CRM solutions include PegaCRM (formerly the eCRM Foundation Template) and the PegaSYSTEM rules-driven workflow automation and fulfillment technology for a targeted set of industry specific CRM applications. The Company's business rules technology is an enabling technology based on the PegaRULES engine and the PegaRULES Process Commander for business process management and automation. Private label products, using the Company's technology, are available through Carreker, First Data Resources and PFPC.

   The Company's products provide transaction-intensive organizations with a wide range of capabilities that enhance customer interactions and have the following advantages:

  . Flexibility and Consistency. The Company's technology is based on user-defined rules that drive customer interactions across the enterprise. An organization can modify its processes to adapt to changing business requirements, and can extend this evolution across multiple channels of interaction. Whether via the Web or in a more traditional call center environment, rules also enable organizations to establish consistent standards--yet interact differently with each customer--thereby offering one-to-one personalization of its service, sales, marketing, business, and eBusiness activities.

  . Improved Efficiency of Customer Relationship Management. By incorporating best-practice to automate the business processes of an organization's customer service representatives (CSRs), Pegasystems software actually performs work (rather than simply tracking tasks) and provides guidance to CSRs or self-service customers as they progress through interactions. Using our software, CSRs are able to focus on revenue-enhancing opportunities or other matters requiring personal attention. Cost savings are realized through quicker resolution rates, fewer manual processes, and less rework.

  . Customer-centric approach. The Company's technology provides organizations with a customer-centric approach to information enabling CSRs to view, access, and disseminate information about their customers from several vantage points. This permits CSRs to focus on delivering customer service, rather than on protocols and procedures. Detailed information about previous interactions is provided, as well as information about cross-selling and up-selling opportunities available to a specific customer.

  . Scalability. The scalability of the Company's technology allows an organization to add departments to new or existing servers to build enterprise solutions. Organizations currently use the Company's systems with the storage and management of data relating to hundreds of millions of financial transactions. The Company's systems can support over 5,000 concurrent users to manage customer interactions and to process accurately and securely transactions involving billions of dollars a day that result from those interactions.

  . Multi-tiered, Dynamic Distributed Processing. The Company's systems are designed to run in an advanced, highly scalable multi-tiered environment. The Company's technology helps determine the optimal location for processing to occur based on the nature of the work required and the data involved.

  . Integration Capabilities. The Company's technology is designed to be integrated with our customers' existing databases and back-office legacy systems, and with a wide variety of third-party applications and technologies.

 PegaCRM

   PegaCRM is a technology "starter kit' application template that comes with a packaged set of best practice rules for customer service and support. By allowing the user access to the back office, the PegaCRM template supports multiple lines of business and uses rules to guide customer interactions. PegaCRM works in conjunction with the PegaSYSTEM workflow and fulfillment engine to drive and complete service requests and transactions across the enterprise.

   The Company is targeting PegaCRM to the following applications for specific vertical markets:

  . Retail Banking. Branch, Web and call center direct deposit account (DDA) servicing, contact management, marketing campaign support;

  . Healthcare. Web self-service for member and provider services, call center support for member and provider services, sales inquiry, contact management;

  . Consumer Finance. Credit application processing and contact management for the branch and the Web, marketing campaign support, call center support;

  . Banking Operations. Payments and securities investigations;

  . Private Banking. Relationship management for DDA servicing, credit application processing, private banking data management, Web self-service;

  . Sales Broker. Contact center support for brokerage account sales and management, contact management and consolidated data access.

 PegaRULES

   PegaRULES is a business rule development environment for automating rules management across a wide range of business functions. PegaRULES development began three years ago to leverage advances in computing power and Internet technologies. Operating in a high-performance C++ shell, PegaRULES is based on an open component architecture built on standards including XML, CORBA, EJB, Java, HTTP and SOAP. Initial implementations of PegaRULES are available on Sun Solaris and Oracle or Windows NT and SQL Server. The open core enables third-party developers to enhance the engine through their own Java modules. PegaRULES standardizes and automates business practices by creating an independent rules layer that can be shared by multiple systems to drive change across an enterprise. PegaRULES enables non-technical users to create, modify, and deploy rules in real-time, while allowing IT to retain control and minimize risk to the production environment.

   PegaRULES features:

  . Rule base. To structure an enterprise's business practices in a visible, accessible relational database; PegaRULES-based systems can be evolved by business users, as opposed to needing developers to translate specifications into programming languages;

  . Rule control. To permit authorized HTML Web browser users to view and change their rules while providing control for modification, deployment, security, and auditing;

  . Execution engine. To execute actions dictated by rules in real-time as they evolve, without the delays experienced when changing and deploying software code;

  . Enterprise rules hierarchy. To organize rules through a patented architecture and reconcile both similarities and specialization across an enterprise;

  . Component deployment architecture. To facilitate rapid, incremental integration of rules-based capabilities with an organization's existing systems.

   PegaRULES Process Commander is an advanced, rules-based work tool for business process automation.

   Built on the PegaRULES engine, Process Commander is a tool that supports rapid deployment of rules-driven workflow systems, offering business users access and control of their business processes. Process Commander automates manual processes, integrates as a component of existing systems, and reaches out over the Web to partners and customers. The product includes a collection of best-practice rule objects that simplify the intelligent automation of work assignments, service level escalation and fulfillment across multiple systems and organizations. Process Commander allows change across an enterprise by enabling business users to create and modify process rules with browser-based graphical tools, while providing the controls to introduce change safely into production.

 Private Label Products

   Pegasystems' Private Label Group partners have built several packaged products utilizing the Company's enabling technologies. These products include:

  . Carreker, Inc.: Exception Suite--an integrated application suite for check exception management. The CheckFlow Suite products include film and photocopy retrieval (CheckRetrieve), All-Item Archive (CheckAllItems), Research and Adjustments (CheckAdjust), Return Items (CheckReturns), and Special Instructions (CheckDirect).

  . PFPC, Inc.: IMPRESS CRM--a comprehensive service solution designed for the mutual funds industry.

  . First Data Resources Inc.: First Data Evolve--an integrated Customer
    Relationship Management ASP solution for Credit Cards, Customer Service, and Collections.

Sales And Marketing

   The Company markets its software and services primarily through a direct sales force. As of December 31, 2000, our sales and marketing group included approximately 75 people in our U.S. and foreign offices.

   In addition, the Company distributes its products and technology through third parties. For example, the Company has a strategic relationship with First Data Resources ("FDR"), the largest credit card processor in the world. FDR uses and relicenses the Company's software to the credit card market. Similarly, the Company has alliances with Carreker, Inc. and SmartStream to jointly develop applications for check exception management. The Company's technology is also incorporated into a comprehensive service solution distributed by an affiliate of PNC Bank Corp. to mutual funds institutions. Further, the Company has established joint marketing relationships with GeoTel, Genesys Laboratories, Sun Microsystems, Hewlett-Packard Company, and Management Data. In the future, the Company may also market and sell its products through other value-added resellers (VARs) and systems integrators. There can be no assurance, however, that the Company will be able to attract and retain VARs, systems integrators, and other third parties that will be able to market and sell the Company's products effectively.

   To support its sales force, the Company conducts marketing programs, such as PegaVISION (user conference), trade shows, industry seminars, meetings with industry analysts, public relations, partner co-marketing programs, direct marketing programs, and telemarketing. The Company's consulting staff, business partners, and other third parties also generate sales leads.

   In 2000, 1999, and 1998, sales to customers based outside of the United States represented 26%, 21%, and 23%, respectively, of the Company's total consolidated revenue.

   The Company's export sales from the United States for 2000, 1999, and 1998 were as follows:

                                                             2000   1999   1998
                                                            ------ ------ ------
                                                              (in thousands $)
   United Kingdom..........................................  6,826  4,079  6,594
   Europe..................................................  8,724  6,802  4,469
   Other...................................................  5,557  5,528  2,890
                                                            ------ ------ ------
                                                            21,107 16,409 13,953

   See Note 1 of Notes to Consolidated Financial Statements

Support and Professional Services

   Pegasystems provides consulting services as well as maintenance, support and training services to license customers through its Professional Services Group. As of December 31, 2000, our Professional Services Group consisted of approximately 281 people located in the Company's 14 offices.

   Consulting Services. The Company's consulting services assist companies in the implementation and optimization of Pegasystems' applications. In addition, systems integrators and consulting firms often help companies to implement these solutions. These implementation projects both help deployment of the Company's applications, and allow the Company's business consultants and systems engineers to gain industry-specific knowledge that can be leveraged in future projects and product development. Providing comprehensive business application expertise and technical support is necessary to achieve rapid product implementation, as well as ensure customer satisfaction.

   In late 1999, the Company began to employ its Advanced Implementation Methodology (AIM) on a pilot basis. The mission of AIM is to facilitate the implementation of the Company's software through a disciplined, end-to-end approach to project management, designed to meet customers' budgetary and time to market objectives. AIM integrates four important implementation elements: the customer's business vision, the Company's technology solutions, the Company's service products, and the Company's methodology. The Company expects to further implement AIM during 2001.

   Maintenance and Support Services. The Company provides comprehensive maintenance and support services, which may include 24 hours a day, 7 days a week customer service, periodic preventative maintenance, documentation updates, and new software releases. In addition, the Company provides consulting services at the customer's request.

   Training Services. The Company offers training programs for its customers' operations staff and workflow architects responsible for evolving the rules that drive the various processes related to customer interactions. The Company maintains training centers in Cambridge, Massachusetts; San Francisco, California; and Reading, England.

   Continuous Feedback. The Company solicits customer feedback through its PegaVISION user conference and customer seminars. These forums enable customers to exchange ideas, learn about product direction, and influence the Company's future development direction.

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

Research and Development

   Since its inception, Pegasystems has made substantial investments in product development. The Company believes that its future performance depends on its ability to maintain and enhance its current products and develop new products. For CRM products and the PegaSYSTEM technology, the Company's product development priorities include increasing functionality and the continued development of industry-specific templates. Product development is focused on
(1) creating tools to enable organizations to configure their customer service management systems more easily; (2) integrating the Company's products with the Internet for customer self-service and with intranet systems for departmental service; (3) developing standard application programming interfaces that allow other client workstation and server applications to interoperate with the Company's products; and (4) enhancing product quality, platform stability, ease-of-use, and ease of installation.

   For PegaRULES, product development is focused on the commercialization of the PegaRULES technology and it's business process tool, PegaRULES Process Commander.

   For both the PegaSYSTEM and PegaRULES, the Company believes that maintaining future performance and visionary technology leadership depends on its ability to anticipate changes, maintain and enhance its current products, develop new products, and keep pace with the increasingly sophisticated requirements of its prospective customers. The Company must develop products that conform to its customers' information technology standards, scale to meet the needs of large enterprises, operate globally, and cost less than an internal development effort. The Company's product development organization is responsible for product architecture, core technology development, product testing and quality assurance.

   In 2000, 1999, and 1998, the Company's research and development expenses were approximately $15.1 million, $19.8 million, and $23.8 million, respectively. Pegasystems expects that it will need to continue to commit significant resources to its product research and development in the future.

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

Competition

   The CRM software market is intensely competitive and subject to rapid change, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. Pegasystems encounters competition from internal information systems departments of potential or current customers that develop custom software, as well as other application software providers. The Company also competes with: (1) software companies that target the customer interaction or workflow markets such as Siebel Systems, Vantive/Peoplesoft and Clarify; (2) companies that target specific service areas such as DST Systems (financial services) and Shared Medical Systems (healthcare management) and (3) professional services organizations that develop custom software in conjunction with rendering consulting services.

   In the emerging business rules technology market that Pegasystems is entering with its PegaRULES products, there are competitors such as ILOG, Versata and Staffware that have existing business rules technology solutions.

   Pegasystems believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with other products and technologies, functionality and ease-of-use, the timely development and introduction of new products and product enhancements, as well as product reputation, quality, performance, price, customer service and support, and the vendor's reputation. Although the Company believes that its products currently compete well with regard to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

   Many of the Pegasystems' competitors can devote greater managerial or financial resources than the Company can to develop, promote and distribute customer service management software products and provide related implementation, consulting, training, and support services. Additionally, there can be no assurance that Pegasystems' current or future competitors will not develop products or services which may be superior in one or more respects to the Company's or which may gain greater market acceptance. Some of Pegasystems' competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their abilities to compete. In addition, it is likely that new competitors will emerge. There can be no assurance that Pegasystems will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results, and financial condition.

   Pegasystems relies on system consulting and system integration firms for recommendation and implementation of its products during the evaluation stage of the purchase process. These third parties often have similar, and more established, relationships with Pegasystems' competitors. There can be no assurance that these third parties, many of which have significantly greater resources, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products.

Employees

   As of December 31, 2000, the Company had approximately 599 employees, of whom approximately 490 were based in the United States, 10 were based in Canada, 85 were based in Europe, and 14 were based in Australia. Of the total, approximately 135 performed research and development, 281 performed consulting and customer support, 75 were in sales and marketing, and 108 were in administration and finance. In connection with a restructuring in January 2001, 75 employees were terminated.

   The Company's future performance depends in significant part upon the continued service of its key technical, sales and marketing, and senior management personnel and its continuing ability to attract and retain highly qualified technical, sales and marketing, and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement.

Backlog of License, Maintenance and Consulting Revenues

   As of December 31, 2000, the Company had software license and maintenance agreements and fixed fee professional services agreements with customers expected to result in approximately $27.9 million of revenue in 2001. Under such agreements, the Company must fulfill certain conditions prior to recognizing revenue, and there can be no assurances as to when, if ever, the Company will be able to satisfy all such conditions in each instance. As of December 31, 1999, the Company had software license and service agreements with customers expected to result in approximately $36 million of revenue in 2000. Management does not believe that backlog, as defined above, is a meaningful indicator of future financial performance.

ITEM 2 PROPERTIES

   Pegasystems' principal administrative, sales, marketing, support, and research and development operations are located in a 92,477 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2003, subject to the Company's option to extend the term for up to eight additional years. The Company also leases space for its other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2006. The Company believes that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3 LEGAL PROCEEDINGS

   Class Action Litigation. The Company was involved in two lawsuits related to restatements of its financial statements (the Chalverus Case and the Gelfer
Case). As described below, the Company settled both cases and has recorded a charge of $14.8 million (net of insurance reimbursements of $4.3 million) against operations in 2000, reflecting the cost of the settlements and legal costs.

   Chalverus Case. As a result of complaints filed in 1997 and 1998 in the United States District Court of Massachusetts (the "Court"), which were subsequently consolidated into a single complaint, (the "Amended Complaint" or the "Chalverus Case"), the Company has been engaged in litigating matters related to a restatement of its financial statements in 1997. The Amended Complaint alleged that the Company and two officers caused the issuance of false and misleading financial statements for the fiscal quarter ended June 30, 1997 by inappropriately including $5 million in revenue from a series of contracts with First Data Resources, Inc. The Amended Complaint alleged that as a result of the inclusion of such revenue in the Company's financial statements for that quarter, the market price of the Company's common stock was artificially inflated, causing damage to purchasers of the Company's common stock.

   In September 2000, the parties entered into a stipulation of settlement, pursuant to which the Company agreed to pay $5.25 million in shares of its common stock or in cash for the benefit of a stipulated class defined to include all purchasers of the Company's common stock between July 29, 1997 and October 29, 1997, inclusive (the "Class"), in return for the action being dismissed in its entirety. On December 19, 2000, the Court entered a final judgement, approving the terms of the settlement as fair, reasonable, adequate and in the best interests of the Class, and dismissing the action with prejudice. Pursuant to the Court's final order, the Company issued to the Settlement Fund 1,385,000 shares of Pegasystems common stock and contributed $250,000 in cash. Certain members of the Board of Directors purchased the shares from the Settlement Fund for $5.0 million in cash. Together with cash previously advanced, the total value paid to the Class for the settlement of the Chalverus litigation was $5.25 million.

   Gelfer Case. In December 1998, a complaint purporting to be a class action was filed with the Court after the Company's announcement on November 24, 1998 that it may be recording revenue adjustments to prior periods. In April 1999, the plaintiffs filed their First Amended Class Action Complaint (the "Gelfer Complaint") in that action following the January 20, 1999 restatement. The Gelfer Complaint involved the Company and two officers and alleged violations of the Securities Exchange Act of 1934. The Complaint was filed on behalf of a purported class of persons who purchased the Company's common stock between April 2, 1998 through November 23, 1998.

   On December 20, 2000, the Court granted final approval to the settlement agreement Pegasystems entered into with the Gelfer plaintiffs on behalf of the Gelfer class approving the terms of the settlement as fair, reasonable and adequate and in the best interests of the class, and dismissing the action with prejudice.

Pursuant to the Court's final order, the Company issued to the Settlement Fund 1,740,000 shares of Pegasystems common stock and contributed $2.39 million in cash. Certain members of the Board of Directors purchased the shares from the Settlement Fund for $5.36 million in cash. Together with cash previously advanced, the total value paid to the class for the settlement of the Gelfer litigation was $12.25 million.

   Ernst & Young Case. On June 9, 2000, the Company and two of its officers filed a complaint against Ernst & Young, LLP and Alan B. Levine (a former partner of Ernst & Young) in a Massachusetts state court. The complaint alleges that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. The plaintiffs seek compensatory damages, including contribution for losses and other costs incurred in connection with the Chalverus litigation. On August 31, 2000, defendants filed a motion to dismiss the complaint, or to stay the case, pending arbitration. Plaintiffs have opposed this motion. A hearing on defendants' motion was held on January 9, 2001. The Court has not yet ruled on the motion.

   SEC Investigation. In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company continues to cooperate fully with the investigation.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of fiscal 2000, there were no matters submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   The names of the Company's executive officers and certain information about them are set forth below as of December 31, 2000:

 Name                            Age Position(s) and Office(s) Held
 ----                            --- ------------------------------
 Alan Trefler...................  45 Chief Executive Officer and Director
 Richard H. Jones...............  49 President and Chief Operating Officer
 Joseph J. Friscia..............  46 Executive Vice President of Sales and
                                     Service
 James P. O'Halloran............  68 Senior Vice President, Chief Financial
                                     Officer, Treasurer, Clerk and Director
 Kenneth Olson..................  51 Senior Vice President of Advanced
                                     Technology
 Michael Pyle...................  46 Senior Vice President of Product
                                     Development

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

   Richard H. Jones joined the Company in October 1999 and was elected a Director of the Company in November 2000. Prior to joining the Company, he served as a chief asset management executive and member of the operating committee at Barnett Banks, Inc., and as CEO of Fleet Investment Services. His prior experience also includes serving as executive vice president with Fidelity Investments, and as a principal with the consulting firm of Booz, Allen & Hamilton. Mr. Jones holds an undergraduate degree from Duke University, with majors in both economics and management science. He also holds an M.B.A. degree from the Wharton School of the University of Pennsylvania.

   Joseph J. Friscia joined the Company in 1984 to establish its New York office. Mr. Friscia has served as Executive Vice President of Sales and Service since 1987, and has recently undertaken responsibility for delivery of consulting and installation services. Prior to joining the Company, he worked as a money transfer operations manager with Bankers Trust Company and J. Henry Schroder Bank and Trust Company. Mr. Friscia holds a B.A. degree from Long Island University and an M.B.A. degree from Adelphi University.

   James P. O'Halloran joined the Company in April 1999. In June 1999 he was elected Senior Vice President, Chief Financial Officer, Treasurer, Clerk and Director. From 1991 to 1999, he served as President of G & J Associates, Ltd., a financial consulting firm. From 1956 to 1990, he was with the international accounting firm of Arthur Andersen LLP serving as an audit partner from 1967 to his retirement in 1990. Mr. O'Halloran also currently serves as a director of DynEco Corporation, an industry leader in the innovation, design and development of state-of-the-art compressor technology and of ASA International Ltd., a software firm focusing on business applications for small- and medium-sized companies. Mr. O'Halloran has indicated his intention to retire during the second quarter of 2001.

   Kenneth Olson originally served as Vice President of Technical Development since 1983 and now serves as Senior Vice President of Advanced Technology. Mr. Olson holds primary responsibility for new product development. Prior to Pegasystems, Mr. Olson held positions at TMI Systems Corporation, where he was involved with the development and installation of software solutions in European and Middle Eastern markets. He holds a B.S. degree in the fields of Humanities and Science from the Massachusetts Institute of Technology.

   Mike Pyle joined the Company in 1985 and has served as Senior Vice president of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle's professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the United States. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the C.S. College in London.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The following table sets forth the range of high and low sales prices of the Company's common stock on the National Association of Security Dealers Automatic Quotation ("Nasdaq") National Market System for 2000 and 1999. The Company's common stock is traded under the Nasdaq Symbol "PEGA." As of March 6, 2001, the Company had approximately 61 stockholders of record and approximately 4,000 beneficial owners of the Company's common stock. On March 6, 2001, the closing sale price of the common stock was $4.63. The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain its earnings to finance future growth, and therefore does not anticipate paying any dividends in the foreseeable future.

                                                                     High   Low
                                                                    ------ -----
   2000
   First Quarter................................................... $25.81 $9.50
   Second Quarter.................................................. $11.63 $5.00
   Third Quarter................................................... $ 7.91 $3.92
   Fourth Quarter..................................................   5.75 $2.03

                                                                     High   Low
                                                                    ------ -----
   1999
   First Quarter................................................... $ 7.50 $4.16
   Second Quarter.................................................. $11.94 $4.00
   Third Quarter................................................... $ 9.63 $7.57
   Fourth Quarter.................................................. $11.69 $6.81

ITEM 6 COMPARISON OF SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. This data may not be indicative of the Company's future condition or results of operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes.

                                         Years Ended December 31,
                                 ---------------------------------------------
                                   2000     1999      1998     1997     1996
                                 --------  -------  --------  -------  -------
                                   (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
Total revenue................... $ 80,806  $76,629  $ 61,769  $44,361  $33,545
Income (loss) from operations...  (20,556)  (5,920)  (22,797)  (3,388)  10,019
Net income (loss)...............  (20,856)  (2,410)  (11,618)   1,085    7,500
Earnings (loss) per share:
  Basic......................... $  (0.71) $ (0.08) $  (0.41) $  0.04  $  0.30
  Diluted....................... $  (0.71) $ (0.08) $  (0.41) $  0.04  $  0.28
Weighted average number of
 common shares outstanding:
  Basic.........................   29,206   28,947    28,604   28,284   24,802
  Diluted.......................   29,206   28,947    28,604   30,268   26,397

                                            Years Ended December 31,
                                   -------------------------------------------
                                     2000     1999     1998     1997    1996
                                   -------- -------- -------- -------- -------
                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents......... $ 17,339 $ 30,004 $ 24,806 $ 52,005 $24,201
Working capital...................   43,758   49,790   33,883   62,708  34,364
Long-term license installments,
 net..............................   37,401   36,744   49,000   36,403  23,802
Total assets......................  110,493  124,991  139,260  127,520  66,855
Long-term debt....................      --       --       --       --      --
Stockholders' equity..............   92,063  101,045  101,919  112,721  52,385

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company's business has historically experienced a lack of predictable timing of revenues. The timing of license revenue recognition is related to the completion of implementation services and acceptance of the licensed software by the customer, the timing of which has proven to be difficult to predict accurately.

   In 1999, there was a reduction in the size of the Company's sales force of almost 50%. Due to the reduced size of the Company's sales force, the Company is more focused on closing larger but fewer license transactions than in the past. This may increase the volatility of the Company's quarterly operating results.

   The Company's independent public accountants identified, in connection with their audits of the Company's 1997, 1998 and 1999 financial statements, material weaknesses in the Company's internal control environment. The Company has added resources to its finance function and is working diligently with the suggestions of the auditors to improve internal control. In connection with the audit of the Company's 2000 financial statements the independent auditors indicated that they will not issue a material weakness in internal control letter.

Results of Operations

   During 1999, the Company refined its methodology of classifying costs and expenses by directly charging costs to their appropriate functional classification. The results for all periods presented have been reclassified to conform with current methodology.

   The Company's revenue is derived from two sources: software license fees and service fees. Software license fees are generally payable on a monthly basis under license agreements, which generally have a five-year term, and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon production acceptance. For purposes of the present value calculations, the discount rate used has varied between 6.25% and 8.00% for the three years ended December 31, 2000. A portion of the fee from each arrangement is initially deferred and recognized as installment receivable interest income over the rest of the license term.

   The Company's services revenue is comprised of fees for consulting, implementation, maintenance, and training services. The Company generally recognizes training and consulting fees as the services are provided. In arrangements that include multiple elements (e.g., software license, implementation services, training, etc.), the total fees under the arrangement are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined, which has typically occurred upon customer acceptance for fixed-price projects and as incurred for time and material projects. The Company's software implementation agreements typically require the Company to provide a specified level of implementation services for a specified fee, typically with additional implementation services available at an hourly rate. Software license customers are offered the ability to enter into a maintenance contract requiring the customer to pay either a monthly maintenance fee over the term of the related license agreement or an annual renewable maintenance arrangement. Maintenance fees are recognized ratably over the term of the maintenance agreement.

   Deferred revenue at December 31, 2000 consisted primarily of billed fees from arrangements for which acceptance of the software license or software milestone had not occurred and the unearned portion of service revenue.

   International revenues were 26%, 21%, and 23% of total consolidated revenues in 2000, 1999, and 1998, respectively. The Company's international revenues may fluctuate in the future due to the fact that such revenues have been largely attributable to a small number of product acceptances during a given period.

   Most of the Company's contracts are denominated in U.S dollars. The Company expects that in the future more of its contracts may be denominated in foreign currencies thereby exposing the Company to increased currency exchange risk.

   The following shows certain items reflected in the Statements of Operations of the Company as a percentage of total revenue:


                                                   Year ended December 31
                                                   ---------------------------
                                                    2000      1999      1998
Revenue:
  Software license................................    41.8%     36.7%     47.4%
  Services........................................    58.2      63.3      52.6
                                                   -------   -------   -------
    Total revenue.................................   100.0     100.0     100.0
Cost of revenue:
  Cost of software license........................     2.9       3.9       2.5
  Cost of services................................    48.3      41.7      46.2
                                                   -------   -------   -------
    Total cost of revenue.........................    51.2      45.6      48.7
                                                   -------   -------   -------
Gross profit......................................    48.8      54.4      51.3
Operating expenses:
  Research and development........................    18.7      25.9      38.6
  Selling and marketing...........................    29.9      24.9      30.7
  General and administrative......................    12.8      11.3      18.9
  Litigation settlement and restructuring Costs...    19.6       0.0       0.0
                                                   -------   -------   -------
    Total operating expenses......................    81.0      62.1      88.2
                                                   -------   -------   -------
Loss from operations..............................   (32.2)     (7.7)    (36.9)
Installment receivable interest income............     5.0       4.9       4.3
Other interest income, net........................     2.1       1.2       3.3
Other (expense) income, net.......................    (0.4)      0.4       0.1
                                                   -------   -------   -------
Loss before provision (benefit) for
Income taxes......................................   (25.5)     (1.2)    (29.2)
Provision (benefit) for income taxes..............     0.4       1.9     (10.4)
                                                   -------   -------   -------
Net loss..........................................   (25.9)%    (3.1)%   (18.8)%
                                                   =======   =======   =======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

 Revenue

   Total revenue for 2000 increased 5.5% to $80.8 million from $76.6 million for 1999. An increase in license revenue was offset partially by a decrease in services revenue.

   Software license revenue for 2000 increased 20.2% to $33.8 million from $28.1 million for 1999. The increase was due primarily to a rise in software license acceptances by existing and new customers. License revenue recognized in the current year that had been deferred from prior year(s) decreased to $1.3 million in 2000 from $9.9 million in 1999. Notwithstanding the increase in license revenue from 1999 to 2000, license revenue was $5.6 million in fourth quarter of 2000, down from $12.9 million in the third quarter of 2000 and $6.7 million in the fourth quarter of 1999. A significant portion of the Company's license revenue in recent periods is from existing customers.

   Services revenue for 2000 decreased 3.1% to $47.0 million from $48.5 million for 1999. The decrease was due primarily to a lower allocation of software license revenue to services revenue under SOP 97-2 and 98-9. The decrease was partially offset by a $1.4 million increase in maintenance revenue due to a larger installed product base. Service revenue recognized in the current year that had been deferred from prior year(s) decreased to $3.4 million in 2000 from $4.7 million in 1999.

 Cost of Revenue

   Cost of software license revenue for 2000 decreased 21.0% to $2.4 million from $3.0 million for 1999. In 1999, cost of software license included $0.5 million of purchased software that was resold and expensed. Cost of software license relates to the amortization associated with a stock purchase warrant issued by the Company in June 1997, and the Company's acquisition of First Data Resources Corporation's ESP software product. These costs are being amortized through December 31, 2002. Amounts amortized prior to the sale of products incorporating the related purchased software were treated as research and development expenses. Product sales incorporating such software began in the fourth quarter of 1998. Cost of software license as a percentage of license revenue for 2000 decreased to 7.0% from 10.7% in 1999. The lower percentage was due to the increase in license revenue, and reduction in cost of software license.

   Cost of services consists primarily of the costs of providing consulting, maintenance, and training services. Cost of services for 2000 increased 22.2% to $39.0 million from $31.9 million for 1999. Cost of services as a percentage of services revenue increased to 83.0% for 2000 from 65.8% for 1999. These increases were primarily due to a lower recovery rate on hours worked and costs associated with increased staffing including compensation, benefits, travel, and the allocation of facilities expense.

 Operating Expenses

   Research and development expenses for 2000 decreased 23.9% to $15.1 million from $19.8 million for 1999. As a percentage of total revenue, research and development expenses decreased to 18.7% for 2000 from 25.9% for 1999. These decreases were due to decreased staffing costs including compensation, benefits, and travel. These cost reductions are not indicative of management's commitment to research and development projects. Management believes that the current level of staffing will enable the Company to successfully innovate.

   Selling and marketing expenses for 2000 increased 26.3% to $24.1 million from $19.1 million for 1999. As a percentage of total revenue, selling and marketing expenses increased to 29.9% for 2000 from 24.9% for 1999. These increases were due to additional costs associated with marketing programs such as trade shows and additional employee related costs including compensation, benefits, and travel.

   General and administrative expenses for 2000 increased 19.0% to $10.3 million from $8.7 million for 1999. As a percentage of total revenue, general and administrative expenses increased to 12.8% for 2000 from 11.3% for 1999. These increased expenses were due to costs associated with increased staffing including compensation, benefits, and travel. This increase in costs was partially offset in the fourth quarter by a $0.7 million favorable recovery of sales taxes accrued in prior years.

 Litigation Settlement and Restructuring Costs

   The Company has been involved in two lawsuits related to restatements of its financial statements (the Chalverus Case and the Gelfer Case). The Company has settled both cases and recorded a charge of

$14.8 million (net of insurance reimbursements of $4.3 million) in 2000, reflecting the cost of the settlements and legal costs. See Note 9 of Notes to Consolidated Financial Statement.

   During the three months ended December 31, 2000, the Company took a one-time restructuring charge of $1.0 million for severance of 75 employees and leased facilities costs. Approximately $0.2 million of depreciation expense was booked due to reduced economic life of leased facilities under the restructuring plan. As of December 31, 2000, $0.8 million of accrued severance remained. Terminations were completed in January, 2001. Leased facilities restructuring is expected to be completed by the third quarter of 2001.

 Installment Receivable Interest Income

   Installment receivable interest income for 2000, which consists of the portion of all license fees under long-term software license agreements that is attributable to the time value of money, increased 6.4% to $4.0 million from $3.8 million for 1999. This change was primarily due to the increase in the Company's installment receivable balance.

 Other Interest Income, Net

   Interest income, net increased 85.2% to $1.7 million for 2000 from $0.9 million for 1999. The increase was due primarily to improved management of cash funds with overnight investments in interest generating accounts and a larger average balance of cash and cash equivalents.

 Other Income (Expense), Net

   Other income (expense), net, which consists primarily of currency exchange gains or losses and reseller development funds received from third-party vendors of computer hardware products, was a $0.3 million loss for 2000 and $0.3 million gain for 1999. The decrease was due primarily to larger currency exchange losses.

 Provision for Income Taxes

   The provision for income tax was $ 0.3 million in 2000, a decrease from the $ 1.5 million in 1999. The 2000 tax provision consists of foreign subsidiary income tax. No benefit was provided for domestic losses incurred. See Note 8 of Notes to Consolidated Financial Statements.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

 Revenue

   Total revenue for 1999 increased 24.1% to $76.6 million from $61.8 million for 1998. The increase was primarily due to the recognition of revenue that had previously been deferred from projects that were completed during 1999.

   Software license revenue for 1999 decreased 3.9% to $28.1 from $29.3 million for 1998. The decrease in software license revenue was attributable to prospect hesitance to expend resources due to their own concerns regarding the "Year 2000" problem and due to their concerns regarding the Company's ongoing SEC investigation, and reclassifications to service revenue because the fair value of revenue associated with implementing the licensed software was greater than expected.

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

 Cost of Revenue

   Cost of software license consists of amortization expense related to a stock purchase warrant and purchased software costs, license fees associated with third party software, and costs of product media, duplication and packaging. Cost of software license for 1999 increased 94.1% to $3.0 million from $1.6 million for 1998, and increased as a percentage of total revenue to 3.9% for 1999 from 2.5% for 1998. As a percentage of software license revenue, cost of software license increased to 10.7% for 1999 from 5.3% for 1998. These increases were due primarily to $2.3 million of amortization related to purchased software. Amounts amortized prior to the sale of products incorporating the related purchased software were treated as research and development expenses. Product sales incorporating such software began in the fourth quarter of 1998. The software is being amortized through December 31, 2002. In addition, costs of $0.5 million were incurred related to the purchase of third-party software which was subsequently resold to a customer as part of a license agreement.

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

 Operating Expenses

   Research and development expenses consist primarily of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for 1999 decreased 16.8% to $19.8 million from $23.8 million for 1998. As a percentage of total revenue, research and development expenses decreased to 25.9% for 1999 from 38.5% for 1998. These decreases were primarily due to lower payroll and travel-related costs as certain research and development staff were transferred to the Company's client services group in early 1999, and lower software amortization costs. During the first three quarters 1998, the Company had recorded approximately $1.4 million of amortization of purchased software acquired by the Company in June 1997. Amounts of amortization subsequent to the sale of products incorporating the related purchased software were treated as cost of software license. Product sales incorporating such software began in the fourth quarter of 1998.

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

   General and administrative expenses for 1999 decreased 25.7% to $8.7 million from $11.7 million for 1998 and decreased as a percentage of total revenue to 11.3% for 1999 from 18.9% for 1998. These decreases resulted from a negative provision for bad debts for the year of $0.7 million due to a reduction of $2.7million in the allowance for doubtful accounts that occurred in the fourth quarter of 1999. This reduction resulted from the resolution of certain customer projects and an increased focus on the collection processes which took full effect in the fourth quarter of 1999.

 Installment Receivable Interest Income

   Installment receivable interest income, which consists of the portion of all license fees due and received under software license agreements that was not recognized upon product acceptance or license renewal, increased to $3.8 million from $2.7 million in 1998 due to increased license fee billings.

 Other Interest Income, Net

   Other installment income, net, received on cash and cash equivalents, decreased to $0.9 million from $2.1 million in 1998 due to lower average balances of cash and cash equivalents.

 Other Income, Net

   Other income, net, which consists primarily of reseller development funds received from third-party resellers of computer hardware products and mark to market gains or losses on foreign denominated accounts receivable, increased 619.1% to $0.3 million for 1999 from $47 thousand for 1998 due to an increase in the reseller development funds earned.

 Provision for Income Taxes

   The provision for federal and foreign income taxes was $1.5 million in 1999. The benefit for federal, state and foreign income taxes was $6.4 million in 1998. At December 31, 1999, the Company had $47.5 million in net operating loss carryforwards and $3.0 million of AMT and research and experimentation tax credit carryforwards available to offset future taxable income. See Note 8 to Consolidated Financial Statements.

Liquidity and Capital Resources

   From inception until the Company's initial public offering of Common Stock, the Company funded its operations primarily through cash flow from operations and bank borrowings. At December 31, 2000, the Company had cash and cash equivalents of approximately $17.3 million and working capital of approximately $43.8 million.

   Net cash (used in) provided by operating activities for the years ended December 31, 2000 and 1999 was ($11.2) million and $6.2 million, respectively. The increased cash use was primarily due to an increase in cost of services and other operating expenses. The increase was also attributable to the payment of $2.8 million (net of insurance recovery of $4.3 million) by the Company in the fourth quarter of 2000 in settlement of the Chalverus and Gelfer lawsuits. During the fourth quarter of 2000, the Company issued 3,125,000 shares of common stock to settlement funds established in connection with the shareholder lawsuits (see Note 9 of Notes to Consolidated Financial Statements). The shares were subsequently sold to certain members of the Board of Directors of the Company for $10.36 million. The sale of shares by the settlement funds is not reflected in the statement of cash flow.

   Net cash used in investing activities for the years ended December 31, 2000 and 1999 was $3.0 million and $2.6 million, respectively. The change from 1999 to 2000 was primarily due to the increase in other long-term assets offset by a reduction in expenditures for equipment and improvements.

   Net cash provided by financing activities for the years ended December 31, 2000 and 1999 was $1.6 and $1.2 million, respectively. Sales of stock under the Company's Employee Stock Purchase Plan and from exercise of stock options provided $1.6 million (see Note 5 of Notes to Consolidated Financial Statements). The Company has capital and operating leases for office space and equipment (see Note 7 of Notes to Consolidated Financial Statements).

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

Significant Customers

   In 2000, 1999 and 1998 respectively, the Company had one customer that accounted for 11.7%, 12.5% and 17.2% of the Company's total consolidated revenue.

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

   The Company is being investigated by the Securities and Exchange
Commission. In May of 1999, the Boston office of the Securities and Exchange Commission ("SEC") issued a Formal Order of Private Investigation of the Company and certain individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports and other public disclosures and trading activity in the Company's securities during 1997 and 1998. Such investigation may result in the SEC imposing fines on the Company or taking other measures that may have a material adverse impact on the Company's financial position or results of operations. In addition, regardless of the outcome of the investigation, it is likely that the Company will incur substantial defense costs and that such investigation will cause a diversion of management time and attention. Finally, the negative publicity resulting from the investigation has made and may continue to make it more difficult for the Company to close sales, which in turn could have a material adverse impact on the Company's financial position or results of operations.

   The Company had material weaknesses in its internal control environment. The Company's independent public accountants identified in connection with their audits of the Company's 1997, 1998 and 1999 financial statements material weaknesses in the Company's internal control environment. This has had and may continue to have a material adverse impact on the Company's reputation, which in turn could have a material adverse impact on the Company's financial position or results of operations. The Company has added resources to its finance function and is working diligently with the suggestions of the auditors to improve internal control. Mr. O'Halloran, the Company's Chief Financial Officer, has indicated his intention to retire during the second quarter of 2001. In connection with the audit of the Company's 2000 financial statements the independent auditors indicated that they will not issue a material weakness in internal control letter.

   The Company's stock price has been volatile. Quarterly results have fluctuated and are likely to continue to fluctuate significantly. The market price of the Company's common stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, statements and ratings by financial analysts, overall market performance and the outcome of litigation, will have a significant effect on the price for shares of the Company's common stock. Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future. The Company plans product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only a small portion of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

   The timing of license revenues is related to the completion of implementation services and product acceptance by the customer, the timing of which has been difficult to predict accurately. There can be no assurance that the Company will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts' expectations. Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect a policy of recognizing revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed payments due during the term. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from one to six months but in some cases significantly longer. In addition, the Company is more focused on closing larger but fewer license transactions than in the past. This may increase the volatility in the

Company's quarterly operating results. Risks over which the Company has little or no control, including customers' budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes dictated by customers may delay product implementation and revenue recognition.

   The Company will need to develop new products, evolve existing ones, and adapt to technology change. Technical developments, customer requirements, programming languages and industry standards change frequently in the Company's markets. As a result, success in current markets and new markets will depend upon the Company's ability to enhance current products, to develop and introduce new products that meet customer needs, keep pace with technology changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement and testing. There can be no assurance that the Company will have sufficient resources to make necessary product development investments. Pegasystems may experience difficulties that will delay or prevent the successful development, introduction or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner would adversely affect future financial performance. The Company's products are complex and may contain errors. Errors in products will require the Company to ship corrected products to customers. Errors in products could cause the loss of or delay in market acceptance or sales and revenue, the diversion of development resources, injury to the Company's reputation, or increased service and warranty costs which would have an adverse effect on financial performance.

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

   The Company depends on certain key personnel, and must be able to attract and retain qualified personnel in the future. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales, and marketing personnel, including Mr. Trefler, the Company's Chief Executive Officer. The loss of key personnel could adversely affect financial performance. The Company does not have any significant key-man life insurance on any officers or employees and does not plan to put any in place. The Company's success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain its products is limited, and competition for their services is intense, and there can be no assurance that the Company will be able to attract and retain such personnel. If the Company is unable to do so, the Company's business, operating results, and financial condition could be materially adversely affected.

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

   The Company must manage increased business complexity and growth effectively. The business has grown in size, geographic scope and complexity and has expanded its product offerings and customer base. This growth and expansion has placed, and is expected to continue to place, a significant strain on management, operations and capital needs. Continued growth will require the Company to hire, train and retrain many employees in the United States and abroad, particularly additional sales and financial personnel. The Company will also need to enhance its financial and managerial controls and reporting systems. There can be no assurance that the Company will attract and retain the personnel necessary to meet its business challenges. Failure to manage growth effectively may materially adversely affect future financial performance.

   The Company relies on certain third-party relationships. The Company has a number of relationships with third parties that are significant to sales, marketing and support activities and product development efforts. The Company relies on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen the Company's products through the use of industry-standard tools and utilities. The Company also has relationships with third parties that distribute its products. In particular, the Company relies on its relationship with First Data Corporation for the distribution of products to the credit card market, with PFPC Inc. for distribution of products to the mutual fund market and on Carreker Inc. for the distribution of its products to the banking industry. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with those of the Company in the future or will not otherwise end their relationships with or support of the Company.

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

   The Euro's adoption imposes product and market risks. A new currency, the "Euro", was introduced in certain Economic and Monetary Union ("EMU") countries in early 1999. It is expected that by 2002, all participating EMU countries will use the Euro as their single currency. As a result, software used by many companies headquartered or maintaining a subsidiary in a participating EMU country is expected to be Euro-enabled. All companies headquartered or maintaining a subsidiary in an EMU country will need to be Euro-enabled. These changes will change budgetary, accounting and fiscal systems in companies and public administration, and require the simultaneous handling of parallel currencies and conversion of legacy data. These requirements may curb market demand for the Company's products because the budgets and priorities of its customers and prospective customers may change. The Company is monitoring the rules and regulations as they become known in order to make any changes to its software products that the Company deems necessary to comply with such rules and regulations. Although the Company believes that its most recent products address these requirements, there can be no assurance that the rules and regulations will not change and that the Company's software will contain all of the necessary changes or meet all Euro requirements. Any inability to comply with the Euro requirements could have an adverse effect on the Company's business, operating results and financial condition.

   The Company faces risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 26%, 21% and 23% of the Company's total revenue in 2000, 1999 and 1998, respectively. The Company, in part through its wholly-owned subsidiaries based in the United Kingdom, Singapore, and Australia, markets products and renders consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Switzerland, Ireland, Mexico, Sweden, Australia, Austria, Hong Kong, and Singapore. The Company has established offices in continental Europe and in Australia. The Company believes that its continued growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. The Company anticipates hiring additional personnel to accommodate international growth, and the Company may also enter into agreements with local distributors, representatives, or resellers. If the Company is unable to do one or more of these things in a timely manner, the Company's growth, if any, in its foreign operations will be restricted, and the Company's business, operating results, and financial condition could be materially and adversely affected.

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

   The Company derived approximately 26% of its total revenue in 2000 from sales to customers based outside of the United States. Certain of the Company's international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although the Company's sales denominated in foreign currencies in 2000 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such foreign currencies.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial statement schedules are set forth in Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this Form 10-K and are filed herewith.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to the executive officers of the Company is set forth in Part I, immediately following Item 4, of this Report under the caption "Executive Officers of the Registrant." The following information is furnished with respect to each Director.

   Alexander V. d'Arbeloff, 73, has been a Director of the Company since August 2000. As of December 2000, he was also elected a member of the Company's Compensation Committee. In 1960, Mr. d'Arbeloff co-founded Teradyne, Inc., a leading manufacturer of automatic test equipment and interconnection systems for the electronics and telecommunications industries. Mr. d'Arbeloff served as President and Chief Executive Officer of Teradyne until May 1997, and remained Chairman of the Board until June 2000. Since 1989, Mr. d'Arbeloff has been a member of the MIT Corporation, and was named its Chairman in July 1997.
Mr. d'Arbeloff also serves on the board of PRI Automation Inc. and on the boards of several private companies.

   Richard H. Jones, 49, joined the Company in October 1999 and was elected a Director of the Company in November 2000. Prior to joining the Company, he served as a chief asset management executive and member of the operating committee at Barnett Banks, Inc., and as CEO of Fleet Investment Services. His prior experience also includes serving as executive vice president with Fidelity Investments, and as a principal with the consulting firm of Booz, Allen & Hamilton. Mr. Jones holds an undergraduate degree from Duke University, with majors in both economics and management science. He also holds an M.B.A. degree from the Wharton School of the University of Pennsylvania.

   Steven F. Kaplan, 45, has served as a Director of the Company since August 1999. As of December 2000 he was also elected a member of the Company's Audit Committee. He currently is Managing Director of The Audax Group, a private equity and venture capital firm. From 1998 to 2000, Mr. Kaplan was affiliated with Texas Pacific Group, a private equity firm, and he served as President, Chief Operating Officer and Chief Financial Officer of Favorite Brands International Holding Corp., a confectionery company controlled by Texas Pacific Group. From 1996 to 1997, Mr. Kaplan was Executive Vice President and Chief Financial Officer of the Coleman Company, an international manufacturer of camping, outdoor recreation and hardware equipment. From 1993 to 1996, Mr. Kaplan was a financial and strategy consultant to venture capital and buy-out firms. During 1994, Mr. Kaplan served as Chief Financial Officer of Marcam Corporation, a software developer. Prior to that, Mr. Kaplan served as Executive Vice President and Chief Financial Officer of AM International, President of Harris Graphics and Partner of Boston Consulting Group. Mr. Kaplan holds an MS in Management, a BS in Electrical Engineering and Computer Science and a BS in Management Science from the Massachusetts Institute of Technology.

   William H. Keough, 63, has been a Director of the Company and a member of the Company's Audit Committee since June 2000. He served as a director of Thermo Ecoteck Corporation, an environmentally sound power plants and fuels public company, from November 1999 until September 2000, when the company was spun back into the parent, ThermoElectron. He also serves as chairman of the Board of Trustees of the National Multiple Sclerosis Society's Central New England chapter. He served as Senior Vice President and Chief Financial Officer of two public companies from 1968 to 1999, most recently at the Pioneer Group, a financial services business with $20 billion in assets, from 1986 to his retirement in 1999. Mr. Keough holds a B.S./B.A. in Finance from Boston College and an M.B.A. from Northeastern University.

   Edward A. Maybury, 61, has been a Director of the Company since its organization in 1983. In December 2000, he was also elected a member of the Company's Compensation Committee. Since July 1992, he has served as a Director, and from April 1992 through May 1993 was the President and Chief Executive Officer, of Creative Systems, Inc., a software and services company. Prior thereto, Mr. Maybury was the Chief Executive Officer of Data Architect Systems, Inc., a software and services company.

   James P. O'Halloran, 68, joined the Company in April 1999. In June 1999, he was elected Senior Vice President, Chief Financial Officer, Treasurer, Clerk, and a Director. From 1991 to 1999 he served as President of G & J Associates, Ltd., a financial consulting firm. From 1956 to 1990, he was with the international accounting firm of Arthur Andersen LLP serving as an audit partner from 1967 to his retirement in 1990. Mr. O'Halloran also currently serves as a director of DynEco Corporation, an industry leader in the innovation, design and development of state-of-the-art compressor technology; and ASA International Ltd., a software firm focusing on business applications for small and medium sized companies.

   Edward B. Roberts, 65, has been a Director of the Company since June 1996. In December 2000, he was also elected a member of the Company's Compensation Committee. Since the early "60s he has been the David Sarnoff Professor of Management of Technology at the Massachusetts Institute of Technology, where he founded and chairs the MIT Entreprenuership Center. Dr. Roberts co-founded and is a Director of Medical Information Technology, Inc., a leading provider of healthcare information systems. He is also a Director of Advanced Magnetics, Inc., a specialty pharmaceutical company; NETsilicon, Inc., a semiconductor producer that links equipment to the Internet; Inverness Medical Technology, Inc., a manufacturer of medical diagnostics products; SOHU.com, Inc., an internet portal, and several early-stage high-technology firms. Dr. Roberts co-founded and served for 20 years as a general partner of the Zero Stage and First Stage Capital group of venture capital funds.

   Alan Trefler, 45, a founder of the Company, served as President until October 1999 and Clerk until June 1999 and has been Chief Executive Officer and a Director since the Company's organization in 1983. Prior to that, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a degree in economics and computer science from Dartmouth College.

   William W. Wyman, 63, has been a Director of the Company since June 2000. In December 2000, he was also elected a member of the Company's Audit Committee. From 1984 through 1995, Mr. Wyman was a partner at Oliver, Wyman & Company, a management consulting company which he co-founded. Mr. Wyman is also currently a director of US Timberlands, a limited partnership consisting of the growing of trees and the sale of logs and standing timber; SS&C Technologies, a leading provider of client/server based financial software solutions; Predictive Systems, a network consulting company focused on the design, performance, management and security of complex computing networks; and Prime Response, a company specializing in business to consumer marketing.

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

   To the Company's knowledge, based solely on review of copies of the above-mentioned reports furnished to the Company and written representations that no other reports were required during 2000, all such filing requirements were complied with in a timely fashion.

ITEM 11 EXECUTIVE AND DIRECTOR COMPENSATION

Director Compensation

   Each non-employee Director of the Company receives $1,000 for every Board or committee meeting attended. The Company also reimburses non-employee Directors for expenses incurred in attending Board meetings. In addition, non-employee Directors of the Company are eligible to receive stock options under the Company's 1996 Non-Employee Director Stock Option Plan and all Directors are eligible to receive stock options and stock grants under the Company's 1994 Long-Term Incentive Plan. Currently, each non-employee Director is granted on an annual basis a fully vested option to purchase 10,000 shares of common stock at a price equal to the fair market value of the common stock on the date of grant under the 1996 Non-Employee director Stock Option Plan. No other compensation is paid to Directors for attending Board or committee meetings. Messrs. d'Arbeloff, Keough, Maybury, Roberts, Kaplan, and Wyman are currently the non-employee Directors of the Company.

                             EXECUTIVE COMPENSATION

   The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 2000, 1999, and 1998 by (i) the Company's Chief Executive Officer and (ii) the four most highly compensated other executive officers (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                    Long Term
                                                   Compensation
                         Annual Compensation(1)       Awards
                         -----------------------   ------------
                                                    Securities
    Name and Principal                              Underlying     All Other
    Positions            Year Salary($) Bonus($)    Options(#)  Compensation($)
    ------------------   ---- --------- --------   ------------ ---------------
Alan Trefler............ 2000 $200,000      --           --            --
 Chairman and Chief
  Executive Officer..... 1999  200,000      --           --            --
                         1998  200,000      --           --            --

Richard H. Jones........ 2000  250,000      --           --         74,475(6)
 President and Chief
  Operations Officer.... 1999   46,556      --       410,000           --
                         1998      --       --           --            --

Joseph J. Friscia....... 2000  200,000      --        50,000        60,554(3)
 Executive Vice
  President of Sales
  and................... 1999  200,000   60,000(4)   100,000        86,869
 Service................ 1998  180,000   70,000      190,000        30,786

Michael R. Pyle......... 2000  155,000    3,079(8)    50,000         1,644(5)
 Senior Vice President
  of Product............ 1999  155,000   60,000(4)    35,000        30,734(7)
 Development............ 1998  140,000   15,000      100,000         8,587

James P. O'Halloran..... 2000  240,000   50,000(2)    10,000           --
 Senior Vice President
 and Chief Financial
 Officer................ 1999  150,728      --       150,000         4,406(7)

--------
(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of the Named Executive Officers for 2000, 1999, and 1998.
(2) Represents bonuses earned and paid in 2000.
(3) Represents draws and payments by the Company on the Executive's behalf for professional services.
(4) Represents bonuses earned in 1999 and paid in 2000.
(5) Represents payments by the Company on the Executive's behalf for professional services.
(6) Represents travel allowance.
(7) Represents payment in lieu of paid days off.
(8) Represents payment for Y2K on-call coverage.

Option Grants in Fiscal Year

   The following table provides certain information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ending December 31, 2000, to each of the Named Executive Officers:

                          Option Grants in Fiscal 2000

                          Individual Grants
                         ---------------------
                                                                        Potential
                                      Percent                       Realizable Value
                                     of Total                       at Assumed Annual
                         Number of    Options                        Rates of Stock
                           Shares     Granted                             Price
                         Underlying     to     Exercise             Appreciation for
                          Options    Employees or Price              Option Term(1)
                          Granted    in Fiscal   Base    Expiration -----------------
 Name                       (#)        Year    ($/Share)    Date     5%($)   10%($)
 ----                    ----------  --------- --------- ---------- ------- ---------
Alan Trefler............      --        --          --        --        --        --
Richard H. Jones........      --        --          --        --        --        --
Joseph J. Friscia.......   50,000(2)    1.7%   $18.5625   2/25/10   583,693 1,479,192
James P. O'Halloran.....   10,000(3)    0.3%   $18.5625   2/25/10   116,739   295,840
Michael R. Pyle.........   50,000(2)    1.7%   $18.5625   2/25/10   583,693 1,479,192

--------
(1) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the prescribed assumption that the Company's common stock will appreciate in value from the date of grant to the end of the option term at rates (compounded annually) of 5% and 10%, respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Company's common stock.
(2) These options vest in equal quarterly installments over four-year terms.
(3) These options vest in equal quarterly installments over a one-year term.

Year-End Option Table

   The following table sets forth certain information concerning the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 2000. None of the named Executive Officers exercised options during 2000.

                             Year-End Options Value

                                 Number of Shares      Value of Unexercised In-
                              Underlying Unexercised     The-Money Options at
                                Options at Year-End           Year-End($)
                             ------------------------- -------------------------
Name                         Exercisable Unexercisable Exercisable Unexercisable
----                         ----------- ------------- ----------- -------------
Alan Trefler................       --           --           --         --
Richard H. Jones............   110,000      300,000          --         --
Joseph J. Friscia...........   529,375      125,625     $576,027        --
James P. O'Halloran.........   137,500       22,500          --         --
Michael R. Pyle.............   234,600      119,500     $335,883        --

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information as of January 16, 2001, with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each Director of the Company,
(iii) each of the Named Executive Officer and (iv) all executive officers and Directors of the Company as a group. To the knowledge of the Company, based on information provided by such owners, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

                                                      Number of    Percentage
                                                        Shares     of Shares
                                                     Beneficially Beneficially
        Name of Beneficial Owner                       Owned(1)      Owned
        ------------------------                     ------------ ------------
Alan Trefler(2).....................................  22,237,100      68.3%
Richard H. Jones(3).................................   1,186,000       3.6%
Joseph J. Friscia(4)................................     542,000       2.0%
James P. O'Halloran(5)..............................     174,500       0.5%
Stephen F. Kaplan(4)................................      40,000       0.1%
Edward A. Maybury(4)................................      56,500       0.2%
Kenneth Olson(6)....................................     299,625       0.9%
Michael R. Pyle(4)..................................     244,662       0.8%
Edward B. Roberts(7)................................     153,500       0.6%
William H. Keough(8)................................      10,000         *
Alexander V. d'Arbeloff(8)..........................   1,000,000       3.1%
William W. Wyman....................................           0         *
All executive officers and Directors as a group (12
 persons)(9)........................................  27,514,387      81.3%

--------
 * Represents beneficial ownership of less than 1% of the outstanding Common Stock.
(1) The number of shares of Common Stock deemed outstanding includes (i) 32,570,094 shares of Common Stock outstanding as of January 16, 2001 and
    (ii) shares issuable pursuant to outstanding options held by the respective person or group which are exercisable within 60 days of January 16, 2001, as set forth below.
(2) Includes 375,000 shares held in trust with respect to which Mr. Trefler has voting and dispositive power. Mr. Trefler disclaims beneficial interest.
(3) Includes 135,000 shares of Common Stock subject to stock options exercisable within 60 days of January 16, 2001.
(4) Consists solely of shares of Common Stock subject to stock options exercisable within 60 days of January 16, 2001.
(5) Includes 140,000 shares of Common Stock subject to stock options exercisable within 60 days of January 16, 2001.
(6) Includes 59,625 shares of Common Stock subject to stock options exercisable within 60 days of January 16, 2001.
(7) Includes 48,500 shares of Common Stock subject to stock options exercisable within 60 days of January 16, 2001.
(8) Consists solely of Common Stock.
(9) Includes 1,266,287 shares of Common Stock subject to stock options exercisable within 60 days of January 16, 2001.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Except as described below, since December 31, 1997 there have been no transactions involving more than $60,000, nor are any proposed, between the Company and any executive officer, Director, 5% beneficial owner of the Company's Common Stock or equivalents, or any immediate family member of any of the foregoing, in which any such persons or entities had or will have a direct or indirect material interest.

   In December 2000, the following officers and directors of the Company purchased shares of the Company's common stock from the settlement funds established for the benefit of the plaintiffs in connection with the settlement of Gelfer and Chalverus securities class action lawsuits (see Part I, Item 3-- Legal Proceedings):

                                                            Gelfer    Chalverus
                                                          Settlement  Settlement
                                                             Fund        Fund
       Officer/Director                                  ------------ ----------
       ----------------                                        # of Shares
Alan Trefler,........................................... 1,000,000(1)        --
 Chairman and Chief Executive Officer
Richard H. Jones,.......................................   115,000(1) 885,000(3)
 President, Chief Operating Officer and Director
James P. O'Halloran,....................................    25,000(1)        --
 Chief Financial Officer and Director
Alexander V. d'Arbeloff,................................   500,000(1) 500,000(2)
 Director
Edward B. Roberts,......................................   100,000(1)        --
 Director

(1) The purchase price was $3.081 per share, which was the value ascribed to the shares under the Gelfer settlement agreement and equal to the average closing price of the Company's common stock as reported on Nasdaq for the ten (10) trading days immediately preceding the date of entry of the final court order approving the settlement.

(2) The purchase price was $4.69 per share, which was equal to the average closing price of the Company's common stock as reported on Nasdaq for the five (5) business days immediately preceding August 23, 2000, the date Mr. d'Arbeloff committed to the Company to purchase such shares.

(3) The purchase price was $3.00 per share, which was equal to the fair market value of the Company's common stock at the time the Company negotiated the price with Mr. Jones.

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

   (a)(1) Financial Statements

   The following consolidated financial statements are required to be filed as part of this report and are filed herewith:

     Item

     Report of Independent Auditors--Deloitte & Touche LLP

     Report of Independent Public Accountants--Arthur Andersen LLP

     Consolidated Balance Sheets at December 31, 2000 and 1999

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the years ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

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

   (b) Reports on Form 8-K

   No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pegasystems Inc.

                                                /s/ James P. O'Halloran
                                          By: _________________________________
                                                    James P. O'Halloran,
                                                Senior Vice President, Chief
                                               Financial Officer, Treasurer,
                                                    Clerk, and Director

Date: March 22, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 22, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

              Signature                          Title
              ---------                          -----

         /s/ Alan Trefler              Chief Executive Officer
______________________________________  and Chairman
             Alan Trefler

       /s/ Richard H. Jones            President, Chief Operating
______________________________________  Officer and Director
           Richard H. Jones

     /s/ James P. O'Halloran           Senior Vice President,
______________________________________  Chief Financial Officer,
         James P. O'Halloran            Treasurer, Clerk and
                                        Director

   /s/ Alexander V. d'Arbeloff         Director
______________________________________
       Alexander V. d'Arbeloff

       /s/ Steven F. Kaplan            Director
______________________________________
           Steven F. Kaplan

      /s/ William H. Keough            Director
______________________________________
          William H. Keough

      /s/ Edward A. Maybury            Director
______________________________________
          Edward A. Maybury

      /s/ Edward B. Roberts            Director
______________________________________
          Edward B. Roberts

        /s/ William Wyman              Director
______________________________________
            William Wyman

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

 10.3.***    1996 Employee Stock Purchase Plan.

 10.13.*     Lease Agreement dated February 26, 1993 between the Registrant and
             Riverside Office Park Joint Venture.

 10.14.* Amendment Number 1 to Lease Agreement dated August 7, 1994 between the Registrant and Riverside Office Park Joint Venture.

 10.15.+     Warrant Agreement dated June 27, 1997 by and between the
             Registrant and First Data Resources Inc.

 10.16++ Letter of Agreement between the Registrant and Alexander d'Arbeloff dated August 23, 2000

 10.17       Stock Purchase Agreement dated December 20, 2000 between Berman,
             DeValerio & Pease, LLP and Alexander V. d'Arbeloff.

 10.18       Stock Purchase Agreement dated December 20, 2000 between Berman,
             DeValerio & Pease, LLP and Alan Trefler.

 10.19       Stock Purchase Agreement dated December 20, 2000 between Berman,
             DeValerio & Pease, LLP and Richard Jones.

 10.20       Stock Purchase Agreement dated December 20, 2000 between Berman,
             DeValerio & Pease, LLP and Edward B. Roberts.

 10.21       Stock Purchase Agreement dated December 20, 2000 between Berman,
             DeValerio & Pease, LLP and James P. O'Halloran.

 10.22       Stock Purchase Agreement dated December 27, 2000 between Wolf,
             Popper, LLP and Alexander V. d'Arbeloff.

 10.23       Stock Purchase Agreement dated December 27, 2000 between Wolf,
             Popper, LLP and Richard Jones.

 21.1****    Subsidiaries of the Registrant.

 23.1.       Independent Auditors' Consent--Deloitte & Touche LLP

 23.2.       Independent Public Accountants' Consent--Arthur Andersen LLP.

--------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference to the same exhibit number.
+ Filed as an exhibit 10.15 to the Registrant's 1997 Form 10-K and incorporated herein by reference to the same exhibit number.
++ Filed on Exhibit 10.1 to the Registrant's report on Form 10-Q for the quarter ended September 30, 2000.
** Filed in the Registrant's Proxy Statement for its 1999 annual shareholders meeting and incorporated herein by reference.
*** Filed in the Registrant's Proxy Statement for its 1998 annual shareholders meeting and incorporated herein by reference
**** Filed as an Exhibit to the Registrant's 1999 Form 10-K, filed with the Commission April 4, 2000 and incorporated herein by reference to the same exhibit number.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pegasystems Inc.:

   We have audited the accompanying consolidated balance sheet of Pegasystems Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasystems Inc. and subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Deloitte & Touche, LLP

Boston, Massachusetts
March 9, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pegasystems Inc.:

   We have audited the accompanying consolidated balance sheet of Pegasystems Inc. and its subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of Pegasystems Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   As further discussed in Note 9, two class action lawsuits have been filed by certain stockholders against the Company and certain of its current and former officers and directors, the outcome of which is uncertain at this time. Management believes that it is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial position or results of operations. In addition, regardless of the outcome of any of these actions, it is likely that the Company will incur substantial defense costs and that such actions will cause a diversion of management's time and attention. The Company's delays in SEC filings and adjustments made to previously published financial statements have resulted in negative publicity for the Company. Such events and related publicity have adversely affected demand for the Company's products and services and may also have an adverse effect on the Company's financial position or results of operations.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pegasystems Inc. and its subsidiaries as of December 31, 1999 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
March 27, 2000

                                PEGASYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share-related data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 17,339  $ 30,004
  Trade and installment accounts receivable, net of
   allowance for doubtful accounts of $1,037 in 2000 and
   $1,026 in 1999..........................................   41,416    40,716
  Prepaid expenses and other current assets................    2,297     1,676
                                                            --------  --------
    Total current assets...................................   61,052    72,396
Long-term license installments, net........................   37,401    36,744
Equipment and improvements, net............................    6,568     8,335
Purchased software and other, net..........................    5,472     7,516
                                                            --------  --------
    Total assets........................................... $110,493  $124,991
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses.................... $ 11,917  $ 13,643
  Deferred revenue.........................................    5,065     8,765
  Current portion of capital lease obligations.............      312       198
                                                            --------  --------
    Total current liabilities..............................   17,294    22,606
                                                            --------  --------
Commitments and contingencies (Notes 7 and 10)
Deferred income taxes......................................    1,000     1,000
Capital lease obligations, net of current portion..........       84       253
Other long-term liabilities................................       52        87
    Total Liabilities......................................   18,430    23,946
                                                            --------  --------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized; no shares issued and outstanding............      --        --
  Common stock, $.01 par value, 45,000,000 shares
   authorized; 32,570,094 shares and 28,995,821 shares
   issued and outstanding in 2000 and 1999, respectively...      326       290
  Additional paid-in capital...............................  100,886    88,941
  Deferred compensation....................................      --        (18)
  Stock warrant............................................    2,897     2,897
  Retained (deficit) earnings..............................  (11,777)    9,079
  Accumulated other comprehensive loss.....................     (269)     (144)
                                                            --------  --------
    Total stockholders' equity.............................   92,063   101,045
                                                            --------  --------
    Total liabilities and stockholders' equity............. $110,493  $124,991
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                PEGASYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    2000     1999      1998
                                                  --------  -------  --------
Revenue:
  Software license............................... $ 33,806  $28,123  $ 29,259
  Services.......................................   47,000   48,506    32,510
                                                  --------  -------  --------
    Total revenue................................   80,806   76,629    61,769
                                                  --------  -------  --------
Cost of revenue:
  Cost of software license.......................    2,383    3,018     1,555
  Cost of services...............................   39,005   31,928    28,544
                                                  --------  -------  --------
    Total cost of revenue........................   41,388   34,946    30,099
                                                  --------  -------  --------
Gross profit.....................................   39,418   41,683    31,670
                                                  --------  -------  --------
Operating expenses:
  Research and development.......................   15,073   19,810    23,809
  Selling and marketing..........................   24,142   19,115    18,980
  General and administrative.....................   10,334    8,678    11,678
  Litigation settlement and restructuring........   15,821      --        --
                                                  --------  -------  --------
    Total operating expenses.....................   65,370   47,603    54,467
                                                  --------  -------  --------
Loss from operations.............................  (25,952)  (5,920)  (22,797)
                                                  --------  -------  --------
Installment receivable interest income...........    4,015    3,772     2,662
Other interest income, net.......................    1,667      900     2,059
Other (expense) income, net......................     (286)     338        47
                                                  --------  -------  --------
Loss before provision (benefit) for income
 taxes...........................................  (20,556)    (910)  (18,029)
Provision (benefit) for income taxes.............      300    1,500    (6,411)
                                                  --------  -------  --------
    Net loss..................................... $(20,856) $(2,410) $(11,618)
                                                  ========  =======  ========
Loss per share, basic and diluted:............... $  (0.71) $ (0.08) $  (0.41)
                                                  ========  =======  ========
Weighted average number of common shares
 outstanding, basic and diluted..................   29,206   28,947    28,604
                                                  ========  =======  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                PEGASYSTEMS INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
                                 (in thousands)

                       Common Stock
                     ----------------
                                                                         Retained    Accumulated   Total
                                      Additional              Deferred   Earnings       Other      Stock-
                      Number           Paid-In     Deferred    Stock   (Accumulated Comprehensive holders'  Comprehensive
                     of Shares Amount  Capital   Compensation Warrant    Deficit)      Losses      Equity       Loss
                     --------- ------ ---------- ------------ -------- ------------ ------------- --------  -------------
Balance at December
31, 1997...........   28,545    $285   $ 86,841      $(55)     $2,897    $ 23,107       $(354)    $112,721         --
Exercise of stock
options............      138       2        429       --          --          --          --           431         --
Tax benefit from
exercise of stock
options............      --      --         487       --          --          --          --           487         --
Foreign currency
translation
adjustments........      --      --         --        --          --          --         (121)        (121)   $   (121)
Amortization of
deferred
compensation.......      --      --         --         19         --          --          --            19         --
Net loss...........      --      --         --        --          --      (11,618)        --       (11,618)    (11,618)
                      ------    ----   --------      ----      ------    --------       -----     --------    --------
Balance at December
31, 1998...........   28,683     287     87,757       (36)      2,897      11,489        (475)     101,919     (11,739)
Exercise of stock
options............      222       2        664       --          --          --          --           666         --
Issuance of stock
under Employee
Stock Purchase Plan       91       1        434       --          --          --          --           435         --
Issuance of
compensatory stock
option.............      --      --          86       --          --          --          --            86         --
Foreign currency
translation
adjustments........      --      --         --        --          --          --          331          331         331
Amortization of
deferred
compensation.......      --      --         --         18         --          --          --            18         --
Net loss...........      --      --         --        --          --       (2,410)        --        (2,410)     (2,410)
                      ------    ----   --------      ----      ------    --------       -----     --------    --------
Balance at December
31, 1999...........   28,996     290     88,941       (18)      2,897       9,079        (144)     101,045      (2,079)
Exercise of stock
options............      299       3        803       --          --          --          --           806         --
Issuance of stock
under Employee
Stock Purchase Plan      150       2        812       --          --          --          --           814         --
Stock issued in
settlement of
litigation.........    3,125      31     10,330       --          --          --          --        10,361         --
Foreign currency
translation
adjustments........      --      --         --        --          --          --         (125)        (125)       (125)
Amortization of
deferred
compensation.......      --      --         --         18         --          --          --            18         --
Net loss...........      --      --         --        --          --      (20,856)        --       (20,856)    (20,856)
                      ------    ----   --------      ----      ------    --------       -----     --------    --------
Balance at December
31, 2000...........   32,570    $326   $100,886      $ --      $2,897    $(11,777)      $(269)    $ 92,063    $(20,981)
                      ======    ====   ========      ====      ======    ========       =====     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                PEGASYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows from operating activities:
 Net loss........................................ $(20,856) $ (2,410) $(11,618)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Provision (benefit) for deferred income taxes..      --        250    (6,596)
  Depreciation and amortization..................    6,631     6,833     5,595
  (Reduction in) provision for doubtful
   accounts......................................      --       (727)    2,165
  Issuance of compensatory stock option..........      --         86       --
  Stock issued in settlement of litigation.......   10,361       --        --
  Change in operating assets and liabilities:
    Trade and installment accounts receivable....   (1,358)   15,745   (37,921)
    Prepaid expenses and other current assets....     (678)      278      (440)
    Accounts payable and accrued expenses........   (1,601)   (1,165)    9,663
    Deferred revenue.............................   (3,700)  (12,659)   19,670
                                                  --------  --------  --------
      Net cash (used in) provided by operating
       activities................................  (11,201)    6,231   (19,482)
Cash flows from investing activities:
  Purchase of equipment and improvements.........   (2,626)   (2,766)   (7,376)
  Other long term assets and liabilities.........     (354)      175      (651)
                                                  --------  --------  --------
      Net cash used in investing activities......   (2,980)   (2,591)   (8,027)
Cash flows from financing activities:
 Payments net of proceeds under capital lease
  obligations....................................      (54)      126       --
 Exercise of stock options.......................      806       666       431
 Sale of stock under Employee Stock Purchase
  Plan...........................................      814       435       --
                                                  --------  --------  --------
      Net cash provided by financing activities..    1,566     1,227       431
Effect of exchange rate on cash and cash
 equivalents.....................................      (50)      331      (121)
                                                  --------  --------  --------
      Net (decrease) increase in cash and cash
       equivalents...............................  (12,665)    5,198   (27,199)
Cash and cash equivalents, beginning of year.....   30,004    24,806    52,005
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $ 17,339  $ 30,004  $ 24,806
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
    Interest..................................... $     88  $     32  $      9
                                                  --------  --------  --------
    Income taxes................................. $    834  $     28  $     84
                                                  --------  --------  --------
Non-cash financing activity:
 Equipment acquired under capital lease.......... $    292  $    280  $    325
                                                  --------  --------  --------
 Stock issued in settlement of litigation........ $ 10,361  $    --   $    --
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                PEGASYSTEMS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2000, 1999 and 1998

1. SIGNIFICANT ACCOUNTING POLICIES

 (a) Business

   Pegasystems Inc. and subsidiaries (the "Company") develops, markets, licenses and supports customer relationship management (CRM) software that enables transaction intensive-organizations to manage a broad array of customer interactions. The Company also offers consulting, training, and maintenance and support services to facilitate the installation and use of its solutions.

 (b) Management Estimates and Reporting

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant assets and liabilities with reported amounts based on estimates include trade and installment accounts receivable, long term license installments and deferred revenue.

   The Company's independent public accountants identified, in connection with their audits of the Company's 1997, 1998 and 1999 financial statements, material weaknesses in the Company's internal control environment. The Company added resources to its finance function and its working diligently with the suggestions of the auditors to improve internal control. In connection with the audit of the Company's 2000 financial statements the independent auditors indicated that they will not issue a material weakness in internal control letter.

 (c) Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pegasystems Limited (a United Kingdom company), Pegasystems Company (a Canadian company), Pegasystems Worldwide Inc. (a United States corporation), GDOO (a Swedish company), and Pegasystems Pty Ltd. (an Australian company), Pegasystems Investments Inc. (a United States corporation) and Pegasystems Private Limited (a Singapore company). All intercompany accounts and transactions have been eliminated in consolidation.

 (d) Foreign Currency Translation

   The translation of assets and liabilities of the Company's foreign subsidiaries is made at year-end exchange rates, while revenue and expense accounts are translated at the average exchange rates for the respective years ended. The resulting translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in other income, net, in the accompanying consolidated statements of operations.


 (e) Revenue Recognition

   The Company's revenue is derived from two principal sources: software license fees and services fees. Software license fees are generally payable on a monthly basis under license agreements, which generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance. A portion of the fee from each arrangement is deferred and recognized as installment receivable interest income over the license term. In the case of software license agreement renewals, license fee revenue is recognized upon the commencement of the new license terms.

                                PEGASYSTEMS INC.

   The Company's services revenue is comprised of fees for maintenance, implementation, training, and consulting services. Software license customers are offered the option to enter into an annual maintenance contract requiring the customer to pay a monthly maintenance fee renewable on a year-to-year basis. Prepaid maintenance fees are deferred based on their estimated fair value and are recognized ratably over the term of the maintenance agreement. The Company's software implementation agreements typically require the Company to provide a specified level of implementation services for a specified fee, typically with additional implementation services available at an hourly rate. Implementation fees for time and material projects are recognized as incurred. Implementation fees for fixed price projects are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined. Costs associated with fixed price contracts are expensed as incurred. Prior to the point at which the fair value of the elements of a contract can be determined, revenue recognition is limited to amounts equal to costs incurred during the reporting period, resulting in no gross profit. Once the fair values of the elements of a contract are apparent, profit associated with the services elements will begin to be recognized. Training and consulting fees are generally recognized as the services are provided.

   As of January 1, 2000, the Company has adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". While such adoption did not have a material impact on the financial statements of the Company included in this report on Form 10-K, it may in the future cause a greater portion of contract revenue to be classified as services revenue rather than license revenue.

 (f) Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

 (g) Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of trade accounts receivable and long-term license installments receivable. The Company records long-term license installments in accordance with its revenue recognition policy, which results in receivables from customers (due in periods exceeding one year from the reporting date, primarily fromlarge organizations with strong credit ratings).

 (h) Equipment and Improvements

   Equipment and improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the life of the lease.

 (i) Software Costs

   Capitalization of software costs begins upon the establishment of technical feasibility, defined by the Company as a working model or an operative version of the computer software product that is completed in the same language and is capable of running on all of the platforms as the product to be ultimately marketed. The Company capitalized $750 thousand of purchased software costs during 2000. No internal costs were capitalized during 2000, 1999 or 1998. See
Note 6 for discussion of the capitalized purchased software in connection with the Company's Software License and Support and Warrant Agreements with First Data Resources, Inc.

                                PEGASYSTEMS INC.

   Amortization of capitalized software costs is included in cost of software license revenue. No amortization expense for internally developed capitalized software costs was charged to cost of software license revenue in 2000, 1999, and 1998.

 (j) Net Earnings (Loss) Per Share

   For the years ended December 31, 2000, 1999 and 1998, diluted weighted average shares is the same as basic weighted average shares as the inclusion of stock options and warrants would be anti-dilutive.

   For the years ended December 31, 2000, 1999, and 1998, 4,325,796, 5,399,722
and 1,987,020 options and warrants, respectively, were excluded from weighted average common shares outstanding, assuming dilution, as their effect would be anti-dilutive.

 (k) Comprehensive Income (Loss)

   Comprehensive income (loss) represents as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

 (l) Segment Reporting

   The Company currently operates in one operating segment, customer service software. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Substantially all of the Company's assets are located within the United States. During 2000, 1999, and 1998, the Company derived its operating revenue from the following countries (as a percentage of total operating revenue), principally through export from the United States of America:

                                                                   Year Ended
                                                                  December 31,
                                                                 ----------------
                                                                 2000  1999  1998
                                                                 ----  ----  ----
   United States................................................  74%   79%   77%
   United Kingdom...............................................   8%    5%   11%
   Other........................................................  18%   16%   12%
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

   In 2000, 1999, and 1998, one customer accounted for approximately 11.7%, 12.5% and 17.2% of the Company's total revenue, respectively. At December 31, 2000, one customer represented 4.5% and 16.8%, respectively of outstanding accounts receivable and long and short-term license installments.

 (m) New Accounting Standards

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended. The adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

   The Securities and Exchange Commission ("SEC") has released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which sets forth its views regarding how revenue should be recognized in financial statements. The Company's revenue recognition practices are in conformity with accounting standards generally accepted in the United States of America, and the Company does not expect this bulletin to have a material effect on its financial position or results of operation.

                                PEGASYSTEMS INC.

 (n) Stock Options

   The Company periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of the grant. The Company accounts for stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and intends to continue to do so.

   The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," relative to the impact of the fair value method.

2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

   The Company's allowance for doubtful accounts was $1.0 million in 2000 and 1999. For the years ended December 31, 2000, 1999, and 1998, respectively, bad debt expense was zero, a credit of $0.7 million, and a charge of $2.2 million.

3. EQUIPMENT AND IMPROVEMENTS

   The cost and accumulated depreciation of equipment and improvements consist of the following:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
   Computer equipment and purchased software................ $ 15,157  $ 13,075
   Furniture and fixtures...................................    3,511     3,403
   Leasehold improvements...................................    3,367     3,343
   Equipment under capital leases...........................      914       622
                                                             --------  --------
                                                               22,949    20,443
   Less: accumulated depreciation and amortization..........  (16,381)  (12,108)
                                                             --------  --------
   Equipment and improvements, net.......................... $  6,568  $  8,335
                                                             ========  ========

   Depreciation and amortization expense was approximately $4.3 million, $4.5 million, and $3.2 million for the years ended December 31, 2000, 1999, and 1998, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Trade accounts payable.....................................  $ 1,502 $ 1,310
   Employee compensation and benefits.........................    3,874   3,481
   Accrued taxes..............................................    1,096   2,546
   Other accrued expenses.....................................    4,627   2,545
   Accrued restructuring and severance (See Note 10)..........      818     --
   Revenue reserves*..........................................      --    3,761
                                                                ------- -------
                                                                $11,917 $13,643
                                                                ======= =======

--------
* At December 31, 2000, $1.1 million of revenue reserves are included in deferred revenue.

                                PEGASYSTEMS INC.

5. STOCKHOLDERS' EQUITY

 (a) Common Stock

   During the fourth quarter of 2000, the Company issued 3,125,000 shares of common stock to Settlement Funds established in connection with the shareholder lawsuits (see Note 9). The shares were subsequently sold by the Settlement Funds to certain members of the Board of Directors of the Company for $10.36 million.

 (b) Preferred Stock

   The Company has authorized 1,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series. The Company's Board of Directors has authority to issue the shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company had not issued any shares of preferred stock as of December 31, 2000.

 (c) Long-Term Incentive Plan

   In 1994, the Company adopted a Long Term Incentive Plan (as amended, the "1994 Plan") to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options.

   In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. As of December 31, 2000, a total of 11.5 million shares of common stock were reserved for issuance under the 1994 Plan. At December 31, 2000, approximately 2.8 million shares were available for issuance.

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

 (d) 1996 Non-Employee Director Stock Option Plan

   The Director Plan was originally adopted by the Board of Directors on May 13, 1996 and approved by the stockholders on June 26, 1996. An amendment and restatement of the Director Plan was adopted by the Board of Directors on November 23, 1999. As amended and restated, the Director Plan provides for the grant to each new non-employee Director of the Company on the date he or she first becomes a Director of an option to purchase 30,000 shares of Common Stock at a price per share equal to the fair market value thereof on the date of grant, such option to vest in equal annual installments over three years and provides for the grant to each non-employee Director at the time of the regular meeting of Directors following the annual stockholders meeting (commencing in 2000) of a fully vested option to purchase 10,000 shares of Common Stock at a price per share equal to the fair market value thereof on the date of grant. Prior to amendment and restatement, the Director Plan provided for the grant to each new non-employee Director of the Company on the date he or she first became a Director of the Company an option to purchase 30,000 shares of Common Stock at a price per

                                PEGASYSTEMS INC.

share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. At December 31, 2000, 130,000 shares were available for grant under the Director Plan. There are 250,000 shares reserved for issuance upon exercise of options granted under the Director Plan. The Director Plan is administered by the Company's Compensation Committee.

 (e) 1996 Employee Stock Purchase Plan

   The 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted by the Board of Directors on May 13, 1996 and approved by the stockholders on June 26, 1996. An aggregate of 500,000 shares of common stock are reserved for issuance pursuant to this plan. To date, there have been three stock offerings under the Stock Purchase Plan for approximately 258,000 shares. Under the terms of the Stock Purchase Plan, employees are entitled to purchase shares at 85% of the fair market value of the Company's common stock on either the commencement date or completion date for offerings under the plan, whichever is less. The Stock Purchase Plan is tax qualified and no compensation expense has been recognized in the financial statements for the completed offerings.

Stock Options Summary

   The following table presents the combined activity for the 1994 Plan and the Director Plan for the years ended December 31:

                                2000               1999               1998
                         ------------------ ------------------ ------------------
                                   Weighted           Weighted           Weighted
                                   Average            Average            Average
                         Number of Exercise Number of Exercise Number of Exercise
                          Options   Price    Options   Price    Options   Price
                         --------- -------- --------- -------- --------- --------
                           (in thousands)     (in thousands)     (in thousands)
Outstanding options at
 beginning of year:         6,262   $ 6.02     5,532   $ 7.61     3,099  $ 10.40
  Granted...............    2,962   $17.41     2,834   $ 5.23     5,955  $ 12.35
  Exercised.............     (299)   (2.69)     (222)   (3.01)     (138)   (3.13)
  Cancelled.............   (1,388)   (9.66)   (1,882)   (9.69)   (3,384)  (18.69)
                          -------   ------   -------   ------   -------  -------
Outstanding options at
 end of year............    7,537   $ 8.92     6,262   $ 6.02     5,532  $  7.61
                          =======   ======   =======   ======   =======  =======
Exercisable options at
 end of year............    3,165   $ 6.79     2,058   $ 4.33     1,065  $  2.57
                          -------   ------   -------   ------   -------  -------
Weighted average fair
 value of options
 granted during the
 year...................            $11.69             $ 3.97            $  9.34
                                    ======             ======            =======

   The following table presents weighted average price and life information about significant option groups outstanding and exercisable at December 31, 2000:

                       Options Outstanding                    Options Exercisable
          ---------------------------------------------- -----------------------------
                         Weighted Average
Range of      Number        Remaining        Weighted        Number        Weighted
Exercise   Outstanding   Contractual Life    Average      Exercisable      Average
 Prices   (in thousands)     (years)      Exercise Price (in thousands) Exercise Price
--------  -------------- ---------------- -------------- -------------- --------------
$ 0.33--
  4.22        2,136            6.83           $ 2.74          1,398         $ 1.98
  4.41--
  7.75        2,591            8.26             7.08            969           7.49
  7.78--
 18.56        2,723            8.68            15.06            770          14.08
 18.94--
 25.75           87            8.27            22.92             28          21.97
              -----                                          ------
              7,537                                           3,165
              =====                                          ======

                                PEGASYSTEMS INC.

   The following are the pro forma net loss and loss per share, as if the compensation expense for the option plans had been determined based on the fair value at the grant consistent with the provisions of SFAS No. 123:

                                2000                1999                1998
                          ------------------  -----------------  -------------------
                             As       Pro        As       Pro       As        Pro
                          Reported   Forma    Reported   Forma   Reported    Forma
                          --------  --------  --------  -------  --------  ---------
Net loss (in
 thousands).............  $(20,856) $(33,482) $(2,410)  $(7,776) $(11,618) $ (13,783)
Basic loss per share....  $  (0.71) $  (1.15) $ (0.08)  $ (0.27) $  (0.41) $   (0.48)
Diluted loss per share..  $  (0.71) $  (1.15) $ (0.08)  $ (0.27) $  (0.41) $   (0.48)

   The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          2000  1999    1998
                                                          ----  ----  ---------
   Volatility............................................  200%   97%        97%
   Expected option life (years)..........................  5.0   5.0        5.0
   Interest rate (risk free)............................. 6.00% 5.54% 4.23-5.65%
   Dividends............................................. None  None       None

   The effects on 2000, 1999, and 1998 pro forma net loss and loss per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company's option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company's estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

6. SOFTWARE LICENSE AND SUPPORT AND WARRANT AGREEMENTS

   On June 27, 1997, the Company entered into Software License and Support and Warrant Agreements with First Data Resources, Inc. ("FDR").

   The provisions of the Software License and Support Agreement give FDR the right to use the Company's software in connection with new products and also the exclusive right to market, distribute and sublicense the Company's software and new products to FDR customers and prospects. In addition to the granting of a license to use its software, the Company will also provide services to FDR in connection with the new products. For the right to the license and the services, FDR is expected to pay the Company a base fee of $49.25 million with additional fees possible based on successful resale of the products. FDR paid $30.7 million through December 31, 2000 of which $9.3 million was paid in 2000 and remaining fees are expected to be paid on a monthly basis over the term of the agreement. The initial term of this agreement commenced on June 27, 1997 and runs through December 31, 2002.

   In accordance with the Software License and Support Agreement, the Company was granted a license for access to and the use of the designs, specifications and code of FDR's ESP product. As consideration for this right, the Company paid FDR $10.0 million. This amount was recorded as purchased software on the accompanying balance sheets.

   In connection with the Software License and Support Agreement, the Company committed to provide a warrant to FDR. Pursuant to the Warrant Agreement, the Company gave FDR the right to purchase 284,876 shares of the Company's common stock at a purchase price of $28.25 per share which represented the fair

                                PEGASYSTEMS INC.

market value of the common stock on the date of the agreement. The warrant became exercisable on June 27, 1998 and will expire on June 27, 2002. The warrant was valued at $2.9 million and the corresponding deferred asset was capitalized and included in "purchased software and other" on the accompanying balance sheets.

   The Company has been recognizing the base fee revenue and also amortizing the value of the purchased software and the warrant on a pro rata basis over the initial 5 1/2 year term of the agreement. During the years ended December 31, 2000, 1999 and 1998, the Company recognized base fee revenue of approximately $8.9 million per year, related to the Software License and Support Agreement and recorded amortization expense of approximately $2.3 million per year, related to the ESP software and warrant.

7. LEASES

   The Company leases certain equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments required under the capital and operating leases with non-cancelable terms in excess of one year at December 31, 2000 are as follows:

   Years ending December 31,                    Capital Leases Operating Leases
   -------------------------                    -------------- ----------------
                                                        (in thousands)
     2001......................................     $ 337          $ 3,935
     2002......................................        83            3,866
     2003......................................       --             1,782
     2004......................................       --               772
     2005......................................       --               616
     2006 and thereafter.......................       --                42
                                                    -----          -------
                                                      420          $11,013
   Less--amounts representing interest.........       (24)
                                                    -----
   Present value of minimum lease payments.....       396
   Less--current portion.......................      (312)
                                                    -----
   Capital Lease obligations, net of current
    portion....................................     $  84
                                                    =====

   Total rent expense under operating leases was approximately $4.9 million, $5.2 million, and $5.1 million, for the years ended December 31, 2000, 1999, and 1998 respectively.

8. INCOME TAXES

   The components of loss before provision (benefit) for income taxes are as follows:

                                                      2000     1999      1998
                                                    --------  -------  --------
                                                         (in thousands)
Domestic........................................... $(21,538) $(2,451) $(14,038)
Foreign............................................      982    1,541    (3,991)
                                                    --------  -------  --------
  Total............................................ $(20,556) $  (910) $(18,029)
                                                    ========  =======  ========

                                PEGASYSTEMS INC.

   The components of the provision (benefit) for income taxes for the years ended December 31, 2000, 1999, and 1998 consists of the following:

                                                          2000  1999    1998
                                                          ---- ------  -------
                                                            (in thousands)
Current
  Federal................................................ $--  $  --   $   --
  State..................................................  --     --        84
  Foreign................................................  300  1,250      101
                                                          ---- ------  -------
    Total current........................................  300  1,250      185
Deferred:
  Federal................................................  --   1,139   (6,380)
  State..................................................  --    (139)    (966)
  Foreign................................................  --    (750)    (750)
                                                          ---- ------  -------
    Total deferred.......................................  --    (250)  (6,596)
                                                          ---- ------  -------
  Total provision (benefit).............................. $300 $1,500  $(6,411)
                                                          ==== ======  =======

   The effective income tax rate differed from the statutory federal income tax rate due to the following:

                                                     2000     1999     1998
                                                     -----   -------   -----
   Statutory federal income tax rate................ (35.0)%   (35.0)% (35.0)%
   State income taxes, net of federal benefit and
    tax credits.....................................   --       (9.9)   (3.2)
   Permanent differences............................   1.4      66.5    (0.9)
   Tax credits......................................   --     (170.4)   (0.9)
   Tax effective on foreign activities..............  (0.2)     (4.3)    4.4
   Valuation allowance on U.S. tax losses...........  35.3     317.9     --
                                                     -----   -------   -----
   Effective income tax rate........................   1.5%    164.8%  (35.6)%
                                                     =====   =======   =====

   Deferred income taxes at December 31, 2000 and 1999, reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes. The components of the Company's net deferred tax assets (liabilities) as of December 31, 2000 and 1999 are as follows:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (in thousands)
   Software revenue........................................ $(22,677) $(22,483)
   Depreciation............................................     (895)   (1,571)
   Vacation accrual........................................      189        35
   Receivable and other reserves...........................    2,073     4,448
   Net operating loss carryforwards........................   33,711    18,510
   Tax credits.............................................    3,515     2,957
                                                            --------  --------
   Net deferred tax assets.................................   15,916     1,896
   Less valuation allowances...............................   16,916     2,896
                                                            --------  --------
                                                            $ (1,000) $ (1,000)
                                                            ========  ========

                                PEGASYSTEMS INC.

   A valuation allowance has been provided for deferred tax assets since it is uncertain if the Company will realize the entire benefit of the assets. Of the valuation allowance at December 31, 2000, approximately $974 thousand, related to tax benefits generated on exercise of stock options, which will be recorded directly to equity when realized.

   At December 31, 2000, the Company had alternative minimum tax ("AMT"), research and experimentation ("R&E"), and foreign tax credit carryforwards of approximately $4.0 million, available to offset future taxable income. The carryforward period for the AMT credit is unlimited. The R&E credit carryforwards generally expire from 2002 to 2020.

   As of December 31, 2000, the Company has available U.S. net operating loss carryforwards of approximately $85 million. The operating loss carryforwards expire from 2011 to 2020. These carryforwards may be used to offset future income taxes payable at the federal and state levels, if any, and are subject to review by the U.S. Internal Revenue Service and various state taxing authorities. In addition, the Company has charitable contribution carryforwards of approximately $32 thousand generally expiring in 2005.

   A provision has not been made for the U.S. or additional foreign taxes on $2.7 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because the Company plans to keep these amounts permanently reinvested overseas.

9. LITIGATION AND CONTINGENCIES

   Class Action Litigation. The Company was involved in lawsuits related to restatements of its financial statements (the Chalverus Case and the Gelfer
Case). As described below, the Company settled both cases and has recorded a charge of $14.8 million (net of insurance reimbursements of $4.3 million) against operations in 2000, reflecting the cost of the settlements and legal costs.

   Chalverus Case. As a result of complaints filed in 1997 and 1998 in the United States District Court of Massachusetts (the "Court"), which were subsequently consolidated into a single complaint, (the "Amended Complaint" or the "Chalverus Case"), the Company has been engaged in litigating matters related to a restatement of its financial statements in 1997. The Amended Complaint alleged that the Company and two officers caused the issuance of false and misleading financial statements for the fiscal quarter ended June 30, 1997 by inappropriately including $5 million in revenue from a series of contracts with First Data Resources, Inc. The Amended Complaint alleged that as a result of the inclusion of such revenue in the Company's financial statements for that quarter, the market price of the Company's common stock was artificially inflated, causing damage to purchasers of the Company's common stock.

   In September 2000, the parties entered into a stipulation of settlement, pursuant to which the Company agreed to pay $5.25 million in shares of its common stock or in cash for the benefit of a stipulated class defined to include all purchasers of the Company's common stock between July 29, 1997 and October 29, 1997, inclusive, in return for the action being dismissed in its entirety. On December 19, 2000, the Court entered a final judgement, approving the terms of the settlement as fair, reasonable and adequate and in the best interests of the Class, and dismissing the action with prejudice. Pursuant to the Court's final order, the Company issued to the Settlement Fund 1,385,000 shares of Pegasystems common stock and contributed $250 thousand in cash. Certain members of the Board of Directors purchased the shares from the Settlement Fund for $5.0 million in cash. Together with cash previously advanced, the total value paid to the class for the settlement of the Chalverus litigation was $5.25 million.

   Gelfer Case. In December 1998, a complaint purporting to be a class action was filed with the Court after the Company's announcement on November 24, 1998 that it may be recording revenue adjustments to

                                PEGASYSTEMS INC.

prior periods. In April 1999, the plaintiffs filed their First Amended Class Action Complaint (the "Gelfer Complaint") in that action following the January 20, 1999 restatement. The Gelfer Complaint involves the Company and two officers and alleges violations of the Securities Exchange Act of 1934. The Complaint was filed on behalf of a purported class of persons who purchased the Company's common stock between April 2, 1998 through November 23, 1998.

   On December 20, 2000, the U.S. District Court granted final approval to the settlement agreement Pegasystems entered into with the Gelfer plaintiffs on behalf of the Gelfer class approving the terms of the settlement as fair, reasonable and adequate and in the best interests of the class, and dismissing the action with prejudice. Pursuant to the Court's final order, the Company issued to the Settlement Fund 1,740,000 shares of Pegasystems common stock and contributed $2.39 million in cash. Certain members of the Board of Directors purchased the shares from the Settlement Fund for $5.36 million in cash. Together with cash previously advanced, the total value paid to the class for the settlement of the Gelfer litigation was $12.25 million.

   Ernst & Young Case. On June 9, 2000, the Company and two of its officers filed a complaint against Ernst & Young, LLP and Alan B. Levine (a former partner of Ernst & Young) in a Massachusetts state court. The complaint alleges that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. The plaintiffs seek compensatory damages, including contribution, for losses and other costs incurred in connection with the Chalverus litigation. On August 31, 2000, defendants filed a motion to dismiss the complaint, or to stay the case, pending arbitration. Plaintiffs have opposed this motion. A hearing on defendants' motion was held on January 9, 2001. The Court has not yet ruled on the motion.

   SEC Investigation. In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company continues to cooperate fully with the investigation.

10. RESTRUCTURING

   During the three months ended December 31, 2000, the Company recorded a one-time restructuring charge of $1.0 million for severance of 75 employees in various locations and certain costs associated with leased facilities. Approximately $0.2 million of additional depreciation expense was recorded due to reduced economic life of the leased facilities to be closed or idled under the restructuring plan. As of December 31, 2000, $0.8 million of accrued severance remained unpaid. All affected employees were informed of their benefits prior to December 31, 2000. The restructuring plan was finalized and approved by appropriate management in December 2000. Terminations were completed in January 2001. Restructuring activity associated with leased facilities is expected to be completed by the third quarter of 2001.

                                PEGASYSTEMS INC.

11. SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                                     2000
                                -----------------------------------------------
                                1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                ----------- ----------- ----------- -----------
                                     (in thousands, except per share data)
Revenue........................   $18,006    $ 21,280     $22,664     $18,856
Loss from operations...........    (2,728)    (14,850)     (1,497)     (6,877)
Net loss.......................    (1,377)    (13,699)       (246)     (5,534)
Loss per share--Basic..........   $ (0.05)   $  (0.47)    $ (0.01)    $ (0.18)
Loss per share--Diluted........   $ (0.05)   $  (0.47)    $ (0.01)    $ (0.18)

                                                    1999
                               -----------------------------------------------
                               1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                               ----------- ----------- ----------- -----------
                                    (in thousands, except per share data)
Revenue.......................   $15,066     $21,347     20,509      $19,707
Income (loss) from
 operations...................    (7,615)       (198)       924          969
Net income (loss).............    (6,710)      1,025      2,444          831
Earnings (loss) per share--
 Basic........................   $  (.23)    $   .04     $  .08      $   .03
Earnings (loss) per share--
 Diluted......................   $  (.23)    $   .03     $  .08      $   .03

                                                    1998
                               -----------------------------------------------
                               1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                               ----------- ----------- ----------- -----------
                                    (in thousands, except per share data)
Revenue.......................   $14,234     $18,157     $17,631    $ 11,747
Income (loss) from
 operations...................    (1,743)       (395)     (3,382)    (17,277)
Net income (loss).............      (350)        500      (1,215)    (10,553)
Earnings (loss) per share--
 Basic........................   $  (.01)    $   .02     $  (.04)   $   (.37)
Earnings (loss) per share--
 Diluted......................   $  (.01)    $   .02     $ (0.04)   $   (.37)

   In the fourth quarter of 2000, the Company recorded a benefit of approximately $700 thousand from reductions in the estimated amounts payable under open sales and use tax assessments.

12. VALUATION AND QUALIFYING ACCOUNTS

                                        Additions
                              Balance  (Deductions) Charged
                                at      Charged to    to               Balance
                             beginning  costs and    other  Deductions at end
    Description               of year    expenses   account    (a)     of year
    -----------              --------- ------------ ------- ---------- -------
                                              (in thousands)
Allowance for doubtful
 accounts:
  Year ended December 31,
   2000.....................  $1,026         --        11        --    $1,037
  Year ended December 31,
   1999.....................  $2,753      $ (727)     --     $(1,000)  $1,026
  Year ended December 31,
   1998.....................   2,200       2,165      --      (1,612)   2,753

--------
(a) Deductions are related to accounts receivable write-offs