Form 10-Q
period 2001-03-31
PEGASYSTEMS INC
filed 2001-05-07
CIK 1013857

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                      or

[_] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                               Yes   X   No____
                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


There were 32,613,692 shares of the Registrant's common stock, $.01 par value per share, outstanding on May 1, 2001.

                       PEGASYSTEMS INC. AND SUBSIDIARIES
                              Index to Form 10-Q

                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2001
          and December 31, 2000                                               3

          Condensed Consolidated Statements of Operations for the three-
          months ended March 31, 2001 and March 31, 2000                      4

          Condensed Consolidated Statements of Cash Flows for the three-
          months ended March 31, 2001 and March 31, 2000                      5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16

Part II - Other Information

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 3.  Defaults upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16


SIGNATURES                                                                   17

                               PEGASYSTEMS INC.
                     Condensed Consolidated Balance Sheets
                 (in thousands, except share-related amounts)

                                                                                    March 31,             December 31,
                                                                                      2001                    2000
                                                                                  ------------          ---------------
Assets
Current assets:
 Cash and cash equivalents                                                          $ 20,136                $ 17,339
 Trade and installment accounts receivable, net of
   allowance for doubtful accounts of $1,031 in
   2001 and $1,037 in 2000                                                            42,226                  41,416
 Prepaid expenses and other current assets                                             2,955                   2,297
                                                                                    --------                --------
    Total current assets                                                              65,317                  61,052

 Long-term license installments, net                                                  36,488                  37,401
 Equipment and improvements, net                                                       5,816                   6,568
 Purchased software and other assets, net                                              4,770                   5,472
                                                                                    --------                --------
       Total assets                                                                 $112,391                $110,493
                                                                                    ========                ========

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses                                               $ 11,206                $ 11,917
Deferred revenue                                                                       6,708                   5,065
Current portion of capital lease obligations                                             289                     312
                                                                                    --------                --------
    Total current liabilities                                                         18,203                  17,294

Commitments and contingencies (Note E)
Deferred income taxes                                                                  1,000                   1,000
Capital lease obligations, net of current portion                                         27                      84
Other long-term liabilities                                                               43                      52
                                                                                    --------                --------
    Total liabilities                                                                 19,273                  18,430

Stockholders' Equity:
 Preferred stock, $.01 par value, 1,000,000 shares authorized; no
  shares issued and outstanding                                                           --                      --
 Common stock, $.01 par value, 45,000,000 shares authorized;
  32,613,692 shares and 32,570,094 shares issued and
  outstanding in
  2001 and 2000, respectively                                                            326                     326
 Additional paid-in capital                                                          100,939                 100,886
 Stock warrant                                                                         2,897                   2,897
 Deficit                                                                             (10,683)                (11,777)
 Accumulated other comprehensive loss                                                   (361)                   (269)
                                                                                    --------                --------
    Total stockholders' equity                                                        93,118                  92,063
                                                                                    --------                --------
       Total liabilities and stockholders' equity                                   $112,391                $110,493
                                                                                    ========                ========

           See notes to condensed consolidated financial statements.

                               PEGASYSTEMS INC.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                    2001                      2000
                                                                               ------------              ------------
Cash Flows from Operating Activities:
  Net income (loss)                                                               $ 1,094                   ($1,377)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                  1,470                     1,650
     Provision for doubtful accounts                                                   --                       190
     Changes in operating assets and liabilities:
         Trade and installment accounts receivable                                     93                     4,494
         Prepaid expenses and other current assets                                   (684)                     (321)
         Accounts payable and accrued expenses                                       (555)                   (1,622)
         Deferred revenue                                                           1,643                    (3,054)
                                                                               ----------               -----------
          Net cash provided by (used in) operating activities                       3,061                       (40)
                                                                               ----------               -----------

Cash Flows from Investing Activities:
  Purchase of equipment and improvements                                             (188)                     (260)
  Other long term assets and liabilities                                               92                        (3)
                                                                               ----------               -----------
          Net cash used in investing activities                                       (96)                     (263)
                                                                               ----------               -----------

Cash Flows from Financing Activities:
  Payments of capital lease obligation                                                (80)                      (48)
  Exercise of stock options                                                            53                       509
  Sale of stock under Employee Stock Purchase Plan                                     --                       400
                                                                               ----------               -----------
          Net cash provided by (used in) financing activities                         (27)                      861
                                                                               ----------               -----------

Effect of exchange rate on cash and cash equivalents                                 (141)                      (17)
                                                                               ----------               -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           2,797                       541
                                                                               ----------               -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    $17,339                  $ 30,004
                                                                               ----------               -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $20,136                  $ 30,545
                                                                               ==========               ===========

           See notes to condensed consolidated financial statements.

                               PEGASYSTEMS INC.

             Notes to Condensed Consolidated Financial Statements
                                March 31, 2001



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Note B - Revenue Recognition

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

The Company's services revenue is comprised of fees for implementation, consulting, maintenance, and training services. Software license customers are offered the option to enter into an annual maintenance contract requiring the customer to pay a monthly maintenance fee renewable on a year-to-year basis. Prepaid maintenance fees are deferred based on their estimated fair value and are recognized ratably over the term of the maintenance agreement. The Company's software implementation agreements typically require the Company to provide a specified level of implementation services for a specified fee, typically with additional implementation services available at an hourly rate. Implementation fees for time and material projects are recognized as incurred. Implementation fees for fixed price projects are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined. Costs associated with fixed price contracts are expensed as incurred. Prior to the point at which the fair value of the elements of a contract can be determined, revenue recognition is limited to amounts equal to costs incurred during the reporting period, resulting in no gross profit. Once the fair values of the elements of a contract are apparent, profit associated with the services elements will begin to be recognized. Training and consulting fees are generally recognized as the services are provided.

Note C - Earnings (Loss) Per Share

(in thousands, except per share data)                  Three Months Ended
                                                            March 31,
                                                         2001            2000
                                                      ---------       ----------

Basic
Net income (loss)                                     $ 1,094           ($1,377)
                                                      =======         =========

Weighted average common shares outstanding             32,595            29,079
                                                      =======         =========

Basic earnings (loss) per share                       $  0.03            ($0.05)
                                                      =======         =========

Diluted
Net income (loss)                                     $ 1,094           ($1,377)
                                                      =======         =========

Weighted average common shares outstanding             32,595            29,079
  Effect of :
       Assumed exercise of stock options                  867                --
                                                      -------         ---------
Weighted average common shares
   outstanding, assuming dilution                      33,462            29,079
                                                      =======         =========

Diluted earnings (loss) per share                     $  0.03            ($0.05)
                                                      =======         =========

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method. For the three-months ended March 31, 2001 and 2000, 6,259,051 and 5,137,389 potential shares, respectively, have been excluded from the calculation, as such effect would be anti-dilutive.

Note D - Comprehensive Income

The components of the Company's comprehensive income are as follows:

                                                                                    Three Months Ended
                                                                                         March 31,
(in thousands)                                                                  2001                    2000
--------------                                                             ----------              -----------
Net income (loss)                                                             $1,094                 ($1,377)
Foreign currency translation adjustments, net of income taxes                    (92)                    (17)
                                                                           ---------               ---------
Comprehensive income (loss)                                                   $1,002                 ($1,394)
                                                                           =========               =========

Note E - Commitments and Contingencies

Company Litigation
------------------

Ernst & Young Case. On June 9, 2000, the Company, Alan Trefler, the Company's Chief Executive Officer, and Ira Vishner (a former chief financial officer of the Company) filed a complaint against Ernst & Young LLP ("Ernst & Young") and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court ("the Complaint"). The Complaint alleged that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. (the "FDR Contracts"). The Complaint sought compensatory damages, including contribution for losses and other costs incurred in connection with certain class action securities litigation, now settled, arising out of the Company's accounting for the FDR Contracts. On April 5, 2001, the court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. Pursuant to those dispute resolution procedures, on April 19, 2001, the Company and Messrs. Trefler and Vishner, through counsel, notified Ernst & Young and Mr. Levine of their intention to submit the dispute that was the subject of the court action to mediation. If mediation is unsuccessful, the dispute resolution procedures provide that the dispute be submitted to arbitration.

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

Note F - Restructuring

During the three months ended December 31, 2000, the Company recorded a one-time restructuring charge of $1.0 million for the severance of 75 employees in various locations and certain costs associated with leased facilities. Approximately $0.2 million of additional depreciation expense was recorded due to reduced economic life of the leased facilities to be closed or idled under the restructuring plan. Restructuring activity associated with leased facilities is expected to be completed by the third quarter of 2001. As of December 31, 2000, $0.8 million of accrued severance remained unpaid. As of March 31, 2001, $0.1 million of accrued severance remained unpaid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Historically, the timing of the Company's revenue has been unpredictable. The timing of license revenue recognition is related to the completion of implementation services and acceptance of the licensed software by the customer, the timing of which has proven difficult to predict accurately. The Company is more focused on closing larger but fewer license transactions than in the past. This may increase the volatility of the Company's quarterly operating results.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Total revenue for the three months ended March 31, 2001 ("first quarter of 2001") increased 27% to $22.8 million from $18.0 million in the three months ended March 31, 2000 ("first quarter of 2000"). The increase in total revenue was due to an increase in software license revenue.

Software license revenue for the first quarter of 2001 increased 79% to $10.9 million from $6.1 million in the first quarter of 2000. The increase was due primarily to software license lease renewals. An increase in perpetual license revenues to $1.5 million was offset by reduced revenues from new and add-on leases. Of the total increase in revenue, $0.6 million was due to improved accounting estimates relating to the revenue attributable to the inflation adjustment provisions contained in the Company's long-term software license agreements. These improved accounting estimates will continue to benefit the remaining quarters of 2001. A significant portion of the Company's software license revenue is from existing customers.

Services revenue from the first quarter of 2001 at $11.9 million was consistent with the first quarter of 2000.

Deferred revenue balances increased to $6.7 million as of March 31, 2001 from $5.1 million as of December 31, 2000, due primarily to annual maintenance billings in the first quarter of 2001 that are taken to revenue ratably during the year.

Cost of Revenue

Cost of software license revenue for the first quarter of 2001 increased 11% to $0.65 million from $0.59 million in the first quarter of 2000. Cost of software license includes the amortization associated with a stock purchase warrant issued by the Company in June 1997, and the Company's acquisition of software for resale. The increase was due to additional software acquired by the Company, which is being amortized over three years. Cost of software license as a percentage of license revenue decreased to 6% from 10% in the first quarter of 2000 due to the increase in license revenue.

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the first quarter of 2001 increased 10% to $9.5 million from $8.6 million for the first quarter of 2000. Cost of services as a percentage of services revenue increased to 79% for the first quarter of 2001 from 72% for the first quarter of 2000.
The increases were due to higher incentive compensation and benefits accruals and third party contracted consultants billed to customers, partially offset by the impact of the reduction in headcount implemented in the first quarter of 2001. Incentive compensation increased due to a combination of enhanced incentive opportunities and better performance versus goals.

Operating Expenses

Research and development expenses for the first quarter of 2001 increased 27% to $5.0 million from $3.9 million for the first quarter of 2000. The increase was due to higher incentive compensation and benefits accruals, contracted resources, and the redeployment of internal resources as part of the restructuring. As a percentage of total revenue, research and development expenses were 22% for the first quarter of 2001 and the first quarter of 2000.

Selling and marketing expenses for the first quarter of 2001 decreased to $4.9 million from $5.0 million for the first quarter of 2000. As a percentage of total revenue, selling and marketing expenses decreased to 22% for the first quarter of 2001 from 28% for the first quarter of 2000. The decreases were due to reduced discretionary spending such as travel and infrastructure costs, partially offset by higher incentive compensation accruals.

General and administrative expenses for the first quarter of 2001 increased 15% to $3.0 million from $2.6 million for the first quarter of 2000. The increase was due to higher incentive compensation and benefits accruals, corporate insurance costs, and miscellaneous tax accruals. As a percentage of total revenue, general and administrative expenses decreased to 13% for the first quarter of 2001 from 14% for the first quarter of 2000.

Installment Receivable Interest Income

Installment receivable interest income, which consists of the portion of all license fees under long-term software license lease agreements that is attributable to the time value of money, increased to $1.5 million in the first quarter of 2001 from $0.9 million in the first quarter of 2000. This increase was due to improved accounting estimates regarding the amount of interest income earned and higher average discount rates. A portion of the fee from each license lease arrangement is initially deferred and recognized as installment receivable interest income over the rest of the license term. For purposes of the present value calculations, the discount rate used has varied between 6.25% and 8.00% for the past few years.

Other Interest Income, net

Other interest income, net, decreased to $0.2 million in the first quarter of 2001 from $0.4 million in the first quarter of 2000, due to lower average balances of cash and cash equivalents.

Other Income (Expense), net

Other income (expense), net, which consists primarily of currency exchange gains or losses and reseller development funds received from third-party vendors of computer hardware products, was a $0.1 million loss for the first quarter of 2001, compared to a small gain in the first quarter of 2000. This decrease was due primarily to larger currency exchange losses, partially offset by increased reseller development funds received.

Provision for Income Taxes

The tax provision of $0.3 million for the first quarter of 2001 related to foreign subsidiary income tax, compared to a very small provision in the first quarter of 2000.

Liquidity and Capital Resources

Since its inception, the Company has funded its operations primarily through cash flow from operations, bank borrowings, and proceeds from the Company's public stock offerings. At March 31, 2001, the Company had cash and cash equivalents of $20.1 million and working capital of $47.1 million.

Net cash provided by operations for the first quarter of 2001 was $3.1 million compared with a small amount used in operations in the first quarter of 2000. The increase was due primarily to improved collections of annual billings, partially offset by increased operating expenses. Billings during the first quarter include annual license and maintenance amounts for some customers, typically resulting in more cash collections during the first quarter than in following quarters.

Net cash used in investing activities was $0.1 million for the first quarter of 2001, compared to $0.3 million in the first quarter of 2000. The change was due to a reduction in expenditures for equipment and improvements and a reduction in other long-term assets.

Financing activities used $27 thousand of cash during the first quarter of 2001, compared with providing $0.9 million during the first quarter of 2000. This change was mostly due to fewer exercises of stock options and a change made last year in the timing of the sale of stock under the Company's Employee Stock Purchase Plan ("ESPP"). The ESPP sales were during the first and fourth quarters of 2000, and will be during the second and fourth quarters of 2001.

The Company believes that current cash and cash equivalents will be sufficient to fund the Company's operations for the near term. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital, if needed, will be available on reasonable terms, if at all, at such time as required by the Company.

Inflation

Inflation has not had a significant impact on the Company's operating results to date, and the Company does not expect it to have a significant impact in the future. The Company's license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.

Forward-Looking Statements

Certain statements contained in this Form 10-Q may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements involve various risks and uncertainties which could cause the Company's actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties include the effect of losses from prior periods, liquidity issues, regulatory proceedings, seasonal variation of the Company's operations and fluctuations in the Company's quarterly results, rapid technological change involving the Company's products and those of competitors, delays in product development and implementation, the technological compatibility of the Company's products with its customers' systems, the Company's dependence on customers in the financial services market, intense competition in the markets for the Company's products, risk of non-renewal by current customers, and other risks and uncertainties. Further information regarding those factors which could cause the Company's actual results to differ materially from any forward-looking statements contained herein is provided below.

The Company is being investigated by the Securities and Exchange Commission. In May of 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and certain individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports and other public disclosures and trading activity in the Company's securities during 1997 and 1998. Such investigation may result in the SEC imposing fines on the Company or taking other measures that may have a material adverse impact on the Company's financial position or results of operations. In addition, regardless of the outcome of the investigation, it is likely that the Company will incur substantial defense costs and that such investigation will cause a diversion of management time and attention. Finally, the negative publicity resulting from the investigation has made and may continue to make it more difficult for the Company to close sales, which in turn could have a material adverse impact on the Company's financial position or results of operations.

The Company had material weaknesses in its internal control environment. The Company's independent public accountants identified material weaknesses in the Company's internal control environment in connection with their audits of the Company's 1997, 1998 and 1999 financial statements. This has had and may continue to have a material adverse impact on the Company's reputation, which in turn could have a material adverse impact on the Company's financial position or results of operations. The Company has added resources to its finance function and is working diligently with the suggestions of the auditors to improve internal control. In connection with the audit of the Company's 2000 financial statements the independent auditors have indicated that they will not issue a material weakness letter.

Mr. O'Halloran, the Company's Chief Financial Officer, has indicated his intention to retire during the second quarter of 2001.

The Company's stock price has been volatile. Quarterly results have fluctuated and are likely to continue to fluctuate significantly. The market price of the Company's common stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, statements and ratings by financial analysts, overall market performance and the outcome of litigation, will have a significant effect on the price for shares of the Company's common stock. Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future. The Company plans product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

The timing of license revenues is related to the completion of implementation services and product acceptance by the customer, the timing of which has been difficult to predict accurately. There can be no life insurance on any officers or employees and does not plan to put any in place. The Company's success will depend in large part on its ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain its products is limited, and competition for their services is intense, and there can be no assurance that the Company will be able to attract and retain such personnel. If the Company is unable to do so, the Company's business, operating results, and financial condition could be materially adversely affected.

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

The Company faces risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 26%, 21% and 23% of the Company's total revenue in 2000, 1999 and 1998, respectively. The Company, in part through its wholly owned subsidiaries based in the United Kingdom, Singapore, and Australia, markets products and renders consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Switzerland, Ireland, Mexico, Sweden, Australia, Austria, Hong Kong, and Singapore. The Company has established offices in continental Europe and in Australia. The Company believes that its continued growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. The Company anticipates hiring additional personnel to accommodate international growth, and the Company may also enter into agreements with local distributors, representatives, or resellers. If the Company is unable to do one or more of these things in a timely manner, the Company's growth, if any, in its foreign operations will be restricted, and the Company's business, operating results, and financial condition could be materially and adversely affected.

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

                               PEGASYSTEMS INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II - Other Information:

Item 1.  Legal Proceedings

Ernst & Young Case. On June 9, 2000, the Company, Alan Trefler, the Company's Chief Executive Officer, and Ira Vishner (a former chief financial officer of the Company) filed a complaint against Ernst & Young LLP ("Ernst & Young") and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court ("the Complaint"). The Complaint alleged that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. (the "FDR Contracts"). The Complaint sought compensatory damages, including contribution for losses and other costs incurred in connection with certain class action securities litigation, now settled, arising out of the Company's accounting for the FDR Contracts. On April 5, 2001, the court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. Pursuant to those dispute resolution procedures, on April 19, 2001, the Company and Messrs. Trefler and Vishner, through counsel, notified Ernst & Young and Mr. Levine of their intention to submit the dispute that was the subject of the court action to mediation. If mediation is unsuccessful, the dispute resolution procedures provide that the dispute be submitted to arbitration.

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

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Pegasystems Inc.



Date:  May 4, 2001                       /s/ Alan Trefler
                                         -------------------------------
                                         Chairman and Chief Executive Officer


                                         /s/  James P. O'Halloran
                                         -------------------------------
                                         James P. O'Halloran
                                         Treasurer and Chief Financial Officer
                                         (principal financial officer and chief
                                         accounting officer)