Form 10-Q/A
period 2001-03-31
PEGASYSTEMS INC
filed 2001-05-08
CIK 1013857

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

                               Explanatory Note
                               ----------------

This form 10-Q/A has been filed because the original submission filed on May 7, 2001 was missing pages 4 and 12 of 17.

                       PEGASYSTEMS INC. AND SUBSIDIARIES
                             Index to Form 10-Q/A

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

                                PEGASYSTEMS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            2001        2000
                                                          -------     --------
REVENUE:
 Software license                                         $10,882     $  6,095
 Services                                                  11,935       11,911
                                                          -------     --------
  Total revenue                                            22,817       18,006
                                                          -------     --------
COST OF REVENUE:
 Cost of software license                                     648          585
 Cost of services                                           9,456        8,582
                                                          -------     --------
  Total cost of revenue                                    10,104        9,167
                                                          -------     --------

GROSS PROFIT                                               12,713        8,839
                                                          -------     --------
OPERATING EXPENSES:
 Research and development                                   4,991        3,934
 Selling and marketing                                      4,909        5,036
 General and administrative                                 2,990        2,597
                                                          -------     --------
  Total operating expenses                                 12,890       11,567
                                                          -------     --------

LOSS FROM OPERATIONS                                         (177)      (2,728)

Installment receivable interest income                      1,450          943
Other interest income, net                                    214          403
Other (expense) income, net                                  (143)          28
                                                          -------     --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES             1,344       (1,354)
Provision for income taxes                                    250           23
                                                          -------     --------
NET INCOME (LOSS)                                         $ 1,094      ($1,377)
                                                          =======     ========
EARNINGS (LOSS) PER SHARE:
  Basic                                                     $0.03       ($0.05)
                                                           ======     ========
  Diluted                                                   $0.03       ($0.05)
                                                           ======     ========
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING:
  Basic                                                    32,595      29,079
                                                           ======     =======
  Diluted                                                  33,462      29,079
                                                           ======     =======

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

IF EXISTING CUSTOMERS DO NOT RENEW THEIR LICENSES, THE COMPANY'S FINANCIAL RESULTS MAY SUFFER. A significant portion of total revenue has been attributable to license renewals. While historically a substantial majority of customers have renewed their licenses, there can be no assurance that a substantial majority of customers will continue to renew expiring licenses. A decrease in license renewals absent offsetting revenue from other sources would have a material adverse effect on future financial performance. In addition, possible transition to a perpetual or prepaid extended term license may have a material adverse impact on the amount of license renewal revenues in future periods.

THE COMPANY DEPENDS ON CERTAIN KEY PERSONNEL, AND MUST BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN THE FUTURE. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales, and marketing personnel, including Mr. Trefler, the Company's Chief Executive Officer. The loss of key personnel could adversely affect financial performance. The Company does not have any key-man life insurance on any officers or employees and does not plan to put any in place. The Company's success will depend in large part on its ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain its products is limited, and competition for their services is intense, and there can be no assurance that the Company will be able to attract and retain such personnel. If the Company is unable to do so, the Company's business, operating results, and financial condition could be materially adversely affected.

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