Form 10-Q
period 2001-06-30
PEGASYSTEMS INC
filed 2001-08-02
CIK 1013857

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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


There were 32,676,988 shares of the Registrant's common stock, $.01 par value per share, outstanding on July 27, 2001.

                       PEGASYSTEMS INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q





                                                                             Page
                                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2001
         and December 31, 2000                                                   3

         Condensed Consolidated Statements of Operations for the three
         and six months ended June 30, 2001 and 2000                             4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2001 and 2000                                     5

         Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                      16

Item 2.  Changes in Securities and Use of Proceeds                              16

Item 3.  Defaults upon Senior Securities                                        16

Item 4.  Submission of Matters to a Vote of Security Holders                    16

Item 5.  Other Information                                                      17

Item 6.  Exhibits and Reports on Form 8-K                                       17

SIGNATURES                                                                      18

                                PEGASYSTEMS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)

                                                                               JUNE 30,              December 31,
                                                                                 2001                    2000
                                                                        --------------------     -------------------
Assets
Current assets:
 Cash and cash equivalents                                                          $ 24,589                $ 17,339
 Trade and installment accounts receivable, net of allowance for
  doubtful accounts of $1,031 in 2001 and $1,037 in 2000                              43,454                  41,416
 Prepaid expenses and other current assets                                             1,929                   2,297
                                                                        --------------------     -------------------

   Total current assets                                                               69,972                  61,052

 Long-term license installments, net                                                  38,929                  37,401
 Equipment and improvements, net                                                       4,398                   6,568
 Purchased software and other assets, net                                              4,100                   5,472
                                                                        --------------------     -------------------
     Total assets                                                                   $117,399                $110,493
                                                                        ====================     ===================


Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses                                              $ 13,258                $ 11,917
 Deferred revenue                                                                      6,954                   5,065
 Current portion of capital lease obligations                                            237                     312
                                                                        --------------------     -------------------
   Total current liabilities                                                          20,449                  17,294

Commitments and contingencies    (Note E)
Deferred income taxes                                                                  1,000                   1,000
Capital lease obligations, net of current portion                                         --                      84
Other long-term liabilities                                                               34                      52
                                                                        --------------------     -------------------

          Total liabilities                                                           21,483                  18,430

Stockholders' Equity:
 Preferred stock, $.01 par value, 1,000,000 shares authorized; no
  shares issued and outstanding                                                           --                      --
 Common stock, $.01 par value, 45,000,000 shares authorized;                             327                     326
  32,676,988 shares and 32,570,094 shares issued and outstanding in
  2001 and 2000, respectively
 Additional paid-in capital                                                          101,099                 100,886
 Stock warrant                                                                         2,897                   2,897
 Retained deficit                                                                     (8,031)                (11,777)
 Accumulated other comprehensive loss                                                   (376)                   (269)
                                                                        --------------------     -------------------
   Total stockholders' equity                                                         95,916                  92,063
                                                                        --------------------     -------------------
     Total liabilities and stockholders' equity                                     $117,399                $110,493
                                                                        ====================     ===================

           See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                           THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                JUNE 30,                                     JUNE 30,
                                                       2001                    2000                2001                   2000
                                               ----------------     -------------------     ---------------      -----------------


Revenue:
  Software license                                      $ 8,653               $   9,168             $19,534              $  15,264
  Services                                               14,203                  12,112              26,138                 24,022
                                               ----------------     -------------------     ---------------      -----------------
     Total revenue                                       22,856                  21,280              45,672                 39,286
                                               ----------------     -------------------     ---------------      -----------------


COST OF REVENUE:
  Cost of software license                                1,231                     586               1,878                  1,171
  Cost of services                                        9,241                   8,356              18,697                 16,937
                                               ----------------     -------------------     ---------------      -----------------
     Total cost of revenue                               10,472                   8,942              20,575                 18,108
                                               ----------------     -------------------     ---------------      -----------------


GROSS PROFIT                                             12,384                  12,338              25,097                 21,178

OPERATING EXPENSES:
  Research and development                                4,995                   3,933               9,986                  7,868
  Selling and marketing                                   4,231                   6,559               9,140                 11,596
  General and administrative                              2,106                   2,608               5,096                  5,205
  Litigation settlement                                      --                  14,088                  --                 14,088
                                               ----------------     -------------------     ---------------      -----------------
     Total operating expenses                            11,332                  27,188              24,222                 38,757
                                               ----------------     -------------------     ---------------      -----------------


INCOME (LOSS) FROM OPERATIONS                             1,052                 (14,850)                875                (17,579)

Installment receivable interest income                    1,450                     900               2,900                  1,843
Other interest income,net                                   234                     485                 448                    888
Other income (expense),net                                  141                    (206)                 (2)                  (178)
                                               ----------------     -------------------     ---------------      -----------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME                 2,877                 (13,671)              4,221                (15,026)
 TAXES
Provision for income taxes                                  225                      28                 475                     50
                                               ----------------     -------------------     ---------------      -----------------
NET INCOME (LOSS)                                       $ 2,652                ($13,699)            $ 3,746               ($15,076)
                                               ================     ===================     ===============      =================


EARNINGS (LOSS) PER SHARE:
  Basic                                                   $0.08                  ($0.47)              $0.11                 ($0.52)
                                               ================     ===================     ===============      =================

  Diluted                                                 $0.08                  ($0.47)              $0.11                 ($0.52)
                                               ================     ===================     ===============      =================


WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING:
  Basic                                                  32,655                  29,152              32,625                 29,144
                                               ================     ===================     ===============      =================

  Diluted                                                33,379                  29,152              33,371                 29,144
                                               ================     ===================     ===============      =================



           See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                      2001                    2000
                                                                          ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $ 3,746                ($15,076)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                   3,539                   3,217
     Provision for doubtful accounts                                                    --                     190
     Changes in operating assets and liabilities:
      Trade and installment accounts receivable                                     (3,575)                  4,053
      Prepaid expenses and other current assets                                        337                    (208)
      Accounts payable and accrued expenses                                          1,531                    (722)
      Accrued litigation settlement                                                     --                  17,700
      Deferred revenue                                                               1,889                  (5,317)
                                                                          ----------------        ----------------
       Net cash provided by operating activities                                     7,467                   3,837
                                                                          ----------------        ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and improvements                                              (252)                   (783)
  Other long term assets and liabilities                                               173                      55
                                                                          ----------------        ----------------
       Net cash used in investing activities                                           (79)                   (728)
                                                                          ----------------        ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations                                               (159)                    (97)
  Exercise of stock options                                                             49                     725
  Sale of stock under employee stock purchase plan                                     164                     400
                                                                          ----------------        ----------------
       Net cash provided by financing activities                                        54                   1,028
                                                                          ----------------        ----------------

Effect of exchange rate changes on cash and cash equivalents                          (192)                    (76)
                                                                          ----------------        ----------------

NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                                                    7,250                   4,061
                                                                          ----------------        ----------------


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     $17,339               $  30,004
                                                                          ----------------        ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $24,589               $  34,065
                                                                          ================        ================

           See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

(in thousands, except per share data)                      Three Months Ended                    Six Months Ended
                                                                June 30,                              June 30,
                                                          2001                2000                2001               2000
                                                 -------------     ---------------      --------------     --------------
Basic
Net income (loss)                                      $ 2,652            ($13,699)            $ 3,746           ($15,076)
                                                 =============     ===============      ==============     ==============


Weighted average common shares outstanding              32,655              29,152              32,625             29,144
                                                 =============     ===============      ==============     ==============


Basic earnings (loss) per share                        $  0.08              ($0.47)            $  0.11             ($0.52)
                                                 =============     ===============      ==============     ==============


Diluted
Net income (loss)                                      $ 2,652            ($13,699)            $ 3,746           ($15,076)
                                                 =============     ===============      ==============     ==============


Weighted average common shares outstanding              32,655              29,152              32,625             29,144
Effect of assumed exercise of stock options                724                  --                 746                 --
                                                 -------------     ---------------      --------------     --------------

Weighted average common shares
   outstanding, assuming dilution                       33,379              29,152              33,371             29,144
                                                 =============     ===============      ==============     ==============


Diluted earnings (loss) per share                      $  0.08              ($0.47)            $  0.11             ($0.52)
                                                 =============     ===============      ==============     ==============

Outstanding options and warrant excluded as
   impact would be anti-dilutive                         8,007               4,683               7,530              4,992
                                                 =============     ===============      ==============     ==============


NOTE D - COMPREHENSIVE INCOME

The components of the Company's comprehensive income (loss) are as follows:



(in thousands)                                             Three Months Ended                    Six Months Ended
                                                                June 30,                              June 30,
                                                          2001                2000                2001               2000
                                                 -------------     ---------------      --------------     --------------
Net income (loss)                                      $ 2,652            ($13,699)            $ 3,746           ($15,076)
Foreign currency translation adjustments, net              (15)                (59)               (107)               (76)
 of income taxes
                                                 -------------       -------------      --------------     --------------
Comprehensive income (loss)                            $ 2,637            ($13,758)            $ 3,639           ($15,152)
                                                 =============       =============      ==============     ==============

NOTE E - COMMITMENTS AND CONTINGENCIES

Company Litigation

Ernst & Young Case. On June 9, 2000, the Company, Alan Trefler, the Company's Chief Executive Officer, and Ira Vishner (a former chief financial officer of the Company) filed a complaint against Ernst & Young LLP ("Ernst & Young") and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court ("the Complaint"). The Complaint alleged that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. (the "FDR Contracts"). The Complaint sought compensatory damages, including contribution for losses and other costs incurred in connection with certain class action securities litigation, now settled, arising out of the Company's accounting for the FDR Contracts. On April 5, 2001, the court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. Pursuant to those dispute resolution procedures, on April 19, 2001, the Company and Messrs. Trefler and Vishner, through counsel, notified Ernst & Young and Mr. Levine of their intention to submit the dispute that was the subject of the court action to mediation. If mediation is unsuccessful, the dispute resolution procedures provide that the dispute be submitted to arbitration. The parties are scheduled to mediate this dispute in the fall of 2001. In the event mediation proves unsuccessful, the parties will move to arbitration.

SEC INVESTIGATION. In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company has cooperated fully with the investigation.

NOTE F - RESTRUCTURING

During the three months ended December 31, 2000, the Company recorded a one-time restructuring charge of $1.0 million for the severance of 75 employees in various locations and certain costs associated with leased facilities. As of June 30, 2001, all terminations have been completed, all severance has been paid, and no restructuring accruals remain.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

Total revenue for the three months ended June 30, 2001 ("second quarter of 2001") increased 7% to $22.9 million from $21.3 million in the three months ended June 30, 2000 ("second quarter of 2000"). The increase in total revenue was due to an increase in services revenue. Total revenue for the six months ended June 30, 2001 ("first half of 2001") increased 16% to $45.7 million from $39.3 million in the six months ended June 30, 2000 ("first half of 2000"). The increase in total revenue was due to an increase in software license and services revenue.

Software license revenue for the second quarter of 2001 decreased 6% to $8.7 million from $9.2 million in the second quarter of 2000. Decreases in license revenue from new customers were partially offset by increased software license renewals and $0.6 million due to improved accounting estimates relating to the revenue attributable to the inflation adjustment provisions contained in the Company's long-term software license agreements ($1.2 million for the first half of 2001.). These improved accounting estimates will continue to benefit the remaining quarters of 2001. Software license revenue for the first half of 2001 increased 28% to $19.5 million from $15.3 million in the first half of 2000. The increase in software license revenue was due primarily to increased software license renewals. A significant portion of the Company's software license revenue is from existing customers.

Services revenue for the second quarter of 2001 increased 17% to $14.2 million from $12.1 million in the second quarter of 2000. The increase was primarily due to revenue from service projects performed in prior periods but not recognized until the second quarter of 2001 when the terms of the Company's engagements with respect to such projects were finalized. Services revenue for the first half of 2001 increased 9% to $26.1 million from $24.0 million in the first half of 2000. The increase was primarily due to revenue from service projects performed in prior periods but not recognized until the first half of 2001 when the terms of the Company's engagements with respect to such projects were finalized.

Deferred revenue balances increased to $7.0 million as of June 30, 2001 from $5.1 million as of December 31, 2000, due primarily to billings for software licenses in advance of customer acceptance and revenue recognition, and annual maintenance billings in the first half of 2001 that are recognized as revenue ratably during the year.

COST OF REVENUE

Cost of software license revenue for the second quarter of 2001 increased 110% to $1.2 million from $0.6 million in the second quarter of 2000. Cost of software license includes the amortization associated with a stock purchase warrant issued by the Company in June 1997, and the Company's acquisition of software for resale. The increase was due to additional software acquired by the Company in the fourth quarter of 2000 which, after initially being amortized, was expensed in full in the second quarter of 2001 because the productive use of this software is no longer anticipated. Cost of software license as a percentage of license revenue increased to 14% from 6% in the second quarter of 2000 primarily due to the increase in the cost of software license. Cost of software license revenue for the first half of 2001 increased 60% to $1.9 million from $1.2 million in the first half of 2000, for the same reason as noted above. Cost of software license as a percentage of license revenue increased to 10% from 8% in the first half of 2000 due to the increase in the cost of software license.

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the second quarter of 2001 increased 11% to $9.2 million from $8.4 million for the second quarter of 2000. The increase was due primarily to higher third party contracted consultants billed to customers. Cost of services for the first half of 2001 increased 10% to $18.7 million from $16.9 million for the first half of 2000. Cost of services as a percentage of services revenue increased to 72% for the first half of 2001 from 71% for the first half of 2000. The increases were due to third party contracted consultants billed to customers, and incentive compensation and benefits accruals, partially offset by the impact of the reduction in headcount implemented in the first half of 2001. Incentive compensation increased due to a combination of enhanced incentive opportunities and better performance versus goals.

OPERATING EXPENSES

Research and development expenses for the second quarter of 2001 increased 27% to $5.0 million from $3.9 million for the second quarter of 2000. As a percentage of total revenue, research and development expenses increased to 22% for the second quarter of 2001 from 18% for the second quarter of 2000. The increase was due to higher incentive compensation and benefits accruals, contracted resources, and the redeployment of internal resources. Research and development expenses for the first half of 2001 increased 27% to $10.0 million from $7.9 million for the first half of 2000. As a percentage of total revenue, research and development expenses increased to 22% for the first half of 2001 from 20% for the first half of 2000. The increase was due to higher incentive compensation and benefits accruals, contracted resources, and the redeployment of internal resources.

Selling and marketing expenses for the second quarter of 2001 decreased 35% to $4.2 million from $6.6 million for the second quarter of 2000. As a percentage of total revenue, selling and marketing expenses decreased to 19% for the second quarter of 2001 from 31% for the second quarter of 2000. The decreases were due to reduced marketing program and infrastructure costs and contracted services. Selling and marketing expenses for the first half of 2001 decreased 21% to $9.1 million from $11.6 million for the first half of 2000. As a percentage of total revenue, selling and marketing expenses decreased to 20% for the first half of 2001 from 30% for the first half of 2000. The decreases were due to reduced discretionary spending such as travel and infrastructure costs and lower marketing program and contracted services expense, partially offset by higher incentive compensation accruals.

General and administrative expenses for the second quarter of 2001 decreased 19% to $2.1 million from $2.6 million for the second quarter of 2000. As a percentage of total revenue, general and administrative expenses decreased to 9% for the second quarter of 2001 from 12% for the second quarter of 2000. The decrease was due primarily to lower discretionary spending on infrastructure and third party consulting expense. General and administrative expenses for the first half of 2001 decreased 2% to $5.1 million from $5.2 million for the first half of 2000. As a percentage of total revenue, general and administrative expenses decreased to 11% for the first half of 2001 from 13% for the first half of 2000. The decrease was due primarily to lower discretionary spending on infrastructure and third party consulting expense offset by higher incentive compensation and benefit accruals.

Installment Receivable Interest Income

Installment receivable interest income, which consists of the portion of all license fees under long-term software license lease agreements that is attributable to the time value of money, increased to $1.5 million for the second quarter of 2001 from $0.9 million for the second quarter of 2000. Installment receivable interest income for the first half of 2001 increased to $2.9 million from $1.8 million for the first half of 2000. These increases were due to improved accounting estimates regarding the amount of interest income earned and higher average discount rates. A portion of the fee from each license lease arrangement is initially deferred and recognized as installment receivable interest income over the rest of the license term. For purposes of the present value calculations, the discount rate used has varied between 5.375% and 8.00% for the past few years.

OTHER INTEREST INCOME, NET

Other interest income, net, decreased to $0.2 million for the second quarter of 2001 from $0.5 million for the second quarter of 2000. Other interest income, net, decreased to $0.4 million for the first half of 2001 from $0.9 million for the first half of 2000. These decreases were due to lower average balances of cash and cash equivalents.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, which consists primarily of currency exchange gains or losses and reseller development funds received from third-party vendors of computer hardware products, was a $0.1 million gain for the second quarter of 2001 compared to a $0.2 million loss for the second quarter of 2000. This increase was due primarily to a smaller currency exchange loss, offset by increased reseller development funds received. Other income (expense), net was a two thousand dollar loss for the first half of 2001 compared to a $0.2 million loss for the first half of 2000. This increase was due primarily to increased reseller development funds received, partially offset by a larger currency exchange losses.

PROVISION FOR INCOME TAXES

The tax provision for the second quarter of 2001 was $0.2 million compared to $28 thousand for the second quarter of 2000. The tax provision for the first half of 2001 was $0.5 million compared to $50 thousand for the first half of 2000. These increases are related to foreign subsidiary income tax and profitable operations in the United States. No significant provision for U.S. taxes have been made in 2001, due to the availability of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations primarily through cash flow from operations, bank borrowings, and proceeds from the Company's public stock offerings. At June 30, 2001, the Company had cash and cash equivalents of $24.6 million and working capital of $49.5 million.

Net cash provided by operations for the first half of 2001 was $7.5 million compared with $3.8 million for the first half of 2000. The increase was due primarily to improved profitability from on-going operations. In the first half of 2000, cash provided by operations included a one-time $4.3 million insurance reimbursement received by the Company related to the shareholder lawsuits.

Net cash used in investing activities was $79 thousand for the first half of 2001, compared to $0.7 million during the first half of 2000. The change was due primarily to reduced purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $54 thousand for the first half of 2001, compared to $1.0 million during the first half of 2000. This change was mostly due to lower proceeds from exercises of stock options and the employee stock purchase plan.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements involve various risks and uncertainties which could cause the Company's actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties include the fluctuation in the Company's quarterly results, reliance on third-party relationships, risk of non-renewal by current customers, delays in product development and implementation, rapid technological change involving the Company's products and those of competitors, the Company's dependence on customers in the finance services market, intense competition in the markets for the Company's products, liquidity issues and regulatory proceedings, and other risks and uncertainties. Further information regarding those factors which could cause the Company's actual results to differ materially from any forward-looking statements contained herein is provided below.

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

THE COMPANY RELIES ON CERTAIN THIRD-PARTY RELATIONSHIPS. The Company has a number of relationships with third parties that are significant to sales, marketing and support activities and product development efforts. The Company relies on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen the Company's products through the use of industry-standard tools and utilities. The Company also has relationships with third parties that distribute its products. In particular, the Company relies on its relationship with First Data Corporation for the distribution of products to the credit card market, with PFPC Inc. for distribution of products to the mutual fund market and on Carreker Inc for the distribution of its products to the banking industry. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with those of the Company in the future or will not otherwise end their relationships with or support of the Company.

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

THE COMPANY HAD MATERIAL WEAKNESSES IN ITS INTERNAL CONTROL ENVIRONMENT. The Company's independent public accountants identified material weaknesses in the Company's internal control environment in connection with their audits of the Company's 1997, 1998 and 1999 financial statements. This has had, and may continue to have, a material adverse impact on the Company's reputation, which in turn could have a material adverse impact on the Company's financial position or results of operations. The Company has added resources to its finance function and is working diligently with the suggestions of the auditors to improve internal control. In connection with the audit of the Company's 2000 financial statements the independent auditors did not issue a material weakness letter.

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

Part II - Other Information:

Item 1.  Legal Proceedings

ERNST & YOUNG CASE. On June 9, 2000, the Company, Alan Trefler, the Company's Chief Executive Officer, and Ira Vishner (a former chief financial officer of the Company) filed a complaint against Ernst & Young LLP ("Ernst & Young") and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court ("the Complaint"). The Complaint alleged that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. (the "FDR Contracts"). The Complaint sought compensatory damages, including contribution for losses and other costs incurred in connection with certain class action securities litigation, now settled, arising out of the Company's accounting for the FDR Contracts. On April 5, 2001, the court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. Pursuant to those dispute resolution procedures, on April 19, 2001, the Company and Messrs. Trefler and Vishner, through counsel, notified Ernst & Young and Mr. Levine of their intention to submit the dispute that was the subject of the court action to mediation. If mediation is unsuccessful, the dispute resolution procedures provide that the dispute be submitted to arbitration. The parties are scheduled to mediate this dispute in the fall of 2001. In the event mediation proves unsuccessful, the parties will move to arbitration.

SEC INVESTIGATION. In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and unidentified individuals, currently or formerly associated with the Company, concerning past accounting matters, financial reports, and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company has cooperated fully with the investigation.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 5, 2001. The following matters were voted upon:

1. Edward Maybury, William Keough, and Alexander D'Arbeloff were elected to serve as Directors of the Company until the 2004 Annual Meeting of Stockholders and until their successors are duly elected and qualified. Mr. Maybury was elected with 32,222,504 votes "FOR" and 13,040 votes "ABSTAINING." Mr. Keough was elected with 32,225,504 votes "FOR" and 10,040 votes "ABSTAINING." Mr. D'Arbeloff was elected with 32,224,504 votes "FOR" and 11,040 votes "ABSTAINING."

2. The stockholders ratified the appointment by the Board of Directors of Deloitte & Touche, LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending December 31, 2001 with 32,224,169 votes "FOR", 6,304 votes "AGAINST" and 5,071 votes "ABSTAINING."

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K

10.1 Employment Agreement dated May 10, 2001 between the Registrant and Joseph Friscia

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PEGASYSTEMS INC.



Date: August 1, 2001                     /s/ Alan Trefler
                                         ----------------
                                         Chairman and Chief Executive Officer


                                         /s/  James P. O'Halloran
                                         ------------------------
                                         James P. O'Halloran
                                         Treasurer and Chief Financial Officer
                                         (principal financial officer and chief
                                         accounting officer)