Form 10-Q
period 2001-09-30
PEGASYSTEMS INC
filed 2001-10-23
CIK 1013857

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        Commission File Number: 1-11859

                                PEGASYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

         MASSACHUSETTS                                          04-2787865
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


        101 MAIN STREET
         CAMBRIDGE, MA                                          02142-1590
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


There were 32,694,388 shares of the Registrant's common stock, $.01 par value per share, outstanding on October 15, 2001.

                       PEGASYSTEMS INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q




                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2001
         and December 31, 2000                                               3

         Condensed Consolidated Statements of Operations for the three
         and nine months ended September 30, 2001 and 2000                   4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2001 and 2000                            5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  17

Item 2.  Changes in Securities and Use of Proceeds                          18

Item 3.  Defaults upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                   18


SIGNATURES                                                                  19

                                PEGASYSTEMS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE-RELATED AMOUNTS)

                                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                                        2001                    2000
                                                                                    ------------            -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $ 26,251               $ 17,339
    Trade and installment accounts receivable, net of allowance for                      45,246                 42,129
    doubtful accounts of $1,035 in 2001 and $1,037 in 2000
  Prepaid expenses and other current assets                                               1,933                  1,584
                                                                                    -------------           ------------
      Total current assets                                                               73,430                 61,052

  Long-term license installments, net                                                    40,771                 37,401
  Equipment and improvements, net                                                         3,717                  6,568
  Purchased software and other assets, net                                                3,376                  5,472
                                                                                    -------------           -----------
      Total assets                                                                     $121,294               $110,493
                                                                                    =============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                $ 13,783               $ 11,917
  Deferred revenue                                                                        6,446                  5,065
  Current portion of capital lease obligations                                              156                    312
                                                                                    ------------            -----------
      Total current liabilities                                                          20,385                 17,294

Commitments and contingencies (Note E)
Deferred income taxes                                                                     1,000                  1,000
Capital lease obligations, net of current portion                                            --                     84
Other long-term liabilities                                                                  26                     52
                                                                                    ------------            -----------
      Total liabilities                                                                  21,411                 18,430

Stockholders' Equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
    no shares issued and outstanding                                                         --                     --
  Common stock, $.01 par value, 45,000,000 shares authorized;
    32,694,388 shares and 32,570,094 shares issued and outstanding
    in 2001 and 2000, respectively                                                          327                    326
  Additional paid-in capital                                                            101,178                100,886
  Stock warrant                                                                           2,897                  2,897
  Retained deficit                                                                       (4,147)               (11,777)
  Accumulated other comprehensive loss                                                     (372)                  (269)
                                                                                    ------------            -----------
      Total stockholders' equity                                                         99,883                 92,063
                                                                                    ------------            -----------
      Total liabilities and stockholders' equity                                       $121,294               $110,493
                                                                                    ============            ===========

           See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                               SEPTEMBER 30,                              SEPTEMBER 30,
                                                         2001                   2000                2001                   2000
                                                      ---------              ---------           ---------              ----------
REVENUE:
  Software license                                     $10,629                $12,946             $30,163               $  28,210
  Services                                              12,478                  9,718              38,617                  33,740
                                                      ---------              ---------           ---------              ----------
     Total revenue                                      23,107                 22,664              68,780                  61,950
                                                      ---------              ---------           ---------              ----------

COST OF REVENUE:
  Cost of software license                                 585                    585               2,464                   1,756
  Cost of services                                       8,513                 11,127              27,210                  28,064
                                                      ---------              ---------           ---------              ----------
     Total cost of revenue                               9,098                 11,712              29,674                  29,820
                                                      ---------              ---------           ---------              ----------

GROSS PROFIT                                            14,009                 10,952              39,106                  32,130

OPERATING EXPENSES:
  Research and development                               5,386                  3,557              15,372                  11,425
  Selling and marketing                                  3,960                  5,853              13,100                  17,449
  General and administrative                             2,419                  3,039               7,515                   8,244
  Litigation settlement                                     --                     --                  --                  14,088
                                                      ---------              ---------           ---------              ----------
     Total operating expenses                           11,765                 12,449              35,987                  51,206
                                                      ---------              ---------           ---------              ----------

INCOME (LOSS) FROM OPERATIONS                            2,244                 (1,497)              3,119                 (19,076)

Installment receivable interest income                   1,450                    900               4,350                   2,743
Other interest income, net                                 211                    451                 658                   1,339
Other income (expense), net                                229                     --                 228                    (179)
                                                      ---------              ---------           ---------              ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                                  4,134                   (146)              8,355                 (15,173)
Provision for income taxes                                 250                    100                 725                     150
                                                      ---------              ---------           ---------              ----------
NET INCOME (LOSS)                                      $ 3,884                  ($246)            $ 7,630                ($15,323)
                                                      =========              =========           =========              ==========

EARNINGS (LOSS) PER SHARE:
  Basic                                                  $0.12                 ($0.01)              $0.23                  ($0.53)
                                                      =========              =========           =========              ==========
  Diluted                                                $0.12                 ($0.01)              $0.23                  ($0.53)
                                                      =========              =========           =========              ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Basic                                                 32,695                 29,454              32,649                  29,173
                                                      =========              =========           =========              ==========
  Diluted                                               33,420                 29,454              33,398                  29,173
                                                      =========              =========           =========              ==========

           See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     2001                    2000
                                                                                  ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $ 7,630                ($15,323)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                  5,012                   4,700
      Provision for doubtful accounts                                                   --                     190
      Non-cash compensation                                                             73                      --
    Changes in operating assets and liabilities:
      Trade and installment accounts receivable                                     (6,488)                   (410)
      Prepaid expenses and other current assets                                       (353)                   (823)
      Accounts payable and accrued expenses                                          2,067                     344
      Accrued litigation settlement                                                     --                  12,681
      Deferred revenue                                                               1,381                  (6,316)
                                                                                  ---------               ---------
        Net cash provided by (used in) operating activities                          9,322                  (4,957)
                                                                                  ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and improvements                                              (432)                   (723)
  Other long term assets and liabilities                                               302                      29
                                                                                  ---------               ---------
        Net cash used in investing activities                                         (130)                   (694)
                                                                                  ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations                                               (240)                   (146)
  Exercise of stock options                                                             55                     785
  Sale of stock under employee stock purchase plan                                     164                     400
                                                                                  ---------               ---------
        Net cash (used in) provided by financing activities                            (21)                  1,039
                                                                                  ---------               ---------
Effect of exchange rate changes on cash and cash equivalents                          (259)                   (134)
                                                                                  ---------               ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 8,912                  (4,746)
                                                                                  ---------               ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      17,339                  30,004
                                                                                  ---------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $26,251                 $25,258
                                                                                  =========               =========

           See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Certain amounts in the 2000 consolidated financial statements have been reclassified to be consistent with the current year presentation.

NOTE B - REVENUE RECOGNITION

The Company's revenue is derived from two principal sources: software license fees and services fees. Software license fees are generally payable on a monthly basis under license agreements, which generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance. A portion of the fee from each arrangement is deferred and recognized as installment receivable interest income over the license term. In the case of software license agreement renewals, license fee revenue is recognized upon the commencement of the renewal period.

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

(in thousands, except per share data)                    Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                         2001                2000                2001               2000
                                                 ------------     ---------------      --------------     --------------
Basic
Net income (loss)                                     $ 3,884               ($246)            $ 7,630           ($15,323)
                                                 ============     ===============      ==============     ==============


Weighted average common shares outstanding             32,695              29,454              32,649             29,173
                                                 ============     ===============      ==============     ==============


Basic earnings (loss) per share                       $  0.12              ($0.01)            $  0.23             ($0.53)
                                                 ============     ===============      ==============     ==============


Diluted
Net income (loss)                                     $ 3,884               ($246)            $ 7,630           ($15,323)
                                                 ============     ===============      ==============     ==============


Weighted average common shares outstanding             32,695              29,454              32,649             29,173
 Effect of assumed exercise of stock options              725                  --                 749                 --
                                                 ------------     ---------------      --------------     --------------

Weighted average common shares
   outstanding, assuming dilution                      33,420              29,454              33,398             29,173
                                                 ============     ===============      ==============     ==============


Diluted earnings (loss) per share                     $  0.12              ($0.01)            $  0.23             ($0.53)
                                                 ============     ===============      ==============     ==============

Outstanding options and warrant excluded as
   impact would be anti-dilutive                        7,914               6,791               7,605              4,761
                                                 ============     ===============      ==============     ==============

NOTE D - COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income (loss) are as follows:

                                                                 Three Months Ended                    Nine Months Ended
                                                                   September 30,                         September 30,
(in thousands)                                                       2001           2000                  2001            2000
-------------                                             -------------------------------      --------------------------------
Net income (loss)                                                  $3,884          ($246)               $7,630        ($15,323)
Foreign currency translation adjustments, net of income                 4            (58)                 (103)           (134)
 taxes
                                                         -------------------------------      --------------------------------
Comprehensive income (loss)                                        $3,888          ($304)               $7,527        ($15,457)
                                                         ===============================      ================================

NOTE E - COMMITMENTS AND CONTINGENCIES

Company Litigation
-------------------

Ernst & Young Case. On June 9, 2000, the Company, Alan Trefler, the Company's Chief Executive Officer, and Ira Vishner (a former chief financial officer of the Company) filed a complaint against Ernst & Young LLP ("Ernst & Young") and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court ("the Complaint"). The Complaint alleged that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. (the "FDR Contracts"). The Complaint sought compensatory damages, including contribution for losses and other costs incurred in connection with certain class action securities litigation, now settled, arising out of the Company's accounting for the FDR Contracts. On April 5, 2001, the court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. Pursuant to those dispute resolution procedures, on April 19, 2001, the Company and Messrs. Trefler and Vishner, through counsel, notified Ernst & Young and Mr. Levine of their intention to submit the dispute that was the subject of the court action to mediation. Mediation is currently scheduled for October 26, 2001. If mediation is unsuccessful, the dispute resolution procedures provide that the dispute be submitted to arbitration.

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

CARREKER LITIGATION. On August 7, 2001, the Company filed a Verified Complaint (the "Complaint") against Carreker Corporation ("Carreker") in Delaware Chancery Court. The Complaint alleged that Carreker breached the Product Development, Distribution and Sublicensing Agreement (the "Agreement") that Pegasystems and Carreker executed in May 1999. Through that Agreement, Pegasystems and Carreker had committed to devote their efforts to jointly develop backroom banking products employing Pegasystems' workflow products as core components, and to refrain from other activities or alliances that would create products within the exception management market. The Complaint alleged that Carreker breached the Agreement when it acquired Check Solutions Company and continued the development, marketing and sales of Check Solutions products; that Carreker breached its covenant of good faith and fair dealing; and that Carreker had engaged in unfair competition. The Complaint sought to enjoin Carreker (including Check Solutions) from developing, marketing, licensing, advertising, leasing or selling any products that compete with those jointly developed by Pegasystems and Carreker under the Agreement, or any exception management products or services other than those products jointly developed by Carreker and Pegasystems under the Product Development, Distribution and Sublicensing Agreement between the parties. Pegasystems moved for expedited discovery (which the Court allowed), and for a preliminary injunction. On August 20, 2001, the Company filed a Verified Amended Complaint. On October 1, 2001, the Court issued a Memorandum Opinion dated September 28, 2001, granting Pegasystems' motion and concluding that a preliminary injunction should issue. The Court found that the undisputed facts preliminary establish that Carreker's acquisition of Check Solutions violated several provisions of the Agreement, including: the requirement that Carreker refrain from any development activities or alliances which would create competing products; the requirement that Carreker not assume any obligation or restriction that does or would interfere or conflict with its performance under the Agreement; and the requirement that Carreker exercise its best efforts to market and sell the jointly-developed products in its exclusive territory. The Court further found that none of the defenses set forth by Carreker had merit. No date has been set for any future proceedings in the Chancery Court. On August 27, 2001, Carreker filed a Demand for Arbitration with the American Arbitration Association, and provided Pegasystems with notice purporting to terminate the Agreement. Pegasystems opposed the filing of the Demand for Arbitration, on the ground that Carreker had not exhausted the dispute resolution procedures in the Agreement, and also argued that the purported notice of termination was invalid. In the Court's September 28 Opinion, it found that because the Agreement does not provide Carreker with a contractual right to terminate, Carreker's notice of termination -sent only after the litigation was commenced - has no legal force. On October 5, 2001, the American Arbitration Association agreed with the Company that Carreker's arbitration demand was premature, and directed the parties to mediate their dispute. No date has been set for the mediation.

NOTE F - RESTRUCTURING

During the three months ended December 31, 2000, the Company recorded a one-time restructuring charge of $1.0 million for the severance of 75 employees in various locations and certain costs associated with leased facilities. As of June 30, 2001, all terminations had been completed, all severance had been paid, and no restructuring accruals remained.



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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Total revenue for the three months ended September 30, 2001 ("third quarter of 2001") increased 2% to $23.1 million from $22.7 million for the three months ended September 30, 2000 ("third quarter of 2000"). The increase in total revenue was due to an increase in services revenue offsetting a decline in license revenue. Total revenue for the nine months ended September 30, 2001 ("first nine months of 2001") increased 11% to $68.8 million from $62.0 million for the nine months ended September 30, 2000 ("first nine months of 2000"). Both software license and services revenues increased in the first nine months of 2001 compared to the first nine months of 2000.

Software license revenue for the third quarter of 2001 decreased 18% to $10.6 million from $12.9 million in the third quarter of 2000. Decreases in license revenue from new customers were partially offset by increased software license renewals and $0.6 million due to improved accounting estimates relating to the revenue attributable to the inflation adjustment provisions contained in the Company's long-term software license agreements. These improved accounting estimates will continue to benefit the Company in the fourth quarter of 2001. Software license revenue for the first nine months of 2001 increased 7% to $30.2 million from $28.2 million in the first nine months of 2000. The increase in software license revenue was due primarily to the improved accounting estimates relating to the revenue attributable to the inflation adjustment provisions contained in the Company's long-term software license agreements. A significant portion of the Company's software license revenue is from existing customers.

Services revenue for the third quarter of 2001 increased 28% to $12.5 million from $9.7 million in the third quarter of 2000. Services revenue for the first nine months of 2001 increased 14% to $38.6 million from $33.7 million in the first nine months of 2000. Such increases were due to a higher volume of hours and service projects and revenue from service projects performed in prior periods but not recognized until the first nine months of 2001 when the terms of the Company's engagements with respect to such projects were finalized.

Deferred revenue balances increased to $6.4 million as of September 30, 2001 from $5.1 million as of December 31, 2000, due to billings for software licenses in advance of customer acceptance and revenue recognition, and annual maintenance billings in the first nine months of 2001 that are recognized as revenue ratably during the year.

COST OF REVENUE

Cost of software license revenue for the third quarter of 2001 remained at $0.6 million compared to the third quarter of 2000. Cost of software license includes the amortization associated with a stock purchase warrant issued by the Company in September 1997, and the Company's acquisition of software for resale. Cost of software license as a percentage of license revenue increased to 6% compared to 5% for the third quarter of 2000 due to the decrease in license revenue. Cost of software license revenue for the first nine months of 2001 increased 40% to $2.5 million from $1.8 million in the first nine months of 2000. Cost of software license as a percentage of license revenue increased to 8% from 6% in the first nine months of 2000. Such increases were due to additional software acquired by the Company in the fourth quarter of 2000 which, after initially being amortized, was expensed in full in the second quarter of 2001 because the productive use of this software is no longer anticipated.

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the third quarter of 2001 decreased 23% to $8.5 million from $11.1 million for the third quarter of 2000. Cost of services as a percentage of services revenue decreased to 68% for the third quarter of 2001 from 114% for the third quarter of 2000. The decreases were due primarily to reduced staff, travel, and incentive pay spending. The decrease as a percent of revenue was also due to higher services revenue. Cost of services for the first nine months of 2001 decreased 3% to $27.2 million from $28.1 million for the first nine months of 2000. Cost of services as a percentage of services revenue decreased to 70% for the first nine months of 2001 from 83% for the first nine months of 2000. These decreases were due to reduced staff, travel, and incentive pay spending as well, partially offset by third party contracted consultants. The decrease as a percent of revenue was also due to higher services revenue.

OPERATING EXPENSES

Research and development expenses for the third quarter of 2001 increased 51% to $5.4 million from $3.6 million for the third quarter of 2000. As a percentage of total revenue, research and development expenses increased to 23% for the third quarter of 2001 from 16% for the third quarter of 2000. Such increases were due to higher incentive compensation and benefits accruals, and the redeployment of internal resources. Research and development expenses for the first nine months of 2001 increased 35% to $15.4 million from $11.4 million for the first nine months of 2000. As a percentage of total revenue, research and development expenses increased to 22% for the first nine months of 2001 from 18% for the first nine months of 2000. Such increases were due to higher incentive compensation and benefits accruals, contracted resources, and the redeployment of internal resources.

Selling and marketing expenses for the third quarter of 2001 decreased 32% to $4.0 million from $5.9 million for the third quarter of 2000. As a percentage of total revenue, selling and marketing expenses decreased to 17% for the third quarter of 2001 from 26% for the third quarter of 2000. The decreases were due to reduced incentive pay, marketing program, infrastructure and travel spending. Selling and marketing expenses for the first nine months of 2001 decreased 25% to $13.1 million from $17.4 million for the first nine months of 2000. As a percentage of total revenue, selling and marketing expenses decreased to 19% for the first nine months of 2001 from 28% for the first nine months of 2000. The decreases were due to reduced infrastructure, marketing program, and travel spending. The decrease as a percent of revenue was also due to higher revenue.

General and administrative expenses for the third quarter of 2001 decreased 20% to $2.4 million from $3.0 million for the third quarter of 2000. As a percentage of total revenue, general and administrative expenses decreased to 10% for the third quarter of 2001 from 13% for the third quarter of 2000. The decreases were due primarily to lower discretionary spending on infrastructure, benefits, and incentive pay. General and administrative expenses for the first nine months of 2001 decreased 9% to $7.5 million from $8.2 million for the first nine months of 2000. As a percentage of total revenue, general and administrative expenses decreased to 11% for the first nine months of 2001 from 13% for the first nine months of 2000. These decreases were due primarily to lower discretionary spending on infrastructure, benefits, and third party consulting, partially offset by higher compensation costs. The decrease as a percent of revenue was also due to higher revenue.

INSTALLMENT RECEIVABLE INTEREST INCOME

Installment receivable interest income, which consists of the portion of all license fees under long-term software license lease agreements that is attributable to the time value of money, increased to $1.5 million for the third quarter of 2001 from $0.9 million for the third quarter of 2000. Installment receivable interest income for the first nine months of 2001 increased to $4.4 million from $2.7 million for the first nine months of 2000. These increases were due to improved accounting estimates regarding the amount of interest income earned and higher average discount rates. A portion of the fee from each license lease arrangement is initially deferred and recognized as installment receivable interest income over the rest of the license term. For purposes of the present value calculations, the discount rate used has varied between 4.75% and 8.00% for the past few years.

OTHER INTEREST INCOME, NET

Other interest income, net, decreased to $0.2 million for the third quarter of 2001 from $0.5 million for the third quarter of 2000. Other interest income, net, decreased to $0.7 million for the first nine months of 2001 from $1.3 million for the first nine months of 2000. These decreases were due to lower yields on investments due to declining interest rates.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, which consists primarily of currency exchange gains or losses and reseller development funds received from third-party vendors of computer hardware products, was a $0.2 million gain for the third quarter of 2001 compared to zero for the third quarter of 2000. This increase was due primarily to a larger currency exchange gain, offset by lower reseller development funds received. Other income (expense), net, was a $0.2 million gain for the first nine months of 2001 compared to a $0.2 million loss for the first nine months of 2000. This increase was due primarily to increased reseller development funds received and a lower currency exchange loss.

PROVISION FOR INCOME TAXES

Provision for income taxes for the third quarter of 2001 was $0.3 million compared to $0.1 million for the third quarter of 2000. The tax provision for the first nine months of 2001 was $0.7 million compared to $0.2 million for the first nine months of 2000. These increases are related to current year U.S. profitability and foreign subsidiary income. Minimal provisions for income taxes have been made due to the availability of loss carryforwards to offset current period income.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations primarily through cash flow from operations, bank borrowings, and proceeds from the Company's public stock offerings. At September 30, 2001, the Company had cash and cash equivalents of $26.3 million and working capital of $53.0 million.

Net cash provided by operations for the first nine months of 2001 was $9.3 million compared with $5.0 million used in the first nine months of 2000. The increase was due primarily to improved profitability from on-going operations and net changes in deferred revenue balances, partially offset by an increase in trade and installment accounts receivable. In the first nine months of 2000, cash provided by operations included a one-time $4.3 million insurance reimbursement received by the Company related to the shareholder lawsuits.

Net cash used in investing activities was $0.1 million for the first nine months of 2001, compared to $0.7 million during the first nine months of 2000. The change was due primarily to reduced purchases of equipment and leasehold improvements.

Net cash used in financing activities was $21 thousand for the first nine months of 2001, compared to $1.0 million provided by financing during the first nine months of 2000. This change was mostly due to lower proceeds from exercises of stock options and the employee stock purchase plan.

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

THE COMPANY RELIES ON CERTAIN THIRD-PARTY RELATIONSHIPS. The Company has a number of relationships with third parties that are significant to sales, marketing and support activities and product development efforts. The Company relies on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen the Company's products through the use of industry-standard tools and utilities. The Company also has relationships with third parties that distribute its products. In particular, the Company relies on its relationship with First Data Corporation for the distribution of products to the credit card market, with PFPC Inc. for distribution of products to the mutual fund market industry, and on Carreker Corporation for the distribution of certain products to the banking industry. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with those of the Company in the future or will not otherwise end their relationships with or support of the Company.

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

THE COMPANY WILL NEED TO DEVELOP NEW PRODUCTS, EVOLVE EXISTING ONES, AND ADAPT TO TECHNOLOGY CHANGE. Technical developments, customer requirements, programming languages and industry standards change frequently in the Company's markets. As a result, success in current markets and new markets will depend upon the Company's ability to enhance current products, to develop and introduce new products that meet customer needs, keep pace with technology changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement and testing. There can be no assurance that the Company will have sufficient resources to make necessary product development investments. Pegasystems may experience difficulties that will delay or prevent the successful development, introduction or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner could adversely affect future financial performance. The Company's products are complex and may contain errors. Errors in products will require the Company to ship corrected products to customers. Errors in products could cause the loss of or delay in market acceptance or sales and revenue, the diversion of development resources, injury to the Company's reputation, or increased service and warranty costs which would have an adverse effect on financial performance.

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

THE COMPANY HAD MATERIAL WEAKNESSES IN ITS INTERNAL CONTROL ENVIRONMENT. The Company's independent public accountants identified material weaknesses in the Company's internal control environment in connection with their audits of the Company's 1997, 1998 and 1999 financial statements. This has had, and may continue to have, a material adverse impact on the Company's reputation, which in turn could have a material adverse impact on the Company's financial position or results of operations. The Company has added resources to its finance function and is working diligently with the suggestions of the auditors to improve internal control. In connection with the audit of the Company's 2000 financial statements, the independent auditors did not issue a material weakness letter.

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

Part II - Other Information:

Item 1.  Legal Proceedings

ERNST & YOUNG CASE. On June 9, 2000, the Company, Alan Trefler, the Company's Chief Executive Officer, and Ira Vishner (a former chief financial officer of the Company) filed a complaint against Ernst & Young LLP ("Ernst & Young") and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court ("the Complaint"). The Complaint alleged that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. (the "FDR Contracts"). The Complaint sought compensatory damages, including contribution for losses and other costs incurred in connection with certain class action securities litigation, now settled, arising out of the Company's accounting for the FDR Contracts. On April 5, 2001, the court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. Pursuant to those dispute resolution procedures, on April 19, 2001, the Company and Messrs. Trefler and Vishner, through counsel, notified Ernst & Young and Mr. Levine of their intention to submit the dispute that was the subject of the court action to mediation. Mediation is currently scheduled for October 26, 2001. If mediation is unsuccessful, the dispute resolution procedures provide that the dispute be submitted to arbitration.

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

CARREKER LITIGATION. On August 7, 2001, the Company filed a Verified Complaint (the "Complaint") against Carreker Corporation ("Carreker") in Delaware Chancery Court. The Complaint alleged that Carreker breached the Product Development, Distribution and Sublicensing Agreement (the "Agreement") that Pegasystems and Carreker executed in May 1999. Through that Agreement, Pegasystems and Carreker had committed to devote their efforts to jointly develop backroom banking products employing Pegasystems' workflow products as core components, and to refrain from other activities or alliances that would create products within the exception management market. The Complaint alleged that Carreker breached the Agreement when it acquired Check Solutions Company and continued the development, marketing and sales of Check Solutions products; that Carreker breached its covenant of good faith and fair dealing; and that Carreker had engaged in unfair competition. The Complaint sought to enjoin Carreker (including Check Solutions) from developing, marketing, licensing, advertising, leasing or selling any products that compete with those jointly developed by Pegasystems and Carreker under the Agreement, or any exception management products or services other than those products jointly developed by Carreker and Pegasystems under the Product Development, Distribution and Sublicensing Agreement between the parties. Pegasystems moved for expedited discovery (which the Court allowed), and for a preliminary injunction. On August 20, 2001, the Company filed a Verified Amended Complaint. On October 1, 2001, the Court issued a Memorandum Opinion dated September 28, 2001, granting Pegasystems' motion and concluding that a preliminary injunction should issue. The Court found that the undisputed facts preliminary establish that Carreker's acquisition of Check Solutions violated several provisions of the Agreement, including: the requirement that Carreker refrain from any development activities or alliances which would create competing products; the requirement that Carreker not assume any obligation or restriction that does or would interfere or conflict with its performance under the Agreement; and the requirement that Carreker exercise its best efforts to market and sell the jointly-developed products in its exclusive territory. The Court further found that none of the defenses set forth by Carreker had merit. No date has been set for any future proceedings in the Chancery Court. On August 27, 2001, Carreker filed a Demand for Arbitration with the American Arbitration Association, and provided Pegasystems with notice purporting to terminate the Agreement. Pegasystems opposed the filing of the Demand for Arbitration, on the ground that Carreker had not exhausted the dispute resolution procedures in the Agreement, and also argued that the purported notice of termination was invalid. In the Court's September 28 Opinion, it found that because the Agreement does not provide Carreker with a contractual right to terminate, Carreker's notice of termination - sent only after the litigation was commenced - has no legal force. On October 5, 2001, the American Arbitration Association agreed with the Company that Carreker's arbitration demand was premature, and directed the parties to mediate their dispute. No date has been set for the mediation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

ITEM 5.  OTHER INFORMATION
None.

Item 6.  Exhibits and Reports on Form 8-K
None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PEGASYSTEMS INC.



Date: October 23, 2001                   /s/ Alan Trefler
                                         -------------------------------
                                         Chairman and Chief Executive Officer


                                         /s/  Christopher Sullivan
                                         -------------------------------
                                         Treasurer and Chief Financial Officer
                                         (principal financial officer and chief
                                         accounting officer)