Form 10-K405
period 2001-12-31
PEGASYSTEMS INC
filed 2002-03-28
CIK 1013857

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT of 1934

      For the fiscal year ended December 31, 2001

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT of 1934

                          Commission File No. 1-11859

                               -----------------

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

                    Common Stock, $.01 par value per share

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 14, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $59 million.

   There were 33,413,522 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 14, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART 1

Item                                    Page
----                                    ----
 1   BUSINESS..........................   3
 2   PROPERTIES........................   9
 3   LEGAL PROCEEDINGS.................   9
 4   SUBMISSION OF MATTERS TO A VOTE OF
       SECURITY HOLDERS................  11
     EXECUTIVE OFFICERS OF THE
       REGISTRANT......................  11
                  PART II
5    MARKET FOR REGISTRANT'S COMMON
     STOCK AND RELATED STOCKHOLDER
     MATTERS...........................   13
 6   SELECTED CONSOLIDATED FINANCIAL
       DATA............................  13
 7   MANAGEMENT'S DISCUSSION AND
     ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.........  14
 7A  QUANTITATIVE AND QUALITATIVE
       DISCLOSURE ABOUT MARKET RISK....  23
 8   FINANCIAL STATEMENTS AND
       SUPPLEMENTARY DATA..............  24
 9   CHANGES IN AND DISAGREEMENTS WITH
     ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE..............  24
                  PART III
     DIRECTORS AND EXECUTIVE OFFICERS
10     OF THE REGISTRANT...............   25
 11  EXECUTIVE COMPENSATION............  26
 12  SECURITY OWNERSHIP OF CERTAIN
     BENEFICIAL OWNERS AND MANAGEMENT
     AND RELATED STOCKHOLDER MATTERS...  29
 13  CERTAIN RELATIONSHIPS AND RELATED
       TRANSACTIONS....................  30
                  PART IV
 14  EXHIBITS, FINANCIAL STATEMENT       31
       SCHEDULES, AND REPORTS ON FORM
       8-K.............................

                                    PART I

   This Annual Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Some of the important risks and uncertainties that may cause our operating results to differ materially or adversely are discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1:  BUSINESS

Overview

   We provide software applications and software tools based on rules technology. Our customers include some of the world's leading financial services, healthcare and insurance companies. Our software allows organizations to deliver high-quality, consistent customer service in multiple channels of interaction, including traditional call centers and Internet self-service. Our software can be used by thousands of concurrent users in transaction intensive activity involving billions of dollars per day. Work processes initiated by our systems are driven by a highly adaptive "rules base", which is a set of rules defined by the user organization for its specific needs. The rules base leads to a high level of consistency in customer interactions, but also drives different processes depending on the customer profile or the nature of the request. Pegasystems' rules technology enables business users to modify the logic in applications to match their best practices and policies, and gives users a high degree of control over work and flexibility in implementing change. We provide implementation, consulting, training, and technical support services to facilitate the use of our software. We maintain alliances with third parties that offer complementary technology and systems integration support to our customers. Our software runs on a broad range of computers.

Business Strategy

   Our goal is to be a leader in the business rules management market. We build rules based products that solve business problems and rules management tools that accelerate and enhance the development efforts of others. Our business strategy is to build on 18 years of experience and leadership in rules technology, drive direct sales of industry specific applications, and maximize the value of strategic partnerships.

   . Rules technology leadership: We intend to continue investing in our product offerings, incorporating advances in technology and driving the evolution of our software applications and tools to maximize the benefits of rules based technology for customers.

   . Direct sales of industry specific applications: We intend to continue direct sales of industry specific applications that streamline and enhance work performance by applying process automation to key areas of customer service and exceptions processing. Exceptions are transactions that are identified as requiring additional information or follow up activity to be completed. Our customers use our rules based products to automate transaction and information processes, which might otherwise involve complex and expensive manual processing.

   . Strategic partnerships: We plan to continue developing and expanding relationships with partners. Technology partners complement our software with their technology. Systems integration partners deliver strategic business planning, consulting, project management, and implementation services to our customers. Our partners include Accenture, Sun Microsystems, EDS, Systor and Misys, among others.

Pegasystems' Products

   We offer two types of software products - Applications products, and Rules management and process management tools.

  Application products

   Our application products are designed to reduce costs and increase efficiency in completing important customer service and exception processing transactions. The speed, quality and efficiency of completing such transactions are significant factors in the effectiveness and results of our customers' businesses. Our products enable our customers to use rules based process automation to capture and complete transaction requests, which might otherwise involve complex and expensive manual processing. Our applications software does significantly more than collect customer data and track work--in addition, it completes the work and guides customers or service representatives as they proceed through interactions. With Pegasystems' products, organizations link customer facing and back-office operations and integrate multiple communications channels, such as the Web, contact center, phone, fax, and local branch offices. Our products extend the reach of existing customer relationship applications to achieve automation efficiencies by completing the often complex and detailed follow up activities associated with customer interactions.

   Our applications incorporate an advanced technical architecture that is flexible, powerful and scalable. Our products consist of an industry specific application template that provides a set of best practice rules and automation flows for managing business transactions. These templates may be deployed "as is" or further evolved using rules management and connectivity tools to produce a highly automated and integrated business solution. Our application products use business rules to capture an organization's unique business logic and apply it consistently across multiple channels with personalization for individual customers. All key aspects of Pegasystems' products are defined with business rules, including presentation, processing logic, enforcement of quality standards, reporting, and the management of customer service interactions.

   Our applications support industry-standard hardware platforms, operating systems and databases and provide a set of connectors to work with commonly deployed business applications in target markets.

  Rules management and process management tools

   We have developed PegaRULES Process Commander, rules based software which helps solve the enterprise workflow automation problem. The PegaRULES engine provides an architecture that separates the strategic business logic from the application and the underlying operating system. Just as business data, such as customer, transaction history and accounting data, has evolved into a database separate from the application, customers are demanding that rules regarding business practices be located in a separate business "rules base" so that they can maintain greater control over work and flexibility in implementing change. PegaRULES Process Commander combines an enterprise rule base with application tools used for developing, deploying, managing, and evolving enterprise-wide business processes. PegaRULES Process Commander allows businesses to easily manage, automate, integrate and rapidly evolve business processes across the enterprise and its vendors, customers and partners. We made our first customer delivery of PegaRULES Process Commander in the first quarter of 2002.

Markets and Representative Customers

   We continue to focus on large, industry leading companies in the financial services, healthcare, and insurance markets. In 2001, 2000, and 1999, one financial services customer accounted for approximately 13.5%, 11.7%, and 12.5% of our total revenue, respectively. Following is more detail on these markets and a representative list of customers within those markets as of December 31, 2001.

  Financial services

   We provide software to financial services organizations that automates transaction processing and customer sales and service across varied delivery channels, such as Internet self-service, call centers, and branch networks. Pegasystems' products improve the quality, accuracy, and efficiency of customer interactions, and enhance the delivery of product and service offerings for the following segments of the financial services industry:

   . Corporate banking. Our software provides customer service capabilities that automate the investigation and resolution of exceptions in corporate actions, payments and securities settlement investigations, retail brokerage, and wholesale clearing services.

   . Retail financial services. We offer a rules driven process automation solution for integrated customer service and support through call center, branch platform, Web and e-mail channels.

   . Check research and adjustment. Our software automates check research and adjustment processing, streamlining check processing functions, reducing manual work, and enabling the efficient access to check data stored on microfilm and digital media.

   Representative financial services customers of ours include First Data Resources, BankOne Corporation, Bank of America, N.A., Barclays Bank PLC, JP Morgan Chase & Co., Credit Lyonnais, Credit Suisse Group, Citibank, N.A., Fleet/Boston Financial Services, N.A., Franklin Templeton Corporate Services Inc., The Hong Kong and Shanghai Banking Corporation Limited, National Australia Bank Limited, Riggs Bank, N.A., Sears, Roebuck and Co., and Societe Generale S.A.

  Healthcare

   Our healthcare applications provide health maintenance organizations and health insurers with a set of products that supports their customer care initiatives and helps them drive efficiency and lower costs.

   . Member services. Our software automates the handling of many common member inquiries, supporting contact management, account maintenance and history, and sales inquiry. Our products also integrate with the organization's legacy applications, building on their investments.

   . Claims exceptions. Our software automates back office claims exceptions processing, claims payment and exception research functions that streamline operations by reducing the amount of manual work, error rates and operational costs.

   Representative healthcare customers of ours include Blue Cross Blue Shield of Massachusetts, Blue Cross Blue Shield of Georgia, and HealthNOW New York.

  Insurance

   Our products for insurance companies support customer service in multiple delivery channels and help resolve and complete policyholder requests. Our products allow insurance companies to provide personalized customer service and enhance their efforts to sell additional products to their customers.

   Representative insurance customers of ours include American National Insurance Company, The Guardian, The Hartford, and Northwestern Mutual Life.

  Other markets

   We continue to selectively pursue opportunities in markets such as communications, retail, utilities and government, where our rules based automation can drive significant efficiencies and cost reductions for those industries.

Sales and Marketing

   We market our software and services primarily through a direct sales force. To support our sales force, we conduct marketing programs, including industry trade shows, industry seminars, meetings with industry analysts, public relations, partner co-marketing programs, direct marketing and telemarketing. Our consulting staff, business partners, and other third parties also generate sales leads. As of December 31, 2001, sales and marketing included 71 people worldwide.

   We have established joint marketing relationships with:

   . Accenture, where Pegasystems is a preferred provider of rules based applications products within their North American financial services business;

   . Misys, whose expertise in commercial banking with the Midas transaction processing solution offers a high rate of straight through processing, and combined with Pegasystems' Integrated Investigations provides high levels of straight through processing and automation around exception conditions; and

   . Systor, whose strong presence in the commercial banking markets within Switzerland and Germany helps us sell, implement and support German speaking customers.

   In addition, we distribute our products and technology through third parties. For example, we have a strategic relationship with First Data Resources Inc., or FDR, the largest credit card processor in the world. FDR uses and re-licenses our software to the credit card market. First Data Evolve is an integrated application for credit cards customer service and collections designed to run on Pegasystems' rules technology. Also, PFPC, Inc., an affiliate of PNC Bank Corp, incorporates Pegasystems' technology into a comprehensive service solution for mutual fund institutions. In the future, we may also market and sell our products through other value added resellers and systems integrators. There can be no assurance, however, that we will be able to attract and retain value added resellers, systems integrators, or other parties that will be able to market and sell our products effectively.

   In 2001, 2000, and 1999, sales to customers based outside of the United States represented 23%, 26%, and 21%, respectively, of our total consolidated revenue. During 2001, 2000, and 1999, we derived our operating revenue from the following geographic areas:

                                2001         2000         1999
                            -----------  -----------  -----------
                                       (in $ thousands)
             United States. $71,384  77% $59,699  74% $60,220  79%
             United Kingdom   9,360  10%   6,826   8%   4,079   5%
             Europe........   8,747  10%   8,724  11%   6,802   9%
             Other.........   2,796   3%   5,557   7%   5,528   7%
                            ------- ---  ------- ---  ------- ---
                            $92,287 100% $80,806 100% $76,629 100%

   See Note 1 of Notes to Consolidated Financial Statements.

Support and Professional Services

   We offer support services through three groups: our Consulting Services group shares market, business and technical knowledge with our customers throughout the deployment of our applications; our Global Technology Services group provides support and maintenance for our customers; and our Education Services group offers training programs for our staff, customers and partners. As of December 31, 2001, these professional services groups consisted of 164 people located in our 13 offices.

  Consulting services

   Our Consulting Services group helps companies implement and optimize our software. These projects enable us to guide our customers through a disciplined approach to deployment of our applications, and allow our workflow architects and business process automation consultants to gain industry specific knowledge that can be used in future projects and product development. Providing industry specific business guidance throughout the deployment of our technology generally improves our customers' satisfaction. Many of our customers choose to engage our consulting services group to expand their use of our software to additional business or product lines or add new functionality to their existing solutions. In addition, through our alliances, systems integrators and consulting firms also help our customers deploy our products.

   Our implementation procedures, which we call Advanced Implementation Methodology, or AIM, were developed through field experience and facilitate implementation of our software through a disciplined approach to project management that establishes standards for project activities and ensures governance and accountability in adhering to those standards. By adopting a phased approach to deployment, our customers can engage in smaller, more easily managed projects that are more likely to result in a successful solution.

  Global technology services

   Our Global Technology Support, or GTS, group is primarily responsible for support and maintenance of our customers. Our support offerings are available at any time of day or night and GTS tailors services appropriately to meet the unique support and project requirements of each customer. Support services provided by GTS include automated problem tracking, prioritization and escalation procedures, periodic preventative maintenance, documentation updates, new software releases, and regularly scheduled meetings with our staff.

   Our customers are granted access to ActionPlus, our Web-based self-service extranet. The password-protected site offers a portal for information important to the successful implementation and use of our products. ActionPlus is available at any time of day or night and users may access the site to interact with us at their convenience and to view product information, sales and marketing support materials, Pegasystems news and event information. The site also hosts discussion groups that enable customers to interact with each other to share product knowledge and other special topics of interest.

  Education services

   We offer training programs for our staff, customers and partners. Training programs are designed to meet the specific requirements of attendees' roles, and are typically offered for workflow consultants, systems administrators, developers, project managers, technical and business design managers. Training programs are available on-site, through web-based training and computer-based training programs, or in one of our regional training facilities in Cambridge, Massachusetts, San Francisco, California and Reading, England.

Research and Development

   Since our inception, we have made substantial investments in product development. We believe that our future performance depends on our ability to maintain and enhance our current products and develop new products. Our product development priorities for application products include capabilities that enhance the automation of customer relationship transactions to reduce costs and increase business effectiveness for our customers. We intend to continue design and development of industry specific applications that offer rapid deployment and return on investment by pre-packaging key capabilities for initial use and providing optional extensions for further evolution and power. Our product development focus is to extend the power and breadth of industry-specific application templates; maintain and extend support for popular industry standard hardware platforms, operating systems, databases and connectivity options to facilitate easy and rapid deployment in diverse information technology infrastructures; develop industry standard interfaces that allow other Customer Relationship Management, or CRM, and Customer Service applications to inter-operate with our products which will allow our customers to increase their return on their CRM investment; and enhance product quality, platform stability, ease-of-use, and ease of installation. For PegaRULES, product development is focused on building a robust system for the development, deployment and execution of rules based process management applications, primarily by third party developers.

   We believe that maintaining future performance and visionary technology leadership depends on our ability to anticipate changes, maintain and enhance our current products, develop new products, and keep pace with the increasingly sophisticated requirements of our current and prospective customers. We must develop products that conform to our customers' information technology standards, scale to meet the needs of large enterprises, operate globally, and cost less than an internal development effort. Our development organization is responsible for product architecture, core technology development, product testing and quality assurance.

   As of December 31, 2001, our development group consisted of 131 people. In 2001, 2000, and 1999, research and development expenses were approximately $20.8 million, $15.1 million, and $19.8 million, respectively. We expect that we will need to continue to commit significant resources to our product research and development in the future.

   If we are unable, for technical or other reasons, to develop and introduce new products and services, or enhancements of existing products and services, in a timely manner in response to changing market conditions or customer requirements, or if new products and services do not achieve market acceptance, our business, financial condition, and operating results will be materially adversely affected.

Industry and Competitive Background

  Industry

   In addition to the expectations companies typically face, including heightened pressure to lower operational costs, increase revenues, and deliver value to their customers, companies now are frequently reacting to regulatory changes and new competitive pressures. To be successful in this complex environment, organizations must coordinate applications that support customers, adopt a customer-centric approach to information and minimize manual work efforts. Consequently, we believe an increasing number of companies are implementing rules based solutions that help to deliver stronger financial performance, a more productive workforce and superior customer satisfaction and retention.

  Competition

   The application software market is intensely competitive and subject to rapid change, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from

   . Potential and current customers' information technology departments, which may seek to develop proprietary systems;

   . Software application vendors, such as Siebel Systems, Onyx, and Chordiant, whose products span multiple industries;

   . Enterprise Application Vendors, such as Oracle, PeopleSoft Inc., IBM and
     SAP;

   . Companies that target specific markets such as financial services, healthcare, and insurance such as Carreker, Sterling, Microbank and Smartstream;

   . Rules and business process automation vendors such as Blaze Software, FileNet Inc., and ILog, who look to improve workflow capabilities and business processes; and

   . Professional services organizations that develop custom software in conjunction with rendering consulting services.

   We believe that the principal competitive factors within our market include:

   . Proven success in delivering cost-saving and efficiency improvements;

   . Product adaptability, scalability, functionality, and performance;

   . Timely development and introduction of new products and product enhancements;

  .  Establishment of a significant base of reference customers;

  .  Ability to integrate with other products and technologies;

  .  Customer service and support;

  .  Product price;

  .  Vendor reputation; and

   . Relationships with systems integrators.

   Although we believe our products compare favorably against the competition, the market is constantly evolving and new competitors are emerging. There can be no assurance that we can maintain our competitive position against current and potential competitors. Many of our competitors can devote greater managerial or financial resources to develop, promote, and distribute customer relationship management software and provide related implementation, consulting, training, and support services. Additionally, there can be no assurance that current or future competitors will not develop products or services which may be superior in one or more respects or which may gain greater market acceptance. Current and future competitors have established or may establish cooperative arrangements or strategic alliances among themselves or with third parties, enhancing their abilities to compete. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures will not materially and adversely affect our business, operating results, and financial condition.

   We rely on system consulting and system integration firms for recommendation and implementation of our products during the evaluation stage of the purchase process. These third parties often have similar, and, in some cases, more established, relationships with our competitors. There can be no assurance that these third parties, many of which have significantly greater resources, will not market competitive software products in the future or will not otherwise reduce or discontinue their relationships with or support of us and our products.

Employees

   As of December 31, 2001, we had 476 employees, of whom approximately 373 were based in the United States, 10 were based in Canada, 78 were based in Europe, 13 were based in Australia, and 2 were based in Singapore. Of the total, approximately 71 were in sales and marketing, 164 performed consulting and customer support, 131 performed research and development, and 110 were in administration and finance.

   Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and marketing, and managerial personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel in the future. None of our employees is represented by a labor union or is subject to a collective bargaining agreement.

Backlog of License, Maintenance and Consulting Revenues

   As of December 31, 2001, we had software license and maintenance agreements and fixed fee professional services agreements with our customers expected to result in approximately $32.5 million of revenue in 2002. Under such agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. Our management does not believe that backlog, as defined above, is a meaningful indicator of future financial performance.

ITEM 2:  PROPERTIES

   Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,228 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2003, subject to our option to extend the term for up to eight additional years. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2006. We believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3:  LEGAL PROCEEDINGS

   Pegasystems Inc. v. Carreker Corporation, C.A. No. 19043 (Del Ch.) On August 7, 2001, the Company filed a Verified Complaint (the "Complaint") against Carreker Corporation ("Carreker") in Delaware Chancery Court. The Complaint alleged that Carreker breached the Product Development, Distribution and Sublicensing Agreement (the "Agreement") that Pegasystems and Carreker executed in May 1999. Through that Agreement,

Pegasystems and Carreker had committed to devote their efforts to jointly develop backroom banking products employing Pegasystems' workflow products as core components, and to refrain from other activities or alliances that would create products within the exception management market. The Complaint alleged that Carreker breached the Agreement when it acquired Check Solutions Company and continued the development, marketing and sales of Check Solutions products; that Carreker breached its covenant of good faith and fair dealing; and that Carreker had engaged in unfair competition. The Complaint sought to enjoin Carreker (including Check Solutions) from developing, marketing, licensing, advertising, leasing or selling any products that compete with those jointly developed by Pegasystems and Carreker under the Agreement, or any exception management products or services other than those products jointly developed by Carreker and Pegasystems under the Product Development, Distribution and Sublicensing Agreement between the parties. Pegasystems moved for expedited discovery (which the Court allowed), and for a preliminary injunction. On August 20, 2001, the Company filed a verified Amended Complaint. On October 1, 2001, the Court issued a Memorandum Opinion dated September 28, 2001, granting Pegasystems' motion and concluding that a preliminary injunction should issue. The Court found that the undisputed facts preliminarily established that Carreker's acquisition of Check Solutions violated several provisions of the Agreement, including: the requirement that Carreker refrain from any development activities or alliances which would create competing products; the requirements that Carreker not assume any obligation or restriction that does or would interfere or conflict with its performance under the Agreement; and the requirement that Carreker exercise its best efforts to market and sell the jointly-developed products in its exclusive territory. The Court further found that none of the defenses set forth by Carreker had merit. On October 15, 2001, the Court denied a motion by Carreker seeking reconsideration, and on October 17, 2001, the Court entered the Preliminary Injunction Order. On August 27, 2001, Carreker filed a Demand for Arbitration with the American Arbitration Association (the "AAA"), and provided Pegasystems with notice purporting to terminate the Agreement. Pegasystems opposed the filing of the Demand for Arbitration, on the ground that Carreker had not exhausted the dispute resolution procedures in the Agreement, and also argued that the purported notice of termination was invalid. In the Court's September 28 Opinion, it found that because the Agreement did not provide Carreker with a contractual right to terminate, Carreker's notice of termination - sent only after the litigation was commenced - had no legal force. On October 5, 2001, the AAA agreed with the Company that Carreker's arbitration demand was premature, and directed the parties to mediate their dispute. On November 5, 2001, the Company announced that it had reached a settlement agreement with Carreker, resolving both the Delaware and AAA proceedings, which have been dismissed and closed, respectively.

   In the Matter of the Arbitration Between Pegasystems Inc, et al., and Ernst & Young, LLP, et al. On June 9, 2000, the Company and two of its officers filed a complaint against Ernst & Young, LLP and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court. The Complaint alleges that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. The complaint sought compensatory damages, including contribution for losses and other costs incurred in connection with certain class action securities litigation, which has been settled. On April 5, 2001, the Court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. The parties have agreed to arbitrate this dispute. An arbitration hearing has tentatively been scheduled for June 2002.

   SEC Investigation. In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and certain individuals currently or formerly associated with the Company concerning past accounting matters, financial reports and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company continues to cooperate fully with the investigation.

   Qwest Arbitration. On January 17, 2002, the Company filed a demand for arbitration with the American Arbitration Association in Denver, Colorado against Qwest Corporation, successor in interest to US West

Business Resources, Inc. The Company is seeking monetary damages in the arbitration relating to Qwest's termination of a software license and service agreement between the parties. On February 8, 2002, Qwest filed a counterclaim against the Company seeking monetary damages for alleged breach of that agreement by the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of fiscal 2001, there were no matters submitted to a vote of security holders.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The names of our executive officers and certain information about them are set forth below as of December 31, 2001:

          Name           Age Position(s) and Office(s) Held
          ----           --- ------------------------------
Alan Trefler............ 45  Chief Executive Officer and Director
Richard H. Jones........ 50  President and Chief Operating Officer
Joseph J. Friscia....... 47  Executive Vice President of Sales and Service
Christopher J. Sullivan. 43  Senior Vice President, Chief Financial Officer and Treasurer
Kenneth Olson........... 52  Senior Vice President of Advanced Technology
Michael Pyle............ 47  Senior Vice President of Product Development

   Our executive officers are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified. There are no family relationships among any of our executive officers or directors.

   Alan Trefler, a founder of Pegasystems, serves as Chief Executive Officer and has been a Director since we organized in 1983. Prior thereto, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in economics and computer science from Dartmouth College.

   Richard H. Jones joined Pegasystems in 1999 and was elected a Director of Pegasystems in 2000. Prior to joining us, he served as Chief Asset Management Executive and a member of the Operating Committee at Barnett Banks, Inc., which at the time was among the nation's 25 largest banks, from 1995 to 1997. He served as CEO of Fleet Investment Services, a brokerage and wealth management organization, from 1991 to 1995. His prior experience also includes serving as executive vice president with Fidelity Investments, an international provider of financial services and investment resources and as a principal with the consulting firm of Booz, Allen & Hamilton. Mr. Jones holds an undergraduate degree from Duke University, with majors in both economics and management science. He also holds an M.B.A. degree from the Wharton School of the University of Pennsylvania.

   Joseph J. Friscia joined Pegasystems in 1984 to establish our New York office. Mr. Friscia has served as Executive Vice President of Sales and Service since 1987, and has recently undertaken responsibility for delivery of consulting and installation services. Prior to joining us, he worked as a money transfer operations manager with Bankers Trust Company and J. Henry Schroder Bank and Trust Company. Mr. Friscia holds a B.A. degree from Long Island University and an M.B.A. degree from Adelphi University.

   Christopher J. Sullivan joined Pegasystems in July 2001. In August 2001, he was elected Senior Vice President, Chief Financial Officer and Treasurer. From August 2000 to July 2001, he served as CFO at Event Zero, an IT consulting company. From December 1998 to August 2000, he was the CFO and Executive Vice

President of AMS Holding Group, a software and information services provider to the insurance industry. From 1997 to 1998, he served as Vice President of Finance at Compaq Computer Corporation, a computer company. From 1996 to 1997, he held an executive financial management position at Fisher Scientific International, Inc., a distributor of clinical and scientific laboratory equipment. He holds a B.S.B.A. degree and an M.B.A. degree from Babson College.

   Kenneth Olson a founder of Pegasystems, joined Pegasystems in 1983 and served as Vice President of Technical Development until 2000. Since 2000, he has served as Senior Vice President of Advanced Technology, and holds primary responsibility for new product development. Prior to Pegasystems, Mr. Olson held positions at TMI Systems Corporation, where he was involved with the development and installation of software solutions in European and Middle Eastern markets. He holds a B.S. degree in the fields of Humanities and Science from the Massachusetts Institute of Technology.

   Michael Pyle joined Pegasystems in 1985 and has served as Senior Vice president of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle's professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the United States. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the C.S. College in London.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

   The following table sets forth the range of high and low sales prices of our common stock on the National Association of Security Dealers Automatic
Quotation ("Nasdaq") National Market System for 2001 and 2000. Our common stock is traded under the Nasdaq Symbol "PEGA." As of February 1, 2002, we had approximately 60 stockholders of record and approximately 4,500 beneficial owners of our common stock. On February 1, 2002, the closing sale price of the common stock was $5.55. We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance future growth, and therefore, do not anticipate paying any dividends in the foreseeable future.

                                          High   Low
                                          ----- -----
                           2001
                           First Quarter. $6.38 $2.75
                           Second Quarter $5.00 $2.07
                           Third Quarter. $4.43 $2.30
                           Fourth Quarter $4.60 $2.21

                                          High   Low
                                         ------ -----
                          2000
                          First Quarter. $25.81 $9.50
                          Second Quarter $11.63 $5.00
                          Third Quarter. $ 7.91 $3.92
                          Fourth Quarter $ 5.75 $2.03

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data presented below have been derived from our consolidated financial statements. This data may not be indicative of our future condition or results of operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes.

                                                                  Years Ended December 31,
                                                      -----------------------------------------------
                                                        2001     2000      1999      1998      1997
                                                      -------- --------  --------  --------  --------
                                                           (in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue........................................ $ 92,287 $ 80,806  $ 76,629  $ 61,769  $ 44,361
Income (loss) from operations........................    6,534  (25,952)   (5,920)  (22,797)   (3,388)
Net income (loss)....................................   12,534  (20,856)   (2,410)  (11,618)    1,085
Earnings (loss) per share:...........................
 Basic............................................... $   0.38 $  (0.71) $  (0.08) $  (0.41) $   0.04
 Diluted............................................. $   0.37 $  (0.71) $  (0.08) $  (0.41) $   0.04
Weighted average number of common shares outstanding:
 Basic...............................................   32,677   29,206    28,947    28,604    28,284
 Diluted.............................................   33,434   29,206    28,947    28,604    30,268

                                                                  Years Ended December 31,
                                                      -----------------------------------------------
                                                        2001     2000      1999      1998      1997
                                                      -------- --------  --------  --------  --------
                                                                       (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents............................ $ 33,017 $ 17,339  $ 30,004  $ 24,806  $ 52,005
Working capital......................................   57,157   43,758    49,790    33,883    62,708
Long-term license installments, net..................   43,155   37,401    36,744    49,000    36,403
Total assets.........................................  125,072  110,493   124,991   139,260   127,520
Long-term debt.......................................       --       --        --        --        --
Stockholders' equity.................................  104,958   92,063   101,045   101,919   112,721

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Significant accounting policies of which you should be aware in order to understand the discussion which follows include our revenue recognition policies, practices with respect to revenues and allowances, and litigation. A discussion of our revenue recognition practices follows. The reader is referred to the Notes to Consolidated Financial Statements for information on other important accounting practices.

   Historically, the timing of our revenue has been unpredictable. The timing of license revenue recognition is generally related to the completion of implementation services and acceptance of the licensed software by the customer, the timing of which has proven difficult to predict accurately. Our focus on closing large license transactions may cause volatility of our quarterly operating results.

   Our revenue is derived from two primary sources: software license fees and service fees. Software license fees are generally payable on a monthly basis under term license agreements, which generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance and commitment to the contractual payment stream. A portion of the fee from each arrangement is initially deferred and recognized as installment receivable interest income over the license term. In addition, many of our license agreements provide for license fee increases based on inflation. The net present value of such increases is recognized as revenue when the values are determinable. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates, typically below prime rate, and have varied between 3.5% and 8.00% for the three years ended December 31, 2001. As a result, revenue that we recognize relative to these types of license arrangements can be impacted by changes in market interest rates. For software license agreement renewals, license revenue is recognized upon customer commitment to the new license terms.

   Our service revenue is comprised of fees for software implementation, consulting, maintenance, and training services. Our software implementation and consulting agreements typically require us to provide a specified level of implementation services for a specified fee, with additional consulting services available at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Revenues for fixed price projects are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined. Costs associated with fixed price contracts are expensed as incurred. Historically, we have had difficulty developing accurate estimates of time and resources needed to complete fixed price projects. As a result, determination of the fair value of the elements of the contract has generally occurred later in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. Prior to the point at which the fair value of the elements of a contract can be determined, revenue recognition for fixed price projects is limited to amounts equal to costs incurred, resulting in no gross profit. Once the fair values of the elements of a contract are apparent, profit associated with the fixed price services elements will begin to be recognized. Software license customers are offered the option to enter into a maintenance contract, which requires the customer to pay a monthly maintenance fee over the term of the maintenance agreement, typically renewable annually. Prepaid maintenance fees are deferred and are recognized evenly over the term of the maintenance agreement. We generally recognize training fees as the services are provided. We reduce revenue for estimates of the fair value of potential concessions during the period in which revenue is initially recorded, which are in turn recognized as revenue when the related elements are completed and provided to the customer.

   International revenues were 23%, 26%, and 21% of total consolidated revenues in 2001, 2000, and 1999, respectively. Our international revenues may fluctuate in the future because such revenues generally result from a small number of product acceptances during a given period. Historically, most of our contracts have been denominated in U.S dollars. We expect, however, that in the future more of our contracts may be denominated in foreign currencies thereby exposing us to increased currency exchange risk.

   Over the last several years, we have been involved in several lawsuits. In 2000, we recorded a charge of $14.8 million, representing the costs of settling two shareholder class action suits. We generally record the estimated cost of settling litigation when it is both probable that a settlement will be required and the amount we expect to pay can be reasonably estimated. Legal defense costs associated with these suits were expensed as incurred.

   The following shows certain items reflected in our Statements of Operations as a percentage of total revenue:

                                                      Year Ended December 31,
                                                      ---------------------
                                                       2001   2000    1999
                                                      -----   -----   -----
       Software license revenue......................  47.7%   41.8%   36.7%
       Services revenue..............................  52.3    58.2    63.3
                                                      -----   -----   -----
           Total revenue............................. 100.0   100.0   100.0
       Cost of software license......................   3.3     2.9     3.9
       Cost of services..............................  37.5    48.3    41.7
                                                      -----   -----   -----
           Total cost of revenue.....................  40.8    51.2    45.6
                                                      -----   -----   -----
    Gross profit.....................................  59.2    48.8    54.4
       Research and development......................  22.6    18.7    25.9
       Selling and marketing.........................  19.0    29.9    24.9
       General and administrative....................  10.6    12.8    11.3
       Litigation settlement and restructuring costs.    --    19.6      --
                                                      -----   -----   -----
    Total operating expenses.........................  52.2    81.0    62.1
                                                      -----   -----   -----
    Income (loss) from operations....................   7.0   (32.2)   (7.7)
    Installment receivable interest income...........   6.7     5.0     4.9
    Other interest income, net.......................   0.9     2.1     1.2
    Other (expense) income, net......................    --    (0.4)    0.4
                                                      -----   -----   -----
    Income (loss) before provision for income taxes..  14.6   (25.5)   (1.2)
    Provision for income taxes.......................   1.0     0.4     1.9
                                                      -----   -----   -----
    Net income (loss)................................  13.6%  (25.9)%  (3.1)%
                                                      =====   =====   =====

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

  Revenue

   Total revenue for 2001 increased 14% to $92.3 million from $80.8 million for 2000. The increase was primarily due to increased software license revenue.

   Software license revenue for 2001 increased 30% to $44.1 million from $33.8 million for 2000. The increase was due primarily to software license acceptances by existing customers and $2.3 million due to improved accounting estimates relating to the revenue attributable to the inflation adjustment provisions contained in our long-term software license agreements. A significant portion of our software license revenue is from existing customers. Software license revenue in the fourth quarter of 2001 increased to $13.9 million from $10.6 million in the third quarter, driven primarily by customer acceptance of a significant installation and $1.1 million of revenue associated with licenses sold to Carreker Corporation in connection with the resolution of a dispute. New contract signings with customers slowed towards the latter part of 2001, which is likely to negatively impact license revenue in the first half of 2002.

   Services revenue for 2001 increased 3% to $48.2 million from $47.0 million for 2000. The increase was due primarily to higher maintenance revenue from a larger installed base. Service revenue for the fourth quarter of 2001 decreased to $9.6 million from $12.5 million in the third quarter, reflecting the impact of current generally weak economic conditions and customers' delayed spending and fewer new license contracts.

   Deferred revenue at December 31, 2001 consisted primarily of billed fees from arrangements for which acceptance of the software license or service milestone had not occurred, the unearned portion of service revenue and advance payment of maintenance fees. Deferred revenue balances increased to $6.2 million as of December 31, 2001 from $5.1 million as of December 31, 2000, due to billings for software licenses in advance of customer acceptance and advance payment of maintenance fees.

  Cost of revenue

   Cost of software license revenue for 2001 increased 28% to $3.0 million from $2.4 million for 2000. Cost of software license includes the amortization associated with a stock purchase warrant issued by us in September 1997, and our acquisition of software for resale. The increase was due to software acquired by us during 2000, which, after initially being amortized over three years, was expensed in full in the second quarter of 2001 because the productive use of this software was no longer anticipated. Cost of software license as a percentage of license revenue for 2001 and 2000 was 7%.

   Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services.

   Cost of services for 2001 decreased 11% to $34.6 million from $39.0 million for 2000. Cost of services as a percentage of service revenue decreased to 72% for 2001 from 83% for 2000. These decreases were primarily due to reduced staff including compensation, travel and facilities expense, partially offset by higher third party contracted consultant spending. The decrease as a percent of service revenue was also partially due to higher service revenue.

  Operating expenses

   Research and development expenses for 2001 increased 38% to $20.8 million from $15.1 million for 2000. As a percentage of total revenue, research and development expenses increased to 23% for 2001 from 19% for 2000. These increases were a result of growth in staffing costs including compensation and benefits, the redeployment of internal resources and increased use of third party consultants.

   Selling and marketing expenses for 2001 decreased 27% to $17.5 million from $24.1 million for 2000. As a percentage of total revenue, selling and marketing expenses decreased to 19% for 2001 from 30% for 2000. The decreases were due to reduced spending on infrastructure, marketing programs, and travel. The decrease as a percent of revenue was also due to higher revenue.

   General and administrative expenses for 2001 decreased 5% to $9.8 million from $10.3 million for 2000. As a percentage of total revenue, general and administrative expenses decreased to 11% for 2001 from 13% for 2000. These decreases were due primarily to lower discretionary spending on infrastructure, benefits and third party consulting, partially offset by higher compensation costs, including incentive compensation.

  Installment receivable interest income

   Installment receivable interest income for 2001, which consists of the portion of all license fees under long-term software license agreements that is attributable to the time value of money, increased 53% to $6.2 million from $4.0 million for 2000. The increase was due to improved accounting estimates regarding the amount of interest income earned on license transactions recorded in 2001, higher average discount rates, and the increased value of our portfolio of customer licenses. A portion of the fee from each license lease arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license lease. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates, typically below prime rate, and have varied between 3.5% and 8.00% for the three years ended December 31, 2001.

  Other interest income, net

   Interest income, net decreased 50% to $0.8 million for 2001 from $1.7 million for 2000. The decrease was due to lower yields on investments due to declining interest rates.

  Other income (expense), net

   Other income (expense), net, which consists primarily of currency exchange gains or losses and reseller development funds received from third-party vendors of computer hardware products, was a $15 thousand gain for 2001 and a $286 thousand expense for 2000. The increase was due to a lower currency exchange loss, and increased reseller development funds.

  Income (loss) before provision for income taxes

   Income (loss) before provision for income taxes improved to $13.5 million in 2001 from a loss of $4.7 million in 2000, excluding litigation settlement and restructuring costs of $15.8 million in 2000. Of this $18.2 million improvement, $2.3 million is due to improved accounting estimates relating to the revenue attributable to the inflation adjustment provisions contained in our long-term software license agreements. Of the remaining $15.9 million improvement, $7.3 million is from increased software license gross margin from increased revenues, $5.7 million in improved service gross margin mostly due to cost reductions, $1.4 million from reduced operating expenses and $1.5 million of other improvements in interest income and other income and expense.

  Provision for income taxes

   The provision for income tax was $1.0 million in 2001, an increase from $0.3 million in 2000. The 2000 tax provision consisted of foreign subsidiary income tax. The increase is related to minimum tax due on current year U.S. profits and foreign subsidiary income. Minimal provisions for income taxes have been made due to the availability of loss carry forwards to offset current period income. See Note 8 of Notes to Consolidated Financial Statements.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenue

   Total revenue for 2000 increased 5.5% to $80.8 million from $76.6 million for 1999. An increase in license revenue was offset partially by a decrease in services revenue.

   Software license revenue for 2000 increased 20.2% to $33.8 million from $28.1 million for 1999. The increase was due primarily to a rise in software license acceptances by existing and new customers. License revenue recognized in 2000 that had been deferred from prior year(s) decreased to $1.3 million in 2000 from $9.9 million in 1999.

   Services revenue for 2000 decreased 3.1% to $47.0 million from $48.5 million for 1999. The decrease was due primarily to a lower allocation of software license revenue to services revenue under SOP 97-2 and 98-9. The decrease was partially offset by a $1.4 million increase in maintenance revenue due to a larger installed product base. Service revenue recognized in 2000 that had been deferred from prior year(s) decreased to $3.4 million in 2000 from $4.7 million in 1999.

  Cost of revenue

   Cost of software license revenue for 2000 decreased 21.0% to $2.4 million from $3.0 million for 1999. In 1999, cost of software license included $0.5 million of purchased software that was resold and expensed. Cost of software license relates to the amortization associated with a stock purchase warrant issued by us in June 1997, and our acquisition of First Data Resources Corporation's ESP software product. These costs are being amortized through December 31, 2002. Amounts amortized prior to the sale of products incorporating the related purchased software were treated as research and development expenses. Product sales incorporating such software began in the fourth quarter of 1998. Cost of software license as a percentage of license revenue for 2000 decreased to 7.0% from 10.7% in 1999. The lower percentage was due to the increase in license revenue, and reduction in cost of software license.

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

  Litigation settlement and restructuring costs

   We were involved in two lawsuits related to restatements of our financial statements (the Chalverus Case and the Gelfer Case). We settled both cases and recorded a charge of $14.8 million (net of insurance reimbursements of $4.3 million) in 2000, reflecting the cost of the settlements and legal costs. See
Note 10 of Notes to Consolidated Financial Statements.

   During the three months ended December 31, 2000, we took a one-time restructuring charge of $1.0 million for severance of 75 employees and leased facilities costs. Approximately $0.2 million of depreciation expense was booked due to reduced economic life of leased facilities under the restructuring plan. As of December 31, 2000, $0.8 million of accrued severance remained. Terminations were completed in January 2001.

  Installment receivable interest income

   Installment receivable interest income for 2000, which consists of the portion of all license fees under long-term software license agreements that is attributable to the time value of money, increased 6.4% to $4.0 million from $3.8 million for 1999. This change was primarily due to the increase in our installment receivable balance.

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

  Provision for income taxes

   The provision for income tax was $0.3 million in 2000, a decrease from the $1.5 million in 1999. The 2000 tax provision consists of foreign subsidiary income tax. No benefit was provided for domestic losses incurred. See Note 8 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

   We have funded our operations primarily from cash flow from operations and the proceeds of our public stock offerings. At December 31, 2001, we had cash and cash equivalents of $33.0 million and working capital of approximately $57.2 million.

   Net cash provided by (used in) operations for 2001 was $15.9 million compared with ($11.2) million for 2000. Of the $27.1 million improvement, $17.6 million was due to improved profitability from on going operations. During 2000, cash used in operations included litigation settlement payments of $4.5 million, net of insurance recovery. The remaining improvement was due to improved collections of accounts receivable and to net changes in deferred revenues, accounts payable and accrued expenses.

   Net cash used in investing activities for 2001 was $0.1 million compared with $3.0 million for 2000. The decrease was primarily due to reduced purchases of equipment and leasehold improvements, partially offset by the net changes in other long-term assets and liabilities.

   Net cash provided by financing activities for 2001 was $46 thousand compared with $1.6 million for 2000. The decrease was primarily due to lower proceeds from exercises of stock options and the employee stock purchase plan.

   On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation (1mind) for initial consideration valued at $3.6 million, consisting of 569,949 shares of our common stock and warrants to purchase for nominal consideration 83,092 shares of our common stock. Depending upon the achievement of specified milestones by the acquired business in 2002 and validation of the negotiated value of 1mind, we will pay up to approximately $6 million in additional consideration substantially in the form of shares of our common stock. The acquisition of 1mind will be accounted for as a purchase. We have not yet completed the process of appraising the fair values of 1mind assets, and accordingly have not yet allocated the purchase price.

   We believe that current cash, cash equivalents, and cash flow from on going operations will be sufficient to fund our operations until at least the end of 2002. We expect to receive cash during 2002 of $31.4 million for license installments and $7.6 million for maintenance under existing contracts.
Material risks to additional cash flow from operations include, but are not limited to, a decline in services revenues and delayed or reduced cash payments accompanying sales of new licenses. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as we require. We have commitments under non-cancelable leases, See Note 7 of Notes to Consolidated Financial Statements.

   Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. We expect to receive the following amounts of cash over the next five years in connection with our existing term license agreements:

                                          License Installments
                 Years Ended December 31,    (in thousands)
                           2002..........       $31,359
                           2003..........        23,470
                           2004..........        15,540
                           2005..........        10,184
                           2006..........         4,686
                                                -------
                                                $85,239
                                                =======

Inflation

   Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.

Significant Customers

   In 2001, 2000 and 1999, we had one customer that accounted for 13.5%, 11.7% and 12.5%, respectively, of our total consolidated revenue.

Forward-Looking Statements

   This Annual Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Some of the important risks and uncertainties that may cause our operating results to differ materially or adversely are discussed below.

   We are being investigated by the Securities and Exchange Commission. In May of 1999, the Boston office of the Securities and Exchange Commission ("SEC") issued a Formal Order of Private Investigation of us and certain individuals, currently or formerly associated with us, concerning past accounting matters, financial reports and other public disclosures and trading activity in our securities during 1997 and 1998. Such investigation may result in the SEC imposing fines on us or taking other measures that may have a material adverse impact on our financial position or results of operations. In addition, regardless of the outcome of the investigation, it is likely that we will incur substantial defense costs and that such investigation will cause a diversion of management time and attention. Finally, the negative publicity resulting from the investigation has made and may continue to make it more difficult for us to close sales, which in turn could have a material adverse impact on our financial position or results of operations.

   Our stock price has been volatile. Quarterly results have fluctuated and are likely to continue to fluctuate significantly. The market price of our common stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, statements and ratings by financial analysts, and overall market performance, will have a significant effect on the price for shares of our common stock. Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future. We plan product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

   The timing of license revenues is related to the completion of implementation services and product acceptance by the customer, the timing of which has been difficult to predict accurately. There can be no assurance that we will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts' expectations. Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect a policy of recognizing revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed payments due during the term. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from one to six months but in some cases significantly longer. In addition, we are more focused on closing larger but fewer license transactions than in the past. This may increase the volatility in our quarterly operating results. Risks over which we have little or no control, including customers' budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes dictated by customers may delay product implementation and revenue recognition.

   We will need to develop new products, evolve existing ones, and adapt to technology change. Technical developments, customer requirements, programming languages and industry standards change frequently in our markets. As a result, success in current markets and new markets will depend upon our ability to enhance current products, to develop and introduce new products that meet customer needs, keep pace with technology changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement and testing. There can be no assurance that we will have sufficient resources to make necessary product development investments. We may experience difficulties that will delay or prevent the successful development, introduction or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner would adversely affect future financial performance. Our products are complex and may contain errors. Errors in products will require us to ship corrected products to customers. Errors in products could cause the loss of or delay in market acceptance or sales and revenue, the diversion of development resources, injury to our reputation, or increased service and warranty costs which would have an adverse effect on financial performance.

   We have historically sold to the financial services market. This market is consolidating rapidly, and faces uncertainty due to many other factors. We have historically derived a significant portion of our revenue from customers in the financial services market, and our future growth depends, in part, upon increased sales to this market. Competitive pressures, industry consolidation, decreasing operating margins within this industry, currency fluctuations, geographic expansion and deregulation affect the financial condition of our customers and their willingness to pay. In addition, customers' purchasing patterns are somewhat discretionary. As a result, some or all of the factors listed above may adversely affect the demand by customers. The financial services market is undergoing intense domestic and international consolidation. In recent years, several customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance.

   If existing customers do not renew their licenses, our financial results may suffer. A significant portion of total revenue has been attributable to license renewals. While historically a majority of customers have renewed their licenses, there can be no assurance that a majority of customers will continue to renew expiring licenses. A decrease in license renewals absent offsetting revenue from other sources would have a material adverse effect on future financial performance. In addition, transition to prepaid perpetual licenses may have a material adverse impact on the amount of license renewal revenues in future periods.

   We depend on certain key personnel, and must be able to attract and retain qualified personnel in the future. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales, and marketing personnel, including Mr. Trefler, our Chief Executive Officer. The loss of key personnel could adversely affect financial performance. We do not have any significant key-man life insurance on any officers or employees and do not plan to obtain any. Our success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain our products is limited, and competition for their services is intense, and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to do so, our business, operating results, and financial condition could be materially adversely affected.

   The market for our offerings is increasingly and intensely competitive, rapidly changing, and highly fragmented. The market for customer relationship management software and related implementation, consulting and training services is intensely competitive and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with companies that target the customer interaction and workflow markets and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote and distribute products and provide related consulting and training services. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

   We must manage increased business complexity and growth effectively. Our business has grown in size, geographic scope and complexity and we have expanded our product offerings and customer base. This growth and expansion has placed, and is expected to continue to place, a significant strain on management, operations and capital needs. Continued growth will require us to hire, train and retrain many employees in the United States and abroad, particularly additional sales and financial personnel. We will also need to enhance our financial and managerial controls and reporting systems. We cannot assure that we will attract and retain the personnel necessary to meet our business challenges. Failure to manage growth effectively may materially adversely affect future financial performance.

   We rely on certain third-party relationships. We have a number of relationships with third parties that are significant to sales, marketing and support activities and product development efforts. We rely on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen our products through the use of industry-standard tools and utilities. We also have relationships with third parties that distribute our products. In particular, we rely on our relationship with First Data Corporation for the distribution of products to the credit card market and with PFPC Inc. for distribution of products to the mutual fund market. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with ours in the future or will not otherwise end their relationships with or support of us.

   We may face product liability and warranty claims. Our license agreements typically contain provisions intended to limit the nature and extent of our risk of product liability and warranty claims. There is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Also, there is a risk that these contract terms might not bind a party other than the direct customer. Furthermore, some of our licenses with our customers are governed by non-U.S. law, and there is a risk that foreign law might give us less or different protection. Although we have not experienced any material product liability claims to date, a product liability suit or action claiming a breach of warranty, whether or not meritorious, could result in substantial costs and a diversion of management's attention and our resources.

   We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 23%, 26% and 21% of our total revenue in 2001, 2000 and 1999, respectively. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in continental Europe and in Australia. We believe that our continued growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

   In addition, there can be no assurance that we will be able to maintain or increase international market demand for our products. Most of our international sales are denominated in U.S. dollars. Accordingly, any appreciation of the value of the U.S. dollar relative to the currencies of those countries in which we distribute our products may place us at a competitive disadvantage by effectively making our products more expensive as compared to those of our competitors. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, increased tariffs and other trade barriers, the costs of localizing products for local markets and complying with local business customs, longer accounts receivable patterns and difficulties in collecting foreign accounts receivable, difficulties in enforcing contractual and intellectual property rights, heightened risks of political and economic instability, the possibility of nationalization or expropriation of industries or properties, difficulties in managing international operations, potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of "double taxation"), enhanced accounting and internal control expenses, and the burden of complying with a wide variety of foreign laws. There can be no assurance that one or more of these factors will not have a material adverse effect on our foreign operations, and, consequentially, our business, operating results, and financial condition.

   We face risks related to intellectual property claims or appropriation of our intellectual property rights. We rely primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect our proprietary rights. In October 1998, we were granted a patent by the United States Patent and Trademark Office relating to the architecture of our systems. We cannot assure that such patent will not be invalidated or circumvented or that rights granted there under or the description contained therein will provide competitive advantages to our competitors or others. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain the use of information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

   We are not aware that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results, and financial condition.

   We face risks related to the acquisition of 1mind. On February 6, 2002, we acquired substantially all of the assets and specified liabilities of 1mind Corporation and its wholly owned subsidiary (collectively, "1mind"). Following the acquisition of 1mind, we intend to intensify our focus on marketing and selling our products and services within the healthcare market. We face risks in connection with integrating 1mind's technology and personnel into the combined company. Additionally, we face risks involved with integrating and retaining key former 1mind personnel. Overcoming these risks may result in undue cost or delay and may require us to divert management time and attention from our primary business operations. The result could be an adverse effect on our financial results.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

   We derived approximately 23% of our total revenue in 2001 from sales to customers based outside of the United States. Certain of our international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although our sales denominated in foreign currencies in 2001 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to us on the sale of our products in such foreign currencies.

   We believe that at current market interest rates, the fair value of license installments receivable approximates carrying value as reported on our balance sheets. However, there can be no assurance that the fair value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair value of the license installments receivable. The carrying value reflects a weighted average of historic discount rates, and moves with market rates as new license installment receivables are added to the portfolio, which mitigates exposure to market interest rate risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial statement schedules are set forth in Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this Form 10-K and are filed herewith.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to our executive officers is set forth in Part I, immediately following Item 4, of this Report under the caption "Executive Officers of the Registrant." The following information is furnished with respect to each Director.

   Alexander V. d'Arbeloff, 74, has been a Director of Pegasystems since August 2000. As of December 2000, he was also elected a member of our Compensation Committee. In 1960, Mr. d'Arbeloff co-founded Teradyne, Inc., a leading manufacturer of automatic test equipment and interconnection systems for the electronics and telecommunications industries. Mr. d'Arbeloff served as President and Chief Executive Officer of Teradyne until May 1997, and remained Chairman of the Board until June 2000. Since 1989, Mr. d'Arbeloff has been a member of the MIT Corporation, and was named its Chairman in July 1997. Mr. d'Arbeloff also serves on the board of PRI Automation Inc. and on the boards of several private companies.

   Richard H. Jones, 50, joined Pegasystems in October 1999 and was elected a Director of Pegasystems in November 2000. Prior to joining Pegasystems, he served as Chief Asset Management Executive and a member of the Operating Committee at Barnett Banks, Inc, which at the time was among the nation's 25 largest banks, from 1995 to 1997. He served as CEO of Fleet Investment Services, a brokerage and wealth management organization from 1991 to 1995. His prior experience also includes serving as executive vice president with Fidelity Investments, an international provider of financial services and investment resources and as a principal with the consulting firm of Booz, Allen & Hamilton. Mr. Jones holds an undergraduate degree from Duke University, with majors in both economics and management science. He also holds an M.B.A. degree from the Wharton School of the University of Pennsylvania.

   Steven F. Kaplan, 46, has served as a Director of Pegasystems since August 1999. As of December 2000 he was also elected a member of our Audit Committee. He currently is Managing Director of The Audax Group, a private equity and venture capital firm. From 1998 to 2000, Mr. Kaplan was affiliated with Texas Pacific Group, a private equity firm, and he served as President, Chief Operating Officer and Chief Financial Officer of Favorite Brands International Holding Corp., a confectionery company controlled by Texas Pacific Group. From 1996 to 1997, Mr. Kaplan was Executive Vice President and Chief Financial Officer of the Coleman Company, an international manufacturer of camping, outdoor recreation and hardware equipment. From 1993 to 1996, Mr. Kaplan was a financial and strategy consultant to venture capital and buy-out firms. During 1994, Mr. Kaplan served as Chief Financial Officer of Marcam Corporation, a software developer. Prior to that, Mr. Kaplan served as Executive Vice President and Chief Financial Officer of AM International, President of Harris Graphics and Partner of Boston Consulting Group. Mr. Kaplan holds an MS in Management, a BS in Electrical Engineering and Computer Science and a BS in Management Science from the Massachusetts Institute of Technology.

   William H. Keough, 64, has been a Director of Pegasystems and a member of our Audit Committee since June 2000. He served as a director of Thermo Ecoteck Corporation, an environmentally sound power plants and fuels public company, from November 1999 until September 2000, when the company was spun back into its parent, Thermo Electron. He also serves as chairman of the Board of Trustees of the National Multiple Sclerosis Society's Central New England chapter. He served as Senior Vice President and Chief Financial Officer of two public companies from 1968 to 1999, most recently at the Pioneer Group, a financial services business with $20 billion in assets, from 1986 to his retirement in 1999. Mr. Keough holds a B.S./B.A. in Finance from Boston College and an M.B.A. from Northeastern University.

   Edward A. Maybury, 62, has been a Director of Pegasystems since our organization in 1983. In December 2000, he was also elected a member of our Compensation Committee. Since July 1992, he has served as a Director, and from April 1992 through May 1993 was the President and Chief Executive Officer, of Creative Systems, Inc., a software and services company. Prior thereto, Mr. Maybury was the Chief Executive Officer of Data Architect Systems, Inc., a software and services company.

   James P. O'Halloran, 69, has been a Director of Pegasystems since 1999. From April 1999 to August 2001, he was the Senior Vice President, Chief Financial Officer, Treasurer, and Clerk of Pegasystems Inc From 1991 to 1999 he served as President of G & J Associates, Ltd., a financial consulting firm. From 1956 to 1990, he was with the international accounting firm of Arthur Andersen LLP serving as an audit partner from 1967 to his retirement in 1990. Mr. O'Halloran also currently serves as a director of ASA International Ltd., a software firm focusing on business applications for small and medium sized companies.

   Edward B. Roberts, 66, has been a Director of Pegasystems since June 1996. In December 2000, he was also elected a member of our Compensation Committee. Since the early 1960s, he has been the David Sarnoff Professor of Management of Technology at the Massachusetts Institute of Technology, where he founded and chairs the MIT Entrepreneurship Center. Dr. Roberts co-founded and is a Director of Medical Information Technology, Inc., a leading provider of healthcare information systems. He is also a Director of Advanced Magnetics, Inc., a specialty pharmaceutical company; NETsilicon, Inc., a semiconductor producer that links equipment to the Internet; Inverness Medical Technology, Inc., a manufacturer of medical diagnostics products; SOHU.com, Inc., an internet portal, and several early-stage high-technology firms. Dr. Roberts co-founded and served for 20 years as a general partner of the Zero Stage and First Stage Capital group of venture capital funds.

   Alan Trefler, 45, a founder of Pegasystems, served as President until October 1999 and Clerk until June 1999 and has been Chief Executive Officer and a Director since we organized in 1983. Prior to that, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a degree in economics and computer science from Dartmouth College.

   William W. Wyman, 64, has been a Director of Pegasystems since June 2000. In December 2000, he was also elected a member of our Audit Committee. From 1984 through 1995, Mr. Wyman was a partner at Oliver, Wyman & Company, a management consulting company which he co-founded. Mr. Wyman is also currently a director of US Timberlands, a limited partnership consisting of the growing of trees and the sale of logs and standing timber, and Predictive Systems, a network consulting company focused on the design, performance, management and security of complex computing networks.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires our Directors and executive officers, and persons who own more than ten percent of our Common Stock, to file reports with the Securities and Exchange Commission (the "SEC") disclosing their ownership of our stock and changes in such ownership of our stock. Copies of such reports are also required to be furnished to us.

   To our knowledge, based solely on review of copies of the above-mentioned reports furnished to us and written representations that no other reports were required during 2001, all such filing requirements were complied with in a timely fashion.

ITEM 11:  EXECUTIVE AND DIRECTOR COMPENSATION

Director Compensation

   Each non-employee Director of Pegasystems receives $1,000 for every Board or committee meeting attended. We also reimburse non-employee Directors for expenses incurred in attending Board meetings. In addition, non-employee Directors of Pegasystems are eligible to receive stock options under our 1996 Non-Employee Director Stock Option Plan and all Directors are eligible to receive stock options and stock grants under our 1994 Long-Term Incentive Plan. Currently, each non-employee Director is granted on an annual basis a fully vested option to purchase 10,000 shares of common stock at a price equal to the fair market value of the common stock on the date of grant under the 1996 Non-Employee Director Stock Option Plan. No other compensation is paid to Directors for attending Board or committee meetings. Messrs. d'Arbeloff, Kaplan, Keough, Maybury, O'Halloran, Roberts, and Wyman are currently the non-employee Directors of Pegasystems.

Executive Compensation

   The following table sets forth all compensation awarded to, earned by or paid for services rendered to us in all capacities during the years ended December 31, 2001, 2000, and 1999 by (i) our Chief Executive Officer (ii) the four most highly compensated other executive officers who were serving as executive officers at December 31, 2001 and (iii) any individual who would have been included in clause (ii) but for the fact that such individual was not serving as an executive officer at December 31, 2001 (collectively, the "Named Executive Officers"):

                          Summary Compensation Table

                                                                     Long Term
                                                                    Compensation
                                           Annual Compensation(1)      Awards
                                         -----------------------    ------------
                                                                     Securities
                                                                     Underlying     All Other
      Name and Principal Positions       Year Salary($) Bonus($)     Options(#)  Compensation($)
      ----------------------------       ---- --------- --------    ------------ ---------------
Alan Trefler............................ 2001 $200,000  $ 70,000(7)        --             --
 Chairman and Chief Executive Officer... 2000  200,000        --           --             --
                                         1999  200,000        --           --             --

Richard H. Jones........................ 2001  250,000   125,000(7)   100,000        $75,000(4)
 President and Chief Operations Officer. 2000  250,000        --           --         74,475
                                         1999   46,556        --      410,000             --


Joseph J. Friscia....................... 2001  255,000    80,000(7)    30,000             --
 Executive Vice President of Sales and.. 2000  200,000        --       50,000         60,554
 Service................................ 1999  200,000    60,000(2)   100,000         86,869

Michael R. Pyle......................... 2001  177,500    70,000(7)    40,000             --
 Senior Vice President of Product....... 2000  155,000     3,079(3)    50,000          1,644
 Development............................ 1999  155,000    60,000(2)    35,000         30,734

James P. O'Halloran..................... 2001  160,000        --       10,000          1,438(4)
 Retired Senior Vice President and Chief 2000  240,000    50,000(5)    10,000             --
 Financial Officer(6)................... 1999  150,728        --      150,000          4,406

Kenneth Olson........................... 2001  155,000    50,000(7)    30,000             --
 Senior Vice President of Advanced...... 2000  145,000     3,000(3)    40,000         11,457
 Technology............................. 1999  145,000    40,000(2)    30,000         53,385

--------
(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of the Named Executive Officers for 2001, 2000, and 1999.
(2) Represents bonuses earned in 1999 and paid in 2000.
(3) Represents payment for Y2K on-call coverage.
(4) Represents travel allowance.
(5) Represents bonus earned and paid in 2000.
(6) Mr. O'Halloran retired on August 31, 2001.
(7) Represents bonuses earned in 2001 and paid in 2002.

Option grants in fiscal year

   The following table provides certain information concerning grants of options to purchase our Common Stock made during the fiscal year ending December 31, 2001, to each of the Named Executive Officers:

                         Option Grants in Fiscal 2001

                                                                 Potential Realizable
                                                                   Value at Assumed
                                                                Annual Rates of Stock
                                                                Price Appreciation for
                      Individual Grants                            Option Term (1)
                    ---------------------                       ----------------------
                                Percent of
                                  Total
                                 Options
                     Number of   Granted
                       Shares       to     Exercise
                     Underlying Employees  or Price
                      Options   in Fiscal    Base    Expiration
Name                Granted (#)    Year    ($/Share)    Date       5%($)      10%($)
----                ----------- ---------- --------- ----------   -------    -------
Alan Trefler.......       --        --           --        --        --          --
Richard H. Jones...   50,000(2)    2.2%     $3.3450    6/5/11   105,183     266,553
                      50,000(2)    2.2%     $2.3310   10/5/11    73,298     185,751
Joseph J. Friscia..   30,000(2)    1.3%     $4.3830    3/8/11    82,694     209,561
Michael R. Pyle....   40,000(2)    1.8%     $4.3830    3/8/11   110,258     279,415
James P. O'Halloran   10,000(3)    0.4%     $3.3450    6/5/11    21,037      53,311
Kenneth Olson......   30,000(2)    1.3%     $4.3830    3/8/11    82,694     209,561

--------

(1) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the prescribed assumption that our common stock will appreciate in value from the date of grant to the end of the option term at rates (compounded annually) of 5% and 10%, respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of our common stock.
(2) These options vest in equal quarterly installments over four-years from the date of grant, which was June 5, 2001 and October 5, 2001, respectively for Richard H. Jones, and March 8, 2001 for Joseph J. Friscia, Michael R. Pyle, and Kenneth Olson.
(3) These options were fully vested at the time of grant.

Year-End Option Table

   The following table sets forth certain information concerning the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 2001. None of the Named Executive Officers exercised options during 2001.

                            Year-End Options Value


                            Number of Shares      Value of Unexercised In-
                         Underlying Unexercised     The-Money Options at
                           Options at Year-End           Year-End($)
                        ------------------------- -------------------------
    Name                Exercisable Unexercisable Exercisable Unexercisable
    ----                ----------- ------------- ----------- -------------
    Alan Trefler.......        --           --            --          --
    Richard H. Jones...   216,250      293,750    $    7,581    $144,919
    Joseph J. Friscia..   590,500       94,500    $1,179,757          --
    Michael R. Pyle....   282,350      111,750    $  683,184    $  1,706
    James P. O'Halloran   170,000           --    $   20,450          --
    Kenneth Olson......    88,875       86,125    $    2,438    $  1,463

Compensation Committee Interlocks and Insider Participation

   During 2001, our Compensation Committee was composed of Alexander V. d'Arbeloff, Edward A. Maybury, and Edward Roberts. None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on our Board of Directors or Compensation Committee.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information as of January 10, 2002, with respect to the beneficial ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock (ii) each Director of Pegasystems, (iii) each of the Named Executive Officer and (iv) all executive officers and Directors of Pegasystems as a group. To our knowledge, based on information provided by such owners, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. The information provided below regarding persons beneficially owning more than 5% of our Common Stock is based solely on public filings made by such persons with the SEC through February 14, 2002.

                                                                        Number of    Percentage
                                                                          Shares     of Shares
                                                                       Beneficially Beneficially
                       Name of Beneficial Owner                          Owned(1)      Owned
                       ------------------------                        ------------ ------------
Alan Trefler(2).......................................................  22,237,100      64.6%
Richard H. Jones(3)...................................................   1,298,500       3.8%
Joseph J. Friscia(4)..................................................     605,000       1.8%
James P. O'Halloran(5)................................................     204,500         *
Steven F. Kaplan(4)...................................................      50,000         *
Edward A. Maybury(4)..................................................      68,500         *
Kenneth Olson(6)......................................................     338,625       1.0%
Michael R. Pyle(4)....................................................     294,912         *
Christopher J. Sullivan(4)............................................       9,375         *
Edward B. Roberts(7)..................................................     171,500         *
William H. Keough(8)..................................................      30,000         *
Alexander V. d'Arbeloff(8)............................................   1,020,000       3.0%
William W. Wyman(4)...................................................      20,000         *
Wellington Management Company, LLP....................................   1,796,900       5.5%
All executive officers, directors, and 5% beneficial owners as a group
 (14 persons)(9)......................................................  28,144,912      81.8%

--------
 * Represents beneficial ownership of less than 1% of the outstanding Common Stock.
(1) The number of shares of Common Stock deemed outstanding includes (i) 32,755,336 shares of Common Stock outstanding as of January 10, 2002 and
    (ii) shares issuable pursuant to outstanding options held by the respective person or group which are exercisable within 60 days of January 10, 2002, as set forth below.
(2) Includes 375,000 shares held in trust with respect to which Mr. Trefler has voting and dispositive power. Mr. Trefler disclaims beneficial interest.
(3) Includes 247,500 shares of Common Stock subject to stock options exercisable within 60 days of
   January 10, 2002.
(4) Consists solely of shares of Common Stock subject to stock options exercisable within 60 days of
   January 10, 2002.
(5) Includes 170,000 shares of Common Stock subject to stock options exercisable within 60 days of
   January 10, 2002.
(6) Includes 98,625 shares of Common Stock subject to stock options exercisable within 60 days of
   January 10, 2002.
(7) Includes 66,500 shares of Common Stock subject to stock options exercisable within 60 days of
   January 10, 2002.
(8) Includes 20,000 shares of Common Stock subject to stock options exercisable within 60 days of
   January 10, 2002.
(9) Includes 1,670,412 shares of Common Stock subject to stock options exercisable within 60 days of
   January 10, 2002 and the 375,000 shares of Common Stock described in footnote (2) above.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   During 2001 there were no transactions involving more than $60,000, other than executive compensation and benefits earned in the normal course of business, nor are any proposed, between Pegasystems and any executive officer, Director, 5% beneficial owner of our Common Stock or equivalents, or any immediate family member of any of the foregoing, in which any such persons or entities had or will have a direct or indirect material interest.

   We have adopted a policy whereby transactions between Pegasystems and our officers, Directors, principal stockholders and their affiliates must be on terms no less favorable to us than could be obtained from unrelated third parties and must be approved by a majority of the disinterested members of our Board of Directors.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

   The following consolidated financial statements are required to be filed as part of this report and are filed herewith:

        Item

        Report of Independent Auditors--Deloitte & Touche LLP

        Report of Independent Public Accountants--Arthur Andersen LLP

        Consolidated Balance Sheets at December 31, 2001 and 2000

        Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

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

   None.

                                  SIGNATURES

   Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PEGASYSTEMS INC.

                                               By:   /S/ CHRISTOPHER SULLIVAN
                                                   -----------------------------
                                                       Christopher Sullivan
                                                   Senior Vice President, Chief
                                                      Financial Officer, and
                                                       Treasurer (principle
                                                        financial officer)

Date: March 27, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 27, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                                      Title
          ---------                                      -----
      /S/ ALAN TREFLER        Chief Executive Officer and Chairman (principle executive
-----------------------------   officer)
        Alan Trefler
    /S/ RICHARD H. JONES
----------------------------- President, Chief Operating Officer and Director
      Richard H. Jones
   /S/ JAMES P. O'HALLORAN    Director
-----------------------------
     James P. O'Halloran

 /S/ ALEXANDER V. D'ARBELOFF  Director
-----------------------------
   Alexander V. d'Arbeloff

    /S/ STEVEN F. KAPLAN      Director
-----------------------------
      Steven F. Kaplan

    /S/ WILLIAM H. KEOUGH     Director
-----------------------------
      William H. Keough

    /S/ EDWARD A. MAYBURY     Director
-----------------------------
      Edward A. Maybury

    /S/ EDWARD B. ROBERTS     Director
-----------------------------
      Edward B. Roberts


                               PEGASYSTEMS INC.

                                 Exhibit Index

Exhibit No.                                            Description
----------                                             -----------
 3.3.*      Restated Articles of Organization of the Registrant.
 3.4.*      Restated By-Laws of the Registrant.
 4.1.*      Specimen certificate representing the Common Stock.
 10.1.**    Amended and Restated 1994 Long-Term Incentive Plan.
 10.2.**    1996 Non-Employee Director Stock Option Plan.
 10.3.***   1996 Employee Stock Purchase Plan.
 10.13.*    Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint
            Venture.
 10.14.*    Amendment Number 1 to Lease Agreement dated August 7, 1994 between the Registrant and
            Riverside Office Park Joint Venture.
 10.15.+    Warrant Agreement dated June 27, 1997 by and between the Registrant and First Data Resources Inc.
 10.16 ++   Employment Agreement dated May 10, 2001 between the Registrant and Joseph Friscia.
 10.17 #    Agreement and Release dated November 2, 2001 by and between the Registrant and Carreker
            Corporation.
 10.18+++   Asset Purchase Agreement dated January 29, 2002 by and among the Registrant and 1mind
            Corporation, 1mind.com, LLC, and all of the Equity Holders of 1mind Corporation.
 21.1****   Subsidiaries of the Registrant.
 23.1.      Independent Auditors' Consent--Deloitte & Touche LLP.
 23.2.      Independent Public Accountants' Consent--Arthur Andersen LLP.
 99.1       Letter to Commission pursuant to temporary note 3T

--------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference to the same exhibit number.
+ Filed as exhibit 10.15 to the Registrant's 1997 Form 10-K and incorporated herein by reference to the same exhibit number.
** Filed in the Registrant's Proxy Statement for its 1999 annual shareholders meeting and incorporated herein by reference.
*** Filed in the Registrant's Proxy Statement for its 1998 annual shareholders meeting and incorporated herein by reference
**** Filed as an exhibit to the Registrant's 1999 Form 10-K, filed with the
     Commission on April 4, 2000 and incorporated herein by reference to the same exhibit number.
++ Filed as exhibit 10.1 to the Registrant's June 30, 2001 Form 10-Q and incorporated herein by reference.
+++ Filed as exhibit 2.0 to Registrant's February 6, 2002 Form 8-K.
#   Confidential treatment requested as to certain portions.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pegasystems Inc.:

   We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasystems Inc. and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 15, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pegasystems Inc.:

   We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Pegasystems Inc. and its subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of Pegasystems Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Pegasystems Inc. and its subsidiaries and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 27, 2000

                               PEGASYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share-related data)

                                                                                           December 31,
                                                                                        ------------------
                                                                                          2001      2000
                                                                                        --------  --------
                                        ASSETS
                                        ------
Current assets:
   Cash and cash equivalents........................................................... $ 33,017  $ 17,339
   Trade accounts receivable, net of allowance for doubtful accounts of $1,034 in 2001
     and $1,037 in 2000................................................................    9,592    12,373
   Short-term license installments, net................................................   31,359    29,756
   Prepaid expenses and other current assets...........................................    2,286     1,584
                                                                                        --------  --------
       Total current assets............................................................   76,254    61,052
Long-term license installments, net....................................................   43,155    37,401
Equipment and improvements, net........................................................    3,053     6,568
Purchased software and other, net......................................................    2,610     5,472
                                                                                        --------  --------
       Total assets.................................................................... $125,072  $110,493
                                                                                        ========  ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
   Accounts payable and accrued expenses............................................... $ 12,840  $ 11,917
   Deferred revenue....................................................................    6,176     5,065
   Current portion of capital lease obligations........................................       81       312
                                                                                        --------  --------
       Total current liabilities.......................................................   19,097    17,294
Deferred income taxes..................................................................    1,000     1,000
Capital lease obligations, net of current portion......................................       --        84
Other long-term liabilities............................................................       17        52
                                                                                        --------  --------
       Total liabilities...............................................................   20,114    18,430
                                                                                        --------  --------
Commitments and contingencies (Notes 7 and 9)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and
     outstanding.......................................................................       --        --
   Common stock, $.01 par value, 45,000,000 shares authorized; 32,754,648 shares and
     32,570,094 shares issued and outstanding in 2001 and 2000, respectively...........      328       326
   Additional paid-in capital..........................................................  101,318   100,886
   Stock warrant.......................................................................    2,897     2,897
   Retained earnings (accumulated deficit).............................................      757   (11,777)
   Accumulated other comprehensive loss................................................     (342)     (269)
                                                                                        --------  --------
       Total stockholders' equity......................................................  104,958    92,063
                                                                                        --------  --------
       Total liabilities and stockholders' equity...................................... $125,072  $110,493
                                                                                        ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PEGASYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                               Years Ended December 31,
                                                              -------------------------
                                                               2001     2000      1999
                                                              ------- --------  -------
Revenue:
   Software license.......................................... $44,053 $ 33,806  $28,123
   Services..................................................  48,234   47,000   48,506
                                                              ------- --------  -------
       Total revenue.........................................  92,287   80,806   76,629
                                                              ------- --------  -------
Cost of revenue:
   Cost of software license..................................   3,049    2,383    3,018
   Cost of services..........................................  34,572   39,005   31,928
                                                              ------- --------  -------
       Total cost of revenue.................................  37,621   41,388   34,946
                                                              ------- --------  -------
Gross profit.................................................  54,666   39,418   41,683
                                                              ------- --------  -------
Operating expenses:
   Research and development..................................  20,812   15,073   19,810
   Selling and marketing.....................................  17,522   24,142   19,115
   General and administrative................................   9,798   10,334    8,678
   Litigation settlement and restructuring (Note 10).........      --   15,821       --
                                                              ------- --------  -------
       Total operating expenses..............................  48,132   65,370   47,603
                                                              ------- --------  -------
Income (loss) from operations................................   6,534  (25,952)  (5,920)
Installment receivable interest income.......................   6,159    4,015    3,772
Other interest income, net...................................     826    1,667      900
Other income (expense), net..................................      15     (286)     338
                                                              ------- --------  -------
Income (loss) before provision for income taxes..............  13,534  (20,556)    (910)
Provision for income taxes...................................   1,000      300    1,500
                                                              ------- --------  -------
       Net income (loss)..................................... $12,534 $(20,856) $(2,410)
                                                              ======= ========  =======
Earnings (loss) per share, basic............................. $  0.38 $  (0.71) $ (0.08)
                                                              ======= ========  =======
Earnings (loss) per share, diluted........................... $  0.37 $  (0.71) $ (0.08)
                                                              ======= ========  =======
Weighted average number of common shares outstanding, basic..  32,677   29,206   28,947
                                                              ======= ========  =======
Weighted average number of common shares outstanding, diluted  33,434   29,206   28,947
                                                              ======= ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
                                (in thousands)

                                         Common Stock
                                         ------------
                                                                                         Retained    Accumulated   Total
                                         Number        Additional                        Earnings       Other      Stock-
                                           of           Paid-In     Deferred    Stock  (Accumulated Comprehensive holders'
                                         Shares Amount  Capital   Compensation Warrant  Deficit )       Loss       Equity
                                         ------ ------ ---------- ------------ ------- ------------ ------------- --------
Balance at December 31, 1998............ 28,683  $287   $ 87,757      $(36)    $2,897    $ 11,489       $(475)    $101,919
Exercise of stock options...............    222     2        664        --         --          --          --          666
Issuance of stock under Employee Stock
 Purchase Plan..........................     91     1        434        --         --          --          --          435
Issuance of compensatory stock option...     --    --         86        --         --          --          --           86
Foreign currency translation adjustments     --    --         --        --         --          --         331          331
Amortization of deferred compensation...     --    --         --        18         --          --          --           18
Net loss................................     --    --         --        --         --      (2,410)         --       (2,410)
                                         ------  ----   --------      ----     ------    --------       -----     --------
Balance at December 31, 1999............ 28,996   290     88,941       (18)     2,897       9,079        (144)     101,045

Exercise of stock options...............    299     3        803        --         --          --          --          806
Issuance of stock under Employee Stock
 Purchase Plan..........................    150     2        812        --         --          --          --          814
Stock issued in settlement of litigation  3,125    31     10,330        --         --          --          --       10,361
Foreign currency translation adjustments     --    --         --        --         --          --        (125)        (125)
Amortization of deferred compensation...     --    --         --        18         --          --          --           18
Net loss................................     --    --         --        --         --     (20,856)         --      (20,856)
                                         ------  ----   --------      ----     ------    --------       -----     --------
Balance at December 31, 2000............ 32,570   326    100,886        --      2,897     (11,777)       (269)      92,063

Exercise of stock options...............     68     1         59        --         --          --          --           60
Issuance of stock under Employee Stock
 Purchase Plan..........................    117     1        300        --         --          --          --          301
Issuance of compensatory stock option...     --    --         73        --         --          --          --           73
Foreign currency translation adjustments     --    --         --        --         --          --         (73)         (73)
Net income..............................     --    --         --        --         --      12,534          --       12,534
                                         ------  ----   --------      ----     ------    --------       -----     --------
Balance at December 31, 2001............ 32,755  $328   $101,318      $ --     $2,897    $    757       $(342)    $104,958
                                         ======  ====   ========      ====     ======    ========       =====     ========




                                         Comprehensive
                                         (Loss) Income
                                         -------------
Balance at December 31, 1998............
Exercise of stock options...............
Issuance of stock under Employee Stock
 Purchase Plan..........................
Issuance of compensatory stock option...
Foreign currency translation adjustments   $    331
Amortization of deferred compensation...
Net loss................................     (2,410)
                                           --------
Balance at December 31, 1999............     (2,079)
                                           ========
Exercise of stock options...............
Issuance of stock under Employee Stock
 Purchase Plan..........................
Stock issued in settlement of litigation
Foreign currency translation adjustments   $   (125)
Amortization of deferred compensation...
Net loss................................    (20,856)
                                           --------
Balance at December 31, 2000............    (20,981)
                                           ========
Exercise of stock options...............
Issuance of stock under Employee Stock
 Purchase Plan..........................
Issuance of compensatory stock option...
Foreign currency translation adjustments   $    (73)
Net income..............................     12,534
                                           --------
Balance at December 31, 2001............   $ 12,461
                                           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               PEGASYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                         Years Ended December 31,
                                                                       ---------------------------
                                                                         2001     2000      1999
                                                                       -------  --------  --------
Cash flows from operating activities:
 Net income (loss).................................................... $12,534  $(20,856) $ (2,410)
 Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Provision for deferred income taxes................................      --        --       250
   Depreciation and amortization......................................   6,228     6,631     6,833
   Reduction in provision for doubtful accounts.......................      --        --      (727)
   Issuance of compensatory stock option..............................      73        --        86
   Stock issued in settlement of litigation...........................      --    10,361        --
   Loss on disposal of fixed assets...................................     153        --        --
   Change in operating assets and liabilities:
       Trade accounts receivable and license installments.............  (4,581)   (1,358)   15,745
       Prepaid expenses and other current assets......................    (714)     (678)      278
       Accounts payable and accrued expenses..........................   1,089    (1,601)   (1,165)
       Deferred revenue...............................................   1,111    (3,700)  (12,659)
                                                                       -------  --------  --------
          Net cash provided by (used in) operating activities.........  15,893   (11,201)    6,231
Cash flows from investing activities:
   Purchase of equipment and improvements.............................    (561)   (2,626)   (2,766)
   Other long term assets and liabilities.............................     475      (354)      175
                                                                       -------  --------  --------
          Net cash used in investing activities.......................     (86)   (2,980)   (2,591)
Cash flows from financing activities:
   Payments net of proceeds under capital lease obligations...........    (315)      (54)      126
   Exercise of stock options..........................................      60       806       666
   Proceeds from sale of stock under Employee Stock Purchase Plan.....     301       814       435
                                                                       -------  --------  --------
          Net cash provided by financing activities...................      46     1,566     1,227
Effect of exchange rate on cash and cash equivalents..................    (175)      (50)      331
                                                                       -------  --------  --------
          Net increase (decrease) in cash and cash equivalents........  15,678   (12,665)    5,198
Cash and cash equivalents, beginning of year..........................  17,339    30,004    24,806
                                                                       -------  --------  --------
Cash and cash equivalents, end of year................................ $33,017  $ 17,339  $ 30,004
                                                                       =======  ========  ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
       Interest....................................................... $    36  $     88  $     32
                                                                       -------  --------  --------
       Income taxes................................................... $ 1,191  $    834  $     28
                                                                       -------  --------  --------
Non-cash financing activity:
   Equipment acquired under capital lease............................. $    --  $    292  $    280
                                                                       -------  --------  --------
   Stock issued in settlement of litigation........................... $    --  $ 10,361  $     --
                                                                       =======  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               PEGASYSTEMS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


1.  SIGNIFICANT ACCOUNTING POLICIES

  (a) Business

   Pegasystems Inc. and subsidiaries (the "Company") develops, markets, licenses and supports software that enables transaction intensive-organizations to manage a broad array of customer interactions. The Company also offers consulting, training, and maintenance and support services to facilitate the installation and use of its products.

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

   During 2001, the Company continued to improve its accounting systems and was able to develop more accurate estimates of revenues attributable to inflation adjustments contained in the Company's long-term software license agreements. These improved estimates of the determinable amount of additional license fees earned had the effect of increasing license revenue by approximately $2.3 million in 2001.

  (c) Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pegasystems Limited (a United Kingdom company), Pegasystems Company (a Canadian company), Pegasystems Worldwide Inc. (a United States corporation), GDOO AB (a Swedish company), and Pegasystems Pty Ltd. (an Australian company), Pegasystems Investments Inc. (a United States corporation) and Pegasystems Private Limited (a Singapore company). All intercompany accounts and transactions have been eliminated in consolidation. To be consistent with current year presentation, which shows short-term license installments separate from trade accounts receivable, certain amounts in the 2000 consolidated balance sheet have been reclassified.

  (d) Foreign Currency Translation

   The translation of assets and liabilities of the Company's foreign subsidiaries is made at year-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in other income, net, in the accompanying consolidated statements of operations.

  (e) Revenue Recognition


   The Company's revenue is derived from two sources: software license fees and service fees. Software license fees are generally payable on a monthly basis under license lease agreements, which generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance and lease renewal. A portion of the fee from each arrangement is initially deferred and recognized as installment receivable interest income over the rest of the license term. In addition, many of the Company's contracts contain provisions allowing for

                               PEGASYSTEMS INC.

increases in amounts billed to reflect inflation, the net present value of such increases is recognized as revenue when the values are determinable. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates, typically below prime rate, and have varied between 3.5% and 8.00% for the three years ended December 31, 2001. As a result, revenue that the Company recognizes relative to these types of license arrangements can be impacted by changes in market interest rates. For software license agreement renewals, license revenue is recognized upon customer commitment to the new license terms.

   The Company's services revenue is comprised of fees for software implementation, consulting, maintenance, and training services. The Company's software implementation and consulting agreements typically require the Company to provide a specified level of implementation services for a specified fee, with additional consulting services available at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Revenues for fixed price projects are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined. Costs associated with fixed price contracts are expensed as incurred. Historically, the Company has had difficulty developing accurate estimates of time and resources needed to complete fixed price projects. As a result, determination of the fair value of the elements of the contract has generally occurred later in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. Prior to the point at which the fair value of the elements of a contract can be determined, revenue recognition for fixed price projects is limited to amounts equal to costs incurred, resulting in no gross profit. Once the fair values of the elements of a contract are apparent, profit associated with the fixed price services elements will begin to be recognized. Software license customers are offered the option to enter into a maintenance contract, which requires the customer to pay a monthly maintenance fee over the term of the maintenance agreement, typically renewable annually. Prepaid maintenance fees are deferred and are recognized evenly over the term of the maintenance agreement. The Company generally recognizes training fees as the services are provided. The Company reduces revenue for the fair value of potential concessions during the period in which revenue is initially recorded, which are in turn recognized in revenue when the related elements are completed and provided to the customer.

  (f) Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of short term cash investments, trade accounts receivable and long-term license installments receivable. The Company records long-term license installments in accordance with its revenue recognition policy, which results in receivables from customers (due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings). The Company grants credit to customers who are located throughout the world. The Company performs credit evaluations of its customers and generally does not request collateral from its customers. Amounts due under long-term license installments are expected to be received as follows:

                               PEGASYSTEMS INC.

                                                       License
                                                    Installments
             Years Ended December 31,              (in thousands)
             ------------------------              --------------
             2002................................. $       31,359
             2003.................................         23,470
             2004.................................         15,540
             2005.................................         10,184
             2006.................................          4,686
                                                   --------------
                                                           85,239
             Deferred license interest income.....        (10,725)
                                                   --------------
             Total license installments receivable $       74,514
                                                   ==============

  (g) Cash and Cash Equivalents

   The Company considers all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents.

  (h) Equipment and Improvements

   Equipment and improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for equipment and five years for furniture and fixtures. Leasehold improvements and equipment under capital lease are amortized over the lesser of the life of the lease or the useful life of the asset. Repairs and maintenance costs are expensed as incurred.

  (i) Impairment of Long-Lived Assets

   The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

  (j) Research and Development and Software Costs

   Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product that is completed in the same language and is capable of running on all of the platforms as the product to be ultimately marketed. Such costs have not been material to date, and as a result, no internal costs were capitalized during 2001, 2000 or 1999. See Note 6 for discussion of the capitalized purchased software in connection with the Company's Software License and Support and Warrant Agreements with First Data Resources, Inc.

   Software costs are included in cost of software license revenue. No amortization expense for internally developed capitalized software costs was charged to cost of software license revenue in 2001, 2000, and 1999.

  (k) Net Earnings (Loss) Per Share

   Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

                               PEGASYSTEMS INC.

                                                                           Years Ended December 31,
                                                                          -------------------------
                                                                           2001     2000     1999
                                                                          ------- --------  -------
                                                                                (in thousands,
                                                                            except per share data)
Basic
Net income (loss)........................................................ $12,534 $(20,856) $(2,410)
                                                                          ======= ========  =======
Weighted average common shares outstanding...............................  32,677   29,206   28,947
Basic earnings (loss) per share.......................................... $  0.38 $  (0.71) $ (0.08)

Diluted
Net income (loss)........................................................ $12,534 $(20,856) $(2,410)
                                                                          ======= ========  =======
Weighted average common shares outstanding...............................  32,677   29,206   28,947
Effect of assumed exercise of stock options..............................     757       --       --
                                                                          ------- --------  -------
Weighted average common shares outstanding, assuming dilution............  33,434   29,206   28,947
Diluted earnings (loss) per share........................................ $  0.37 $  (0.71) $ (0.08)
Outstanding options and warrant excluded as impact would be anti-dilutive   7,618    4,326    5,400

  (l) Segment Reporting

   The Company currently operates in one operating segment, customer service software. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Substantially all of the Company's assets are located within the United States. During 2001, 2000, and
1999, the Company derived its operating revenue from the following countries, principally through export from the United States of America:

                                2001         2000         1999
                            -----------  -----------  -----------
                                    (in $ thousands)
             United States. $71,384  77% $59,699  74% $60,220  79%
             United Kingdom   9,360  10%   6,826   8%   4,079   5%
             Europe........   8,747  10%   8,724  11%   6,802   9%
             Other.........   2,796   3%   5,557   7%   5,528   7%
                            ------- ---  ------- ---  ------- ---
                            $92,287 100% $80,806 100% $76,629 100%
                            ======= ===  ======= ===  ======= ===

   In 2001, 2000, and 1999, one customer accounted for approximately 13.5%, 11.7%, and 12.5% of the Company's total revenue, respectively. At December 31, 2001, one customer represented 16.4% of outstanding accounts receivable and one customer represented 15.7% of long and short-term license installments.

  (m) Stock Options

   The Company periodically grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of the grant. The Company accounts for such stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and intends to continue to do so. Stock options granted to non-employee contractors are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," relative to the impact of the fair value method.

                               PEGASYSTEMS INC.

  (n) Fair Value of Financial Instruments

   The principal financial instruments held by the Company consist of cash and equivalents, accounts receivable and payable, capital lease obligations, and license installment receivables arising from license transactions. The carrying values of cash and equivalents, accounts receivable, accounts payable, and capital lease obligations approximates their fair value due to the short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at December 31, 2001 and 2000.

  (o) Legal Costs

   Costs incurred in connection with various litigation in which the Company is involved are expensed as incurred.

  (p) New Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No.141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill resulting from business combinations no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill. Adoption of these pronouncements would not have a significant effect on the Company's consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No.143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Adoption of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statements.

2.  VALUATION AND QUALIFYING ACCOUNTS -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

   The Company's allowance for doubtful accounts was $1.0 million at December 31, 2001 and 2000. For the years ended December 31, 2001 and 2000, no provision for doubtful accounts was recorded. For the year ended December 31, 1999, the provision for doubtful accounts was a credit of $0.7 million. The following is a roll forward of the allowance for doubtful accounts:

                                            Additions
                                  Balance  (Deductions)
                                    at      Charged to  Charged             Balance
                                 Beginning  Costs and   to Other            at End
Description                       of Year    Expenses   Account  Write-offs of Year
-----------                      --------- ------------ -------- ---------- -------
                                                   (in thousands)
Allowance for doubtful accounts:
   Year ended December 31, 2001.  $1,037         --         3          --   $1,034
   Year ended December 31, 2000.  $1,026         --        11          --   $1,037
   Year ended December 31, 1999.  $2,753       (727)       --      (1,000)  $1,026

                               PEGASYSTEMS INC.

3.  EQUIPMENT AND IMPROVEMENTS

   The cost and accumulated depreciation of equipment and improvements consist of the following:

                                                         December 31,
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
                                                        (in thousands)
      Computer equipment and purchased software...... $  8,535  $ 15,157
      Furniture and fixtures.........................    2,990     3,511
      Leasehold improvements.........................    3,133     3,367
      Equipment under capital leases.................      914       914
                                                      --------  --------
                                                        15,572    22,949
      Less: accumulated depreciation and amortization  (12,519)  (16,381)
                                                      --------  --------
      Equipment and improvements, net................ $  3,053  $  6,568
                                                      ========  ========

   Depreciation expense was approximately $3.9 million, $4.3 million, and $4.5 million for the years ended December 31, 2001, 2000, and 1999, respectively. During the year ended December 31, 2001, the Company recorded disposals of approximately $7.9 million of furniture and fixtures, and leasehold improvements, resulting in a loss on disposal of $153 thousand.

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

                                                          December 31,
                                                         ---------------
                                                          2001    2000
                                                         ------- -------
                                                         (in thousands)
       Trade accounts payable........................... $   881 $ 1,502
       Employee compensation and benefits...............   7,940   3,874
       Accrued taxes....................................     758   1,096
       Other accrued expenses...........................   3,261   4,627
       Accrued restructuring and severance (See Note 10)      --     818
                                                         ------- -------
                                                         $12,840 $11,917
                                                         ======= =======

5.  STOCKHOLDERS' EQUITY

  (a) Common Stock

   The Company has 45,000,000 authorized shares of common stock $.01 par value, of which 32,754,648 shares were issued and outstanding at December 31, 2001.

  (b) Preferred Stock

   The Company has authorized 1,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series. The Company's Board of Directors has authority to issue the shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of Common Stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. The Company had not issued any shares of preferred stock as of December 31, 2001.

                               PEGASYSTEMS INC.

  (c) Long-Term Incentive Plan

   In 1994, the Company adopted a Long Term Incentive Plan as amended, (the "1994 Plan") to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options.

   In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. As of December 31, 2001, a total of 11.5 million shares of common stock were reserved for issuance under the 1994 Plan. At December 31, 2001, approximately 1.6 million shares were available for issuance.

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

  (d) 1996 Non-Employee Director Stock Option Plan

   The Director Plan was originally adopted by the Board of Directors on May 13, 1996 and approved by the stockholders on June 26, 1996. An amendment and restatement of the Director Plan was adopted by the Board of Directors on November 23, 1999. As amended and restated, the Director Plan provides for the grant to each new non-employee Director of the Company on the date he or she first becomes a Director of an option to purchase 30,000 shares of Common Stock at a price per share equal to the fair market value thereof on the date of grant, such option to vest in equal annual installments over three years. It also provides for the grant to each non-employee Director at the time of the regular meeting of Directors following the annual stockholders meeting (commencing in 2000) of a fully vested option to purchase 10,000 shares of Common Stock at a price per share equal to the fair market value thereof on the date of grant. Prior to amendment and restatement, the Director Plan provided for the grant to each new non-employee Director of the Company on the date he or she first became a Director of the Company an option to purchase 30,000 shares of Common Stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. At December 31, 2001, 10,000 shares were available for grant under the Director Plan. There are 130,000 shares reserved for issuance upon exercise of options granted under the Director Plan. The Director Plan is administered by the Company's Compensation Committee.

  (e) 1996 Employee Stock Purchase Plan

   The 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted by the Board of Directors on May 13, 1996 and approved by the stockholders on June 26, 1996. An aggregate of 500,000 shares of common stock are reserved for issuance pursuant to this plan. To date, there have been four stock issuances under the Stock Purchase Plan of approximately 375,000 shares. Under the terms of the Stock Purchase Plan, employees are entitled to purchase shares at 85% of the fair market value of the Company's common stock on either the commencement date or completion date for offerings under the plan, whichever is less. The Stock Purchase Plan is tax qualified and no compensation expense has been recognized in the financial statements for the completed offerings.

                               PEGASYSTEMS INC.

Stock Options Summary

   For pro forma compensation expense relating to the Employee Stock Purchase Plan, the weighted average fair value of shares sold in 2001, 2000, and 1999 was $1.74, $7.27, and $2.79

   The following table presents the combined activity for the 1994 Plan and the Director Plan for the years ended December 31:

                                                     2001             2000             1999
                                               ---------------- ---------------- ----------------
                                                       Weighted         Weighted         Weighted
                                               Number  Average  Number  Average  Number  Average
                                                 of    Exercise   of    Exercise   of    Exercise
                                               Options  Price   Options  Price   Options  Price
                                               ------- -------- ------- -------- ------- --------
                                                    (in thousands, except per share amounts)
Outstanding options at beginning of year:       7,537   $8.83    6,262   $ 6.02   5,532   $7.61
    Granted...................................  2,300    4.10    2,962    17.41   2,834    5.23
    Exercised.................................    (68)   0.50     (299)    2.69    (222)   3.01
    Cancelled................................. (1,152)   8.91   (1,388)    9.66  (1,882)   9.69
                                               ------   -----   ------   ------  ------   -----
Outstanding options at end of year............  8,617    7.56    7,537     8.92   6,262    6.02
                                               ======   =====   ======   ======  ======   =====
Exercisable options at end of year............  4,415    7.46    3,165     6.79   2,058    4.33
                                               ------   -----   ------   ------  ------   -----
Weighted average fair value of options granted
 during the year..............................           2.87             11.69            3.97
                                                        =====            ======           =====

   The following table presents weighted average price and life information about significant option groups outstanding and exercisable at December 31, 2001:

                             Options Outstanding                    Options Exercisable
                ---------------------------------------------- -----------------------------
                                   Weighted
                                   Average
                    Number        Remaining        Weighted        Number        Weighted
   Range of      Outstanding   Contractual Life    Average      Exercisable      Average
Exercise Prices (in thousands)     (years)      Exercise Price (in thousands) Exercise Price
--------------- -------------- ---------------- -------------- -------------- --------------
 $ 0.33-- 4.22      2,536            6.69           $ 2.80         1,634          $ 2.36
  4.34-- 7.38       2,164            8.93             4.76           504            5.26
  7.63-- 8.95       2,157            7.11             7.80         1,308            7.80
  9.23--25.75       1,760                                            969
                    -----            7.52            17.58         -----           16.76
                    8,617                                          4,415
                    =====                                          =====

   The following are the pro forma net loss and loss per share, as if the compensation expense for the option plans had been determined based on the fair value at the grant consistent with the provisions of SFAS No. 123:

                                       2001              2000               1999
                                 ---------------  ------------------  ----------------
                                    As     Pro       As       Pro        As      Pro
                                 Reported Forma   Reported   Forma    Reported  Forma
                                 -------- ------  --------  --------  -------- -------
Net income (loss) (in thousands) $12,534  $ (390) $(20,856) $(34,570) $(2,410) $(7,776)
Basic loss per share............ $  0.38  $(0.01) $  (0.71) $  (1.18) $ (0.08) $ (0.27)
Diluted loss per share.......... $  0.37  $(0.01) $  (0.71) $  (1.18) $ (0.08) $ (0.27)

                               PEGASYSTEMS INC.

   The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              2001  2000  1999
                                              ----  ----  ----
                 Volatility..................  100%  200%   97%
                 Expected option life (years)  5.0   5.0   5.0
                 Interest rate (risk free)...  4.4% 6.00% 5.54%
                 Dividends................... None  None  None

   The effects on 2001, 2000, and 1999 pro forma net loss and loss per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company's option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company's estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

6.  SOFTWARE LICENSE AND SUPPORT AND WARRANT AGREEMENTS

   On June 27, 1997, the Company entered into Software License and Support and Warrant Agreements with First Data Resources, Inc. ("FDR").

   The provisions of the Software License and Support Agreement give FDR the right to use the Company's software in connection with new products and also the exclusive right to market, distribute and sublicense the Company's software and new products to FDR customers and prospects. In addition to the granting of a license to use its software, the Company will also provide services to FDR in connection with the new products. For the right to the license and the services, FDR is expected to pay the Company a base fee of $49.25 million with additional fees possible based on successful resale of the products. FDR paid $39.9 million through December 31, 2001 of which $9.2 million was paid in 2001 and remaining fees are expected to be paid on a monthly basis over the term of the agreement. The initial term of this agreement commenced on June 27, 1997 and runs through December 31, 2002.

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

   The Company has been recognizing the base fee revenue and also amortizing the value of the purchased software and the warrant on a pro rata basis over the initial 5 1/2 year term of the agreement. During the years ended December 31, 2001, 2000 and 1999, the Company recognized base fee revenue of approximately $8.9 million per year, related to the Software License and Support Agreement and recorded amortization expense of approximately $2.3 million per year, related to the ESP software and warrant.

                               PEGASYSTEMS INC.

7.  LEASES

   The Company leases certain equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments required under the capital and operating leases with non-cancelable terms in excess of one year at December 31, 2001 are as follows:


Years Ending December 31,                         Capital Leases Operating Leases
-------------------------                         -------------- ----------------
                                                          (in thousands)
   2002..........................................     $  83           $4,263
   2003..........................................        --            2,142
   2004..........................................        --              704
   2005..........................................        --              647
   2006..........................................        --               49
   2007 and thereafter...........................        --               --
                                                      -----           ------
                                                      $  83           $7,805
Less: amounts representing interest..............        (2)
                                                      -----
Present value of minimum lease payments..........
Less: current portion............................       (81)
                                                      -----
Capital lease obligations, net of current portion     $  --
                                                      =====


   Total rent expense under operating leases was approximately $4.5 million, $4.9 million, and $5.2 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

8.  INCOME TAXES

   The components of income/(loss) before provision (benefit) for income taxes are as follows:


                                 2001     2000     1999
                                ------- --------  -------
                                      (in thousands)
                      Domestic. $12,214 $(21,538) $(2,451)
                      Foreign..   1,320      982    1,541
                                ------- --------  -------
                         Total. $13,534 $(20,556) $  (910)
                                ------- --------  -------

   The components of the provision for income taxes for the years ended December 31, 2001, 2000, and 1999 consists of the following:


                                             2001  2000  1999
                                            ------ ---- ------
                                              (in thousands)
                 Current:
                    Federal................ $  146 $ -- $   --
                    State..................     --   --     --
                    Foreign................    854  300  1,250
                                            ------ ---- ------
                        Total current...... $1,000 $300 $1,250
                 Deferred:
                    Federal................     --   --  1,139
                    State..................     --   --   (139)
                    Foreign................     --   --   (750)
                                            ------ ---- ------
                        Total deferred.....     --   -- $  250
                                            ------ ---- ------
                    Total provision........ $1,000 $300 $1,500
                                            ====== ==== ======

                               PEGASYSTEMS INC.

   The effective income tax rate differed from the statutory federal income tax rate due to the following:

                                                           2001   2000     1999
                                                           -----  -----   ------
Statutory federal income tax rate.........................  35.0% (35.0)%  (35.0)%
State income taxes, net of federal benefit and tax credits    --     --     (9.9)
Permanent differences.....................................   1.5    1.4     66.5
Tax credits...............................................    --     --   (170.4)
Tax effective on foreign activities.......................   2.1   (0.2)    (4.3)
Increases in (reductions of) valuation allowance.......... (31.2)  35.3    317.9
                                                           -----  -----   ------
Effective income tax rate.................................   7.4%   1.5%   164.8%
                                                           =====  =====   ======

   Deferred income taxes at December 31, 2001 and 2000, reflect the net tax effects of net operating loss and tax credit carry forward and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes. The components of the Company's net deferred tax assets (liabilities) as of December 31, 2001 and 2000 are as follows:

                                                  December 31,
                                               ------------------
                                                 2001      2000
                                               --------  --------
                                                 (in thousands)
              Software revenue................ $(25,982) $(22,677)
              Depreciation....................      (84)     (895)
              Vacation accrual................      236       189
              Receivable and other reserves...      900     2,073
              Net operating loss carry forward   32,592    33,711
              Tax credits.....................    5,078     3,515
                                               --------  --------
              Net deferred tax assets.........   12,740    15,916
              Less valuation allowances.......   13,740    16,916
                                               --------  --------
                                               $ (1,000) $ (1,000)
                                               ========  ========

   A valuation allowance has been provided for deferred tax assets since it is uncertain if the Company will realize the entire benefit of the assets. The decrease in the valuation allowance during the year resulted from the generation of additional future taxable temporary differences and the utilization of U.S. net operating tax losses. Of the valuation allowance at December 31, 2001, approximately $ 1.1 million is related to tax benefits generated on exercise of stock options, which will be recorded directly to equity when realized.

   At December 31, 2001, the Company had alternative minimum tax ("AMT"), and research and experimentation ("R&E") credit carry forwards for federal and state purposes of approximately $5.9 million, available to offset future taxable income. The carry forward period for the AMT credit is unlimited. The R&E credit carry forwards generally expire from 2002 to 2021.

   As of December 31, 2001, the Company has available U.S. net operating loss carry forwards of approximately $82.4 million. The operating loss carry forwards expire from 2012 to 2020. These carry forwards may be used to offset future income taxes payable at the federal and state levels, if any, and are subject to review by the U.S. Internal Revenue Service and various state taxing authorities.

   A provision has not been made for the U.S. or additional foreign taxes on $1.8 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because the Company plans to keep these amounts permanently reinvested overseas.

                               PEGASYSTEMS INC.

9.  COMMITMENTS AND CONTINGENCIES

Company Litigation

   Pegasystems Inc. v. Carreker Corporation, C.A. No. 19043 (Del Ch.) On August 7, 2001, the Company filed a Verified Complaint (the "Complaint") against Carreker Corporation ("Carreker") in Delaware Chancery Court. The Complaint alleged that Carreker breached the Product Development, Distribution and Sublicensing Agreement (the "Agreement") that Pegasystems and Carreker executed in May 1999. Through that Agreement, Pegasystems and Carreker had committed to devote their efforts to jointly develop backroom banking products employing Pegasystems' workflow products as core components, and to refrain from other activities or alliances that would create products within the exception management market. The Complaint alleged that Carreker breached the Agreement when it acquired Check Solutions Company and continued the development, marketing and sales of Check Solutions products; that Carreker breached its covenant of good faith and fair dealing; and that Carreker had engaged in unfair competition. The Complaint sought to enjoin Carreker (including Check Solutions) from developing, marketing, licensing, advertising, leasing or selling any products that compete with those jointly developed by Pegasystems and Carreker under the Agreement, or any exception management products or services other than those products jointly developed by Carreker and Pegasystems under the Product Development, Distribution and Sublicensing Agreement between the parties. Pegasystems moved for expedited discovery (which the Court allowed), and for a preliminary injunction. On August 20, 2001, the Company filed a verified Amended Complaint. On October 1, 2001, the Court issued a Memorandum Opinion dated September 28, 2001, granting Pegasystems' motion and concluding that a preliminary injunction should issue. The Court found that the undisputed facts preliminarily established that Carreker's acquisition of Check Solutions violated several provisions of the Agreement, including: the requirement that Carreker refrain from any development activities or alliances which would create competing products; the requirements that Carreker not assume any obligation or restriction that does or would interfere or conflict with its performance under the Agreement; and the requirement that Carreker exercise its best efforts to market and sell the jointly-developed products in its exclusive territory. The Court further found that none of the defenses set forth by Carreker had merit. On October 15, 2001, the Court denied a motion by Carreker seeking reconsideration, and on October 17, 2001, the Court entered the Preliminary Injunction Order. On August 27, 2001, Carreker filed a Demand for Arbitration with the American Arbitration Association (the "AAA"), and provided Pegasystems with notice purporting to terminate the Agreement. Pegasystems opposed the filing of the Demand for Arbitration, on the ground that Carreker had not exhausted the dispute resolution procedures in the Agreement, and also argued that the purported notice of termination was invalid. In the Court's September 28 Opinion, it found that because the Agreement did not provide Carreker with a contractual right to terminate, Carreker's notice of termination - sent only after the litigation was commenced - had no legal force. On October 5, 2001, the AAA agreed with the Company that Carreker's arbitration demand was premature, and directed the parties to mediate their dispute. On November 5, 2001, the Company announced that it had reached a settlement agreement with Carreker, resolving both the Delaware and AAA proceedings, which have been dismissed and closed, respectively.

   In the Matter of the Arbitration Between Pegasystems Inc, et al., and Ernst & Young, LLP, et al. On June 9, 2000, the Company and two of its officers filed a complaint against Ernst & Young, LLP and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court. The Complaint alleges that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. The complaint sought compensatory damages, including contribution for losses and other costs incurred in connection with certain class action securities litigation, which has been settled. On April 5, 2001, the Court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. The parties have agreed to arbitrate this dispute. An arbitration hearing has tentatively been scheduled for June 2002.

                               PEGASYSTEMS INC.

   SEC Investigation. In May 1999, the Boston office of the SEC issued a Formal Order of Private Investigation of the Company and certain individuals currently or formerly associated with the Company concerning past accounting matters, financial reports and other public disclosures and trading activity in the Company's securities during 1997 and 1998. The Company continues to cooperate fully with the investigation.

   Qwest Arbitration. On January 17, 2002, the Company filed a demand for arbitration with the American Arbitration Association in Denver, Colorado against Qwest Corporation, successor in interest to US West Business Resources, Inc. The Company is seeking monetary damages in the arbitration relating to Qwest's termination of a software license and service agreement between the parties. On February 8, 2002, Qwest filed a counterclaim against the Company seeking monetary damages for alleged breach of that agreement by the Company.

10.  LITIGATION SETTLEMENT AND RESTRUCTURING

   The Company had been involved in two lawsuits related to restatements of its financial statements (the Chalverus case and the Gelfer Case). The Company has settled both cases and recorded a charge of $14.8 million, net of insurance reimbursement of $4.3 million, during 2000, reflecting the cost of settlements and legal costs.

   During the year ended December 31, 2000, the Company recorded a restructuring charge of $1.0 million for severance of 75 employees in various locations and certain costs associated with leased facilities. Approximately $0.2 million of additional depreciation expense was recorded due to reduced economic life of the leased facilities to be closed or idled under the restructuring plan. Terminations were completed in January 2001. There are no accruals remaining relating to these charges as of December 31, 2001.

11. SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                                    2001
                               ----------------------------------------------
                               1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                               ----------- ----------- ----------- -----------
                                    (in thousands, except per share data)
 Revenue......................   $22,817    $ 22,856      $23,107    $23,507
 Gross profit.................    12,713      12,384       14,009     15,560
 (Loss) income from operations      (177)      1,052        2,244      3,415
 Net income...................     1,094       2,652        3,884      4,904
 Earnings per share--Basic....   $  0.03    $   0.08     $   0.12    $  0.15
 Earnings per share--Diluted..   $  0.03    $   0.08     $   0.12    $  0.15

                                                    2000
                               ----------------------------------------------
                               1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                               ----------- ----------- ----------- -----------
                                    (in thousands, except per share data)
 Revenue......................   $18,006    $ 21,280     $ 22,664    $18,856
 Gross profit.................     8,839      12,338       10,952      7,289
 Loss from operations.........    (2,728)    (14,850)     (1,497)     (6,877)
 Net loss.....................    (1,377)    (13,699)       (246)     (5,534)
 Loss per share--Basic........   $ (0.05)   $  (0.47)   $  (0.01)    $ (0.18)
 Loss per share--Diluted......   $ (0.05)   $  (0.47)   $  (0.01)    $ (0.18)

                               PEGASYSTEMS INC.

12. SUBSEQUENT EVENT (UNAUDITED)

   On February 6, 2002, the Company acquired substantially all of the assets of 1mind Corporation (1mind) for initial consideration valued at $3.4 million, consisting of 569,949 shares of the Company's common stock and warrants to purchase for nominal consideration 83,092 shares of the Company's common stock. Depending upon the achievement of specified milestones by the acquired business in 2002 and validation of the negotiated value of 1mind, the Company will pay up to approximately $6 million in additional consideration substantially in the form of shares of the Company's common stock. The acquisition of 1mind will be accounted for as a purchase. The Company has not yet completed the process of appraising the fair values of 1mind assets, and accordingly has not yet allocated the purchase price.