Form 10-K/A
period 2001-12-31
PEGASYSTEMS INC
filed 2002-04-19
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

AMENDMENT No. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2001


                           Commission File No. 1-11859


                                PEGASYSTEMS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                  Massachusetts
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                  (IRS Employer Identification No. 04-2787865)
                                                   ----------

         101 Main Street
          Cambridge, MA                                    02142-1590
----------------------------------------                   ----------
(Address of principal executive offices)                   (zip code)

                                 (617) 374-9600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was
     required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of March 14, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $59 million.

     There were 33,413,522 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 14, 2002.

The undersigned Registrant hereby amends the following Item 13 of its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, to read in its entirety as follows:

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 10, 2001, we entered into an employment agreement with Joseph J. Friscia setting forth his responsibilities and compensation. The agreement requires us to pay Mr. Friscia an annual base salary of $250,000 and all legal defense expenses arising out of Mr. Friscia's employment. In addition, subject to Mr. Friscia executing a general release of claims against us, in the event we terminate Mr. Friscia's employment without cause or Mr. Friscia terminates his employment for any reason, the agreement provides for one year of base salary continuation, one year of continued coverage under our group health insurance plan and up to $10,000 of outplacement support services. Under the agreement, Mr. Friscia confirmed his earlier agreement not to compete with our business during the term of his employment and for eighteen months thereafter and also agreed not to solicit any of our employees for a period of eighteen months after the termination of his employment.

     During 2001 there were no other transactions involving more than $60,000, other than executive compensation and benefits earned in the normal course of business, nor are any proposed, between the Company and any executive officer, Director, 5% beneficial owner of our Common Stock or equivalents, or any immediate family member of any of the foregoing, in which any such persons or entities had or will have a direct or indirect material interest.

     We have adopted a policy which provides that transactions between the Company and its officers, Directors, principal stockholders and their affiliates must be on terms no less favorable to the Company than could be obtained from unrelated third parties and must be approved by a majority of the disinterested members of the Company's Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEGASYSTEMS INC.

                                     By: /s/ CHRISTOPHER SULLIVAN
                                        --------------------------
                                        Christopher Sullivan
                                        Senior Vice President, Chief Financial
                                        Officer, and Treasurer

Date:   April 19, 2002