Form 10-Q
period 2002-03-31
PEGASYSTEMS INC
filed 2002-04-24
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

[_] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the transition period from _____ to ______


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

                            Yes    X   No
                                  ---    ____

There were 33,465,221 shares of the Registrant's common stock, $.01 par value per share, outstanding on April 15, 2002.

                        PEGASYSTEMS INC. AND SUBSIDIARIES
                               Index to Form 10-Q

                                                                                         Page
                                                                                         ----


Part I - Financial Information

 Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 2002
           and December 31, 2001                                                           3

           Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2002 and 2001                                            4

           Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2002 and 2001                                            5

           Notes to Condensed Consolidated Financial Statements                            6

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                            13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk                       21

 Part II - Other Information

 Item 1. Legal Proceedings                                                                21

 Item 2. Changes in Securities and Use of Proceeds                                        22

 Item 3. Defaults upon Senior Securities                                                  22

 Item 4. Submission of Matters to a Vote of Security Holders                              22

 Item 5. Other Information                                                                22

 Item 6. Exhibits and Reports on Form 8-K                                                 22


 SIGNATURES                                                                               23

 EXHIBIT INDEX                                                                            24

                                PEGASYSTEMS INC.
                      Condensed Consolidated Balance Sheets
                  (in thousands, except share-related amounts)

                                                                                   March 31,      December 31,
                                                                                      2002           2001
                                                                                ------------     -----------
Assets

Current assets:
   Cash and cash equivalents ................................................      $  41,340        $  33,017
   Trade accounts receivable, net of allowance for
     doubtful accounts of $1,035 in 2002 and $1,034
     in 2001  ...............................................................          7,821            9,592
   Short-term license installments, net .....................................         35,512           31,359
   Prepaid expenses and other current assets ................................            954            2,286
                                                                                ------------     ------------
       Total current assets .................................................         85,627           76,254

   Long-term license installments, net ......................................         38,030           43,155
   Equipment and improvements, net ..........................................          2,787            3,053
   Acquired technology ......................................................          1,342               --
   Purchased software and other assets, net .................................          2,019            2,610
   Goodwill .................................................................          3,167               --
                                                                                ------------     ------------
         Total assets .......................................................      $ 132,972        $ 125,072
                                                                                ============     ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses ....................................      $  10,547        $  12,840
   Deferred revenue .........................................................          8,522            6,176
   Current portion of capital lease obligations .............................             27               81
                                                                                ------------     ------------
       Total current liabilities ............................................         19,096           19,097

Commitments and contingencies (Note 5)
Deferred income taxes .......................................................          1,000            1,000
Other long-term liabilities .................................................            204               17
                                                                                ------------     ------------
          Total liabilities .................................................         20,300           20,114

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding............................             --               --
   Common stock, $.01 par value, 45,000,000 shares authorized;
     33,448,743 shares and 32,754,648 shares issued and
     outstanding in 2001 and 2000, respectively .............................            335              328
   Additional paid-in capital ...............................................        105,226          101,318
   Stock warrants ...........................................................          3,271            2,897
   Retained earnings ........................................................          4,195              757
   Accumulated other comprehensive loss .....................................           (355)            (342)
                                                                                ------------     ------------
       Total stockholders' equity ...........................................        112,672          104,958
                                                                                ------------     ------------
         Total liabilities and stockholders' equity .........................      $ 132,972        $ 125,072
                                                                                ============     ============


            See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                         2002           2001
                                                       --------       --------

Revenue:
   Software license ..............................     $ 16,266       $ 10,882
   Services ......................................        7,945         12,723
                                                       --------       --------
     Total revenue ...............................       24,211         23,605
                                                       --------       --------

Cost of revenue:
   Cost of software license ......................          643            648
   Cost of services ..............................        7,292         10,244
                                                       --------       --------
     Total cost of revenue .......................        7,935         10,892
                                                       --------       --------

Gross Profit .....................................       16,276         12,713

Operating expenses:
   Research and development ......................        5,750          4,991
   Selling and marketing .........................        5,729          4,909
   General and administrative ....................        2,409          2,990
                                                       --------       --------
     Total operating expenses ....................       13,888         12,890
                                                       --------       --------

Income (loss) from operations ....................        2,388           (177)

Installment receivable interest income ...........        1,258          1,450
Other interest income, net .......................          143            214
Other expense, net ...............................         (151)          (143)
                                                       --------       --------
Income before provision for income taxes .........        3,638          1,344
Provision for income taxes .......................          200            250
                                                       --------       --------
Net income .......................................     $  3,438       $  1,094
                                                       ========       ========

Earnings per share:
  Basic ..........................................     $   0.10       $   0.03
                                                       ========       ========
  Diluted ........................................     $   0.10       $   0.03
                                                       ========       ========

Weighted average number of common and
 common equivalent shares outstanding:
  Basic ..........................................       32,799         32,595
                                                       ========       ========
  Diluted ........................................       34,739         33,462
                                                       ========       ========


            See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                         2002        2001
                                                                       --------    --------
Cash Flows from Operating Activities:
     Net income ....................................................   $  3,438    $  1,094
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization .............................      1,184       1,470
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable ...............      3,044          93
           Prepaid expenses and other current assets ...............      1,325        (684)
           Accounts payable and accrued expenses ...................     (2,825)       (555)
           Deferred revenue ........................................      2,287       1,643
                                                                       --------    --------
              Net cash provided by operating activities ............      8,453       3,061
                                                                       --------    --------

Cash Flows from Investing Activities:
     Acquisition of 1mind (See note 3) .............................       (573)         --
     Purchase of equipment and improvements ........................       (140)       (188)
     Other long term assets and liabilities ........................        59          92
                                                                       --------    --------
              Net cash used in investing activities ................       (654)        (96)
                                                                       --------    --------

Cash Flows from Financing Activities:
     Payments of capital lease obligations .........................        (54)        (80)
     Exercise of stock options .....................................        620          53
                                                                       --------    --------
              Net cash provided by (used in) financing activities ..        566         (27)
                                                                       --------    --------

Effect of exchange rate changes on cash and cash equivalents .......        (42)       (141)
                                                                       --------    --------

NET INCREASE IN CASH AND CASH
      EQUIVALENTS ..................................................      8,323       2,797
                                                                       --------    --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................     33,017      17,339
                                                                       --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $ 41,340    $ 20,136
                                                                       ========    ========

            See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002

Note 1 - Basis of presentation

      Our unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

      Certain amounts in the Company's 2001 condensed consolidated financial statements were reclassified to be consistent with the current presentation. Reimbursements received for out-of-pocket expenses have been reflected as services revenue, in compliance with Financial Accounting Standards Board Staff Announcement Topic No. D-103; in prior periods the reimbursements had been reflected as reduction of cost of services.

        (in thousands)                                           Three months ended
                                                                   March 31, 2001
                                                                   --------------
        Services revenue as reported previously ...............         $ 11,935
        Add: Reimbursements for out-of-pocket expenses ........              788
                                                                     -----------
        Services revenue, reclassified ........................         $ 12,723

        Cost of services as reported previously ...............         $  9,456
        Add: Reimbursements for out-of-pocket expenses ........              788
                                                                     -----------
        Cost of services, reclassified ........................         $ 10,244


Note 2 - Significant Accounting Policies

(a) Business

      The Company and its subsidiaries develop, market, license and support software that enables transaction intensive-organizations to manage a broad array of customer interactions. We also offer consulting, training, and maintenance and support services to facilitate the installation and use of our products.

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

(c) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pegasystems Limited (a United Kingdom company), Pegasystems Company (a Canadian company), Pegasystems Worldwide Inc. (a United States corporation), and Pegasystems Pty Ltd. (an Australian company), Pegasystems Investments Inc. (a United States corporation) and Pegasystems Private Limited (a Singapore company). All intercompany accounts and transactions have been eliminated in consolidation.


(d) Foreign Currency Translation

     The translation of assets and liabilities of our foreign subsidiaries is made at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in other income, net, in the accompanying consolidated statements of operations.

(e) Revenue Recognition

     Our revenue is derived from two primary sources: software license fees and service fees. We offer two types of software licenses: perpetual licenses and term licenses. Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue upon customer acceptance.

     Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance and commitment to the contractual payment stream. A portion of the fee from each arrangement is initially deferred and recognized as installment receivable interest income over the license term. In addition, many of our license agreements provide for license fee increases based on inflation. The net present value of such increases is recognized as revenue when the values are determinable. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates, typically below prime rate, and have varied between 3.5% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements may be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized upon customer commitment to the new license terms.

     Our service revenue is comprised of fees for software implementation, consulting, maintenance, and training services. Our software implementation and consulting agreements typically require us to provide a specified level of implementation services for a specified fee, with additional consulting services available at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Revenues for fixed price projects are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined. Costs associated with fixed price contracts are expensed as incurred. Historically, we have had difficulty accurately estimating the time and resources needed to complete fixed price projects. As a result, determination of the fair value of the elements of the contract has generally occurred later in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. Prior to the point at which the fair value of the elements of a contract can be determined, revenue recognition for fixed price projects is limited to amounts equal to costs incurred, resulting in no gross profit. Once the fair values of the elements of a contract are apparent, profit associated with the fixed price services elements will begin to be recognized. Software license customers are offered the option to enter into a maintenance contract, which requires the customer to pay a monthly maintenance fee over the term of the maintenance agreement, typically renewable annually. Prepaid maintenance fees are deferred and are recognized evenly over the term of the maintenance agreement. We generally recognize training fees as the services are provided.

     We reduce revenue for estimates of the fair value of potential concessions during the period in which revenue is initially recorded, which are in turn recognized as revenue when the related elements are completed and provided to the customer.

    (f) Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of short term cash investments, trade accounts receivable and long-term license installments receivable. We record long-term license installments in accordance with its revenue recognition policy, which results in receivables from customers (due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings). We grant credit to customers who are located throughout the world. We perform credit evaluations of its customers and generally do not request collateral from its customers. Amounts due under long-term license installments are expected to be received as follows:

                License Installments
               Years ended December 31,                       in thousands)
                            2002 ...........................       $ 25,345
                            2003 ...........................         23,028
                            2004 ...........................         18,161
                            2005 ...........................         12,508
                            2006 ...........................          6,352
                            2007 ...........................            259
                                                                   --------
                                                                     85,653
                   Deferred license interest income ........        (12,111)
                                                                   --------
                   Total license installments receivable ...       $ 73,542
                                                                   ========



(g) Cash and Cash Equivalents

     We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents.

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

(i) Impairment of Long-Lived Assets

     We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(j) Research and Development and Software Costs

     Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product that is completed in the same language and is capable of running on all of the platforms as the product to be ultimately marketed. Such costs have not been material to date, and no internal costs were capitalized during the first quarter of 2002 and 2001.

     Software costs are included in cost of software license revenue. No amortization expense for internally developed capitalized software costs was charged to cost of software license revenue during the first quarter of 2002 and 2001.

(k) Net Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.


(in thousands, except per share data)                                  Three Months Ended
                                                                            March 31,
                                                                        2002          2001
                                                                     ---------     ---------
Basic
-----
Net income ........................................................    $ 3,438       $ 1,094
                                                                     =========     =========
Weighted average common shares outstanding ........................     32,799        32,595
                                                                     =========     =========

Basic earnings per share ..........................................    $  0.10       $  0.03
                                                                     =========     =========

Diluted
-------
Net income ........................................................    $ 3,438       $ 1,094
                                                                     =========     =========

Weighted average common shares outstanding ........................     32,799        32,595
 Effect of assumed exercise of stock options ......................      1,940           867
                                                                     ---------     ---------

Weighted average common shares outstanding, assuming dilution .....     34,739        33,462
                                                                     =========     =========

Diluted earnings per share ........................................    $  0.10       $  0.03
                                                                     =========     =========
Outstanding options and warrant excluded as impact would
  be anti-dilutive ................................................      4,362         6,259
                                                                     =========     =========


(l) Segment Reporting

     We currently operate in one operating segment, customer service software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States. For the three months ending March 31, 2002 and 2001, the Company derived its operating revenue from the following countries, principally through export from the United States of America:

                                        Three Months Ended
                                             March 31,
                                             ---------

               (in $ thousands)       2002                2001
                                     ------              ------

                United States .... $19,358   80%      $17,322   73%
                United Kingdom ...   3,646   15%        3,339   14%
                Europe ...........     898    4%        2,565   11%
                Other ............     309    1%          379    2%
                                    ------  ---       -------  ---
                                   $24,211  100%      $23,605  100%

     During the first quarter of 2002 and 2001, one customer accounted for approximately 39.7% and 19% of the Company's total revenue, respectively. At March 31, 2002, one customer represented 7% of outstanding accounts receivable and one customer represented 15.3% of long and short-term license installments.

(m) Stock Options

     We periodically grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of the grant. We account for such stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and intend to continue to do so. Stock options granted to non-employee contractors are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". We have adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," relative to the impact of the fair value method.

(n) Fair Value of Financial Instruments

     The principal financial instruments held consist of cash and equivalents, accounts receivable and payable, capital lease obligations, and license installment receivables arising from license transactions. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations approximates their fair value due to the short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at March 31, 2002 and 2001.

(o) Legal Costs

     Costs incurred in connection with litigation in which we are involved are expensed as incurred.

(p) New Accounting Standards

     We have adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No.141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill resulting from business combinations no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill.

     We have adopted SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No.143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Adoption of these pronouncements is not expected to have a significant effect on our consolidated financial statements.

Note 3 - Acquisition

     On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation (1mind) for initial consideration value of $3.7 million. Depending upon the achievement of specified milestones by the acquired business in 2002 and validation of the negotiated value of 1mind, we may pay up to approximately $6 million in additional consideration substantially in the form of shares of our common stock. We believe that the acquisition will help increase our penetration of the healthcare and insurance markets, strengthen our management and delivery teams and deepen our product offerings. The acquisition of 1mind has been accounted for as purchase and the operations of 1mind have been included in our consolidated financial statements from the date of acquisition. Results of operations would not have changed materially for 2001 or the current year if 1mind had been acquired on January 1, 2001 and 2002, respectively. The cash flow impact of $573 thousand from this acquisition was transaction costs of $614 thousand less cash acquired of $41 thousand. We have not yet completed the process of appraising the fair values of 1mind assets, and therefore, the allocation of purchase price in the condensed consolidated financial statements is based on estimates, and is subject to change.

        (in thousands)
        Shares issued  (a) ...................................        $ 3,295
        Warrants issued  (b) .................................            374
                                                                  ------------
        Total purchase price .................................        $ 3,669
                                                                  ============

        Current assets, including cash of $41                         $   339
        Equipment and improvements                                        143
        Acquired existing technology (c)                                1,400
        Goodwill and other intangibles (d)                              3,167
        Current liabilities                                              (571)
        Long term liabilities                                            (195)
        Transaction costs                                                (614)
                                                                  ------------
                                                                      $ 3,669
                                                                  ============

     (a) 569,949 common shares of Pegasystems Inc. valued at approximately $5.78 per share, the average of closing prices as reported by Nasdaq for the three days before and after January 29, 2002, the date of agreement.
     (b) Warrants to purchase, for nominal consideration, 83,092 common shares of Pegasystems Inc., valued at approximately $4.50 per warrant using a Black-Scholes model.
     (c) Acquired existing technology results from a preliminary appraisal report of 1mind intangible assets.
     (d) Any additional consideration paid will be recorded as goodwill.

Note 4 - Comprehensive Income

The components of comprehensive income are as follows:

                                                                                   Three Months Ended
                                                                                       March 31,
(in thousands)                                                                     2002           2001
                                                                                ----------    ----------
Net income ..................................................................      $ 3,438       $ 1,094

Foreign currency translation adjustments, net of income taxes ...............         (13)          (92)
                                                                                ----------    ----------
Comprehensive income ........................................................      $ 3,425       $ 1,002
                                                                                ==========    ==========

Note 5 - Commitments and Contingencies

Company Litigation
------------------

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

SEC Investigation. The Company previously disclosed that in May 1999 the Boston Office of the Securities and Exchange Commission's Division of Enforcement ("SEC") issued a Formal Order of Private Investigation of the Company and certain individuals, currently or formerly associated with the Company, related primarily to past accounting matters, financial reports, other public disclosures and trading activity in the Company's securities during 1997 and 1998. On March 28, 2002, the Company was advised by the staff of the SEC that the staff had terminated its investigation of the Company and such individuals, with no enforcement action being recommended.

Qwest Arbitration. On January 17, 2002, the Company filed a demand for arbitration with the American Arbitration Association in Denver, Colorado against Qwest Corporation, successor in interest to US West Business Resources, Inc. ("Qwest"). The Company is seeking monetary damages in the arbitration relating to Qwest's termination of a software license and service agreement between the parties. On February 8, 2002, Qwest filed a counterclaim against the Company seeking monetary damages for alleged breach of that agreement by the Company.

Acquisition
-----------

     Under the agreement for acquisition of 1mind, depending upon the achievement of specified milestones by the acquired business in 2002 and validation of the negotiated value of 1mind, the Company will pay up to approximately $6 million in additional consideration, substantially in the form of shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Our revenue is derived from two primary sources: software license fees and service fees. We offer two types of software licenses: perpetual licenses and term licenses. Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue upon customer acceptance.

     Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance and commitment to the contractual payment stream. A portion of the fee from each arrangement is initially deferred and recognized as installment receivable interest income over the license term. In addition, many of our license agreements provide for license fee increases based on inflation. The net present value of such increases is recognized as revenue when the values are determinable. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates, typically below prime rate, and have varied between 3.5% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements can be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized upon customer commitment to the new license terms.

     Our service revenue is comprised of fees for software implementation, consulting, maintenance, and training services. Our software implementation and consulting agreements typically require us to provide a specified level of implementation services for a specified fee, with additional consulting services available at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Revenues for fixed price projects are recognized once the fair value of services and any other elements to be delivered under the arrangement can be determined. Costs associated with fixed price contracts are expensed as incurred. Historically, we have had difficulty accurately estimating the time and resources needed to complete fixed price projects. As a result, determination of the fair value of the elements of the contract has generally occurred later in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. Prior to the point at which the fair value of the elements of a contract can be determined, revenue recognition for fixed price projects is limited to amounts equal to costs incurred, resulting in no gross profit. Once the fair values of the elements of a contract are apparent, profit associated with the fixed price services elements will begin to be recognized. Software license customers are offered the option to enter into a maintenance contract, which requires the customer to pay a monthly maintenance fee over the term of the maintenance agreement, typically renewable annually. Prepaid maintenance fees are deferred and are recognized evenly over the term of the maintenance agreement. We generally recognize training fees as the services are provided.

     We reduce revenue for estimates of the fair value of potential concessions during the period in which revenue is initially recorded, which are in turn recognized as revenue when the related elements are completed and provided to the customer.

     Historically, it has been difficult for us to predict when we would be able to recognize software license revenue because, as indicated above, our ability to recognize software license revenue is generally related to the completion of implementation services and the acceptance of the licensed software by the customer. This, coupled with our focus on closing large but relatively few license transactions in a given quarter may cause our quarterly operating results to fluctuate significantly.

Three months ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenue

     Our total revenue for the three months ended March 31, 2002 ("the first quarter of 2002") increased 3% to $24.2 million from $23.6 million for the three months ended March 31, 2001 ("the first quarter of 2001"). The increase was due to a $5.4 million increase in software license revenue partially offset by a $4.8 million decrease in services revenue.

     Software license revenue for the first quarter of 2002 increased 49% to $16.3 million from $10.9 million for the first quarter of 2001. The increase was due primarily to a $7.7 million increase in revenue from perpetual licenses, which was partially offset by a decrease of $2.0 million in revenue from term software license renewals.

     Of the increase in revenue from perpetual licenses, $7.0 million was due to the sale to First Data Resources ("FDR") of a perpetual non-exclusive license that replaced the existing exclusive term license which was due to expire in December 2002. Absent this incremental revenue, operating expenses described below when expressed as a percentage of revenue would have been higher. Under the FDR perpetual license, FDR is obligated to pay $1.95 million per month from March 2002 through December 2002 and $1.18 million per month in 2003 (the "perpetual license fees"). FDR also paid a signing bonus of $0.94 million in March 2002. In the first quarter of 2002, our license revenue includes the March payments and $5.85 million, representing the perpetual license fees due for the months of April, May and June 2002. We expect to recognize, with respect to the perpetual license fees, license revenue of $5.85 million in each of the second and third quarters of 2002 and $3.54 million in the fourth quarter of 2002 and each of the first three quarters of 2003; provided, however, that FDR has the right to terminate the license for convenience on 90 days' notice. The agreement also provides for the possibility of additional revenue from FDR in future years related to their re-licensing of our software to FDR customers, and for incremental Pegasystems revenue from the elimination of previous exclusivity restrictions on Pegasystems sales activities.

     In the future, we expect to enter into more perpetual license transactions, the effect of which may be to increase our license revenue and cash flow in the short term and to decrease the amount of revenue and cash flow from the renewal of term software license agreements. Historically, a significant portion of our license revenue has been from renewals of term software license agreements. In addition, license transactions with new customers have slowed significantly since the latter part of 2001.

     Services revenue for the first quarter of 2002 decreased 38% to $7.9 million from $12.7 million for the first quarter 2001. The decrease was due primarily to delayed customer spending and a decrease in new customer license transactions, which we believe were caused by the current generally weak economic conditions. Typically, we derive a substantial portion of our service revenue from services provided in connection with the implementation of software licensed by new customers.

     Deferred revenue at March 31, 2002 consisted primarily of billed fees from arrangements, for which acceptance of the software license or service milestone had not occurred, the unearned portion of service revenue and advance payment of maintenance fees. Deferred revenue balances increased to $8.5 million as of March 31, 2002 from $6.2 million as of December 31, 2001, due to advance payment of maintenance fees and software licenses.

     International revenues were 20% of total consolidated revenues for the first quarter of 2002 and 27% for the first quarter of 2001. Our international revenues may continue to fluctuate in the future because such revenues generally result from a small number of product acceptances during a given period. Historically, most of our contracts have been denominated in U.S. dollars. However, we expect that more of our contracts in the future may be denominated in foreign currencies, thereby exposing us to increased currency exchange risk.

Cost of revenue

     Cost of software license revenue for the first quarter of 2002 was $0.6 million, the same as for the first quarter of 2001. Costs of software license includes the amortization associated with stock purchase warrant we issued in September 1997 under an agreement with FDR and the amortization of the intellectual property we purchased from 1mind. Costs of software license as a percentage of license revenue decreased to 4% for first quarter of 2002 from 6% for the first quarter of 2001, due to the increase in software license revenue.

     Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the first quarter of 2002 decreased 29% to $7.3 million from $10.2 million for the first quarter of 2001, due to reduced staff costs including compensation, travel and facilities expense. Cost of services as a percentage of service revenue increased to 92% for the first quarter of 2002 from 81% for the first quarter of 2001. The percentage increase was primarily due to reduced services revenue partially offset by reduced staff costs. Our services management will continue to review the resource requirements to ensure they are appropriately aligned with revenue expectations.

Operating expenses

     Research and development expenses for the first quarter of 2002 increased 15% to $5.8 million from $5.0 million for 2001. As a percentage of total revenue, research and development expenses increased to 24% for the first quarter 2002 from 21% for the first quarter of 2001. These increases were the result of growth in staffing costs including compensation and benefits, and increased use of third party consultants.

     Selling and marketing expenses for the first quarter of 2002 increased 17% to $5.7 million from $4.9 million for the first quarter of 2001. As a percentage of total revenue, selling and marketing expenses increased to 24% for the first quarter of 2002 from 21% for the first quarter of 2001. The increases were due to increased spending on staff related costs and marketing programs.

     General and administrative expenses for the first quarter of 2002 decreased 19% to $2.4 million from $3.0 million for the first quarter of 2001. As a percentage of total revenue, general and administrative expenses decreased to 10% for the first quarter of 2002 from 13% for the first quarter of 2001. These decreases were due primarily to reduced incentive compensation and depreciation expense.

Installment receivable interest income

     Installment receivable interest income, which consists of the portion of all term license fees under software license agreements that is attributable to the time value of money, decreased 13% in the first quarter of 2002 to $1.3 million from $1.5 million for the first quarter of 2001. The decrease was due to a lower average discount rate for our portfolio of term software licenses. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates, typically below prime rate, and have varied between 3.5% and 8.0% during the past few years.

Other interest income, net

     Other interest income, net decreased 33% to $0.1 million for the first quarter of 2002 from $0.2 million for the first quarter of 2001. The decrease was due to lower interest rates, partially offset by larger invested cash balances.

Other expense, net

     Other expense, net, which consists primarily of currency exchange losses and reseller development funds received from third-party vendors of computer hardware products, was essentially unchanged from the first quarter of 2001.

Income before provision for income taxes

     Income before provision for income taxes increased to $3.6 million for the first quarter of 2002 from $1.3 million for the first quarter of 2001. This $2.3 million improvement was due primarily to a $5.4 million improvement in software license gross margin from increased revenues, partially offset by a $1.8 million reduction in service gross margin due to lower service revenues, increased operating expenses of $1.0 million and a reduction in installment receivable interest income.

Provision for income taxes

     The provision for the first quarter of 2002 is for current taxes on foreign subsidiary income. We have made minimal provisions for United States federal and state income taxes due to the availability of reserved loss carry forwards to offset current period income tax provision.

Liquidity and Capital Resources

     We have funded our operations primarily from cash flow from operations and the proceeds of our public stock offerings. At March 31, 2002, we had cash and cash equivalents of $41.3 million and working capital of $66.5 million.

     Net cash provided by operations for the first quarter of 2002 was $8.5 million compared with $3.1 million for the first quarter of 2001. Of the $5.4 million improvement, $1.3 million was due to improved profitability and $3.0 million was due to improved collections of accounts receivable, primarily from perpetual licenses. Billings during the first quarter include annual license and maintenance amounts for some customers, typically resulting in greater cash collections in the first quarter than in other quarters of the year. The remaining improvement was due to net changes in deferred revenues, accounts payable and accrued expenses. We, like many companies, are beginning to see longer payment cycles from some customers, which has increased the percentage of our trade accounts receivable that are over ninety days past due.

     Net cash used in investing activities for the first quarter of 2002 was $0.7 million compared with $0.1 million for the first quarter of 2001. The increased use of cash was due to the transaction costs associated with the 1mind acquisition.

     On February 6, 2002, we acquired substantially all of the assets of 1mind for initial consideration valued at $3.7 million, consisting of 569,949 shares of our common stock and warrants to purchase for nominal consideration 83,092 shares of our common stock. Depending upon the achievement of specified milestones by the acquired business in 2002 and validation of the negotiated value of 1mind, we may pay up to approximately $6 million in additional consideration substantially in the form of shares of our common stock. (See note 3 of notes to condensed consolidated financial statements).

     Net cash provided by financing activities for the first quarter of 2002 was $0.6 million compared with $27 thousand used in the first quarter of 2001. The increase was primarily due to the proceeds from stock option exercises.

     We believe that current cash, cash equivalents, and cash flow from ongoing operations will be sufficient to fund our operations until at least the end of 2002. Material risks to additional cash flow from operations include, but are not limited to continued under-utilization of our service personnel and our possible inability to enter into license transactions with new customers to offset the adverse impact on our long term liquidity arising from entering into more perpetual software licenses. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as we require. We have commitments under non-cancelable leases.

Inflation

     Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled term license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.

Forward-looking statements

     This Report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by forward-looking statements made in this report and presented elsewhere by management from time to time. Some of the important risks and uncertainties that may cause our operating results to differ materially or adversely are discussed below.

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

     If existing customers do not renew their term licenses, our financial results may suffer. A significant portion of total revenue has been attributable to term license renewals. While historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. A decrease in term license renewals absent offsetting revenue from other sources would have a material adverse effect on future financial performance. In addition, transition to prepaid perpetual licenses may have a material adverse impact on the amount of term license renewal revenues in future periods.

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

     We rely on certain third-party relationships. We have a number of relationships with third parties that are significant to sales, marketing and support activities and product development efforts. We rely on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen our products through the use of industry-standard tools and utilities. We also have relationships with third parties that distribute our products. In particular, we rely on our relationship with First Data Resources for the distribution of products to the credit card market and with PFPC Inc. for distribution of products to the mutual fund market. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with ours in the future or will not otherwise end their relationships with or support of us.

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

     We derived approximately 20% of our total revenue in the first quarter of 2002 from sales to customers based outside of the United States. Certain of our international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although our sales denominated in foreign currencies in the first quarter of 2002 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to us on the sale of our products in such foreign currencies.

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

Part II - Other Information:

Item 1.  Legal Proceedings

In the Matter of the Arbitration Between Pegasystems Inc, et al., and Ernst & Young, LLP, et al. On June 9, 2000, the Company and two of its officers filed a complaint against Ernst & Young, LLP and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court. The Complaint alleges that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. The complaint sought compensatory damages, including contribution for losses and other costs incurred in connection with certain class action securities litigation, which have been settled. On April 5, 2001, the Court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. The parties have agreed to arbitrate this dispute. An arbitration hearing has tentatively been scheduled for June 2002.

SEC Investigation. The Company previously disclosed that in May 1999 the Boston Office of the Securities and Exchange Commission's Division of Enforcement ("SEC") issued a Formal Order of Private Investigation of the Company and certain individuals, currently or formerly associated with the Company, related primarily to past accounting matters, financial reports, other public disclosures and trading activity in the Company's securities during 1997 and 1998. On March 28, 2002 the Company was advised by the staff of the SEC that the staff had terminated its investigation of the Company and such individuals, with no enforcement action being recommended.

Qwest Arbitration. On January 17, 2002, the Company filed a demand for arbitration with the American Arbitration Association in Denver, Colorado against Qwest Corporation, successor in interest to US West Business Resources, Inc. ("Qwest"). The Company is seeking monetary damages in the arbitration relating to

Qwest's termination of a software license and service agreement between the parties. On February 8, 2002, Qwest filed a counterclaim against the Company seeking monetary damages for alleged breach of that agreement by the Company.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
         See Exhibit Index attached hereto
(b) Reports on Form 8-K:

    (1) On February 6, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission reporting the acquisition of 1mind Corporation.

    (2) On April 9, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission reporting the termination by the Commission of its investigation of the Company and certain individuals.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Pegasystems Inc.

Date: April 23, 2002                /s/ Alan Trefler
                                    -----------------------------------
                                    Chairman and Chief Executive Officer

                                    /s/ Christopher Sullivan
                                    ---------------------------------------
                                    Treasurer and Chief Financial Officer
                                    (principal financial officer and chief
                                    accounting officer)

Exhibit Index

10.1 Refreshed Software License and Support Agreement dated March 1, 2002 by and between the Registrant and First Data Resources Inc. (confidential treatment requested as to certain portions).