Form 10-Q
period 2002-06-30
PEGASYSTEMS INC
filed 2002-07-24
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2002

                                       or

     [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from         to
                                         -------    --------

                         Commission File Number: 1-11859

                                PEGASYSTEMS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Massachusetts                       04-2787865
     --------------------------------    ---------------------------------
     (State or other jurisdiction of     (IRS Employer Identification No.)
      incorporation or organization )

               101 Main Street
               Cambridge, MA                       02142-1590
----------------------------------------           ----------
(Address of principal executive offices)           (zip code)

                                 (617) 374-9600
               ---------------------------------------------------
               (Registrant's telephone number including area code)

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

There were 34,136,434 shares of the Registrant's common stock, $.01 par value per share, outstanding on July 18, 2002.

                        PEGASYSTEMS INC. AND SUBSIDIARIES

                               Index to Form 10-Q

                                                                            Page
                                                                            ----
Part I -  Financial Information

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2002
          and December 31, 2001                                                3

          Condensed Consolidated Statements of Operations for the three
          and six months ended June 30, 2002 and 2001                          4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2002 and 2001                                  5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          21

Part II - Other Information

Item 1.   Legal Proceedings                                                   22

Item 2.   Changes in Securities and Use of Proceeds                           22

Item 3.   Defaults upon Senior Securities                                     22

Item 4.   Submission of Matters to a Vote of Security Holders                 22

Item 5.   Other Information                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                    22


SIGNATURES                                                                    23

                                PEGASYSTEMS INC.
                      Condensed Consolidated Balance Sheets
                  (in thousands, except share-related amounts)


                                                            June 30,  December 31,
                                                              2002       2001
                                                            --------   --------
ASSETS

Current assets:
   Cash and cash equivalents                                $ 49,020   $ 33,017
   Trade accounts receivable, net of allowance for
     doubtful accounts of $1,038 in 2002 and $1,034
     in 2001                                                   4,790      9,592
   Short-term license installments, net                       35,733     31,359
   Prepaid expenses and other current assets                     663      2,286
                                                            --------   --------
       Total current assets                                   90,206     76,254

   Long-term license installments, net                        45,088     43,155
   Equipment and improvements, net                             2,325      3,053
   Acquired technology, net (Note 3)                           1,254         --
   Purchased software and other assets, net                    1,443      2,610
   Goodwill (Note 3)                                           3,167         --
                                                            --------   --------
       Total assets                                         $143,483   $125,072
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued payroll expenses                                   $7,313     $7,940
   Accounts payable and accrued other expenses                 4,820      4,900
   Deferred revenue                                            9,033      6,176
   Current portion of capital lease obligations                  --          81
                                                            --------   --------
       Total current liabilities                              21,166     19,097

Commitments and contingencies (Note 5)
Deferred income taxes                                          1,000      1,000
Other long-term liabilities                                      202         17
                                                            --------   --------
       Total liabilities                                      22,368     20,114

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized; no shares issued and
     outstanding                                                  --         --
   Common stock, $.01 par value, 45,000,000 shares
     authorized; 34,135,434 shares and 32,754,648
     shares issued and outstanding in 2002 and 2001,
     respectively                                                341        328
   Additional paid-in capital                                108,407    101,318
   Stock warrants                                              3,271      2,897
   Retained earnings                                           8,798        757
   Accumulated other comprehensive income (loss)                 298       (342)
                                                            --------   --------
       Total stockholders' equity                            121,115    104,958
                                                            --------   --------
         Total liabilities and stockholders' equity         $143,483   $125,072
                                                            ========   ========


            See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                         Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                         ------------------   ------------------
                                           2002       2001      2002       2001
                                           ----       ----      ----       ----
Revenue:
   Software license                      $19,105    $ 8,653   $35,371   $19,534
   Services                                7,562     14,862    15,507    27,585
                                         --------   --------  --------  --------
     Total revenue                        26,667     23,515    50,878    47,119
                                         --------   --------  --------  --------

Cost of revenue:
   Cost of software license                  673      1,231     1,316     1,878
   Cost of services                        7,601      9,900    14,893    20,144
                                         --------   --------  --------  --------
     Total cost of revenue                 8,274     11,131    16,209    22,022
                                         --------   --------  --------  --------

Gross Profit                              18,393     12,384    34,669    25,097

Operating expenses:
   Research and development                5,604      4,995    11,354     9,986
   Selling and marketing                   5,979      4,231    11,708     9,140
   General and administrative              3,103      2,106     5,512     5,096
                                         --------   --------  --------  --------
     Total operating expenses             14,686     11,332    28,574    24,222
                                         --------   --------  --------  --------

Income from operations                     3,707      1,052     6,095       875

Installment receivable interest income     1,258      1,450     2,516     2,900
Other interest income, net                   180        234       323       448
Other income (expense), net                 (292)       141      (443)       (2)
                                         --------   --------  --------  --------
Income before provision for income taxes   4,853      2,877     8,491     4,221
Provision for income taxes                   250        225       450       475
                                         --------   --------  --------  --------
Net income                               $ 4,603    $ 2,652   $ 8,041   $ 3,746
                                         ========   ========  ========  ========

Earnings per share:

  Basic                                    $0.14      $0.08     $0.24     $0.11
                                           =====      =====     =====     =====
  Diluted                                  $0.13      $0.08     $0.22     $0.11
                                           =====      =====     =====     =====

Weighted average number of common and
common equivalent shares outstanding:

  Basic                                   33,738     32,655    33,442    32,625
                                          ======     ======    ======    ======
  Diluted                                 36,819     33,379    35,900    33,371
                                          ======     ======    ======    ======



            See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                          -------------------
                                                          2002           2001
                                                          ----           ----
Cash Flows from Operating Activities:
     Net income                                         $ 8,041        $ 3,746
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                    2,504          3,539
         Changes in operating assets and liabilities:
           Trade and installment accounts receivable     (1,208)        (3,575)
           Prepaid expenses and other current assets      1,650            337
           Accounts payable and accrued expenses           (946)         1,531
           Deferred revenue                               2,798          1,889
                                                        -------        -------
              Net cash provided by operating activities  12,839          7,467
                                                        -------        -------

Cash Flows from Investing Activities:
     Acquisition of 1mind (See note 3)                     (573)            --
     Purchase of equipment and improvements                (291)          (252)
     Other long term assets and liabilities                  (3)           173
                                                        -------        -------
              Net cash used in investing activities        (867)           (79)
                                                        -------        -------

Cash Flows from Financing Activities:
     Payments of capital lease obligations                  (81)          (159)
     Proceeds from sale of stock under employee stock
       purchase plan                                        177            164
     Exercise of stock options                            3,631             49
                                                        -------        -------
              Net cash provided by financing
                activities                                3,727             54
                                                        -------        -------

Effect of exchange rate changes on cash and cash
  equivalents                                               304           (192)
                                                        -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                16,003          7,250
                                                        -------        -------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           33,017         17,339
                                                        -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $49,020        $24,589
                                                        -------        -------

            See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002

Note 1 - Basis of Presentation

     The unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

     Certain amounts in the 2001 consolidated financial statements were reclassified to be consistent with the current presentation. Reimbursements received for out-of-pocket expenses have been reflected as services revenue, in compliance with Emerging Issues Task Force No. 01-14; in prior periods the reimbursements had been reflected as reduction of cost of services.


(in thousands, except per share data)            Three Months       Six Months
                                                 Ended June 30,   Ended June 30,
                                                      2001             2001
                                                 --------------   --------------
Services revenue as reported previously             $14,203          $26,138
Add: Reimbursements for out-of-pocket expenses          659            1,447
                                                    -------          -------
Services revenue, reclassified                      $14,862          $27,585
                                                    =======          =======

Cost of services as reported previously             $ 9,241          $18,697
Add: Reimbursements for out-of-pocket expenses          659            1,447
                                                    -------          -------
Cost of services, reclassified                      $ 9,900          $20,144
                                                    =======          =======

Note 2 - Significant Accounting Policies

(a)  Business

     We develop, market, license and support software that enables transaction intensive-organizations to manage a broad array of customer interactions. We also offer consulting, training, maintenance and support services to facilitate the installation and use of our products.

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

(c)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pegasystems Limited (a United Kingdom company), Pegasystems Company (a Canadian company), Pegasystems Worldwide Inc. (a United States corporation), Pegasystems Pty. Ltd. (an Australian company), Pegasystems Investment Inc. (a United States corporation), and Pegasystems Private Limited (a Singapore company). All intercompany accounts and transactions have been eliminated in consolidation.

(d)  Foreign Currency Translation

     The translation of assets and liabilities of our foreign subsidiaries is made at period-end exchange rates, while equity accounts are translated at historic exchange rates, and revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected as a separate component of accumulated other comprehensive income (loss). Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in other income (expense), net, in the accompanying consolidated statements of operations.

(e)  Revenue Recognition

     Our revenue is derived from two primary sources: software license fees and service fees. We offer both perpetual and term software licenses. Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue upon customer acceptance.

     Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance and commitment to the contractual payment stream. A portion of the fee from each arrangement is initially deferred and recognized as installment receivable interest income over the license term. In addition, many of our license agreements provide for license fee increases based on inflation. The present value of such increases is recognized when the increases become known. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.5% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements can be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized upon customer commitment to the new license terms.

     Our service revenue is comprised of fees for software implementation, consulting, maintenance, and training services. Our software implementation and consulting agreements typically require us to provide a specified level of implementation services for a specified fee, with additional consulting services available at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Revenues for fixed price projects are recognized as services are delivered once the fair value of services and any other elements to be delivered under the arrangement can be determined. All costs of services are expensed as incurred. Historically, we have had difficulty accurately estimating the time and resources needed to complete fixed price projects. As a result, determination of the fair value of the elements of the contract has generally occurred later in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. Prior to the point at which the fair value of the elements of a contract can be determined, revenue recognition for fixed price projects is limited to amounts equal to costs incurred, resulting in no gross profit. Once the fair values of the elements of a contract are apparent, profit associated with the fixed price services elements will begin to be recognized. Software license customers are offered the option to enter into a maintenance contract, which requires the customer to pay a monthly maintenance fee over the term of the maintenance agreement, typically renewable annually. Prepaid maintenance fees are deferred and are recognized evenly over the term of the maintenance agreement. We generally recognize training fees revenue as the services are provided.

     We reduce revenue for estimates of the fair value of potential concessions when revenue is initially recorded. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer.

(f)  Concentration of Credit Risk

     Financial instruments that potentially subject us to a concentration of credit risk consist of short-term cash investments, trade accounts receivable, and long-term license installments receivable. We record long-term license installments in accordance with our revenue recognition policy, which results in receivables from customers due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings. We grant credit to customers who are located throughout the world. We perform credit evaluations of customers and generally do not request collateral from customers. Amounts due under long-term license installments are expected to be received as follows:

                    License Installments

                   Years ended December 31,             (in thousands)
                   Remainder of 2002                        $  20,000
                                2003                           26,375
                                2004                           18,585
                                2005                           14,574
                                2006                            9,995
                                2007                            2,594
                                2008                              974
                                                            ---------
                                                               93,097

           Deferred license interest income                   (12,276)
                                                            ---------
           Total license installments receivable            $  80,821
                                                            =========

(g)  Cash and Cash Equivalents

     We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents.

(h)  Equipment and Improvements

     Equipment and improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for equipment and five years for furniture and fixtures. Leasehold improvements and equipment under capital leases are amortized over the term of the lease or the useful life of the asset, whichever is less. Repairs and maintenance costs are expensed as incurred.

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

(j)  Research and Development and Software Costs

     Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product that is completed in the same language and is capable of running on all of the platforms as the product to be ultimately marketed. Such costs have not been material to date, and as a result, no internal costs were capitalized during the three and six months ended
June 30, 2002 and 2001.

     Software costs are included in cost of software license revenue. No amortization expense for internally developed capitalized software costs was charged to cost of software license revenue during the three and six months ended June 30, 2002 and 2001.

(k)  Net Earnings Per Share

     Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share data)                        Three Months Ended                Six Months Ended
                                                                   June 30,                        June 30,
                                                            ----------------------           --------------------
                                                            2002              2001           2002            2001
                                                            ----              ----           ----            ----
Basic
-----
Net income                                                $ 4,603           $ 2,652         $8,041          $ 3,746
                                                          =======           =======         ======          =======

Weighted average common shares outstanding                 33,738            32,655         33,442           32,625
                                                          =======           =======         ======          =======

Basic earnings per share                                    $0.14             $0.08          $0.24            $0.11
                                                          =======           =======         ======          =======

Diluted
-------
Net income                                                $ 4,603           $ 2,652         $8,041          $ 3,746
                                                          =======           =======         ======          =======

Weighted average common shares outstanding                 33,738            32,655         33,442           32,625
  Effect of assumed exercise of stock options               3,081               724          2,458              746
                                                          -------           -------        -------          -------
Weighted average common shares
   Outstanding, assuming dilution                          36,819            33,379         35,900           33,371
                                                          =======           =======         ======          =======

Diluted earnings per share                                  $0.13             $0.08          $0.22            $0.11
                                                          =======           =======         ======          =======

Outstanding options and warrant excluded as
   impact would be anti-dilutive                            2,025             8,007          4,128            7,530
                                                          =======           =======         ======          =======


(l)  Segment Reporting

     We currently operate in one operating segment, customer service software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States. For the three and six months ending June 30, 2002 and 2001, we derived our operating revenue from the following countries, principally through export from the United States of America:

                                        Three Months Ended                        Six Months Ended
                                              June 30,                                June 30,
                                              --------                                --------
(in $ thousands)                     2002                 2001               2002                  2001
                                     ----                 ----               ----                  ----
     United States             $21,224     80%      $17,494    74%    $ 40,582      80%      $34,815     74%
     United Kingdom              4,232     16%        3,589    15%       7,878      15%        6,928     15%
     Europe                        258      1%        1,173     5%       1,156       2%        3,738      8%
     Other                         953      3%        1,259     6%       1,262       3%        1,638      3%
                               -------              -------           --------               -------
                               $26,667    100%      $23,515   100%    $ 50,878     100%      $47,119    100%

     During the three months ended June 30, 2002 and 2001, one customer accounted for approximately 23% and 16% of our total revenue, respectively. During the six months ended June 30, 2002 and 2001, one customer accounted for approximately 31% and 10% of our total revenue, respectively. At June 30, 2002, one customer represented 10% of outstanding accounts receivable and one customer represented 13% of long and short-term license installments.

(m)  Stock Options

     We periodically grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of the grant. We account for such stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and intend to continue to do so. Stock options granted to non-employee contractors are accounted for using the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". We have adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," relative to the impact of the fair value method.

(n)  Fair Value of Financial Instruments

     The principal financial instruments held consist of cash and equivalents, accounts receivable and payable, capital lease obligations, and license installment receivables arising from license transactions. The carrying values of cash and equivalents, accounts receivable, accounts payable, and capital lease obligations approximates their fair value due to the short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at June 30, 2002 and 2001.

(o)  Legal Costs

     We expense litigation costs as incurred.

(p)  New Accounting Standards

     We have adopted the Financial Accounting Standards Board ("FASB") SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No.141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill resulting from business combinations no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill.

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

Note 3 - Acquisition

     On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation ("1mind") for initial consideration value of $3.7 million. Depending upon the achievement of specified milestones by the acquired business in 2002 and validation of the negotiated value of 1mind, we may pay up to approximately $6 million in additional consideration substantially in the form of shares of our common stock. We believe that the acquisition will help increase our penetration of the healthcare and insurance markets, strengthen our management and delivery teams and deepen our product offerings. The acquisition of 1mind has been accounted for as purchase and the operations of 1mind have been included in our consolidated financial statements from the date of acquisition. Results of operations would not have changed materially for 2001 or the current year if 1mind had been acquired on January 1, 2001 and 2002, respectively. The cash flow impact of $573 thousand from this acquisition was transaction costs of $614 thousand less cash acquired of $41 thousand. We have not yet completed the process of appraising the fair values of 1mind assets, and therefore, the allocation of the purchase price in the condensed consolidated financial statements is based on estimates, and is subject to change.

                 (in thousands)

                 Shares issued (a)                           $ 3,295
                 Warrants issued (b)                             374
                                                             -------
                 Total purchase price                        $ 3,669
                                                             =======

                 Current assets, including cash of $41       $   339
                 Equipment and improvements                      143
                 Acquired existing technology (c)              1,400
                 Goodwill and other intangibles (d)            3,167
                 Current liabilities                            (571)
                 Long term liabilities                          (195)
                 Transaction costs                              (614)
                                                             -------
                                                             $ 3,669
                                                             =======

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

Note 4 - Comprehensive Income

The components of comprehensive income are as follows:

(in thousands)                                                Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                            ----------------------           ---------------------
                                                            2002              2001           2002             2001
                                                            ----              ----           ----             ----
Net income                                                 $4,603            $2,652         $8,041           $3,746
Foreign currency translation adjustments, net of
   income taxes                                               652               (15)           640             (107)
                                                           ------            ------         ------           ------
Comprehensive income                                       $5,255            $2,637         $8,681           $3,639
                                                           ======            ======         ======           ======

Note 5 - Commitments and Contingencies

Company Litigation

Qwest Arbitration. On January 17, 2002, we filed a demand for arbitration with the American Arbitration Association in Denver, Colorado against Qwest Corporation, successor in interest to US West Business Resources, Inc. ("Qwest"). We are seeking monetary damages in the arbitration relating to Qwest's termination of a software license and service agreement with us. On February 8, 2002, Qwest filed a counterclaim against us seeking unspecified monetary damages for alleged breach by us of that agreement and software royalties in an unspecified amount. An arbitration hearing is currently scheduled for August, 2002.

Ernst and Young Arbitration.

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

     On April 5, 2001, the Court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. The parties agreed to submit this dispute to arbitration, the evidence phase of which concluded in June, 2002. Post-hearing argument is currently scheduled for August 6, 2002.

Acquisition

     Under the agreement for acquisition of 1mind, depending upon the achievement of specified milestones by the acquired business in 2002 and validation of the negotiated value of 1mind, we may pay up to approximately $6 million in additional consideration, substantially in the form of shares of our common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     In connection with the discussion that follows, you are encouraged to read Notes 2 and 3 of the notes to our condensed consolidated financial statements included elsewhere in this report.

     Our revenue is derived from two primary sources: software license fees and service fees. We offer both perpetual and term software licenses. Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue upon customer acceptance.

     Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance and commitment to the contractual payment stream. A portion of the fee from each arrangement is initially deferred and recognized as installment receivable interest income over the license term. In addition, many of our license agreements provide for license fee increases based on inflation. The present value of such increases is recognized when the increases become known. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.5% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements can be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized upon customer commitment to the new license terms.

     Our service revenue is comprised of fees for software implementation, consulting, maintenance, and training services. Our software implementation and consulting agreements typically require us to provide a specified level of implementation services for a specified fee, with additional consulting services available at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Revenues for fixed price projects are recognized as services are delivered once the fair value of services and any other elements to be delivered under the arrangement can be determined. All costs of services are expensed as incurred. Historically, we have had difficulty accurately estimating the time and resources needed to complete fixed price projects. As a result, determination of the fair value of the elements of the contract has generally occurred later in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. Prior to the point at which the fair value of the elements of a contract can be determined, revenue recognition for fixed price projects is limited to amounts equal to costs incurred, resulting in no gross profit. Once the fair values of the elements of a contract are apparent, profit associated with the fixed price services elements will begin to be recognized. Software license customers are offered the option to enter into a maintenance contract, which requires the customer to pay a monthly maintenance fee over the term of the maintenance agreement, typically renewable annually. Prepaid maintenance fees are deferred and are recognized evenly over the term of the maintenance agreement. We generally recognize training fees revenue as the services are provided.

     We reduce revenue for estimates of the fair value of potential concessions when revenue is initially recorded. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer.

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Revenue

     Our total revenue for the three-month period ended June 30, 2002 ("the second quarter of 2002") increased 13% to $26.7 million from $23.5 million for the three month period ended June 30, 2001 ("the second quarter of 2001"). The increase was due to a $10.5 million increase in software license revenue partially offset by a $7.3 million decrease in services revenue. Total revenue for the six months ended June 30, 2002 ("first half of 2002) increased 8% to $50.9 million from $47.1 million in the six months ended June 30, 2001 ("first half of 2001"). The following table summarizes our revenue composition:

  (in millions)                                            Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                           ------------------             -----------------
                                                           2002         2001              2002         2001
                                                           ----         ----              ----         ----
  License revenue
  ---------------
  Term license renewals, extensions and additions        $ 11.8       $  6.9            $ 16.5       $ 14.4
  Perpetual and subscription licenses                       7.3          1.7              18.9          5.1
                                                         ------       ------            ------       ------
  Total license revenue                                    19.1          8.6              35.4         19.5

  Services Revenue
  ----------------
  Consulting services                                       5.4         12.9              11.1         23.7
  Maintenance                                               2.2          2.0               4.4          3.9
                                                         ------       ------            ------       ------
  Total services revenue                                    7.6         14.9              15.5         27.6
                                                         ------       ------            ------       ------

  Total revenue                                          $ 26.7       $ 23.5            $ 50.9       $ 47.1
                                                         ======       ======            ======       ======

     Software license revenue for the second quarter of 2002 increased 121% to $19.1 million from $8.6 million for the second quarter of 2001. The $5.6 million increase in perpetual and subscription licenses was due to a $4.3 million increase in net license revenue from First Data Resources ("FDR"), and a $1.3 million increase in other subscription revenue. Term software license renewals, extensions, and additions increased by $4.9 million. Discount rates used to recognize term license revenue vary directly with overall interest rate levels. The discount rates used to recognize term license revenue in the second quarter of 2002 averaged 4.26%. Of the increase in license revenue for the second quarter versus prior year, approximately $0.6 million was due to reduced discount rates on term license revenue. Software license revenue for the first half of 2002 increased 81% to $35.4 million from $19.5 million in the first half of 2001, due primarily to increased revenue from perpetual licenses. Of the increase in license revenue for the first half versus prior year, approximately $0.9 million was due to reduced discount rates on term license revenue.

     Of the increase in revenue from perpetual licenses in the first half of 2002, $12.8 million was due to the sale to First Data Resources ("FDR") of a perpetual license that replaced the prior term license subscription which was due to expire in December 2002. Software license revenue recognized under the FDR agreements was $8.6 million in Q1 of 2002, and $5.85 million in Q2 of 2002. Under the terms of the FDR perpetual license agreement, FDR is required to make monthly payments through December 2003. These payments total $5.85 million in each of the third and fourth quarters of 2002 and $3.54 million in each of the four quarters of 2003. We recognize revenue three months in advance of payments per the cancellation provisions of the agreement. We expect to recognize as revenue from the FDR perpetual license $5.85 million in the third quarter of 2002, and $3.54 million in the fourth quarter of 2002 and each of the first three quarters of 2003.

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

     Services revenue for the second quarter of 2002 decreased 49% to $7.6 million from $14.9 million for the second quarter 2001. Services revenue for the first half of 2002 decreased 44% to $15.5 million from $27.6 million in the first half of 2001. The decreases were due primarily to delayed customer spending and a decrease in new customer license transactions, which we believe were caused by the current generally weak economic conditions. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers.

     Deferred revenue at June 30, 2002 consisted primarily of billed fees from arrangements for which acceptance of the software license or service milestone had not occurred, the unearned portion of services revenue and advance payment of maintenance fees. Deferred revenue balances increased to $9.0 million as of June 30, 2002 from $6.2 million as of December 31, 2001, due to advance payment of maintenance fees and software licenses, and an increase in the unearned portion of services revenue due to service milestones.

     International revenues were 20% of total consolidated revenues for the first half of 2002 and 26% for the first half of 2001. Our international revenues may fluctuate in the future because such revenues generally result from a small number of product acceptances during a given period. Historically, most of our contracts have been denominated in U.S. dollars. However, more of our contracts in the future may be denominated in foreign currencies, thereby exposing us to increased currency exchange risk.

Cost of revenue

     Costs of software license includes the amortization associated with a stock purchase warrant we issued in September 1997 under an agreement with First Data Resources and the amortization of the intellectual property we purchased from 1mind. Cost of software license revenue for the second quarter of 2002 decreased 45% to $0.7 million from $1.2 million for the second quarter of 2001. As a percentage of software license revenue, cost of software license revenue decreased to 4% for the second quarter of 2002 from 14% for the second quarter of 2001. Cost of software licenses for the first half of 2002 decreased 30% to $1.3 million from $1.9 million for the first half of 2001. As a percentage of software license revenue, cost of software license revenue decreased to 4% for the first half of 2002 from 10% for the first half of 2001. Such decreases were attributable to a $0.6 million charge taken in the second quarter of 2001 and the increase in software license revenue. The charge was for software acquired by the Company in the fourth quarter of 2000 which, after initially being amortized, was expensed in-full in the second quarter of 2001 because the productive use of this software was no longer anticipated.

     Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the second quarter of 2002 decreased 23% to $7.6 million from $9.9 million for the second quarter of 2001, primarily due to reduced staff costs and lower contractor costs. Cost of services as a percentage of service revenue increased to 101% for the second quarter of 2002 from 67% for the second quarter of 2001. Cost of services for the first half of 2002 decreased 26% to $14.9 million from $20.1 million for the first half of 2001. Cost of services as a percentage of services revenue increased to 96% for the first half of 2002 from 73% for the first half of 2001. The percentage increase was primarily due to the reduction in services revenue, which was only partially offset by reduced staff costs. Service gross margin was negative $39 thousand for the second quarter of 2002. We will continue to review resource requirements to ensure appropriate alignment with revenue expectations.

Operating expenses

     Research and development expenses for the second quarter of 2002 increased 12% to $5.6 million from $5.0 million for 2001. As a percentage of total revenue, research and development expenses remained approximately flat at 21% for the second quarter of 2002 compared to the second quarter of 2001. Research and development expenses for the first half of 2002 increased 14% to $11.4 million from $10.0 million for the first half of 2001. As a percentage of total revenue, research and development expenses increased to 22% for the first half of 2002 from 21% for the first half of 2001.This increase was the result of growth in staffing costs including compensation and benefits, travel, and increased use of third party consultants to support investment in PegaRULES technology as well as other product developments and enhancements.

     Selling and marketing expenses for the second quarter of 2002 increased 41% to $6.0 million from $4.2 million for the second quarter of 2001. As a percentage of total revenue, selling and marketing expenses increased to 22% for the second quarter of 2002 from 18% for the second quarter of 2001. Selling and marketing expenses for the first half of 2002 increased 28% to $11.7 million from $9.1 million for the first half of 2001. As a percentage of total revenue, selling and marketing expenses increased to 23% for the first half of 2002 from 19% for the first half of 2001. These increases were due to increased staff and marketing programs spending in our application business and investment in the emerging PegaRULES business.

     General and administrative expenses for the second quarter of 2002 increased 47% to $3.1 million from $2.1 million for the second quarter of 2001. As a percentage of total revenue, general and administrative expenses increased to 12% for the second quarter of 2002 from 9% for the second quarter of 2001. General and administrative expenses for the first half of 2002 increased 8% to $5.5 million from $5.1 million for the first half of 2001. As a percentage of total revenue, general and administrative expenses remained approximately flat at 11% for the first half of 2002 compared to the first half of 2001. These increases were due to legal and professional services fees related to the Qwest and Ernst & Young arbitrations.

Installment receivable interest income

     Installment receivable interest income, which consists of the portion of all term license fees under software license agreements that is attributable to the time value of money, decreased in the second quarter of 2002 to $1.3 million from $1.5 million for the second quarter of 2001. Installment receivable interest income for the first half of 2002 decreased to $2.5 million from $2.9 million for the first half of 2001. The decrease was due to a lower average discount rate for our portfolio of term software licenses. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates, typically below prime rate, and have varied between 3.5% and 8.0% during the past few years.

Other interest income, net

     Other interest income, net decreased 23% to $0.18 million for the second quarter of 2002 from $0.23 million for the second quarter of 2001. Other interest income, net, decreased to $0.32 million for the first half of 2002 from $0.45 million for the second half of 2001. The decreases were due to lower interest rates, partially offset by larger invested cash balances.

Other income (expense), net

     Other income (expense), net, which consists primarily of currency exchange losses and reseller development funds received from third-party vendors of computer hardware products, was ($0.3) million for the second quarter of 2002 versus $0.1 million for the second quarter of 2001. Other income (expense), net was ($0.4) million for the first half of 2002 compared to two thousand dollars for the first half of 2001. The decreases were due to lower partner commissions and greater currency exchange losses.

Income before provision for income taxes

     Income before provision for income taxes increased to $4.9 million for the second quarter of 2002 from $2.9 million for the second quarter of 2001. This $2.0 million improvement was due primarily to a $11.0 million improvement in software license gross margin from increased revenues, partially offset by a $5.0 million reduction in services gross margin due to lower services revenues, increased operating expenses of $3.4 million, reduction in installment receivable interest income, and greater currency losses.

Provision for income taxes

     The provision for the second quarter of 2002 consists of current taxes provided on foreign subsidiary income. The tax provision for the first half of 2002 and the first half of 2001 was $0.5 million. Provisions have not been recorded for U.S. federal and state taxes due to the availability of loss carryforwards, the recognition of which would offset any tax provision recorded.

Liquidity and Capital Resources

     We have funded our operations primarily from cash flow from operations and the proceeds of our public stock offerings. At June 30, 2002, we had cash and cash equivalents of $49.0 million and working capital of $69.0 million.

     Net cash provided by operations for the first half of 2002 was $12.8 million compared with $7.5 million for the first half of 2001. The increase was due to a $4.3 million improvement in profitability and a $2.4 million improvement in the collections of accounts receivable, primarily from perpetual licenses. These improvements were partially offset by net changes in accrued expenses, prepaid expenses, other current assets, and deferred revenues.

     Net cash used in investing activities for the first half of 2002 was $0.9 million compared with $0.1 million for the first half of 2001. The increased use of cash was primarily due to transaction costs associated with the 1mind acquisition.

     On February 6, 2002, we acquired substantially all of the assets of 1mind for initial consideration valued at $3.7 million, consisting of 569,949 shares of our common stock and warrants to purchase for nominal consideration 83,092 shares of our common stock. Depending upon the achievement of specified milestones by the acquired business in 2002 and validation of the negotiated value of 1mind, we may pay up to approximately $6 million in additional consideration substantially in the form of shares of our common stock. (See Note 3 of notes to condensed consolidated financial statements.)

     Net cash provided by financing activities for the first half of 2002 was $3.7 million compared with $0.1 million in the first half of 2001. The increase was primarily due to proceeds from employee stock option exercises.

     We believe that current cash, cash equivalents, and cash flow from ongoing operations will be sufficient to fund our operations for the coming year. Material risks to additional cash flow from operations include a further decline in services revenue and delayed or reduced cash payments accompanying sales of new licenses. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as we require.

Inflation

     Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our agreements with customers typically provide for annual increases in term license and maintenance fees based on recognized inflation indexes.

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

     We rely on certain third-party relationships. We have a number of relationships with third parties that are significant to sales, marketing and support activities, and product development efforts. We rely on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen our products through the use of industry-standard tools and utilities. We also have relationships with third parties that distribute our products. In particular, we rely on our relationship with First Data Resources for the distribution of products to the credit card market and with PFPC Inc. for distribution of products to the mutual fund market. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with ours in the future or will not otherwise end their relationships with or support of us.

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

     We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 23%, 26% and 21% of our total revenue in 2001, 2000 and 1999, respectively. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in continental Europe, Australia, and Asia. We believe that our continued growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

     We face risks related to the acquisition of 1mind. On February 6, 2002, we acquired substantially all of the assets and specified liabilities of 1mind Corporation and its wholly owned subsidiary (collectively, "1mind"). Following the acquisition of 1mind, we intend to intensify our focus on marketing and selling our products and services within the healthcare market. We face risks in connection with integrating 1mind's technology and personnel into the combined company. Additionally, we face risks involved with integrating and retaining key former 1mind personnel. Managing these risks may result in undue cost or delay and may require us to divert management time and attention from our primary business operations. The result could adversely affect our financial results.

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

     We derived approximately 20% of our total revenue in the first half of 2002 from sales to customers based outside of the United States. Certain of our international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although our sales denominated in foreign currencies in the first half of 2002 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to us on the sale of our products in such foreign currencies.

     We believe that at current market interest rates, the fair value of license installments receivable approximates carrying value as reported on our balance sheets. However, there can be no assurance that the fair value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair value of the license installments receivable. The carrying value reflects a weighted average of historic discount rates. The average rate changes with market rates as new license installment receivables are added to the portfolio, which mitigates exposure to market interest rate risk.

Part II - Other Information:

Item 1.  Legal Proceedings

Company Litigation

Qwest Arbitration. On January 17, 2002, we filed a demand for arbitration with the American Arbitration Association in Denver, Colorado against Qwest Corporation, successor in interest to US West Business Resources, Inc. ("Qwest"). We are seeking monetary damages in the arbitration relating to Qwest's termination of a software license and service agreement with us. On February 8, 2002, Qwest filed a counterclaim against us seeking unspecified monetary damages for alleged breach by us of that agreement and software royalties in an unspecified amount. An arbitration hearing is currently scheduled for August, 2002.

Ernst & Young Arbitration.
On June 9, 2000, the Company and two of its officers filed a complaint against Ernst & Young LLP and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court. The Complaint alleges that the defendants committed professional malpractice, breached contractual and fiduciary duties owed to the Company, and issued false and misleading public statements, in connection with advice that Ernst & Young rendered to the Company to record $5 million in revenue in its financial statements for the second fiscal quarter ended June 30, 1997 pursuant to a series of contracts between the Company and First Data Resources, Inc. The complaint sought compensatory damages, including contribution for losses and other costs incurred in connection with certain class action securities litigation, which has been settled.

     On April 5, 2001, the Court dismissed the Complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between the Company and Ernst & Young. The parties agreed to submit this dispute to arbitration, the evidence phase of which concluded in June, 2002. Post-hearing argument is currently scheduled for August 6, 2002.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 4, 2002. The following matters were voted upon:

1. Edward Roberts, James O'Halloran, and Richard Jones were elected to serve as Directors of the Company until the 2005 Annual Meeting of Stockholders and until their successors are duly elected and qualified. Mr. Roberts was elected with 32,531,496 votes "FOR" and 20,990 votes "ABSTAINING."
     Mr. O'Halloran was elected with 32,514,528 votes "FOR" and 37,958 votes "ABSTAINING." Mr. Jones was elected with 32,498,455 votes "FOR" and 54,031 votes "ABSTAINING."

2. The stockholders ratified the appointment by the Board of Directors of Deloitte & Touche, LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending December 31, 2002 with 32,284,826 votes "FOR" and 9,420 votes "ABSTAINING."

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K

On April 9, 2002, we filed a report with on Form 8-K with the Securities and Exchange Commission reporting the termination by the Commission of its investigation of the Company and certain individuals.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Pegasystems Inc.

Date: July 24, 2002                /s/ Alan Trefler
                                   -----------------------------------
                                   Chairman and Chief Executive Officer

                                   /s/  Christopher Sullivan
                                   --------------------------------------
                                   Treasurer and Chief Financial Officer
                                   (principal financial officer and chief
                                   accounting officer)