Form 10-Q
period 2002-09-30
PEGASYSTEMS INC
filed 2002-10-23
CIK 1013857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
 [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       or

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

                              Yes    X   No_______
                                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 34,216,579 shares of the Registrant's common stock, $.01 par value per share, outstanding on October 17, 2002.

                        PEGASYSTEMS INC. AND SUBSIDIARIES
                               Index to Form 10-Q

                                                                                        Page
                                                                                        ----
 Part I - Financial Information

 Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2002
           and December 31, 2001                                                         3

           Condensed Consolidated Statements of Operations for the three and nine
           months ended September 30, 2002 and 2001                                      4

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2002 and 2001                                      5

           Notes to Condensed Consolidated Financial Statements                          6

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          13

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    21

 Item 4.  Controls and Procedures                                                       22

 Part II - Other Information

 Item 1.  Legal Proceedings                                                             23

 Item 2.  Changes in Securities and Use of Proceeds                                     23

 Item 3.  Defaults upon Senior Securities                                               23

 Item 4.  Submission of Matters to a Vote of Security Holders                           23

 Item 5.  Other Information                                                             23

 Item 6.  Exhibits and Reports on Form 8-K                                              23


 SIGNATURES                                                                             24


 CERTIFICATIONS                                                                         25


                                PEGASYSTEMS INC.
                      Condensed Consolidated Balance Sheets
                  (in thousands, except share-related amounts)

                                                                                       September 30,       December 31,
                                                                                           2002                2001
                                                                                       -------------       ------------
Assets

Current assets
         Cash and cash equivalents ..............................................        $  52,263          $  33,017
         Trade accounts receivable, net of allowance for doubtful accounts
             of $858 in 2002 and $1,034 in 2001 (Note 4) ........................            3,580              9,592
         Short-term license installments ........................................           35,008             31,359
         Investments-held to maturity ...........................................            3,024                 --
         Prepaid expenses and other current assets ..............................            1,340              2,286
                                                                                       -----------        -----------
                  Total current assets ..........................................           95,215             76,254

Long-term license installments, net .............................................           46,121             43,155
Investments-held to maturity ....................................................            1,776                 --
Equipment and improvements, net .................................................            2,087              3,053
Acquired technology, net (Note 3) ...............................................            1,167                 --
Purchased software and other assets, net ........................................              858              2,610
Goodwill (Note 3) ...............................................................            3,167                 --
                                                                                       -----------        -----------
         Total assets ...........................................................        $ 150,391          $ 125,072
                                                                                       ===========        ===========

Liabilities and stockholders' equity

Current liabilities
         Accrued payroll expenses ...............................................        $   8,228          $   7,940
         Accounts payable and accrued other expenses ............................            4,417              4,900
         Deferred revenue .......................................................            9,997              6,176
         Current portion of capital lease obligation ............................               --                 81
                                                                                       -----------        -----------
                  Total current liabilities .....................................           22,642             19,097

Commitments and contingencies (Note 6)
Deferred income taxes ...........................................................            1,000              1,000
Other long-term liabilities .....................................................              284                 17
                                                                                       -----------        -----------
                  Total liabilities .............................................           23,926             20,114

Stockholders' equity
         Preferred stock, $0.01 par value, 1,000,000 share authorized; no
            shares issued and outstanding .......................................               --                 --
         Common stock, $0.01 par value, 45,000,000 shares authorized;
            34,215,579 shares and 32,754,648 shares issued and outstanding
            in 2002 and 2001, respectively ......................................              342                328
         Additional paid-in capital .............................................          108,665            101,318
         Stock warrants .........................................................            3,271              2,897
         Retained earnings ......................................................           13,625                757
         Accumulated other comprehensive income (loss) ..........................              562               (342)
                                                                                       -----------        -----------
                  Total stockholders' equity ....................................          126,465            104,958
                                                                                       -----------        -----------
                           Total liabilities and stockholders' equity ...........        $ 150,391          $ 125,072
                                                                                       ===========        ===========

            See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                  Three Months Ended     Nine Months Ended
                                                                     September 30,         September 30,
                                                                   2002        2001       2002        2001
                                                                 --------    --------   --------    --------
Revenue
   Software license ..........................................   $ 16,902    $ 10,629   $ 52,273    $ 30,163
   Services ..................................................      8,663      13,258     24,170      40,845
                                                                 --------    --------   --------    --------
     Total revenue ...........................................     25,565      23,887     76,443      71,008
                                                                 --------    --------   --------    --------

Cost of revenue
   Cost of software license ..................................        672         585      1,988       2,464
   Cost of services ..........................................      7,352       9,293     22,245      29,438
                                                                 --------    --------   --------    --------
     Total cost of revenue ...................................      8,024       9,878     24,233      31,902
                                                                 --------    --------   --------    --------

Gross profit                                                       17,541      14,009     52,210      39,106
                                                                 --------    --------   --------    --------

Operating expenses
   Research and development ..................................      5,349       5,386     16,703      15,372
   Selling and marketing .....................................      6,296       3,960     18,003      13,100
   General and administrative ................................      1,871       2,419      7,383       7,515
                                                                 --------    --------   --------    --------
     Total operating expenses ................................     13,516      11,765     42,089      35,987
                                                                 --------    --------   --------    --------

Income from operations .......................................      4,025       2,244     10,121       3,119
                                                                 --------    --------   --------    --------

Installment receivable interest income .......................      1,258       1,450      3,774       4,350
Other interest income, net ...................................        218         211        541         658
Other (expense) income, net ..................................       (373)        229       (816)        228
                                                                 --------    --------   --------    --------
Income before provision for income taxes .....................      5,128       4,134     13,620       8,355
Provision for income taxes ...................................        302         250        752         725
                                                                 --------    --------   --------    --------
Net income ...................................................   $  4,826    $  3,884   $ 12,868    $  7,630
                                                                 ========    ========   ========    ========

Earnings per share
   Basic .....................................................   $   0.14    $   0.12   $   0.38    $   0.23
                                                                 ========    ========   ========    ========
   Diluted ...................................................   $   0.13    $   0.12   $   0.35    $   0.23
                                                                 ========    ========   ========    ========

Weighted average number of common and common
   equivalent shares outstanding
   Basic .....................................................     34,176      32,695     33,956      32,649
                                                                 ========    ========   ========    ========
   Diluted ...................................................     36,275      33,420     36,292      33,398
                                                                 ========    ========   ========    ========

           See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                               Nine Months Ended
                                                                                                                  September 30,
                                                                                                           -------------------------
                                                                                                             2002             2001
                                                                                                             ----             ----
Cash flows for operating activities
     Net income ....................................................................................       $ 12,868        $  7,630
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization ...........................................................          3,512           5,012
           Non-cash compensation ...................................................................             --              73
           Changes in operating assets and liabilities:
                Trade and installment accounts receivable ..........................................           (306)         (6,488)
                Prepaid expenses and other current assets ..........................................            974            (353)
                Accounts payable and accrued expenses ..............................................           (151)          2,067
                Deferred revenue ...................................................................          3,762           1,381
                                                                                                           --------        --------
                   Net cash provided by operating activities .......................................         20,659           9,322
                                                                                                           --------        --------

Cash flows from investing activities
     Purchase of investments held to maturity ......................................................         (4,800)             --
     Acquisition of 1mind (Note 3) .................................................................           (573)             --
     Purchase of equipment and improvements ........................................................           (558)           (432)
     Other long-term assets and liabilities ........................................................             (3)            302
                                                                                                           --------        --------
              Net cash used in investing activities ................................................         (5,934)           (130)
                                                                                                           --------        --------

Cash flows from financing activities
     Payments of capital lease obligation ..........................................................            (81)           (240)
     Proceeds from sale of stock under employee stock purchase plan ................................            177             164
     Exercise of stock options .....................................................................          3,887              55
                                                                                                           --------        --------
              Net cash provided by financing activities ............................................          3,983             (21)
                                                                                                           --------        --------

Effect of exchange rate changes on cash and cash equivalents .......................................            538            (259)
                                                                                                           --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................................         19,246           8,912
                                                                                                           --------        --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................................         33,017          17,339
                                                                                                           --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................................       $ 52,263        $ 26,251
                                                                                                           ========        ========

            See notes to condensed consolidated financial statements.

                                PEGASYSTEMS INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

Note 1 - Basis of presentation

      The unaudited condensed consolidated financial statements of Pegasystems Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Certain amounts in the 2001 consolidated financial statements were reclassified to be consistent with the current presentation. Reimbursements received for out-of-pocket expenses have been reflected as services revenue, in compliance with Emerging Issues Task Force Abstract No. 01-14; in prior periods the reimbursements had been reflected as reduction of cost of services.

                                                        Three Months    Nine Months
                                                            Ended          Ended
                                                        September 30,  September 30,
(in thousands, except per share data)                       2001           2001
                                                        -------------  -------------
Services revenue as reported previously ................   $12,478        $38,617
Add: reimbursements for out-of-pocket expenses .........       780          2,228
                                                           -------        -------
Services revenue, reclassified .........................   $13,258        $40,845
                                                           =======        =======

Cost of services as reported previously ................   $ 8,513        $27,210
Add: reimbursements for out-of-pocket expenses .........       780          2,228
                                                           -------        -------
Cost of services, reclassified .........................   $ 9,293        $29,438
                                                           =======        =======

Note 2 - Significant accounting policies

(a) Business

     We develop, market, license and support software that enables transaction-intensive organizations to manage a broad array of customer interactions. We also offer consulting, training, maintenance and support services to facilitate the installation and use of our products.

(b) Management estimates and reporting

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Estimates which effect significant assets and liabilities include estimates with respect to allowance for doubtful accounts, the relative fair value of deliverables under revenue contracts, deferred income taxes, and deferred revenue.

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

(e) Revenue recognition

     Our revenue is derived from two primary sources: software license fees and service fees. We offer both perpetual and term software licenses. Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue upon customer acceptance to the extent that payments are not subject to refund. Payments subject to refund are recognized as revenue as refund provisions lapse.

     Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance. A portion of the license fees payable under each term license agreement is treated as imputed interest deferred and recognized as installment receivable interest income over the license term. Many of our license agreements provide for license fee increases based on inflation. The present value of such increases is recognized when the inflation increases become known. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements may be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized when the customer becomes committed to the new license terms.

     In certain circumstances, such as when license fees are not fixed and determinable, some licenses are accounted for on a subscription basis, where revenue is recognized as payments become due over the term of the license.

     Our service revenue is comprised of fees for software implementation, consulting, maintenance, and training services. Our software implementation and consulting agreements typically require us to provide services for a fee, or at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Revenues for fixed-price projects are recognized as services are delivered and once the fair value of services and any other elements to be delivered under the arrangement can be determined. All costs of services are expensed as incurred. Historically, we have had difficulty accurately estimating the time and resources needed to complete fixed-price service projects. As a result, determination of the fair value of the elements of the contract has generally occurred late in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. Until the fair value of the elements of a contract can be determined, revenue recognition for fixed-price projects is limited to amounts equal to costs incurred, resulting in no gross profit. Once the fair value of the elements of a contract are apparent, profit associated with the fixed-price services elements will begin to be recognized. Software license customers are offered the option to enter into a maintenance contract, which requires the customer to pay a monthly maintenance fee over the term of the maintenance agreement, typically renewable annually. Prepaid maintenance fees are deferred and are recognized evenly over the term of the maintenance agreement. We generally recognize training fees revenue as the services are provided.

     We reduce revenue for estimates of the fair value of potential concessions, such as disputed services, when revenue is initially recorded. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer.

      (f) Concentration of credit risk

      Financial instruments that potentially subject us to a concentration of credit risk consist of short-term cash investments, trade accounts receivable, and license installments receivable. We record long-term license installments in accordance with our revenue recognition policy, which results in receivables from customers due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings. We grant credit to customers who are located throughout the world. We perform credit evaluations of customers and generally do not request collateral from customers. Amounts due under license installments are expected to be received as follows:

                          License Installments
                        Years ending December 31,            (in thousands)
                        Remainder of 2002 .................      $  12,035
                                     2003 .................         27,234
                                     2004 .................         20,184
                                     2005 .................         16,168
                                     2006 .................         11,480
                                     2007 .................          3,391
                                     2008 .................            982
                                                                 ---------
                                                                    91,474
                Deferred license interest income ..........        (10,345)
                                                                 ----------
                Total license installments receivable .....      $  81,129
                                                                 =========

(g) Cash and cash equivalents and investments held-to-maturity

     We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents principally consist of US Treasury bills and short-term debt securities. We account for investments under Statement for Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investment in Debt and Equity Securities. Under SFAS No. 115, investments with remaining maturities of longer than three months when purchased and which we intend to hold until maturity are reported at amortized cost, which approximates fair market value.

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

(j) Research and development and software costs

     Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product that is completed in the same language and is capable of running on all of the platforms as the product to be ultimately marketed. Such costs have not been material to date and, as a result, no internal costs were capitalized during the three and nine months ended September 30, 2002 and 2001.

     Amortization of capitalized software is included in cost of software license revenue. No amortization expense for internally developed capitalized software costs was charged to cost of software license revenue during the three and nine months ended September 30, 2002 and 2001.

(k) Net earnings per share

     Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
(in thousands, except per share data)                  2002             2001            2002             2001
                                                    -----------     ------------    ------------     ------------
Basic
-----
Net income .....................................      $ 4,826          $ 3,884        $ 12,868          $ 7,630
                                                    ===========     ============    ============     ============

Weighted average common shares outstanding .....       34,176           32,695          33,956           32,649
                                                    ===========     ============    ============     ============

Basic earnings per share .......................      $  0.14          $  0.12        $   0.38          $  0.23
                                                    ===========     ============    ============     ============

Diluted
-------
Net income                                            $ 4,826          $ 3,884        $ 12,868          $ 7,630
                                                    ===========     ============    ============     ============

Weighted average common shares outstanding .....       34,176           32,695          33,956           32,649
Effect of assumed exercise of stock options ....        2,099              725           2,336              749
                                                    -----------     ------------    ------------     ------------
Weighted average common shares outstanding,
   assuming dilution ...........................       36,275           33,420          36,292           33,398
                                                    ===========     ============    ============     ============

Diluted earnings per share .....................      $  0.13          $  0.12        $   0.35          $  0.23
                                                    ===========     ============    ============     ============

Outstanding options and warrant excluded as
   impact would be anti-dilutive ...............        4,454            7,914           4,115            7,605
                                                    ===========     ============    ============     ============

(l) Segment reporting

     We currently operate in one operating segment - customer service software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States. For the three and nine months ending September 30, 2002 and 2001, we derived our operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States):

                                     Three Months Ended                    Nine Months Ended
                                       September 30,                          September 30,
                                       ------------                           ------------
     (in thousands)              2002                2001               2002                 2001
                                ------              ------             ------               ------
     United States .......   $ 19,205    75%      $ 20,485    86%    $ 59,787    78%       $ 55,302    78%
     United Kingdom ......      3,942    16%         1,492     6%      11,821    15%          8,420    12%
     Europe ..............        800     3%           970     4%       1,955     3%          4,708     7%
     Other ...............      1,618     6%           940     4%       2,880     4%          2,578     3%
                             --------             --------           --------              --------
                             $ 25,565   100%      $ 23,887   100%    $ 76,443   100%       $ 71,008   100%
                             ========             ========           ========              ========

(m) Stock options

     We periodically grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of the grant. We account for such stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and intend to continue to do so. Stock options granted to non-employee contractors are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". We have adopted the disclosure provisions of SFAS No. 123, relative to the impact of the fair value method.

(n) Fair value of financial instruments

     The principal financial instruments held consist of cash and cash equivalents, investments held to maturity, accounts receivable and payable, capital lease obligations, and license installment receivables arising from license transactions. The carrying values of cash and cash equivalents, investments held to maturity, accounts receivable, and accounts payable, approximate their fair value due to the relatively short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at September 30, 2002 and 2001.

(o) New accounting standards

     We have adopted the SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill resulting from business combinations no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill.

     We have adopted SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Adoption of these pronouncements has not had a significant effect on our consolidated financial statements.

Note 3 - Acquisition

     On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation ("1mind") for initial consideration value of $3.7 million. Depending upon the achievement of specified milestones by the acquired business in 2002 and validation of the negotiated value of 1mind, we may pay up to approximately $6 million in additional consideration substantially in the form of shares of our common stock. We believe that the acquisition will help increase our penetration of the healthcare and insurance markets, strengthen our management and delivery teams and deepen our product offerings. The acquisition of 1mind has been accounted for as purchase and the operations of 1mind have been included in our consolidated financial statements from the date of acquisition. Results of operations would not have changed materially for 2001 or the current year if 1mind had been acquired on January 1, 2001 and 2002, respectively. The cash flow impact of $573 thousand from this acquisition was transaction costs of $614 thousand less cash acquired of $41 thousand. The preliminary purchase price allocation is based on the report of an independent appraiser. The allocation of the purchase price in the condensed consolidated financial statements is based on estimates, and is subject to change.

           (in thousands)
           Shares issued (a) .....................................   $ 3,295
           Warrants issued (b) ...................................       374
                                                                    --------
           Total purchase price ..................................   $ 3,669
                                                                    ========

           Current assets, including cash of $41 .................   $   339
           Equipment and improvements ............................       143
           Acquired existing technology (c) ......................     1,400
           Goodwill and other intangibles (d) ....................     3,167
           Current liabilities ...................................      (571)
           Long-term liabilities .................................      (195)
           Transaction costs .....................................      (614)
                                                                    --------
                                                                     $ 3,669
                                                                    ========

     (a) 569,949 common shares of Pegasystems Inc. valued at approximately $5.78 per share, the average of closing prices as reported by Nasdaq for the three days before and after January 29, 2002, the date of agreement.
     (b) Warrants to purchase, for nominal consideration, 83,092 common shares of Pegasystems Inc., valued at approximately $4.50 per warrant using a Black-Scholes model.
     (c) Acquired existing technology results from an appraisal report of 1mind intangible assets. This asset is being amortized over its expected useful life of four years.
     (d) Any additional consideration paid will be recorded as goodwill. These amounts are considered to have an indeterminate life and amortization is not provided. These assets will be subject to an annual impairment test.

Note 4 - Valuation and qualifying accounts - allowance for doubtful accounts

     Our allowance for doubtful accounts was $858 thousand at September 30, 2002, down from $1.0 million at December 31, 2001. For the nine months ended September 30, 2002 and 2001, no provision for doubtful accounts was recorded. During the nine months ended September 30, 2002 we wrote off $180 thousand of receivables due from a bankrupt customer in South Africa.

Note 5 - Comprehensive income

The components of comprehensive income are as follows:

(in thousands)                                       Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                      2002         2001           2002            2001
                                                    --------     --------       --------        --------
Net income .......................................   $ 4,826      $ 3,884       $ 12,868         $ 7,630
Foreign currency translation adjustments,
   net of income taxes ...........................       265            4            904            (103)
                                                    --------     --------       --------        --------
Comprehensive income .............................   $ 5,091      $ 3,888       $ 13,772         $ 7,527
                                                    ========     ========       ========        ========

Note 6 - Commitments and contingencies

Litigation

Qwest Arbitration.

In August 2002, we settled our arbitration dispute with Qwest Corporation relating to Qwest's termination of a software license and service agreement with us described in our previous reports filed with the SEC. Pursuant to the settlement, Qwest paid us $2.4 million, the termination of the agreement was acknowledged and the parties entered into a mutual release agreement. We expect to recognize the cash received pursuant to the settlement as revenue in the fourth quarter of 2002.

Ernst & Young Arbitration.

On September 9, 2000, Pegasystems and two of its officers filed a complaint against Ernst & Young LLP and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court, alleging, among other things, that the defendants committed professional malpractice in connection with advice that Ernst & Young rendered to us concerning the proper accounting treatment for revenue in the quarter ended June 30, 1997 under a series of contracts between us and First Data Resources, Inc.

On April 5, 2001, the court dismissed the complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between us and Ernst & Young. The parties submitted this dispute to arbitration. On August 13, 2002, the arbitration panel denied Pegasystems' claims with respect to the allegations in the complaint.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     In connection with the discussion that follows, you are encouraged to read
Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this report.

     Our revenue is derived from two primary sources -- software license fees and service fees. We offer both perpetual and term software licenses. Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue upon customer acceptance to the extent that payments are not subject to refund. Payments subject to refund are recognized as revenue as refund provisions lapse.

     Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer's option. The present value of future license payments is generally recognized as revenue upon customer acceptance. A portion of the license fees payable under each term license agreement is treated as imputed interest and recognized as installment receivable interest income over the license term. Many of our license agreements provide for license fee increases based on inflation. The present value of such increases is recognized when the inflation increases become known. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements may be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized when the customer becomes committed to the new license terms.

     In certain circumstances, such as when license fees are not fixed and determinable, some licenses are accounted for on a subscription basis, where revenue is recognized as payments become due over the term of the license.

     Our service revenue is comprised of fees for software implementation, consulting, maintenance, and training services. Our software implementation and consulting agreements typically require us to provide services for a fixed fee or at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Revenues for fixed-price projects are recognized as services are delivered and once the fair value of services and any other elements to be delivered under the arrangement can be determined. All costs of services are expensed as incurred. Historically, we have had difficulty accurately estimating the time and resources needed to complete fixed-price service projects. As a result, determination of the fair value of the elements of the contract has generally occurred late in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. Until the fair value of the elements of a contract can be determined, revenue recognition for fixed-price projects is limited to amounts equal to costs incurred, resulting in no gross profit. Once the fair value of the elements of a contract are apparent, profit associated with the fixed-price services elements will begin to be recognized. Software license customers are offered the option to enter into a maintenance contract, which requires the customer to pay a monthly maintenance fee over the term of the maintenance agreement, typically renewable annually. Prepaid maintenance fees are deferred and are recognized evenly over the term of the maintenance agreement. We generally recognize training fees revenue as the services are provided.

     We reduce revenue for estimates of the fair value of potential concessions, such as disputed services, when revenue is initially recorded. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer. In addition, we maintain an allowance for doubtful accounts using estimates that we make based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If we used different estimates, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Revenue

     Total revenue for the three-month period ended September 30, 2002 ("the third quarter of 2002") increased 7% to $25.6 million from $23.9 million for the three-month period ended September 30, 2001 ("the third quarter of 2001"). Total revenue for the nine months ended September 30, 2002 ("first nine months of 2002") increased 8% to $76.4 million from $71.0 million in the nine months ended September 30, 2001 ("first nine months of 2001"). The increases were due to increases in software license revenue, which were partially offset by decreases in services revenue. Signing of license contracts with new customers has slowed significantly since the latter part of 2001 due in large part, we believe, to continued weakness in spending by our target customers. Revenue from new customers was 11% of total revenue for the first nine months of 2002, compared with 13% for the first nine months of 2001. The decrease in license contracts with new customers has adversely impacted our services business because we derive a substantial portion of our services revenue from implementation of software licensed by new customers. The following table summarizes our revenue composition:

                                                        Three Months Ended              Nine Months Ended
  (in millions)                                            September 30,                  September 30,
                                                          2002         2001              2002         2001
                                                       ---------    ---------         ---------    ---------
  License revenue
  ---------------
  Perpetual licenses and licenses accounted for
       on a subscription basis .......................   $ 10.1       $  2.3            $ 28.9       $  7.4
  Term licenses, including renewals, extensions and
       additions (and not included above) ............      6.8          8.3              23.3         22.8
                                                         ------       ------            ------       ------
  Total license revenue ..............................     16.9         10.6              52.2         30.2

  Services revenue
  ----------------
  Implementation, consulting and training services ...      6.4         11.3              17.4         34.9
  Maintenance ........................................      2.3          2.0               6.8          5.9
                                                         ------       ------            ------       ------
  Total services revenue .............................      8.7         13.3              24.2         40.8
                                                         ------       ------            ------       ------
  Total revenue ......................................   $ 25.6       $ 23.9            $ 76.4       $ 71.0
                                                         ======       ======            ======       ======

     Software license revenue for the third quarter of 2002 increased 59% to $16.9 million from $10.6 million for the third quarter of 2001. Software license revenue for the first nine months of 2002 increased 73% to $52.3 million from $30.2 million for the same period in 2001. License revenue from new customers was 5% of total license revenue in the first nine months of 2002.

     The increase in perpetual license revenue for the third quarter of 2002 and for the first nine months of 2002 was primarily due to a perpetual license agreement entered into with First Data Resources ("FDR") in the first quarter of 2002. That perpetual license agreement replaced a prior term license agreement with FDR under which revenue was being recognized on a subscription basis and which was due to expire in December 2002. Of the $7.8 million increase in perpetual and subscription license revenue for the third quarter of 2002, $4.2 million was due to the FDR perpetual license agreement and $2.5 million was due to perpetual licenses to new customers. Of the $21.5 million increase in perpetual and subscription license revenue for the first nine months of 2002, $15.6 million was due to the FDR perpetual license agreement. The following table summarizes the revenue we have recognized under the FDR perpetual license and the prior agreements with FDR:

                                                         Three Months Ended              Nine Months Ended
  (in millions)                                             September 30,                  September 30,
                                                           2002         2001              2002         2001
                                                        ---------    ---------         ---------    ---------
  Perpetual licenses and licenses accounted for
       on a subscription basis ........................    $ 5.9        $ 1.7            $ 20.3        $ 4.7
  Implementation, consulting and training services ....      -            1.5               0.7          4.5
  Maintenance .........................................      0.2          0.2               0.7          0.7
                                                           -----        -----            ------        -----
  Total revenue .......................................    $ 6.1        $ 3.4            $ 21.7        $ 9.9
                                                           =====        =====            ======        =====

     Under the terms of the FDR perpetual license agreement, FDR is required to make monthly payments through December 2003. These payments totaled $5.85 million in the third quarter of 2002 and will total $5.85 million in the fourth quarter of 2002 and $3.54 million in each of the four quarters of 2003. We recognize revenue three months in advance of receipt of payments, because the termination of the agreement requires three months advance notice. We expect to recognize as revenue from the FDR perpetual license $3.54 million in the fourth quarter of 2002 and each of the first three quarters of 2003.

     In the future, we expect to enter into more perpetual license transactions, the effect of which may be to increase our license revenue and cash flow in the short term and to decrease the amount of revenue and cash flow from the renewal of term software license agreements. In recent history, a significant portion of our license revenue has been from renewals of term software license agreements.

     Revenues from term software licenses, renewals, extensions, and additions decreased by $1.5 million to $6.8 million from $8.3 million for the third quarter of 2001. Included in term software license revenue for the third quarter of 2002 is $2.4 million from a customer that converted to a term license from a license accounted for on a subscription basis, following revision of the license agreement to fix the amount of the license fee. Discount rates used to recognize term license revenue vary directly with market interest rates. The discount rates used to recognize term license revenue in the third quarter of 2002 averaged 3.40%. Decreases in the average discount rate resulted in an increase in license revenue of approximately $0.2 million for the third quarter of 2002 and approximately $1.1 million for the first nine months of 2002 versus comparable periods in 2001. If interest rates increase and in turn the discount rates we use to recognize term license revenue increase, we would be required to defer as installment receivable interest a greater portion of the revenue from such arrangements.

     Services revenue for the third quarter of 2002 decreased 35% to $8.7 million from $13.3 million for the third quarter 2001. Services revenue for the first nine months of 2002 decreased 41% to $24.2 million from $40.8 million in the first nine months of 2001. The decreases were due primarily to delayed customer spending and a decrease in new customer license transactions, which we believe were caused by the current generally weak economic conditions. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. New customer implementations continue to be significantly below last year. The current rate of signing new customers indicates that growth in services revenue will continue to be a challenge.

     Deferred revenue balances increased to $10.0 million as of September 30, 2002, from $6.2 million as of December 31, 2001, due to $2.4 million received from a customer resolving a dispute which is subject to possible forfeiture, increases in advance maintenance fees and the unearned portion of services revenue.

     International revenues were 22% of total consolidated revenues for the first nine months of 2002 and 2001. Our international revenues may fluctuate in the future because such revenues generally result from a small number of product acceptances during a given period. Historically, most of our contracts have been denominated in U.S. dollars. However, more of our contracts in the future may be denominated in foreign currencies, thereby exposing us to increased currency exchange risk.

Cost of revenue

     Costs of software license includes the amortization associated with purchased software and a stock purchase warrant we issued in September 1997, under an agreement with FDR and the amortization of the intellectual property we purchased from 1mind. Cost of software license revenue for the third quarter of 2002 increased 15% to $0.7 million from $0.6 million for the third quarter of 2001. As a percentage of software license revenue, cost of software license revenue decreased to 4% for the third quarter of 2002 from 6% for the third quarter of 2001. Cost of software licenses for the first nine months of 2002 decreased 19% to $2.0 million from $2.5 million for the first nine months of 2001. As a percentage of software license revenue, cost of software license revenue decreased to 4% for the first nine months of 2002 from 8% for the first nine months of 2001. Such decreases were attributable to a $0.6 million charge taken in the second quarter of 2001 and the increase in software license revenue. The charge was for software acquired by the Company in the fourth quarter of 2000, which, after initially being amortized, was expensed in full in the second quarter of 2001 because the productive use of this software was no longer anticipated.

     Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the third quarter of 2002 decreased 21% to $7.4 million from $9.3 million for the third quarter of 2001, primarily due to reduced staff costs and reduced spending on consultants. Cost of services as a percentage of service revenue increased to 85% for the third quarter of 2002 from 70% for the third quarter of 2001. Cost of services for the first nine months of 2002 decreased 24% to $22.2 million from $29.4 million for the first nine months of 2001. Cost of services as a percentage of services revenue increased to 92% for the first nine months of 2002 from 72% for the first nine months of 2001. The increased percentages were primarily due to the reduction in services revenue, which was only partially offset by reduced staff costs. Service gross margin was $1.3 million for the third quarter of 2002. Due to our current expectation of future services revenues, based in part on expected move to partner-based sales of our PegaRULES product, we intend to reduce services headcount in the fourth quarter of 2002. We will continue to review resource requirements to ensure appropriate alignment with revenue expectations.

Operating expenses

     Research and development expenses for the third quarter of 2002 decreased 1% to $5.3 million from $5.4 million for the third quarter of 2001. As a percentage of total revenue, research and development expenses decreased to 21% for the third quarter of 2002 compared to 23% for the third quarter of 2001. Research and development expenses for the first nine months of 2002 increased 9% to $16.7 million from $15.4 million for the first nine months of 2001. The increase in spending was primarily due to increased staff and staff related expenses. As a percentage of total revenue, research and development expenses held steady at 22% for the first nine months of 2002 compared to the first nine months of 2001.

     Selling and marketing expenses for the third quarter of 2002 increased 59% to $6.3 million from $4.0 million for the third quarter of 2001. As a percentage of total revenue, selling and marketing expenses increased to 25% for the third quarter of 2002 from 17% for the third quarter of 2001. Selling and marketing expenses for the first nine months of 2002 increased 37% to $18.0 million from $13.1 million for the first nine months of 2001. As a percentage of total revenue, selling and marketing expenses increased to 24% for the first nine months of 2002 from 18% for the first nine months of 2001. These increases were due to increased staff and marketing programs spending in our application business and investment in the emerging PegaRULES business.

     General and administrative expenses for the third quarter of 2002 decreased 23% to $1.9 million from $2.4 million for the third quarter of 2001. As a percentage of total revenue, general and administrative expenses decreased to 7% for the third quarter of 2002 from 10% for the third quarter of 2001. General and administrative expenses for the first nine months of 2002 decreased 2% to $7.4 million from $7.5 million for the first nine months of 2001. As a percentage of total revenue, general and administrative expenses decreased to 10% for the first nine months of 2002 from 11% of the first nine months of 2001. These decreases were due to reduced employee compensation related expenses.

Installment receivable interest income

     Installment receivable interest income, which consists of the portion of all term license fees under software license agreements that is attributable to the time value of money, decreased in the third quarter of 2002 to $1.3 million from $1.5 million for the third quarter of 2001. Installment receivable interest income for the first nine months of 2002 decreased to $3.8 million from $4.4 million for the first nine months of 2001. The decreases were due to a lower average discount rate for our portfolio of term software licenses. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers' borrowing rates, typically below prime rate, and have varied between 3.25% and 8.0% during the past few years.

Other interest income, net

     Other interest income, net increased 3% to $0.2 million for the third quarter of 2002 from $0.2 million for the third quarter of 2001. Other interest income, net, decreased to $0.5 million for the first nine months of 2002 from $0.7 million for the first nine months of 2001. The decrease was due to lower interest rates, partially offset by larger invested cash balances.

Other income (expense), net

     Other income (expense), net, which consists primarily of currency exchange losses and reseller development funds received from third-party vendors of computer hardware products, was ($0.4) million for the third quarter of 2002 versus $0.2 million for the third quarter of 2001. Other income (expense), net was ($0.8) million for the first nine months of 2002 compared to $0.2 million for the first nine months of 2001. The decreases were due to greater currency exchange losses and lower reseller development funds.

Income before provision for income taxes

     Income before provision for income taxes increased to $5.1 million for the third quarter of 2002 from $4.1 million for the third quarter of 2001. This $1.0 million improvement was due primarily to a $6.2 million improvement in software license gross margin from increased revenues, partially offset by a $2.7 million reduction in services gross margin due to lower services revenues, increased operating expenses of $1.8 million, greater currency losses and reduction in installment receivable interest income.

Provision for income taxes

     The income tax provision for the third quarter of 2002 relates to the operations of our foreign subsidiaries. The tax provision for the first nine months of 2002 was $0.8 million, up from $0.7 million for the first nine months of 2001. Provisions have not been recorded for U.S. federal and state taxes due to the availability of net tax operating loss carryforwards.

Liquidity and Capital Resources

     We have funded our operations primarily from cash flow from operations and the proceeds of our public stock offerings. At September 30, 2002, we had cash and cash equivalents of $52.3 million and working capital of $72.6 million.

     Net cash provided by operations for the first nine months of 2002 was $20.7 million compared with $9.3 million for the first nine months of 2001. The increase was due to a $6.2 million improvement in the collection of accounts receivable, primarily from perpetual licenses, and a $5.2 million improvement in profitability. Although we have been very successful in reducing receivables through collections activity, should services revenue increase or customer payments slow, it is reasonable to expect that receivables levels may increase to a more normal level by the end of the year. This increase, in combination with other working capital changes, could result in negative cash flow from operations in the fourth quarter of 2002.

     Net cash used in investing activities for the first nine months of 2002 was $5.9 million compared with $0.1 million for the first nine months of 2001. The increased use of cash was primarily due to a $4.8 million purchase of debt securities investments, which we intend to hold to maturity, and transaction costs associated with the 1mind acquisition.

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

     Net cash provided by financing activities for the first nine months of 2002 was $4.0 million compared with $21 thousand used in the first nine months of 2001. The increase was primarily due to proceeds from employee stock option exercises.

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

     We are having difficulty closing license transactions with new customers. Due in large part, we believe, to continued weakness in spending by our target customers, license transactions with new customers have decreased significantly since the latter part of 2001. License revenue from new customers was 5% of total license revenue in the first nine months of 2002. We believe that obtaining new license customers will continue to be a challenge at least in the near term. The decrease in license contracts with new customers has adversely impacted and may continue to adversely impact our services business because we derive a substantial portion of our services revenue from implementation of software licensed by new customers.

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

     The timing of license revenues is related to the completion of implementation services and product acceptance by the customer, the timing of which has been difficult to predict accurately. There can be no assurance that we will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts' expectations. Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed payments due during the term. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to 12 months but in some cases significantly longer. We are currently in the process of introducing new product technology and making material changes to our existing products. This may result in even lengthier sales and implementation cycles which may adversely affect our financial performance. In addition, we are more focused on closing larger but fewer license transactions than in the past. This may increase the volatility in our quarterly operating results. Risks over which we have little or no control, including customers' budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes dictated by customers may delay product implementation and revenue recognition.

     If existing customers do not renew their term licenses, our financial results may suffer. Term license renewal negotiations have required more effort due to economic pressures and consolidation among our customers. A significant portion of total revenue has been attributable to term license renewals. While historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. A decrease in term license renewals absent offsetting revenue from other sources would have a material adverse effect on future financial performance. In addition, we are currently entering into perpetual licenses with most of our new customers, the effect of which may be to increase our license revenue and cash flow in the short term but to decrease the amount of revenue and cash flow from the renewal of term licenses in the long term.

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

     We have historically sold to the financial services market. This market is continuing to consolidate, and faces uncertainty due to many other factors. We have historically derived a significant portion of our revenue from customers in the financial services market, and our future growth depends, in part, upon increased sales to this market. Competitive pressures, industry consolidation, decreasing operating margins within this industry, currency fluctuations, geographic expansion and deregulation affect the financial condition of our customers and their willingness to pay. In addition, customers' purchasing patterns are somewhat discretionary. As a result, some or all of the factors listed above may adversely affect the demand by customers. The financial services market is undergoing intense domestic and international consolidation. In recent years, several customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance.

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

     We must manage increased business complexity and growth effectively. Our business has grown in size, geographic scope and complexity and we have expanded our product offerings and customer base. This growth and expansion has placed, and is expected to continue to place, a significant strain on management, operations and capital needs. Continued growth will require us to hire, train and retrain many employees in the United States and abroad, particularly additional sales and financial personnel. We will also need to enhance our financial and managerial controls and reporting systems to respond to significant growth. We cannot assure that we will attract and retain the personnel necessary to meet our business challenges. Failure to manage growth effectively may materially adversely affect future financial performance.

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

     We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 23%, 26% and 21% of our total revenue in 2001, 2000 and 1999, respectively, and 22% for the nine months ended September 30, 2002. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in continental Europe, Australia, and Asia. We believe that growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

     We derived approximately 22% of our total revenue in the first nine months of 2002 from sales to customers based outside of the United States. Certain of our international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although our sales denominated in foreign currencies in the first nine months of 2002 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to us on the sale of our products in such foreign currencies.

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

Item 4. Controls and Procedures

      (a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Alan Trefler, our Chairman and Chief Executive Officer, and Christopher Sullivan, our Treasurer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Trefler and Sullivan concluded that, as of the date of their evaluation, our disclosure controls were effective.

      (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

Part II - Other Information:

Item 1.  Legal Proceedings
Litigation

Qwest Arbitration. In August 2002, we settled our arbitration dispute with Qwest Corporation relating to Qwest's termination of a software license and service agreement with us described in our previous reports filed with the SEC. Pursuant to the settlement, Qwest paid us $2.4 million, the termination of the agreement was acknowledged and the parties entered into a mutual release agreement. We expect to recognize the cash received pursuant to the settlement as revenue in the fourth quarter of 2002.

Ernst & Young Arbitration.
On September 9, 2000, Pegasystems and two of its officers filed a complaint against Ernst & Young LLP and Alan B. Levine (a former partner of Ernst & Young) in Massachusetts state court, alleging, among other things, that the defendants committed professional malpractice in connection with advice that Ernst & Young rendered to us concerning the proper accounting treatment for revenue in the quarter ended June 30, 1997 under a series of contracts between us and First Data Resources, Inc.

On April 5, 2001, the court dismissed the complaint, finding that it was subject to the dispute resolution procedures set forth in an engagement letter between Pegasystems and Ernst & Young. The parties submitted this dispute to arbitration. On August 13, 2002, the arbitration panel denied Pegasystems' claims with respect to the allegations in the complaint.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
The Company's chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by
Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:
         10.1 Executive employment agreement dated July 25, 2002 between the Registrant and Henry Ancona
         99.1 Certifying letter, Alan Trefler, Chairman and Chief Executive Officer
         99.2 Certifying letter, Christopher Sullivan, Treasurer and Chief Financial Officer
    (b)  Reports on Form 8-K:
         None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Pegasystems Inc.


Date: October 22, 2002                     /s/ Alan Trefler
                                           -----------------------------------
                                           Chairman and Chief Executive Officer


                                           /s/  Christopher Sullivan
                                           -----------------------------------
                                           Treasurer and Chief Financial Officer
                                           (principal financial officer and
                                           chief accounting officer)

I, Alan Trefler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasystems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 22, 2002


/s/ Alan Trefler
--------------------------------
Chairman and Chief Executive Officer

I, Christopher Sullivan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pegasystems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 22, 2002


/s/ Christopher Sullivan
------------------------
Treasurer and Chief Financial Officer