Form 10-K/A
period 2001-12-31
PEGASYSTEMS INC
filed 2002-12-03
CIK 1013857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ___________

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

(Mark One)


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from __________ to____________

                         Commission file number 1-11859

                                 ______________

                                 PEGASYSTEMS INC.

             (Exact name of registrant as specified in its charter)


               Massachusetts                                04-2787865
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                 Identification Number)

              101 Main Street
          Cambridge, Massachusetts                          02142-1590
  (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (617)374-9600

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

                                Yes     X      No
                                       ----        ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 14, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $59 million.

     There were 33,413,522 shares of the Registrant's common stock, $.01 par value per share, outstanding on March 14, 2002.

In order to amend Exhibit 10.17 to its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002, the undersigned Registrant hereby amends the following Item 14 of such Annual Report to read in its entirety as follows:

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements

     The following consolidated financial statements are required to be filed as part of this report and are filed herewith:

             Item

             Report of Independent Auditors - Deloitte & Touche LLP

             Report of Independent Public Accountants - Arthur Andersen LLP

             Consolidated Balance Sheets at December 31, 2001 and 2000

             Consolidated Statement of Operations for the years ended December 31, 2001, 2000 and 1999

             Consolidated Statement of Stockholders' Equity and Other Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

             Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999

             Notes to Consolidated Financial Statements

     (2)     Financial Statement Schedules

     All financial statement schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedules or because the information is reflected in the consolidated financial statements or notes thereto.

     (3)     Exhibits

     The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

     (b)     Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEGASYSTEMS INC.


                                By: /s/ Christopher Sullivan
                                   --------------------------------------
                                   Christopher Sullivan
                                   Treasurer and Chief Financial Officer
                                   (principal financial officer and chief
Date: December 3, 2002            accounting officer)


I, Alan Trefler, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Pegasystems Inc.; and

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.

Date: December 3, 2002


/s/ Alan Trefler
------------------------------------
Alan Trefler
Chairman and Chief Executive Officer

I, Christopher Sullivan, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Pegasystems Inc.; and

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report.

Date: December 3, 2002


/s/ Christopher Sullivan
-------------------------------------
Christopher Sullivan
Treasurer and Chief Financial Officer

                                PEGASYSTEMS INC.

                                  Exhibit Index

Exhibit No.                          Description

3.3*            Restated Articles of Organization of the Registrant.

3.4*            Restated By-Laws of the Registrant.

4.1*            Specimen certificate representing the Common Stock.

10.1**          Amended and Restated 1994 Long-Term Incentive Plan.

10.2**          1996 Non-Employee Director Stock Option Plan.

10.3***         1996 Employee Stock Purchase Plan.

10.13* Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture.

10.14* Amendment Number 1 to Lease Agreement dated August 7, 1994 between the Registrant and Riverside Office Park Joint Venture.

10.15+ Warrant Agreement dated June 27, 1997 by and between the Registrant and First Data Resources Inc.

10.16++ Employment Agreement dated May 10, 2001 between the Registrant and Joseph Friscia.

10.17# Agreement and Release dated November 2, 2001 by and between the Registrant and Carreker Corporation.

10.18+++ Asset Purchase Agreement dated January 29, 2002 by and among the Registrant and 1mind Corporation, 1mind.com, LLC, and all of the Equity Holders of 1mind Corporation.

21.1            Subsidiaries of the Registrant.

23.1            Independent Auditors' Consent--Deloitte & Touche LLP.

23.2            Independent Public Accountants' Consent--Arthur Andersen LLP.

99.1            Letter to Commission pursuant to temporary note 3T
-----------

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

*** Filed in the Registrant's Proxy Statement for its 1998 annual shareholders meeting and incorporated herein by reference.

**** Filed as an exhibit to the Registrant's 1999 Form 10-K, filed with the Commission on April 4, 2000 and incorporated hereinby reference to the same exhibit number.

++ Filed as exhibit 10.1 to the Registrant's June 30, 2001 Form 10-Q and incorporated herein by reference.

+++   Filed as exhibit 2.0 to Registrant's February 6, 2002 Form 8-K.

# Filed herewith; portions of this exhibit have been omitted pursuant to a request for confidential treatment.