Form 10-K
period 2002-12-31
PEGASYSTEMS INC
filed 2003-03-11
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934

Commission File No. 1-11859

PEGASYSTEMS INC.

(Exact name of Registrant as specified in its charter)

Massachusetts

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No. 04-2787865)

101 Main Street
Cambridge, MA	02142-1590
(Address of principal executive offices)	(zip code)

(617) 374-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by Nasdaq) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2002) was approximately $86 million.

There were 34,364,744 shares of the Registrant’s common stock, $.01 par value per share, outstanding on February 10, 2003.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2003	III

PART I

ITEM 1:    BUSINESS

Overview

We provide software that integrates rules and business process management, or BPM. Our customers use our products to automate transaction and information processes that might otherwise involve complex and expensive manual processing.

Rules determine how business decisions are made and the processes that execute them. For example, to process a credit card dispute, you need a rule base of card issuer regulations and merchandiser and cardholder transaction history. Business process management describes the procedures that determine how business decisions are executed. For example, if there is a charge back, these process rules determine how the charge back will be routed, managed and processed. Because our software uses rules to integrate decision making and process execution, our customers can automate decisions and processes. Our customers include some of the world’s leading financial services, healthcare and insurance companies. Our software allows organizations to deliver high-quality, consistent customer service in multiple channels of interaction, including traditional call centers and Internet self-service. Our software can be used by thousands of concurrent users in transaction intensive activity involving billions of dollars per day. Work processes initiated by our systems are driven by a highly adaptive “rules base”, which is a set of rules defined by the user organization for its specific needs. The rules base leads to a high level of consistency in customer interactions, but also drives different processes depending on the customer profile or the nature of the request. Pegasystems’ rules technology enables business users to modify the logic in applications to match their best practices and policies, and gives users a high degree of control over work and flexibility in implementing change. We provide implementation, consulting, training, and technical support services to facilitate the use of our software. We maintain alliances with third parties that offer complementary technology and systems integration support to our customers. Our software runs on a broad range of computers.

We maintain a website with the address www.pega.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report of Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Our code of conduct is available, free of charge, by contacting Investor Relations, Pegasystems Inc., 101 Main Street, Cambridge, MA 02142. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of conduct that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission.

Business strategy

Our goal is to establish leadership in the market for integrated business process management and rules – what we call “smart BPM”. We believe that more new BPM solutions will deliver intelligent productivity through automated decisions and processes. Customers demand solutions that automatically route work items based on the skills available and required for that item; they demand solutions that provide guidance for processing appropriate to the situation; they demand solutions that allow customers, vendors, and partners to participate in the workflow process as a formal part of the extended enterprise. We believe we are well positioned, through our 19 years of experience in rules technology and rules based BPM applications, to capitalize on this demand.

Our strategy comprises two complementary approaches:

Direct Sales: We intend to continue direct sales of industry specific software applications and services to our target markets in financial services, healthcare, and insurance. These applications streamline and enhance work performance by applying process automation to key areas of customer service and exceptions processing. Exceptions are transactions that are identified as requiring additional information or follow up activity to be completed. Our customers use our rules based products to automate transaction and information processes, which might otherwise involve complex and expensive manual processing.

Strategic Partnerships: Equally important, we continue to develop and expand strategic relationships with systems integrators and independent software vendors for the marketing and sale of applications and services based on our enabling rules technology. Through these partnerships, we expect to increase our penetration into other markets for BPM, including insurance, manufacturing, and government, among others. These partners complement our software with their technology. Systems integration partners deliver strategic business planning, consulting, project management and implementation services to our customers. Our partners include Accenture, Misys, eLoyalty, Cognizant, A.J. Rhem, Virtusa, and others.

Pegasystems’ products

We provide rules based BPM software applications for selected industries and enabling rules and BPM products for a number of other markets.

Application products

Our application products are designed to reduce costs and increase efficiency in completing important customer service and exception processing transactions. The speed, quality and efficiency of completing such transactions are significant factors in the effectiveness and results of our customers’ businesses. Our products enable our customers to use rules based process automation to capture and complete transaction requests, which might otherwise involve complex and expensive manual processing. Our applications software does significantly more than collect customer data and track work—it completes the work and guides customers or service representatives as they proceed through interactions. With Pegasystems’ products, organizations link customer facing and back-office operations and integrate multiple communications channels, such as the Web, contact center, phone, fax, and local branch offices. Our products extend the reach of existing customer relationship applications to achieve automation efficiencies by completing the often complex and detailed follow up activities associated with customer interactions.

Our applications incorporate an advanced technical architecture that is flexible, powerful and scalable. Our products consist of an industry specific application template that provides a set of best practice rules and automation flows for managing business transactions. These templates may be deployed “as is” or further evolved using rules management and connectivity tools to produce a highly automated and integrated business solution. Our application products use business rules to capture an organization’s unique business logic and apply it consistently across multiple channels with personalization for individual customers. All key aspects of Pegasystems’ products are defined with business rules, including presentation, processing logic, enforcement of quality standards, reporting, and the management of customer service interactions.

Our applications support industry-standard hardware platforms, operating systems and databases, and provide a set of connectors to work with commonly deployed business applications in target markets.

Rules and BPM products

We have developed PegaRULES Process Commander, a rules based platform, to help solve the enterprise workflow automation problem. The PegaRULES engine provides an architecture that separates the strategic business logic from the application and the underlying operating system. Just as business data, such as customer information, transaction history and accounting data, has evolved into a database separate from the application, companies are demanding that rules regarding business practices be located in a separate “rules base” so that they can maintain greater control over work and flexibility in implementing change. PegaRULES Process Commander combines an enterprise rules base with application tools used for developing, deploying, managing, and evolving enterprise-wide business processes. PegaRULES Process Commander allows businesses to easily manage, automate, integrate and rapidly evolve business processes across the enterprise and its vendors, customers and partners. To date, we have derived only a small portion of our revenue from PegaRULES Process Commander.

Markets and representative customers

We continue to focus on large, industry leading companies in the financial services, healthcare, and insurance markets. In 2002, 2001, and 2000, one financial services customer accounted for approximately 26%, 14%, and 12% of our total revenue, respectively. Following is more detail on these markets and a representative list of customers within those markets as of December 31, 2002.

Financial services

We provide software to financial services organizations that automates transaction processing and customer sales and service across varied delivery channels, such as Internet self-service, call centers, and branch networks. Our products improve the quality, accuracy, and efficiency of customer interactions, and enhance the delivery of product and service offerings.

•	Investigations. Our software provides customer service capabilities that automate the investigation and resolution of exceptions in corporate actions, payments and securities settlement investigations, retail brokerage, and wholesale clearing services.

•	Credit card. Our software facilitates the management of collections, customer dispute resolution, chargebacks, credit decisions and customer correspondence.

•	Check research and adjustment. Our software automates check research and adjustment processing, streamlining check processing functions, reducing manual work, and enabling efficient access to check data stored on microfilm and digital media.

Representative financial services customers of ours include: First Data Resources, Bank of America, N.A., Barclays Bank PLC, JP Morgan Chase & Co., Credit Lyonnais, Credit Suisse Group, Citibank, N.A., Fleet/Boston Financial Services, N.A., Franklin Templeton Corporate Services Inc., The Hong Kong and Shanghai Banking Corporation Limited, National Australia Bank Limited, Rabobank, Sears, Roebuck and Co., and Société Générale S.A.

Healthcare

Our healthcare applications provide health maintenance organizations and health insurers with a set of products that support their customer care initiatives and help them drive efficiency and lower costs.

•	Member services. Our software automates the handling of many common member inquiries, supporting contact management, account maintenance and history, and sales inquiries. Our products also integrate with the organization’s legacy applications, building on their investments.

•	Claims automation. Our software automates back office claims exceptions processing, claims payment and exception research functions that streamline operations by reducing the amount of manual work, error rates and operational costs.

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

Representative insurance customers of ours include American National Insurance Company and The Guardian.

Other markets

We continue to selectively pursue opportunities in markets such as communications and government, where our rules based automation can drive significant efficiencies and cost reductions. During 2002, we were selected by EDS to provide call center software to the Inland Revenue’s contact centers. Inland Revenue, the U.K. government department responsible for the administration of personal and corporation tax, supports 30 million taxpayers.

Sales and marketing

We market our industry specific applications software and services primarily through a direct sales force. To support our sales force, we conduct marketing programs, including industry trade shows, industry seminars, meetings with industry analysts, public relations, partner co-marketing programs, direct marketing and telemarketing. Our consulting staff, business partners, and other third parties also generate sales leads. As of December 31, 2002, sales and marketing included 84 people worldwide.

We also market our applications software with partners, including:

•	Accenture, where Pegasystems is a preferred provider of rules based applications products within Accenture’s North American financial services business; and

•	Misys, whose expertise in commercial banking with the Midas transaction processing solution offers a high rate of straight through processing, and combined with Pegasystems’ Integrated Investigations provides high levels of straight through processing and automation around exception conditions.

In addition, we distribute our products and technology through third parties. For example, we have a non-exclusive relationship with First Data Resources Inc., or FDR, the largest credit card processor in the world. FDR uses and re-licenses our software to the credit card market. First Data Evolve is an integrated application for credit card customer service and collections designed to run on Pegasystems’ rules technology. Also, PFPC, Inc., an affiliate of PNC Bank Corp, incorporates Pegasystems’ technology into a comprehensive service solution for mutual fund institutions. In the future, we may also market and sell our products through other value added resellers and systems integrators. There can be no assurance, however, that we will be able to attract and retain value added resellers, systems integrators, or other parties that will be able to market and sell our products effectively.

In 2002, 2001, and 2000, sales to customers based outside of the United States represented 22%, 23%, and 26%, respectively, of our total consolidated revenue. During 2002, 2001, and 2000, we derived our operating revenue from the following geographic areas:

	2002		2001		2000
	(in $ thousands)
United States	$75,617	78%	$73,127	77%	$61,528	74%
United Kingdom	14,806	15%	10,040	11%	7,038	8%
Europe	3,595	4%	8,968	9%	9,222	11%
Other	3,390	3%	2,927	3%	5,690	7%

	$97,408	100%	$95,062	100%	$83,478	100%

See Note 1 to Consolidated Financial Statements.

Support and professional services

We offer support services through three groups: our Consulting Services group shares market, business and technical knowledge with our customers throughout the deployment of our applications; our Global Technology Services group provides support and maintenance for our customers; and our Education Services group offers training programs for our staff, customers and partners. As of December 31, 2002, these professional services groups consisted of 150 people located in our 12 offices.

Consulting services

Our Consulting Services group helps companies implement and optimize our software. These projects enable us to guide our customers through a disciplined approach to deployment of our applications, and allow our workflow architects and business process automation consultants to gain industry specific knowledge that can be used in future projects and product development. Providing industry specific business guidance throughout the deployment of our technology generally improves our customers’ satisfaction. Many of our customers choose to engage our consulting services group to expand their use of our software to additional business or product lines or add new functionality to their existing solutions. In addition, through our alliances, systems integrators and consulting firms also help our customers deploy our products.

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

Education services

We offer training programs for our staff, customers and partners. Training programs are designed to meet the specific requirements of attendees’ roles, and are typically offered for workflow consultants, systems administrators, developers, project managers and technical and business design managers. Training programs are available on-site, through web-based training and computer-based training programs, or in one of our regional training facilities in Cambridge, Massachusetts, San Francisco, California and Reading, England.

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

We believe that maintaining future performance and visionary technology leadership depends on our ability to anticipate changes, maintain and enhance our current products, develop new products, and keep pace with the increasingly sophisticated requirements of our current and prospective customers. We must develop products that conform to our customers’ information technology standards, scale to meet the needs of large enterprises, operate globally, and cost less than an internal development effort. Our development organization is responsible for product architecture, core technology development, product testing and quality assurance.

As of December 31, 2002, our development group consisted of 93 people. In 2002, 2001, and 2000, research and development expenses were approximately $21.3 million, $20.8 million, and $15.1 million, respectively. We expect that we will need to continue to commit significant resources to our product research and development in the future.

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

Competition

The application software market is intensely competitive and subject to rapid change, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•	Potential and current customers’ information technology departments, which may seek to develop proprietary systems;

•	Software application vendors, such as Oracle, PeopleSoft Inc., and SAP, whose products span multiple industries;

•	CRM vendors, such as Siebel Systems, Onyx, and Chordiant with whom we compete in call center and customer service and support applications;

•	Companies that target financial services, healthcare, insurance and other specific markets such as Carreker, Kana, Selectica, Sterling, Sungard (acquirer of Microbank) and Smartstream;

•	Rules vendors such as Fair Isaac and ILog;

•	Business process management vendors such as FileNet and StaffWare; and

•	Professional services organizations that develop custom software in conjunction with rendering consulting services.

We believe that the principal competitive factors within our market include:

•	Proven success in delivering cost-saving and efficiency improvements;

•	Product adaptability, scalability, functionality, and performance;

•	Timely development and introduction of new products and product enhancements;

•	Establishment of a significant base of reference customers;

•	Ability to integrate with other products and technologies;

•	Customer service and support;

•	Product price;

•	Vendor reputation; and

•	Relationships with systems integrators.

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

Employees

As of December 31, 2002, we had 412 employees, of whom approximately 333 were based in the United States, 4 were based in Canada, 60 were based in Europe, and 15 were based in Australia. Of the total, approximately 84 were in sales and marketing, 150 performed consulting and customer support, 93 performed research and development, and 85 were in administration.

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

Backlog of license, maintenance and consulting revenues

        As of December 31, 2002, we had software license and maintenance agreements and fixed fee professional services agreements with our customers expected to result in approximately $38.9 million of revenue in 2003. Under such agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. As of December 31, 2001, we had software license and maintenance agreements and fixed fee professional services agreements with our customers that were expected to result in approximately $32.5 million of revenue in 2002. We do not believe that backlog, as defined above, is a meaningful indicator of future financial performance.

ITEM 2:    PROPERTIES

Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,378 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2003, and has been renewed for a 10 year period beginning on May 16, 2003, with the option to extend for two additional five year periods. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2013. We believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3:    LEGAL PROCEEDINGS

None

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2002, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and certain information about them are set forth below as of December 31, 2002:

Name	Age	Position(s) and Office(s) Held
Alan Trefler	46	Chief Executive Officer and Chairman
Henry Ancona	58	President, Chief Operating Officer and Director
Richard H. Jones	51	Vice Chairman
Joseph J. Friscia	48	Executive Vice President of Sales and Service
Christopher J. Sullivan.	43	Senior Vice President, Chief Financial Officer and Treasurer
Kenneth Olson	53	Senior Vice President of Advanced Technology
Michael Pyle	48	Senior Vice President of Product Development

Our executive officers are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified. There are no family relationships among any of our executive officers or directors.

Alan Trefler, a founder of Pegasystems, serves as Chief Executive Officer and Chairman and has been a Director since we organized in 1983. Prior thereto, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in economics and computer science from Dartmouth College.

Henry Ancona joined Pegasystems in 2002 as President and Chief Operating Officer and was elected a Director of Pegasystems in December 2002. Prior to joining us, he served as Chairman, President and Chief Executive Officer of Evidian, a supplier of security and telecommunications management software. Prior to Evidian, he served as Executive Vice President at Polaroid Corporation, where he led the Commercial Imaging and Electronic Imaging businesses. He also held a variety of management positions at Digital Equipment Corporation, including Vice President of the office software business. Mr. Ancona holds B.S. and M.S. degrees in electrical engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard University’s Graduate School of Business Administration.

Richard H. Jones joined Pegasystems in 1999 as President and Chief Operating Officer and was elected a Director of Pegasystems in 2000. In August 2002, he assumed his current role as Vice Chairman. From 1995 to 1997, he served as Chief Asset Management Executive and a member of the Operating Committee at Barnett Banks, Inc., which at the time was among the nation’s 25 largest banks. He served as CEO of Fleet Investment Services, a brokerage and wealth management organization, from 1991 to 1995. His prior experience also includes serving as Executive Vice President with Fidelity Investments, an international provider of financial services and investment resources and as a principal with the consulting firm of Booz, Allen & Hamilton. Mr. Jones holds an undergraduate degree from Duke University, with majors in both economics and management science. He also holds an M.B.A. degree from the Wharton School of the University of Pennsylvania.

Joseph J. Friscia joined Pegasystems in 1984 to establish our New York office. Mr. Friscia has served as Executive Vice President of Sales and Service since 1987. Prior to joining us, he worked as a money transfer operations manager with Bankers Trust Company and J. Henry Schroder Bank and Trust Company. Mr. Friscia holds a B.A. degree from Long Island University and an M.B.A. degree from Adelphi University.

Christopher J. Sullivan joined Pegasystems in July 2001. In August 2001, he was elected Senior Vice President, Chief Financial Officer and Treasurer. From August 2000 to July 2001, he served as CFO at Event Zero, an IT consulting company. From December 1998 to August 2000, he was the CFO and Executive Vice President of AMS Holding Group, a software and information services provider to the insurance industry. From 1997 to 1998, he served as Vice President of Finance at Compaq Computer Corporation, a computer company. His prior experience also includes service as Senior Vice President of Finance at Fisher Scientific International, Inc., a distributor of clinical and scientific laboratory equipment, and as Vice President of Finance at Digital Equipment Corporation. He holds a B.S.B.A. degree and an M.B.A. degree from Babson College.

Kenneth Olson, a founder of Pegasystems, joined Pegasystems in 1983 and served as Vice President of Technical Development until 2000. Since 2000, he has served as Senior Vice President of Advanced Technology, and holds primary responsibility for new product development. Prior to Pegasystems, Mr. Olson held positions at TMI Systems Corporation, where he was involved with the development and installation of software solutions in European and Middle Eastern markets. He holds a B.S. degree in the fields of Humanities and Science from the Massachusetts Institute of Technology.

Michael Pyle joined Pegasystems in 1985 and has served as Senior Vice president of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle’s professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the United States. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the C.S. College in London.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The following table sets forth the range of high and low sales prices of our common stock on the National Association of Security Dealers Automatic Quotation (“Nasdaq”) National Market System for 2002 and 2001. Our common stock is traded under the Nasdaq Symbol “PEGA.” As of February 3, 2003, we had approximately 105 stockholders of record and approximately 4,700 beneficial owners of our common stock. On February 3, 2003, the closing sale price of the common stock was $5.50. We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance future growth, and therefore, do not anticipate paying any dividends in the foreseeable future.

	High	Low
2002
First Quarter	$8.59	$4.28
Second Quarter	$11.95	$7.50
Third Quarter	$9.40	$5.20
Fourth Quarter	$7.20	$5.00
	High	Low
2001
First Quarter	$6.38	$2.75
Second Quarter	$5.00	$2.07
Third Quarter	$4.43	$2.30
Fourth Quarter	$4.60	$2.21

On February 6, 2002, as partial consideration for our purchase of the assets of 1mind Corporation, a Delaware corporation (“1mind”), we issued to 1mind 569,949 shares (the “Shares”) of our common stock (155,760 shares of which were deposited into escrow to secure the indemnity obligations of 1mind’s equity holders relating to the transaction) and a ten-year warrant (the “Warrant”) to purchase for a fixed aggregate exercise price of $71 thousand, 83,092 shares of our common stock, plus, depending on the performance of the 1mind business from the acquisition date through December 31, 2002, up to an additional number of shares of our common stock (the “earnout shares”) having a value of approximately $1.1 million based on the average closing price of the Company’s common stock over the ten consecutive trading days ending on the third trading day prior to the date the earnout amount is agreed upon by the parties to the transaction. We have determined that the Warrant is not exercisable for any earnout shares and, accordingly, the exercise price of the Warrant is approximately $0.85 per share. We issued the Shares and the Warrant in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from our consolidated financial statements. This data may not be indicative of our future condition or results of operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes.

Certain amounts in the 2001-1998 selected consolidated financial data were reclassified to be consistent with current presentation, including reimbursements received for out-of-pocket expenses. These reimbursements have been reflected as revenue, in compliance with Emerging Issues Task Force Abstract No. 01-14; in prior year presentations the reimbursements had been reflected as a reduction of cost of services.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$97,408	95,062	83,478	80,961	$66,977
Income (loss) from operations	11,476	6,534	(25,952)	(5,920)	(22,797)
Net income (loss)	15,297	12,534	(20,856)	(2,410)	(11,618)
Earnings (loss) per share:
Basic	$0.45	$0.38	$(0.71)	$(0.08)	$(0.41)
Diluted	$0.43	$0.37	$(0.71)	$(0.08)	$(0.41)
Weighted average number of common shares outstanding:
Basic	33,835	32,677	29,206	28,947	28,604
Diluted	35,980	33,434	29,206	28,947	28,604

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,393	$33,017	$17,339	$30,004	$24,806
Working capital	75,501	57,157	43,758	49,790	33,883
Long-term license installments, net	48,667	43,155	37,401	36,744	49,000
Total assets	156,226	125,072	110,493	124,991	139,260
Long-term debt	—	—	—	—	—
Stockholders’ equity	130,927	104,958	92,063	101,045	101,919

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

2002 Overview

Total revenue in 2002 increased 2.5% due to increased software license revenue offset by decreased services revenue. The $19.9 million growth in license revenue was driven by an increase in perpetual licenses, primarily a $17.6 million increase in license revenue resulting from an overall restructuring of our relationship with First Data Resources, or FDR. This restructured relationship also allowed us to re-enter the growing credit card market. While we have stepped up efforts to sign new customer license business in all of our target markets, the vast majority of our license revenue in 2002 was from existing customers who chose to renew, add-on to, or extend their investment with us. Services revenue declined sharply to $33.5 million in 2002 from $51.0 million in 2001 due largely to the fall off in new customer license signings. Net income of $15.3 million in 2002 grew 22% over 2001, mainly because license revenue comprised a higher percentage of total revenue and because of cost containment efforts. We generated $27.1 million in positive cash flow from operations and ended the year with a strong balance sheet, including $63.4 million in cash and marketable debt securities and $80.8 million in combined short and long-term license installments receivable. Total cash and cash equivalents increased to $57.4 million at December 31, 2002, up 10% from September 30, 2002 and up 74% from December 31, 2001.

Revenue of $21.0 million in the fourth quarter of 2002 was less than our revenue for the immediately preceding quarter and for the fourth quarter of 2001 due primarily to a decline in license revenues. The decrease in fourth quarter license revenue reflected a decrease in revenue from FDR as well as the timing of license acceptances and renewals which can cause fluctuations in our quarterly revenue because of the relatively small number of license transactions that typically comprise our revenue in any quarter. Included in term software license revenue in the fourth quarter of 2002 was $2.4 million related to the settlement of a customer dispute. We posted net income of $2.4 million and $6.4 million in positive cash flow from operations for the fourth quarter of 2002. Services revenue and services margins increased in the fourth quarter over the third quarter of 2002. In the fourth quarter, we signed four new customers, two of which are in the healthcare sector, a growth market we are targeting. New license signings in the second half of 2002 grew 13% over the first half, indicating improved sales traction. Nearly all of the dollar value of new license signings in the second half of 2002 is expected to be recorded as revenue in 2003, when the license implementations are complete.

International Revenues

International revenues were 22%, 23%, and 26% of total consolidated revenues in 2002, 2001, and 2000, respectively. Our international revenues may fluctuate in the future because such revenues are generally dependent upon a small number of product acceptances by our customers during a given period. Historically, most of our contracts have been denominated in U.S dollars. We expect, however, that in the future due to competition from vendors who will do business in foreign currencies, more of our contracts may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Statement of Operations Information

The following shows certain items reflected in our Statements of Operations as a percentage of total revenue:

	Year ended December 31,
	2002	2001	2000
Software license revenue	65.6%	46.3%	40.5%
Services revenue	34.4	53.7	59.5

Total revenue	100.0	100.0	100.0
Cost of software license	2.7	3.2	2.9
Cost of services	30.0	39.3	49.9

Total cost of revenue	32.7	42.5	52.8

Gross profit	67.3	57.5	47.2
Research and development	21.9	21.9	18.1
Selling and marketing	23.9	18.4	28.9
General and administrative	9.7	10.3	12.4
Litigation settlement and restructuring costs	—	—	18.9

Total operating expenses	55.5	50.6	78.3

Income (loss) from operations	11.8	6.9	(31.1)
Installment receivable interest income	5.9	6.5	4.8
Other interest income, net	0.8	0.9	2.0
Other (expense) income, net	(0.8)	—	(0.3)

Income (loss) before provision for income taxes	17.7	14.2	(24.6)
Provision for income taxes	2.0	1.1	0.4

Net income (loss)	15.7%	13.2%	(25.0)%

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenue

Total revenue for 2002 increased 2% to $97.4 million from $95.1 million for 2001. The increase was due primarily to increases in software license revenue, which were partially offset by decreases in services revenue. Since the latter part of 2001 and through most of 2002, signing of license contracts with new customers slowed significantly due in large part, we believe, to continued weakness in spending by our target customers. License and services revenue from new customers was 10% of total revenue for 2002, compared with 15% for 2001. The decrease in license contracts with new customers adversely impacted our services business because we derive a substantial portion of our services revenue from implementation of software licensed by these customers. The following table summarizes our revenue composition:

	Twelve Months Ended December 31,
	2002	2001
	(in millions)
License revenue
Perpetual licenses and licenses accounted for on a subscription basis	$35.6	$13.7
Term license renewals, extensions and additions	28.3	30.4

Total license revenue	63.9	44.1

Services revenue
Implementation, consulting and training services	24.2	43.0
Maintenance	9.3	8.0

Total services revenue	33.5	51.0

Total revenue	$97.4	$95.1

Software license revenue for 2002 increased 45% to $63.9 million from $44.1 million for 2001 due primarily to software license renewals by existing customers. The increase in perpetual and subscription license revenue for 2002 was primarily due to a perpetual license agreement entered into with First Data Resources,or FDR, in the first quarter of 2002. That perpetual license agreement replaced a prior term license agreement with FDR under which revenue was being recognized on a subscription basis and which was due to expire in December 2002. Of the $21.9 million increase in perpetual and subscription license revenue for 2002, $17.6 million was due to the FDR perpetual license agreement. The following table summarizes the revenue we have recognized under the FDR perpetual license and the prior agreements with FDR:

	Twelve Months Ended December 31,
	2002	2001
	(in millions)
Perpetual and subscription licenses	$23.9	$6.3
Implementation, consulting and training services	0.8	5.2
Maintenance	0.9	1.0

Total revenue	$25.6	$12.5

Under the terms of the FDR perpetual license agreement, FDR is required to make monthly payments through December 2003. These payments will total $3.54 million in each of the four quarters of 2003. We recognize revenue as earned, which is three months in advance of receipt of payments, because while FDR has the contractual right to terminate the agreement, FDR is required to provide us with at least three months advance notice. We expect to recognize as revenue from the FDR perpetual license $3.54 million in each of the first three quarters of 2003.

Our current sales strategy is to sell perpetual licenses to new customers, and therefore we expect to enter into more perpetual license transactions than term licenses with new customers, the effect of which may be to increase our license revenue and cash flow in the short term and to decrease the amount of revenue and cash flow from the renewal of term software license agreements. In the past few years, a significant portion of our license revenue has been from renewals of term software license agreements.

Revenues from term software licenses, renewals, extensions, and additions decreased by $2.1 million to $28.3 million from $30.4 million for 2001. Included in term software license revenues in the fourth quarter of 2002 is $2.4 million received from Qwest in settlement of a dispute. Discount rates used to recognize term license revenue vary directly with market interest rates. The discount rates used to recognize term license revenue reflect the estimated borrowing rates of our customers, and averaged 3.27% in the fourth quarter of 2002. Decreases in the average discount rate resulted in an increase in license revenue of approximately $1.2 million for 2002 versus 2001. If interest rates increase and in turn the discount rates we use to recognize term license revenue increase, we would defer as installment receivable interest a greater portion of the revenue from such arrangements and recognized license revenue would decrease by the same amount.

Services revenue for 2002 decreased 34% to $33.5 million from $51.0 million for 2001. The decrease was due primarily to delayed customer spending and a decrease in new customer license transactions, which we believe were caused by current generally weak economic conditions. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed to new customers. New customer implementations in 2002 were significantly below 2001. While we saw a modest improvement in new license signings in the fourth quarter of 2002, the rate of signing new customers in 2002 indicates that growth in services revenue will continue to be a challenge.

Deferred revenue at December 31, 2002 consisted primarily of billed fees from arrangements for which acceptance of the software license or service milestone had not occurred, the unearned portion of services revenue and advance payment of maintenance fees. Deferred revenue balances increased to $12.1 million as of December 31, 2002 from $6.2 million as of December 31, 2001, due to payments for software licenses in advance of customer acceptance and advance payment of maintenance fees.

Cost of revenue

Costs of software license includes the amortization associated with purchased software under an agreement with FDR and the amortization of technology we purchased in connection with a business acquisition in 2002. The amortization related to the FDR asset was completed in the fourth quarter of 2002. Cost of software license for 2002 decreased 13% to $2.7 million from $3.0 million for 2001. As a percentage of software license revenue, cost of software license revenue decreased to 4% for 2002 from 7% for 2001. The decreases were due to a $0.6 million charge taken in the second quarter of 2001, and the increased volume in software license revenue. The charge was for software we acquired in the fourth quarter of 2000, which, after initially being amortized, was expensed in full in the second quarter of 2001 because the productive use of this software was no longer anticipated.

Cost of services consists primarily of the cost of providing implementation, consulting, maintenance, and training services. Cost of services for 2002 decreased 22% to $29.2 million from $37.3 million for 2001, primarily due to reduced staff costs and reduced spending on consultants. Cost of services as a percentage of services revenue increased to 87% for 2002 from 73% for 2001. The percentage increase was primarily due to the reduction in services revenue, which was only partially offset by lower salary costs resulting from staff reductions in the latter part of the year.

Operating expenses

Research and development expenses for 2002 increased 2% to $21.3 million from $20.8 million for 2001. As a percentage of total revenue, research and development expenses remained flat at 22%. The increase in spending was primarily due to increased compensation and staff-related expenses, and continued investment in our emerging PegaRULES business.

Selling and marketing expenses for 2002 increased 33% to $23.3 million from $17.5 million for 2001. As a percentage of total revenue, selling and marketing expenses increased to 24% for 2002 from 18% for 2001. These increases were due to increased staff and marketing program spending in our applications business and investment in our emerging PegaRULES business.

General and administrative expenses for 2002 decreased 3% to $9.5 million from $9.8 million for 2001 due to reduced employee compensation expense and a reduction in the allowance for doubtful accounts of $0.4 million to reflect better collections experience. As a percentage of total revenue, general and administrative expenses remained essentially flat at approximately 10% for 2002.

Installment receivable interest income

Installment receivable interest income for 2002, which consists of the portion of all license fees under long-term software license agreements that is attributable to the time value of money, decreased 6% to $5.8 million from $6.2 million for 2001. The decrease was due to a lower average discount rate for our portfolio of term software licenses. Installment receivable interest income of $2.0 million in the fourth quarter of 2002 was higher than in previous quarters due to growth in our portfolio of term software licenses and adjustment from review of estimates for the current year. A portion of the fee from each license lease arrangement is initially deferred and recognized as installment receivable interest income over the term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 8.0% for the three years ended December 31, 2002.

Other interest income, net

Other interest income, net, remained flat at $0.8 million for 2002 as larger invested cash balances and investments in securities were offset by lower interest rates.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange losses and reseller development funds received from third-party vendors of computer hardware products, decreased to a $0.8 million expense for 2002 compared to $15 thousand income for 2001. The decrease was due to greater currency exchange losses and lower reseller development funds.

Income before provision for income taxes

Income before provision for income taxes increased to $17.2 million in 2002 from $13.5 million in 2001. The $3.7 million improvement was due primarily to a $20.3 million improvement in software license gross margin from increased revenues, partially offset by a $9.4 million reduction in services gross margin due to lower services revenues, increased operating expenses of $5.9 million, greater currency exchange losses and reduced interest income.

Provision for income taxes

The provision for income tax was $1.9 million in 2002, an increase from $1.0 million in 2001. The 2001 tax provision consisted primarily of foreign subsidiary income tax. The increase was primarily due to increased deductions for compensation triggered by stock option exercises, which are reflected as increases in equity instead of reductions in the provision for income taxes. The provision for income tax in the fourth quarter of 2002 was higher than previous quarters due to adjustment from review of estimates for 2002. Minimal provisions for U.S. income taxes have been made due to the availability of loss carry forwards to offset current period income. Our net deferred tax assets are currently reserved. These valuation allowances have been maintained due to concerns about the future realization of these benefits. In 2002 and 2001, the benefits of these assets were recognized only to the extent that they reduced taxes due on current year operations. Should circumstances in the future indicate an increased likelihood of realization of our assets, remaining valuation allowances would be reversed generally through tax provision. See Note 8 of Notes to Consolidated Financial Statements.

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenue

Total revenue for 2001 increased 14% to $95.1 million from $83.5 million for 2000. The increase was primarily due to increased software license revenue.

Software license revenue for 2001 increased 30% to $44.1 million from $33.8 million for 2000. The increase was due primarily to software license acceptances by existing customers and $2.3 million due to improved accounting estimates relating to the revenue attributable to the inflation adjustment provisions contained in our long-term software license agreements. Contract signings with new customers slowed towards the latter part of 2001.

Services revenue for 2001 increased 3% to $51.0 million from $49.7 million for 2000. The increase was due primarily to higher maintenance revenue from a larger installed base. Services revenue for the fourth quarter of 2001 decreased to $10.2 million from $13.3 million in the third quarter, reflecting the impact of weakened economic conditions and customers’ delayed spending and fewer new license contracts.

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

Cost of revenue

Cost of software license revenue for 2001 increased 28% to $3.0 million from $2.4 million for 2000. Cost of software license included the amortization associated with a stock purchase warrant issued by us in September 1997, and our acquisition of software for resale. The increase was due to software acquired by us during 2000, which, after initially being amortized over three years, was expensed in full in the second quarter of 2001 because the productive use of this software was no longer anticipated. Cost of software license as a percentage of license revenue for 2001 and 2000 was 7%.

Cost of services for 2001 decreased 10% to $37.3 million from $41.7 million for 2000. Cost of services as a percentage of services revenue decreased to 73% for 2001 from 84% for 2000. These decreases were primarily due to reduced staff including compensation, travel and facilities expense, partially offset by higher third party contracted consultant spending. The decrease as a percent of service revenue was also partially due to higher services revenue.

Operating expenses

Research and development expenses for 2001 increased 38% to $20.8 million from $15.1 million for 2000. As a percentage of total revenue, research and development expenses increased to 22% for 2001 from 18% for 2000. These increases were a result of growth in staffing costs including compensation and benefits, the redeployment of internal resources and increased use of third party consultants.

Selling and marketing expenses for 2001 decreased 27% to $17.5 million from $24.1 million for 2000. As a percentage of total revenue, selling and marketing expenses decreased to 18% for 2001 from 29% for 2000. The decreases were due to reduced spending on infrastructure, marketing programs, and travel. The decrease as a percent of revenue was also due to higher revenue.

General and administrative expenses for 2001 decreased 5% to $9.8 million from $10.3 million for 2000. As a percentage of total revenue, general and administrative expenses decreased to 10% for 2001 from 12% for 2000. These decreases were due primarily to lower discretionary spending on infrastructure, benefits and third party consulting, partially offset by higher compensation costs, including incentive compensation.

Installment receivable interest income

Installment receivable interest income for 2001 increased 53% to $6.2 million from $4.0 million for 2000. The increase was due to improved accounting estimates regarding the amount of interest income earned on license transactions recorded in 2001, higher average discount rates, and the increased value of our portfolio of customer licenses.

Other interest income, net

Interest income, net decreased 50% to $0.8 million for 2001 from $1.7 million for 2000. The decrease was attributable to lower yields on investments due to declining interest rates.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gains or losses and reseller development funds received from third-party vendors of computer hardware products, was $15 thousand income for 2001 and a $286 thousand expense for 2000. The increase was due to a lower currency exchange loss and increased reseller development funds.

Income (loss) before provision for income taxes

Income (loss) before provision for income taxes improved to $13.5 million in 2001 from a loss of $4.7 million in 2000, excluding litigation settlement and restructuring costs of $15.8 million in 2000. Of this $18.2 million improvement, $2.3 million was due to improved accounting estimates relating to the revenue attributable to the inflation adjustment provisions contained in our long-term software license agreements. Of the remaining $15.9 million improvement, $7.3 million was from increased software license gross margin from increased revenues, $5.7 million in improved services gross margin mostly due to cost reductions, $1.4 million from reduced operating expenses and $1.5 million of other improvements in interest income and other income and expense.

Provision for income taxes

The provision for income tax was $1.0 million in 2001, an increase from $0.3 million in 2000. The 2000 tax provision consisted primarily of foreign subsidiary income tax. The increase was related to minimum tax due on current year U.S. profits and foreign subsidiary income. Minimal provisions for U.S. income taxes were made due to the availability of loss carry forwards to offset current period income. See Note 8 of Notes to Consolidated Financial Statements.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations and the proceeds of our public stock offerings. At December 31, 2002, we had cash and cash equivalents of $57.4 million and working capital of $75.5 million.

Net cash provided by operations for 2002 was $27.1 million compared with $15.9 million for 2001. The increase was primarily due to $2.8 million in improved profitability, $4.8 million from increased deferred revenue and $3.5 million from improved collection of accounts receivable, primarily from perpetual licenses. Although we have been successful in reducing receivables through collections activity, should services revenue increase or customer payments slow, it is reasonable to expect that our collections experience may return to a more normal level during 2003.

Net cash used in investing activities for 2002 was $7.5 million compared with $0.1 million for 2001. The increased use of cash was primarily due to a $6.1 million purchase of debt securities, which we intend to hold to maturity, and transaction costs associated with the 1mind acquisition.

On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation for initial consideration valued at $3.7 million, consisting of 569,949 shares of our common stock (155,760 shares of which were deposited into escrow to secure the indemnity obligations of 1mind’s equity holders relating to the transaction) and warrants to purchase for nominal consideration 83,092 shares of our common stock. The purchase agreement included provisions for additional consideration, which we are not obligated to pay because of the performance of the acquired business since the acquisition date. (See Note 2 of Notes to Consolidated Financial Statements.)

Net cash provided by financing activities for 2002 was $4.4 million compared with $46 thousand in 2001. The increase was primarily due to proceeds from employee stock option exercises. (See Note 5 to Notes to Consolidated Financial Statements.)

We believe that current cash, cash equivalents, and cash flow from operations will be sufficient to fund our business until at least the end of 2003. We expect to receive cash during 2003 of $32.2 million for license installments and $9.7 million for maintenance under existing contracts. We do not have plans or commitments for significant capital equipment expenditures. Material risks to cash flow from operations include, a further decline in services revenue and delayed or reduced cash payments accompanying sales of new licenses. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as we require.

We lease certain equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments required under the capital and operating leases with non-cancelable terms in excess of one year at December 31, 2002 are as follows:

Operating Leases
Years ending December 31,	(in thousands)
2003	$3,850
2004	3,558
2005	3,395
2006	3,022
2007	3,070
2008 and thereafter	18,702

$35,597

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt over the next six years in connection with our existing term license agreements:

License Installments
Years ended December 31,	(in thousands)
2003	$32,178
2004	21,371
2005	17,538
2006	12,697
2007	4,244
2008	1,148

$89,176

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

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

Term software license fees are generally payable on a monthly basis under term license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. The present value of future license payments is generally recognized as revenue upon customer acceptance. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements would be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized with the same present value approach, when the customer becomes committed to the new license terms, provided no additional obligations to the customer exist.

In certain circumstances, such as when license fees are not fixed and determinable, some term licenses are accounted for on a subscription basis, where revenue is recognized as payments become due over the term of the license.

Our services revenue is comprised of fees for software implementation, consulting, maintenance, and training services. Our software implementation and consulting agreements typically require us to provide services for a fixed fee or at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Until the fair value of the elements of a contract can be determined, the recognition of services revenue for fixed-price projects is limited to amounts equal to costs incurred, resulting in no gross profit. We do not have a reliable track record for accurately estimating the time and resources needed to complete fixed price service projects. As a result, determination of the fair value of the elements of the contract has generally occurred late in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. If the fair values of the elements of a contract are then apparent, the remaining revenue and profit associated with the fixed price services elements will be recognized when the project is completed. To the extent that a software license is included in the contract, any residual amounts remaining after revenue is allocated to the services elements are recorded as license revenues. All costs of services are expensed as incurred.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts using estimates that we make based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If we used different estimates, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase bad debt expense. During 2002, our allowances were reduced by approximately $0.4 million reflecting lower levels of problem accounts.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2002, we had net deferred tax assets of $8.5 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have provided a valuation allowance equal to net deferred tax assets based on an assessment of the likelihood of realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in either a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

In addition, we have provided for potential liabilities due in the various foreign jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such a determination is made.

Contingencies

From time to time, we are threatened with or become party to litigation. We periodically assess each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5, or FAS 5, “Accounting for Contingencies,” should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with FAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.

Significant customers

First Data Resources accounted for 26%, 14%, and 12% of our total consolidated revenue in 2002, 2001 and 2000, respectively.

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors That May Affect Future Results

We are having difficulty closing license transactions with new customers.    Due in large part, we believe, to continued weakness in spending by our target customers, license transactions with new customers have decreased significantly since the latter part of 2001. License revenue from new customers was 4% of total license revenue in 2002. We believe that obtaining new license customers will continue to be a challenge at least in the near term. The decrease in license contracts with new customers has adversely impacted and may continue to adversely impact our services business because we derive a substantial portion of our services revenue from implementation of software licensed by new customers. We have been dependent on FDR for a significant portion of our revenue during the past few years. With the perpetual license entered into with FDR in 2002, FDR is not likely to represent as large a portion of our revenues after 2003, therefore we are more dependent on license transactions with new customers.

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

The timing of license revenues is related to the completion of implementation services and product acceptance by the customer, the timing of which has been difficult to predict accurately.    There can be no assurance that we will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts’ expectations. Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed payments due during the term. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to twelve months but in some cases significantly longer. We are currently in the process of introducing new product technology and making material changes to our existing products. This may result in even lengthier sales and implementation cycles which may adversely affect our financial performance. In addition, we are more focused on closing larger but fewer license transactions than in the past. This may increase the volatility in our quarterly operating results. Risks over which we have little or no control, including customers’ budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes dictated by customers may delay product implementation and revenue recognition.

If existing customers do not renew their term licenses, our financial results may suffer.    Term license renewal negotiations have required more effort due to economic pressures and consolidation among our customers. A significant portion of total revenue has been attributable to term license renewals. While historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. A decrease in term license renewals absent offsetting revenue from other sources would have a material adverse effect on future financial performance. In addition, we are currently entering into perpetual licenses with most of our new customers, the effect of which may be to increase our license revenue and cash flow in the short term but to decrease the amount of revenue and cash flow from the renewal of term license in the long term.

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

We have historically sold to the financial services market.    This market is continuing to consolidate, and faces uncertainty due to many other factors. We have historically derived a significant portion of our revenue from customers in the financial services market, and our future growth depends, in part, upon increased sales to this market. Competitive pressures, industry consolidation, decreasing operating margins within this industry, currency fluctuations, geographic expansion and deregulation affect the financial condition of our customers and their willingness to pay. In addition, customers’ purchasing patterns are somewhat discretionary. As a result, some or all of the factors listed above may adversely affect the demand by customers. The financial services market is undergoing intense domestic and international consolidation. In recent years, several customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance.

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

We rely on certain third-party relationships.    We have a number of relationships with third parties that are significant to sales, marketing and support activities, and product development efforts. We rely on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen our products through the use of industry-standard tools and utilities. We also have relationships with third parties that distribute our products. In particular, we benefit from our non-exclusive relationship with First Data Resources for the distribution of products to the credit card market and with PFPC Inc. for distribution of products to the mutual fund market. FDR can sell applications based on our software to their credit card customers who have less than an agreed number of active credit card accounts as identified in the perpetual license agreement, without paying additional fees to us. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with ours in the future or will not otherwise end their relationships with or support of us.

We may face product liability and warranty claims.    Our license agreements typically contain provisions intended to limit the nature and extent of our risk of product liability and warranty claims. There is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Also, there is a risk that these contract terms might not bind a party other than the direct customer. Furthermore, some of our licenses with our customers are governed by non-U.S. law, and there is a risk that foreign law might give us less or different protection. Although we have not experienced any material product liability claims to date, a product liability suit or action claiming a breach of warranty, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources.

We face risks from operations and customers based outside of the U.S.    Sales to customers headquartered outside of the United States represented approximately 22%, 23% and 26% of our total revenue in 2002, 2001 and 2000, respectively. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in continental Europe and Australia. We believe that growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

In addition, there can be no assurance that we will be able to maintain or increase international market demand for our products. Most of our international sales are denominated in U.S. dollars. Accordingly, any appreciation of the value of the U.S. dollar relative to the currencies of those countries in which we distribute our products may place us at a competitive disadvantage by effectively making our products more expensive as compared to those of our competitors. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, increased tariffs and other trade barriers, the costs of localizing products for local markets and complying with local business customs, longer accounts receivable patterns and difficulties in collecting foreign accounts receivable, difficulties in enforcing contractual and intellectual property rights, heightened risks of political and economic instability, the possibility of nationalization or expropriation of industries or properties, difficulties in managing international operations, potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of “double taxation”), enhanced accounting and internal control expenses, and the burden of complying with a wide variety of foreign laws. There can be no assurance that one or more of these factors will not have a material adverse effect on our foreign operations, and, consequentially, our business, operating results, and financial condition.

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

We derived approximately 22% of our total revenue in 2002 from sales to customers based outside of the United States. Certain of our international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although our sales denominated in foreign currencies in 2002 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to us on the sale of our products in such foreign currencies.

We believe that at current market interest rates, the fair value of license installments receivable approximates carrying value as reported on our balance sheets. However, there can be no assurance that the fair value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair value of the license installments receivable. The carrying value reflects a weighted average of historic discount rates. The average rate changes with market rates as new license installment receivables are added to the portfolio, which mitigates exposure to market interest rate risk. A 10% change in the market rates would not have a significant impact on the fair value of our license installments receivable.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Pegasystems Inc.:

We have audited the accompanying consolidated balance sheets of Pegasystems Inc., as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasystems Inc., as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 17, 2003

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share-related data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$57,393	$33,017
Trade accounts receivable, net of allowance for doubtful accounts of $507 in 2002 and $1,034 in 2001	4,897	9,592
Short-term license installments	32,178	31,359
Investments held to maturity	5,303	—
Prepaid expenses and other current assets	790	2,286

Total current assets	100,561	76,254
Long-term license installments, net of unearned interest income	48,667	43,155
Investments held to maturity	750	—
Equipment and improvements, net of accumulated depreciation and amortization	1,727	3,053
Acquired technology, net of accumulated amortization	1,079	—
Purchased software and other assets, net of accumulated amortization	196	2,610
Goodwill	3,246	—

Total assets	$156,226	$125,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$7,695	$7,940
Accounts payable and accrued expenses	5,220	4,900
Deferred revenue	12,145	6,176
Capital lease obligations	—	81

Total current liabilities	25,060	19,097
Deferred income taxes	—	1,000
Other long-term liabilities	239	17

Total liabilities	25,299	20,114

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized; 34,291,389 shares and 32,754,648 shares issued and outstanding in 2002 and 2001, respectively	343	328
Additional paid-in capital	113,488	101,318
Stock warrant	374	2,897
Retained earnings	16,054	757
Accumulated other comprehensive income (loss)	668	(342)

Total stockholders’ equity	130,927	104,958

Total liabilities and stockholders’ equity	$156,226	$125,072

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenue:
Software license	$63,922	$44,053	$33,806
Services	33,486	51,009	49,672

Total revenue	97,408	95,062	83,478

Cost of revenue:
Cost of software license	2,661	3,049	2,383
Cost of services	29,207	37,347	41,677

Total cost of revenue	31,868	40,396	44,060

Gross profit	65,540	54,666	39,418

Operating expenses:
Research and development	21,284	20,812	15,073
Selling and marketing	23,308	17,522	24,142
General and administrative	9,472	9,798	10,334
Litigation settlement and restructuring	—	—	15,821

Total operating expenses	54,064	48,132	65,370

Income (loss) from operations	11,476	6,534	(25,952)
Installment receivable interest income	5,774	6,159	4,015
Other interest income, net	760	826	1,667
Other (expense) income, net	(813)	15	(286)

Income (loss) before provision for income taxes	17,197	13,534	(20,556)
Provision for income taxes	1,900	1,000	300

Net income (loss)	$15,297	$12,534	$(20,856)

Earnings (loss) per share, basic	$0.45	$0.38	$(0.71)
Earnings (loss) per share, diluted	$0.43	$0.37	$(0.71)
Weighted average number of common shares outstanding, basic	33,835	32,677	29,206
Weighted average number of common shares outstanding, diluted	35,980	33,434	29,206

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Stock Warrant	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stock- holders’ Equity	Comprehensive (Loss) Income
	Number of Shares	Amount
Balance at December 31, 1999	28,996	$290	$88,941	$(18)	$2,897	$9,079	$(144)	$101,045	$(2,079)
Exercise of stock options	299	3	803	—	—	—	—	806
Issuance of stock under Employee Stock Purchase Plan	150	2	812	—	—	—	—	814
Stock issued in settlement of litigation	3,125	31	10,330	—	—	—	—	10,361
Foreign currency translation adjustments	—	—	—	—	—	—	(125)	(125)	$(125)
Amortization of deferred compensation	—	—	—	18	—	—	—	18
Net loss	—	—	—	—	—	(20,856)	—	(20,856)	(20,856)

Balance at December 31, 2000	32,570	326	100,886	—	2,897	(11,777)	(269)	92,063	$(20,981)

Exercise of stock options	68	1	59	—	—	—	—	60
Issuance of stock under Employee Stock Purchase Plan	117	1	300	—	—	—	—	301
Issuance of compensatory stock option	—	—	73	—	—	—	—	73
Foreign currency translation adjustments	—	—	—	—	—	—	(73)	(73)	$(73)
Net income	—	—	—	—	—	12,534	—	12,534	12,534

Balance at December 31, 2001	32,755	328	101,318	—	2,897	757	(342)	104,958	$12,461

Exercise of stock options	871	8	4,036	—	—	—	—	4,044
Issuance of stock under Employee Stock Purchase Plan	95	1	389	—	—	—	—	390
Expiration of stock warrant	—	—	2,897	—	(2,897)	—	—	—
Tax benefit from exercise of stock options	—	—	1,559	—	—	—	—	1,559
Issuance of common stock and warrant for acquisition	570	6	3,289	—	374			3,669
Foreign currency translation adjustments	—	—	—	—	—	—	1,010	1,010	$1,010
Net income	—	—	—	—	—	15,297	—	15,297	15,297

Balance at December 31, 2002	34,291	$343	$113,488	$ —	$374	$16,054	$668	$130,927	$16,307

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$15,297	$12,534	$(20,856)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock option income tax benefits	1,559	—	—
Deferred income taxes	(1,000)	—	—
Depreciation and amortization	4,992	6,228	6,631
Reduction in provision for doubtful accounts	(353)	—	—
Issuance of compensatory stock option	—	73	—
Stock issued in settlement of litigation	—	—	10,361
Loss on disposal of fixed assets	83	153	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	(1,118)	(4,581)	(1,358)
Prepaid expenses and other current assets	1,525	(714)	(678)
Accounts payable and accrued expenses	204	1,089	(1,601)
Deferred revenue	5,911	1,111	(3,700)

Net cash provided by (used in) operating activities	27,100	15,893	(11,201)

Cash flows from investing activities:
Purchase of investments held to maturity	(6,053)	—	—
Purchase of equipment and improvements	(1,006)	(561)	(2,626)
Acquisition of 1mind	(573)	—	—
Other long term assets and liabilities	157	475	(354)

Net cash used in investing activities	(7,475)	(86)	(2,980)

Cash flows from financing activities:
Payments under capital lease obligations	(81)	(315)	(54)
Exercise of stock options	4,044	60	806
Proceeds from sale of stock under Employee Stock Purchase Plan	390	301	814

Net cash provided by financing activities	4,353	46	1,566

Effect of exchange rate on cash and cash equivalents	398	(175)	(50)

Net increase (decrease) in cash and cash equivalents	24,376	15,678	(12,665)
Cash and cash equivalents, beginning of year	33,017	17,339	30,004

Cash and cash equivalents, end of year	$57,393	$33,017	$17,339

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2	$36	$88
Income taxes	$724	$1,191	$834
Non-cash financing activity:
Equipment acquired under capital lease	$—	$—	$292
Stock issued in settlement of litigation	$—	$—	$10,361
Stock issued in business combination	$3,669	$—	$—

See notes to consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

(a)  Business

Pegasystems Inc. and subsidiaries (“we” or the “Company”) develops, markets, licenses and supports software that enables transaction intensive-organizations to manage a broad array of customer interactions. We also offer consulting, training, and maintenance and support services to facilitate the installation and use of our products.

(b)  Management Estimates and Reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant assets and liabilities with reported amounts based on estimates include trade and installment accounts receivable, long term license installments, deferred income taxes, and deferred revenue.

(c)  Principles of Consolidation

The consolidated financial statements include the accounts of Pegasystems Inc. and its wholly owned subsidiaries, Pegasystems Limited (a United Kingdom company), Pegasystems Company (a Canadian company), Pegasystems Worldwide Inc. (a United States corporation), GDOO AB (a Swedish company), and Pegasystems Pty Ltd. (an Australian company), Pegasystems Investment Inc. (a United States corporation) and Pegasystems Private Limited (a Singapore company). All intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the 2001 and 2000 consolidated financial statements were reclassified to be consistent with the current presentation. Reimbursements received for out-of-pocket expenses have been reflected as services revenue, in compliance with Emerging Issues Task Force Abstract No. 01-14; in prior periods the reimbursements had been reflected as a reduction of cost of services.

	Year ended December 31, 2001	Year ended December 31, 2000

	(in thousands)
Services revenue as reported previously	$48,234	$47,000
Add: reimbursements for out-of-pocket expenses	2,775	2,672

Services revenue, reclassified	$51,009	$49,672

Cost of services as reported previously	$34,572	$39,005
Add: reimbursements for out-of-pocket expenses	2,775	2,672

Cost of services, reclassified	$37,347	$41,677

(d)  Foreign Currency Translation

The translation of assets and liabilities of our foreign subsidiaries is made at year-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are in accumulated other comprehensive income (loss). Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in other (expense) income, net, in the accompanying consolidated statements of operations.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. The present value of future license payments is generally recognized as revenue upon customer acceptance. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements would be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized with the same present value approach, when the customer becomes committed to the new license terms, provided no additional obligations to the customer exist.

In certain circumstances, such as when license fees are not fixed and determinable, some term licenses are accounted for on a subscription basis, where revenue is recognized as payments become due over the term of the license.

Our services revenue is comprised of fees for software implementation, consulting, maintenance, and training services. Our software implementation and consulting agreements typically require us to provide services for a fixed fee or at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Until the fair value of the elements of a contract can be determined, the recognition of services revenue for fixed-price projects is limited to amounts equal to costs incurred, resulting in no gross profit. We do not have a reliable track record for accurately estimating the time and resources needed to complete fixed-price service projects. As a result, determination of the fair value of the elements of the contract has generally occurred late in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. If the fair values of the elements of a contract are then apparent, the remaining revenue and profit associated with the fixed-price services elements will be recognized when the project is completed. To the extent that a software license is included in the contract, any residual amounts remaining after revenue is allocated to the services elements are recorded as license revenues. All costs of services are expensed as incurred.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)  Cash and Cash Equivalents

We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents principally consist of US Treasury bills and short-term debt securities. We account for investments under Statement for Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investment in Debt and Equity Securities”. Under SFAS No. 115, debt securities with remaining maturities of longer than three months when purchased and which we both have the intent and ability to hold until maturity are reported at amortized cost, which approximates fair market value.

(g)  Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of short term cash investments, trade accounts receivable and license installments receivable. We record long-term license installments in accordance with our revenue recognition policy, which results in long-term installment receivables from customers (due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings). We grant credit to customers who are located throughout the world. We perform credit evaluations of customers and generally do not request collateral from customers. Amounts due under long-term license installments are as follows:

License Installments
Years ended December 31,	(in thousands)
2003	$32,178
2004	21,371
2005	17,538
2006	12,697
2007	4,244
2008	1,148

89,176
Deferred license interest income	(8,331)

Total license installments receivable	$80,845

(h)  Equipment and Improvements, Net of Accumulated Depreciation and Amortization

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

(i)  Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of cash flows expected to be generated by an asset to its carrying value, with the exception that after January 1, 2002, goodwill impairment is assessed by use of a fair value model. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)  Research and Development and Software Costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product that is completed in the same language and is capable of running on all of the platforms as the product to be ultimately marketed. Such costs have not been material to date and, as a result, no internal costs were capitalized during the years ended December 31, 2002, 2001, and 2000.

Amortization of capitalized software is included in cost of software license revenue. No amortization expense for internally developed capitalized software costs was charged to cost of software license revenue during the years ended December 31, 2002, 2001, and 2000.

(k)  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Basic
Net income (loss)	$15,297	$12,534	$(20,856)

Weighted average common shares outstanding	33,835	32,677	29,206
Basic earnings (loss) per share	$0.45	$0.38	$(0.71)

Diluted
Net income (loss)	$15,297	$12,534	$(20,856)

Weighted average common shares outstanding	33,835	32,677	29,206
Effect of assumed exercise of stock options	2,145	757	—

Weighted average common shares outstanding, assuming dilution	35,980	33,434	29,206
Diluted earnings (loss) per share	$0.43	$0.37	$(0.71)
Outstanding options and warrant excluded as impact would be anti-dilutive	4,023	7,618	4,326

(l)  Segment Reporting

We currently operate in one operating segment – rules based business process management, or BPM, software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States. During 2002, 2001, and 2000, we derived our operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States):

	2002		2001		2000
	(in thousands)
United States	$75,617	78%	$73,127	77%	$61,528	74%
United Kingdom	14,806	15%	10,040	11%	7,038	8%
Europe	3,595	4%	8,968	9%	9,222	11%
Other	3,390	3%	2,927	3%	5,690	7%

	$97,408	100%	$95,062	100%	$83,478	100%

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, 2001, and 2000, one customer accounted for approximately 26%, 14%, and 12% of our total revenue, respectively. At December 31, 2002, one customer represented 22% of outstanding accounts receivable and one customer represented 12% of long and short-term license installments.

(m)  Stock Options

We periodically grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of the grant. We account for such stock option grants using the intrinsic value method and intend to continue to do so. Stock options granted to non-employee contractors are accounted for using the fair value method. We have provided appropriate disclosure of the impact of the fair value method.

(n)  Fair Value of Financial Instruments

The principal financial instruments held consist of cash and cash equivalents, investments held to maturity, accounts receivable and payable, capital lease obligations, and license installment receivables arising from license transactions. The carrying values of cash and cash equivalents, investments held to maturity, accounts receivable, and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at December 31, 2002 and 2001.

(o)  Intangible Assets and Goodwill

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is provided on a straight-line basis over the assets’ estimated useful lives. As of December 31, 2002, intangible assets consisted of technology acquired in a business combination with a carrying value of $1.1 million and accumulated amortization of $0.3 million. Amortization expense was $0.3 million for 2002. We expect to recognize approximately $0.4 million of amortization expense yearly until the end of the asset’s useful life in January, 2006.

Goodwill represents the residual purchase price given in the business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing the fair value of units containing goodwill to their carrying value.

(p)  Deferred Taxes

Deferred taxes are provided for differences in the basis of our assets and liabilities for book and tax purposes and loss carry forwards based on enacted rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that some portion or all of the deferred tax asset will not be realized.

(q)  New Accounting Standards

We have adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These pronouncements provide guidance on how to account for the acquisition of businesses and intangible assets, including goodwill, which arise from such activities. SFAS No. 141 affirms that only one method of accounting may be applied to a business combination, the purchase method. SFAS No. 141 also provides guidance on the allocation of purchase price to the assets acquired. SFAS No. 142 provides that goodwill resulting from business combinations no longer be amortized to expense, but rather requires an annual assessment of impairment and, if necessary, adjustments to the carrying value of goodwill.

We have adopted SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” and SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets (other than goodwill), including the treatment of discontinued operations. Adoption of these pronouncements has not had a significant effect on our consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    ACQUISITION

On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation (“1mind”) for initial consideration of $3.7 million consisting of 569,949 shares of our common stock (155,760 shares of which were deposited into escrow to secure the indemnity obligations of 1mind’s equity holders relating to the transaction) and warrants to purchase 83,092 shares of common stock for nominal consideration. We believe that the acquisition will help increase our penetration of the healthcare and insurance markets, strengthen our management and delivery teams and deepen our product offerings. The acquisition of 1mind has been accounted for as a purchase and the operations of 1mind have been included in our consolidated financial statements from the date of acquisition. Results of operations would not have changed materially for 2002, 2001, or 2000 if 1mind had been acquired on January 1, 2002, 2001, or 2000, respectively. The cash flow impact of $573 thousand from this acquisition was transaction costs of $614 thousand less cash acquired of $41 thousand. The purchase price allocation is based on the report of an independent appraiser. The purchase agreement included provisions for additional consideration, which we are not obligated to pay because of the performance of the acquired business since the acquisition date.

(in thousands, except for share-related data)
Shares issued (a)	$3,295
Warrants issued (b)	374

Total purchase price	$3,669

Current assets, including cash of $41	$207
Equipment and improvements	143
Acquired technology (c)	1,400
Goodwill (d)	3,246
Current liabilities	(563)
Long-term liabilities	(150)
Transaction costs	(614)

$3,669

(a)	569,949 common shares of Pegasystems Inc. valued at approximately $5.78 per share, the average of closing prices as reported by Nasdaq for the three days before and after January 29, 2002, the date of agreement.
(b)	Warrants to purchase, for nominal consideration, 83,092 common shares of Pegasystems Inc., valued at approximately $4.50 per warrant using a Black-Scholes model.
(c)	Acquired technology results from an appraisal report of 1mind intangible assets. This asset is being amortized over its expected useful life of four years.
(d)	This asset is considered to have an indeterminate life and amortization is not provided. This asset is subject to an annual impairment test, which is conducted annually in November. No impairment adjustments have been required.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    VALUATION AND QUALIFYING ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.5 million and $1.0 million, respectively, at December 31, 2002 and 2001. The following is a roll forward of the allowance for doubtful accounts:

Description	Balance at beginning of year	Additions (deductions) charged to costs and expenses	Foreign Exchange Gain/ (Loss)	Write-offs	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	$1,034	(353)	6	(180)	$507
Year ended December 31, 2001	$1,037	—	(3)	—	$1,034
Year ended December 31, 2000	$1,026	—	11	—	$1,037

4.    EQUIPMENT AND IMPROVEMENTS

The cost and accumulated depreciation of equipment and improvements consist of the following:

	December 31,
	2002	2001
	(in thousands)
Computer equipment and purchased software	$8,895	$8,535
Furniture and fixtures	3,005	2,990
Leasehold improvements	2,765	3,133
Equipment under capital leases	914	914

	15,579	15,572
Less: accumulated depreciation and amortization	(13,852)	(12,519)

Equipment and improvements, net of accumulated depreciation and amortization	$1,727	$3,053

Depreciation expense was approximately $2.3 million, $3.9 million, and $4.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. During the year ended December 31, 2002, we recorded disposals of approximately $1.0 million of furniture and fixtures and leasehold improvements, resulting in a loss on disposal of $83 thousand.

5.    STOCKHOLDERS’ EQUITY

(a)  Common Stock

We have 45,000,000 authorized shares of common stock at $.01 par value, of which 34,291,389 shares were issued and outstanding at December 31, 2002.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)  Preferred Stock

We have authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. Our Board of Directors has authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. We had not issued any shares of preferred stock as of December 31, 2002.

(c)  Long-Term Incentive Plan

In 1994, we adopted a Long Term Incentive Plan since amended, (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options.

In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. As of December 31, 2002, a total of 11.5 million shares of common stock were reserved for issuance under the 1994 Plan. At December 31, 2002, approximately 1.7 million shares were available for issuance.

Generally the option price per share is determined at the date of grant. Options granted under the 1994 Plan generally vest over five years and expire no later than ten years from the date of grant.

(d)  1996 Non-Employee Director Stock Option Plan

The 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) was originally adopted by the Board of Directors on May 13, 1996 and approved by the stockholders on June 26, 1996. An amendment and restatement of the Director Plan was adopted by the Board of Directors on November 23, 1999. As amended and restated, the Director Plan provides for the grant to each new non-employee Director of Pegasystems on the date he or she first becomes a Director of an option to purchase 30,000 shares of Common Stock at a price per share equal to the fair market value thereof on the date of grant, such option to vest in equal annual installments over three years. It also provides for the grant to each non-employee Director at the time of the regular meeting of Directors following the annual stockholders meeting (commencing in 2000) of a fully vested option to purchase 10,000 shares of Common Stock at a price per share equal to the fair market value thereof on the date of grant. Prior to amendment and restatement, the Director Plan provided for the grant to each new non-employee Director of Pegasystems on the date he or she first became a Director of Pegasystems an option to purchase 30,000 shares of Common Stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. At December 31, 2002, under the Director Plan there were outstanding options to purchase a total of 250,000 shares of common stock and no additional shares were available for issuance. We do not plan to issue any additional options under the Director Plan. The Compensation Committee administers the Director Plan.

(e)  1996 Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was adopted by the Board of Directors on May 13, 1996 and approved by the stockholders on June 26, 1996. There are 500,000 shares of common stock reserved for issuance pursuant to this plan. To date, there have been six stock issuances under the Stock Purchase Plan of approximately 454,000 shares. Under the terms of the Stock Purchase Plan, employees are entitled to purchase shares at 85% of the fair market value of our common stock on either the commencement date or completion date for offerings under the plan, whichever is less. The Stock Purchase Plan is tax qualified and no compensation expense has been recognized in the financial statements for the completed offerings.

For pro forma compensation expense relating to the Employee Stock Purchase Plan, the weighted average fair value of options contained within the Plan offerings in 2002, 2001, and 2000 was $2.36, $1.74, and $7.27, respectively.

Stock Options Summary

The following table presents the combined activity for the 1994 Plan and the Director Plan for the years ended December 31:

	2002		2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Outstanding options at beginning of year:	8,617	$7.56	7,537	$8.83	6,262	$6.02
Granted	901	7.42	2,300	4.10	2,962	17.41
Exercised	(872)	4.64	(68)	0.50	(299)	2.69
Canceled	(663)	8.57	(1,152)	8.91	(1,388)	9.66

Outstanding options at end of year	7,983	7.79	8,617	7.56	7,537	8.83

Exercisable options at end of year	5,404	7.86	4,415	7.46	3,165	6.79
Weighted average fair value of options granted during the year		$4.74		$2.87		$11.69

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.33 — 4.22	2,092	5.65	$2.68	1,634	$2.47
4.27 — 7.53	2,270	8.41	5.47	987	4.99
7.63 — 10.00	2,130	6.06	8.00	1,659	8.03
10.38 — 25.75	1,491	6.98	18.16	1,124	17.98

	7,983			5,404

The following are the pro forma net loss and loss per share, as if compensation expense for the option plans had been determined based on the fair value at the grant consistent with the provisions of SFAS No. 123:

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss) (in thousands)	$15,297	$7,673	$12,534	$(390)	$(20,856)	$(34,570)
Basic earnings (loss) per share	$0.45	$0.23	$0.38	$(0.01)	$(0.71)	$(1.18)
Diluted earnings (loss) per share	$0.43	$0.21	$0.37	$(0.01)	$(0.71)	$(1.18)

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000
Volatility	77%	100%	200%
Expected option life:
Years from grant	N/A	5.0	5.0
Years from vesting	1.0	N/A	N/A
Interest rate (risk free)	2.78%	4.40%	6.00%
Dividends	None	None	None

For awards granted prior to 2002, a Black-Scholes single-option model using an expected option life from the grant date was used to value grants. For awards in 2002, a Black-Scholes multiple-option model using an expected option life from the vesting date was used to reflect changes in grant and exercise patterns.

The effects on 2002, 2001, and 2000 pro forma net income (loss) and net income (loss) per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

6.    INTANGIBLE ASSET AND WARRANT AGREEMENTS WITH FDR

In 1997, we entered into Software License and Support and Warrant Agreements with First Data Resources, Inc. (“FDR”). In accordance with the Software License and Support Agreement, we were granted a license for access to and the use of the designs, specifications and code of FDR’s ESP product. As consideration for this right, we paid FDR $10.0 million. This amount was recorded as purchased software on the accompanying balance sheets. In connection with the Software License and Support Agreement, we gave a warrant to FDR to purchase 284,876 shares of our common stock at a purchase price of $28.25 per share which represented the fair market value of the common stock on the date of the agreement. The warrant became exercisable on June 27, 1998 and expired during the fourth quarter of 2002. The warrant was valued at $2.9 million. We amortized the value of the purchased software and the warrant on a pro rata basis over the initial 5 1/2 year term of the agreement. During the years ended December 31, 2002, 2001 and 2000, we recorded amortization expense of approximately $2.3 million per year, related to the ESP software and warrant.

7.    COMMITMENTS AND CONTINGENCIES

We lease certain equipment and office space under non-cancelable operating leases with various extension dates through 2013. Rent expense under operating leases is recognized on a straight-line basis. Future minimum rental payments required under operating leases with non-cancelable terms in excess of one year at December 31, 2002 are as follows:

Years ending December 31,	(in thousands)
2003	$3,850
2004	3,558
2005	3,395
2006	3,022
2007	3,070
2008 and thereafter	18,702

$35,597

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense under operating leases was approximately $5.1 million, $4.5 million, and $4.9 million, for the years ended December 31, 2002, 2001, and 2000, respectively.

We are a party in various contractual disputes, litigation and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operation.

8.    INCOME TAXES

The components of income (loss) before provision for income taxes are as follows:

	2002	2001	2000
	(in thousands)
Domestic	$16,183	$12,214	$(21,538)
Foreign	1,014	1,320	982

Total	$17,197	$13,534	$(20,556)

The provision for income taxes for the years ended December 31, consists of the following:

	2002	2001	2000
	(in thousands)
Current
Federal	$2,166	$146	$—
State	87	—	—
Foreign	647	854	300

Total current	2,900	1,000	300

Deferred:
Federal	(1,000)	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	(1,000)	—	—

Total provision	$1,900	$1,000	$300

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit and tax credits	0.3	—	—
Permanent differences	4.0	1.5	1.4
Tax effective on foreign activities	1.0	2.1	(0.2)
Valuation allowance on U.S. tax losses	(29.2)	(31.2)	35.3

Effective income tax rate	11.1%	7.4%	1.5%

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes at December 31, 2002 and 2001, reflect the net tax effects of net operating loss and tax credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes. The components of our net deferred tax assets (liabilities) as of December 31, are as follows:

	2002	2001
	(in thousands)
Software revenue installment receivables	$(28,331)	$(25,982)
Depreciation	748	(84)
Vacation accrual	267	236
Receivable and other reserves	1,254	900
Net operating loss carry forwards	28,737	32,592
Tax credits	5,819	5,078

Net deferred tax assets	8,494	12,740
Less: valuation allowances	8,494	13,740

	$—	$(1,000)

A valuation allowance has been provided for deferred tax assets since it is uncertain if we will realize the entire benefit of the assets. The decrease in the valuation allowance during the year resulted from the generation of additional future taxable temporary differences and the utilization of U.S. net operating tax losses. Of the valuation allowance at December 31, 2002, approximately $403 thousand is related to acquired tax loss and credit carry forwards, which, if utilized, will reduce goodwill. In addition, these acquired tax benefits are subject to limitation as defined by Section 382 of the Internal Revenue Code. Of the valuation allowance at December 31, 2002, approximately $697 thousand is related to tax benefits generated on exercise of stock options, which will be recorded directly to equity when realized.

At December 31, 2002, we had alternative minimum tax (“AMT”), and research and experimentation (“R&E”) credit carry forwards for federal and state purposes of approximately $6.7 million, available to offset future taxes payable. The carry forward period for the AMT credit is unlimited. The R&E credit carry forwards generally expire from 2003 to 2022.

As of December 31, 2002, we have available U.S. net operating loss carry forwards of approximately $72.7 million. The operating loss carry forwards expire from 2003 to 2020. These carry forwards may be used to offset future income taxes payable at the federal and state levels, if any, and are subject to review by the U.S. Internal Revenue Service and various state taxing authorities.

A provision has not been made for the U.S. or additional foreign taxes on $2.1 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because we plan to keep these amounts permanently reinvested overseas.

9.    LITIGATION SETTLEMENT AND RESTRUCTURING

We had been involved in two lawsuits related to restatements of our financial statements (the Chalverus case and the Gelfer Case). We have settled both cases and recorded a charge of $14.8 million, net of insurance reimbursement of $4.3 million, during 2000, reflecting the cost of settlements and legal costs.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2000, we recorded a restructuring charge of $1.0 million for severance of 75 employees in various locations and certain costs associated with leased facilities. Approximately $0.2 million of additional depreciation expense was recorded due to reduced economic life of the leased facilities to be closed or idled under the restructuring plan. Terminations were completed in January 2001. There are no accruals remaining relating to these charges as of December 31, 2002 or 2001.

10.  EMPLOYEE BENEFIT PLAN

The Company sponsors a retirement plan for qualifying employees. This Plan is a 401(k) defined contribution plan. Beginning in 2001, the Company provides a discretionary profit sharing contribution. The contributions paid aggregated approximately $0.4 million and $0.2 million in 2002 and 2001, respectively.

11.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue	$24,211	$26,667	$25,565	$20,965
Gross profit	16,276	18,393	17,541	13,330
Income from operations	2,388	3,707	4,025	1,356
Net income	3,438	4,603	4,826	2,430
Earnings per share—Basic	$0.10	$0.14	$0.14	$0.07
Earnings per share—Diluted	$0.10	$0.13	$0.13	$0.07

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue	$23,605	$23,515	$23,887	$24,055
Gross profit	12,713	12,384	14,009	15,560
(Loss) income from operations	(177)	1,052	2,244	3,415
Net income	1,094	2,652	3,884	4,904
Earnings per share—Basic	$0.03	$0.08	$0.12	$0.15
Earnings per share—Diluted	$0.03	$0.08	$0.12	$0.15

ITEM 9: CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Certain information required by Part III is omitted from this annual report as we will file a proxy statement for our Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in that proxy statement is incorporated herein by reference.

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our executive officers is set forth in Part I, immediately following Item 4, of this Report under the caption “Executive Officers of the Registrant.” The information concerning our directors required by this Item is incorporated by reference to our proxy statement for our 2003 Annual Meeting of Stockholders under the heading “Election of Directors”. Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in that proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for our 2003 Annual Meeting of Stockholders under the headings “Directors Compensation” and “Executive Compensation”.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for our 2003 Annual Stockholders Meeting under the headings “Principal and Management Stockholders” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our proxy statement for our 2003 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions”.

ITEM 14:    CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures.    Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Alan Trefler, our Chairman and Chief Executive Officer, and Christopher Sullivan, our Chief Financial Officer and Treasurer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Trefler and Sullivan concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)  Internal controls.    Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

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

(b)  Reports on Form 8-K

On December 11, 2002, we filed a current report on Form 8-K reporting that we had adopted amendments to our insider trading policy to permit our officers, directors and certain other insiders to enter into trading plans or arrangements to systematically sell shares of our common stock in compliance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

On December 3, 2002, we filed an amendment to a current report on Form 8-K that we had filed on February 21, 2002. The amendment was filed to include an executed version of an exhibit to the original report.

SIGNATURES

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PEGASYSTEMS INC.

By:	/S/ CHRISTOPHER SULLIVAN
Christopher Sullivan Senior Vice President, Chief Financial Officer and Treasurer (principle financial and accounting officer)

Date:  March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on  Form 10-K has been signed below on March 10, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/S/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principle executive officer)

/S/ CHRISTOPHER SULLIVAN Christopher Sullivan	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/S/ HENRY ANCONA Henry Ancona	President, Chief Operating Officer, and Director

/S/ RICHARD H. JONES Richard H. Jones	Vice Chairman

/S/ STEVEN F. KAPLAN Steven F. Kaplan	Director

/S/ WILLIAM H. KEOUGH William H. Keough	Director

/S/ EDWARD A. MAYBURY Edward A. Maybury	Director

/S/ JAMES P. O’HALLORAN James P. O’Halloran	Director

/S/ EDWARD B. ROBERTS Edward B. Roberts	Director

/S/ WILLIAM WYMAN William Wyman	Director

I, Alan Trefler, certify that:

1.  I have reviewed this annual report on Form 10-K of Pegasystems Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 25, 2003

/s/ ALAN TREFLER
Chairman and Chief Executive Officer (principal executive officer)

I, Christopher Sullivan, certify that:

1.  I have reviewed this annual report on Form 10-K of Pegasystems Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 25, 2003

/s/ CHRISTOPHER SULLIVAN
Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

3.3*	Restated Articles of Organization of the Registrant.

3.4*	Restated By-Laws of the Registrant.

4.1*	Specimen Certificate Representing the Common Stock.

10.1	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 1999 annual stockholders meeting and incorporated herein by reference.)

10.2	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 1999 annual stockholders meeting and incorporated herein by reference.)

10.3	1996 Employee Stock Purchase Plan. (Filed in Registrant’s Proxy Statement for its 1998 annual stockholders meeting and incorporated herein by reference.)

10.13.*	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture.

10.14.*	Amendment Number 1 to Lease Agreement dated August 7, 1994 between the Registrant and Riverside Office Park Joint Venture.

10.15	Warrant Agreement dated June 27, 1997 by and between the Registrant and First Data Resources Inc. (Filed as exhibit 10.15 to the Registrant’s 1997 Form 10-K.)

10.16.**	Employment Agreement dated May 10, 2001 between the Registrant and Joseph Friscia. (Filed as exhibit 10.1 to the Registrant’s June 30, 2000 Form 10-Q.)

10.17

Agreement and Release dated November 2, 2001 by and between the Registrant and Carreker Corporation. (Filed as exhibit 10.17 to the Registrant’s 2001 Form 10-K. Confidential treatment requested as to certain portions.)

10.18

Asset Purchase Agreement dated January 29, 2002 by and among the Registrant and 1mind Corporation, 1mind.com, LLC, and all of the equity holders of 1mind Corporation. (Filed as exhibit 2.0 to the Registrant’s February 6, 2002 Form 8-K.)

10.19

Refreshed Software License and Support Agreement dated March 1, 2002 by and between the Registrant and First Data Resources Inc. (Filed as exhibit 10.1 to the Registrant’s March 31, 2002 Form 10-Q. Confidential treatment requested as to certain portions.)

10.20**	Executive Employment Agreement dated July 25, 2002 between Registrant and Henry Ancona. (Filed as exhibit 10.1 to the Registrant’s September 30, 2002 Form 10-Q and incorporated herein by reference.)

10.21	Asset Purchase Agreement dated January 29, 2002 between Registrant and 1Mind Corporation. (Filed as exhibit 2.0 to the Registrant’s February 21, 2002 Form 8-K.)

10.22	Form of Warrant issued pursuant to 1mind Asset Purchase Agreement. (Filed as exhibit 2.1 to the Registrant’s December 3, 2002 Form 8-K/A.)

10.23	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC

10.24	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC

Exhibit No.	Description

21.1	Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent—Deloitte & Touche LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference to the same exhibit number.
**	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

2