Form 10-Q
period 2003-03-31
PEGASYSTEMS INC
filed 2003-04-29
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

(617) 374-9600

(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

There were 34,381,419 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 17, 2003.

PEGASYSTEMS INC. AND SUBSIDIARIES

PEGASYSTEMS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share-related amounts)

	March 31, 2003	December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$62,151	$57,393
Trade accounts receivable, net of allowance for doubtful accounts of $506 in 2003 and $507 in 2002	12,332	4,897
Short-term license installments	31,278	32,178
Short-term investments	5,539	5,303
Prepaid expenses and other current assets	779	790

Total current assets	112,079	100,561
Long-term license installments, net of unearned interest income	49,415	48,667
Long-term investments	—	750
Equipment and improvements, net of accumulated depreciation and amortization	1,340	1,727
Acquired technology, net of accumulated amortization	992	1,079
Other assets	225	196
Goodwill	3,246	3,246

Total assets	$167,297	$156,226

Liabilities and Stockholders’ Equity

Current liabilities
Accrued payroll related expenses	$5,670	$7,695
Accounts payable and accrued expenses	6,289	5,220
Deferred revenue	16,955	12,145

Total current liabilities	28,914	25,060
Other long-term liabilities	231	239

Total liabilities	29,145	25,299

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized; 34,381,319 shares and 34,291,389 shares issued and outstanding in 2003 and 2002, respectively	344	343
Additional paid-in capital	113,840	113,488
Stock warrants	374	374
Retained earnings	22,858	16,054
Accumulated other comprehensive income:
Net unrealized gain on investments available for sale	5	—
Foreign currency translation adjustments	731	668

Total stockholders’ equity	138,152	130,927

Total liabilities and stockholders’ equity	$167,297	$156,226

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenue
Software license	$16,198	$16,266
Services	9,427	7,945

Total revenue	25,625	24,211

Cost of revenue
Cost of software license	88	643
Cost of services	6,396	7,292

Total cost of revenue	6,484	7,935

Gross profit	19,141	16,276

Operating expenses
Research and development	4,760	5,750
Selling and marketing	5,534	5,729
General and administrative	2,510	2,409

Total operating expenses	12,804	13,888

Income from operations	6,337	2,388

Installment receivable interest income	1,200	1,258
Other interest income, net	206	143
Other expenses, net	(39)	(151)

Income before provision for income taxes	7,704	3,638
Provision for income taxes	900	200

Net income	$6,804	$3,438

Earnings per share
Basic	$0.20	$0.10

Diluted	$0.19	$0.10

Weighted average number of common and common equivalent shares outstanding
Basic	34,353	32,799

Diluted	35,039	34,739

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$6,804	$3,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474	1,184
Changes in operating assets and liabilities:
Trade and installment accounts receivable	(7,285)	3,044
Prepaid expenses and other current assets	7	1,325
Accounts payable and accrued expenses	(964)	(2,825)
Deferred revenue	4,809	2,287

Net cash provided by operating activities	3,845	8,453

Cash flows from investing activities
Purchase of investments	(2,257)	—
Maturing investments	2,771	—
Acquisition of 1mind	—	(573)
Purchase of equipment and improvements	(6)	(140)
Other long-term assets and liabilities	57	59

Net cash provided by (used in) investing activities	565	(654)

Cash flows from financing activities
Payments under capital lease obligation	—	(54)
Exercise of stock options	353	620

Net cash provided by financing activities	353	566

Effect of exchange rate on cash and cash equivalents	(5)	(42)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,758	8,323

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,393	33,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,151	$41,340

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2003

Note 1—Basis of presentation

The unaudited condensed consolidated financial statements of Pegasystems Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Note 2—Significant accounting policies

(a) Business

Pegasystems Inc. and subsidiaries develops, markets, licenses and supports software that enables transaction intensive organizations to manage a broad array of customer interactions. We also offer consulting, training, and maintenance and support services to facilitate the installation and use of our products.

(b) Management Estimates and Reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant assets and liabilities with reported amounts based on estimates include trade and installment accounts receivable, long term license installments, deferred income taxes and deferred revenue.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Pegasystems Inc. and its wholly owned subsidiaries, Pegasystems Limited (a United Kingdom company), Pegasystems Company (a Canadian company), Pegasystems Worldwide Inc. (a United States corporation), Pegasystems Pty Ltd. (an Australian company), Pegasystems Investment Inc. (a United States corporation) and Pegasystems Private Limited (a Singapore company). All intercompany accounts and transactions have been eliminated in consolidation.

(d) Foreign Currency Translation

The translation of assets and liabilities of our foreign subsidiaries is made at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected in accumulated other comprehensive income (loss). Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in other (expense) income, net, in the accompanying consolidated statements of operations.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Revenue Recognition

Our revenue is derived from two primary sources: software license fees and service fees. We offer both perpetual and term software licenses. Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue when the software is delivered, any acceptance required by contract is obtained, and no significant obligations or contingencies exist related to the software, other than maintenance support. Payments subject to refund are recognized in revenue as refund provisions lapse.

Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. The present value of future license payments is generally recognized as revenue upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements would be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized with the same present value approach, when the customer becomes committed to the new license terms and no significant obligations or contingencies exist related to the software, other than maintenance support.

In certain circumstances, such as when license fees are not fixed and determinable, some term licenses are accounted for on a subscription basis, where revenue is recognized as payments become due over the term of the license.

Our services revenue is comprised of fees for software implementation, consulting, maintenance and training services. Our software implementation and consulting agreements typically require us to provide services for a fixed fee or at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Until the fair value of the elements of a contract can be determined, the recognition of services revenue for fixed-price projects is limited to amounts equal to direct costs incurred, resulting in no gross profit. We do not have a reliable track record for accurately estimating the time and resources needed to complete fixed-price service projects. As a result, determination of the fair value of the elements of the contract has generally occurred late in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. If the fair values of the elements of a contract are then apparent, the remaining revenue and profit associated with the fixed-price services elements will be recognized when the project is completed. To the extent that a software license is included in the contract, any residual amounts remaining after revenue is allocated to the services elements are recorded as license revenues. All costs of services are expensed as incurred.

Software license customers are offered the option to enter into a maintenance contract, which usually requires the customer to pay a monthly maintenance fee over the term of the maintenance agreement, typically renewable annually. Prepaid maintenance fees are deferred and are recognized evenly over the term of the maintenance agreement. We generally recognize training fees revenue as the services are provided.

We reduce revenue for estimates of the fair values of potential concessions, such as disputed services, when revenue is initially recorded. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Cash and Cash Equivalents and Investments

	March 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term Investments
Corporate debt securities – Held-to-maturity investments	$3,284	$—	$(8)	$3,276
Corporate debt securities – Available-for-sale investments	2,250	5	—	2,255

	$5,534	$5	$(8)	$5,531

We consider securities with maturities of three months or less, when purchased, to be cash equivalents. Securities that we have the ability and intent to hold until maturity are carried at amortized cost, which approximates fair market value. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investment in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between investment categories.

(g) Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of short-term cash investments, trade accounts receivable and license installments receivable. We record long-term license installments in accordance with our revenue recognition policy, which results in long-term installment receivables from customers (due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings). We grant credit to customers who are located throughout the world. We perform credit evaluations of customers and generally do not request collateral from customers. Amounts due under long-term license installments are as follows:

License Installments
For the calendar year	(in thousands)
Remainder of 2003	$21,189
2004	24,423
2005	20,966
2006	15,551
2007	6,570
2008	1,089

89,788
Deferred license interest income	(9,095)

Total license installments receivable	$80,693

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Equipment and Improvements, Net of Accumulated Depreciation and Amortization

Equipment and improvements are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three years for equipment and five years for furniture and fixtures. Leasehold improvements and equipment under capital lease are amortized over the lesser of the life of the lease or the useful life of the asset. Repairs and maintenance costs are expensed as incurred.

(i) Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

(j) Research and Development and Software Costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date and, as a result, no internal costs were capitalized during the three months ended March 31, 2003 and 2002.

Amortization of capitalized software is included in cost of software license revenue. No amortization expense for internally developed capitalized software costs was charged to cost of software license revenue during the three months ended March 31, 2003 and 2002.

(k) Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share data)	Three months ended March 31,
	2003	2002
Basic
Net income	$6,804	$3,438

Weighted average common shares outstanding	34,353	32,799
Basic earnings per share	$0.20	$0.10

Diluted
Net income	$6,804	$3,438

Weighted average common shares outstanding	34,353	32,799
Effect of assumed exercise of stock options and warrants	686	1,940

Weighted average common shares outstanding, assuming dilution	35,039	34,739

Diluted earnings per share	$0.19	$0.10
Outstanding options and warrants excluded as impact would be anti-dilutive	4,622	4,362

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l) Segment Reporting

We currently operate in one operating segment – rules based business process management, or BPM, software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States. During the three months ended March 31, 2003 and 2002, we derived our operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States):

	Three months ended March 31,
(in $ thousands)	2003		2002
United States	$21,790	85%	$19,358	80%
United Kingdom	954	4%	3,646	15%
Europe	2,526	10%	898	4%
Other	355	1%	309	1%

	$25,625	100%	$24,211	100%

During the three months ended March 31, 2003, two customers represented 30% and 15% of our total revenue. During the three months ended March 31, 2002, one customer represented 40% of our total revenue.

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

Stock Options Summary

The following table presents combined activity for stock options for the three months ended March 31, 2003:

	March 31, 2003
	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding options at beginning of year	7,983	$7.79
Granted	121	3.81
Exercised	(90)	3.04
Canceled	(206)	10.14

Outstanding options at end of period	7,808	7.72

Exercisable options at end of period	5,499	7.88

Weighted average fair value of options granted during the period		$2.00

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.33 — 4.22	2,138	5.66	$ 2.74	1,658	$ 2.55
4.27 — 7.53	2,200	8.19	5.50	1,039	5.08
7.63 — 10.00	2,040	5.83	7.99	1,666	8.01
10.38 — 25.75	1,430	6.73	18.16	1,136	18.02

	7,808			5,499

The following are the pro forma net income and income per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

(in thousands, except per share amounts)	Three months ended March 31,
	2003	2002
Net income, as reported	$6,804	$3,438
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,668)	(1,929)

Pro forma net income	$5,136	$1,509

Earnings per share:
Basic—as reported	$0.20	$0.10
Basic—pro forma	$0.15	$0.05

Diluted—as reported	$0.19	$0.10
Diluted—pro forma	$0.15	$0.04

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2003	2002
Volatility	75%	77%
Expected option life-years from vest	1.0	1.0
Interest rate (risk free)	2.86%	2.78%
Dividends	None	None

The effects on three months ended March 31, 2003 and 2002 pro forma net income and net income per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n) Fair Value of Financial Instruments

The principal financial instruments held consist of cash and cash equivalents, investments, accounts receivable and payable, capital lease obligations and license installment receivables arising from license transactions. The carrying values of cash and cash equivalents, investments, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at March 31, 2003 and 2002.

(o) Intangible Assets and Goodwill

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is provided on a straight-line basis over the assets’ estimated useful lives. As of March 31, 2003, intangible assets consisted of technology acquired in a business combination with a carrying value of $1.0 million and accumulated amortization of $0.4 million. Amortization expense was $0.1 million for the three months ended March 31, 2003. We expect to recognize approximately $0.4 million of amortization expense yearly until the end of the asset’s useful life in January 2006.

Goodwill represents the residual purchase price given in the business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing the fair value to its carrying value.

(p)	Deferred Taxes

Deferred taxes are provided for differences in the bases of our assets and liabilities for book and tax purposes and loss carry forwards based on enacted rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Note 3—Valuation and qualifying accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These allowances are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.5 million at both March 31, 2003 and December 31, 2002. For the three months ended March 31, 2003 and 2002, no write-offs or provision for doubtful accounts were recorded.

Note 4—Comprehensive income

The components of comprehensive income are as follows:

(in thousands)	Three months ended March 31,
	2003	2002
Net income	$6,804	$3,438
Foreign currency translation adjustments, net of income taxes	63	(13)
Net unrealized gain on investments available for sale	5	—

Comprehensive income	$6,872	$3,425

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Subsequent event

On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation for initial consideration valued at $3.7 million, consisting of 569,949 shares of our common stock (155,760 shares of which were deposited into escrow to secure the indemnity obligations of 1mind’s equity holders relating to the transaction) and warrants to purchase for nominal consideration 83,092 shares of our common stock. In 2003, we have made a claim against all of the shares in escrow, which when returned to us, will result in a reduction to goodwill.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Total revenue for the three-month period ended March 31, 2003 (“the first quarter of 2003”) increased 6% from the three-month period ended March 31, 2002 (“the first quarter of 2002”) due to increased services revenue. The $1.5 million growth in services revenue was due to implementation projects associated with new customer installations. License revenue decreased to $16.2 million for the first quarter of 2003 from $16.3 million for the first quarter of 2002, as we were able to offset a $5.1 million decrease in revenue from First Data Resources (“FDR”) with revenue from the renewal and extended use by another large customer. While we have stepped up efforts to sign new customer license business in all of our target markets, the majority of our license revenue for the first quarter of 2003 was from existing customers who chose to renew, add on to, or extend their use of our software. Services revenue increased to $9.4 million for the first quarter of 2003 from $7.9 million for the first quarter of 2002 due largely to an increase in new customer license signings for which implementation is not yet complete and license revenue has not yet been recognized. Net income of $6.8 million for the first quarter of 2003 nearly doubled from the first quarter of 2002, mainly because service margins improved $2.4 million and because of cost containment efforts. We generated $3.8 million in positive cash flow from operations during the first quarter of 2003, and ended the period with $67.7 million in cash and marketable debt securities and $80.7 million in combined short and long-term license installments receivables. Total cash and cash equivalents increased to $62.2 million at March 31, 2003, up 8% from December 31, 2002 and up 50% from March 31, 2002.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue

Our total revenue for the first quarter of 2003 increased 6% to $25.6 million from $24.2 million for the first quarter of 2002. The increase was due to a $1.5 million increase in services revenue. The following table summarizes our revenue composition:

(in millions)	Three months ended March 31,
	2003	2002
License revenue
Term license renewals, extensions and additions	$11.1	$4.8
Perpetual and subscription licenses	5.1	11.5

Total license revenue	16.2	16.3

Services revenue
Implementation, consulting and training services	6.8	5.7
Maintenance	2.6	2.2

Total services revenue	9.4	7.9

Total revenue	$25.6	$24.2

Software license revenue for the first quarter of 2003 decreased to $16.2 million from $16.3 million for the first quarter of 2002. The decrease in total license revenue was the result of a $6.4 million decrease in perpetual and subscription licenses and a $6.3 million increase in term license renewals, extensions and additions.

The $6.3 million increase in term license renewals, extensions and additions was primarily due to one large financial institution renewing and extending its use of Pegasystems software, representing 30% of total revenue in the first quarter of 2003. Discount rates used to recognize term license revenue vary directly with market interest rates. The discount rates used to recognize term license revenue reflect the estimated borrowing rates of our customers, and averaged 3.25% in the first quarter of 2003. Decreases in the average discount rate resulted in an increase in license revenue of approximately $1.0 million for first quarter 2003 versus the first quarter of 2002. If interest rates increase and in turn the discount rates we use to recognize term license revenue increase, we would defer as installment receivable interest a greater portion of the revenue from such arrangements and recognized license revenue would decrease by the same amount.

The $6.4 million decrease in perpetual and subscription licenses was primarily due to a $5.1 million reduction in revenue from the restructuring of the First Data Resources (“FDR”) arrangement. Under the terms of the FDR perpetual license agreement entered into during the first quarter of 2002, FDR is required to make monthly payments through December 2003. These payments total $3.54 million in each of the four quarters of 2003. We recognize revenue under the FDR agreement as earned, which is three months in advance of receipt of payments, because while FDR has the contractual right to terminate the agreement, FDR is required to provide us with at least three months advance notice. As a result, as the cancellation rights expire, amounts payable over the subsequent three months are no longer forfeitable and are due in full on scheduled payment dates. We recognized $3.54 million in revenue from the FDR perpetual license in the first quarter of 2003 and expect to recognize as revenue the same amount from that license in each of the second and third quarters of 2003.

The following table summarizes the revenue we have recognized under the FDR perpetual license and the prior agreements with FDR:

(in millions)	Three months nded March 31,
	2003	2002
Perpetual and subscription licenses	$3.5	$8.6
Maintenance	0.2	1.0

Total revenue	$3.8	$9.6

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

Services revenue for the first quarter of 2003 increased 19% to $9.4 million from $7.9 million for the first quarter of 2002. Implementation, consulting and training services increased 21% to $6.8 million from $5.7 million for the first quarter of 2002, primarily due to implementation projects associated with new customer installations which are not yet complete and for which license revenue has not yet been recognized. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Maintenance services revenue for the first quarter of 2003 increased 13% to $2.6 million from $2.2 million for the first quarter of 2002. The increase in maintenance revenue was due to a larger installed base of software.

Deferred revenue at March 31, 2003, consisted primarily of billed fees from arrangements, for which acceptance of the software license or service milestone had not occurred, the unearned portion of services revenue and advance payment of maintenance fees. Deferred revenue balances increased to $17.0 million as of March 31, 2003, from $12.1 million as of December 31, 2002. The increase was primarily due to advance payment of maintenance and software license fees, and an increase in the unearned portion of services revenue related to new software implementations.

International revenues were 15% of total consolidated revenues for the first three months of 2003 and 20% for the first three months of 2002. Our international revenues may fluctuate in the future because such revenues are generally dependent upon a small number of product acceptances by our customers during a given period. Historically, most of our contracts have been denominated in U.S. dollars. We expect, however, that in the future due to competition from vendors who will do business in foreign currencies, more of our contracts may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Cost of revenue

Costs of software license includes the amortization associated with purchased software under an agreement with FDR and the amortization of technology we purchased in connection with a business acquisition in 2002. The amortization related to the FDR asset was completed in the fourth quarter of 2002. Cost of software license revenue for the first quarter of 2003 decreased 86% to $0.1 million from $0.6 million for the first quarter of 2002. As a percentage of software license revenue, cost of software license revenue decreased to 1% for the first quarter of 2003 from 4% for the first quarter of 2002. The decreases resulted from the final amortization of the FDR asset in the fourth quarter of 2002.

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the first quarter of 2003 decreased 12% to $6.4 million from $7.3 million for the first quarter of 2002, primarily due to reduced staff. Cost of services as a percentage of services revenue decreased to 68% for the first quarter of 2003 from 92% for the first quarter of 2002. The percentage decrease was due to increased consulting services revenue coupled with reduced staff costs. Service gross margin was $3.0 million for the first quarter of 2003, as compared to $0.7 million gross margin for the first quarter of 2002.

Operating expenses

Research and development expenses for the first quarter of 2003 decreased 17% to $4.8 million from $5.8 million for the first quarter of 2002. As a percentage of total revenue, research and development expenses decreased to 19% for the first quarter of 2003 compared to 24% for the first quarter of 2002. The decrease in spending was primarily due to reduced staff and related expenses. We expect that research and development investments will drive an increase in expenses for the balance of 2003.

Selling and marketing expenses for the first quarter of 2003 decreased 3% to $5.5 million from $5.7 million for the first quarter of 2002. The decrease was due to a reduction of sales commissions and incentives, partially offset by increases in marketing and sales programs and increased marketing staff related costs. As a percentage of total revenue, selling and marketing expenses decreased to 22% for the first quarter of 2003 from 24% for the first quarter of 2002 primarily due to increased revenue in 2003. We expect that selling and marketing investments will drive an increase in expenses for the balance of 2003.

General and administrative expenses for the first quarter of 2003 increased 4% to $2.5 million from $2.4 million for the first quarter of 2002 due to increased incentive compensation accruals and increased professional services including internal audit, related to corporate governance activities to meet the requirements under Sarbanes-Oxley. As a percentage of total revenue, general and administrative expenses were 10% for both periods.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all license fees under term software license agreements that is attributable to the time value of money, decreased 5% in the first quarter of 2003 to $1.2 million from $1.3 million for the first quarter of 2002. The decrease was due to a lower average discount rate for our portfolio of term software licenses. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 8.0% during the past few years.

Other interest income, net

Other interest income, net increased 44% to $0.2 million for the first quarter of 2003 from $0.1 million for the first quarter of 2002. The increase was due primarily to increased cash and investment balances.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange losses and reseller development funds received from third-party vendors of computer hardware products, was a $39 thousand expense for the first quarter of 2003 versus a $151 thousand expense for the first quarter of 2002. The decrease was due to reduced currency exchange losses.

Income before provision for income taxes

Income before provision for income taxes increased 112% to $7.7 million for the first quarter of 2003 from $3.6 million for the first quarter of 2002. This $4.1 million improvement was due to a $2.4 million improvement in services gross margin from increased revenues and reduced costs, a $1.1 million reduction in operating expenses and a $0.6 million reduction in cost of license.

Provision for income taxes

The provision for income taxes for the first quarter of 2003 was $0.9 million compared to $0.2 million for the first quarter of 2002. The 2002 tax provision was related to the profitability of our foreign operations. The 2003 tax provision related to current year profitability of our U.S. and foreign operations. Minimal provisions for U.S. income taxes have been made due to the availability of loss carry forwards to offset current period taxable income. The increase in provision is due to our expectation that the valuation allowance related to our loss carry forwards will be consumed during 2003, resulting in an increased effective tax rate.

Liquidity and Capital Resources

We have funded our operations primarily from cash flow from operations and the proceeds of our public stock offerings. At March 31, 2003, we had cash and cash equivalents of $62.2 million, investments of $5.5 million and working capital of $83.2 million.

Net cash provided by operations for the first three months of 2003 was $3.8 million compared with $8.5 million for the first three months of 2002. The net cash provided by operations for the first three months of 2003 resulted from net income of $6.8 million. Trade and installment account receivables increased by $7.3 million due primarily to the renewal of a single term license near the end of the quarter. This was partially offset by increases in deferred revenues of $4.8 million due primarily to annual maintenance and license transactions for which the earnings process is not yet complete.

Net cash from investing activities for the first three months of 2003 was $0.6 million primarily due to maturing investments acquired during 2002. This compares with ($0.7) million used in 2002 primarily for the acquisition of 1mind.

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

Net cash provided by financing activities for the first three months of 2003 was $0.4 million compared with $0.6 million in the first three months of 2002. The decrease was primarily due to lower proceeds from employee stock option exercises.

We believe that current cash, cash equivalents, and cash flow from ongoing operations will be sufficient to fund our operations for the coming year. Material risks to additional cash flow from operations include declines in services revenue and delayed or reduced cash payments accompanying sales of new licenses. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as we require.

We lease certain equipment and office space under non-cancelable operating leases with various extension dates through 2013. Rent expense under operating leases is recognized on a straight-line basis. Future minimum rental payments required under operating leases with non-cancelable terms in excess of one year at March 31, 2003 are as follows:

Operating Lease Payments
For the calendar year	(in thousands)
Remainder of 2003	$2,774
2004	3,558
2005	3,395
2006	3,022
2007	3,070
2008 and thereafter	18,702

$34,521

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt over the next six years in connection with our existing term license agreements:

License Installments
For the calendar year	(in thousands)
Remainder of 2003	$21,189
2004	24,423
2005	20,966
2006	15,551
2007	6,570
2008	1,089

89,788

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

Revenue Recognition

Our revenue is derived from two primary sources: software license fees and service fees. We offer both perpetual and term software licenses. Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue when the software is delivered, any acceptance required by contract is obtained, and no significant obligations or contingencies exist related to the software, other than maintenance support. Payments subject to refund are recognized in revenue as refund provisions lapse.

Term software license fees are generally payable on a monthly basis under term license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. The present value of future license payments is generally recognized as revenue upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements would be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized with the same present value approach, when the customer becomes committed to the new license terms and no significant obligations or contingencies exist related to the software, other than maintenance support.

In certain circumstances, such as when license fees are not fixed and determinable, some term licenses are accounted for on a subscription basis, where revenue is recognized as payments become due over the term of the license.

Our services revenue is comprised of fees for software implementation, consulting, maintenance, and training services. Our software implementation and consulting agreements typically require us to provide services for a fixed fee or at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Until the fair value of the elements of a contract can be determined, the recognition of services revenue for fixed-price projects is limited to amounts equal to direct costs incurred, resulting in no gross profit. We do not have a reliable track record for accurately estimating the time and resources needed to complete fixed price service projects. As a result, determination of the fair value of the elements of the contract has generally occurred late in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. If the fair values of the elements of a contract are then apparent, the remaining revenue and profit associated with the fixed price services elements will be recognized when the project is completed. To the extent that a software license is included in the contract, any residual amounts remaining after revenue is allocated to the services elements are recorded as license revenues. All costs of services are expensed as incurred.

Software license customers are offered the option to enter into a maintenance contract, which usually requires the customer to pay a monthly maintenance fee over the term of the maintenance agreement, typically renewable annually. Prepaid maintenance fees are deferred and are recognized evenly over the term of the maintenance agreement. We generally recognize training fees revenue as the services are provided.

We reduce revenue for estimates of the fair values of potential concessions, such as disputed services, when revenue is initially recorded. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts using estimates that we make based on factors we believe appropriate such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If we used different assumptions, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2003, we had net deferred tax assets of $6.5 million primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We have provided a valuation allowance equal to net deferred tax assets based on an assessment of the likelihood of realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. Based on our current projections and our expectation that the valuation allowance related to our loss carry forwards will be consumed during 2003, we expect our provision for income taxes in 2004 to reflect an effective tax rate significantly higher than earlier periods. We have not yet reversed the valuation allowance related to our loss carry forwards because the projected results of our business are subject to significant fluctuations. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in either a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Significant customers

First Data Resources accounted for 15% and 40% of our total consolidated revenue for the three months ended March 31, 2003 and 2002, respectively. A second customer accounted for 30% of total revenue for the three months ended March 31, 2003.

Forward-Looking Statements

This Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors That May Affect Future Results

We are having difficulty closing license transactions with new customers.    Due in large part, we believe, to continued weakness in spending by our target customers, license transactions with new customers have decreased significantly since the latter part of 2001. License revenue from new customers was 5% of total license revenue in the first quarter of 2003. We believe that obtaining new license customers will continue to be a challenge at least in the near term. The decrease in license contracts with new customers has adversely impacted and may continue to adversely impact our services business because we derive a substantial portion of our services revenue from implementation of software licensed by new customers. We have been dependent on FDR for a significant portion of our revenue during the past few years. With the perpetual license entered into with FDR in 2002, FDR is not likely to represent as large a portion of our revenues after 2003, therefore we are more dependent on license transactions with new customers.

The timing of license revenues is related to the completion of implementation services and product acceptance by the customer, the timing of which has been difficult to predict accurately.    Quarterly results have fluctuated and are likely to continue to fluctuate significantly. There can be no assurance that we will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts’ expectations. Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed payments due during the term. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to twelve months but in some cases significantly longer. We are currently in the process of introducing new product technology and making material changes to our existing products. This may result in even lengthier sales and implementation cycles which may adversely affect our financial performance. In addition, we are more focused on closing larger but fewer license transactions than in the past. This may increase the volatility in our quarterly operating results. Risks over which we have little or no control, including customers’ budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes dictated by customers may delay product implementation and revenue recognition.

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

We rely on certain third-party relationships.    We have a number of relationships with third parties that are significant to sales, marketing and support activities, and product development efforts. We rely on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen our products through the use of industry-standard tools and utilities. We also have relationships with third parties that distribute our products. In particular, we benefit from our non-exclusive relationship with First Data Resources for the distribution of products to the credit card market and with PFPC Inc. for distribution of products to the mutual fund market. FDR can sell applications based on our software to their credit card customers who have less than an agreed number of active credit card accounts as identified in the perpetual license agreements, without paying an additional fee to us. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with ours in the future or will not otherwise end their relationships with or support of us.

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

We derived approximately 15% of our total revenue for the quarter ending March 31, 2003 from sales to customers based outside of the United States. Certain of our international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although our sales denominated in foreign currencies for the quarter ending March 31, 2003 historically have not been material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to us on the sale of our products in such foreign currencies.

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

Item 4.    Controls and Procedures

(a) Disclosure controls and procedures.    Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Alan Trefler, the Company’s Chairman and Chief Executive Officer, and Christopher Sullivan, its Treasurer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Trefler and Sullivan concluded that, as of the date of their evaluation, the Company’s disclosure controls were effective.

(b) Internal controls.    Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal accounting controls or in other factors that could significantly affect those controls.

Part II—Other Information:

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

      99.1 Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer

(b) Reports on Form 8-K:

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: April 28, 2003	By:	/s/ Alan Trefler
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Christopher Sullivan
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

CERTIFICATION

I, Alan Trefler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pegasystems Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

/s/ Alan Trefler

Chairman and Chief Executive Officer

(principal executive officer)

CERTIFICATION

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

/s/ Christopher Sullivan

Senior Vice President, Chief Financial Officer and Treasurer

(principal financial and accounting officer)