Form 10-Q
period 2003-06-30
PEGASYSTEMS INC
filed 2003-07-28
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly	Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number: 1-11859

PEGASYSTEMS INC.

(Exact name of Registrant as specified in its charter)

Massachusetts	04-2787865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Main Street Cambridge, MA	02142-1590
(Address of principal executive offices)	(zip code)

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

Yes     ☒     No    ☐

There were 34,442,373 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 18, 2003.

PEGASYSTEMS INC.

PEGASYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share-related amounts)

	June 30, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$70,125	$57,393
Trade accounts receivable, net of allowance for doubtful accounts of $417 in 2003 and $507 in 2002	6,198	4,897
Short-term license installments	33,838	32,178
Short-term investments	4,874	5,303
Prepaid expenses and other current assets	544	790

Total current assets	115,579	100,561

Long-term license installments, net of unearned interest income	55,017	48,667
Long-term investments	—	750
Equipment and improvements, net of accumulated depreciation and amortization	1,127	1,727
Acquired technology, net of accumulated amortization	904	1,079
Other assets	227	196
Goodwill	2,346	3,246

Total assets	$175,200	$156,226

Liabilities and Stockholders’ Equity
Current liabilities
Accrued payroll related expenses	$6,434	$7,695
Accounts payable and accrued expenses	8,168	5,220
Deferred revenue	17,367	12,145

Total current liabilities	31,969	25,060

Deferred income taxes	1,100	—
Other long-term liabilities	232	239

Total liabilities	33,301	25,299

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized; 34,356,188 shares and 34,291,389 shares issued and outstanding in 2003 and 2002, respectively	344	343
Additional paid-in capital	113,507	113,488
Stock warrants	374	374
Retained earnings	26,776	16,054
Accumulated other comprehensive income:
Net unrealized gain on investments available for sale	5	—
Foreign currency translation adjustments	893	668

Total stockholders’ equity	141,899	130,927

Total liabilities and stockholders’ equity	$175,200	$156,226

See notes to condensed consolidated financial statements.

PEGASYSTEMS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share-related amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue
Software license	$15,937	$19,105	$32,134	$35,371
Services	9,550	7,562	18,977	15,507

Total revenue	25,487	26,667	51,111	50,878

Cost of revenue
Cost of software license	88	673	175	1,316
Cost of services	6,525	7,601	12,921	14,893

Total cost of revenue	6,613	8,274	13,096	16,209

Gross profit	18,874	18,393	38,015	34,669

Operating expenses
Research and development	5,438	5,604	10,198	11,354
Selling and marketing	6,379	5,979	11,912	11,708
General and administrative	2,879	3,103	5,389	5,512

Total operating expenses	14,696	14,686	27,499	28,574

Income from operations	4,178	3,707	10,516	6,095

Installment receivable interest income	1,350	1,258	2,550	2,516
Other interest income, net	130	180	335	323
Other income (expense), net	260	(292)	221	(443)

Income before provision for income taxes	5,918	4,853	13,622	8,491
Provision for income taxes	2,000	250	2,900	450

Net income	$3,918	$4,603	$10,722	$8,041

Earnings per share
Basic	$0.11	$0.14	$0.31	$0.24

Diluted	$0.11	$0.13	$0.30	$0.22

Weighted average number of common and common equivalent shares outstanding
Basic	34,337	33,738	34,345	33,442

Diluted	35,516	36,819	35,261	35,900

See notes to condensed consolidated financial statements.

PEGASYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share-related amounts)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$10,722	$8,041
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option income tax benefits	252	—
Deferred income tax	1,100	—
Depreciation and amortization	860	2,504
Reduction in provision for doubtful accounts receivable	(90)	—
Changes in operating assets and liabilities:
Trade and installment accounts receivable	(9,222)	(1,208)
Prepaid expenses and other current assets	258	1,650
Accounts payable and accrued expenses	1,537	(946)
Deferred revenue	5,222	2,798

Net cash provided by operating activities	10,639	12,839

Cash flows from investing activities
Purchase of investments	(3,620)	—
Maturing investments	4,799	—
Acquisition of 1mind	—	(573)
Purchase of equipment and improvements	(84)	(291)
Other long-term assets and liabilities	(20)	(3)

Net cash provided by (used in) investing activities	1,075	(867)

Cash flows from financing activities
Payments under capital lease obligation	—	(81)
Proceeds from sale of stock under Employee Stock Purchase Plan	253	177
Exercise of stock options	419	3,631

Net cash provided by financing activities	672	3,727

Effect of exchange rate on cash and cash equivalents	346	304

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,732	16,003

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,393	33,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,125	$49,020

See notes to condensed consolidated financial statements.

PEGASYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

Note 1—Basis of presentation

The unaudited condensed consolidated financial statements of Pegasystems Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Note 2—Significant accounting policies

(a) Business

We develop, market, license and support software that enables transaction intensive organizations to manage a broad array of business processes. We also offer consulting, training and maintenance support services to facilitate the installation and use of our products.

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

(d) Foreign currency translation

The translation of assets and liabilities of our foreign subsidiaries is made at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected in accumulated other comprehensive income. Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in other income (expense), net, in the accompanying condensed consolidated statements of operations.

PEGASYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. The present value of future license payments is generally recognized as revenue upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the remaining license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements would be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized with the same present value approach, when the customer becomes committed to the new license terms and no significant obligations or contingencies exist related to the software, other than maintenance support.

In certain circumstances, such as when license fees are not fixed and determinable, some term licenses are accounted for on a subscription basis, where revenue is recognized as payments become due over the term of the license.

Our services revenue is comprised of fees for software implementation, consulting, maintenance and training services. Our software implementation and consulting agreements typically require us to provide services for a fixed fee or at an hourly rate. Revenues for time and material projects are recognized as fees are billed. Until the fair value of the elements of a contract can be determined, the recognition of services revenue for fixed-price projects is limited to amounts equal to direct costs incurred, resulting in no gross profit. We do not have a reliable track record for accurately estimating the time and resources needed to complete fixed-price service projects. As a result, determination of the fair values of the elements of the contract has generally occurred late in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. If the fair values of the elements of a contract are then apparent, the remaining revenue and profit associated with the fixed-price services elements will be recognized when the project is completed. To the extent that a software license is included in the contract, any residual amounts remaining after revenue is allocated to the services elements are recorded as license revenues. All costs of services are expensed as incurred.

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

PEGASYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2003, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(f) Cash and cash equivalents and investments

	June 30, 2003
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term Investments
Corporate debt securities – Held-to-maturity investments	$2,518	$3	$—	$2,521
Corporate debt securities – Available-for-sale investments	2,351	5	—	2,356

	$4,869	$8	$—	$4,877

	December 31, 2002
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term Investments
Corporate debt securities – Held-to-maturity investments	$6,053	$3	$—	$6,056
Corporate debt securities – Available-for-sale investments	—	—	—	—

	$6,053	$3	$—	$6,056

We consider securities with maturities of three months or less, when purchased, to be cash equivalents. Securities that we have the ability and intent to hold until maturity are carried at amortized cost, which approximates fair value. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between investment categories. As of June 30, 2003, remaining maturities of marketable debt securities ranged from June 2003 to February 2005. As of December 31, 2002, remaining maturities of marketable debt securities ranged from January 2003 to January 2004, respectively. We hold $1.2 million of restricted cash, invested in money market funds, as collateral for a letter of credit in accordance with an office lease arrangement. As of June 30, 2003, this balance was classified as a cash and cash equivalent.

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

PEGASYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License Installments
For the calendar year	(in thousands)
Remainder of 2003	$16,619
2004	27,532
2005	23,653
2006	18,616
2007	8,836
2008 and thereafter	1,972

97,228
Deferred license interest income	(8,373)

Total license installments receivable, net	$88,855

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

(j) Research and development and software costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date and, as a result, no internal costs were capitalized during the three and six months ended June 30, 2003 and 2002.

Amortization of capitalized software is included in the cost of software license. No amortization expense for internally developed capitalized software costs was charged to cost of software license revenue during the three and six months ended June 30, 2003 and 2002.

(k) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

PEGASYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic
Net income	$3,918	$4,603	$10,722	$8,041

Weighted average common shares outstanding	34,337	33,738	34,345	33,442
Basic earnings per share	$0.11	$0.14	$0.31	$0.24

Diluted
Net income	$3,918	$4,603	$10,722	$8,041

Weighted average common shares outstanding	34,337	33,738	34,345	33,442
Effect of assumed exercise of stock options and warrants	1,179	3,081	916	2,458

Weighted average common shares outstanding, assuming dilution	35,516	36,819	35,261	35,900

Diluted earnings per share	$0.11	$0.13	$0.30	$0.22
Outstanding options excluded as impact would be anti-dilutive	4,181	2,025	4,429	4,128

(l) Segment reporting

We currently operate in one operating segment – rules based business process management, or BPM, software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States. During the three and six months ended June 30, 2003 and 2002, we derived our operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States):

	Three months ended June 30,				Six months ended June 30,
(in $ thousands)	2003		2002		2003		2002
United States	$21,571	85%	$21,224	80%	$43,360	85%	$40,582	80%
United Kingdom	2,049	8%	4,232	16%	3,003	6%	7,878	15%
Europe	1,680	6%	258	1%	4,206	8%	1,156	2%
Other	187	1%	953	3%	542	1%	1,262	3%

	$25,487	100%	$26,667	100%	$51,111	100%	$50,878	100%

During the three months ended June 30, 2003, two customers represented 27% and 15% of our total revenue. During the three months ended June 30, 2002, one customer represented 23% of our total revenue. During the six months ended June 30, 2003, two customers accounted for approximately 28% and 15% of our total revenue. During the six months ended June 30, 2002, one customer accounted for approximately 31% of our total revenue.

(m) Stock options

We periodically grant stock options for a fixed number of shares to employees, directors and non-employee contactors with an exercise price equal to the fair market value of the shares at the date of the grant. We account for stock option grants to employees and directors using the intrinsic value method and intend to continue to do so. Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant.

Stock options granted to non-employee contractors are accounted for using the fair value method. Under the fair value method, compensation associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date of non-employee awards is generally the date performance of services is complete.

PEGASYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options summary

The following table presents combined activity for stock options for the three months ended March 31, 2003 and June 30, 2003:

Three months ended:	March 31, 2003		June 30, 2003
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding options at beginning of period	7,983	$7.79	7,808	$7.72
Granted	121	3.81	1,495	4.15
Exercised	(90)	3.04	(109)	1.34
Canceled	(206)	10.14	(67)	6.81

Outstanding options at end of period	7,808	7.72	9,127	7.21

Exercisable options at end of period	5,499	7.88	5,821	7.99
Weighted average fair value of options granted during the period	$2.00		$2.29

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.33 — 4.11	2,650	7.69	$3.09	876	$1.38
4.13 — 6.68	2,461	7.15	4.62	1,843	4.56
6.69 — 10.00	2,589	6.28	7.86	1,894	7.95
10.38 — 25.75	1,427	6.48	18.17	1,208	18.06

	9,127			5,821

The following are the pro forma net income and income per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$3,918	$4,603	$10,722	$8,041
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,841)	(1,923)	(3,509)	(3,852)

Pro forma net income	$2,077	$2,680	$7,213	$4,189

Earnings per share:
Basic—as reported	$0.11	$0.14	$0.31	$0.24
Basic—pro forma	$0.06	$0.08	$0.21	$0.13

Diluted—as reported	$0.11	$0.13	$0.30	$0.22
Diluted—pro forma	$0.06	$0.07	$0.20	$0.12

PEGASYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Volatility	75-80%	77%
Expected option life-years from vest	1.0	1.0
Interest rate (risk free)	2.06-2.86%	2.78%
Dividends	None	None

The effects on three and six months ended June 30, 2003 and 2002 pro forma net income and net income per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

(n) Fair value of financial instruments

The principal financial instruments held consist of cash and cash equivalents, investments, accounts receivable and payable, capital lease obligations and license installment receivables arising from license transactions. The carrying values of cash and cash equivalents, investments, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at June 30, 2003 and 2002.

(o) Intangible assets and goodwill

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is provided on a straight-line basis over the assets’ estimated useful lives. As of June 30, 2003, intangible assets consisted of technology acquired in a business combination with a carrying value of $0.9 million and accumulated amortization of $0.5 million. Amortization expense was $0.1 and $0.2 million for the three and six months ended June 30, 2003. We expect to recognize approximately $0.4 million of amortization expense yearly until the end of the asset’s useful life in January 2006.

Goodwill represents the residual purchase price given in the business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing the fair value to its carrying value. During the first quarter of 2003, we made a claim against all of the 155,760 common shares in escrow from the acquisition of 1mind. In April 2003, the shares were subsequently retired and cancelled. This resulted in a $0.9 million reduction of goodwill and additional paid in capital.

(p) Deferred taxes

Deferred taxes are provided for differences in the bases of our assets and liabilities for book and tax purposes and loss carry forwards based on tax rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that some portion of the deferred tax assets will not be realized.

(q) Common stock and additional paid-in capital

On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation for initial consideration valued at $3.7 million, consisting of 569,949 shares of our common stock (155,760 shares of which were deposited into escrow to secure the indemnity obligations of 1mind’s equity holders relating to the transaction) and warrants to purchase for nominal consideration 83,092 shares of our common stock. During the first quarter of 2003, we made a claim against all of the shares in escrow. In April 2003, the shares were subsequently retired and cancelled. This resulted in a $0.9 million reduction of goodwill and additional paid in capital.

PEGASYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Valuation and qualifying accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These allowances are adjusted periodically to reflect changes in facts and circumstances. The following is a roll forward of the allowance for doubtful accounts:

Description	Balance At January 1, 2003	Additions (deductions) charged to costs and expenses	Foreign Exchange Gain	Write- offs	Balance at June 30, 2003
	(in thousands)
Allowance for doubtful accounts:
Period ended June 30, 2003	$507	(91)	1	—	$417

Note 4—Comprehensive income

The components of comprehensive income are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$3,918	$4,603	$10,722	$8,041
Foreign currency translation adjustments, net of income taxes	162	652	225	640
Net unrealized gain on investments available for sale	—	—	5	—

Comprehensive income	$4,080	$5,255	$10,952	$8,681

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Total revenue decreased to $25.5 million in the second quarter of 2003 from $26.7 million in the second quarter of 2002 due to a decrease in license revenue, which was partially offset by an increase in services revenue. While we have succeeded in signing more new customer license business in the first half of 2003 than in the first half of 2002, substantially all of our license revenue in the second quarter of 2003 was from existing customers who chose to renew, add on to, or extend their use of our software. The increase in services revenue in the second quarter was primarily due to implementation projects associated with recent new customer license signings. Most of those implementation projects are not yet complete and therefore the associated license revenue has not yet been recognized. Profit before taxes, increased to $5.9 million in the second quarter of 2003 from $4.9 million in the second quarter of 2002 primarily due to an improvement in service margins. However, net income for the second quarter of 2003 decreased to $3.9 million from $4.6 million for the second quarter of 2002 because of increased provision for income taxes. We generated $12.7 million in positive cash flow during the first half of 2003, and ended the period with $75.0 million in cash and marketable debt securities and $88.9 million in combined short and long-term license installment receivables.

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Revenue

Our total revenue for the second quarter of 2003 decreased 4% to $25.5 million from $26.7 million for the second quarter of 2002. The decrease was due to a $3.2 million decrease in license revenue, partially offset by a $2.0 million increase in services revenue. Our total revenue for the first half of 2003 increased slightly to $51.1 million from $50.9 million for the first half of 2002. The increase was due to a $3.5 million increase in services revenue, partially offset by a $3.2 million decrease in license revenue. The following table summarizes our revenue composition:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
License revenue
Term license renewals, extensions and additions	$11.3	$11.8	$22.4	$16.5
Perpetual and subscription licenses	4.6	7.3	9.7	18.9

Total license revenue	15.9	19.1	32.1	35.4

Services revenue
Implementation, consulting and training services	7.0	5.4	13.8	11.1
Maintenance	2.6	2.2	5.2	4.4

Total services revenue	9.6	7.6	19.0	15.5

Total revenue	$25.5	$26.7	$51.1	$50.9

Software license revenue for the second quarter of 2003 decreased to $15.9 million from $19.1 million for the second quarter of 2002 due to a $2.7 million decrease in perpetual and subscription licenses and a $0.5 million decrease in term license renewals, extensions and additions. Software license revenue for the first half of 2003 decreased to $32.1 million from $35.4 million for the first half of 2002. The decrease in total license revenue for the first half was the result of a $9.2 million decrease in perpetual and subscription licenses, partially offset by a $5.9 million increase in term license renewals, extensions and additions.

The decrease in perpetual and subscription licenses of $2.7 million for the second quarter and $9.2 million for the first half of 2003 was primarily due to a reduction in revenue from First Data Resources (“FDR”.) Under the terms of the perpetual license agreement entered into during the second quarter of 2002, when we restructured our arrangement with FDR, FDR is required to make monthly payments through December 2003. These payments total

$3.54 million in each of the four quarters of 2003. We recognize revenue under the FDR agreement as earned, which is three months in advance of receipt of payments, because while FDR has the contractual right to terminate the agreement, FDR is required to provide us with at least three months advance notice. As a result, as the cancellation rights expire, amounts payable over the subsequent three months are no longer forfeitable and are due in full on scheduled payment dates. We recognized $3.54 million in revenue from the FDR perpetual license in the second quarter of 2003 and expect to recognize as revenue the same amount from that license in the third quarter of 2003.

The following table summarizes the revenue we have recognized under the FDR perpetual license and the prior agreements with FDR:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Perpetual and subscription licenses	$3.5	$5.9	$7.1	$14.5
Maintenance	0.2	0.2	0.5	1.2

Total revenue	$3.7	$6.1	$7.6	$15.7

Term license revenue in the first half of 2003 reflects two units of one large financial institution renewing and extending their use of Pegasystems software, representing 28% of total revenue in the first half of 2003. Discount rates used to recognize term license revenue vary directly with market interest rates. The discount rates used to recognize term license revenue reflect the estimated borrowing rates of our customers, and averaged 3.25% in the second quarter of 2003. Decreases in the average discount rate resulted in an increase in license revenue of approximately $0.3 million for second quarter 2003 and approximately $1.2 million for the first half of 2003 versus rates used in the comparable periods of 2002. If interest rates increase and in turn the discount rates we use to recognize term license revenue increase, we would defer as installment receivable interest a greater portion of the revenue from such arrangements and recognized license revenue would decrease by the same amount.

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

Services revenue for the second quarter of 2003 increased 26% to $9.6 million from $7.6 million for the second quarter of 2002. Implementation, consulting and training services increased 29% to $7.0 million from $5.4 million for the second quarter of 2002. Services revenue for the first half of 2003 increased 22% to $19.0 million from $15.5 million for the first half of 2002. Implementation, consulting and training services increased 25% to $13.8 million from $11.1 million for the first half of 2002. Such increases were primarily due to implementation projects associated with recent new customer signings. Most of those implementation projects are not yet complete and therefore the associated license revenue has not yet been recognized. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Going forward, as we continue to complement our direct selling and support efforts with those of our alliance partners, we do not expect to sustain these rates of services revenue growth. Maintenance revenue for the first half of 2003 increased 16% to $5.2 million from $4.4 million in for the first half of 2002 due primarily to the larger installed base of our software.

Deferred revenue at June 30, 2003 consisted primarily of billed fees from arrangements for which acceptance of the software license or service milestone had not occurred, the unearned portion of services revenue and advance payment of maintenance fees. Deferred revenue balances increased to $17.4 million as of June 30, 2003 from $12.1 million as of December 31, 2002. The increase was primarily due to advance payment of software license and maintenance fees, and an increase in the unearned portion of services revenue related to new software implementations.

International revenues were 15% of total consolidated revenues for the second quarter of 2003 and 20% for the second quarter of 2002. International revenues were 15% of total consolidated revenues for the first half of 2003 and 20% for the first half of 2002. Our international revenues may fluctuate in the future because such revenues are generally dependent upon a small number of product acceptances by our customers during a given period. Historically, most of our contracts have been denominated in U.S. dollars. We expect, however, that in the future due to competition from vendors who will do business in foreign currencies, more of our contracts may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Cost of revenue

Cost of software license includes the amortization associated with acquired technology. Cost of software license of $0.2 million for the first half of 2003 consisted of the amortization of technology acquired from 1mind. Cost of software license of $1.3 million for the first half of 2002, primarily included the amortization of purchased software under an agreement with FDR, which was fully amortized in the fourth quarter of 2002.

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the second quarter of 2003 decreased 14% to $6.5 million from $7.6 million for the second quarter of 2002, primarily due to reduced staff. Cost of services as a percentage of services revenue decreased to 68% for the second quarter of 2003 from 101% for the second quarter of 2002. The percentage decrease was due to increased consulting services revenue coupled with reduced staff costs. Service gross margin was $3.0 million for the second quarter of 2003, versus a negative service gross margin for the second quarter of 2002.

Cost of services for the first half of 2003 decreased 13% to $12.9 million from $14.9 million for the first half of 2002, primarily due to reduced staff. Cost of services as a percentage of services revenue decreased to 68% for the first half of 2003 from 96% for the first half of 2002. The percentage decrease was due to increased consulting services revenue coupled with reduced staff costs. Service gross margin was $6.1 million for the first half of 2003, as compared to $0.6 million for the first half of 2002.

Operating expenses

Research and development expenses for the second quarter of 2003 decreased 3% to $5.4 million from $5.6 million for the second quarter of 2002. As a percentage of total revenue, research and development expenses for the second quarter of 2003 were nearly flat at 21% compared to the second quarter of 2002. Research and development expenses for the first half of 2003 decreased 10% to $10.2 million from $11.4 million for the first half of 2002, and those expenses as percentages of first half revenues were 20% for 2003 and 22% for 2002. These decreases were primarily due to reduced staff and related expenses. We expect that investments in research and development expenses will increase for the balance of 2003.

Selling and marketing expenses for the second quarter of 2003 increased 7% to $6.4 million from $6.0 million for the second quarter of 2002. The increase was due to investments in marketing events, programs with industry analysts, and service activities for pre-sales support such as software demonstrations. As a percentage of total revenue, selling and marketing expenses increased to 25% for the second quarter of 2003 compared to 22% for the second quarter of 2002, due to the combined impact of increased spending and decreased revenue in 2003. For the first half of 2003, selling and marketing expenses increased 2% to $11.9 million from $11.7 million for the first half of 2002. Selling and marketing expenses were 23% of total revenue for both the first half of 2003 and the first half of 2002. The increases in spending were due to increased marketing program spending in our applications business and investment in the emerging PegaRULES business.

General and administrative expenses for the second quarter of 2003 decreased 7% to $2.9 million from $3.1 million for the second quarter of 2002. As a percentage of total revenue, general and administrative expenses decreased to 11% for the second quarter of 2003 compared to 12% for the second quarter 2002. General and administrative expenses for the first half of 2003 decreased 2% to $5.4 million from $5.5 million for the first half of 2002. As a percentage of total revenue, general and administrative expenses remained unchanged at 11% for the first half of 2003 compared to the first half of 2002. The decreases were due to reduced legal fees, partially offset by increased expenses associated with corporate governance programs and initiatives.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees under software license agreements attributable to the time value of money, increased in the second quarter of 2003 to $1.4 million from $1.3 million for the second quarter of 2002. Installment receivable interest income for the first half of 2003 increased to $2.6 million from $2.5 million for the first half of 2002. The increase was due to growth in our portfolio of term licenses, partially offset by lower average discount rates. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 8.0% during the past few years.

Other interest income, net

Other interest income of $0.1 million for the second quarter of 2003 decreased slightly from the second quarter of 2002. Other interest income of $0.3 million for the first half of 2003 increased slightly from the second half of 2002. Increases in balances of cash and cash equivalents and investments were offset by decreases in market interest rates, resulting in the small changes in interest income.

Other income (expense), net

Other income (expense), net, which consists mostly of currency exchange gain and losses, was $0.3 million income for the second quarter of 2003 versus ($0.3) million expense for the second quarter of 2002. Other income (expense), net, was $0.2 million income for the first half of 2003 compared to ($0.4) million expense for the first half of 2002. The increase was due to currency exchange gains in 2003 versus losses in 2002.

Income before provision for income taxes

Income before provision for income taxes increased to $5.9 million for the second quarter of 2003 from $4.9 million for the second quarter of 2002. This $1.1 million improvement was due to a $3.1 million improvement in service gross margin from increased revenues and reduced cost, $0.6 million in currency exchange improvements, offset by a $2.6 million decrease in software license gross margin.

Provision for income taxes

The provision for income taxes for the second quarter of 2003 was $2.0 million compared to $0.3 million for the second quarter of 2002. The tax provision for the first half of 2003 was $2.9 million compared to $0.5 million for the first half of 2002. The increase in income tax provision was due to an increase in our effective U.S. tax rate; this U.S. tax increase was due to reversals in prior periods of valuation allowance related to our loss carry forwards and other deferred tax assets, which reduced our effective U.S. income tax provision in those periods. Except for the potential reversal of a valuation allowance discussed below, we expect our provision for income taxes in future periods to reflect an effective tax rate significantly higher than earlier periods.

We continue to maintain a valuation allowance with respect to certain deferred tax assets based on an assessment of the likelihood of their realization. We have not yet reversed this valuation allowance related to certain deferred tax assets because we do not yet have sufficient positive evidence of the likelihood of realization of those deferred tax assets. Should we continue to generate more positive evidence, through continued profitable operations, approximately $1.8 million of this valuation allowance, related to deferred federal income tax credits, may be reversed in the second half of 2003, resulting in a reduction of our income tax provision in the period that reversal occurs.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations and the proceeds of our public stock offerings. At June 30, 2003, we had cash and cash equivalents of $70.1 million, investments of $4.9 million and working capital of $83.6 million.

Net cash provided by operations for the first half of 2003 was $10.6 million compared with $12.8 million for the first half of 2002. The net cash provided by operations for the first half of 2003 resulted from net income of $10.7 million, increases in deferred revenue of $5.2 million, non-cash expenses of $2.1 million, and $1.8 million from other operating assets and liabilities, offset by a $9.2 million increase in trade and installment account receivables.

Net cash from investing activities for the first half of 2003 was $1.1 million primarily due to maturing investments acquired during 2002. This compares with ($0.9) million used in 2002 primarily for the acquisition of 1mind.

On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation for initial consideration valued at $3.7 million, consisting of 569,949 shares of our common stock (155,760 shares of which were deposited into escrow to secure the indemnity obligations of 1mind’s equity holders relating to the transaction) and warrants to purchase for nominal consideration 83,092 shares of our common stock. During the first quarter of 2003, we made a claim against all of the shares in escrow. In April 2003, the shares were subsequently retired and cancelled. This resulted in a $0.9 million reduction of goodwill and additional paid in capital.

Net cash provided by financing activities for the first half of 2003 was $0.7 million compared with $3.7 million in the first half of 2002. The decrease was primarily due to lower proceeds from employee stock option exercises.

We believe that current cash and cash equivalents, investments and cash flow from ongoing operations will be sufficient to fund our operations for the coming year. Material risks to additional cash flow from operations include declines in services revenue and delayed or reduced cash payments accompanying sales of new licenses. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as we require.

We lease certain equipment and office space under non-cancelable operating leases with various extension dates through 2013. Rent expense under operating leases is recognized on a straight-line basis. Future minimum rental payments required under operating leases with non-cancelable terms in excess of one year at June 30, 2003 are as follows:

Operating Lease Payments
For the calendar year	(in thousands)
Remainder of 2003	$1,933
2004	3,575
2005	3,407
2006	3,023
2007	3,070
2008 and thereafter	18,702

$33,710

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt over the next six years in connection with our existing term license agreements:

License Installments
For the calendar year	(in thousands)
Remainder of 2003	$16,619
2004	27,532
2005	23,653
2006	18,616
2007	8,836
2008 and thereafter	1,972

$97,228

Critical accounting policies and estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

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

Term software license fees are generally payable on a monthly basis under term license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. The present value of future license payments is generally recognized as revenue upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the remaining license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 8.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements would be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized with the same present value approach, when the customer becomes committed to the new license terms and no significant obligations or contingencies exist related to the software, other than maintenance support.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2003, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

Deferred revenue

Deferred revenue consists primarily of billed fees from arrangements, for which acceptance of the software license or service milestone has not occurred, the unearned portion of services revenue and advance payment of maintenance fees. We estimate the value of committed and undelivered services to be delivered after license implementation, and defer that amount until the related elements of the agreement are completed and provided to the customer. If we overestimate the value of these committed and undelivered services, revenue recognition would occur later. We also estimate the direct cost incurred for fixed price service projects, in order to determine the amount of billed gross profit to be deferred until the projects are completed. If we overestimate these direct costs, revenue recognition would occur earlier. We base these estimates on our historical experience. The timing of revenue recognized under our arrangements with customers is impacted by these estimates, but the total value of revenue recognized during the arrangements is not.

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

Accounting for income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At June 30, 2003, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities. We continue to provide a valuation allowance on certain deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. We have not yet reversed this valuation allowance related to certain deferred tax assets because we do not yet have sufficient positive evidence of the likelihood of realization of those deferred tax assets. Should we continue to generate more positive evidence, through continued profitable operations, approximately $1.8 million of this valuation allowance, related to deferred federal income tax credits, may be reversed in the second half of 2003, resulting in a reduction of our income tax provision in the period that reversal occurs.

Except for the potential reversal of the valuation allowance, we expect our provision for income taxes in future periods to reflect an effective tax rate significantly higher than earlier periods. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in either a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

In addition, we have provided for potential tax liabilities due in foreign jurisdictions. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such a determination is made.

Contingencies

From time to time, we are threatened with or become party to litigation. We periodically assess each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5, or SFAS 5, “Accounting for Contingencies,” should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indexes.

Significant customers

First Data Resources accounted for 15% and 31% of our total consolidated revenue for the six months ended June 30, 2003 and 2002, respectively. Another customer accounted for 28% of total revenue for the six months ended June 30, 2003.

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

Factors that may affect future results

We are having difficulty closing license transactions with new customers.    Due in large part, we believe, to continued weakness in spending by our target customers, license transactions with new customers have decreased significantly since the latter part of 2001. License revenue from new customers was 5% of total license revenue in the second quarter of 2003. We believe that obtaining new license customers will continue to be a challenge at least in the near term. The decrease in license contracts with new customers has adversely impacted and may continue to adversely impact our services business because we derive a substantial portion of our services revenue from implementation of software licensed by new customers. We have been dependent on FDR for a significant portion of our revenue during the past few years. With the perpetual license entered into with FDR in 2002, FDR is not likely to represent as large a portion of our revenues after 2003, therefore we are more dependent on license transactions with new customers.

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

The market for our offerings is increasingly and intensely competitive, rapidly changing, and highly fragmented.    The market for business process management software and related implementation, consulting and training services is intensely competitive and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with companies that target the customer interaction and workflow markets and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote and distribute products and provide related consulting and training services. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

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

We derived approximately 15% of our total revenue for the quarter ending June 30, 2003 from sales to customers based outside of the United States. Certain of our international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although our sales denominated in foreign currencies historically have not been material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to us on the sale of our products in such foreign currencies.

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

Not applicable.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 3, 2003. The following matters were voted upon:

1. Steven F. Kaplan, Alan Trefler and William W. Wyman were elected to serve as Directors of the Company until the 2006 Annual Meeting of Stockholders and until their successors are duly elected and qualified. Mr. Kaplan was elected with 33,034,989 votes “FOR” and 229,149 votes “ABSTAINING.” Mr. Trefler was elected with 32,210,293 votes “FOR” and 1,053,845 votes “ABSTAINING.” Mr. Wyman was elected with 33,037,114 votes “FOR” and 227,024 votes “ABSTAINING.”

2. The stockholders approved the increase in the number of shares reserved for issuance under the Pegasystems Inc. Amended and Restated 1994 Long-Term Incentive Plan with 26,660,298 votes “FOR,” 3,198,512 votes “AGAINST,” and 140,036 votes “ABSTAINING.”

3. The stockholders approved the increase in the number of shares reserved for issuance under the Pegasystems Inc. 1996 Employee Stock Purchase Plan with 29,413,896 votes “FOR,” 446,100 votes “AGAINST,” and 138,850 votes “ABSTAINING.”

4. The stockholders approved the ratification of the Audit Committee’s selection of Deloitte & Touche LLP as the independent auditors for the Company for the year ending December 31, 2003 with 33,034,730 votes “FOR,” 22,353 votes “AGAINST,” and 7,055 votes “ABSTAINING.”

Item 5.    Other Information

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1    Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2    Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1    Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer

32.2    Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASYSTEMS INC.

By:	/s/ ALAN TREFLER
Chairman and Chief Executive Officer (principal executive officer)

Date: July 28, 2003	By:	/s/ CHRISTOPHER SULLIVan
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)