Form 10-Q
period 2003-09-30
PEGASYSTEMS INC
filed 2003-10-23
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were 34,573,225 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 16, 2003.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share-related amounts)

	September 30, 2003	December 31, 2002
Assets

Current assets
Cash and cash equivalents	$73,134	$57,393
Trade accounts receivable, net of allowance for doubtful accounts of $418 in 2003 and $507 in 2002	7,915	4,897
Short-term license installments	33,544	32,178
Short-term investments	8,841	5,303
Prepaid expenses and other current assets	949	790

Total current assets	124,383	100,561

Long-term license installments, net of unearned interest income	50,927	48,667
Long-term investments	—	750
Equipment and improvements, net of accumulated depreciation and amortization	1,139	1,727
Acquired technology, net of accumulated amortization	817	1,079
Other assets	151	196
Goodwill	2,346	3,246

Total assets	$179,763	$156,226

Liabilities and Stockholders’ Equity

Current liabilities
Accrued payroll related expenses	$7,908	$7,695
Accounts payable and accrued expenses	9,865	5,220
Deferred revenue	14,248	12,145

Total current liabilities	32,021	25,060

Deferred income taxes	1,100	—
Other long-term liabilities	231	239

Total liabilities	33,352	25,299

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized; 34,571,655 shares and 34,291,389 shares issued and outstanding in 2003 and 2002, respectively	346	343
Additional paid-in capital	114,424	113,488
Stock warrants	374	374
Retained earnings	30,218	16,054
Accumulated other comprehensive income:
Net unrealized gain on investments available for sale	12	—
Foreign currency translation adjustments	1,037	668

Total stockholders’ equity	146,411	130,927

Total liabilities and stockholders’ equity	$179,763	$156,226

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
Software license	$13,587	$16,902	$45,721	$52,273
Services	11,524	8,663	30,502	24,170

Total revenue	25,111	25,565	76,223	76,443

Cost of revenue
Cost of software license	87	672	262	1,988
Cost of services	7,392	7,352	20,313	22,245

Total cost of revenue	7,479	8,024	20,575	24,233

Gross profit	17,632	17,541	55,648	52,210

Operating expenses
Research and development	5,305	5,349	15,504	16,703
Selling and marketing	5,966	6,296	17,878	18,003
General and administrative	2,766	1,871	8,155	7,383

Total operating expenses	14,037	13,516	41,537	42,089

Income from operations	3,595	4,025	14,111	10,121

Installment receivable interest income	1,350	1,258	3,900	3,774
Other interest income, net	188	218	524	541
Other income (expense), net	106	(373)	327	(816)

Income before provision for income taxes	5,239	5,128	18,862	13,620
Provision for income taxes	1,798	302	4,698	752

Net income	$3,441	$4,826	$14,164	$12,868

Earnings per share
Basic	$0.10	$0.14	$0.41	$0.38

Diluted	$0.10	$0.13	$0.40	$0.35

Weighted average number of common and common equivalent shares outstanding
Basic	34,488	34,176	34,393	33,956

Diluted	36,086	36,275	35,551	36,292

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$14,164	$12,868
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option income tax benefits	617	—
Deferred income tax	1,100	—
Depreciation and amortization	1,207	3,512
Reduction in allowance for doubtful accounts receivable	(90)	—
Changes in operating assets and liabilities:
Trade and installment accounts receivable	(6,582)	(306)
Prepaid expenses and other current assets	(114)	974
Accounts payable and accrued expenses	4,668	(151)
Deferred revenue	2,103	3,762

Net cash provided by operating activities	17,073	20,659

Cash flows from investing activities
Purchase of investments	(11,196)	(4,800)
Maturing investments	8,421	—
Acquisition of 1mind	—	(573)
Purchase of equipment and improvements	(346)	(558)
Other long-term assets and liabilities	59	(3)

Net cash used in investing activities	(3,062)	(5,934)

Cash flows from financing activities
Payments under capital lease obligation	—	(81)
Proceeds from sale of stock under Employee Stock Purchase Plan	253	177
Exercise of stock options	969	3,887

Net cash provided by financing activities	1,222	3,983

Effect of exchange rate on cash and cash equivalents	508	538

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,741	19,246

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,393	33,017

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,134	$52,263

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2003

Note 1 - Basis of presentation

The unaudited condensed consolidated financial statements of Pegasystems Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Note 2 – Significant accounting policies

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

PEGASYSTEMS INC.

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

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2003, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

(f) Cash and cash equivalents and investments

(in thousands)	September 30, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Debt securities – Held-to-maturity investments	$1,518	$—	$—	$1,518
Debt securities – Available-for-sale investments	7,311	12	—	7,323

	$8,829	$12	$—	$8,841

We consider debt securities with maturities of three months or less, when purchased, to be cash equivalents. Securities that we have the ability and intent to hold until maturity are carried at amortized cost, which approximates fair value. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between investment categories. As of September 30, 2003, remaining maturities of marketable debt securities ranged from October 2003 to August 2005. As of December 31, 2002, remaining maturities of marketable debt securities ranged from January 2003 to January 2004. We hold $1.2 million of restricted cash, invested in money market funds, as collateral for a letter of credit in accordance with an office lease arrangement. As of September 30, 2003, this balance was classified as a cash and cash equivalent.

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

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License Installments
For the calendar year	(in thousands)
Remainder of 2003	$8,953
2004	28,205
2005	24,528
2006	18,820
2007	8,906
2008 and thereafter	1,986

91,398
Deferred license interest income	(6,927)

Total license installments receivable,net	$84,471

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

(j) Research and development and software costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date and, as a result, no internal costs were capitalized during the three and nine months ended September 30, 2003 and 2002.

Amortization of capitalized software is included in the cost of software license. No amortization expense for internally developed capitalized software costs was charged to cost of software license revenue during the three and nine months ended September 30, 2003 and 2002.

(k) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)	Three months ended September 30,		Nine month ended September 30,
	2003	2002	2003	2002
Basic
Net income	$3,441	$4,826	$14,164	$12,868

Weighted average common shares outstanding	34,488	34,176	34,393	33,956

Basic earnings per share	$0.10	$0.14	$0.41	$0.38

Diluted
Net income	$3,441	$4,826	$14,164	$12,868

Weighted average common shares outstanding	34,488	34,176	34,393	33,956
Effect of assumed exercise of stock options and warrants	1,598	2,099	1,158	2,336

Weighted average common shares outstanding, assuming dilution	36,086	36,275	35,551	36,292

Diluted earnings per share	$0.10	$0.13	$0.40	$0.35

Outstanding options excluded as impact would be anti-dilutive	3,435	4,454	4,194	4,115

(l) Segment reporting

We currently operate in one operating segment – rules based business process management, or BPM, software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States. During the three and nine months ended September 30, 2003 and 2002, we derived our operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States):

	Three months ended September 30,				Nine months ended September 30,
(in $ thousands)	2003		2002		2003		2002
United States	$16,122	64%	$19,205	75%	$59,446	78%	$59,787	78%
United Kingdom	6,483	26%	3,942	16%	9,523	12%	11,821	15%
Europe	1,701	7%	800	3%	5,907	8%	1,955	3%
Other	805	3%	1,618	6%	1,347	2%	2,880	4%

	$25,111	100%	$25,565	100%	$76,223	100%	$76,443	100%

During the three months ended September 30, 2003, two customers represented 22% and 15% of our total revenue. During the three months ended September 30, 2002, four customers represented 24%, 12%, 10% and 10% of our total revenue. During the nine months ended September 30, 2003, two customers accounted for approximately 19% and 15% of our total revenue. During the nine months ended September 30, 2002, one customer accounted for approximately 28% of our total revenue.

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

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock options summary

The following table presents combined activity for stock options for the three and nine months ended September 30, 2003:

	Three months ended September 30,2003		Nine months ended September 30, 2003
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding options at beginning of period	9,123	$7.22	7,983	$7.79
Granted	107	7.73	1,723	4.35
Exercised	(185)	2.97	(384)	2.52
Canceled	(116)	8.02	(393)	8.90

Outstanding options at end of period	8,929	7.30	8,929	7.30

Exercisable options at end of period	5,983	8.12	5,983	8.12

Weighted average fair value of options granted during the period	$3.95	$2.37

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.33 - 4.11	2,524	7.57	$3.15	891	$1.70
4.13 - 6.68	2,348	6.90	4.63	1,834	4.57
6.69 - 7.84	2,292	6.29	7.68	1,730	7.73
7.85 -25.75	1,765	6.08	16.29	1,528	16.56

	8,929			5,983

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the pro forma net income and income per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$3,441	$4,826	$14,164	$12,868
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,723)	(1,820)	(5,231)	(5,672)

Pro forma net income	$1,718	$3,006	$8,933	$7,196

Earnings per share:
Basic—as reported	$0.10	$0.14	$0.41	$0.38
Basic—pro forma	$0.05	$0.09	$0.26	$0.21

Diluted—as reported	$0.10	$0.13	$0.40	$0.35
Diluted—pro forma	$0.05	$0.08	$0.25	$0.20

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Volatility	70-80%	77%
Expected option life-years from vest	1.0	1.0
Interest rate (risk free)	2.06-2.86%	2.78%
Dividends	None	None

The effects on three and nine months ended September 30, 2003 and 2002 pro forma net income and net income per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

(n) Fair value of financial instruments

The principal financial instruments held consist of cash and cash equivalents, investments, accounts receivable and payable, capital lease obligations and license installment receivables arising from license transactions. The carrying values of cash and cash equivalents, investments, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at September 30, 2003 and 2002.

(o) Intangible assets and goodwill

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is provided on a straight-line basis over the assets’ estimated useful lives. As of September 30, 2003, intangible assets consisted of technology acquired in a business combination with a carrying value of $0.8 million and accumulated amortization of $0.6 million. Amortization expense was $0.1 and $0.3 million for the three and nine months ended September 30, 2003, respectively. We expect to recognize approximately $0.4 million of annual amortization expense related to those assets yearly until January 2006.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3 – Valuation and qualifying accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These allowances are adjusted periodically to reflect changes in facts and circumstances. The following is a roll forward of the allowance for doubtful accounts:

Description	Balance At January 1, 2003	Additions (deductions) charged to costs and expenses	Foreign Exchange Gain	Write-offs	Balance At September 30, 2003
	(in thousands)
Allowance for doubtful accounts:
Nine months ended September 30, 2003	$507	(90)	1	—	$418

Note 4 – Comprehensive income

The components of comprehensive income are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$3,441	$4,826	$14,164	$12,868
Foreign currency translation adjustments, net of income taxes	144	265	369	904
Net unrealized gain on investments available for sale	7	—	12	—

Comprehensive income	$3,592	$5,091	$14,545	$13,772

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Total revenue decreased to $25.1 million in the third quarter of 2003 from $25.6 million in the third quarter of 2002 due to a decrease in license revenue, which was partially offset by an increase in services revenue. We have signed more new customer license business in the first three quarters of 2003 than in the first three quarters of 2002. However, a substantial majority of our license revenue in the third quarter of 2003 continued to be from existing customers who chose to renew, add on to, or extend their use of our software. The increase in services revenue in the third quarter was primarily due to implementation projects associated with recent new customer license signings. Most of those implementation projects are not yet complete and therefore the associated license revenue has not yet been recognized. Profit before taxes, increased to $5.2 million in the third quarter of 2003 from $5.1 million in the third quarter of 2002 primarily due to an improvement in service margins. However, net income for the third quarter of 2003 decreased to $3.4 million from $4.8 million for the third quarter of 2002 because of increased provisions for income taxes. We generated $15.7 million in positive cash flow during the first three quarters of 2003, and ended the period with $82.0 million in cash and marketable debt securities and $84.5 million in combined short and long-term license installment receivables.

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Revenue

Our total revenue for the third quarter of 2003 decreased 2% to $25.1 million from $25.6 million for the third quarter of 2002. The decrease was due to a $3.3 million decrease in license revenue, partially offset by a $2.8 million increase in services revenue. Our total revenue for the first three quarters of 2003 decreased slightly to $76.2 million from $76.4 million for the first three quarters of 2002. The decrease was due to a $6.5 million decrease in license revenue, partially offset by a $6.3 million increase in services revenue. The following table summarizes our revenue composition:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
License revenue
Term license renewals, extensions and additions	$3.3	$6.8	$25.8	$23.3
Perpetual and subscription licenses	10.3	10.1	19.9	28.9

Total license revenue	13.6	16.9	45.7	52.2

Services revenue
Implementation, consulting and training services	8.6	6.4	22.4	17.4
Maintenance	2.9	2.3	8.1	6.8

Total services revenue	11.5	8.7	30.5	24.2

Total revenue	$25.1	$25.6	$76.2	$76.4

Software license revenue for the third quarter of 2003 decreased to $13.6 million from $16.9 million for the third quarter of 2002 due to a $3.5 million decrease in term license renewals, extensions and additions, partially offset by a $0.2 million increase in perpetual and subscription licenses. Software license revenue for the first three quarters of 2003 decreased to $45.7 million from $52.2 million for the first three quarters of 2002. The decrease in total license revenue for the first three quarters was the result of a $9.0 million decrease in perpetual and subscription licenses, partially offset by a $2.5 million increase in term license renewals, extensions and additions.

The increase in perpetual and subscription licenses of $0.2 million for the third quarter was due to an increase in the average deal size for perpetual licenses. The decrease in perpetual and subscription licenses of $9.0 million for the first three quarters of 2003 was due to a reduction in revenue from First Data Resources (“FDR”). Under the terms of the perpetual license agreement entered into during the second quarter of 2002, when we restructured our arrangement with FDR, FDR is required to make monthly payments through December 2003. These payments total $3.54 million in each of the four quarters of 2003. We recognize revenue under the FDR agreement as earned, which is three months in advance of receipt of payments, because while FDR has the contractual right to terminate the agreement, FDR is required to provide us with at least three months advance notice. As a result, as the cancellation rights expire, amounts payable over the subsequent three months are no longer forfeitable and are due in full on scheduled payment dates. We recognized $3.54 million in revenue from the FDR perpetual license in the third quarter of 2003 and expect to recognize no license revenue from that license in the fourth quarter of 2003.

The following table summarizes the revenue we have recognized under the FDR perpetual license and the prior agreements with FDR:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Perpetual and subscription licenses	$3.5	$5.9	$10.6	$20.3
Maintenance	0.2	0.2	0.7	1.4

Total revenue	$3.7	$6.1	$11.3	$21.7

Term license revenue in the first three quarters of 2003 reflects two subsidiaries of one large financial institution renewing and extending their use of Pegasystems software, representing 19% of total revenue in the first three quarters of 2003. Discount rates used to recognize term license revenue vary directly with market interest rates. The discount rates used to recognize term license revenue reflect the estimated borrowing rates of our customers, and averaged 3.25% in the third quarter of 2003. Decreases in the average discount rate, versus rates used in the comparable periods of 2002, resulted in an increase in license revenue of approximately $0.1 million for third quarter 2003 and approximately $1.4 million for the first three quarters of 2003. If interest rates increase and in turn the discount rates we use to recognize term license revenue increase, we would defer as installment receivable interest a greater portion of the revenue from such arrangements and recognized license revenue would decrease by the same amount.

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

Services revenue for the third quarter of 2003 increased 33% to $11.5 million from $8.7 million for the third quarter of 2002. Implementation, consulting and training services increased 34% to $8.6 million from $6.4 million for the third quarter of 2002. Services revenue for the first three quarters of 2003 increased 26% to $30.5 million from $24.2 million for the first three quarters of 2002. Implementation, consulting and training services increased 29% to $22.4 million from $17.4 million for the first three quarters of 2002. Such increases were primarily due to implementation projects associated with recent new customer signings. Most of those implementation projects are not yet complete and therefore the associated license revenue has not yet been recognized. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Going forward, as we continue to complement our direct selling and support efforts with those of our alliance partners, we do not expect to sustain these rates of services revenue growth. Maintenance revenue for the first three quarters of 2003 increased 19% to $8.1 million from $6.8 million for the first three quarters of 2002 due primarily to the larger installed base of our software.

Deferred revenue at September 30, 2003 consisted primarily of billed fees from arrangements, for which acceptance of the software license or service milestone had not occurred, advance payment of maintenance fees and the unearned portion of services revenue. Deferred revenue balances increased to $14.2 million as of September 30, 2003 from $12.1 million as of December 31, 2002. The increase was primarily due to advance payments of license and maintenance fees and an increase in the unearned portion of services revenue related to new software implementations.

International revenues were 36% of total consolidated revenues for the third quarter of 2003 and 25% for the third quarter of 2002. International revenues were 22% of total consolidated revenues for the first three quarters of 2003 and 2002. Our international revenues may fluctuate in the future because such revenues are generally dependent upon a small number of product acceptances by our customers during a given period. Historically, most of our contracts have been denominated in U.S. dollars. We expect, however, that in the future due to competition from vendors who will do business in foreign currencies, more of our contracts may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Cost of revenue

Cost of services consists primarily of the costs of providing implementation, consulting, maintenance, and training services. Cost of services for the third quarter of 2003 remained flat at $7.4 million compared to the third quarter of 2002. Cost of services as a percentage of services revenue decreased to 64% for the third quarter of 2003 from 85% for the third quarter of 2002. The percentage decrease was due to increased implementation and consulting services revenue. Service gross margin was $4.1 million for the third quarter of 2003, versus $1.3 million for the third quarter of 2002.

Cost of services for the first three quarters of 2003 decreased 9% to $20.3 million from $22.2 million for the first three quarters of 2002, primarily due to reduced staff costs. Cost of services as a percentage of services revenue decreased to 67% for the first three quarters of 2003 from 92% for the first three quarters of 2002. The percentage decrease was due to increased services revenue coupled with reduced staff costs. Service gross margin was $10.2 million for the first three quarters of 2003, as compared to $1.9 million for the first three quarters of 2002.

The increase in services gross margins reflects improved utilization of our professional services staff achieved in part through the increased use of third party contractors when necessary to meet higher demand.

Operating expenses

Research and development expenses for the third quarter of 2003 were flat with the third quarter of 2002, at $5.3 million. As a percentage of total revenue, research and development expenses for the third quarter of 2003 equaled 21%, the same as the third quarter of 2002. Research and development expenses for the first three quarters of 2003 decreased 7% to $15.5 million from $16.7 million for the same period of 2002, and those expenses as percentages of corresponding revenues were 20% for 2003 and 22% for 2002. These decreases were primarily due to reduced staff and related expenses. We expect that investments in research and development expenses will increase during the fourth quarter of 2003.

Selling and marketing expense for the third quarter of 2003 decreased 5% to $6.0 million from $6.3 million for the third quarter of 2002. The decrease was due to a reduction in compensation related expenses, partially offset by increased marketing and sales programs and service activities for pre-sales support such as software demonstrations. As a percentage of total revenue, selling and marketing expenses decreased to 24% for the third quarter of 2003 compared to 25% for the third quarter of 2002, due to the decrease in selling and marketing expenses partially offset by the decline in revenue. For the first three quarters of 2003, selling and marketing expenses decreased 1% to $17.9 million from $18.0 million for the first three quarters of 2002. The decrease was due to a reduction in sales staff compensation, partially offset by increases in marketing and sales programs, service activities for pre-sales support such as software demonstrations, and marketing salaries. As a percentage of total revenue, selling and marketing expenses decreased to 23% for the first three quarters of 2003 compared to 24% for the first three quarters of 2002, due to the decrease in selling and marketing expenses.

General and administrative expenses for the third quarter of 2003 increased 48% to $2.8 million from $1.9 million for the third quarter of 2002. As a percentage of total revenue, general and administrative expenses increased to 11% for the third quarter of 2003 compared to 7% for the third quarter 2002. General and administrative expenses for the first three quarters of 2003 increased 10% to $8.2 million from $7.4 million for the first three quarters of 2002. As a percentage of total revenue, general and administrative expenses increased to 11% for the first three quarters of 2003 compared to 10% for the first three quarters of 2002. The increases were due to higher employee compensation related expenses and corporate governance programs and initiatives.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees under software license agreements attributable to the time value of money, increased in the third quarter of 2003 to $1.4 million from $1.3 million for the third quarter of 2002. Installment receivable interest income for the first three quarters of 2003 increased to $3.9 million from $3.8 million for the first three quarters of 2002. The increases were due to growth in our portfolio of term licenses, partially offset by lower average discount rates. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 8.0% during the past few years.

Other interest income, net

Other interest income of $0.2 million for the third quarter of 2003 remained unchanged from the third quarter of 2002. Other interest income of $0.5 million for the first three quarters of 2003 remained unchanged from the first three quarters of 2002. Increases in balances of cash and cash equivalents and investments were offset by decreases in market interest rates, resulting in no changes in interest income.

Other income (expense), net

Other income (expense), net, which consists mostly of currency exchange gain and losses, was $0.1 million income for the third quarter of 2003 versus ($0.4) million expense for the third quarter of 2002. Other income (expense), net, was $0.3 million income for the first three quarters of 2003 compared to ($0.8) million expense for the first three quarters of 2002. The increase was due to currency exchange gains in 2003 versus losses in 2002.

Income before provision for income taxes

Income before provision for income taxes increased to $5.2 million for the third quarter of 2003 from $5.1 million for the third quarter of 2002. This $0.1 million improvement was due to a $2.8 million improvement in service gross margin from increased revenues and a $0.5 million in currency exchange improvements, offset by a $2.7 decrease in software license gross margin and increased operating expenses of $0.5 million.

Provision for income taxes

The provision for income taxes for the third quarter of 2003 was $ 1.8 million compared to $ 0.3 million for the third quarter of 2002. The tax provision for the first three quarters of 2003 was $ 4.7 million and for the first three quarters of 2002 was $ 0.8 million. The 2002 tax provision was related to the profitability of our foreign operations. The 2003 tax provision related to current year profitability of our U.S. and foreign operations. Minimal provisions for U.S. federal and state income taxes were made in 2002 due to the availability of loss carry forwards to offset current period taxable income. The increase in income tax provision during 2003 was due to reversals in 2002 of valuation allowances related to our loss carry forwards and other deferred tax assets, which reduced our effective U.S. income tax provision in 2002.

We continue to maintain a valuation allowance with respect to certain deferred tax assets based on an assessment of the likelihood of their realization. We have not yet reversed this valuation allowance related to certain deferred tax assets because we do not yet have sufficient positive evidence of the likelihood of realization of those deferred tax assets. Should we continue to generate more positive evidence, through continued profitable operations, approximately $1.8 million of this valuation allowance, related to deferred federal income tax credits, may be reversed in future periods, resulting in a reduction of our income tax provision in the period that reversal occurs.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations and the proceeds of our public stock offerings. At September 30, 2003, we had cash and cash equivalents of $73.1 million, investments of $8.8 million and working capital of $92.4 million.

Net cash provided by operations for the first three quarters of 2003 was $17.1 million compared with $20.7 million for the first three quarters of 2002. The decrease was primarily due to increases in accounts receivable.

Net cash used in investing activities for the first three quarters of 2003 was $(3.1) million primarily due to purchases of investments during 2003. This compares with ($5.9) million used in the first three quarters of 2002 primarily for purchases of investments.

On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation for initial consideration valued at $3.9 million, consisting of 569,949 shares of our common stock (155,760 shares of which were deposited into escrow to secure the indemnity obligations of 1mind’s equity holders relating to the transaction) and warrants to purchase for nominal consideration 83,092 shares of our common stock. During the first quarter of 2003, we made a claim against all of the shares in escrow. In April 2003, these shares were subsequently retired and cancelled. This resulted in a $0.9 million reduction of goodwill and additional paid in capital.

Net cash provided by financing activities for the first three quarters of 2003 was $1.2 million compared with $4.0 million in the first three quarters of 2002. The decrease was primarily due to lower proceeds from employee stock option exercises.

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

We lease certain equipment and office space under non-cancelable operating leases with various extension dates through 2013. Rent expense under operating leases is recognized on a straight-line basis. Future minimum rental payments required under operating leases with non-cancelable terms in excess of one year at September 30, 2003 are as follows:

Operating Lease Payments
For the calendar year	(in thousands)
Remainder of 2003	$885
2004	3,581
2005	3,412
2006	3,023
2007	3,070
2008 and thereafter	18,702

$32,673

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt over the next six years in connection with our existing term license agreements:

License Installments
For the calendar year	(in thousands)
Remainder of 2003	$8,953
2004	28,205
2005	24,528
2006	18,820
2007	8,906
2008 and thereafter	1,986

91,398

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2003, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

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

Accounting for income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or FAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At September 30, 2003, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on certain deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. We have not yet reversed this valuation allowance related to certain deferred tax assets because we do not yet have sufficient positive evidence of the likelihood of realization of those deferred tax assets. Should we continue to generate more positive evidence, through continued profitable operations, approximately $1.8 million of this valuation allowance, related to deferred federal income tax credits, may be reversed in a future period, resulting in a reduction of our income tax provision in the period that reversal occurs.

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

Significant customers

First Data Resources accounted for 15% and 28% of our total consolidated revenue for the nine months ended September 30, 2003 and 2002, respectively. Another customer accounted for 19% of total revenue for the nine months ended September 30, 2003.

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

Factors that may affect future results

We need to close more new license transactions to grow or maintain our current revenue level. In recent years, a substantial majority of our license revenue has been derived from existing customers. We have been particularly dependent on First Data Resources (“FDR”) for a significant portion of our revenue during the past few years. With the perpetual license entered into with FDR in 2002, FDR is not likely to represent a large portion of our revenue after the third quarter of 2003. Therefore, it will be necessary for us to close more license transactions with new customers or expand our relationships with existing customers to replace the FDR revenue. In addition, because we derive a substantial portion of our services revenue from implementation of software licensed by new customers, we will need to close more license transactions with new customers if we are to maintain or grow our services revenue. While we have increased our new license bookings in 2003 as compared to 2002, we will need to continue with growth in bookings in the future for us to grow or maintain our current revenue level in 2004 and there can be no assurance that we will be successful in doing so.

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

We derived approximately 36% of our total revenue for the quarter ending September 30, 2003 from sales to customers based outside of the United States. Certain of our international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although our sales denominated in foreign currencies historically have not been material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to us on the sale of our products in such foreign currencies.

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

Item 4. Controls and Procedures

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(3). Based upon the required evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information:

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b)	Reports on Form 8-K:

The registrant furnished the following Current Report on Form 8-K during the three months ended September 30, 2003:

The registrant furnished a report on Form 8-K with the Securities and Exchange Commission on July 28, 2003 furnishing, pursuant to item 12 of Form 8-K, a copy of the press release issued by the registrant on July 28, 2003 announcing its results of operations for the three months ended, and financial condition as of, June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: October 22, 2003	By:	/s/ Alan Trefler
Chairman and Chief Executive Officer (principal executive officer)

Date: October 22, 2003	By:	/s/ Christopher Sullivan
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

PEGASYSTEMS, INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.