Form 10-K
period 2003-12-31
PEGASYSTEMS INC
filed 2004-02-17
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2003

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

Yes  ☒    No  ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by Nasdaq) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003) was approximately $75 million.

There were 35,325,869 shares of the Registrant’s common stock, $.01 par value per share, outstanding on February 4, 2004.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004	III

PART I

ITEM 1    BUSINESS

Overview

We develop, market, license, and support software that enables transaction intensive organizations to manage a broad array of business processes. Our rules based business process management, or BPM, software is used by some of the largest companies in the world to automate decision making and the processes implementing those decisions. Our software is capable of being used by thousands of concurrent users, runs on a broad range of computer platforms and interfaces with many other applications and databases. Business users, and not just technical programmers, are able to modify the logic of our applications, thus enabling organizations to alter their business processes rapidly in response to changing business conditions. We provide implementation, consulting, training, and technical support services to facilitate the use of our software. We also maintain alliances with systems integrators and independent software vendors to support our customers.

SEC Reports and our code of conduct

We maintain a website with the address www.pega.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Our code of conduct is available free of charge, by contacting Investor Relations, Pegasystems Inc., 101 Main Street, Cambridge, MA 02142.

Business strategy

Our goal is to provide leadership in the market for rules based business process management software – what we call “Simply Smart BPM.” We are pursuing this goal through two complementary sales strategies.

Direct sales: We intend to continue direct sales of our software products, both our BPM applications and our BPM platform products, to our target markets in financial services and healthcare. These products streamline and enhance work performance by applying process automation to key areas of customer service and exceptions processing. Exceptions are transactions that are identified as requiring additional information or follow up activity to be completed.

Strategic partnerships: We also intend to continue to develop and expand non-exclusive strategic relationships with systems integrators for the marketing and sale of our rules based BPM technology. Through these partnerships, we seek to pursue business in other industries including insurance and government. These partners complement our software with their technology and deliver strategic business planning, consulting, project management, and implementation services to our customers. Currently, our systems integration partners include Accenture, BearingPoint and IBM.

Pegasystems’ products

We provide rules based BPM platforms applicable to many industries and rules based software applications for customer process management and exceptions management in the financial services and healthcare industries.

Rules based BPM platforms

We provide two rules based BPM platforms — PegaRULES Process Commander, and PegaWORKS. These platforms help solve a wide range of business process management problems and provide customers an opportunity to leverage previous technology investments by integrating software applications across a common platform. Our applications products are based on these platforms.

Customer process management applications

With Pegasystems’ products, organizations link customer service and back office operations and integrate multiple communications channels, such as call center, e-mail, local branch offices, and the Internet. Our products extend the reach of existing customer relationship applications to achieve automation efficiencies by completing the often complex and detailed follow up activities associated with customer interactions. Our products also integrate with customers’ legacy applications.

•	PegaCARD Customer Care has been designed to deliver differentiated customer service and automation capabilities, providing credit card issuers with the flexibility and agility to help quickly implement new practices and processes, bring new services to market and specialize processing to the needs of the portfolios, departments or demographics.

•	PegaHEALTH Service Manager automates the handling of many common healthcare plan member inquiries, supporting contact management, account maintenance and history, and sales inquiries.

•	Pega Customer Process Manager introduced in early 2004, is a customer service and fulfillment application applicable to many industries.

Exceptions management applications

We offer products predominately for the financial services and healthcare industries that address exceptions management — transactions that are not automatically processed by existing systems. These products are designed to increase the number of transactions processed straight through without intervention. By automating not only research and decision making, but also the business processes necessary to execute the decisions, our exceptions management applications can reduce the costs and risks associated with manual processing, while improving quality and efficiency.

•	PegaCARD Smart Dispute automates the myriad of rules that govern how credit card charges are managed. Our software integrates issuer, alliance, bank, customer and other rules to promote optimal and consistent performance.

•	PegaPAYMENT Smart Investigations provides exceptions management capabilities that automate the investigation and resolution of exceptions in corporate actions, payments and securities settlement investigations, retail brokerage, and wholesale clearing services.

•	PegaPAYMENT Smart Adjust automates check research and adjustment processing, streamlining check and other payment processing functions, reducing manual work and enabling efficient access to data stored on microfilm and digital media.

•	PegaHEALTH Claims Exception Automation automates back office claims exceptions processing, claims payment and exception research functions, which can reduce the amount of manual work, error rates and operational costs, while improving quality and efficiency.

•	Pega Quality & Exceptions Manager introduced in early 2004, is an exception management application applicable to many industries.

Markets and representative customers

The market for BPM software is driven by businesses that seek systems that meet their need for productivity, quality, agility and compliance. Our target customers are those organizations faced with managing complex customer transactions and who regularly modify the rules and processes relating to those transactions. Our traditional customers are large companies in the financial services and healthcare markets. With our PegaRULES Process Commander platform, we are also able to offer solutions to other industries.

Financial services

Financial services organizations continue to require software to improve the quality, accuracy and efficiency of customer interactions and transactions processing. Pegasystems’ customer process and exceptions management products provide flexibility and functionality to allow customers maximum responsiveness to meet changing business requirements. Representative financial services customers of ours include: American National, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Credit Lyonnais, Credit Suisse Group, Fleet/Boston Financial Services, N.A., The Hong Kong and Shanghai Banking Corporation Limited, JP Morgan Chase & Co., National Australia Bank Limited, Rabobank, and Société Générale S.A..

Healthcare

Healthcare organizations also continue to seek out products that integrate their front and back office initiatives and help drive customer service, efficiency and productivity. Representative healthcare customers of ours include Blue Cross and Blue Shield of Massachusetts, Blue Cross & Blue Shield of Rhode Island, HealthNow New York, and Hospitals Contribution Fund of Australia Limited.

Sales and marketing

We market our industry-specific applications software and services primarily through a direct sales force. To support our sales force, we conduct a full range of marketing programs, including industry trade shows, industry seminars, meetings with industry analysts and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also generate sales leads. As of December 31, 2003, sales and marketing included 102 people worldwide.

We also market our software with partners, including systems integrators who design and deploy implementations based on Pegasystems’ rules based BPM technology; independent software vendors who build specific applications on our technology; and technology partners with whom we work to broaden platform support. Our partners include Accenture, BearingPoint, CSC, IBM, Satyam, and Sun Microsystems.

In addition, we market our products and technology through third parties. For example:

•	We have a non-exclusive relationship with First Data Resources Inc., or FDR, the largest credit card processor in the world. FDR uses and re-licenses our software to the credit card market. First Data Evolve is an integrated application for credit card customer service and collections designed to run on Pegasystems’ rules technology.

•	PFPC, Inc., an affiliate of PNC Bank Corp, incorporates Pegasystems’ technology into a comprehensive service solution for mutual fund institutions.

Sales by geography

In 2003, 2002, and 2001, sales to customers based outside of the United States represented 20%, 22%, and 23%, respectively, of our total consolidated revenue. During 2003, 2002, and 2001, we derived our revenue from the following geographic areas:

($ in thousands)	2003		2002		2001
United States	$79,123	80%	$75,617	78%	$73,127	77%
United Kingdom	12,041	12%	14,806	15%	10,040	11%
Europe, other	6,640	7%	3,595	4%	8,968	9%
Other	1,509	1%	3,390	3%	2,927	3%

	$99,313	100%	$97,408	100%	$95,062	100%

In 2003, two customers each accounted for approximately 15% and 12% of our total revenue. In 2002 and 2001, one customer accounted for approximately 26% and 14% of our total revenue, respectively. See Note 1 to Consolidated Financial Statements.

Services and support

We offer services and support through three groups: our professional services group which shares market, business and technical knowledge with our customers throughout the sale and deployment of our applications; our global customer support group which provides support and maintenance for our customers; and our education services group which offers training programs for our staff, customers, and partners. As of December 31, 2003, these services and support groups consisted of 128 people located in our 10 offices.

Professional services

Our professional services group helps companies and partners implement and optimize our software. These projects enable us to guide our customers through a disciplined approach to deployment of our applications, and allow our workflow architects and business process automation consultants to gain industry specific knowledge that can benefit future product development. Many of our customers choose to engage our professional services group to expand their use of our software to additional business or product lines or add new functionality to their existing solutions. In addition, systems integrators and consulting firms, with which we have alliances, also help our customers deploy our products.

Our implementation procedures, which we call Advanced Implementation Methodology, or AIM, were developed through field experience and facilitate implementation of our software through a disciplined approach to project management that establishes standards for project activities and provides a basis for governance and accountability. By adopting a phased approach to deployment, our customers can engage in smaller, more easily managed projects that are more likely to result in a successful solution.

Global customer support

Our global customer support group is primarily responsible for support of our software deployed at customer sites. Support services can include automated problem tracking, prioritization and escalation procedures, periodic preventative maintenance, documentation updates, new software releases, and regularly scheduled meetings with our staff.

Our customers are granted access to our web-based self-service extranet. The password-protected site offers a portal for information important to the implementation and use of our products. Our extranet is available at any time of day or night and users may access the site to interact with us at their convenience and to view product information, sales and marketing support materials, Pegasystems news and event information.

Education services

We offer training for our customers, partners, and staff. Training is offered in one of our regional training facilities in Cambridge, Massachusetts and Reading, England, or may be specially arranged at customer sites. Courses are role based and are designed to meet the specific requirements of process architects, system architects, and system administrators.

Research and development

Our product development priorities are to continue to expand our rules based BPM platforms and extend our customer process management and exception management products into new areas within the financial services and healthcare markets. We also intend to maintain and extend the support of our products for popular hardware platforms, operating systems, databases and connectivity options to facilitate easy and rapid deployment in diverse information technology infrastructures. Our goal with all of our products is to enhance ease of implementation, long-term flexibility, and the ability to provide improved customer service.

We believe that the challenge of maintaining future performance and visionary technology leadership will depend on our ability to anticipate changes, maintain and enhance our current products, develop new products, and keep pace with the increasingly sophisticated requirements of our current and prospective customers. We must develop products that conform to our customers’ information technology standards, scale to meet the needs of large enterprises, operate globally, and cost less than an internal development effort. Our development organization is responsible for product architecture, core technology development, product testing, and quality assurance.

As of December 31, 2003, our development group consisted of 101 people and has been significantly supplemented by the use of outsourced resources. During 2003, 2002, and 2001, research and development expenses were approximately $21.6 million, $21.3 million, and $20.8 million, respectively. We expect that we will need to continue to commit significant resources to our product research and development in the future. We expect to spend somewhat less in 2004 than in 2003, following the deployment of several new products in the first half of 2004.

Competition

The BPM software market is increasingly and intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•	Business process management vendors such as FileNet and Staffware;

•	Rules vendors such as Fair Isaac and ILOG;

•	Professional services organizations and current customers’ information technology departments, which may seek to develop proprietary systems;

•	Companies that target financial services, healthcare, insurance and other specific markets such as Carreker, SmartStream and Trintech; and

•	Software application vendors, such as Oracle, PeopleSoft, Siebel Systems, and Chordiant, whose products span multiple industries.

We have a strong presence in exceptions management in financial services and healthcare; however, we have a relatively small share of the overall BPM market. We have been most successful competing in situations that require a high degree of scale and process compatibility and high propensity for change. We believe that the principal competitive factors within our market include:

•	Product adaptability, scalability, functionality, and performance;

•	Proven success in delivering cost-saving and efficiency improvements;

•	Ease-of-use for developers, business units and end-users;

•	Timely development and introduction of new products and product enhancements;

•	Establishment of a significant base of reference customers;

•	Ability to integrate with other products and technologies;

•	Customer service and support;

•	Product price;

•	Vendor reputation; and

•	Relationships with systems integrators.

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

Employees

As of December 31, 2003, we had 422 employees, of whom 346 were based in the United States, 4 were based in Canada, 60 were based in Europe, and 12 were based in Australia. Of the total, 102 were in sales and marketing, 128 performed consulting and customer support, 101 performed research and development, and 91 were in administration.

Backlog of license, maintenance and consulting revenues

As of December 31, 2003, we had software license and maintenance agreements and fixed fee professional services agreements with our customers expected to result in approximately $29.8 million of revenue in 2004. Under such agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. As of December 31, 2002, we had software license and maintenance agreements and fixed fee professional services agreements with our customers that were expected to result in approximately $38.9 million of revenue in 2003. We do not believe that backlog, as defined above, is a meaningful indicator of future financial performance.

ITEM 2    PROPERTIES

Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,228 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, with the option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2007. We believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3    LEGAL PROCEEDINGS

Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2003, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and certain information about them are set forth below as of December 31, 2003:

Name	Age	Position(s) and Office(s) Held
Alan Trefler	47	Chief Executive Officer and Chairman
Henry Ancona	59	President, Chief Operating Officer and Director
Joseph J. Friscia	49	Executive Vice President of Sales and Service
Christopher J. Sullivan	44	Senior Vice President, Chief Financial Officer and Treasurer
Michael Pyle	49	Senior Vice President of Product Development

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

Henry Ancona joined Pegasystems in 2002 as President and Chief Operating Officer and was elected a Director of Pegasystems in December 2002. He serves as a director of OneSource Information Services, Inc., a provider of business information, and Sentillion, Inc., a provider of healthcare information technology solutions. Prior to joining us, he served as Chairman, President and Chief Executive Officer of Evidian, a supplier of security and telecommunications management software. Prior to Evidian, he served as Executive Vice President at Polaroid Corporation, where he led the Commercial Imaging and Electronic Imaging businesses. He also held a variety of management positions at Digital Equipment Corporation, a computer company, including Vice President of the office software business. Mr. Ancona holds B.S. and M.S. degrees in electrical engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard University’s Graduate School of Business Administration.

Joseph J. Friscia joined Pegasystems in 1984 and has served as Executive Vice President of Sales and Service from 1987 until January 2004. Prior to joining us, he worked as a money transfer operations manager with Bankers Trust Company and J. Henry Schroder Bank and Trust Company. Mr. Friscia holds a B.A. degree from Long Island University and an M.B.A. degree from Adelphi University. In January 2004, Mr. Friscia resigned from Pegasystems.

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

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER

   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of high and low sales prices of our common stock on the National Association of Security Dealers Automatic Quotation (“Nasdaq”) National Market System for 2003 and 2002. Our common stock is traded under the Nasdaq Symbol “PEGA.” As of January 13, 2004, we had approximately 97 stockholders of record and approximately 4,000 beneficial owners of our common stock. On January 13, 2004, the closing sale price of our common stock was $9.64. We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance future growth, and therefore have not paid dividends, nor do we presently anticipate paying any dividends in the foreseeable future.

	High	Low
2003
First Quarter	$5.87	$3.10
Second Quarter	$8.00	$3.94
Third Quarter	$8.95	$6.69
Fourth Quarter	$8.81	$7.21

	High	Low
2002
First Quarter	$8.59	$4.28
Second Quarter	$11.95	$7.50
Third Quarter	$9.40	$5.20
Fourth Quarter	$7.20	$5.00

Pegasystems did not sell any of its equity securities in 2003 that were not registered under the Securities Act of 1933.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$99,313	$97,408	$95,062	$83,478	$80,961
Income (loss) from operations	14,674	11,476	6,534	(25,952)	(5,920)
Income (loss) before provision for income taxes	21,831	17,197	13,534	(20,556)	(910)
Net income (loss)	17,681	15,297	12,534	(20,856)	(2,410)
Earnings (loss) per share:
Basic	$0.51	$0.45	$0.38	$(0.71)	$(0.08)
Diluted	$0.49	$0.43	$0.37	$(0.71)	$(0.08)
Weighted average number of common shares outstanding:
Basic	34,518	33,835	32,677	29,206	28,947
Diluted	35,757	35,980	33,434	29,206	28,947

	Year- Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,989	$57,393	$33,017	$17,339	$30,004
Investments	19,946	6,053	—	—	—
Working capital	95,979	75,501	57,157	43,758	49,790
Long-term license installments, net	53,666	48,667	43,155	37,401	36,744
Total assets	184,728	157,356	125,072	110,493	124,991
Long-term debt	—	—	—	—	—
Stockholders’ equity	153,172	130,927	104,958	92,063	101,045

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

2003 Overview

Total revenue in 2003 increased 2% to $99.3 million from $97.4 million in 2002 due to an increase in services revenue, which was partially offset by a decrease in license revenue. We signed more new customer license business in 2003 than in 2002. However, the majority of our license revenue in 2003 was from existing customers who chose to renew, add on to, or extend their use of our software. The increase in services revenue in 2003 was primarily due to implementation projects associated with recent new customer license signings. Some of those implementation projects are not yet complete and therefore the associated license revenue has not yet been recognized. Income before provision for income taxes increased to $21.8 million in 2003 from $17.2 million in 2002 primarily due to a $10.3 million improvement in service margins. Net income for 2003 increased to $17.7 million from $15.3 million in 2002 despite an increase in our effective income tax rate. We generated $21.0 million in positive cash flow from operations during 2003, and ended the period with $87.9 million in cash and marketable securities and $82.2 million in combined short and long-term license installment receivables.

We face several challenges to growth in 2004, including an anticipated reduction of license revenue from FDR of approximately $10.6 million and reduced scheduled renewals of term licenses. In addition, because our PegaRULES technology is relatively new, there are risks related to customer acceptance and implementation delays, which could affect the timing and amount of license revenue we are able to recognize. In response to these challenges, we have increased our sales force and the number of engagements with third party partners capable of supplementing our sales and implementation efforts. Consequently, we anticipate incurring significant additional sales and marketing expenses in advance of generating incremental sales and the corresponding revenue. Additionally, our effective income tax rate will increase in 2004, contributing to an expected EPS decline on a year-over-year basis.

Statement of Income Information

The following shows certain items reflected in our Statements of Income as a percentage of total revenue:

	Year ended December 31,
	2003	2002	2001
Software license revenue	58.1%	65.6%	46.3%
Services revenue	41.9	34.4	53.7

Total revenue	100.0	100.0	100.0

Cost of software license	0.4	2.7	3.2
Cost of services	27.2	30.0	39.3

Total cost of revenue	27.6	32.7	42.5

Gross profit	72.4	67.3	57.5

Research and development	21.7	21.9	21.9
Selling and marketing	25.0	23.9	18.4
General and administrative	10.9	9.7	10.3

Total operating expenses	57.6	55.5	50.6

Income from operations	14.8	11.8	6.9
Installment receivable interest income	5.2	5.9	6.5
Other interest income, net	0.8	0.8	0.9
Other income (expense), net	1.2	(0.8)	—

Income before provision for income taxes	22.0	17.7	14.2
Provision for income taxes	4.2	2.0	1.1

Net income	17.8%	15.7%	13.2%

International Revenues

International revenue was 20%, 22%, and 23% of total consolidated revenue in 2003, 2002, and 2001, respectively. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of product acceptances by our customers during a given period. Historically, most of our contracts have been denominated in U.S. dollars. We expect, however, that in the future more of our contracts may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenue

Total revenue for 2003 increased 2% to $99.3 million from $97.4 million for 2002. The increase was due to an increase in services revenue, which was partially offset by a decrease in software license revenue. Total revenue from new customers (i.e., organizational units, divisions, or companies from which we have not previously derived any license revenue) was 24% of total revenue for 2003, compared with 10% in 2002. The increase in services revenue was due primarily to more new license implementation activity in 2003. The decrease in license revenue was due mainly to the reduction in revenue from the restructured arrangement with FDR. The following table summarizes our revenue composition:

(in millions)	Year ended December 31,
	2003	2002
License revenue
Perpetual licenses and licenses accounted for on a subscription basis	$27.5	$35.6
Term license renewals, extensions and additions	30.2	28.3

Total license revenue	57.7	63.9

Services revenue
Implementation, consulting and training services	30.1	24.2
Maintenance	11.5	9.3

Total services revenue	41.6	33.5

Total revenue	$99.3	$97.4

Software license revenue for 2003 decreased 10% to $57.7 million from $63.9 million for 2002. The decrease in license revenue from FDR of $13.3 million was partially offset by an increase in new customer license revenue. License revenue, excluding revenue from FDR, grew 17% in 2003 from 2002. A substantial majority of our software license revenue continues to be from existing customers.

The $8.1 million decrease in perpetual and subscription license in 2003 compared to 2002 was primarily due to a $13.3 million reduction in license revenue from FDR, partially offset by an increase in license revenue from new customers. Under the terms of the perpetual license agreement entered into during the first quarter of 2002, when we restructured our arrangement with FDR, FDR made monthly payments through December 2003. We recognized revenue under the FDR agreement, through the third quarter of 2003. We do not expect to recognize license revenue from this FDR agreement in 2004, however we will continue to earn maintenance revenue. The following table summarizes the revenue we have recognized under the FDR perpetual license and the prior agreements with FDR:

(in millions)	Year ended December 31,
	2003	2002
Perpetual licenses and licenses accounted for on a subscription basis	$10.6	$23.9
Implementation, consulting and training services	0.0	0.8
Maintenance	0.9	0.9

Total revenue	$11.5	$25.6

Term license revenue in 2003 was primarily from customers renewing and extending their use of Pegasystems’ software. Discount rates used to recognize term license revenue vary directly with market interest rates. The discount rates used to recognize term license revenue are estimates of customer borrowing rates at the time license revenue is recognized and averaged 3.25% in 2003. A decrease in the average discount rate resulted in an increase in license revenue of approximately $1.4 million for 2003 versus 2002. If interest rates increase and in turn the discount rates we use to recognize term license revenue increase, we would defer as installment receivable interest a greater portion of the revenue from such new arrangements and recognized license revenue would decrease by the same amount.

In the future, we expect to enter into more perpetual license transactions than term licenses with new customers, the effect of which may be to increase our license revenue and cash flow in the short term and to decrease the amount of revenue and cash flow in the future, unless we are able to expand our current volume of business.

License renewal revenue may be less in 2004 than in 2003 because of the expected decline in license revenue from FDR and the lower value of term licenses scheduled to renew in 2004. In recent years a significant portion of our revenue has been attributable to term license renewals. In 2004, the dollar value of licenses scheduled to renew is materially less than in 2003. Consequently, absent an increase in the volume of license renewals in advance of the scheduled renewal dates or an increase in the scope (and hence the value) of the licenses renewed on schedule, license renewal revenue will be less in 2004 than in 2003. Any increase in early license renewals in 2004 may adversely impact license revenue in subsequent periods.

Services revenue for 2003 increased 24% to $41.6 million from $33.5 million for 2002. The increase was due to more new license implementation activity in 2003 and new customer maintenance revenue. Implementation, consulting and training services in 2003 increased 25% to $30.1 million from $24.2 million for 2002. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Going forward, as we continue to complement our direct selling and support efforts with those of our alliance partners, we do not expect to sustain these rates of services revenue growth. Maintenance revenue in 2003 increased 23% to $11.5 million from $9.3 million in 2002 due primarily to the larger installed base of our software.

Deferred revenue at December 31, 2003 consisted primarily of billed fees from arrangements for which acceptance of the software license or service milestone had not occurred, plus the unearned portion of services revenue and advance payment of maintenance fees. Deferred revenue balances increased to $14.2 million as of December 31, 2003 from $13.3 million as of December 31, 2002. The increase was due primarily to an increase in the unearned portion of services revenue related to new software implementations and advance payments of maintenance fees, partially offset by a decrease in deferred license revenue.

Cost of revenue

Cost of software license of $0.4 million in 2003 related to the amortization of technology we purchased in connection with a business acquisition in 2002. Cost of software license of $2.7 million in 2002 reflected the amortization associated with purchased software under an agreement with FDR as well as the technology purchased in connection with the 2002 business acquisition. The $2.3 million decrease in cost of software license in 2003 was primarily attributable to the completion of the amortization related to the FDR asset in the fourth quarter of 2002.

Cost of services consists primarily of the cost of providing implementation, consulting, maintenance, and training services. Cost of services for 2003 decreased 7% to $27.1 million from $29.2 million in 2002, primarily due to reduced staff costs. Cost of services as a percentage of services revenue decreased to 65% for 2003 from 87% for 2002. The percentage decrease was primarily due to the increase in services revenue and reduced staff costs, which significantly improved employee utilization. Services gross margin was $14.5 million for 2003 compared to $4.3 million in 2002. The increase in services gross margin reflected improved utilization of our professional staff achieved in part through the increased use of third party contractors when necessary to meet higher demand.

Operating expenses

Research and development expenses for 2003 increased 1% to $21.6 million from $21.3 million for 2002. As a percentage of total revenue, research and development expenses remained flat at 22%. The increase in spending was primarily due to increased investment in our PegaRULES technology and applications built upon that technology. Increases in spending on outsourced R&D contractors were partially offset by decreases in staff related costs.

Selling and marketing expenses for 2003 increased 7% to $24.8 million from $23.3 million for 2002. This increase was due to more spending on marketing and sales programs, increased service activities for pre-sales support, such as software demonstrations, and growth in sales and marketing staff from 84 in 2002 to 102 in 2003, partially offset by decreases in sales staff average compensation. As a percentage of total revenue, selling and marketing expense increased to 25% in 2003 from 24% in 2002.

General and administrative expenses for 2003 increased 14% to $10.8 million from $9.5 million for 2002. As a percentage of total revenue, general and administrative expenses increased to 11% for 2003 from 10% for 2002. The increases were due to employee compensation related expenses and corporate governance programs and initiatives. Headcount in administrative services increased from 85 in 2002 to 91 in 2003.

Installment receivable interest income

Installment receivable interest income for 2003, which consists of the portion of all license fees under long-term software license agreements that is attributable to the time value of money, decreased 11% to $5.2 million from $5.8 million for 2002. The decrease was due to a lower average discount rate for our portfolio of term software licenses, partially offset by net growth in the portfolio. A portion of the fee from each license lease arrangement is initially deferred and recognized as installment receivable interest income over the term of the license. For purposes of the present value calculations, the discount rates used are estimates of customer borrowing rates at the time license revenue is recognized, typically below prime rate, and have varied between 3.25% and 8% during the past few years. It is expected that installment receivable interest income will decline further in 2004 because the average discount rate in our license lease portfolio is now lower than it was during 2003. The average rate declined when new license installment receivables were added to the portfolio at lower current market interest rates and replaced older contracts that had higher historical interest rates.

Other interest income, net

Other interest income, net, remained flat at $0.8 million for 2003 as larger invested cash balances and investments in securities were offset by lower interest rates.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gain and losses, was income of $1.2 million for 2003 versus expense of $0.8 million for 2002. The change was due to currency exchange gains in 2003 versus losses in 2002.

Income before provision for income taxes

Income before provision for income taxes increased to $21.8 million for 2003 from $17.2 million in 2002. The $4.6 million increase was primarily due to a $10.3 million improvement in service gross margin, and a $2.0 million increase in other income, offset by a $3.9 million reduction in software license margin, a $3.2 million increase in operating expenses, and a $0.6 million reduction in installment receivable interest income.

Provision for income taxes

Our effective income tax rate has increased from 11% in 2002 to 19% in 2003. We expect that our effective income tax rate in 2004 will be in the range of 35% to 40%, although the final rate will be impacted by the level of taxable income, the application of tax laws, and other variables. The provision for income taxes in 2003 was $4.2 million, compared to $1.9 million in 2002. The provision increased due to higher levels of income before income taxes and lower benefits from the recognition of loss and credit carry forwards in 2003.

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenue

Total revenue for 2002 increased 2% to $97.4 million from $95.1 million for 2001. The increase was due primarily to increases in software license revenue, which were partially offset by decreases in services revenue. License and services revenue from new customers was 10% of total revenue for 2002, compared with 15% for 2001. The decrease in license contracts with new customers adversely impacted our services business for 2002 because we derive a substantial portion of our services revenue from implementation of software licensed by these customers. The following table summarizes our revenue composition:

(in millions)	Year ended December 31,
	2002	2001
License revenue
Perpetual licenses and licenses accounted for on a subscription basis	$35.6	$13.7
Term license renewals, extensions and additions	28.3	30.4

Total license revenue	63.9	44.1

Services revenue
Implementation, consulting and training services	24.2	43.0
Maintenance	9.3	8.0

Total services revenue	33.5	51.0

Total revenue	$97.4	$95.1

Software license revenue for 2002 increased 45% to $63.9 million from $44.1 million for 2001 due primarily to software license renewals by existing customers. The increase in perpetual and subscription license revenue for 2002 was primarily due to a perpetual license agreement entered into with FDR in the first quarter of 2002. That perpetual license agreement replaced a prior term license agreement with FDR under which revenue was being recognized on a subscription basis and which was due to expire in December 2002. Of the $21.9 million increase in perpetual and subscription license revenue for 2002, $17.6 million was due to the FDR perpetual license agreement. The following table summarizes the revenue we have recognized under the FDR perpetual license and the prior agreements with FDR:

(in millions)	Year ended December 31,
	2002	2001
Perpetual licenses and licenses accounted for on a subscription basis	$23.9	$6.3
Implementation, consulting and training services	0.8	5.2
Maintenance	0.9	1.0

Total revenue	$25.6	$12.5

Under the terms of the FDR perpetual license agreement, FDR was required to make monthly payments through December 2003. These payments totaled $3.54 million in each of the four quarters of 2003. We recognized revenue as earned, which was three months in advance of receipt of payments, because while FDR had the contractual right to terminate the agreement, FDR was required to provide us with at least three months advance notice.

Revenues from term software licenses, renewals, extensions, and additions decreased by $2.1 million to $28.3 million for 2002 from $30.4 million for 2001. Included in term software license revenues in the fourth quarter of 2002 was $2.4 million received from Qwest in settlement of a dispute. Discount rates used to recognize term license revenue vary directly with market interest rates. Decreases in the average discount rate resulted in an increase in license revenue of approximately $1.2 million for 2002 versus 2001.

Services revenue for 2002 decreased 34% to $33.5 million from $51.0 million for 2001. The decrease was due primarily to delayed customer spending and a decrease in new customer license transactions. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed to new customers. New customer implementations in 2002 were significantly below 2001.

Deferred revenue at December 31, 2002 consisted primarily of billed fees from arrangements for which acceptance of the software license or service milestone had not occurred, the unearned portion of services revenue and advance payment of maintenance fees. Deferred revenue balances increased to $13.3 million as of December 31, 2002 from $6.2 million as of December 31, 2001, due to payments for software licenses in advance of customer acceptance and advance payment of maintenance fees.

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

Operating expenses

Research and development expenses for 2002 increased 2% to $21.3 million from $20.8 million for 2001. As a percentage of total revenue, research and development expenses remained flat at 22%. The increase in spending was primarily due to increased compensation and staff-related expenses, and continued investment in our PegaRULES business.

Selling and marketing expenses for 2002 increased 33% to $23.3 million from $17.5 million for 2001. As a percentage of total revenue, selling and marketing expenses increased to 24% for 2002 from 18% for 2001. These increases were due to increased staff and marketing program spending in our applications business and investment in our PegaRULES business.

General and administrative expenses for 2002 decreased 3% to $9.5 million from $9.8 million for 2001 due to reduced employee compensation expense and a reduction in the allowance for doubtful accounts of $0.4 million to reflect better collections experience. As a percentage of total revenue, general and administrative expenses remained essentially flat at approximately 10% for 2002.

Installment receivable interest income

Installment receivable interest income for 2002, which consists of the portion of all license fees under long-term software license agreements that is attributable to the time value of money, decreased 6% to $5.8 million from $6.2 million for 2001. The decrease was due to a lower average discount rate for our portfolio of term software licenses. A portion of the fee from each license lease arrangement is initially deferred and recognized as installment receivable interest income over the term of the license. For purposes of the present value calculations, the discount rates used are estimates of customer borrowing rates at the time license revenue is recognized, typically below prime rate, and have varied between 3.25% and 8.0% for the three years ended December 31, 2002.

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

Provision for income taxes

The provision for income taxes in 2002 was $1.9 million, an effective rate of 11%, compared to $1.0 million in 2001, which was an effective rate of 7%. The provision increased primarily due to compensation deductions triggered by stock option exercises in 2002, which were reflected as increases in equity instead of reductions in the provision for income taxes. During 2002 and 2001, our provisions for U.S. federal income tax were generally nominal, due to the recognition of tax benefits associated with our tax loss carry forwards, for which valuation allowances had been provided due to uncertainty regarding their realization.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations and the proceeds of our public stock offerings. At December 31, 2003, we had cash and cash equivalents of $68.0 million, investments of $19.9 million and working capital of $96.0 million.

Net cash provided by operations for 2003 was $21.0 million compared with $27.1 million for 2002. The decrease was primarily due to increases in accounts receivable due to increases in services revenue which increased our average collection period. It has been our experience that customers pay license and maintenance invoices more promptly than consulting services invoices. Although we have been successful in achieving days billed outstanding of 30 days as of December 31, 2003, growth in the consulting services portion of our business or adverse economic conditions may lengthen our collection period further.

Net cash used in investing activities for 2003 was $(14.3) million primarily due to net purchases of marketable debt securities during 2003. This compared with $(7.5) million used in 2002 primarily for similar purchases of marketable debt securities.

On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation for initial consideration valued at $3.9 million, consisting of 569,949 shares of our common stock (155,760 shares of which were deposited into escrow to secure the indemnity obligations of 1mind’s equity holders relating to the transaction) and warrants to purchase for nominal consideration 83,092 shares of our common stock. During the first quarter of 2003, we made a claim against all of the shares in escrow. In April 2003, these shares were returned, retired and cancelled. This resulted in a $0.9 million reduction of goodwill and additional paid in capital in 2003.

Net cash provided by financing activities for 2003 was $3.0 million compared with $4.4 million in 2002. The decrease was primarily due to lower proceeds from employee stock option exercises.

We believe that current cash, cash equivalents, and cash flow from operations will be sufficient to fund our business for at least the next twelve months. Material risks to cash flow from operations include, delayed or reduced cash payments accompanying sales of new licenses or a decline in our services business. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as we require.

As of December 31, 2003, we did not have material commitments for capital or operating expenditures other than operating leases. We lease certain equipment and office space under non-cancelable operating leases. Future minimum rental payments required under the operating leases with non-cancelable terms in excess of one year at December 31, 2003 are as follows:

Years ending December 31,	Operating leases
(in thousands)
2004	$3,698
2005	3,571
2006	3,108
2007	3,070
2008	3,143
2009 and thereafter	15,559

$32,149

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt in connection with our existing term license agreements:

Years ending December 31,	License installments
(in thousands)
2004	$28,565
2005	25,034
2006	19,745
2007	10,740
2008	3,122
2009 and thereafter	578

$87,784

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

Revenue recognition

Our revenue is derived from two primary sources: software license fees and service fees. We offer both perpetual and term software licenses. Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue when the software is delivered, any acceptance required by contract is obtained, and no significant obligations or contingencies exist related to the software, other than maintenance support. Payments subject to refund are recognized as revenue when refund provisions lapse.

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

In certain circumstances, such as when license fees are not fixed or determinable, some term licenses are accounted for on a subscription basis, where revenue is recognized as payments become due over the term of the license.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2003, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have concluded that the fair value of these obligations is negligible and we have not established any related reserves.

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

Accounting for income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the reliability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2003, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on certain deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in either a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Principal differences between our book and tax accounts are related to the treatment of our license transactions. We use the installment method of recognition of licenses for tax purposes, so that to the extent we continue to enter into term license contracts, we establish deferred tax liabilities for such future taxable income. In addition, because we defer recognition of this income into future periods for tax purposes, we have generated substantial tax loss carry forwards which partially offset the related liabilities. We also earn tax credits in various jurisdictions for our ongoing investment in research and development activities.

As our business has grown and generated substantial book and tax profits, we have reduced valuation allowances previously provided for our loss and credit carry forwards. As of December 31, 2003, our remaining valuation allowance related to credits, which we expect will expire before we will be able to utilize them, and to loss carry forwards acquired in the 1mind acquisition, the recognition of which will generally reduce goodwill.

We expect our provision for income taxes in future periods to reflect an effective tax rate significantly higher than past periods.

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

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

First Data Resources accounted for 12%, 26% and 14% of our total consolidated revenue in 2003, 2002 and 2001, respectively. In 2003, another customer accounted for approximately 15% of our total revenue.

Forward-looking statements

This Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may affect future results

We need to close more license transactions with new customers to increase or maintain our current revenue level. In recent years, the majority of our license revenue has been derived from existing customers. We have been particularly dependent on First Data Resources, or FDR, for a significant portion of our revenue during the past few years. With the perpetual license entered into with FDR in 2002, FDR is not likely to represent a large portion of our revenue after 2003. Therefore, it will be necessary for us to close more license transactions with new customers or expand our relationships with existing customers to replace the FDR revenue. In addition, because we derive a substantial portion of our services revenue from implementation of software licensed by new customers, we will need to close more license transactions with new customers if we are to maintain or grow our services revenue. While we increased our license bookings in 2003 as compared to 2002, we will need to continue to grow bookings in the future for us to increase or maintain our 2003 revenue level in 2004 and there can be no assurance that we will be successful in doing so.

The timing of license revenues is often related to the completion of implementation services and product acceptance by the customer, the timing of which has been difficult to predict accurately. Quarterly results have fluctuated and are likely to continue to fluctuate significantly. There can be no assurance that we will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts’ expectations. Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or license renewal in an amount equal to the present value of the total committed payments due during the term. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to twelve months but in some cases significantly longer. We are currently in the process of introducing our new PegaRULES technology. This may result in even lengthier sales and implementation cycles which may adversely affect our financial performance, including recognition of sales staff and commission costs in advance of revenue recognition. This may increase the volatility in our quarterly operating results. Risks over which we have little or no control, including customers’ budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes requested by customers may delay product implementation and revenue recognition.

License renewal revenue may be less in 2004 than in 2003 because of the lower value of term licenses scheduled to renew in 2004. In recent years a significant portion of our revenue has been attributable to term license renewals. In 2004, the dollar value of licenses scheduled to renew is materially less than in 2003. Consequently, absent an increase in the volume of license renewals in advance of the scheduled renewal dates or an increase in the scope (and hence the value) of the licenses renewed on schedule, license renewal revenue will be less in 2004 than in 2003. Any increase in early license renewals in 2004 may adversely impact license revenue in subsequent periods.

In the future, we expect to enter into more perpetual license transactions than term licenses with new customers, the net effect of which may be to increase our license revenue and cash flow in the short term and to decrease the amount of revenue and cash flow in the future, unless we are able to expand our current volume of business. Historically, we have generally licensed our software under term licenses requiring the customer to make monthly payments over the license term. More recently, we have begun selling perpetual licenses to our software with a single license fee being payable at the commencement of the license term. The effect of this change in strategy may be to increase our license revenue and cash flow in the short term but to decrease the amount of revenue and cash flow in the future, unless we are able to expand our overall volume of business.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 20%, 22% and 23% of our total revenue in 2003, 2002 and 2001, respectively. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in continental Europe and Australia. We believe that growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

Foreign currency exposure

We derived approximately 20% of our total revenue in 2003 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is currently offset by the expenses we incur in foreign currencies.

We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $21 million as of December 31, 2003. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of December 31, 2003, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets are license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. The carrying value of $82 million as of December 31, 2003 reflects a weighted average of historic discount rates. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $2.8 million as of December 31, 2003.

We have invested in fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by less than $1 million as of December 31, 2003, due to the relatively short maturities of those investments. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Pegasystems Inc.:

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasystems Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 16, 2004

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share-related data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$67,989	$57,393
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2003 and $507 in 2002	9,602	6,027
Short-term license installments	28,565	32,178
Short-term investments	19,946	5,303
Prepaid expenses and other current assets	727	790

Total current assets	126,829	101,691

Long-term license installments, net of unearned interest income	53,666	48,667
Long-term investments	—	750
Equipment and improvements, net of accumulated depreciation and amortization	992	1,727
Acquired technology, net of accumulated amortization	729	1,079
Purchased software and other assets, net of accumulated amortization	166	196
Goodwill	2,346	3,246

Total assets	$184,728	$157,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued payroll related expenses	$8,886	$7,695
Accounts payable and accrued expenses	7,784	5,220
Deferred revenue	14,180	13,275

Total current liabilities	30,850	26,190

Deferred income taxes	625	—
Other long-term liabilities	81	239

Total liabilities	31,556	26,429

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 45,000,000 shares authorized; 35,212,505 shares and 34,291,389 shares issued and outstanding in 2003 and 2002, respectively	352	343
Additional paid-in capital	117,391	113,488
Stock warrant	374	374
Retained earnings	33,735	16,054
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available for sale	(9)	—
Foreign currency translation adjustments	1,329	668

Total stockholders’ equity	153,172	130,927

Total liabilities and stockholders’ equity	$184,728	$157,356

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Revenue:
Software license	$57,695	$63,922	$44,053
Services	41,618	33,486	51,009

Total revenue	99,313	97,408	95,062

Cost of revenue:
Cost of software license	350	2,661	3,049
Cost of services	27,069	29,207	37,347

Total cost of revenue	27,419	31,868	40,396

Gross profit	71,894	65,540	54,666

Operating expenses:
Research and development	21,592	21,284	20,812
Selling and marketing	24,840	23,308	17,522
General and administrative	10,788	9,472	9,798

Total operating expenses	57,220	54,064	48,132

Income from operations	14,674	11,476	6,534

Installment receivable interest income	5,163	5,774	6,159
Other interest income, net	759	760	826
Other income (expense), net	1,235	(813)	15

Income before provision for income taxes	21,831	17,197	13,534

Provision for income taxes	4,150	1,900	1,000

Net income	$17,681	$15,297	$12,534

Earnings per share, basic	$0.51	$0.45	$0.38
Earnings per share, diluted	$0.49	$0.43	$0.37

Weighted average number of common shares outstanding, basic	34,518	33,835	32,677
Weighted average number of common shares outstanding, diluted	35,757	35,980	33,434

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER

COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Stock Warrant	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity	Comprehensive Income
	Number of Shares	Amount
Balance at January 1, 2001	32,570	$326	$100,886	$2,897	($11,777)	($269)	$92,063

Exercise of stock options	68	1	59	—	—	—	60
Issuance of stock under Employee Stock Purchase Plan	117	1	300	—	—	—	301
Issuance of compensatory stock option	—	—	73	—	—	—	73
Foreign currency translation adjustments	—	—	—	—	—	(73)	(73)	$(73)
Net income	—	—	—	—	12,534	—	12,534	12,534

Balance at December 31, 2001	32,755	328	101,318	2,897	757	(342)	104,958	$12,461

Exercise of stock options	871	8	4,036	—	—	—	4,044
Issuance of stock under Employee Stock Purchase Plan	95	1	389	—	—	—	390
Expiration of stock warrant	—	—	2,897	(2,897)	—	—	—
Tax benefit from exercise of stock options	—	—	1,559	—	—	—	1,559
Issuance of common stock and warrant for acquisition	570	6	3,289	374			3,669
Foreign currency translation adjustments	—	—	—	—	—	1,010	1,010	$1,010
Net income	—	—	—	—	15,297	—	15,297	15,297

Balance at December 31, 2002	34,291	343	113,488	374	16,054	668	130,927	$16,307

Exercise of stock options	976	10	2,412	—	—	—	2,422
Issuance of stock under Employee Stock Purchase Plan	102	1	531	—	—	—	532
Tax benefit from exercise of stock options	—	—	1,859	—	—	—	1,859
Cancellation of stock held in escrow for acquisition	(156)	(2)	(899)	—	—	—	(901)
Foreign currency translation adjustments	—	—	—	—	—	661	661	$661
Net unrealized loss on investments available for sale	—	—	—	—	—	(9)	(9)	(9)
Net income	—	—	—	—	17,681	—	17,681	17,681

Balance at December 31, 2003	35,213	$352	$117,391	$374	$33,735	$1,320	$153,172	$18,333

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$17,681	$15,297	$12,534
Adjustment to reconcile net income to net cash provided by operating activities:
Stock option income tax benefits	1,859	1,559	—
Deferred income taxes	625	(1,000)	—
Depreciation and amortization	1,496	4,992	6,228
Reduction in provision for doubtful accounts	(146)	(353)	—
Issuance of compensatory stock option	—	—	73
Losses on disposal of fixed assets	—	83	153
Change in operating assets and liabilities:
Trade accounts receivable and license installments	(4,871)	(2,248)	(4,581)
Prepaid expenses and other current assets	142	1,525	(714)
Accounts payable and accrued expenses	3,312	204	1,089
Deferred revenue	905	7,041	1,111

Net cash provided by operating activities	21,003	27,100	15,893

Cash flows from investing activities:
Purchase of investments	(46,226)	(6,053)	—
Maturing and called investments	32,324	—	—
Purchase of equipment and improvements	(382)	(1,006)	(561)
Acquisition of 1mind	—	(573)	—
Other long term assets and liabilities	(34)	157	475

Net cash used in investing activities	(14,318)	(7,475)	(86)

Cash flows from financing activities:
Payments under capital lease obligations	—	(81)	(315)
Exercise of stock options	2,422	4,044	60
Proceeds from sale of stock under Employee Stock Purchase Plan	532	390	301

Net cash provided by financing activities	2,954	4,353	46

Effect of exchange rate on cash and cash equivalents	957	398	(175)

Net increase in cash and cash equivalents	10,596	24,376	15,678

Cash and cash equivalents, beginning of year	57,393	33,017	17,339

Cash and cash equivalents, end of year	$67,989	$57,393	$33,017

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$102	$2	$36
Income taxes	$1,027	$724	$1,191
Non-cash financing activity:
Stock issued in business combination	$—	$3,669	$—
Return of shares held in escrow related to business combination	$901	$—	$—

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

Certain amounts in the 2002 consolidated financial statements were reclassified to be consistent with the current presentation.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In certain circumstances, such as when license fees are not fixed or determinable, some term licenses are accounted for on a subscription basis, where revenue is recognized as payments become due over the term of the license.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2003, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Cash and cash equivalents and investments

(in thousands)	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments

U.S. government and agency securities	$16,509	$—	$(12)	$16,497
Commercial paper	3,446	3		3,449

Total investments – available for sale	$19,955	$3	$(12)	$19,946

(in thousands)	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments

U.S. government and agency securities-held to maturity	$6,053	$—	$(8)	$6,045

We consider debt securities with remaining maturities of three months or less, when purchased, to be cash equivalents. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. Securities that we have the ability and intent to hold until maturity are carried at amortized cost, which approximates fair value. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between investment categories. As of December 31, 2003, remaining maturities of marketable debt securities ranged from February 2004 to December 2005. As of December 31, 2002, remaining maturities of marketable debt securities ranged from January 2003 to January 2004. During 2003, $0.8 million of investments held at December 31, 2002 were called by their issuer earlier than their stated maturity date. We hold $1.2 million of restricted cash, invested in money market funds, as collateral for a letter of credit in accordance with an office lease arrangement. As of December 31, 2003, this balance was classified as a cash equivalent.

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

License Installments
(in thousands)
For the calendar year
2004	$28,565
2005	25,034
2006	19,745
2007	10,740
2008	3,122
2009 and thereafter	578

87,784
Deferred license interest income	(5,553)

Total license installments receivable, net	$82,231

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Equipment and improvements, net of accumulated depreciation and amortization

Equipment and improvements are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three years for equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset. Repairs and maintenance costs are expensed as incurred.

(i) Impairment of long-lived assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of undiscounted cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments in 2003, 2002, and 2001.

(j) Research and development and software costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date and, as a result, no internal costs were capitalized during 2003, 2002, and 2001.

Amortization of capitalized software is included in the cost of software license. No amortization expense for internally developed capitalized software costs was charged to cost of software license during 2003, 2002, and 2001.

(k) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share data)	Years Ended December 31,
	2003	2002	2001
Basic
Net income	$17,681	$15,297	$12,534

Weighted average common shares outstanding	34,518	33,835	32,677

Earnings per share-basic	$0.51	$0.45	$0.38

Diluted
Net income	$17,681	$15,297	$12,534

Weighted average common shares outstanding	34,518	33,835	32,677

Effect of assumed exercise of stock options and warrant	1,239	2,145	757

Weighted average common shares outstanding, assuming dilution	35,757	35,980	33,434

Earnings per share-diluted	$0.49	$0.43	$0.37

Outstanding options excluded as impact would be anti-dilutive	4,148	4,023	7,618

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l) Segment reporting

We currently operate in one operating segment – rules based business process management, or BPM, software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States. We derived our operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States) for the years ended December 31:

($ in thousands)	2003		2002		2001
United States	$79,123	80%	$75,617	78%	$73,127	77%
United Kingdom	12,041	12%	14,806	15%	10,040	11%
Europe, other	6,640	7%	3,595	4%	8,968	9%
Other	1,509	1%	3,390	3%	2,927	3%

	$99,313	100%	$97,408	100%	$95,062	100%

In 2003, two customers accounted for approximately 15% and 12% of our total revenue, respectively. In 2002 and 2001, one customer accounted for approximately 26% and 14% of our total revenue, respectively. At December 31, 2003, one customer represented 49% of outstanding trade accounts receivable and one customer represented 16% of long and short-term license installments. At December 31, 2002, one customer represented 22% of outstanding trade accounts receivable and one customer represented 12% of long and short-term license installments.

(m) Stock options

We periodically grant stock options for a fixed number of shares to employees, directors and non-employee contractors with an exercise price equal to the fair market value of the shares at the date of the grant. We account for stock option grants to employees and directors using the intrinsic value method and intend to continue to do so. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant.

At December 31, 2003, we had three stock-based employee compensation plans, which are described more fully in Note 4. No stock-based employee compensation cost is reflected in net income in 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Approximately $0.1 million of stock-based compensation is reflected in net income in 2001. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts)		Years ended December 31,
		2003	2002	2001
Net income, as reported		$17,681	$15,297	$12,534
less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,807)	(7,624)	(12,924)

Pro forma net income (loss)		$10,874	$7,673	$(390)

Earnings (loss) per share:
Basic—as reported		$0.51	$0.45	$0.38
Basic—pro forma		$0.32	$0.23	$(0.01)

Diluted—as reported		$0.49	$0.43	$0.37
Diluted—pro forma		$0.30	$0.21	$(0.01)

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Volatility	71%	77%	100%
Expected option life:
Years from grant	N/A	N/A	5.0
Years from vesting	1.0	1.0	N/A
Interest rate (risk free)	2.56%	2.78%	4.40%
Dividends	None	None	None

For awards granted prior to 2002, a Black-Scholes single-option model using an expected option life from the grant date was used to value grants. For awards in 2002 and subsequent years, a Black-Scholes multiple-option model using an expected option life from the vesting date was used to reflect changes in grant and exercise patterns.

For the portion of pro forma compensation expense disclosed above relating to the Stock Purchase Plan, the weighted average fair values of the options feature implicit in our Purchase Plan offerings in 2003, 2002, and 2001 were $1.82, $2.36, and $1.74, respectively.

The effects on 2003, 2002, and 2001 pro forma net income (loss) and earnings (loss) per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

(n) Fair value of financial instruments

The principal financial instruments held consist of cash equivalents, investments, accounts receivable and accounts payable, capital lease obligations, and license installment receivables arising from license transactions. The carrying values of cash equivalents, investments, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at December 31, 2003 and 2002.

(o) Acquired technology and goodwill

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is provided on a straight-line basis over the assets’ estimated useful lives. As of December 31, 2003 and 2002, intangible assets consisted of technology acquired in a business combination with a carrying value of $0.7 million and $1.1 million and accumulated amortization of $0.7 million and $0.3 million, respectively. Amortization expense for this acquired technology was $0.4 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively. Total amortization expense was $0.4 million, $2.7 million, and $3.0 million in 2001, including amortization of FDR’s ESP software and warrant as described in Note 5.

We expect to recognize approximately $0.4 million of annual amortization expense related to those assets yearly until January 2006.

Goodwill represents the residual purchase price given in a business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing the implied

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value to its carrying value. During the first quarter of 2003, we made a claim against all of the 155,760 common shares in escrow from the acquisition of 1mind Corporation (1mind). In April 2003, the shares were returned, retired and cancelled. This resulted in a $0.9 million reduction of goodwill and additional paid in capital.

(p) Deferred taxes

Deferred taxes are provided for differences in the bases of our assets and liabilities for book and tax purposes and loss carry forwards based on tax rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that some portion of the deferred tax assets will not be realized.

2. VALUATION AND QUALIFYING ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.4 million and $0.5 million, respectively, at December 31, 2003 and 2002. Reductions in 2003 and 2002 are due to improvements in trade accounts receivable and collections of accounts for which reserves had been provided. The following is a roll forward of the allowance for doubtful accounts:

Description	Balance at beginning of year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/ (loss)	Write-offs	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2003	$507	(146)	4	—	$365
Year ended December 31, 2002	$1,034	(353)	6	(180)	$507
Year ended December 31, 2001	$1,037	—	(3)	—	$1,034

3. EQUIPMENT AND IMPROVEMENTS

The cost and accumulated depreciation of equipment and improvements consist of the following at December 31,:

	2003	2002
	(in thousands)
Computer equipment and purchased software	$9,004	$8,895
Furniture and fixtures	2,790	3,005
Leasehold improvements	2,864	2,765
Equipment under capital leases	914	914

	15,572	15,579
Less: accumulated depreciation and amortization	(14,580)	(13,852)

Equipment and improvements, net of accumulated depreciation and amortization	$992	$1,727

Depreciation expense was approximately $1.1 million, $2.3 million, and $3.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. During the year ended December 31, 2003, we recorded

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposals of approximately $0.7 million of furniture and fixtures, computer equipment, and purchased software, resulting in an immaterial loss on disposal. During the year ended December 31, 2002 we recorded disposals of approximately $1.0 million of furniture and fixtures and leasehold improvements, resulting in a loss on disposal of $0.08 million. During the year ended December 31, 2001, we recorded disposals of approximately $7.9 million of furniture and fixtures of leasehold improvements, resulting in a loss on disposal of $0.15 million.

4. STOCKHOLDERS’ EQUITY

(a) Preferred stock

We have authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. Our Board of Directors has authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or preventing a change in control of the Company. We had not issued any shares of preferred stock as of December 31, 2003.

(b) Common stock

We have 45,000,000 authorized shares of common stock at $.01 par value, of which 35,212,505 shares were issued and outstanding at December 31, 2003.

(c) 1994 Long-term incentive plan

In 1994, we adopted a Long-Term Incentive Plan since amended, (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options.

In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. As of December 31, 2003, a total of 13.0 million shares of common stock were reserved for issuance under the 1994 Plan and approximately 1.5 million shares were available for issuance.

The Compensation Committee administers the 1994 plan. Generally the option price per share is determined at the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant.

(d) 1996 Non-employee director stock option plan

The 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) was adopted by the Board of Directors on May 13, 1996 and approved by the stockholders on June 26, 1996. An amendment and restatement of the Director Plan was adopted by the Board of Directors on November 23, 1999. As amended and restated, the Director Plan provides for the grant to each new non-employee Director of Pegasystems on the date he or she first becomes a Director of an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such option to vest in equal annual installments over three years. It also provides for the grant to each non-employee Director at the time of the regular meeting of Directors following the annual stockholders meeting (commencing in 2000) of a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. Prior to amendment and restatement, the Director Plan provided for the grant to each new non-employee Director of

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pegasystems on the date he or she first became a Director of Pegasystems an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. At December 31, 2003, under the Director Plan there were outstanding options to purchase a total of 250,000 shares of common stock and no additional shares were available for issuance. The Compensation Committee administers the Director Plan. We do not plan to issue any additional options under the Director Plan. In 2003, options were granted to non-employee Directors under the 1994 Long-Term Incentive Plan.

(e) 1996 employee stock purchase plan

The 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”) was adopted by the Board of Directors on May 13, 1996 and approved by the stockholders on June 26, 1996. There are 1,000,000 shares of common stock reserved for issuance pursuant to this plan. Under the terms of the Stock Purchase Plan, employees are entitled to purchase shares at 85% of the fair market value of our common stock on either the commencement date or completion date for offerings under the plan, whichever is less. To date, there have been nine offerings under the Stock Purchase Plan and approximately 0.6 million shares have been issued thereunder. The Stock Purchase Plan is tax qualified and no compensation expense related to shares issued under the plan has been recognized in the financial statements.

Stock Options Summary

The following table presents the combined activity for the 1994 Plan and the Director Plan for the years ended December 31:

	2003		2002		2001
(in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options at beginning of year:	7,983	$7.79	8,617	$7.56	7,537	$8.83
Granted	1,894	4.64	901	7.42	2,300	4.10
Exercised	(974)	2.49	(872)	4.64	(68)	0.50
Canceled	(463)	8.62	(663)	8.57	(1,152)	8.91

Outstanding options at end of year	8,440	7.65	7,983	7.79	8,617	7.56

Exercisable options at end of year	5,754	8.68	5,404	7.86	4,415	7.46
Weighted average fair value of options granted during the year		$2.47		$4.74		$2.87

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.33 — 4.11	2,157	8.06	$3.49	658	$2.41
4.13 — 6.68	2,088	6.70	4.65	1,661	4.60
6.69 — 7.75	1,950	6.30	7.63	1,410	7.69
7.78 — 25.75	2,245	5.94	14.44	2,025	14.76

	8,440			5,754

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PURCHASED SOFTWARE AND WARRANT AGREEMENTS WITH FDR

In 1997, we entered into Software License and Support and Warrant Agreements with First Data Resources, Inc. (“FDR”). In accordance with the Software License and Support Agreement, we were granted a license for access to and the use of the designs, specifications and code of FDR’s ESP product. As consideration for this right, we paid FDR $10.0 million. This amount was recorded as purchased software on the accompanying consolidated balance sheets. In connection with the Software License and Support Agreement, we gave a warrant to FDR to purchase 284,876 shares of our common stock at a purchase price of $28.25 per share which represented the fair market value of the common stock on the date of the agreement. The warrant became exercisable on June 27, 1998 and expired during the fourth quarter of 2002. The warrant was valued at $2.9 million. We amortized the value of the purchased software and the warrant on a pro rata basis over the initial 5 1/2 year term of the agreement. During the years ended December 31, 2002 and 2001, we recorded amortization expense of approximately $2.3 million per year, related to the ESP software and warrant. The asset was fully amortized during 2002.

6. COMMITMENTS AND CONTINGENCIES

We lease certain equipment and office space under non-cancelable operating leases with various extension dates through 2013. Rent expense under operating leases is recognized on a straight-line basis. Future minimum rental payments required under operating leases with non-cancelable terms in excess of one year at December 31, 2003 are as follows:

Years ending December 31,	(in thousands)
2004	$3,698
2005	3,571
2006	3,108
2007	3,070
2008	3,143
2009 and thereafter	15,559

$32,149

Total rent expense under operating leases was approximately $3.9 million, $5.1 million, and $4.5 million, for the years ended December 31, 2003, 2002, and 2001, respectively.

We are a party in various contractual disputes, litigation and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

7. INCOME TAXES

The components of income before provision for income taxes are as follows for the years ended December 31:

	2003	2002	2001
	(in thousands)
Domestic	$20,986	$16,183	$12,214
Foreign	845	1,014	1,320

Total	$21,831	$17,197	$13,534

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes for the years ended December 31, consist of the following:

	2003	2002	2001
	(in thousands)
Current:
Federal	$2,765	$2,166	$146
State	335	87	—
Foreign	425	647	854

Total current	3,525	2,900	1,000

Deferred:
Federal	553	(1,000)	—
State	72	—	—
Foreign	—	—	—

Total deferred	625	(1,000)	—

Total provision	$4,150	$1,900	$1,000

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit and tax credits	1.0	.3	—
Permanent differences	.6	4.0	1.5
Tax effects on foreign activities	(.1)	1.0	2.1
Valuation allowance reversal	(17.5)	(29.2)	(31.2)

Effective income tax rate	19.0%	11.1%	7.4%

Deferred income taxes at December 31, 2003 and 2002 reflect the net tax effects of net operating loss and tax credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes. The components of our net deferred tax assets (liabilities) as of December 31, are as follows:

	2003	2002
	(in thousands)
Software revenue	$(28,638)	$(28,331)
Depreciation	789	748
Vacation accrual	334	267
Receivable and other reserves	3,207	1,254
Net operating loss carry forward	20,225	28,737
Tax credits	6,514	5,819

Net deferred tax assets	2,431	8,494
Less valuation allowances	3,056	8,494

	$(625)	$—

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance has been provided for certain deferred tax assets since it is uncertain if we will realize the entire benefit of the assets. The decrease in the valuation allowance during the year resulted from the generation of additional future taxable temporary differences and the utilization of U.S. net operating tax losses. Of the valuation allowance at December 31, 2003, approximately $0.4 million was related to acquired tax loss and credit carry forwards, which if utilized will reduce goodwill. In addition, these acquired tax benefits are subject to limitation by the provisions of Section 382 of the Internal Revenue Code. Of the valuation allowance at December 31, 2003, approximately $0.7 million was related to tax benefits generated on exercise of stock options, which will be recorded directly to equity when realized. During the years ended December 31, 2003, 2002, and 2001, approximately $3.8 million, $5.0 million, and $4.2 million of valuation allowances were reversed through the statements of income, respectively.

At December 31, 2003, we had alternative minimum tax (“AMT”), and research and experimentation (“R&E”) net credit carry forwards for federal and state purposes of approximately $6.5 million, available to offset future taxable income. The carry forward period for the AMT credit is unlimited. The R&E credit carry forwards generally expire from 2004 to 2023.

As of December 31, 2003, we have available U.S. net operating loss carry forwards of approximately $51.1 million. The operating loss carry forwards expire from 2004 to 2020. These carry forwards may be used to offset future income taxes payable at the federal and state levels, if any, and are subject to review by the U.S. Internal Revenue Service and various state taxing authorities.

A provision has not been made for the U.S. or additional foreign taxes on $2.6 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because we plan to keep these amounts permanently reinvested overseas.

8. EMPLOYEE BENEFIT PLAN

We sponsor a retirement plan for qualifying employees. This Plan is a 401(k) defined contribution plan. We provide a discretionary matching profit sharing contribution. The contributions paid by us aggregated approximately $0.6 million in 2003, $0.4 million in 2002, and $0.2 million in 2001.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue	$25,625	$25,487	$25,111	$23,090
Gross profit	19,141	18,874	17,632	16,247
Income from operations	6,337	4,178	3,595	564
Income before provision for income taxes	7,704	5,918	5,239	2,970
Net income (1)	6,804	3,918	3,441	3,518
Earnings per share-basic	$0.20	$0.11	$0.10	$0.10
Earnings per share-diluted	$0.19	$0.11	$0.10	$0.10

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue	$24,211	$26,667	$25,565	$20,965
Gross profit	16,276	18,393	17,541	13,330
Income from operations	2,388	3,707	4,025	1,356
Income before provision for income taxes	3,638	4,853	5,128	3,578
Net income	3,438	4,603	4,826	2,430
Earnings per share-Basic	$0.10	$0.14	$0.14	$0.07
Earnings per share-Diluted	$0.10	$0.13	$0.13	$0.07

(1)	Approximately $1.8 million of valuation allowance related to certain tax credits was reversed during the fourth quarter of 2003.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. ACQUISITION

On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation (“1mind”) for initial consideration of $3.7 million consisting of 569,949 shares of our common stock (155,760 shares of which were deposited into escrow to secure the indemnity obligations of 1mind’s equity holders relating to the transaction) and warrants to purchase 83,092 shares of common stock for nominal consideration. We believe that the acquisition will help increase our penetration of the healthcare and insurance markets, strengthen our management and delivery teams and deepen our product offerings. The acquisition of 1mind was accounted for as a purchase and the operations of 1mind have been included in our consolidated financial statements from the date of acquisition. Results of operations would not have changed materially for 2002 or 2001 if 1mind had been acquired on January 1, 2002 or 2001. The cash flow impact of $573 thousand from this acquisition was transaction costs of $614 thousand less cash acquired of $41 thousand. The purchase price allocation is based on the report of an independent appraiser. The purchase agreement included provisions for additional consideration, which we are not obligated to pay because of the performance of the acquired business since the acquisition date.

(in thousands, except for share-related data)
Shares issued (a)	$3,295
Warrants issued (b)	374

Total purchase price	$3,669

Current assets, including cash of $41	$207
Equipment and improvements	143
Acquired technology (c)	1,400
Goodwill (d)	3,246
Current liabilities	(563)
Long-term liabilities	(150)
Transaction costs	(614)

$3,669

(a)	569,949 common shares of Pegasystems Inc. valued at approximately $5.78 per share, the average of closing prices as reported by Nasdaq for the three days before and after January 29, 2002, the date of agreement.
(b)	Warrants to purchase, for nominal consideration, 83,092 common shares of Pegasystems Inc., valued at approximately $4.50 per warrant using a Black-Scholes model.
(c)	Acquired technology results from an appraisal report of 1mind intangible assets. This asset is being amortized over its expected useful life of four years.
(d)	This asset is considered to have an indeterminate life and amortization is not provided. This asset is subject to an annual impairment test, which is conducted annually in November. No impairment adjustments have been required. Goodwill and additional paid-in capital were reduced in 2003 by $0.9 million due to the return of shares which had been held in escrow pending determination of the final purchase price made by the sellers.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2004 Annual Stockholders Meeting under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2004 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our 2004 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of conduct that applies to all of our employees, including our principle executive officer, principle financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the headings “Directors Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2004 Annual Stockholders Meeting under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2004 Annual Stockholders Meeting under the heading “Independent Auditors Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The following consolidated financial statements are included in Item 8:

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

(b) Reports on Form 8-K

On October 24, 2003, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the quarter ended September 30, 2003.

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
Christopher Sullivan
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: February 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 16, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CHRISTOPHER SULLIVAN Christopher Sullivan	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ HENRY ANCONA Henry Ancona	President, Chief Operating Officer and Director

/s/ RICHARD H. JONES Richard H. Jones	Vice Chairman

/s/ ALEXANDER V. D’ARBELOFF Alexander V. d’Arbeloff	Director

/s/ STEVEN F. KAPLAN Steven F. Kaplan	Director

/s/ WILLIAM H. KEOUGH William H. Keough	Director

/s/ EDWARD A. MAYBURY Edward A. Maybury	Director

James P. O’Halloran	Director

Edward B. Roberts	Director

/s/ WILLIAM WYMAN William Wyman	Director

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.		Description

3.3*		Restated Articles of Organization of the Registrant.

3.4*		Restated By-Laws of the Registrant.

4.1*		Specimen Certificate Representing the Common Stock.

10.1		Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 1999 annual stockholders meeting and incorporated herein by reference.)

10.2		1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 1999 annual stockholders meeting and incorporated herein by reference.)

10.3		1996 Employee Stock Purchase Plan. (Filed in Registrant’s Proxy Statement for its 1998 annual stockholders meeting and incorporated herein by reference.)

10.13	*	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture.

10.14	*	Amendment Number 1 to Lease Agreement dated August 7, 1994 between the Registrant and Riverside Office Park Joint Venture.

10.15		Warrant Agreement dated June 27, 1997 by and between the Registrant and First Data Resources Inc. (Filed as exhibit 10.15 to the Registrant’s 1997 Form 10-K and incorporated herein by reference.)

10.16	**	Employment Agreement dated May 10, 2001 between the Registrant and Joseph Friscia. (Filed as exhibit 10.1 to the Registrant’s June 30, 2001 Form 10-Q and incorporated herein by reference.)

10.17		Agreement and Release dated November 2, 2001 by and between the Registrant and Carreker Corporation. (Filed as exhibit 10.17 to the Registrant’s 2001 Form 10-K. Confidential treatment requested as to certain portions and incorporated herein by reference.)

10.18		Asset Purchase Agreement dated January 29, 2002 by and among the Registrant and 1mind Corporation, 1mind.com, LLC, and all of the equity holders of 1mind Corporation. (Filed as exhibit 2.0 to the Registrant’s February 6, 2002 Form 8-K and incorporated herein by reference.)

10.19		Refreshed Software License and Support Agreement dated March 1, 2002 by and between the Registrant and First Data Resources Inc. (Filed as exhibit 10.1 to the Registrant’s March 31, 2002 Form 10-Q. Confidential treatment requested as to certain portions and incorporated herein by reference.)

10.20	**	Executive Employment Agreement dated July 25, 2002 between Registrant and Henry Ancona. (Filed as exhibit 10.1 to the Registrant’s September 30, 2002 Form 10-Q and incorporated herein by reference.)

10.21		Asset Purchase Agreement dated January 29, 2002 between Registrant and 1mind Corporation. (Filed as exhibit 2.0 to the Registrant’s February 21, 2002 Form 8-K and incorporated herein by reference.)

10.22		Form of Warrant issued pursuant to 1mind Asset Purchase Agreement. (Filed as exhibit 2.1 to the Registrant’s December 3, 2002 Form 8-K/A and incorporated herein by reference.)

10.23		Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

1

Exhibit No.		Description
10.24		Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

+10.25	**	Description of agreement between the Registrant and Joseph Friscia entered into in January 2004.

+21.1		Subsidiaries of the Registrant

+23.1		Independant Auditors’ Consent—Deloitte & Touche LLP.

+31.1		Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2		Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32.1		Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

+32.2		Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference to the same exhibit number.
**	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.
+	Filed herewith.

2