Form 10-Q
period 2004-03-31
PEGASYSTEMS INC
filed 2004-04-29
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes  ☒    No  ☐

There were 35,534,595 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 12, 2004.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share-related amounts)

	March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$72,492	$67,989
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2004 and $365 in 2003	13,773	9,602
Short-term license installments	29,623	28,565
Short-term investments	19,876	19,946
Prepaid expenses and other current assets	1,065	727

Total current assets	136,829	126,829

Long-term license installments, net of unearned interest income	44,357	53,666
Equipment and improvements, net of accumulated depreciation and amortization	1,212	992
Acquired technology, net of accumulated amortization	642	729
Other assets	147	166
Goodwill	2,346	2,346

Total assets	$185,533	$184,728

Liabilities and Stockholders’ Equity
Current liabilities
Accrued payroll related expenses	$5,380	$8,886
Accounts payable and accrued expenses	8,427	7,784
Deferred revenue	13,870	14,180

Total current liabilities	27,677	30,850

Deferred income taxes	975	625
Other long-term liabilities	81	81

Total liabilities	28,733	31,556

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized; 35,529,295 shares and 35,212,505 shares issued and outstanding in 2004 and 2003, respectively	355	352
Additional paid-in capital	119,412	117,391
Stock warrants	211	374
Retained earnings	35,477	33,735
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on investments available for sale	18	(9)
Foreign currency translation adjustments	1,327	1,329

Total stockholders’ equity	156,800	153,172

Total liabilities and stockholders’ equity	$185,533	$184,728

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenue
Software license	$9,663	$16,198
Services	14,993	9,427

Total revenue	24,656	25,625

Cost of revenue
Cost of software license	88	88
Cost of services	6,651	6,396

Total cost of revenue	6,739	6,484

Gross profit	17,917	19,141

Operating expenses
Research and development	5,484	4,760
Selling and marketing	7,818	5,534
General and administrative	2,936	2,510

Total operating expenses	16,238	12,804

Income from operations	1,679	6,337

Installment receivable interest income	707	1,200
Other interest income, net	303	206
Other (expense), net	(7)	(39)

Income before provision for income taxes	2,682	7,704
Provision for income taxes	940	900

Net income	$1,742	$6,804

Earnings per share
Basic	$0.05	$0.20
Diluted	$0.05	$0.19

Weighted average number of common and common equivalent shares outstanding
Basic	35,390	34,353
Diluted	37,121	35,039

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,742	$6,804
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option income tax benefits	374	—
Deferred income taxes	350	—
Depreciation and amortization	288	474
Changes in operating assets and liabilities:
Trade accounts receivable and license installments	3,836	(7,285)
Prepaid expenses and other current assets	(111)	7
Accounts payable and accrued expenses	(2,874)	(964)
Deferred revenue	(310)	4,809

Net cash provided by operating activities	3,295	3,845

Cash flows from investing activities:
Purchase of investments	(12,595)	(2,257)
Maturing and called investments	11,445	2,771
Sale of investments	1,247	—
Purchase of equipment and improvements	(413)	(6)
Other long-term assets and liabilities	19	57

Net cash used in investing activities	(297)	565

Cash flows from financing activities:
Exercise of stock options	1,486	353

Net cash provided by financing activities	1,486	353

Effect of exchange rate on cash and cash equivalents	19	(5)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,503	4,758

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,989	57,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,492	$62,151

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Pegasystems Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Business

We develop, market, license and support software that enables transaction intensive organizations to manage a broad array of business processes. We also offer consulting, training and maintenance support services to facilitate the installation and use of our products.

(b) Management estimates and reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant assets and liabilities with reported amounts based on estimates include trade and installment accounts receivable, long-term license installments, deferred income taxes and deferred revenue.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2004, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Cash and cash equivalents and investments

(in thousands)	March 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments
U.S. government and agency securities	$14,622	$20	$—	$14,642
Commercial paper	5,236		$(2)	5,234

Total investments – Available-for-sale	$19,858	$20	$(2)	$19,876

We consider debt securities with remaining maturities of three months or less, when purchased, to be cash equivalents. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. Securities that we have the ability and intent to hold until maturity are carried at amortized cost, which approximates fair value. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between investment categories. As of March 31, 2004, remaining maturities of marketable debt securities ranged from June 2004 to March 2006. We hold $1.2 million of restricted cash, invested in money market funds, as collateral for a letter of credit in accordance with an office lease arrangement. As of March 31, 2004, this balance was classified as a cash equivalent.

(g) Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk consist of short-term cash investments, trade accounts receivable and license installments receivable. We record long-term license installments in accordance with our revenue recognition policy, which results in long-term installment receivables from customers (due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings). We grant credit to customers who are located throughout the world. We perform credit evaluations of customers and generally do not request collateral from customers. Amounts due under long-term license installments as of March 31, 2004, are as follows:

License Installments
(in thousands)
For the calendar year
Remainder of 2004	$17,883
2005	26,093
2006	20,394
2007	11,483
2008	3,315
2009 and thereafter	1,038

80,206
Deferred license interest income	(6,226)

Total license installments receivable,net	$73,980

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Impairment of long-lived assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of undiscounted cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments during the quarters ended March 31, 2004 and 2003.

(j) Research and development and software costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date and, as a result, no internal costs were capitalized during the quarters ended March 31, 2004 and 2003.

Amortization of capitalized software is included in the cost of software license. No amortization expense for internally developed capitalized software costs was charged to cost of software license during the quarters ended March 31, 2004 and 2003.

(k) Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share data)	Three months ended March 31,
	2004	2003
Basic
Net income	$1,742	$6,804

Weighted average common shares outstanding	35,390	34,353

Earnings per share - basic	$0.05	$0.20
Diluted
Net income	$1,742	$6,804

Weighted average common shares outstanding	35,390	34,353
Effect of assumed exercise of stock options and warrants	1,731	686

Weighted average common shares outstanding, assuming dilution	37,121	35,039

Earnings per share - diluted	$0.05	$0.19

Outstanding options excluded as impact would be anti-dilutive	1,395	4,622

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l) Segment reporting

We currently operate in one operating segment – rules based business process management, or BPM, software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States. We derived our operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States) for the three months ended March 31,:

($ in thousands)	2004		2003
United States	$15,900	65%	$21,790	85%
United Kingdom	5,970	24%	954	4%
Europe, other	1,241	5%	2,526	10%
Other	1,545	6%	355	1%

	$24,656	100%	$25,625	100%

For the quarter ended March 31, 2004, two customers accounted for approximately 17% and 15% of our total revenue, respectively. For the quarter ended March 31, 2003, two customers accounted for approximately 30% and 15% of our total revenue, respectively.

(m) Stock options

We periodically grant stock options for a fixed number of shares to employees, directors and non-employee contactors with an exercise price equal to the fair market value of the shares at the date of the grant. We account for stock option grants to employees and directors using the intrinsic value method and presently intend to continue to do so. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee or director must pay to exercise the award. The measurement date for employee and director awards is generally the date of grant.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options summary

The following table presents combined activity for stock options for the three months ended March 31, 2004:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding options at beginning of period	8,440	$7.65
Granted	110	8.91
Exercised	(288)	5.17
Canceled	(355)	12.74

Outstanding options at end of period	7,907	7.52

Exercisable options at end of period	5,578	8.48
Weighted average fair value of options granted during the period		$3.39

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at March 31, 2004:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.33 - 4.11	2,004	7.88	$3.52	699	$2.69
4.13 - 6.69	1,983	6.44	4.70	1,663	4.67
6.74 - 7.84	2,251	6.07	7.69	1,734	7.74
7.85 - 25.75	1,669	6.10	15.46	1,482	16.34

	7,907			5,578

The following are the pro forma net income and income per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

(in thousands, except per share amounts)	Three months ended March 31,
	2004	2003
Net income, as reported	$1,742	$6,804
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,009)	(1,668)

Pro forma net income	$733	$5,136

Earnings per share:
Basic—as reported	$0.05	$0.20
Basic—pro forma	$0.02	$0.15
Diluted—as reported	$0.05	$0.19
Diluted—pro forma	$0.02	$0.15

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2004	2003
Volatility	60%	75%
Expected option life-years from vest	1.0	1.0
Interest rate (risk free)	2.40%	2.86%
Dividends	None	None

The effects on three months ended March 31, 2004 and 2003 pro forma net income and net income per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

(n) Fair value of financial instruments

The principal financial instruments held consist of cash equivalents, investments, accounts receivable and accounts payable, capital lease obligations, and license installment receivables arising from license transactions. The carrying values of cash equivalents, investments, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximated carrying value at March 31, 2004 and December 31, 2003.

(o) Acquired technology and goodwill

Intangible assets are recorded at cost and principally represent technology acquired in a business combination. Amortization is provided on a straight-line basis over the assets’ estimated useful lives. As of March 31, 2004 and December 31, 2003, intangible assets consisted of technology acquired in a business combination with a carrying value of $0.6 million and $0.7 million and accumulated amortization of $0.8 million and $0.7 million, respectively. Amortization expense for this acquired technology was $0.1 million for each of the quarters ended March 31, 2004 and March 31, 2003. We expect to recognize approximately $0.4 million of annual amortization expense related to these assets yearly until January 2006.

Goodwill represents the residual purchase price paid in a business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing the implied fair value to its carrying value. During the first quarter of 2003, we made a claim against all of the 155,760 common shares in escrow from the acquisition of 1mind Corporation (1mind). In April 2003, the shares were returned, retired and cancelled. This resulted in a $0.9 million reduction of goodwill and additional paid in capital.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. VALUATION AND QUALIFYING ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.4 million and $0.4 million at March 31, 2004 and December 31, 2003, respectively. The following is a summary of the activity of the allowance for doubtful accounts:

Description	Balance at beginning of year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/ (loss)	Write-offs	Balance at end of period
	(in thousands)
Allowance for doubtful accounts:
Three months ended March 31, 2004	$365	—	—	—	$365
Year ended December 31, 2003	$507	(146)	4	—	$365

4. EQUIPMENT AND IMPROVEMENTS

The cost and accumulated depreciation of equipment and improvements consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Computer equipment and purchased software	$9,415	$9,004
Furniture and fixtures	2,799	2,790
Leasehold improvements	2,906	2,864
Equipment under capital leases	914	914

	16,034	15,572
Less: accumulated depreciation and amortization	(14,822)	(14,580)

Equipment and improvements, net of accumulated depreciation and amortization	$1,212	$992

Depreciation expense was approximately $0.4 million for the quarters ended March 31, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Total revenue in the first quarter of 2004 decreased 4% to $24.7 million from $25.6 million for the first quarter of 2003 due to a decrease in license revenue, which was partially offset by an increase in services revenue. The increase in services revenue in the first quarter of 2004 was primarily due to the completion of fixed price service projects with respect to which, under our revenue recognition policies, we generally only recognize services revenue to the extent of direct costs incurred until completion at which time we recognize as revenue any profits on the project. The increase in services revenue in the first quarter of 2004 was also due to implementation services associated with recent new customer license signings. The decrease in license revenue was due in part to an anticipated $3.5 million decline in license revenue from First Data Resources (“FDR”).

Income before provision for income taxes decreased to $2.7 million in the first quarter of 2004 from $7.7 million in the first quarter of 2003 primarily due to a $6.5 million reduction in license gross margin, a $3.4 million increase in operating expenses partially offset by a $5.3 million improvement in service margins. Net income for the first quarter of 2004 decreased to $1.7 million from $6.8 million for the first quarter of 2003. We ended the first quarter of 2004 with $92.4 million in cash and marketable securities and $74.0 million in combined short and long-term license installment receivables.

We face several challenges to growth in 2004, including an anticipated reduction of license revenue from FDR of approximately $10.6 million and reduced scheduled renewals of term licenses. In response to these challenges, we have increased our sales force and the number of engagements with third party partners capable of supplementing our sales and implementation efforts. Consequently, we anticipate incurring significant additional sales and marketing expenses in advance of generating incremental sales and the corresponding revenue. Additionally, our effective tax rate is approaching statutory rates in 2004, higher than in prior periods, contributing to an expected earnings per share decline on a year-over-year basis.

Revenue

Our total revenue for the first quarter of 2004 decreased 4% to $24.7 million from $25.6 million for the first quarter of 2003. The decrease was due to a $6.5 million decrease in license revenue, partially offset by a $5.6 million increase in services revenue. The following table summarizes our revenue composition:

(in millions)	Three months ended March 31,
	2004	2003
License revenue
Term license renewals, extensions and additions	$2.2	$11.1
Perpetual and subscription licenses	7.5	5.1

Total license revenue	9.7	16.2

Services revenue
Implementation, consulting and training services	11.6	6.8
Maintenance	3.4	2.6

Total services revenue	15.0	9.4

Total revenue	$24.7	$25.6

Total license revenue for the first quarter of 2004 decreased to $9.7 million from $16.2 million for the first quarter of 2003. The decrease in total license revenue was the result of an $8.9 million decrease in term license renewals, extensions and additions, partially offset by a $2.4 million increase in perpetual and subscription licenses. The decrease in total license revenue was due in part to an increase of $2.6 million in the amount sold to customers as licenses but recognized as services revenue. This resulted from customer transactions involving both a software license and the provision of services. After those transactions were entered into, we provided more services to the customer than initially contemplated. In such situations, under our revenue recognition policies, we generally recognize as license revenue only the residual revenue from the transaction remaining after revenue has been allocated to the fair value of the services provided. A majority of our license revenue in the first quarter of 2004 was attributable to our new PegaRULES technology.

The $8.9 million decrease in term license renewals, extensions and additions reflects an unusually large amount of such revenue in the first quarter of 2003, primarily attributable to one large financial institution renewing and extending its use of Pegasystems software. The decrease also reflects the lesser value of scheduled renewals in the first quarter of 2004. In recent years, a significant portion of our revenue has been attributable to term license renewals. In 2004, the dollar value of licenses scheduled to renew is materially less than in 2003. Consequently, absent an increase in the volume of license renewals in advance of the scheduled renewal dates, or an increase in the scope (and the value) of the licenses renewed on schedule, license renewal revenue will be less in 2004 compared to 2003. Any increase in early license renewals in 2004 may adversely impact license revenue in subsequent periods.

The $2.4 million increase in perpetual and subscription revenue was primarily due to license transactions with both new and existing customers, partially offset by a $3.5 million reduction in license revenue from FDR.

In the future, we expect to enter into more perpetual license transactions than term licenses with new customers, the effect of which may be to increase our license revenue and cash flow in the short term and to decrease the amount of revenue and cash flow in the future, unless we are able to expand our current volume of business.

Services revenue for the first quarter of 2004 increased 59% to $15.0 million from $9.4 million for the first quarter of 2003. Implementation, consulting and training services increased 68% to $11.6 million in the first quarter of 2004 from $6.8 million for the first quarter of 2003, primarily due to the completion of fixed price service projects with respect to which, under our revenue recognition policies, we generally only recognize services revenue to the extent of direct costs incurred until completion at which time we recognize as revenue any profits on the project. The increase in services revenue in the first quarter of 2004 was also due to implementation services associated with recent new customer license signings. Typically, we derive a substantial portion of our services revenue from services provided in connection with the implementation of software licensed by new customers. Maintenance services revenue for the first quarter of 2004 increased 34% to $3.4 million from $2.6 million for the first quarter of 2003 due to a larger installed base of software.

Deferred revenue at March 31, 2004, consisted primarily of advance payment of maintenance fees and the billed fees from arrangements for which acceptance of the software license or service milestone had not occurred. Deferred revenue balances decreased to $13.9 million as of March 31, 2004, from $14.2 million as of December 31, 2003. The decrease was primarily due to the recognition of revenue on the completion of several large projects in the first quarter of 2004, partially offset by an increase in advance payment of maintenance fees.

International revenue was 35% of total revenue for the first quarter of 2004 and 15% for the first quarter of 2003. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. Historically, most of our customer transactions have been denominated in U.S. dollars. We expect, however, that in the future more of our customer transactions may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Cost of revenue

Cost of software license includes the amortization of technology we purchased in connection with a business acquisition in 2002 and was unchanged in the first quarter of 2004 from the first quarter of 2003. As a percentage of software license revenue, cost of software license revenue was less than 1% for the first quarter of 2004 and for the first quarter of 2003.

Cost of services consists primarily of the cost of providing implementation, consulting, maintenance, and training services. Cost of services for the first quarter of 2004 increased 4% to $6.7 million from $6.4 million for the first quarter of 2003, primarily due to increased use of third party implementation services contractors. Cost of services as a percentage of services revenue decreased to 44% for the first quarter of 2004 from 68% for the first quarter of 2003 due to increased services revenue. Service gross margin was $8.3 million for the first quarter of 2004, as compared to $3.0 million for the first quarter of 2003. The increase in services gross margins reflects recognition of margin on completed services engagements and improved utilization of our professional services staff achieved in part through the increased use of third party contractors when necessary to meet higher demand.

Operating expenses

Research and development expenses for the first quarter of 2004 increased 15% to $5.5 million from $4.8 million for the first quarter of 2003. As a percentage of total revenue, research and development expenses increased to 22% for the first quarter of 2004 compared to 19% for the first quarter of 2003. The increase in research and development expenses was primarily due to increased use of independent contractor engineers working on our new PegaRULES platform and related applications.

Selling and marketing expenses for the first quarter of 2004 increased 41% to $7.8 million, from $5.5 million in the first quarter of 2003. As a percentage of total revenue, selling and marketing expenses increased to 32% for the first quarter of 2004 from 22% for the first quarter of 2003. Such increases were primarily due to the hiring of additional sales personnel, partially offset by a decrease in spending on marketing programs.

General and administrative expenses for the first quarter of 2004 increased 17% to $2.9 million from $2.5 million for the first quarter of 2003. As a percentage of total revenue, general and administrative expenses increased to 12% for the first quarter of 2004 from 10% for the first quarter of 2003. Such increases were primarily due to increased spending on audit and internal audit activities and compliance with the requirements of the Sarbanes-Oxley Act of 2002 and related regulations. We expect an increased level of spending in these areas to continue for the foreseeable future.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all license fees under term software license agreements attributable to the time value of money, decreased 41% in the first quarter of 2004 to $0.7 million from $1.2 million for the first quarter of 2003. The decrease was due to a lower average discount rate for our portfolio of term software licenses. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 8.0% during the past few years.

Other interest income, net

Other interest income, net increased to $0.3 million for the first quarter of 2004 from $0.2 million for the first quarter of 2003 due primarily to increased cash and investment balances.

Income before provision for income taxes

Income before provision for income taxes decreased 65% to $2.7 million for the first quarter of 2004 from $7.7 million for the first quarter of 2003 due to a $6.5 million decrease in license revenue and increased operating expenses of $3.4 million partially offset by a $5.3 million improvement in services gross margin.

Provision for income taxes

Our effective income tax rate increased from 12% in the first quarter of 2003 to 35% in the first quarter of 2004. The provision for income taxes was $0.9 million in the first quarter of 2003 and in the first quarter of 2004 due to lower income before income taxes in the first quarter of 2004.

Liquidity and Capital Resources

We have funded our operations primarily from cash flow from operations and the proceeds of our public stock offerings. At March 31, 2004, we had cash and cash equivalents of $72.5 million, investments of $19.9 million and working capital of $109.3 million.

Net cash provided by operations for the first quarter of 2004 was $3.3 million compared with $3.8 million for the first quarter of 2003. The decrease was primarily due to a decrease in net income and an increase in accounts receivable. Our accounts receivable days billings outstanding increased from 30 days as of December 31, 2003 to 35 days as of March 31, 2004.

Net cash used in investing activities for the first quarter of 2004 was $(0.3) million and related primarily to purchases of equipment. This compares with $0.6 million of cash provided by investing activities in the first quarter of 2003 primarily from maturing investments in excess of purchases of investments.

Net cash provided by financing activities for the first quarter of 2004 was $1.5 million compared with $0.4 million for the first quarter of 2003. The increase was due to higher proceeds from employee stock option exercises.

We believe that current cash, cash equivalents, and cash flow from ongoing operations will be sufficient to fund our operations for at least the next twelve months. Material risks to additional cash flow from operations include declines in services revenue and delayed or reduced cash payments accompanying sales of new licenses. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as we require.

As of March 31, 2004, we did not have material commitments for capital or operating expenditures other than operating leases. We lease certain equipment and office space under non-cancelable operating leases. Future minimum rental payments required under the operating leases with non-cancelable terms in excess of one year at March 31, 2004 are as follows:

Operating Leases
(in thousands)
For the calendar year
Remainder of 2004	$2,491
2005	3,390
2006	3,438
2007	3,400
2008	3,473

2009 and thereafter	15,972

$32,164

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt in connection with our existing term license agreements:

License Installments
(in thousands)
For the calendar year
Remainder of 2004	$17,883
2005	26,093
2006	20,394
2007	11,483
2008	3,315

2009 and thereafter	1,038

$80,206

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2004, we had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have concluded that the fair value of these obligations is negligible and we have not established any related reserves.

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

Accounting for income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2004, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on certain deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in either a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Principal differences between our book and tax accounts are related to the treatment of our license transactions. We use the installment method of recognition of licenses for tax purposes, so that to the extent we continue to enter into term license contracts, we establish deferred tax liabilities for such future taxable income. In addition, because we defer recognition of this income into future periods for tax purposes, we have generated substantial tax loss carry forwards, which partially offset the related liabilities. We also earn tax credits in various jurisdictions for our ongoing investment in research and development activities.

As our business has grown and generated substantial book and tax profits, we have reduced valuation allowances previously provided for our loss and credit carry forwards. As of March 31, 2004, our remaining valuation allowance related to credits, which we expect will expire before we will be able to utilize them, and to loss carry forwards acquired in the 1mind acquisition, the recognition of which will generally reduce goodwill.

We expect our provision for income taxes in current and future periods to reflect an effective tax rate significantly higher than past periods.

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

Significant customers

During the first quarter of 2004, two customers accounted for approximately 17% and 15% of our total revenue, respectively. During the first quarter of 2003, two customers accounted for approximately 30% and 15% of our total revenue, respectively.

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

License renewal revenue may be less in 2004 than in 2003 because of the lower value of term licenses scheduled to renew in 2004. In recent years a significant portion of our revenue has been attributable to term license renewals. In 2004, the dollar value of licenses scheduled to renew is materially less than in 2003. Consequently, absent an increase in the volume of license renewals in advance of the scheduled renewal dates or an increase in the scope (and hence the value) of the licenses renewed on schedule, license renewal revenue will likely be less in 2004 than in 2003. Any increase in early license renewals in 2004 may adversely impact license revenue in subsequent periods.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent auditors must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Foreign currency exposure

We derived approximately 35% of our total revenue in 2004 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is currently offset by the expenses we incur in foreign currencies.

We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $26 million as of March 31, 2004. A ten percent change in currency exchange rates would change by approximately $3 million the carrying value of those net assets as reported on our balance sheet as of March 31, 2004, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets are license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at a fixed rate equal to the discount rate in effect when the license revenue was recognized. We believe that at current market interest rates, the fair market value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. The carrying value of license installments receivable of $74 million as of March 31, 2004 reflects a weighted average of historic discount rates. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair market value of our license installments receivable by approximately $2.4 million as of March 31, 2004.

We have invested in fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair market value of our marketable debt securities by less than $1 million as of March 31, 2004, due to the relatively short maturities of those investments. Changes in market rates and the related impact on the fair market value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, our management recognized that improvements were necessary to our disclosure controls and procedures relating to how we document our customer agreements, which at present are complex and varied. Based on this evaluation and subject to the foregoing limitations, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information:

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b)	Reports on Form 8-K:

On February 17, 2004, we furnished a Current Report on Form 8-K under item 12 containing a press release announcing our results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: April 28, 2004	By:	/s/ Alan Trefler
Chairman and Chief Executive Officer (principal executive officer)

Date: April 28, 2004	By:	/s/ Christopher Sullivan
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.