Form 10-Q
period 2004-06-30
PEGASYSTEMS INC
filed 2004-07-28
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

There were 35,759,283 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 22, 2004.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share-related amounts)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and equivalents	$49,957	$67,989
Short-term investments	45,263	19,946

Total cash and short-term investments	95,220	87,935
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2004 and 2003	9,937	9,602
Short-term license installments	33,128	28,565
Prepaid expenses and other current assets	1,221	727

Total current assets	139,506	126,829

Long-term license installments, net of unearned interest income	44,733	53,666
Equipment, furniture and improvements, net of accumulated depreciation and amortization	1,208	992
Acquired technology, net of accumulated amortization	554	729
Other assets	144	166
Goodwill	2,346	2,346

Total assets	$188,491	$184,728

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued payroll related expenses	$5,285	$8,886
Accounts payable and accrued expenses	8,087	7,784
Deferred revenue	13,224	14,180

Total current liabilities	26,596	30,850

Deferred income taxes	1,875	625
Other long-term liabilities	81	81

Total liabilities	28,552	31,556

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000,000 shares authorized; 35,759,283 shares and 35,212,505 shares issued and outstanding in 2004 and 2003, respectively	358	352
Additional paid-in capital	120,791	117,391
Stock warrants	211	374
Retained earnings	37,599	33,735
Accumulated other comprehensive income (loss):
Net unrealized loss on short-term investments	(183)	(9)
Foreign currency translation adjustments	1,163	1,329

Total stockholders’ equity	159,939	153,172

Total liabilities and stockholders’ equity	$188,491	$184,728

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Software license	$11,677	$15,937	$21,340	$32,134
Services	12,363	9,550	27,357	18,977

Total revenue	24,040	25,487	48,697	51,111

Cost of revenue:
Cost of software license	87	88	175	175
Cost of services	6,028	6,525	12,680	12,921

Total cost of revenue	6,115	6,613	12,855	13,096

Gross profit	17,925	18,874	35,842	38,015

Operating expenses:
Research and development	4,826	5,438	10,311	10,198
Selling and marketing	7,838	6,379	15,656	11,912
General and administrative	2,754	2,879	5,689	5,389

Total operating expenses	15,418	14,696	31,656	27,499

Income from operations	2,507	4,178	4,186	10,516

Installment receivable interest income	680	1,350	1,387	2,550
Other interest income, net	466	130	769	335
Other (expense) income, net	(371)	260	(378)	221

Income before provision for income taxes	3,282	5,918	5,964	13,622
Provision for income taxes	1,160	2,000	2,100	2,900

Net income	$2,122	$3,918	$3,864	$10,722

Earnings per share:
Basic	$0.06	$0.11	$0.11	$0.31

Diluted	$0.06	$0.11	$0.10	$0.30

Weighted average number of common and common equivalent shares outstanding:
Basic	35,648	34,337	35,521	34,345

Diluted	37,055	35,516	37,095	35,261

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,864	$10,722
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option income tax benefits	634	252
Deferred income taxes	1,250	1,100
Depreciation and amortization	687	860
Reduction in provision for doubtful accounts receivable	—	(90)
Changes in operating assets and liabilities:
Trade accounts receivable and license installments	3,915	(9,222)
Prepaid expenses and other current assets	(396)	258
Accounts payable and accrued expenses	(3,258)	1,537
Deferred revenue	(956)	5,222

Net cash provided by operating activities	5,740	10,639

Cash flows from investing activities:
Purchase of investments	(36,698)	(3,620)
Maturing and called investments	9,350	4,799
Sale of investments	1,749	—
Purchase of equipment, furniture and improvements	(617)	(84)
Other long-term assets and liabilities	17	(20)

Net cash (used in) provided by investing activities	(26,199)	1,075

Cash flows from financing activities:
Proceeds from sale of stock under Employee Stock Purchase Plan	329	253
Exercise of stock options	2,280	419

Net cash provided by financing activities	2,609	672

Effect of exchange rate on cash and equivalents	(182)	346

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(18,032)	12,732

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	67,989	57,393

CASH AND EQUIVALENTS, END OF PERIOD	$49,957	$70,125

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Pegasystems Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

(d) Revenue recognition

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

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our services revenue is comprised of fees for software implementation, consulting, maintenance and training services. Our software implementation and consulting agreements typically require us to provide services for a fixed fee or at an hourly rate. Revenues for time and material projects are recognized as services are delivered and fees are billed. Until the fair value of the elements of a contract can be determined, the recognition of services revenue for fixed-price projects is limited to amounts equal to direct costs incurred, resulting in no gross profit. We do not have a reliable track record for accurately estimating the time and resources needed to complete fixed-price service projects. As a result, determination of the fair values of the elements of the contract has generally occurred late in the implementation process, typically when implementation is complete and remaining services are no longer significant to the project. If the fair values of the elements of a contract are then apparent, the remaining revenue and profit associated with the fixed-price services elements will be recognized when the project is completed. To the extent that a software license is included in the contract, any residual amounts remaining after revenue is allocated to the services elements are recorded as license revenues. All costs of services are expensed as incurred.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2004, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Cash and equivalents and short-term investments

	June 30, 2004
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and equivalents:
Cash	$5,065	$—	$—	$5,065
Certificates of deposit	12,871	—	—	12,871
Money market mutual funds	1,321	—	—	1,321
Auction rate securities	30,700	—	—	30,700

Cash and equivalents	$49,957	$—	$—	$49,957

Short-term investments:
U.S. government and agency securities	$32,865	$—	$(139)	$32,726
Corporate bonds	12,581	—	(44)	12,537

Short-term investments	$45,446	$—	$(183)	$45,263

Cash and equivalents and short-term investments	$95,403	$—	$(183)	$95,220

	December 31, 2003
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and equivalents:
Cash	$8,250	$—	$—	$8,250
Certificates of deposit	6,608	—	—	6,608
Money market mutual funds	39,132			39,132
Fixed income mutual funds	13,999	—	—	13,999

Cash and equivalents	$67,989	$—	$—	$67,989

Short-term investments:
U.S. government and agency securities	$16,509	$—	$(12)	$16,497
Corporate bonds	3,446	3	—	3,449

Short-term investments	$19,955	$3	$(12)	$19,946

Cash and equivalents and short-term investments	$87,944	$3	$(12)	$87,935

We consider debt securities with remaining maturities of three months or less, when purchased, to be cash equivalents. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between investment categories. As of June 30, 2004, remaining maturities of marketable debt securities ranged from zero to thirty months. As of December 31, 2003 remaining maturities of marketable debt securities ranged from two to twenty-four months. We hold $0.6 million of restricted cash, invested in money market funds, as collateral for a letter of credit in accordance with an office lease arrangement. As of June 30, 2004, this balance was classified as a cash equivalent.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Basic
Net income	$2,122	$3,918	$3,864	$10,722

Weighted average common shares outstanding	35,648	34,337	35,521	34,345

Basic earnings per share	$0.06	$0.11	$0.11	$0.31

Diluted
Net income	$2,122	$3,918	$3,864	$10,722

Weighted average common shares outstanding	35,648	34,337	35,521	34,345
Effect of assumed exercise of stock options and warrants	1,407	1,179	1,574	916

Weighted average common shares outstanding, assuming dilution	37,055	35,516	37,095	35,261

Diluted earnings per share	$0.06	$0.11	$0.10	$0.30

Outstanding options excluded as impact would be anti-dilutive	1,528	4,181	1,383	4,429

(g) Segment reporting

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

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2004		2003		2004		2003
United States	$13,689	57%	$21,571	85%	$29,589	61%	$43,360	85%
United Kingdom	1,988	8%	2,049	8%	7,958	16%	3,003	15%
Europe, other	5,951	25%	1,680	6%	7,192	15%	4,206	2%
Other	2,412	10%	187	1%	3,958	8%	542	3%

	$24,040	100%	$25,487	100%	$48,697	100%	$51,111	100%

During the three months ended June 30, 2004, one customer represented 20% of our total revenue. During the three months ended June 30, 2003, two customers represented 27% and 15% of our total revenue, respectively. During the six months ended June 30, 2004, one customer accounted for approximately 11% of our total revenue. During the six months ended June 30, 2003, two customers accounted for approximately 28% and 15% of our total revenue, respectively.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Stock options

We periodically grant stock options for a fixed number of shares to employees, directors and non-employee contractors with an exercise price equal to the fair market value of the shares at the date of the grant. We account for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee or director must pay to exercise the award. The measurement date for employee and director awards is generally the date of grant.

Stock options granted to non-employee contractors are accounted for using the fair value method. Under the fair value method, compensation associated with stock awards to non-employee contractors is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date of non-employee contractor awards is generally the date performance of services is complete.

Stock options summary

The following table presents combined activity for stock options for the three months ended March 31, 2004 and June 30, 2004:

	Three months ended March 31, 2004		Three months ended June 30, 2004
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding options at beginning of period	8,440	$7.65	7,907	$7.52
Granted	110	8.91	297	8.29
Exercised	(288)	5.17	(176)	4.51
Canceled	(355)	12.74	(110)	9.13

Outstanding options at end of period	7,907	7.52	7,918	7.60

Exercisable options at end of period	5,578	8.48	5,689	8.41

Weighted average fair value of options granted during the period	$3.39		$2.62

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.33 - 4.22	2,477	7.10	$3.69	1,319	$3.43
4.27 - 7.75	3,070	6.17	6.51	2,385	6.48
7.78 - 18.56	2,328	6.31	12.87	1,942	13.78
19.19 - 25.75	43	5.62	25.38	43	25.38

	7,918			5,689

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the pro forma net income and income per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$2,122	$3,918	$3,864	$10,722
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(601)	(1,841)	(1,610)	(3,509)

Pro forma net income	$1,521	$2,077	$2,254	$7,213

Earnings per share:
Basic—as reported	$0.06	$0.11	$0.11	$0.31
Basic—pro forma	$0.04	$0.06	$0.06	$0.21

Diluted—as reported	$0.06	$0.11	$0.10	$0.30
Diluted—pro forma	$0.04	$0.06	$0.06	$0.20

The fair values of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	2004	2003
Volatility	48%	80%
Expected option life-years from vest	1.0	1.0
Interest rate (risk free)	3.20%	2.12%
Dividends	None	None

The effects on three and six months ended June 30, 2004 and 2003 pro forma net income and net income per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

3. VALUATION AND QUALIFYING ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.4 million at June 30, 2004 and December 31, 2003. The following is a summary of the activity of the allowance for doubtful accounts:

Description	Balance at beginning of year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/ (loss)	Write-offs	Balance at end of period
	(in thousands)
Allowance for doubtful accounts:
Six months ended June 30, 2004	$365	—	—	—	$365
Year ended December 31, 2003	$507	(146)	4	—	$365

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Total revenue decreased 5% to $48.7 million for the first half of 2004 from $51.1 million for the first half of 2003 due to a decrease in license revenue, which was partially offset by an increase in services revenue. A majority of our revenue in the first half of 2004 continued to be from existing customers who chose to add on to, renew or extend their use of our software. However, during the first half of 2004 we derived 35% of our total revenue from new customers. The decrease in license revenue in the first half was due to a decrease in term license renewals, extensions and additions, and to the anticipated decline in license revenue from First Data Resources (“FDR”). Like other companies in our industry, we have been experiencing delays in customer signings and lengthy negotiations. The increase in services revenue in the first half of 2004 was primarily due to implementation services associated with new licenses and to maintenance services associated with an expanded installed base of software.

We are facing several challenges to growth in 2004, including an anticipated reduction of license revenue from FDR of approximately $10.6 million and reduced scheduled renewals of term licenses. In response to these challenges, we have increased our sales force and the number of third party partners capable of supplementing our sales and implementation efforts. Consequently, we anticipate incurring significant additional sales and marketing expenses in advance of generating incremental sales. Additionally, our effective tax rate is approaching statutory rates in 2004, higher than in prior periods, contributing to an expected earnings per share decline on a year-over-year basis.

Income before provision for income taxes decreased to $6.0 million in the first half of 2004 from $13.6 million in the first half of 2003 primarily due to a $10.8 million reduction in license gross margin, a $4.2 million increase in operating expenses, partially offset by an $8.6 million improvement in service margins. Net income for the first half of 2004 decreased to $3.9 million from $10.7 million for the first half of 2003. We ended the first half of 2004 with $95.2 million in cash and short-term investments compared to $87.9 million at the end of 2003, and $77.9 million in combined short and long-term license installment receivables compared to $82.2 million at the end of 2003.

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Revenue

Total revenue for the second quarter of 2004 decreased 6% to $24.0 million from $25.5 million for the second quarter of 2003. Total revenue for the first half of 2004 decreased 5% to $48.7 million from $51.1 million for the first half of 2003. The decreases were due to declines in license revenue, partially offset by increases in services revenue. The following table summarizes our revenue composition:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
License revenue
Term license renewals, extensions and additions	$5.6	$11.3	$7.8	$22.4
Perpetual and subscription licenses	6.1	4.6	13.5	9.7

Total license revenue	11.7	15.9	21.3	32.1

Services revenue
Implementation, consulting and training services	8.4	7.0	20.0	13.8
Maintenance	3.9	2.6	7.4	5.2

Total services revenue	12.3	9.6	27.4	19.0

Total revenue	$24.0	$25.5	$48.7	$51.1

Total license revenue for the second quarter of 2004 decreased to $11.7 million from $15.9 million for the second quarter of 2003. The decrease in total license revenue was the result of a $5.7 million decrease in term license renewals, extensions and additions, and a $3.5 million decline in license revenue from FDR, partially offset by a $5.0 million increase in other perpetual and subscription licenses. Approximately half of our license revenue in the second quarter of 2004 was from products based on our new PegaRULES technology. Software license revenue for the first half of 2004 decreased to $21.3 million from $32.1 million for the first half of 2003. The decrease in total license revenue for the first half was the result of a $14.6 million decrease in term license renewals, extensions and additions, and a $7.1 million decline in license revenue from FDR, offset by a $10.9 million increase in other perpetual and subscription license revenue.

The $5.7 million decrease in term license renewals, extensions and additions reflects an unusually large amount of such revenue in the second quarter of 2003, primarily attributable to one large financial institution renewing and extending its use of our software. The decrease also reflects the lesser value of scheduled renewals in the second quarter of 2004. In recent years, a significant portion of our revenue has been attributable to term license renewals. In 2004, the dollar value of licenses scheduled to renew is materially less than in 2003. Consequently, absent an increase in the volume of license renewals in advance of the scheduled renewal dates, or an increase in the scope (and the value) of the licenses renewed on schedule, license renewal revenue will be less in 2004 as a whole compared to 2003. Any increase in mid-term license renewals in 2004 may adversely impact license revenue in subsequent periods. In a change from the past, we are presently entering into more perpetual license transactions than term licenses with new customers, the effect of which may be to increase our license revenue and cash flow in the short term.

Services revenue for the second quarter of 2004 increased 29% to $12.4 million from $9.6 million for the second quarter of 2003. Implementation, consulting and training services increased $1.4 million to $8.4 million in the second quarter of 2004 from $7.0 million for the second quarter of 2003, primarily due to new license implementations. Services revenue for the first half of 2004 increased 44% to $27.4 million from $19.0 million for the first half of 2003. Implementation, consulting and training services increased $6.2 million to $20.0 million from $13.8 million for the first half of 2003 primarily due to new license implementations. Typically, we derive a substantial portion of our services revenue from services provided in connection with the implementation of new software licenses. Maintenance services revenue for the second quarter of 2004 increased $1.3 million to $3.9 million from $2.6 million for the second quarter of 2003. Maintenance revenue for the first half of 2004 increased $2.2 million to $7.4 million from $5.2 million for the first half of 2003. The increase in maintenance revenue was due to a larger installed base of software and improved pricing for maintenance support.

Deferred revenue at June 30, 2004, consisted primarily of advance payment of maintenance fees and the billed fees from arrangements for which acceptance of the software license or service milestone had not occurred. Deferred revenue balances decreased to $13.2 million as of June 30, 2004, from $14.2 million as of December 31, 2003. The decrease was primarily due to the recognition of revenue on the completion of projects in the first half of 2004, partially offset by an increase in advance payment of maintenance fees.

International revenue was 43% of total revenue for the second quarter of 2004 and 15% for the second quarter of 2003. International revenue was 39% of total revenue for the first half of 2004 and 15% for the first half of 2003. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. Historically, most of our customer transactions have been denominated in U.S. dollars. We expect, however, that in the future more of our customer transactions may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Cost of revenue

Cost of software license includes the amortization of technology we purchased in connection with a business acquisition in 2002 and was unchanged in the second quarter and first half of 2004 from the second quarter and first half of 2003. As a percentage of software license revenue, cost of software license revenue was less than 1% for the second quarter and first half of 2004 and for the second quarter and first half of 2003.

Cost of services consists primarily of the cost of providing implementation, consulting, maintenance, and training services. Cost of services for the second quarter of 2004 decreased 8% to $6.0 million from $6.5 million for the second quarter of 2003, primarily due to redeployment of some services staff to pre-sales support and product development activities. Cost of services as a percentage of services revenue decreased to 49% for the second quarter of 2004 from 68% for the second quarter of 2003. Service gross margin was $6.3 million for the second quarter of 2004, as compared to $3.0 million for the second quarter of 2003. The increase in services gross margin reflects recognition of margin on completed services engagements and improved utilization of our professional services staff achieved in part through the increased use of third party contractors when necessary to meet higher demand.

Cost of services for the first half of 2004 decreased 2% to $12.7 million from $12.9 million for the first half of 2003, primarily due to redeployment of some services staff to pre-sales support and product development activities. Cost of services as a percentage of services revenue decreased to 46% for the first half of 2004 from 68% for the first half of 2003. The percentage decrease was primarily due to increased services revenue and to reduced compensation and contracted services expenses. Service gross margin was $14.7 million for the first half of 2004, as compared to $6.1 million for the first half of 2003. The increase in services gross margin reflects recognition of margin on completed services engagements and improved utilization of our professional services staff achieved in part through the increased use of third party contractors when necessary to meet higher demand.

Operating expenses

Selling and marketing expenses for the second quarter of 2004 increased 23% to $7.8 million from $6.4 million for the second quarter of 2003. For the first half of 2004, selling and marketing expenses increased 31% to $15.7 million from $11.9 million for the first half of 2003. These planned increases were due to the hiring of additional sales personnel, partially offset by a decrease in marketing program spending. The effort to hire additional sales personnel commenced in the second half of 2003. As a percentage of total revenue, selling and marketing expenses increased to 33% for the second quarter of 2004, compared to 25% for the second quarter of 2003, and increased to 32% for the first half of 2004, compared to 23% for the first half of 2003. These increases were due to the combined effect of increased spending and lower total revenue.

Research and development expenses for the second quarter of 2004 decreased 11% to $4.8 million from $5.4 million for the second quarter of 2003. As a percentage of total revenue, research and development expenses for the second quarter of 2004 decreased to 20% compared to 21% for the second quarter of 2003. These decreases were primarily due to the completion of certain large projects in early 2004, which led to temporarily reduced use of contractors and reduced employee compensation expense. Research and development expenses for the first half of 2004 increased 1% to $10.3 million from $10.2 million for the first half of 2003 primarily due to the increased use of contractors in the first quarter of 2004 to complete work on various projects related to our new products, partially offset by reduced incentive compensation expense. Our increased use of contractors and outsourced activity when required for product development projects has increased the variability of our research and development expenses.

General and administrative expenses for the second quarter of 2004 decreased 4% to $2.8 million from $2.9 million for the second quarter of 2003. As a percentage of total revenue, general and administrative expenses remained unchanged at 11% for the second quarter of 2004 and 2003. General and administrative expenses for the first half of 2004 increased 6% to $5.7 million from $5.4 million for the first half of 2003. As a percentage of total revenue, general and administrative expenses increased to 12% for the first half of 2004 compared to 11% for the first half of 2003. Such increases were primarily due to increased spending during the first half of 2004 on audit activities and compliance with the requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees under software license agreements attributable to the time value of money, decreased in the second quarter of 2004 to $0.7 million from $1.4 million for the second quarter of 2003. Installment receivable interest income for the first half of 2004 decreased to $1.4 million from $2.6 million for the first half of 2003. The decrease was due to a lower average discount rate for our portfolio of term software licenses. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 8.0% during the past few years.

Other interest income, net

Other interest income increased to $0.5 million for the second quarter of 2004 from $0.1 million for the second quarter of 2003. Other interest income increased to $0.8 million for the first half of 2004 compared to $0.3 million for the first half of 2003. These increases were primarily due to increased cash and investment balances.

Other (expense) income, net

Other (expense) income, net, which consists mostly of currency exchange gain and losses, was $0.4 million expense for the second quarter of 2004 versus $0.3 million income for the second quarter of 2003. Other (expense) income, net, was $0.4 million expense for the first half of 2004 compared to $0.2 million income for the first half of 2003. The change was due to currency exchange losses in 2004 versus gains in 2003, and expenses in 2004 associated with restructuring our investment portfolio.

Income before provision for income taxes

Income before provision for income taxes decreased 45% to $3.3 million for the second quarter of 2004 from $5.9 million for the second quarter of 2003. Income before provision for income taxes decreased to $6.0 million for the first half of 2004 compared to $13.6 million for the first half of 2003. This decrease was due to a $10.8 million decrease in license revenue, a $4.2 million increase in operating expenses primarily due to investments in sales and marketing, a $1.3 million decrease in other income and expenses, partially offset by an $8.6 million improvement in services gross margin.

Provision for income taxes

The provision for income taxes decreased to $1.2 million, a 35% effective tax rate, in the second quarter of 2004 from $2.0 million, a 34% effective tax rate, in the second quarter of 2003 due to lower income before provision for income taxes in the second quarter of 2004. The provision for income taxes for the first half of 2004 was $2.1 million, a 35% effective rate, compared to $2.9 million, a 21% effective rate, for the first half of 2003. The net decrease was due to a decrease in income before provision for income taxes partially offset by an increase in the effective tax rate in 2004. The effective tax rate increased as a result of benefits recognized in the first quarter of 2003 from the reversal of previously established valuation allowances on loss and credit carry forwards.

Liquidity and Capital Resources

We have funded our operations primarily from cash flow from operations. At June 30, 2004, we had cash and equivalents and short-term investments of $95.2 million, a $7.3 million increase from $87.9 million at December 31, 2003. Working capital was $112.9 million at June 30, 2004, a $16.9 million increase from $96.0 million at December 31, 2003.

Net cash provided by operations for the first half of 2004 was $5.7 million compared with $10.6 million for the first half of 2003. The decrease was primarily due to a decrease of $6.9 million in net income.

Net cash used in investing activities for the first half of 2004 was $26.2 million compared with $1.1 million provided by investing activities in the first half of 2003. This change was primarily due to increased purchases of short-term investments.

Net cash provided by financing activities for the first half of 2004 was $2.6 million compared with $0.7 million for the first half of 2003. The increase was due to higher proceeds from employee stock option exercises.

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

As of June 30, 2004, we did not have material commitments for capital or operating expenditures other than operating leases. We lease certain equipment and office space under non-cancelable operating leases. Future minimum rental payments required under the operating leases with non-cancelable terms in excess of one year at June 30, 2004 were as follows:

For the calendar year	Operating Leases (in thousands)
Remainder of 2004	$1,741
2005	3,375
2006	3,428
2007	3,397
2008	3,470
2009 and thereafter	15,967

$31,378

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt in connection with our existing term license agreements:

For the calendar year	License Installments (in thousands)
Remainder of 2004	$16,699
2005	28,490
2006	22,431
2007	11,392
2008	3,493
2009 and thereafter	1,071

$83,576

Critical accounting policies and estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition and deferred revenue,

•	Allowance for doubtful accounts, and

•	Accounting for income taxes.

A full discussion of these accounting policies is included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

During the second quarter of 2004, one customer accounted for approximately 20% of our total revenue. During the second quarter of 2003, two customers accounted for approximately 27% and 15% of our total revenue, respectively. During the first half of 2004, one customer accounted for approximately 11% of our total revenue. During the first half of 2003, two customers accounted for approximately 28% and 15% of our total revenue, respectively.

Forward-looking statements

This Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may affect future results

We need to close more license transactions with new customers to increase or maintain our current revenue level. In recent years, the majority of our license revenue has been derived from existing customers. We have been particularly dependent on First Data Resources, or FDR, for a significant portion of our revenue during the past few years. With the perpetual license entered into with FDR in 2002, FDR is not likely to represent a large portion of our revenue in the future. Therefore, it will be necessary for us to close more license transactions with new customers or expand our relationships with existing customers to replace the FDR revenue. In addition, because we derive a substantial portion of our services revenue from implementation of software licensed by new customers, we will need to close more license transactions with new customers if we are to maintain or grow our services revenue. While we increased our license bookings in 2004 and 2003 as compared to 2002, we will need to continue to grow bookings in the future for us to increase or maintain our 2003 revenue level in 2004 and there can be no assurance that we will be successful in doing so.

The timing of license revenues is often related to the completion of implementation services and product acceptance by the customer, the timing of which has been difficult to predict accurately. Quarterly results have fluctuated and are likely to continue to fluctuate significantly. There can be no assurance that we will be profitable on an annual or quarterly basis or that earnings or revenues will meet analysts’ expectations. Fluctuations may be particularly pronounced because a significant portion of revenues in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or, in the case of term licenses, license renewal. Customers generally do not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to twelve months but in some cases significantly longer. We are currently in the process of introducing our new PegaRULES technology. This may result in even lengthier sales and implementation cycles which may adversely affect our financial performance, including recognition of sales staff and commission costs in advance of revenue recognition. This may increase the volatility in our quarterly operating results. Risks over which we have little or no control, including customers’ budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes requested by customers may delay product implementation and revenue recognition.

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

In the future, we expect to enter into more perpetual license transactions than term licenses with new customers, the net effect of which may be to increase our license revenue and cash flow in the short term and to decrease the amount of revenue and cash flow in the future, unless we are able to expand our overall volume of business. Historically, we have generally licensed our software under term licenses requiring the customer to make monthly payments over the license term. More recently, we have begun selling perpetual licenses to our software with a single license fee being payable at the commencement of the license. The effect of this change in strategy may be to increase our license revenue and cash flow in the short term but to decrease the amount of revenue and cash flow in the future, unless we are able to expand our overall volume of business.

Our stock price has been volatile. The market price of our common stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, statements and ratings by financial analysts, and overall market performance, will have a significant effect on the price for shares of our common stock.

Our quarterly operating results have varied considerably in the past and are likely to vary considerably in the future. We plan selling and marketing, product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

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

We have historically sold to the financial services and healthcare markets. These markets are continuing to consolidate, and face uncertainty due to many other factors. We have historically derived a significant portion of our revenue from customers in the financial services and healthcare markets, and our future growth depends, in part, upon increased sales to these markets. Competitive pressures, industry consolidation, decreasing operating margins within these industries, currency fluctuations, geographic expansion and deregulation affect the financial condition of our customers and their willingness to pay. In addition, customers’ purchasing patterns are somewhat discretionary. As a result, some or all of the factors listed above may adversely affect the demand by customers. The financial services market is undergoing intense domestic and international consolidation. Consolidation may interrupt normal buying behaviors and increase the volatility of our operating results. In recent years, several customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance.

We depend on certain key personnel, and must be able to attract and retain qualified personnel in the future. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales, and marketing personnel, including Mr. Alan Trefler, our Chief Executive Officer. The loss of key personnel could adversely affect financial performance. We do not have any significant key-man life insurance on any officers or employees and do not plan to obtain any. Our success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain our products is limited, and competition for their services is intense, and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to do so, our business, operating results, and financial condition could be materially adversely affected.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 39% of our total revenue in the first half of 2004, 20% in 2003, and 22% in 2002. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in continental Europe and Australia. We believe that growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

Foreign currency exposure

We derived approximately 39% of our total revenue for the six months ending June 30, 2004 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is currently offset by the expenses we incur in foreign currencies.

We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $28 million as of June 30, 2004. A ten percent change in currency exchange rates would change by approximately $3 million the carrying value of those net assets as reported on our balance sheet as of June 30, 2004, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets are license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at a fixed rate equal to the discount rate in effect when the license revenue was recognized. We believe that at current market interest rates, the fair market value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. The carrying value of license installments receivable of $78 million as of June 30, 2004 reflects a weighted average of historic discount rates. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair market value of our license installments receivable by approximately $2.2 million as of June 30, 2004.

We have invested in fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair market value of our marketable debt securities by approximately $1.6 million as of June 30, 2004. Changes in market rates and the related impact on the fair market value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, our management recognized that improvements were necessary to our disclosure controls and procedures relating to how we document our customer agreements, which at present are complex and varied. Based on this evaluation and subject to the foregoing limitations, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information:

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 3, 2004. The following matters were voted upon:

a.	Henry Ancona, Alexander V. D’Arbeloff, William H. Keough and Edward A. Maybury were elected to serve as Directors of the Company until the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified. Mr. Ancona was elected with 34,052,834 votes “FOR” and 823,993 votes “WITHHELD”. Mr. D’Arbeloff was elected with 33,752,611 votes “FOR” and 1,124,216 votes “WITHHELD”. Mr. Keough was elected with 33,816,703 votes “FOR” and 1,060,124 votes “WITHHELD”. Mr. Maybury was elected with 33,752,511 votes “FOR” and 1,124,316 votes “WITHHELD”.

b.	The stockholders approved the amendment to our restated articles of organization to increase the number of authorized shares of common stock from 45,000,000 to 70,000,000 with 34,132,494 votes “FOR”, 736,467 votes “AGAINST” and 7,866 votes “ABSTAINING”.

c.	The stockholders approved the Pegasystems Inc. 2004 Long-Term Incentive Plan with 23,851,879 votes “FOR”, 5,098,061 votes “AGAINST”, 543,017 votes “ABSTAINING” and 5,383,870 with “NO VOTE”.

d.	The stockholders approved the ratification of the Audit Committee’s selection of Deloitte & Touche LLP as the independent auditors of Pegasystems Inc. for the fiscal year ending December 31, 2004 with 34,589,557 votes “FOR”, 278,214 votes “AGAINST”, and 9,056 votes “ABSTAINING”.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b)	Reports on Form 8-K:

On April 29, 2004, we furnished a Current Report on Form 8-K under item 12 containing a press release announcing our results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: July 26, 2004	By:	/s/ Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: July 26, 2004	By:	/s/ Christopher Sullivan
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description
3.3	Restated Articles of Organization of Pegasystems Inc., as amended

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.