Form 10-Q
period 2004-09-30
PEGASYSTEMS INC
filed 2004-10-29
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

There were 35,829,375 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 19, 2004.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share-related amounts)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and equivalents	$33,492	$67,989
Short-term investments	62,335	19,946

Total cash and short-term investments	95,827	87,935
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2004 and 2003	12,105	9,602
Short-term license installments	31,104	28,565
Prepaid expenses and other current assets	1,429	727

Total current assets	140,465	126,829

Long-term license installments, net of unearned interest income	43,432	53,666
Equipment, furniture and improvements, net of accumulated depreciation and amortization	1,452	992
Acquired technology, net of accumulated amortization	467	729
Other assets	114	166
Goodwill	2,346	2,346

Total assets	$188,276	$184,728

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued payroll related expenses	$6,308	$8,886
Accounts payable and accrued expenses	9,399	7,784
Deferred revenue	9,363	14,180
Current portion of capital lease obligation	96	—

Total current liabilities	25,166	30,850

Deferred income taxes	1,775	625
Capital lease obligation, net of current portion	190	—
Other long-term liabilities	81	81

Total liabilities	27,212	31,556

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000,000 shares authorized; 35,828,585 shares and 35,212,505 shares issued and outstanding in 2004 and 2003, respectively	358	352
Additional paid-in capital	121,054	117,391
Stock warrants	249	374
Retained earnings	38,340	33,735
Accumulated other comprehensive income (loss):
Net unrealized loss on short-term investments	(202)	(9)
Foreign currency translation adjustments	1,265	1,329

Total stockholders’ equity	161,064	153,172

Total liabilities and stockholders’ equity	$188,276	$184,728

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Software license	$6,883	$13,587	$28,223	$45,721
Services	14,645	11,524	42,002	30,502

Total revenue	21,528	25,111	70,225	76,223

Cost of revenue:
Cost of software license	88	87	262	262
Cost of services	6,441	7,392	19,121	20,313

Total cost of revenue	6,529	7,479	19,383	20,575

Gross profit	14,999	17,632	50,842	55,648

Operating expenses:
Research and development	5,078	5,305	15,388	15,504
Selling and marketing	7,243	5,966	22,900	17,878
General and administrative	2,999	2,766	8,688	8,155

Total operating expenses	15,320	14,037	46,976	41,537

(Loss) income from operations	(321)	3,595	3,866	14,111

Installment receivable interest income	856	1,350	2,243	3,900
Other interest income, net	511	188	1,280	524
Other income (expense), net	95	106	(284)	327

Income before provision for income taxes	1,141	5,239	7,105	18,862
Provision for income taxes	400	1,798	2,500	4,698

Net income	$741	$3,441	$4,605	$14,164

Earnings per share:
Basic	$0.02	$0.10	$0.13	$0.41

Diluted	$0.02	$0.10	$0.12	$0.40

Weighted average number of common and common equivalent shares outstanding:
Basic	35,786	34,488	35,610	34,393

Diluted	36,723	36,086	36,941	35,551

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,605	$14,164
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option income tax benefits	721	617
Deferred income taxes	1,150	1,100
Depreciation and amortization	1,053	1,207
Issuance of common stock warrants	38
Reduction in provision for doubtful accounts receivable	—	(90)
Changes in operating assets and liabilities:
Trade accounts receivable and license installments	5,188	(6,582)
Prepaid expenses and other current assets	(714)	(114)
Accounts payable and accrued expenses	(948)	4,668
Deferred revenue	(4,817)	2,103

Cash flows from operating activities	6,276	17,073

Cash flows from investing activities:
Purchase of investments	(71,672)	(11,196)
Maturing and called investments	13,350	8,421
Sale of investments	15,578	—
Purchase of equipment, furniture and improvements	(782)	(346)
Other long-term assets and liabilities	49	59

Cash flows from investing activities	(43,477)	(3,062)

Cash flows from financing activities:
Proceeds from sale of stock under employee stock purchase plan	329	253
Payments on capital lease obligation	(16)	—
Exercise of stock options	2,457	969

Cash flows from financing activities	2,770	1,222

Effect of exchange rate on cash and equivalents	(66)	508

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(34,497)	15,741

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	67,989	57,393

CASH AND EQUIVALENTS, END OF PERIOD	$33,492	$73,134

Non-cash financing activity:
Capital lease of computer equipment	$302	—

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Pegasystems Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

(c) Principles of consolidation

The consolidated financial statements include the accounts of Pegasystems Inc. and its wholly owned subsidiaries, Pegasystems Limited (a United Kingdom company), Pegasystems Company (a Canadian company), Pegasystems Worldwide Inc. (a United States corporation), Pegasystems Pty Ltd. (an Australian company), Pegasystems Investment Inc. (a United States corporation) and Pegasystems Private Limited (a Singapore company). All inter-company accounts and transactions have been eliminated in consolidation.

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

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. The present value of future license payments is generally recognized as revenue upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the remaining license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 7.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements would be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized with the same present value approach, when the customer becomes committed to the new license terms and no significant obligations or contingencies exist related to the software, other than maintenance support.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2004, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Cash and equivalents and short-term investments

	September 30, 2004
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and equivalents:
Cash	$9,586	$—	$—	$9,586
Certificates of deposit	10,372	—	—	10,372
Money market mutual funds	1,434	—	—	1,434
Auction rate securities	12,100	—	—	12,100

Cash and equivalents	$33,492	$—	$—	$33,492

Short-term investments:
U.S. government and agency securities	$43,325	$—	$(116)	$43,209
Corporate bonds	16,204	—	(71)	16,133
Municipal bonds	3,008	—	(15)	2,993

Short-term investments	$62,537	$—	$(202)	$62,335

Cash and equivalents and short-term investments	$96,029	$—	$(202)	$95,827

	December 31, 2003
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and equivalents:
Cash	$8,250	$—	$—	$8,250
Certificates of deposit	6,608	—	—	6,608
Money market mutual funds	39,132			39,132
Fixed income mutual funds	13,999	—	—	13,999

Cash and equivalents	$67,989	$—	$—	$67,989

Short-term investments:
U.S. government and agency securities	$16,509	$—	$(12)	$16,497
Corporate bonds	3,446	3	—	3,449

Short-term investments	$19,955	$3	$(12)	$19,946

Cash and equivalents and short-term investments	$87,944	$3	$(12)	$87,935

We consider debt securities with remaining maturities of three months or less, when purchased, to be cash equivalents. Marketable debt securities with maturities beyond one year may be classified as short-term investments if they are highly liquid and represent the investment of cash that is available for current operations. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between investment categories. As of September 30, 2004 and December 31, 2003, all of our investments were classified as available-for-sale. As of September 30, 2004, remaining maturities of marketable debt securities ranged from zero to thirty-two months. As of December 31, 2003, remaining maturities of marketable debt securities ranged from two to twenty-four months. We hold $0.6 million of restricted cash, invested in money market funds, as collateral for a letter of credit in connection with an office lease arrangement. As of September 30, 2004, this balance was classified as a cash equivalent.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Basic
Net income	$741	$3,441	$4,605	$14,164

Weighted average common shares outstanding	35,786	34,488	35,610	34,393

Basic earnings per share	$0.02	$0.10	$0.13	$0.41

Diluted
Net income	$741	$3,441	$4,605	$14,164

Weighted average common shares outstanding	35,786	34,488	35,610	34,393
Effect of assumed exercise of stock options and warrants	937	1,598	1,331	1,158

Weighted average common shares outstanding, assuming dilution	36,723	36,086	36,941	35,551

Diluted earnings per share	$0.02	$0.10	$0.12	$0.40
Weighted average outstanding options and warrants excluded as impact would be anti-dilutive	4,226	3,435	1,582	4,194

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

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2004		2003		2004		2003
United States	$17,077	79%	$16,122	64%	$46,667	67%	$59,446	78%
United Kingdom	2,134	10%	6,483	26%	10,048	14%	9,523	12%
Europe, other	1,733	8%	1,701	7%	8,968	13%	5,907	8%
Other	584	3%	805	3%	4,542	6%	1,347	2%

	$21,528	100%	$25,111	100%	$70,225	100%	$76,223	100%

During the three months ended September 30, 2004, two customers represented 18% and 13% of our total revenue, respectively. During the three months ended September 30, 2003, two customers represented 22% and 15% of our total revenue, respectively. During the nine months ended September 30, 2004, no customer accounted for a significant portion of our total revenue. During the nine months ended September 30, 2003, two customers accounted for 19% and 15% of our total revenue, respectively.

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

Stock options summary

The following table presents activity for stock options for the three and nine months ended September 30, 2004:

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding options at beginning of period	7,918	$7.60	8,444	$7.65
Granted	135	6.98	542	8.09
Exercised	(69)	2.52	(533)	4.61
Canceled	(134)	7.03	(603)	10.81

Outstanding options at end of period	7,850	7.64	7,850	7.64

Exercisable options at end of period	5,786	8.33	5,786	8.33
Weighted average fair value of options granted during the period		$2.34		$2.71

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.33 - 4.22	2,340	6.88	$3.73	1,345	$3.51
4.27 – 7.53	1,981	7.03	5.83	1,367	5.44
7.54 -8.55	2,016	5.42	7.83	1,647	7.80
8.57 - 25.75	1,513	5.70	15.82	1,427	16.25

	7,850			5,786

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the pro forma net income and income per share, as if compensation expense for the option plans had been determined based on the fair value at the date of grant:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$741	$3,441	$4,605	$14,164
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(448)	(1,723)	(2,058)	(5,231)

Pro forma net income	$293	$1,718	$2,547	$8,933

Earnings per share:
Basic—as reported	$0.02	$0.10	$0.13	$0.41
Basic—pro forma	$0.01	$0.05	$0.07	$0.26

Diluted—as reported	$0.02	$0.10	$0.12	$0.40
Diluted—pro forma	$0.01	$0.05	$0.07	$0.25

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

	2004	2003
Volatility	45%	79%
Expected option life-years from vest	1.0	1.0
Interest rate (risk free)	3.23%	2.15%
Dividends	None	None

The effects on three and nine months ended September 30, 2004 and 2003 pro forma net income and net income per share of the estimated fair value of stock-based awards are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

3. VALUATION AND QUALIFYING ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.4 million at September 30, 2004 and December 31, 2003. The following is a summary of the activity of the allowance for doubtful accounts:

Description	Balance at beginning of year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/ (loss)	Write-offs	Balance at end of period
	(in thousands)
Allowance for doubtful accounts:
Nine months ended September 30, 2004	$365	—	—	—	$365
Year ended December 31, 2003	$507	(146)	4	—	$365

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Total revenue decreased 8% to $70.2 million in the first three quarters of 2004 from $76.2 million in the first three quarters of 2003 due to a decrease in license revenue, which was partially offset by an increase in services revenue. Excluding the anticipated $10.6 million reduction in revenue associated with the restructured First Data Resources (“FDR”) agreement, total revenue in the first three quarters of 2004 increased 7% versus the same period last year. The decrease in license revenue in the first three quarters of 2004 was due primarily to a decline in term license renewals, extensions and additions, and to an anticipated decline in license revenue from FDR. Those declines were partially offset by an increase in new customer license revenue, most of which was derived from perpetual licenses of products based on our PegaRULES technology. We have experienced lengthy negotiations and delays in customer contract signings. Quarterly revenue fluctuations can be particularly pronounced because a significant portion of our revenues in any quarter is due to a small number of large transactions. The increase in services revenue in the first three quarters of 2004 was primarily due to implementation services associated with recent new customer signings and to maintenance services associated with an expanded installed base of software. Services and license revenue from 24 new customers, with whom we have completed or are working towards the first software license revenue recognition, accounted for $21.9 million, or 31%, of our total revenue in the first three quarters of 2004.

We have increased our sales force and expanded relationships with partners to better address opportunities in the Business Process Management market. Consequently, we are incurring significant additional sales and marketing expenses in advance of generating incremental sales and the corresponding revenue. Additionally, our effective tax rate is approaching statutory rates in 2004, higher than in prior periods, contributing to an expected earnings per share decline on a year-over-year basis.

Income before provision for income taxes decreased to $7.1 million in the first three quarters of 2004 from $18.9 million in the first three quarters of 2003 primarily due to a $17.5 million reduction in license gross margin, a $5.4 million increase in operating expenses and a $1.5 million decrease in other income and expense, partially offset by a $12.7 million improvement in services margin. Net income for the first three quarters of 2004 decreased to $4.6 million from $14.2 million for the first three quarters of 2003. At September 30, 2004, we had $95.8 million in cash and short-term investments compared to $87.9 million at the end of 2003, and $74.5 million in combined short and long-term license installment receivables compared to $82.2 million at the end of 2003.

Three and Nine Months ended September 30, 2004 compared to Three and Nine Months ended September 30, 2003

Revenue

Total revenue for the third quarter of 2004 decreased to $21.5 million from $25.1 million for the third quarter of 2003. Total revenue for the first three quarters of 2004 decreased 8% to $70.2 million from $76.2 million for the first three quarters of 2003. The decreases were due to declines in license revenue, partially offset by increases in services revenue. Historically, our mix of license and service revenue has fluctuated and we believe that the third quarter license and service revenue composition does not reflect a permanent shift. The following table summarizes our revenue composition:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
License revenue
Term license renewals, extensions and additions	$3.9	$3.3	$11.6	$25.8
Perpetual and subscription licenses	3.0	10.3	16.6	19.9

Total license revenue	6.9	13.6	28.2	45.7

Services revenue
Implementation, consulting and training services	10.4	8.6	30.5	22.4
Maintenance	4.2	2.9	11.5	8.1

Total services revenue	14.6	11.5	42.0	30.5

Total revenue	$21.5	$25.1	$70.2	$76.2

Total license revenue for the third quarter of 2004 decreased to $6.9 million from $13.6 million for the third quarter of 2003. The decrease in total license revenue was the result of a $7.3 million decrease in perpetual and subscription license revenue, inclusive of an anticipated $3.5 million decline in license revenue from FDR. Approximately half of our license revenue in the third quarter of 2004 was from products based on our PegaRULES technology. Software license revenue for the first three quarters of 2004 decreased to $28.2 million from $45.7 million for the first three quarters of 2003. The decrease in total license revenue for the first three quarters was the result of a $14.2 million decrease in term license renewals, extensions and additions, and a $10.6 million decline in license revenue from FDR, partially offset by a $7.3 million increase in other perpetual and subscription license revenue.

The $14.2 million decrease in term license renewals, extensions and additions reflects an unusually large amount of such revenue in the first three quarters of 2003, primarily attributable to one large financial institution renewing and extending its use of our software. The decrease also reflects the lesser value of scheduled renewals in the first three quarters of 2004. In recent years, a significant portion of our revenue has been attributable to term license renewals. In 2004, the dollar value of licenses scheduled to renew is materially less than in 2003. Consequently, absent an increase in the volume of license renewals in advance of the scheduled renewal dates, or an increase in the scope (and the value) of the licenses renewed on schedule, license renewal revenue will be less in 2004 as a whole compared to 2003. Any increase in mid-term license renewals in 2004 may adversely impact license revenue in subsequent periods. In a change from the past, we are presently entering into more perpetual license transactions than term licenses with new customers, the effect of which may be to increase our license revenue and cash flow in the short term.

Services revenue for the third quarter of 2004 increased 27% to $14.6 million from $11.5 million for the third quarter of 2003. Implementation, consulting and training services increased $1.8 million to $10.4 million for the third quarter of 2004 from $8.6 million for the third quarter of 2003, primarily due to new license implementations. Services revenue for the first three quarters of 2004 increased 38% to $42.0 million from $30.5 million for the first three quarters of 2003. Implementation, consulting and training services increased $8.1 million to $30.5 million from $22.4 million for the first three quarters of 2003 primarily due to new license implementations. Typically, we derive a substantial portion of our services revenue from services provided in connection with the implementation of new software licenses. We expect the rate of growth of our implementation services revenue will slow in the future as we continue our strategy to work with partners who provide consulting and implementation services in support of our software license sales. Maintenance services revenue for the third quarter of 2004 increased $1.3 million, or 44%, to $4.2 million from $2.9 million for the third quarter of 2003. Maintenance revenue for the first three quarters of 2004 increased $3.4 million, or 43%, to $11.5 million from $8.1 million for the first three quarters of 2003. The increase in maintenance revenue was due to a larger installed base of software and higher prices for maintenance support.

Deferred revenue at September 30, 2004, consisted primarily of advance payment of maintenance fees and the billed fees from arrangements for which acceptance of the software license or service milestone had not occurred. Deferred revenue balances decreased to $9.4 million as of September 30, 2004, from $14.2 million as of December 31, 2003. The decrease was primarily due to the recognition of revenue on the completion of projects in the first three quarters of 2004, partially offset by an increase in advance payment of maintenance fees.

International revenue was 21% of total revenue for the third quarter of 2004 and 36% for the third quarter of 2003. International revenue was 33% of total revenue for the first three quarters of 2004 and 22% for the first three quarters of 2003. Our international revenue can fluctuate because such revenue is generally dependent upon a small number of license transactions during a given period. Historically, most of our customer transactions have been denominated in U.S. dollars. We expect, however, that in the future more of our customer transactions may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Cost of revenue

Cost of services consists primarily of the cost of providing implementation, consulting, maintenance, and training services. Cost of services for the third quarter of 2004 decreased 13% to $6.4 million from $7.4 million for the third quarter of 2003, primarily due to redeployment of some services staff to pre-sales support and product development activities. Cost of services as a percentage of services revenue decreased to 44% for the third quarter of 2004 from 64% for the third quarter of 2003. Service gross margin was $8.2 million for the third quarter of 2004, as compared to $4.1 million for the third quarter of 2003. The increase in services gross margin reflects recognition of margin on completed services engagements and improved utilization of our professional services staff achieved in part through the increased use of third party contractors when necessary to meet higher demand.

Cost of services for the first three quarters of 2004 decreased 6% to $19.1 million from $20.3 million for the first three quarters of 2003, primarily due to redeployment of some services staff to pre-sales support and product development activities. Cost of services as a percentage of services revenue decreased to 46% for the first three quarters of 2004 from 67% for the first three quarters of 2003. The percentage decrease was primarily due to increased services revenue and to reduced expenses. Service gross margin was $22.9 million for the first three quarters of 2004, as compared to $10.2 million for the first three quarters of 2003. The increase in services gross margin reflects recognition of margin on completed services engagements and improved utilization of our professional services staff achieved in part through the increased use of third party contractors when necessary to meet higher demand.

Operating Expenses

Selling and marketing expenses for the third quarter of 2004 increased 21% to $7.2 million, from $6.0 million for the third quarter of 2003. This increase was due primarily to the net hiring of 15 additional sales and sales support personnel since June 30, 2003. As a percentage of total revenue, selling and marketing expenses increased to 34% for the third quarter 2004, compared to 24% in the third quarter of 2003, due to the combined impact of increased spending and decreased revenue in 2004. For the first three quarters of 2004, selling and marketing expenses increased 28% to $22.9 million from $17.9 million for the first three quarters of 2003, due to higher sales headcount, partially offset by a decrease in marketing program spending. Selling and marketing expenses were 33% of total revenue for the first three quarters of 2004 versus 23% of total revenue for the first three quarters of 2003, due to the combined effect of increased spending and lower total revenue in 2004.

Research and development expenses for the third quarter of 2004 decreased 4% to 5.1 million from $5.3 million for the third quarter of 2004. As a percentage of total revenue, research and development expenses for the third quarter of 2004 were 24%, up from 21% for the third quarter of 2003. Research and development expenses for the first three quarters of 2004 were $15.4 million compared to $15.5 million for the same period of 2003. As a percentage of total revenue, research and development expenses for the first three quarters were 22% for 2004 and 20% for 2003. We expect research and development expenses will remain flat during the fourth quarter of 2004.

General and administrative expenses for the third quarter of 2004 increased 8% to $3.0 million from $2.8 million for the third quarter of 2003. As a percentage of total revenue, general and administrative expenses increased to 14% for the third quarter of 2004 compared to 11% for the third quarter of 2003. General and administrative expenses for the first three quarters of 2004 increased 7% to $8.7 million from $8.2 million for the first three quarters of 2003. As a percentage of total revenue, general and administrative expenses increased to 12% for the first three quarters of 2004 compared to 11% for the first three quarters of 2003. Such increases were primarily due to increased spending during the first nine months of 2004 on audit activities and compliance with the requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees under software license agreements attributable to the time value of money, decreased in the third quarter of 2004 to $0.9 million from $1.4 million for the third quarter of 2003. Installment receivable interest income for the first three quarters of 2004 decreased to $2.2 million from $3.9 million for the first three quarters of 2003. The decrease was due primarily to a lower average discount rate for our portfolio of term software licenses. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 7.0% during the past few years.

Other interest income, net

Other interest income, net increased to $0.5 million for the third quarter of 2004 from $0.2 million for the third quarter of 2003. Other interest income, net increased to $1.3 million for the first three quarters of 2004 compared to $0.5 million for the first three quarters of 2003. These increases were primarily due to increased cash and investment balances and improved yields.

Other income (expense), net

Other income (expense), net, which consists mostly of currency exchange gain and losses, was unchanged at $0.1 million income for the third quarter of 2004 compared to the third quarter of 2003. Other income (expense), net was ($0.3 million) expense for the first three quarters of 2004 compared to $0.3 million income for the first three quarters of 2003. The change was due to currency exchange losses in 2004 versus gains in 2003, and expenses in the second quarter of 2004 associated with restructuring our investment portfolio.

Income before provision for income taxes

Income before provision for income taxes decreased 78% to $1.1 million for the third quarter of 2004 from $5.2 million for the third quarter of 2003. Income before provision for income taxes decreased to $7.1 million for the first three quarters of 2004 compared to $18.9 million for the first three quarters of 2003. This latter decrease was due to a $17.5 million decrease in license revenue, a $5.4 million increase in operating expenses primarily due to investments in sales and marketing, a $1.5 million decrease in other income and expenses, partially offset by a $12.7 million improvement in services gross margin.

Provision for income taxes

The provision for income taxes decreased to $0.4 million, a 35% effective tax rate, in the third quarter of 2004 from $1.8 million, a 34% effective tax rate, in the third quarter of 2003 due to lower income before provision for income taxes in the third quarter of 2004. The provision for income taxes for the first three quarters of 2004 was $2.5 million, a 35% effective rate, compared to $4.7 million, a 25% effective rate, for the first three quarters of 2003. The net decrease was primarily due to a decrease in income before provision for income taxes. The effective tax rate increased as a result of benefits recognized in the first quarter of 2003 from the reversal of previously established valuation allowances on loss and credit carry forwards.

Liquidity and Capital Resources

We have funded our operations primarily from cash flow from operations. At September 30, 2004, we had cash and equivalents and short-term investments of $95.8 million, a $7.9 million increase from $87.9 million at December 31, 2003. Working capital was $115.3 million at September 30, 2004, a $19.3 million increase from $96.0 million at December 31, 2003.

Net cash provided by operations for the first three quarters of 2004 was $6.3 million compared with $17.1 million for the first three quarters of 2003. The decrease was primarily due to a decrease of $9.6 million in net income.

Net cash used in investing activities for the first three quarters of 2004 was $43.5 million compared with $3.1 million used in investing activities for the first three quarters of 2003. This change was primarily due to increased net purchases of marketable debt securities.

Net cash provided by financing activities for the first three quarters of 2004 was $2.8 million compared with $1.2 million for the first three quarters of 2003. The increase was primarily due to higher proceeds from employee stock option exercises.

Our Board of Directors has authorized the repurchase of up to $10 million of our outstanding common stock in open market purchases or privately negotiated transactions at prevailing market prices. As of October 28, 2004, we have not repurchased any shares of our common stock under this repurchase program.

We believe that current cash, cash equivalents, short-term investments and cash flow from ongoing operations will be sufficient to fund our operations for at least the next twelve months. Material risks to additional cash flow from operations include declines in services revenue and delayed or reduced cash payments accompanying sales of new licenses. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as we require.

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt in connection with our existing term license agreements:

License Installments
(in thousands)
For the calendar year
Remainder of 2004	$5,353
2005	30,180
2006	24,083
2007	14,252
2008	4,327
2009 and thereafter	1,225

$79,420

As of September 30, 2004, we did not have material commitments for capital or operating expenditures other than operating and capital leases. We lease certain equipment and office space under non-cancelable capital and operating leases. Future minimum rental payments required under the capital and operating leases with non-cancelable terms in excess of one year at September 30, 2004 were as follows:

	Capital Lease	Operating Leases
	(in thousands)
For the calendar year
Remainder of 2004	$27	$833
2005	109	3,381
2006	109	3,432
2007	64	3,397
2008	—	3,470
2009 and thereafter	—	15,968

Net minimum lease payments	$309	$30,481

Less: amount representing interest	(23)

Present value of minimum lease payments	286
Less: current portion	96

Capital lease obligations, net of current portion	$190

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

Significant customers

During the three months ended September 30, 2004, two customers represented 18% and 13% of our total revenue, respectively. During the three months ended September 30, 2003, two customers represented 22% and 15% of our total revenue, respectively. During the nine months ended September 30, 2004, no customer accounted for a significant portion of our total revenue. During the nine months ended September 30, 2003, two customers accounted for 19% and 15% of our total revenue, respectively.

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

Factors that may affect future results

We need to close more license transactions with new customers or expand our relationships with existing customers to increase or maintain our current revenue level. In recent years, the majority of our license revenue has been derived from existing customers. We have been particularly dependent on First Data Resources, or FDR, for a significant portion of our revenue during the past few years. With the perpetual license entered into with FDR in 2002, FDR is not likely to represent a large portion of our revenue in the future. Therefore, it will be necessary for us to close more license transactions with new customers or expand our relationships with existing customers to replace the FDR revenue. In addition, because we derive a substantial portion of our services revenue from implementation of software licensed by new customers, we will need to close more license transactions with new customers if we are to maintain or grow our services revenue. While we increased our license bookings in 2004 and 2003 as compared to 2002, we will need to continue to grow bookings in the future for us to increase or maintain our 2003 revenue level in 2004 and there can be no assurance that we will be successful in doing so.

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

Our quarterly operating results have varied considerably in the past and are likely to vary considerably in the future. Historically, most of our revenue in a quarter has been attributable to a small number of transactions. This has caused our quarterly revenue to fluctuate, sometimes significantly. Our current strategy to rely more heavily on third party services in support of license sales may increase those fluctuations because we will have less control over the timing of customer acceptance of our software. While future fluctuations in our quarterly operating results may be buffered to some extent by the increasing percentages of our total revenue from maintenance services and by an increase in the number of license transactions, we expect those fluctuations will continue to be significant at least in the near term. We plan selling and marketing expenses, product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

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

We rely on certain third-party relationships. We have a number of relationships with third parties that are significant to sales, marketing and support activities, and product development efforts. We rely on relational database management system applications and development tool vendors, software and hardware vendors, and consultants to provide marketing and sales opportunities for the direct sales force and to strengthen our products through the use of industry-standard tools and utilities. We also have relationships with third parties that distribute our products. In particular, we benefit from our non-exclusive relationship with First Data Resources for the distribution of products to the credit card market and with PFPC Inc. for distribution of products to the mutual fund market. FDR can sell applications based on our software to their credit card customers who have less than a specified number of active credit card accounts, without paying an additional fee to us. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with ours in the future or will not otherwise end their relationships with or support of us.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 33% of our total revenue in the nine months ended September 30, 2004, 20% in 2003, and 22% in 2002. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in continental Europe and Australia. We believe that growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

Foreign currency exposure

We derived approximately 33% of our total revenue for the nine months ending September 30, 2004 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is currently offset by the expenses we incur in foreign currencies.

We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $16 million as of September 30, 2004. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of September 30, 2004, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest-bearing assets which have fixed rates of interest. These assets are license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at a fixed rate equal to the discount rate in effect when the license revenue was recognized. We believe that at current market interest rates, the fair market value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. The carrying value of license installments receivable of $74.5 million as of September 30, 2004 reflects a weighted average of historic discount rates. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair market value of our license installments receivable by approximately $2.2 million as of September 30, 2004.

We have invested in fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair market value of our marketable debt securities by approximately $2.1 million as of September 30, 2004. Changes in market rates and the related impact on the fair market value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, our management recognized that improvements were necessary to our disclosure controls and procedures relating to how we document our customer agreements, which at present are complex and varied. Based on this evaluation and subject to the foregoing limitations, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Early work in preparation for independent auditor attestation as required under Section 404 of the Sarbanes-Oxley Act of 2002 has indicated that we may have some deficiencies in internal controls over financial reporting, and management is working to remediate those deficiencies as they are identified.

Part II - Other Information:

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On July 12, 2004, in connection with the establishment of a strategic alliance with International Business Machines Corporation (IBM), we issued to IBM a four-year warrant to purchase 26,738 shares of our common stock at $9.75 per share. Such warrant was issued pursuant to the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on IBM’s representations as to, among other things, it’s financial and business sophistication and “accredited investor” status.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: October 28, 2004	By:	/s/ Alan Trefler
Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: October 28, 2004	By:	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer and Senior Vice President of Finance and Administration
(principal financial and accounting officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description
10.1	Form of employee stock option agreement.

10.2	Form of non-employee director stock option agreement.

10.3	Warrant Agreement dated July 12, 2004 between Pegasystems Inc. and International Business Machines Corporation.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.