Form 10-K
period 2004-12-31
PEGASYSTEMS INC
filed 2005-02-25
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2004

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

Yes  ☒    No  ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $106 million.

There were 36,077,940 shares of the Registrant’s common stock, $.01 par value per share, outstanding on February 7, 2005.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2005	III

PART I

ITEM 1	BUSINESS

Pegasystems was incorporated in Massachusetts in 1983. Our stock is traded on the NASDAQ National Market under the symbol PEGA. Our website address is www.pega.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “the Company”, “we”, “us” or “our” refer to Pegasystems Inc. and its subsidiaries.

Forward-looking statements

This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements in Item 7 under the heading “Factors that may affect future results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SEC reports and our Code of Conduct

We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We make available on our website reports filed by our executive officers and Directors on Forms 3, 4 and 5 regarding their ownership of our securities. Our Code of Conduct, and any amendments to our Code of Conduct, are also available on our website.

Overview

We develop, market, license, and support software to manage a broad array of business processes. Our software unifies Business Process Management (BPM) software with a sophisticated Business Rules Engine (BRE) to broadly improve business effectiveness. This patented technology enables organizations to “build for change” and thus overcome the execution gap that occurs as changing management objectives outpace the ability of operations and systems to respond. Our rules-based BPM software is used by companies to automate decision making and the processes implementing those decisions. Our software runs on a broad range of computer platforms, interfaces with many other applications and databases, and is capable of supporting the needs of the world’s largest and most demanding businesses. By enabling organizations to alter their business processes rapidly in response to changing business conditions, our software provides agility for growth, productivity and compliance. We provide implementation, consulting, training, and technical support services to facilitate the use of our software. We also maintain alliances with systems integrators, technology consulting firms, and independent software vendors to support our customers.

Business strategy

Our goal is to be the leader of the business process management (BPM) software market by leveraging our advanced technology. We are pursuing this goal through two complementary sales strategies.

Direct sales. We intend to continue direct sales of our software products, which include PegaRULES and PegaRULES Process Commander, complemented by customer process and exceptions management frameworks, which are software that provide purpose or industry specific functionality to our PegaRULES and Process Commander products.

Strategic partnerships. We also intend to continue to develop and expand non-exclusive strategic relationships with systems integrators for the marketing and sale of our software products. Through these partnerships, we are pursuing business in industries including financial services, health care, insurance, telecommunications and government. These partners complement our software with their technology and domain expertise, and may deliver strategic business planning, consulting, project management, and implementation services to our customers. Currently, our systems integration partners include Accenture, BearingPoint, Cognizant Technology Solutions, Computer Sciences Corporation, IBM, and Satyam Computer Services Ltd.

Pegasystems’ products

We provide a comprehensive rules-based BPM suite intended to help our customers plan, build and manage business process management solutions.

PegaRULES

Our advanced PegaRULES rules engine is a key differentiator of our rules-based BPM. Our rules management technology employs an inference engine that automatically analyzes our customer’s data, determines which business rules apply to that data, initiates the appropriate business processes, and prompts users for any additional inputs required. Our rules engine uses change-aware declarative rules that automatically recognize changes in data, such as changes in age or account balance, and initiate the appropriate business processes for that change, such as a notification of eligibility for an account upgrade. This combination of rules and processing provides our customers the agility to better align their business processes with their strategic objectives.

PegaRULES Process Commander

PegaRULES Process Commander provides additional capabilities designed to model, simulate, execute, monitor and analyze results. Built on the PegaRULES engine, PegaRULES Process Commander offers a browser-based development environment, execution engine and management dashboard — built in a graphical, rapid solution development environment. This platform helps solve a wide range of business process management problems and provides our customers an opportunity to leverage previous technology investments by integrating software applications across a common platform.

Pegasystems SmartBPM Suite

Pegasystems SmartBPM Suite layers process analysis, process simulation, enterprise integration, portal integration, content management and/or case management on the PegaRULES Process Commander capabilities.

Based on our more than 20 years experience helping companies manage complex and changing processes, Pegasystems also offers purpose or industry specific frameworks built on the capabilities of our PegaRULES and Process Commander software. PegaCARD Customer Care, PegaHEALTH Service Manager and Pega Customer Process Manager are frameworks that enable financial services and healthcare organizations to quickly implement new practices and processes, bring new services to market, and provide specialized processing to meet the needs of different customers, departments or geographies. We offer frameworks that address exceptions management — transactions that are not automatically processed by existing systems and represent excellent examples of where rules-based BPM adds value. By automating not only research and decision making, but also the business processes necessary to execute the decisions, our exceptions management frameworks can reduce the costs and risks associated with manual processing, while improving quality and efficiency. These frameworks include PegaCARD Smart Dispute, PegaBANKING Smart Investigate, Smart Adjust, Smart Monitor, and PegaHEALTH Claims Exception Automation.

The principal risks and uncertainties facing our business, operations and financial condition are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that may affect future results” of this Annual Report on Form 10-K.

Markets and representative customers

The market for BPM software is driven by businesses that seek to close the execution gap that may exist between their business objectives and their existing business processes. Our target customers are those organizations faced with managing complex and changing processes that seek the agility needed for growth, productivity and compliance. Our traditional customers have been large companies in the financial services and healthcare markets. With PegaRULES Process Commander, we are also able to offer solutions to a broader range of companies as well as a broader range of industries.

Financial services

Financial services organizations continue to require software to improve the quality, accuracy and efficiency of customer interactions and transactions processing. Pegasystems’ customer process and exceptions management products provide flexibility and functionality to allow customers maximum responsiveness to meet changing business requirements. Representative financial services customers of ours include: American National Insurance Company, Bank of America Corporation, Barclays Bank PLC, Citibank, N.A., Calyon, Credit Suisse Group, The Hongkong and Shanghai Banking Corporation Limited, JPMorgan Chase & Co., National Australia Bank Limited, Rabobank Group, and Société Générale Group.

Healthcare

Healthcare organizations also continue to seek out products that integrate their front and back office initiatives and help drive customer service, efficiency and productivity. Representative healthcare customers of ours include: Aetna Inc., Blue Cross Blue Shield of Massachusetts, Blue Cross & Blue Shield of Rhode Island, HealthNow New York Inc., and Hospitals Contribution Fund of Australia Limited.

Other industries

PegaRULES Process Commander offers solutions to a broad range of companies and industries. Recent examples of rules-based BPM technology sales outside our traditional markets include sales to customers in insurance, government, manufacturing, and travel services. Customers include: American Insurance Underwriters “AIU”, The Allstate Corporation, Advanced Micro Devices “AMD”, General Electric Company, GMAC, and Starwood Hotels &Resorts Worldwide Inc.

Sales and marketing

We market our software and services through a direct sales force and a partner network. Our partners include systems integrators who design and deploy implementations based on Pegasystems’ rules-based BPM technology, independent software vendors who build specific applications on our technology, and technology partners with whom we work to broaden platform support. Our partners include Accenture, BearingPoint, Cognizant Technology Solutions, Computer Sciences Corporation, IBM, and Satyam Computer Services Ltd.

To support our sales efforts, we conduct a broad range of marketing programs, including industry trade shows, industry seminars, meetings with industry analysts, and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also generate sales leads. As of December 31, 2004, our sales and marketing staffing consisted of 108 people worldwide.

In addition, we market our products and technology through third parties. For example:

•	We have a non-exclusive relationship with First Data Resources Inc., or FDR, the largest credit card processor in the world. FDR uses and re-licenses our software to the credit card market. First Data Evolve is an integrated application for credit card customer service and collections designed to run on Pegasystems’ rules technology.

•	PFPC, Inc., an affiliate of PNC Financial Services Group, incorporates Pegasystems’ technology into a comprehensive service solution for mutual fund institutions.

Sales by geography

In 2004, 2003, and 2002, sales to customers based outside of the United States represented 32%, 20%, and 22%, respectively, of our total consolidated revenue. During 2004, 2003, and 2002, we derived our revenue from the following geographic areas:

($ in thousands)	2004		2003		2002
United States	$65,743	68%	$79,123	80%	$75,617	78%
United Kingdom	11,930	12%	12,041	12%	14,806	15%
Europe, other	13,248	14%	6,640	7%	3,595	4%
Other	5,540	6%	1,509	1%	3,390	3%

	$96,461	100%	$99,313	100%	$97,408	100%

In 2004, no customer accounted for 10% or more of our total revenue. In 2003, two customers each accounted for approximately 15% and 12% of our total revenue, respectively.

Services and support

We offer services and support through three groups: our professional services group which provides market, business and technical knowledge to assist our customers throughout the sale and deployment of our products; our global customer support group which provides support and maintenance for our customers; and our education services group which offers training programs for our staff, customers, and partners. As of December 31, 2004, our services and support groups consisted of 123 people located in our 11 offices.

Professional services

Our professional services group helps companies and partners implement and optimize our software. These projects enable us to guide our customers through a disciplined approach to deployment of our software, and allow our workflow architects and business process automation consultants to gain industry specific knowledge that can benefit future product development. Many of our customers choose to engage our professional services group to expand their use of our software to additional business or product lines or add new functionality to their existing solutions. In addition, systems integrators and consulting firms, with which we have alliances, also help our customers deploy our products.

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

Global customer support

Our global customer support group is primarily responsible for support of our software deployed at customer sites. Support services include automated problem tracking, prioritization and escalation procedures, periodic preventive maintenance, documentation updates, new software releases, and regularly scheduled meetings with our staff.

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

Education services

We offer training for our staff, customers and partners. Training is offered in one of our regional training facilities in Cambridge, Massachusetts and Reading, England, or may be specially arranged at customer sites. Courses are designed to meet the specific role requirements of process architects, system architects, and system administrators.

Research and development

Our product development priority is to continue expanding the capabilities of our rules-based BPM technology. We intend to maintain and extend the support of our existing frameworks, and we may choose to invest in additional frameworks which incorporate the latest business innovations. We also intend to maintain and extend the support of popular hardware platforms, operating systems, databases and connectivity options to facilitate easy and rapid deployment in diverse information technology infrastructures. Our goal with all of our products is to enhance product capabilities, ease of implementation, long-term flexibility, and the ability to provide improved customer service.

We believe that the challenge of enhancing future performance and maintaining visionary technology leadership will depend on our ability to anticipate changes, maintain and enhance our current products, develop new products, and keep pace with the increasingly sophisticated requirements of our current and prospective customers. We must develop products that conform to our customers’ information technology standards, scale to meet the needs of large enterprises, operate globally, and cost less than a comparable internal development effort. Our development organization is responsible for product architecture, core technology development, product testing, and quality assurance.

As of December 31, 2004, our development group consisted of 90 people and has been significantly supplemented by the use of outsourced resources. During 2004, 2003, and 2002, research and development expenses were approximately $19.9 million, $21.6 million, and $21.3 million, respectively. We expect that we will continue to commit significant resources to our product research and development in the future to maintain our leadership position.

Competition

The BPM software market is increasingly and intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•	Business process management vendors such as FileNet Corporation, TIBCO Software Inc. and Savvion Inc.;

•	Business rules engine vendors such as Fair Isaac Corporation and ILOG Inc.;

•	Companies that provide business process software for the financial services, healthcare, insurance and other specific markets such as Carreker Corporation, SmartStream Technologies Ltd. and Trintech Group PLC;

•	Software application vendors, such as Siebel Systems Inc., and Chordiant Software Inc.; and

•	Current customers’ information technology departments, which may seek to modify existing systems or develop proprietary systems.

We have a strong presence in the overall BPM software market, as well as a strong presence in exceptions management in the financial services and healthcare markets. We have been most successful competing in situations that require a high propensity for change, high process complexity and/or high degree of scale. We believe that the principal competitive factors within our market include:

•	Product adaptability, scalability, functionality, and performance;

•	Proven success in delivering cost-savings and efficiency improvements;

•	Ease-of-use for developers, business units and end-users;

•	Timely development and introduction of new products and product enhancements;

•	Establishment of a significant base of reference customers;

•	Ability to integrate with other products and technologies;

•	Customer service and support;

•	Product price;

•	Vendor reputation; and

•	Relationships with systems integrators.

Employees

As of December 31, 2004, we had 406 employees, of whom 339 were based in the United States, 1 was based in Canada, 57 were based in Europe, and 9 were based in Australia. Of the total, 108 were in sales and marketing, 123 performed consulting and customer support, 90 performed research and development, and 85 were in administration.

Backlog of license, maintenance and consulting revenues

As of December 31, 2004, we had software license and maintenance agreements and fixed fee professional services agreements with our customers expected to result in approximately $29.5 million of revenue in 2005. Under such agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. As of December 31, 2003, we had software license and maintenance agreements and fixed fee professional services agreements with our customers expected to result in approximately $29.8 million of revenue in 2004. We do not believe that backlog, as described above, is a meaningful indicator of future financial performance.

ITEM 2	PROPERTIES

Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,228 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, with the option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2010. We believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3	LEGAL PROCEEDINGS

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and certain information about them are set forth below as of February 1, 2005:

Name	Age	Position(s) and Office(s) Held
Alan Trefler	48	Chief Executive Officer and Chairman
Christopher J. Sullivan	45	Senior Vice President, Chief Financial Officer and Treasurer
Michael Pyle	50	Senior Vice President of Product Development
Michael J. Wallrich	53	Senior Vice President of Global Sales
Douglas I. Kra	42	Vice President of Global Services

There are no family relationships among any of our executive officers or directors.

Alan Trefler, a founder of Pegasystems, serves as Chief Executive Officer and Chairman and has been a Director since we organized in 1983. Prior to 1983, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in economics and computer science from Dartmouth College.

Christopher J. Sullivan joined Pegasystems in July 2001. In August 2001, he was elected Senior Vice President, Chief Financial Officer and Treasurer. From August 2000 to July 2001, he served as CFO at Event Zero, an IT consulting company. From December 1998 to August 2000, he was the CFO and Executive Vice President of AMS Holding Group, a software and information services provider to the insurance industry. Previously, he served as Vice President of Finance at Compaq Computer Corporation, a computer company. His prior experience also includes service as Senior Vice President of Finance at Fisher Scientific International, Inc., a distributor of clinical and scientific laboratory equipment, and as Vice President of Finance at Digital Equipment Corporation. He holds a B.S.B.A. degree and an M.B.A. degree from Babson College.

Michael Pyle joined Pegasystems in 1985 and has served as Senior Vice President of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle’s professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the United States. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the Civil Service College in London.

Michael J. Wallrich joined Pegasystems in November 2004 as Senior Vice President of Global Sales. From 2002 to 2004, Mr. Wallrich served as President of MicroTek, an educational facility provider whose customers include most of the major technology vendors. From 1991 to 2002, Mr. Wallrich held a variety of management positions, including Senior Vice President of Americas at FileNet, a software company. His prior experience includes management positions at Stratus Computer Inc., a computer company, in both direct and indirect sales. Mr. Wallrich holds a B.S. in Economics from the University of Illinois - Chicago.

Douglas I. Kra joined Pegasystems in November 2004 as Vice President of Global Services. From 2002 to 2004, Mr. Kra served as Vice President at eLoyalty Corp., a consulting company specializing in customer relationship management. From 2000 to 2001, Mr. Kra served as President of Zefer Corp., an internet consulting firm. Prior to Zefer, Mr. Kra spent ten years at Cambridge Technology Partners Inc. in a variety of senior roles. He holds a B.A. in Computer Science from Brandeis University and an M.B.A. in finance from New York University Stern School of Business.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of high and low sales prices of our common stock on the NASDAQ National Market System for 2004 and 2003. Our common stock is traded under the NASDAQ Symbol “PEGA”. As of February 1, 2005, we had approximately 75 stockholders of record and approximately 4,300 beneficial owners of our common stock. On February 1, 2005, the closing sale price of our common stock was $6.83. We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance future growth, and therefore have not paid dividends, nor do we presently anticipate paying any dividends in the foreseeable future.

	High	Low
2004
First Quarter	$11.74	$7.72
Second Quarter	$9.95	$7.72
Third Quarter	$8.78	$5.77
Fourth Quarter	$8.53	$6.55

	High	Low
2003
First Quarter	$6.00	$3.10
Second Quarter	$8.45	$3.80
Third Quarter	$9.19	$6.55
Fourth Quarter	$8.90	$7.10

Our Board of Directors has authorized the repurchase of up to $10 million of our common stock. The purchases will be made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. As of February 16, 2005, no shares had been repurchased under the program. The authorization expires on September 30, 2005.

In February 2004, we issued 33,287 shares of our common stock in connection with the exercise of warrants issued as part of the consideration for our acquisition of 1mind Corporation in 2002. These warrants were exercised by four former stockholders of 1mind. The consideration for these exercises was paid in the form of the surrender of 2,967 shares of our common stock under the warrants as a net exercise, which shares were valued at a total of $31 thousand, based on the average closing price of our common stock over the ten consecutive trading days ending on the third trading day prior to the date of exercise. We issued these 33,287 shares pursuant to the registration exemption under Section 4(2) of the Securities Act of 1933.

As of December 31, 2004, there were outstanding warrants to purchase 73,576 shares of our common stock with a weighted average fair value of $3.38 per share and a weighted average exercise price of $4.08 per share.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$96,461	$99,313	$97,408	$95,062	$83,478
Income (loss) from operations	5,744	14,674	11,476	6,534	(25,952)
Income (loss) before provision for income taxes	11,129	21,831	17,197	13,534	(20,556)
Net income (loss)	7,554	17,681	15,297	12,534	(20,856)
Earnings (loss) per share:
Basic	$0.21	$0.51	$0.45	$0.38	$(0.71)
Diluted	$0.20	$0.49	$0.43	$0.37	$(0.71)
Weighted average number of common shares outstanding:
Basic	35,691	34,518	33,835	32,677	29,206
Diluted	37,043	35,757	35,980	33,434	29,206

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Total cash and short-term investments	$97,360	$87,935	$62,696	$33,017	$17,339
Working capital	118,880	95,979	75,501	57,157	43,758
Long-term license installments, net	44,344	53,666	48,667	43,155	37,401
Total assets	194,255	184,728	157,356	125,072	110,493
Capital lease obligation, including current portion	263	—	—	81	396
Stockholders’ equity	165,200	153,172	130,927	104,958	92,063

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2004 Overview

Our total revenue for 2004 decreased 3% to $96.5 million from $99.3 million in 2003, due to a decrease in our license revenue, which was partially offset by an increase in our services revenue. Excluding the anticipated $10.6 million reduction in revenue associated with the restructured First Data Resources (“FDR”) 2002 agreement, total revenue increased 9% versus 2003. The decrease in our license revenue in 2004 was due primarily to a decline in term license renewals, extensions and additions, and to an anticipated decline in license revenue from FDR. These declines were partially offset by an increase in license revenue from new customers, most of which was derived from sales of perpetual licenses of products based on our PegaRULES technology. The increase in our services revenue in 2004 was primarily due to implementation services associated with new customer signings and to maintenance services associated with an expanded installed base of software. Historically, our mix of license and services revenue has fluctuated from year to year, and we believe that the composition of license and services revenue will continue to fluctuate. In 2004, new customers (i.e., organizational units, divisions, or companies from whom we have not previously derived any license revenue) accounted for $27.8 million, or 29%, of our total revenue.

Profit before taxes decreased to $11.1 million in 2004 from $21.8 million in 2003, primarily due to a $16.1 million decrease in license gross margin, and a $7.2 million increase in selling and marketing expense, partially offset by a $14.2 million improvement in service margins. Net income for 2004 decreased to $7.6 million from $17.7 million in 2003 due to the decrease in profit before taxes and a higher effective tax rate in 2004. We generated $7.6 million in positive cash flow from operations during 2004, and ended the period with $97.4 million in cash and marketable securities and $75.7 million in combined short and long-term license installment receivables.

We see three significant trends in our business:

•	First, we are increasingly licensing our software pursuant to perpetual licenses, under which a customer pays a single license fee at the commencement of the license, rather than pursuant to term licenses, under which a customer pays a monthly fee during the license term and must renew the license for additional fees to continue to use the software past the original term. We expect that our use of perpetual licenses will continue to increase in the foreseeable future, although we expect to enter into new term licenses in certain instances at the request of our customers. Our increased use of perpetual licenses rather than term licenses has the effect, with respect to a given transaction, of increasing our license revenue and cash flow in the short term, but of decreasing the amount of renewal revenue and cash flow in the future.

•	Second, the percentage of our license revenue relating to our PegaRULES technology has been increasing. Our PegaRULES products can be used by a wide range of customers outside of our traditional financial services and health care markets, which has enabled us to increase our sales to customers outside of these traditional markets. Our PegaRULES products often require less customization and implementation assistance than prior generations of our software products, which in some cases has enabled us to shorten the length of the sales process and the time required to receive customer acceptance of the software product. However, our experience with these new products is limited in time, and it is too early to determine if shorter sales and implementation cycles will be the norm.

•

Third, we are increasing our reliance on partners to provide implementation services that our customers demand for solutions based upon our products. We have developed a network of trained and qualified partners that have the capability to provide these services to our customers. By utilizing these partners, we have increased the supply of skilled service consultants that can assist our customers. In certain cases, our partners are also able to offer lower prices to our customers due to the use of resources located in other countries, thereby increasing the value to our customers of the overall solution. Some of our partners have more headcount dedicated to consulting services for our products than we have. We believe that this trend is good for our business because of the breadth of domain expertise that our partners can bring to solutions. This reliance on partners also reduces the time period for revenue recognition in some instances, because our customers accept our software products upon delivery and obtain additional services from our partners rather than from us. As a result, we expect that our services revenue may grow more slowly over time than if we did not rely on our partners, but the time from software license signing to license revenue recognition may shorten.

Statement of Income Information

The following shows certain items reflected in our Statements of Income as a percentage of total revenue:

	Year ended December 31,
	2004	2003	2002
Software license revenue	43.1%	58.1%	65.6%
Services revenue	56.9	41.9	34.4

Total revenue	100.0	100.0	100.0

Cost of software license	0.4	0.4	2.7
Cost of services	27.1	27.2	30.0

Total cost of revenue	27.5	27.6	32.7

Gross profit	72.5	72.4	67.3

Research and development	20.6	21.7	21.9
Selling and marketing	33.3	25.0	23.9
General and administrative	12.7	10.9	9.7

Total operating expenses	66.6	57.6	55.5

Income from operations	6.0	14.8	11.8
Installment receivable interest income	3.1	5.2	5.9
Other interest income, net	1.9	0.8	0.8
Other income (expense), net	0.5	1.2	(0.8)

Income before provision for income taxes	11.5	22.0	17.7
Provision for income taxes	3.7	4.2	2.0

Net income	7.8%	17.8%	15.7%

International Revenues

International revenue was 32%, 20% and 22% of total consolidated revenue in 2004, 2003 and 2002, respectively. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of product acceptances by our customers during a given period. Historically, most of our contracts have been denominated in U.S. dollars. We expect, however, that in the future more of our contracts may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue

Our total revenue for 2004 decreased 3% to $96.5 million from $99.3 million in 2003. This decrease was due to a decline in license revenue, partially offset by an increase in services revenue. The following table summarizes our revenue composition:

(in millions)	Year ended December 31,

	2004	2003
License revenue
Perpetual licenses and licenses accounted for on a subscription basis	$25.3	$27.5
Term license renewals, extensions and additions	16.3	30.2

Total license revenue	41.6	57.7

Services revenue
Implementation, consulting and training services	39.0	30.1
Maintenance	15.9	11.5

Total services revenue	54.9	41.6

Total revenue	$96.5	$99.3

Total license revenue for 2004 decreased to $41.6 million from $57.7 million for 2003. This decrease in total license revenue was the result of a $13.9 million decrease in term license renewals, extensions and additions, and an anticipated $10.6 million decline in perpetual license revenue from FDR, partially offset by an $8.4 million increase in other perpetual and subscription license revenue.

The $13.9 million decrease in term license renewals, extensions and additions reflects a lower value of scheduled renewals in 2004 versus 2003, as well as a reduction in license add-ons and extensions associated with those renewals. In addition, fewer customers renewed term licenses in advance of their scheduled renewal date during 2004 as compared to 2003. Term license renewals scheduled for 2005 are modestly higher than renewals in 2004. While historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to do so.

Services revenue for 2004 increased 32% to $54.9 million from $41.6 million for 2003. This increase was due primarily to an increase in new license implementations in 2004, and higher customer maintenance revenue. Implementation, consulting and training services revenue in 2004 increased 30% to $39.0 million from $30.1 million for 2003. This increase was due primarily to implementation projects associated with new customer signings and more projects reaching completion in 2004. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Going forward, as we continue to complement our direct selling and support efforts with those of our alliance partners, we do not expect to sustain this rate of services revenue growth. Maintenance revenue in 2004 increased 38% to $15.9 million from $11.5 million in 2003. The increase in maintenance revenue was due to a larger installed base of software and improved pricing for maintenance support.

Deferred revenue at December 31, 2004 consisted primarily of billed fees from arrangements for which acceptance of the software license or service milestone had not occurred, and advance payment of maintenance fees. Deferred revenue balances decreased to $9.1 million as of December 31, 2004 from $14.2 million as of December 31, 2003. The decrease was due primarily to a decrease in the unearned portion of services revenue related to new software implementations and a decrease in deferred license revenue, partially offset by an increase in the unearned portion of services revenue related to advance payments of maintenance fees.

Cost of revenue

Cost of services consists primarily of the cost of providing implementation, consulting, maintenance, and training services. Our cost of services for 2004 decreased 3% to $26.1 million from $27.1 million in 2003, primarily due to the redeployment of some of our services staff to pre-sales support activities. Cost of services as a percentage of services revenue decreased to 48% for 2004 from 65% for 2003. The percentage decrease was primarily due to the increase in our services revenue and the redeployment of some of our services staff to pre-sales support activities. Services gross margin was $28.8 million for 2004 compared to $14.5 million for 2003. The increase in services gross margin reflects recognition of deferred margin on completed services engagements and improved effectiveness of our professional services staff, achieved in part through the increased use of third party contractors when necessary to meet higher demand.

Operating expenses

Research and development expenses for 2004 decreased 8% to $19.9 million from $21.6 million for 2003. As a percentage of our total revenue, research and development expenses decreased to 21% in 2004 from 22% in 2003. The decrease in spending was primarily due to reduced R&D staff and staff related expenses as well as reduced spending on outsourced R&D contractors. R&D headcount at the end of 2004 was 90 compared to 101 at the end of 2003.

Selling and marketing expenses for 2004 increased 29% to $32.1 million from $24.8 million for 2003. This increase was due to an increase in our sales personnel, and an increase in sales commissions associated with increased new license bookings, partially offset by a decrease in marketing program spending. Many of the additional sales personnel were hired late in 2003. As a percentage of total revenue, selling and marketing expenses increased to 33% in 2004 from 25% in 2003, due to the combined effect of increased spending and lower total revenue in 2004. Selling and marketing headcount at the end of 2004 was 108 compared to 102 at the end of 2003.

General and administrative expenses for 2004 increased 14% to $12.3 million from $10.8 million for 2003. As a percentage of our total revenue, general and administrative expenses increased to 13% for 2004 from 11% for 2003. These increases were primarily due to increased spending in 2004 on audit and compliance activities associated with the requirements of the Sarbanes-Oxley Act of 2002 and related regulations as well as increased staff costs. General and administrative headcount was 85 at the end of 2004 compared to 91 at the end of 2003.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees under software license agreements attributable to the time value of money, decreased in 2004 to $3.0 million from $5.2 million for 2003. The decrease was due primarily to a lower average discount rate for our portfolio of term software licenses and a lower total value of that portfolio. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 7.0% during the past few years. It is expected that installment receivable interest income will decline further in 2005 due to the lower total value of our portfolio of term software licenses.

Other interest income, net

Other interest income, net, increased to $1.8 million for 2004 from $0.8 million for 2003. The increase was due to increased cash and investment balances and improved yields.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gains and losses, was $0.5 million for 2004 versus $1.2 million for 2003. The decrease was due to lower currency exchange gains in 2004 versus 2003, and expenses incurred in the second quarter of 2004 associated with restructuring our investment portfolio.

Income before provision for income taxes

Income before provision for income taxes decreased to $11.1 million for 2004 from $21.8 million in 2003. This decrease was due to a $16.1 million decrease in license revenue, a $7.0 million increase in operating expenses primarily due to investments in sales and marketing, a $1.8 million decrease in other income and expense, partially offset by $14.2 million improvement in service gross margin.

Provision for income taxes

The provision for income taxes in 2004 was $3.6 million compared to $4.2 million in 2003. The effective tax rate was 32% in 2004 compared to 19% for 2003. This increase in effective rate was due to lower benefits from the recognition of loss and credit carry forwards in 2004 compared to 2003, partially offset by improved estimates in 2004 of tax benefits related to export sales.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenue

Total revenue for 2003 increased 2% to $99.3 million from $97.4 million for 2002. The increase was due to an increase in services revenue, which was partially offset by a decrease in software license revenue. Total revenue from new customers was 24% of total revenue for 2003, compared with 10% in 2002. The increase in services revenue was due primarily to more new license implementation activity in 2003. The decrease in license revenue was due mainly to the reduction in revenue from the restructured arrangement with FDR. The following table summarizes our revenue composition:

(in millions)	Year ended December 31,
	2003	2002
License revenue
Perpetual licenses and licenses accounted for on a subscription basis	$27.5	$35.6
Term license renewals, extensions and additions	30.2	28.3

Total license revenue	57.7	63.9

Services revenue
Implementation, consulting and training services	30.1	24.2
Maintenance	11.5	9.3

Total services revenue	41.6	33.5

Total revenue	$99.3	$97.4

Total license revenue for 2003 decreased 10% to $57.7 million from $63.9 million for 2002. The decrease in license revenue from FDR of $13.3 million was partially offset by an increase in new customer license revenue. License revenue, excluding revenue from FDR, grew 17% in 2003 from 2002. A substantial majority of our software license revenue in 2003 and 2002 was from existing customers.

The $8.1 million decrease in perpetual and subscription license revenue in 2003 compared to 2002 was primarily due to a $13.3 million reduction in license revenue from FDR, partially offset by an increase in license revenue from new customers. Under the terms of the perpetual license agreement entered into during the first quarter of 2002, when we restructured our arrangement with FDR, FDR made monthly payments through December 2003. We recognized revenue under the FDR agreement, through the third quarter of 2003. We did not recognize license revenue from this FDR agreement in 2004, however we continued to earn maintenance revenue. The following table summarizes the revenue we recognized in 2003 and 2002 under the FDR perpetual license and the prior agreements with FDR:

(in millions)	Year ended December 31,
	2003	2002
Perpetual licenses and licenses accounted for on a subscription basis	$10.6	$23.9
Implementation, consulting and training services	0.0	0.8
Maintenance	0.9	0.9

Total revenue	$11.5	$25.6

Term license revenue in 2003 was primarily from customers renewing and extending their use of Pegasystems’ software. Discount rates used to recognize term license revenue vary directly with market interest rates. The discount rates used to recognize term license revenue are estimates of customer borrowing rates at the time license revenue is recognized. A decrease in the average discount rate resulted in an increase in license revenue of approximately $1.4 million for 2003 versus 2002.

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

Selling and marketing expenses for 2003 increased 7% to $24.8 million from $23.3 million for 2002. This increase was due to more spending on marketing and sales programs, increased service activities for pre-sales support, such as software demonstrations, and growth in sales and marketing staff from 84 at the end of 2002 to 102 at the end of 2003, partially offset by decreases in sales staff average compensation. As a percentage of total revenue, selling and marketing expense increased to 25% in 2003 from 24% in 2002.

General and administrative expenses for 2003 increased 14% to $10.8 million from $9.5 million for 2002. As a percentage of total revenue, general and administrative expenses increased to 11% for 2003 from 10% for 2002. The increases were due to employee compensation related expenses and corporate governance programs and initiatives. Headcount in administrative services increased from 85 at the end of 2002 to 91 at the end of 2003.

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

Provision for income taxes

Our effective income tax rate increased from 11% in 2002 to 19% in 2003. The provision for income taxes in 2003 was $4.2 million, compared to $1.9 million in 2002. The provision increased due to higher levels of income before income taxes and lower benefits from the recognition of loss and credit carry forwards in 2003.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At December 31, 2004, we had cash and equivalents and short-term investments of $97.4 million, a $9.4 million increase from $87.9 million at

December 31, 2003. Working capital was $118.9 million at December 31, 2004, a $22.9 million increase from $96.0 million at December 31, 2003. Working capital increased primarily due to increases in cash and investments, accounts receivable, the short-term portion of license installments and a reduction in deferred revenue.

Net cash provided by operations for 2004 was $7.6 million compared with $21.0 million for 2003. The decrease was primarily due to a decrease of $10.1 million in net income for 2004 compared to 2003.

Net cash used in investing activities for 2004 was $(58.3) million, primarily due to net purchases of marketable debt securities during 2004. This compared with $(14.3) million used in investing activities in 2003, also primarily for purchases of marketable debt securities.

Net cash provided by financing activities for 2004 was $3.5 million compared with $3.0 million in 2003. The increase was primarily due to higher proceeds from employee stock option exercises.

Our Board of Directors has authorized the repurchase of up to $10 million of our outstanding common stock. The purchases will be made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. As of February 16, 2005, no shares had been repurchased under the program. The authorization expires on September 30, 2005.

We believe that current cash, cash equivalents, and cash flow from operations will be sufficient to fund our business for at least the next twelve months. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our services business. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital if needed will be available on reasonable terms, if at all, at such time as we require.

As of December 31, 2004, we did not have material commitments for capital or operating expenditures other than capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,228 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, with the option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2010. Rent expense under operating leases is recognized on a straight-line basis, under which scheduled rent increases are expensed in advance of payment. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. Our known contractual obligations as of December 31, 2004 were as follows:

	Payment due by period (in thousands)
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$282	$109	$173	$—	$—
Operating lease obligations	30,046	3,552	7,008	7,103	12,383

Total	$30,328	$3,661	$7,181	$7,103	$12,383

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt in connection with our existing term license agreements:

Years ending December 31,	License installments
(in thousands)
2005	$31,358
2006	24,052
2007	15,031
2008	6,719
2009	1,133
2010 and thereafter	1,861

$80,154

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2004, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have concluded that the fair value of these obligations is negligible and we have not established any related reserves.

Deferred revenue

Deferred revenue consists primarily of billed fees from arrangements for which acceptance of the software license or service milestone has not occurred, the unearned portion of services revenue and advance payment of maintenance fees. We estimate the value of committed and undelivered services to be delivered after license implementation, and defer that amount until the related elements of the agreement are completed and provided to the customer. We base these estimates on our historical experience. The timing of revenue recognized under our arrangements with customers is impacted by these estimates, but the total value of revenue recognized during the arrangements is not.

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

Stock-based compensation

We periodically grant stock options for a fixed number of shares to employees, non-employee directors and non-employee contractors with an exercise price equal to the fair market value of the shares at the date of the grant. We account for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Stock options granted to non-employee contractors are accounted for using the fair value method. Under the fair value method, compensation associated with stock awards to non-employee contractors is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model.

At December 31, 2004, we had four stock-based compensation plans, which are described more fully in Note 4 of the notes to the financial statements. No stock-based employee compensation expense is reflected in net income in 2004, 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and were granted to employees and directors.

The fair value method requires use of an option pricing model, and assumptions required by the selected model. Assumptions required in using these models include average life of options from the vesting date, volatility of our stock price and risk free rate of return. We have used the Black-Scholes multiple option pricing model during the past few years for our pro-forma disclosures in notes to the financial statements regarding what the impact would have been of adopting the fair value method. We have based our assumptions for average life of options on analyses of the history of activity by holders of “in the money” options for our common stock. We have based our assumptions for volatility of our stock price on analyses of the history of the price of our common stock as reported by NASDAQ, looking back over a time period approximating the assumed average life of options. We have assumed a risk free rate of return based on yields of US Treasury notes. We disclose the pro-forma effect on our financial results in Note 1 (m) of the notes to the financial statements.

The effects on pro-forma net income and earnings per share of the estimated fair value of stock options and estimated dilutive shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

We are evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

Adoption of SFAS No. 123R will significantly increase compensation expense. In addition, SFAS No. 123R requires that excess tax benefits related to stock compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

Accounting for income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the recoverability of our deferred tax assets quarterly by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At December 31, 2004, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a valuation allowance on certain deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry forward period available under the tax law, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in either a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Principal differences between our book and tax accounts are related to the treatment of our license transactions. We use the operating lease method of recognizing license revenue for tax purposes, so that to the extent we continue to enter into term license contracts, we establish deferred tax liabilities for such future taxable income. In addition, because we defer recognition of this income into future periods for tax purposes, we have generated substantial tax loss carry forwards which partially offset the related liabilities. We also earn tax credits in various jurisdictions for our ongoing investment in research and development activities.

As of December 31, 2004, our remaining valuation allowance related to credits, which we expect will expire before we will be able to utilize them, and to loss carry forwards acquired in the 1mind acquisition, the recognition of which will generally reduce goodwill.

Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions, returns and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such a determination is made. Provisions have been made for such uncertainties, with reserves totaling approximately $2 million as of December 31, 2004.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No.109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. Until the Treasury Department or Congress provides additional clarifying language on key elements of this deduction, the impact of the adoption of FSP 109-1 on our results of operations or financial position for 2005 and subsequent years cannot be determined.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the tax impact of foreign earnings that might be repatriated by us, if any, cannot be determined.

The FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. The FSP 109-2 calls for enhanced disclosures of, among other items, the status of a Company’s evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. Such disclosures are included in Note 7 of the notes to the financial statements.

Contingencies

From time to time, we are threatened with or become party to litigation. We periodically assess each matter in order to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5, or SFAS 5, Accounting for Contingencies, should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

No customer accounted for 10% or more of our total revenue in 2004. First Data Resources accounted for 12% and 26% of our total revenue in 2003 and 2002, respectively. In 2003, another customer accounted for approximately 15% of our total revenue.

Factors that may affect future results

The following important factors, among others, could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

Factors relating to our revenues

We have increasingly been entering into perpetual license transactions with new customers rather than term licenses, which, with respect to such transactions, has the effect of increasing our license revenue and cash flow in the short term and of decreasing the amount of license revenue and cash flow in the future. In prior years, we typically licensed our software under term licenses requiring the customer to make monthly payments over the license term. More recently, we have been selling perpetual licenses to our software with a single license fee typically being payable at the commencement of the license. We expect that our use of perpetual licenses will continue to increase in the foreseeable future, although we expect to enter into new term licenses in certain instances at the request of our customers. Our increased use of perpetual licenses has the effect, with respect to such transactions, of increasing our license revenue and cash flow in the short term, but of decreasing the amount of license revenue and cash flow in the future. If we are unable to increase the volume of new license transactions, given the anticipated decline in the recurring revenue from term license arrangements, our license revenue and cash flow will likely decline in future periods.

If existing customers do not renew their term licenses, our financial results may suffer. Term license renewal negotiations have required more effort due to economic pressures and consolidation among our customers. A significant portion of our total revenue has been attributable to term license renewals, although this portion has been declining in recent periods due to the increase in perpetual licenses. While historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. In addition, customers may choose to renew their expiring term licenses, but on business terms that require us to account for such renewals on a subscription basis, thereby reducing the amount of revenue we can recognize at the time of renewal under our existing revenue recognition practices. A decrease in term license renewal revenue absent offsetting revenue from other sources would have a material adverse effect on future financial performance.

Our professional services revenue is dependent to a significant extent on closing license transactions with new customers. We derive a substantial portion of our professional services revenue from implementation of software licensed by new customers and the development of applications by our customers using our software. Increasingly, we are relying on business partners to provide the implementation services for our customers, thus reducing the amount of professional services revenue we derive relative to a given level of license revenue. Accordingly, it is imperative that we close more license transactions with new customers if we are to maintain or grow our services revenue.

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, due to the uncertain timing of the completion of implementation services and product acceptance by the customer. Our quarterly revenue may fluctuate significantly, in part because a large portion of our revenue in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or, in the case of term licenses, license renewal. Customers often will not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to twelve months but in some cases significantly longer. We recently introduced a new set of products based on our new PegaRULES technology. In some cases, these new products have a shorter sales cycle and implementation period than our traditional product line. However, our experience with these new products is limited in time, and we may experience longer sales and implementation cycles in some cases. Any increases in these cycles may adversely affect our financial performance, due in part to the recognition of sales staff and commission costs in advance of revenue recognition. In addition, risks over which we have little or no control, including customers’ budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes requested by customers may further delay product implementation and revenue recognition.

Our quarterly operating results have varied considerably in the past and are likely to vary considerably in the future. Historically, most of our revenue in a quarter has been attributable to a small number of transactions. This has caused our quarterly revenue to fluctuate, sometimes significantly. These fluctuations could cause us to be unprofitable on an annual or quarterly basis and to fail to meet analysts’ expectations regarding our earnings or revenue. Our current strategy to rely more heavily on third party services in support of license sales may increase these fluctuations because we will have less control over the timing of customer acceptance of our software. While future fluctuations in our quarterly operating results may be buffered to some extent by the increasing percentages of our total revenue from maintenance services and by an increase in the number of license transactions, we expect those fluctuations will continue to be significant at least in the near term. We plan selling and marketing expenses, product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

Our stock price has been volatile. The market price of our common stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, statements and ratings by financial analysts, and overall market performance, will have a significant effect on the price for shares of our common stock.

Factors relating to our products and markets

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

We have historically sold to the financial services and healthcare markets. These markets are continuing to consolidate, and face uncertainty due to many other factors. We have historically derived a significant portion of our revenue from customers in the financial services and healthcare markets, and increased sales to these markets are important for our future growth, although we have been increasing our sales to other markets. Competitive pressures, industry consolidation, decreasing operating margins within these markets, currency fluctuations, geographic expansion and deregulation affect the financial condition of our customers and their willingness to pay. In addition, customers’ purchasing patterns are somewhat discretionary. As a result, some or all of the factors listed above may adversely affect the demand by customers. The financial services market is undergoing intense domestic and international consolidation. Consolidation may interrupt normal buying behaviors and increase the volatility of our operating results. In recent years, several customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance.

We rely on certain third-party relationships. We have a number of relationships with third parties that are significant to sales, marketing and support activities, and product development efforts. We rely on relational database management system applications and development tool vendors, software and hardware vendors, large system integrators and technology consulting firms to provide marketing and sales opportunities for the direct sales force and to strengthen our products through the use of industry-standard tools and utilities. We also have relationships with third parties that distribute our products. In particular, we benefit from our non-exclusive relationship with First Data Resources for the distribution of products to the credit card market and with PFPC Inc. for distribution of products to the mutual fund market. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with ours in the future or will not otherwise end their relationships with or support of us.

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 32% of our total revenue in 2004, 20% in 2003, and 22% in 2002. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in continental Europe and Australia. We believe that growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

In addition, there can be no assurance that we will be able to maintain or increase international market demand for our products. Most of our international sales are denominated in U.S. dollars. Accordingly, any appreciation of the value of the U.S. dollar relative to the currencies of those countries in which we distribute our products may place us at a competitive disadvantage by effectively making our products more expensive as compared to those of our competitors. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, increased tariffs and other trade barriers, the costs of localizing products for local markets and complying with local business customs, longer accounts receivable patterns and difficulties in collecting foreign accounts receivable, difficulties in enforcing contractual and intellectual property rights, heightened risks of political and economic instability, the possibility of nationalization or expropriation of industries or properties, difficulties in managing international operations, potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of “double taxation”), increased accounting and internal control expenses, and the burden of complying with a wide variety of foreign laws. There can be no assurance that one or more of these factors will not have a material adverse effect on our foreign operations, and, consequentially, our business, operating results, and financial condition.

Factors relating to our internal operations and potential liabilities

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

We face risks related to intellectual property claims or appropriation of our intellectual property rights. We rely primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect our proprietary rights. In October 1998, we were granted a patent by the United States Patent and Trademark Office relating to the architecture of our systems. We cannot assure that such patent will not be invalidated or circumvented or that rights granted thereunder or the description contained therein will provide competitive advantages to our competitors or others. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain the use of information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

We are not aware that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products. Although we attempt to limit the amount and type of our contractual liability for infringement of the proprietary rights of third parties, these limitations often contain certain exclusions, and we cannot be assured that these limitations will be applicable and enforceable in all cases. Even if these limitations are found to be applicable and enforceable, our liability to our customers for these types of claims could be material in amount given the size of certain of our transactions. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results, and financial condition.

Investor confidence and share value may be adversely impacted if our management is unable to provide an unqualified assessment regarding the adequacy of our internal control over financial reporting, or if our independent auditors are unable to provide us with their attestation regarding our management’s assessment, for our 2005 fiscal year or beyond, as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent auditors must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. For the year ended December 31, 2004, management’s assessment is included on page 31 of this Annual Report on Form 10-K and our independent auditors’ attestation is included on page 33 of this Annual Report on Form 10-K. These reports, however, speak only as of a single point in time. For future periods, although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our management may not be able to provide an unqualified assessment for our 2005 fiscal year or beyond, and our independent auditors may be unwilling to provide an attestation for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 32% of our total revenue in 2004 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $17 million as of December 31, 2004. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of December 31, 2004, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets are license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. The carrying value of $76 million as of December 31, 2004 reflects the weighted average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $2 million as of December 31, 2004.

We have invested in fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2 million as of December 31, 2004. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Work in support of the independent auditor attestation as required under Section 404 of the Sarbanes-Oxley Act of 2002 has indicated that we have some deficiencies in internal control over financial reporting, and management is working to remediate those deficiencies. Our management has concluded that those deficiencies, individually and in the aggregate, do not constitute a material weakness in internal control over financial reporting. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 8 of our Annual Report on Form 10-K on page 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.:

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pegasystems Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Pegasystems Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 24, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 24, 2005

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share-related data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$20,905	$67,989
Short-term investments	76,455	19,946

Total cash and short-term investments	97,360	87,935
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2004 and 2003	15,528	9,602
Short-term license installments	31,358	28,565
Prepaid expenses and other current assets	1,236	727

Total current assets	145,482	126,829

Long-term license installments, net of unearned interest income	44,344	53,666
Equipment and improvements, net of accumulated depreciation and amortization	1,586	992
Acquired technology, net of accumulated amortization	379	729
Other assets	118	166
Goodwill	2,346	2,346

Total assets	$194,255	$184,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$7,888	$8,886
Accounts payable and accrued expenses	9,502	7,784
Deferred revenue	9,114	14,180
Current portion of capital lease obligation	98	—

Total current liabilities	26,602	30,850

Long-term deferred income taxes	1,480	625
Capital lease obligation, net of current portion	165	—
Other long-term liabilities	808	81

Total liabilities	29,055	31,556

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 36,076,649 shares and 35,212,505 shares issued and outstanding in 2004 and 2003, respectively	361	352
Additional paid-in capital	122,152	117,391
Stock warrant	249	374
Retained earnings	41,289	33,735
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(267)	(9)
Foreign currency translation adjustments	1,416	1,329

Total stockholders’ equity	165,200	153,172

Total liabilities and stockholders’ equity	$194,255	$184,728

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Revenue:
Software license	$41,563	$57,695	$63,922
Services	54,898	41,618	33,486

Total revenue	96,461	99,313	97,408

Cost of revenue:
Cost of software license	350	350	2,661
Cost of services	26,146	27,069	29,207

Total cost of revenue	26,496	27,419	31,868

Gross profit	69,965	71,894	65,540

Operating expenses:
Research and development	19,879	21,592	21,284
Selling and marketing	32,089	24,840	23,308
General and administrative	12,253	10,788	9,472

Total operating expenses	64,221	57,220	54,064

Income from operations	5,744	14,674	11,476

Installment receivable interest income	3,026	5,163	5,774
Other interest income, net	1,842	759	760
Other income (expense), net	517	1,235	(813)

Income before provision for income taxes	11,129	21,831	17,197

Provision for income taxes	3,575	4,150	1,900

Net income	$7,554	$17,681	$15,297

Earnings per share, basic	$0.21	$0.51	$0.45
Earnings per share, diluted	$0.20	$0.49	$0.43

Weighted average number of common shares outstanding, basic	35,691	34,518	33,835
Weighted average number of common shares outstanding, diluted	37,043	35,757	35,980

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Stock Warrant	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity	Comprehensive Income
	Number of Shares	Amount
Balance at January 1, 2002	32,755	$328	$101,318	$2,897	$757	$(342)	$104,958

Exercise of stock options	871	8	4,036	—	—	—	4,044
Issuance of stock under Employee Stock Purchase Plan	95	1	389	—	—	—	390
Expiration of stock warrant	—	—	2,897	(2,897)	—	—	—
Tax benefit from exercise of stock options	—	—	1,559	—	—	—	1,559
Issuance of common stock and warrant for acquisition	570	6	3,289	374	—	—	3,669
Foreign currency translation adjustments	—	—	—	—	—	1,010	1,010	$1,010
Net income	—	—	—	—	15,297	—	15,297	15,297

Balance at December 31, 2002	34,291	343	113,488	374	16,054	668	130,927	$16,307

Exercise of stock options	976	10	2,412	—	—	—	2,422
Issuance of stock under Employee Stock Purchase Plan	102	1	531	—	—	—	532
Tax benefit from exercise of stock options	—	—	1,859	—	—	—	1,859
Cancellation of stock held in escrow for acquisition	(156)	(2)	(899)	—	—	—	(901)
Foreign currency translation adjustments	—	—	—	—	—	661	661	$661
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(9)	(9)	(9)
Net income	—	—	—	—	17,681	—	17,681	17,681

Balance at December 31, 2003	35,213	352	117,391	374	33,735	1,320	153,172	$18,333

Exercise of stock options	728	7	2,883	—	—	—	2,890
Issuance of stock under Employee Stock Purchase Plan	103	1	658	—	—	—	659
Exercise of common stock warrants	33	1	162	(163)	—	—	—
Issuance of common stock warrants	—	—	—	38	—	—	38
Tax benefit from exercise of stock options	—	—	1,058	—	—	—	1,058
Foreign currency translation adjustments	—	—	—	—	—	87	87	$87
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(433)	(433)	(433)
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	—	175	175	175
Net income	—	—	—	—	7,554	—	7,554	7,554

Balance at December 31, 2004	36,077	$361	$122,152	$249	$41,289	$1,149	$165,200	$7,383

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$7,554	$17,681	$15,297
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	1,058	1,859	1,559
Deferred income taxes	1,365	625	(1,000)
Depreciation and amortization	1,417	1,496	4,992
Issuance of common stock warrants	38	—	—
Reduction in provision for doubtful accounts	—	(146)	(353)
Losses on disposal of fixed assets	—	—	83
Change in operating assets and liabilities:
Trade accounts receivable and license installments	651	(4,871)	(2,248)
Prepaid expenses and other current assets	(501)	142	1,525
Accounts payable and accrued expenses	259	3,312	204
Deferred revenue	(5,066)	905	7,041
Other long-term assets and liabilities	776	(34)	157

Cash flows from operating activities	7,551	20,969	27,257

Cash flows from investing activities:
Purchase of investments	(163,777)	(46,226)	(6,053)
Maturing and called investments	16,850	32,324	—
Sale of investments	89,753	—	—
Purchase of equipment, furniture and improvements	(1,109)	(382)	(1,006)
Acquisition of 1mind	—	—	(573)

Cash flows from investing activities	(58,283)	(14,284)	(7,632)

Cash flows from financing activities:
Payments under capital lease obligations	(39)	—	(81)
Exercise of stock options	2,890	2,422	4,044
Proceeds from sale of stock under Employee Stock Purchase Plan	659	532	390

Cash flows from financing activities	3,510	2,954	4,353

Effect of exchange rate on cash and cash equivalents	138	957	398

Net (decrease) increase in cash and cash equivalents	(47,084)	10,596	24,376
Cash and cash equivalents, beginning of year	67,989	57,393	33,017

Cash and cash equivalents, end of year	$20,905	$67,989	$57,393

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$14	$102	$2
Income taxes	$1,220	$1,027	$724
Non-cash financing activity:
Equipment acquired under capital lease	$302	$—	$—
Stock issued in business combination	$—	$—	$3,669
Return of shares held in escrow related to business combination	$—	$901	$—

See notes to consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

(a) Business

We develop, market, license and support software to manage a broad array of business processes. We provide implementation, consulting, training, and technical support services to facilitate the use of our software.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2004, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Cash and cash equivalents and investments

(in thousands)	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$10,764	$—	$—	$10,764
Certificates of deposit	8,397	—	—	8,397
Money market mutual funds	1,744	—	—	1,744

Cash and cash equivalents	$20,905	$—	$—	$20,905

Short-term investments:
U.S. government and agency securities	$49,233	$—	$(318)	$48,915
Corporate bonds	12,758	—	(109)	12,649
Municipal bonds	3,007	—	(16)	2,991
Auction rate securities	11,900	—	—	11,900

Short-term investments	$76,898	$—	$(443)	$76,455

Cash and cash equivalents and short-term investments	$97,803	$—	$(443)	$97,360

(in thousands)	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$8,250	$—	$—	$8,250
Certificates of deposit	6,608	—	—	6,608
Money market mutual funds	39,132	—	—	39,132
Fixed income mutual funds	13,999	—	—	13,999

Cash and cash equivalents	$67,989	$—	$—	$67,989

Short-term investments:
U.S. government and agency securities	$16,509	$—	$(12)	$16,497
Corporate bonds	3,446	3	—	3,449

Short-term investments	$19,955	$3	$(12)	$19,946

Cash and cash equivalents and short-term investments	$87,944	$3	$(12)	$87,935

We consider debt securities with remaining maturities of three months or less, when purchased, to be cash equivalents. Auction rate securities have been classified as short term investments as of December 31, 2004. Purchases of auction rate securities were $86.1 million and sales of auction rate securities were $74.2 million during 2004, and are included in purchase and sale of investments in the consolidated statement of cash flows. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. Securities that we have the ability and intent to hold until maturity are carried at amortized cost, which approximates fair value. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between available-for-sale and held-to-maturity investment categories. As of December 31, 2004, remaining maturities of marketable debt securities ranged from

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 2005 to May 2007. As of December 31, 2003, remaining maturities of marketable debt securities ranged from February 2004 to December 2005. During 2003, $0.8 million of investments held at December 31, 2002 were called by their issuer earlier than their stated maturity date.

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

License Installments
(in thousands)
For the calendar year
2005	$31,358
2006	24,052
2007	15,031
2008	6,719
2009	1,133
2010 and thereafter	1,861

80,154
Deferred license interest income	(4,452)

Total license installments receivable, net	$75,702

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

(i) Impairment of long-lived assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of undiscounted cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments in 2004, 2003, and 2002.

(j) Research and development and software costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date and, as a result, no internal costs were capitalized during 2004, 2003, and 2002.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of capitalized software is included in the cost of software license. No amortization expense for internally developed capitalized software costs was charged to cost of software license during 2004, 2003, and 2002.

(k) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share data)	Years Ended December 31,
	2004	2003	2002
Basic
Net income	$7,554	$17,681	$15,297

Weighted average common shares outstanding	35,691	34,518	33,835

Earnings per share, basic	$0.21	$0.51	$0.45

Diluted
Net income	$7,554	$17,681	$15,297

Weighted average common shares outstanding	35,691	34,518	33,835

Effect of assumed exercise of stock options and warrant	1,352	1,239	2,145

Weighted average common shares outstanding, assuming dilution	37,043	35,757	35,980

Earnings per share, diluted	$0.20	$0.49	$0.43

Outstanding options excluded as impact would be anti-dilutive	1,699	4,148	4,023

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

($ in thousands)	2004		2003		2002
United States	$65,743	68%	$79,123	80%	$75,617	78%
United Kingdom	11,930	12%	12,041	12%	14,806	15%
Europe, other	13,248	14%	6,640	7%	3,595	4%
Other	5,540	6%	1,509	1%	3,390	3%

	$96,461	100%	$99,313	100%	$97,408	100%

In 2004, no customer accounted for more than 10% of our total revenue. In 2003, two customers accounted for approximately 15% and 12% of our total revenue, respectively. In 2002, one customer accounted for approximately 26% of our total revenue. At December 31, 2004, two customers represented 19% and 13% of outstanding trade accounts receivable, respectively. At December 31, 2004, three customers represented 17%, 14% and 13% of long and short-term license installments, respectively. At December 31, 2003, one customer represented 49% of outstanding trade accounts receivable and one customer represented 16% of long and short-term license installments.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2004, we had four stock-based employee compensation plans, which are described more fully in Note 4. No stock-based employee compensation expense is reflected in net income in 2004, 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and were granted to employees and directors. The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to stock-based employee compensation:

(in thousands, except per share amounts)	Years ended December 31,
	2004	2003	2002
Net income, as reported	$7,554	$17,681	$15,297
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,196)	(6,807)	(7,624)

Pro forma net income	$4,358	$10,874	$7,673

Earnings per share:
Basic—as reported	$0.21	$0.51	$0.45
Basic—pro forma	$0.12	$0.32	$0.23
Diluted—as reported	$0.20	$0.49	$0.43
Diluted—pro forma	$0.12	$0.30	$0.21

The fair value of options at the date of grant was estimated using the Black-Scholes multiple option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Volatility	68%	71%	77%
Expected option life, years from vesting	2.1	1.0	1.0
Interest rate (risk free)	3.52%	2.56%	2.78%
Dividends	None	None	None

For the portion of pro forma compensation expense disclosed above relating to the Stock Purchase Plan, the weighted average fair values of the options feature implicit in our Purchase Plan offerings in 2004, 2003, and 2002 were $2.15, $1.82, and $2.36, respectively.

The effects on 2004, 2003, and 2002 pro-forma net income and earnings per share of the estimated fair value of stock options and estimated dilutive shares are not necessarily representative of the effects on the results

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

We are evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

Adoption of SFAS No. 123R will significantly increase compensation expense. The actual impact on future years will be dependent on a number of factors, including our stock price and the level of future grants and awards from our stock plans. In addition, SFAS No. 123R requires that excess tax benefits related to stock compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

(n) Fair value of financial instruments

The principal financial instruments held consist of cash equivalents, investments, accounts receivable and accounts payable, capital lease obligations, and license installment receivables arising from license transactions. The carrying values of cash equivalents, investments, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at December 31, 2004 and 2003.

(o) Acquired technology and goodwill

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is provided on a straight-line basis over the assets’ estimated useful lives. As of December 31, 2004 and 2003, intangible assets consisted of technology acquired in a business combination with a net carrying value of $0.4 million and $0.7 million and accumulated amortization of $1.0 million and $0.7 million, respectively. Amortization expense for this acquired technology was $0.4 million and $0.4 million for the years ended December 31, 2004 and 2003, respectively. Total amortization expense was $2.7 million in 2002 including amortization of FDR’s ESP software and warrant as described in Note 5.

We expect to recognize approximately $0.4 million of amortization expense related to those assets in 2005.

Goodwill represents the residual purchase price paid in a business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing estimated fair value to its carrying value. During the first quarter of 2003, we made a claim against all of the 155,760 common shares in escrow from the acquisition of 1mind Corporation (1mind). In April 2003, the shares were returned, retired and cancelled. This resulted in a $0.9 million reduction of goodwill and additional paid in capital.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p) Deferred taxes

Deferred taxes are provided for differences in the bases of our assets and liabilities for book and tax purposes and loss carry forwards based on tax rates expected to be in effect when these items reverse. Valuation allowances are provided to the extent it is more likely than not that some portion of the deferred tax assets will not be realized.

(q) Reclassifications

Amounts related to changes in other long-term assets and liabilities have been included as cash flows from operating activities; they had previously been included in cash flows from investing activities. Amounts for 2003 and 2002 were reclassified to be consistent with the current presentation.

2. VALUATION AND QUALIFYING ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.4 million at December 31, 2004 and 2003. Reductions in 2003 and 2002 were due to improvements in trade accounts receivable and collections of accounts for which reserves had been provided. The following is a roll forward of the allowance for doubtful accounts:

Description	Balance at beginning of year	Additions (reductions) charged to expenses	Foreign exchange gain	Write-offs	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2004	$365	$—	$—	$—	$365
Year ended December 31, 2003	507	(146)	4	—	365
Year ended December 31, 2002	1,034	(353)	6	(180)	507

3. EQUIPMENT AND IMPROVEMENTS

The cost and accumulated depreciation of equipment and improvements consisted of the following at December 31,:

	2004	2003
	(in thousands)
Computer equipment and purchased software	$4,992	$9,004
Furniture and fixtures	2,240	2,790
Leasehold improvements	1,990	2,864
Equipment under capital leases	594	914

	9,816	15,572
Less: accumulated depreciation and amortization	(8,230)	(14,580)

Equipment and improvements, net of accumulated depreciation and amortization	$1,586	$992

Depreciation expense was approximately $0.8 million, $1.1 million, and $2.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2004 and 2003, we recorded disposals of approximately $7.4 million and $0.7 million, respectively, of computer equipment, furniture and fixtures, leasehold improvements, and purchased software. Nearly all of the assets written off during 2004 were fully depreciated, resulting in immaterial losses on disposal. During the year ended December 31, 2002, we recorded disposals of approximately $1.0 million of furniture and fixtures and leasehold improvements, resulting in a loss on disposal of $0.08 million.

4. STOCKHOLDERS’ EQUITY

(a) Preferred stock

We have authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. Our shareholders have given our Board of Directors the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. We have not issued any shares of preferred stock through December 31, 2004.

(b) Common stock

We have 70,000,000 authorized shares of common stock at $.01 par value, of which 36,076,649 shares were issued and outstanding at December 31, 2004.

(c) 1994 Long-term incentive plan

In 1994, we adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of December 31, 2004, options to purchase an aggregate of 7.3 million shares of common stock were outstanding under the 1994 Plan. We do not intend to issue any additional options or make any other awards under the 1994 Plan.

(d) 1996 Non-employee director stock option plan

In 1996, we adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the grant to non-employee Directors of the Company of options to purchase shares of our common stock. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to provide for (i) the grant to non-employee Directors on the date he or she first became a Director an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following the annual shareholders meeting (commencing in 2000), a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. At December 31, 2004, under the Director Plan there were outstanding options to purchase an aggregate of 250,000 shares and no additional shares were available for issuance. The Compensation Committee administers the Director Plan. No options were granted under the Director Plan in 2004 and we do not intend to issue any options under the Director Plan in the future.

(e) 1996 employee stock purchase plan

In 1996, we adopted a 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”) pursuant to which our employees are entitled to purchase up to an aggregate of 1.0 million shares of common stock at a price equal to 85% of the fair market value of the common stock on either the commencement date or completion date for offerings under the plan, whichever is less. As of December 31, 2004, there had been nine offerings under the plan and approximately 0.7 million shares had been issued thereunder. The Stock Purchase Plan is tax qualified and as of December 31, 2004 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes.

(f) 2004 Long-term incentive plan

In 2004, we adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of December 31, 2004, a total of 7.0 million shares of common stock were reserved for issuance under the 2004 Plan, of which approximately 1.9 million shares were subject to outstanding options and an additional 5.1 million shares were available for issuance. Our Board of Directors has made a commitment to provide our non-employee directors with annual option grants. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

Stock Options Summary

The following table presents the combined activity for the 1994 Plan, the 2004 Plan and the Director Plan for the years ended December 31,:

	2004		2003		2002
(in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options at beginning of year:	8,440	$7.65	7,983	$7.79	8,617	$7.56
Granted	2,224	7.50	1,894	4.64	901	7.42
Exercised	(728)	3.98	(974)	2.49	(872)	4.64
Canceled	(681)	10.43	(463)	8.62	(663)	8.57

Outstanding options at end of year	9,255	7.70	8,440	7.65	7,983	7.79

Exercisable options at end of year	5,780	8.40	5,754	8.68	5,404	7.86
Weighted average fair value of options granted during the year		$4.18		$2.47		$4.74

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.38 — 4.38	2,886	6.72	$4.00	1,961	$3.98
4.48 — 7.50	2,361	8.98	6.98	452	5.89
7.50 — 8.06	2,334	5.46	7.73	1,886	7.75
8.08 — 25.75	1,674	5.73	15.00	1,481	15.87

	9,255			5,780

Warrants Summary

As of December 31, 2004, there were outstanding warrants to purchase 73,576 shares of our common stock with a weighted average fair value of $3.38 per share and a weighted average exercise price of $4.08 per share.

5. PURCHASED SOFTWARE AND WARRANT AGREEMENTS WITH FDR

In 1997, we entered into Software License and Support and Warrant Agreements with First Data Resources, Inc. (“FDR”). In accordance with the Software License and Support Agreement, we were granted a license for access to and the use of the designs, specifications and code of FDR’s ESP product. As consideration for this right, we paid FDR $10.0 million. This amount was recorded as purchased software on the accompanying consolidated balance sheets. In connection with the Software License and Support Agreement, we issued a warrant to FDR to purchase 284,876 shares of our common stock at a purchase price of $28.25 per share which represented the fair market value of the common stock on the date of the agreement. The warrant became exercisable on June 27, 1998 and expired during the fourth quarter of 2002. The warrant was valued at $2.9 million. We amortized the value of the purchased software and the warrant on a pro rata basis over the initial 5½ year term of the agreement. During the year ended December 31, 2002, we recorded amortization expense of approximately $2.3 million, related to the ESP software and warrant. The asset was fully amortized during 2002.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. COMMITMENTS AND CONTINGENCIES

We lease certain equipment and office space under non-cancelable capital and operating leases with various extension dates through 2013. Future minimum rental payments required under capital and operating leases with non-cancelable terms in excess of one year at December 31, 2004 are as follows:

	Capital Lease	Operating Leases
	(in thousands)
For the calendar year
2005	$109	$3,552
2006	109	3,532
2007	64	3,476
2008	—	3,491
2009	—	3,612
2010 and thereafter	—	12,383

Net minimum lease payments	$282	$30,046

Less: amount representing interest	(19)

Present value of minimum lease payments	263
Less: current portion	98

Capital lease obligation, net of current portion	$165

Rent expense under operating leases is recognized on a straight-line basis, under which pre-determined scheduled rent increases are expensed in advance of payment. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of December 31, 2004, deferred rent of $0.7 million was included in other long-term liabilities. Total rent expense under operating leases was approximately $4.2 million, $3.9 million, and $5.1 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

We are a party in various contractual disputes, litigation and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

7. INCOME TAXES

The components of income before provision for income taxes are as follows for the years ended December 31,:

	2004	2003	2002
	(in thousands)
Domestic	$10,026	$20,986	$16,183
Foreign	1,103	845	1,014

Total	$11,129	$21,831	$17,197

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes are as follows for the years ended December 31,:

	2004	2003	2002
	(in thousands)
Current:
Federal	$468	$906	$607
State	208	335	87
Foreign	476	425	647

Total current	1,152	1,666	1,341

Deferred:
Federal	1,209	553	(1,000)
State	156	72	—

Total deferred	1,365	625	(1,000)

Tax benefit from exercise of stock options	1,058	1,859	1,559

Total provision	$3,575	$4,150	$1,900

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit and tax credits	1.2	1.0	0.3
Permanent differences	2.2	0.6	4.0
Extraterritorial income exclusion	(17.7)	—	—
Tax effects on foreign activities	(0.5)	(0.1)	1.0
Valuation allowance	11.9	(17.5)	(29.2)

Effective income tax rate	32.1%	19.0%	11.1%

Deferred income taxes at December 31, 2004 and 2003 reflect the net tax effects of net operating loss and tax credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes. The components of our net deferred tax assets (liabilities) are as follows as of December 31,:

	2004	2003
	(in thousands)
Software revenue	$(26,055)	$(28,638)
Depreciation	795	789
Vacation accrual	204	334
Receivable and other reserves	3,195	3,207
Unrealized loss on investments	175	—
Net operating losses carried forward	17,107	20,225
Tax credits	7,045	6,514

Net deferred tax assets	2,466	2,431
Less valuation allowances	4,281	3,056

Net deferred income taxes	$(1,815)	$(625)

Reported as:
Current deferred tax liability, included in accounts payable and accrued expenses	$(335)	$—
Long-term deferred income taxes	(1,480)	(625)

Net deferred income taxes	$(1,815)	$(625)

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance has been provided for certain deferred tax assets since it is uncertain we will realize the entire benefit of the assets. The increase in the valuation allowance during 2004 was due to an increase in the value of tax credit carry forwards expected to expire prior to being realized. Of the valuation allowance at December 31, 2004, approximately $0.4 million related to acquired tax loss and credit carry forwards, which if utilized will reduce goodwill. In addition, these acquired tax benefits are subject to limitation by the provisions of Section 382 of the Internal Revenue Code. Of the valuation allowance at December 31, 2004, approximately $0.7 million was related to tax benefits generated on exercise of stock options, which will be recorded directly to equity when realized. During the years ended December 31, 2003 and 2002, approximately $3.8 million and $5.0 million of valuation allowances were reversed through the statements of income, respectively.

At December 31, 2004, we had alternative minimum tax (“AMT”), and research and experimentation (“R&E”) net credit carry forwards for federal and state purposes of approximately $7.0 million, available to offset future taxable income. The carry forward period for the AMT credit is unlimited. The R&E credit carry forwards generally expire between 2005 and 2024.

As of December 31, 2004, we had available U.S. net operating loss carry forwards of approximately $43.3 million. The operating loss carry forwards expire between 2005 and 2020. These carry forwards may be used to offset future income taxes payable at the federal and state levels, if any, and are subject to review by the U.S. Internal Revenue Service and various state taxing authorities.

Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. Provisions have been made for such uncertainties, with reserves totaling approximately $2 million as of December 31, 2004.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. Until the Treasury Department or Congress provides additional clarifying language on key elements of this deduction, the impact of the adoption of FSP 109-1 on our results of operations or financial position for 2005 and subsequent years cannot be determined.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the tax impact of foreign earnings that might be repatriated by us, if any, cannot be determined.

The FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. The FSP 109-2 calls for enhanced disclosures of, among other items, the status of a Company’s evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. Our evaluations are not yet complete. As of December 31, 2004, provision had not been made for the U.S. or

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional foreign taxes on $3.2 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because we plan to keep these amounts permanently reinvested overseas.

8. EMPLOYEE BENEFIT PLAN

We sponsor a retirement plan for qualifying employees. This Plan is a 401(k) defined contribution plan. We provide a discretionary matching profit sharing contribution. The contributions paid by us were approximately $0.6 million in 2004, $0.6 million in 2003, and $0.4 million in 2002.

9. ACQUISITION

On February 6, 2002, we acquired substantially all of the assets of 1mind Corporation (“1mind”) for initial consideration of $3.7 million consisting of 569,949 shares of our common stock (155,760 shares of which were deposited into escrow to secure the indemnity obligations of 1mind’s equity holders relating to the transaction and returned to us in 2003) and warrants to purchase 83,092 shares of common stock for nominal consideration. We believe that the acquisition will help increase our penetration of the healthcare and insurance markets, strengthen our management and delivery teams and deepen our product offerings. The acquisition of 1mind was accounted for as a purchase and the operations of 1mind have been included in our consolidated financial statements from the date of acquisition. The cash flow impact of $573 thousand from this acquisition was transaction costs of $614 thousand less cash acquired of $41 thousand. The purchase price allocation was based on the report of an independent appraiser. The purchase agreement included provisions for additional consideration, which we are not obligated to pay because of the performance of the acquired business since the acquisition date.

(in thousands, except for share-related data)
Shares issued (a)	$2,395
Warrants issued (b)	374

Total purchase price	$2,769

Current assets, including cash of $41	$207
Equipment and improvements	143
Acquired technology (c)	1,400
Goodwill (d)	2,346
Current liabilities	(563)
Long-term liabilities	(150)
Transaction costs	(614)

$2,769

(a)	569,949 common shares of Pegasystems Inc. valued at approximately $5.78 per share, the average of closing prices as reported by NASDAQ for the three days before and after January 29, 2002, the date of agreement. Goodwill and additional paid-in capital were reduced in 2003 by $0.9 million due to the return of shares which had been held in escrow pending determination of the final purchase price.
(b)	Warrants to purchase, for nominal consideration, 83,092 common shares of Pegasystems Inc., valued at approximately $4.50 per warrant using a Black-Scholes model.
(c)	Acquired technology results from an appraisal report of 1mind intangible assets. This asset is being amortized over its expected useful life of four years.
(d)	This asset is considered to have an indeterminate life and amortization is not provided. This asset is subject to an annual impairment test, which is conducted annually in November. No impairment adjustments have been required. Goodwill and additional paid-in capital were reduced in 2003 by $0.9 million due to the return of shares which had been held in escrow pending determination of the final purchase price. This acquisition was a tax free reorganization which resulted in no tax deductible goodwill.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue	$24,656	$24,040	$21,528	$26,237
Gross profit	17,917	17,925	14,999	19,124
Income (loss) from operations	1,679	2,507	(321)	1,879
Income before provision for income taxes	2,682	3,282	1,141	4,024
Net income	1,742	2,122	741	2,949
Earnings per share, basic	$0.05	$0.06	$0.02	$0.08
Earnings per share, diluted	$0.05	$0.06	$0.02	$0.08

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue	$25,625	$25,487	$25,111	$23,090
Gross profit	19,141	18,874	17,632	16,247
Income from operations	6,337	4,178	3,595	564
Income before provision for income taxes	7,704	5,918	5,239	2,970
Net income (1)	6,804	3,918	3,441	3,518
Earnings per share, basic	$0.20	$0.11	$0.10	$0.10
Earnings per share, diluted	$0.19	$0.11	$0.10	$0.10

(1)	Approximately $1.8 million of valuation allowance related to certain tax credits was reversed during the fourth quarter of 2003.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting and Attestation of Registered Public Accounting Firm. The report of our management regarding internal control over financial reporting and the attestation report of our registered public accounting firm are included in Item 8 of this Annual Report on Form 10-K starting on page 30.

(c) Changes in Internal Control over Financial Reporting. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

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

The information required by this item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2005 Annual Stockholders Meeting under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2005 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our 2005 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the headings “Directors Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2005 Annual Stockholders Meeting under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2005 Annual Stockholders Meeting under the heading “Independent Auditors Fees and Other Matters” and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2004 and 2003	34
Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002	35
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003, and 2002	36
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	37

(b) Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules

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
Christopher Sullivan
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: February 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 24, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CHRISTOPHER SULLIVAN Christopher Sullivan	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ RICHARD H. JONES Richard H. Jones	Vice Chairman and Director

/s/ ALEXANDER V. D’ARBELOFF Alexander V. d’Arbeloff	Director

/s/ STEVEN F. KAPLAN Steven F. Kaplan	Director

/s/ WILLIAM H. KEOUGH William H. Keough	Director

/s/ EDWARD A. MAYBURY Edward A. Maybury	Director

/s/ JAMES P. O’HALLORAN James P. O’Halloran	Director

/s/ EDWARD B. ROBERTS Edward B. Roberts	Director

/s/ WILLIAM WYMAN William Wyman	Director

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

3.3	Restated Articles of Organization, as amended, of the Registrant. (Filed as exhibit 3.3 to the Registrant’s June 30, 2004 Form 10-Q and incorporated herein by reference.)

3.4	Restated By-Laws of the Registrant. (Filed as exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1%	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3%	1996 Employee Stock Purchase Plan. (Filed in Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.4	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.6	Warrant Agreement dated June 27, 1997 by and between the Registrant and First Data Resources Inc. (Filed as exhibit 10.15 to the Registrant’s 1997 Form 10-K and incorporated herein by reference.)

10.7%	Employment Agreement dated May 10, 2001 between the Registrant and Joseph Friscia. (Filed as exhibit 10.1 to the Registrant’s June 30, 2001 Form 10-Q and incorporated herein by reference.)

10.8	Agreement and Release dated November 2, 2001 by and between the Registrant and Carreker Corporation. (Filed as exhibit 10.17 to the Registrant’s 2001 Form 10-K. Confidential treatment requested as to certain portions and incorporated herein by reference.)

10.9	Refreshed Software License and Support Agreement dated March 1, 2002 by and between the Registrant and First Data Resources Inc. (Filed as exhibit 10.1 to the Registrant’s March 31, 2002 Form 10-Q. Confidential treatment requested as to certain portions and incorporated herein by reference.)

10.10%	Executive Employment Agreement dated July 25, 2002 between Registrant and Henry Ancona. (Filed as exhibit 10.1 to the Registrant’s September 30, 2002 Form 10-Q and incorporated herein by reference.)

10.11	Asset Purchase Agreement dated January 29, 2002 between Registrant and 1mind Corporation. (Filed as exhibit 2.0 to the Registrant’s February 21, 2002 Form 8-K and incorporated herein by reference.)

10.12	Form of Warrant issued pursuant to 1mind Asset Purchase Agreement. (Filed as exhibit 2.1 to the Registrant’s December 3, 2002 Form 8-K/A and incorporated herein by reference.)

1

Exhibit No.	Description

10.13	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.14	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.15%	Description of agreement between the Registrant and Joseph Friscia entered into in January 2004. (Filed as exhibit 10.25 to the Registrant’s 2003 Form 10-K and incorporated herein by reference).

10.16%	2004 Long-Term Incentive Plan of the Registrant. (Filed in Registrant’s Proxy Statement for its 2004 annual stockholders meeting and incorporated herein by reference.)

10.17%	Form of Employee Stock Option Agreement. (Filed as exhibit 10.1 to the Registrant’s September 30, 2004 10-Q and incorporated herein by reference).

10.18%	Form of Non-Employee Director Stock Option Agreement. (Filed as exhibit 10.2 to the Registrant’s September 30, 2004 10-Q and incorporated herein by reference).

10.19	Warrant Agreement dated July 12, 2004 between the Registrant and International Business Machines Corporation. (Filed as exhibit 10.3 to the Registrant’s September 30, 2004 10-Q and incorporated herein by reference.)

+10.20%	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004.

+10.21%	Offer Letter between the Registrant and Michael J. Wallrich dated October 22, 2004.

+10.22%	Amendment to Executive Employment Agreement between the Registrant and Henry Ancona dated February 4, 2005.

21.1	Subsidiaries of the Registrant. (Filed as exhibit 21.1 to the Registrant’s 2003 Form 10-K and incorporated herein by reference.)

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

+32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

%	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.
+	Filed herewith.

2