Form 10-Q
period 2005-03-31
PEGASYSTEMS INC
filed 2005-04-28
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

There were 35,931,224 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 25, 2005.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share-related data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$31,023	$20,905
Short-term investments	76,354	76,455

Total cash and short-term investments	107,377	97,360

Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2005 and 2004	18,882	15,528
Short-term license installments	28,670	31,358
Prepaid expenses and other current assets	1,517	1,236

Total current assets	156,446	145,482

Long-term license installments, net of unearned interest income	35,960	44,344
Equipment and improvements, net of accumulated depreciation and amortization	1,676	1,586
Acquired technology, net of accumulated amortization	292	379
Other assets	117	118
Goodwill	2,346	2,346

Total assets	$196,837	$194,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued payroll related expenses	$5,146	$7,888
Accounts payable and accrued expenses	9,219	9,502
Deferred revenue	15,861	9,114
Current portion of capital lease obligation	99	98

Total current liabilities	30,325	26,602

Long-term deferred income taxes	1,480	1,480
Capital lease obligation, net of current portion	140	165
Other long-term liabilities	914	808

Total liabilities	32,859	29,055

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,931,224 shares and 36,076,649 shares issued and outstanding in 2005 and 2004, respectively	359	361
Additional paid-in capital	121,323	122,152
Stock warrant	249	249
Retained earnings	41,362	41,289
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(584)	(267)
Foreign currency translation adjustments	1,269	1,416

Total stockholders’ equity	163,978	165,200

Total liabilities and stockholders’ equity	$196,837	$194,255

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenue:
Software license	$10,880	$9,663
Services	13,350	14,993

Total revenue	24,230	24,656

Cost of revenue:
Cost of software license	88	88
Cost of services	7,547	6,651

Total cost of revenue	7,635	6,739

Gross profit	16,595	17,917

Operating expenses:
Research and development	5,025	5,484
Selling and marketing	8,933	7,818
General and administrative	3,337	2,936

Total operating expenses	17,295	16,238

Income (loss) from operations	(700)	1,679

Installment receivable interest income	564	707
Other interest income, net	625	303
Other income (expense), net	(316)	(7)

Income before provision for income taxes	173	2,682

Provision for income taxes	100	940

Net income	$73	$1,742

Earnings per share, basic and diluted	$0.00	$0.05

Weighted average number of common shares outstanding, basic	36,044	35,390
Weighted average number of common shares outstanding, diluted	36,829	37,121

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$73	$1,742
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	11	374
Deferred income taxes	—	350
Depreciation, amortization and other non-cash items	396	288
Change in operating assets and liabilities:
Trade accounts receivable and license installments	7,697	3,836
Prepaid expenses and other current assets	(290)	(111)
Accounts payable and accrued expenses	(2,756)	(2,874)
Deferred revenue	6,747	(310)
Other long-term assets and liabilities	105	19

Cash flows from operating activities	11,983	3,314

Cash flows from investing activities:
Purchase of investments	(14,088)	(12,595)
Maturing and called investments	2,000	11,445
Sale of investments	11,575	1,247
Purchase of equipment, furniture and improvements	(311)	(413)

Cash flows from investing activities	(824)	(316)

Cash flows from financing activities:
Payments under capital lease obligations	(24)	—
Exercise of stock options	89	1,486
Repurchase of common stock	(931)	—

Cash flows from financing activities	(866)	1,486

Effect of exchange rate on cash and cash equivalents	(175)	19

Net increase in cash and cash equivalents	10,118	4,503

Cash and cash equivalents, beginning of period	20,905	67,989

Cash and cash equivalents, end of period	$31,023	$72,492

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Pegasystems Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2005, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Cash and equivalents and short-term investments

(in thousands)	March 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$16,465	$—	$—	$16,465
Certificates of deposit	7,955	—	—	7,955
Commercial Paper	4,988		(1)	4,987
Money market mutual funds	1,616	—	—	1,616

Cash and cash equivalents	$31,024	$—	$(1)	$31,023

Short-term investments:
U.S. government and agency securities	$53,424	$—	$(735)	$52,689
Corporate bonds	17,990	—	(215)	17,775
Municipal bonds	3,004	—	(14)	2,990
Auction rate securities	2,900	—	—	2,900

Short-term investments	$77,318	$—	$(964)	$76,354

Cash and cash equivalents and short-term investments	$108,342	$—	$(965)	$107,377

(in thousands)	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$10,764	$—	$—	$10,764
Certificates of deposit	8,397	—	—	8,397
Money market mutual funds	1,744	—	—	1,744

Cash and cash equivalents	$20,905	$—	$—	$20,905

Short-term investments:
U.S. government and agency securities	$49,233	$—	$(318)	$48,915
Corporate bonds	12,758	—	(109)	12,649
Municipal bonds	3,007	—	(16)	2,991
Auction rate securities	11,900	—	—	11,900

Short-term investments	$76,898	$—	$(443)	$76,455

Cash and cash equivalents and short-term investments	$97,803	$—	$(443)	$97,360

We consider debt securities with maturities of three months or less, when purchased, to be cash equivalents. Auction rate securities have been classified as short-term investments. Auction rate securities purchases of $2.6 million and sales of $11.6 million during 2005 are included in purchase and sale of investments in the consolidated statement of cash flows. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. We determine the appropriate classification of our investments in debt securities at the time of purchase and re-evaluate such determination at each balance sheet date. There have been no reclassifications between available-for-sale and held-to-maturity investment categories. As of March 31, 2005, remaining maturities of marketable debt securities ranged from April 2005 to May 2007. As of December 31, 2004, remaining maturities of marketable debt securities ranged from January 2005 to May 2007.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share data)	Three Months Ended March 31,
	2005	2004
Basic
Net income	$73	$1,742

Weighted average common shares outstanding	36,044	35,390

Earnings per share, basic	$0.00	$0.05

Diluted
Net income	$73	$1,742

Weighted average common shares outstanding	36,044	35,390
Effect of assumed exercise of stock options and warrant	785	1,731

Weighted average common shares outstanding, assuming dilution	36,829	37,121

Earnings per share, diluted	$0.00	$0.05

Outstanding options excluded as impact would be anti-dilutive	5,934	1,395

(h) Segment reporting

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

($ in thousands)	2005		2004
United States	$17,556	72%	$15,900	65%
United Kingdom	3,024	13%	5,970	24%
Europe, other	2,326	10%	1,241	5%
Other	1,324	5%	1,545	6%

	$24,230	100%	$24,656	100%

In the first three months of 2005, two customers represented 18% and 10% of our total revenue, respectively. In the first three months of 2004, two customers accounted for approximately 17% and 15% of our total revenue, respectively.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Stock options

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

Stock options summary

The following table presents activity for stock options for the three months ended March 31,:

	2005		2004
(in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options at beginning of period:	9,255	$7.70	8,440	$7.65
Granted	47	6.26	110	8.91
Exercised	(18)	5.05	(288)	5.17
Cancelled	(210)	7.67	(355)	12.74

Outstanding options at end of period	9,074	7.69	7,907	7.52

Exercisable options at end of period	6,286	8.21	5,578	8.48
Weighted average fair value of options granted during the period		$4.01		$3.39

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.38 — 4.38	2,842	6.21	$4.01	2,137	$3.99
4.48 — 7.49	2,327	8.62	6.97	564	6.17
7.50 — 8.08	2,331	3.82	7.74	2,120	7.72
8.12 — 25.75	1,574	5.29	15.36	1,465	15.86

	9,074			6,286

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No stock-based employee compensation expense was recorded in the first quarter of 2005 or 2004 under the intrinsic value method. The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to stock-based employee and director compensation:

(in thousands, except per share amounts)	Three months ended March 31,
	2005	2004
Net income, as reported	$73	$1,742
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,285)	(1,009)

Pro forma net income (loss)	$(1,212)	$733

Earnings (loss) per share:
Basic—as reported	$0.00	$0.05
Basic—pro forma	$(0.03)	$0.02
Diluted—as reported	$0.00	$0.05
Diluted—pro forma	$(0.03)	$0.02

The fair value of options at the date of grant was estimated using the Black-Scholes multiple option pricing model with the following weighted-average assumptions:

	2005	2004
Volatility	75%	60%
Expected option life, years from vesting	2.5	1.0
Interest rate (risk free)	4.18%	2.40%
Dividends	None	None

The effects on 2005 and 2004 pro-forma net income (loss) and earnings per share of the estimated fair value of stock options and estimated dilutive shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). SFAS No. 123R as published was to be effective for the first interim or annual reporting period that begins after June 15, 2005.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005, delaying the required change until January 1, 2006.

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

3. VALUATION AND QUALIFYING ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.4 million at March 31, 2005 and December 31, 2004. The following is a roll forward of the allowance for doubtful accounts:

	Three months ended March 31, 2005	Year ended December 31, 2004
Balance at beginning of year	$365	$365
Provision for doubtful accounts	—	—
Write-offs	—	—

Balance at end of period	$365	$365

We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded. We base these estimates on historical analyses of credit memo data, current economic trends, and our experience with customer disputes, products, customer industry and other known factors. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved. Our allowance for credit memos was $0.3 million at March 31, 2005 and $0.6 million at December 31, 2004. During the first quarter of 2005, we refined our estimate of allowance for credit memos which resulted in an increase in services revenue of $0.3 million. This change did not affect our earnings per diluted share for the first quarter of 2005. The following is a roll forward of the allowance for credit memos:

	Three months ended March 31, 2005	Year ended December 31, 2004
Balance at beginning of year	$642	$815
Revenue deferred (recognized)	(207)	224
Credit memos issued	(169)	(397)

Balance at end of period	$266	$642

4. COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three months ended March 31,
	2005	2004
Comprehensive income:
Net income	$73	$1,742
Other comprehensive income (loss):
Foreign Currency Translation Adjustments	(147)	(1)
Unrealized gain (loss) on securities	(316)	27

Comprehensive income (loss):	$(390)	$1,768

5. SUBSEQUENT EVENT

On April 6, 2005, in response to the issuance of SFAS 123R, the Compensation Committee of our Board of Directors approved accelerating the vesting of certain of the out-of-the-money, unvested stock options held by current employees, excluding executive officers as defined under Section 16(a) of the Securities Exchange Act of 1934. Unvested options having an exercise price greater than $7.00 per share, representing the right to purchase approximately 1.6 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense for the three months ended March 31, 2005 as the exercise price was in excess of the fair market value on the date of modification resulting in no intrinsic value under APB25. The pro-forma results to be reported in the second quarter of 2005 as a footnote to the financial statements, will include approximately $4 million of compensation expense resulting from the vesting acceleration.

The decision to accelerate vesting of these options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS No. 123R. We estimate that the maximum future compensation expense that would otherwise have been recorded, based on adopting FAS 123R on January 1, 2006, was approximately $4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Q1 2005 Overview

Our total revenue in the first quarter of 2005 decreased 2% to $24.2 million from $24.7 million in the first quarter of 2004, due to a decrease in our services revenue, partially offset by an increase in our license revenue. The $1.6 million, or 11%, decrease in our services revenue from the first quarter of 2004 compared to the first quarter of 2005 was due primarily to a $2.9 million decline in consulting services revenue associated with implementation services, partially offset by a $1.3 million increase in maintenance services revenue associated with an expanded installed base of software and improved pricing for maintenance support. License revenue grew $1.2 million, or 13%, primarily due to a $3.5 million increase in term license renewals and extensions, partially offset by a $2.3 million decrease in perpetual and subscription license revenue. Historically, our mix of license and services revenue has fluctuated from period to period, and we believe that the composition of license and services revenue will continue to fluctuate. In the first quarter of 2005, new customers (meaning organizational units, divisions or companies from whom we have not previously derived any license revenue) accounted for $2.7 million, or 11%, of our total revenue.

New license signings in the first quarter of 2005 decreased sharply from the strong license signings in the fourth quarter of 2004. We need to significantly increase our new license signings in the second and third quarters of 2005 in order to achieve our projected 2005 financial results.

Net income decreased to $0.1 million in the first quarter of 2005 from a profit of $1.7 million in the first quarter of 2004, primarily due to a $2.5 million decrease in services gross margin, a $1.1 million increase in selling and marketing expense, and a $0.4 million increase in general and administrative expense, partially offset by a $1.2 million improvement in license gross margin and a $0.8 million decrease in the provision for income taxes and a $0.5 million decrease in research and development expense.

We generated $12.0 million in positive cash flow from operations during the first quarter of 2005. We ended the period with $107.4 million in cash and marketable securities and $64.6 million in combined short and long-term license installment receivables. Cash flow from operations tends to be strongest in the first quarter of the year because many of our annual license and maintenance billings are generated and collected in the first quarter of the year.

We believe that the following trends in our business are occurring and are significant in understanding our results of operations:

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

Three Months ended March 31, 2005 compared to Three Months ended March 31, 2004

Revenue

Our total revenue for the first quarter of 2005 decreased 2% to $24.2 million from $24.7 million in the first quarter of 2004. This decrease was due to a decline in services revenue, partially offset by an increase in license revenue. The following table summarizes our revenue composition:

(in millions)	Three months ended March 31,
	2005	2004
License revenue
Perpetual licenses and licenses accounted for on a subscription basis	$5.2	$7.5
Term license renewals, extensions and additions	5.7	2.2

Total license revenue	10.9	9.7

Services revenue
Implementation, consulting and training services	8.6	11.6
Maintenance	4.7	3.4

Total services revenue	13.3	15.0

Total revenue	$24.2	$24.7

Total license revenue for the first quarter of 2005 increased to $10.9 million from $9.7 million for the first quarter of 2004. This increase in total license revenue was the result of a $3.5 million increase in term license renewals and expansions, partially offset by a $2.3 million decrease in perpetual and subscription license revenue.

Term license renewals scheduled for 2005 are modestly higher than actual renewals in 2004. While historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to do so.

Services revenue for the first quarter of 2005 decreased 11% to $13.3 million from $15.0 million for the first quarter of 2004. Implementation, consulting and training services revenue in the first quarter of 2005 decreased 25% to $8.6 million from $11.6 million for the first quarter of 2004. This decrease was due primarily to fewer implementation projects associated with new customer signings and fewer projects reaching completion in the first quarter of 2005 compared to the first quarter of 2004. It is important to note that the first quarter of 2004 benefited from the margin associated with two unusually large fixed price contracts being completed. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Going forward, as we continue to complement our direct selling and support efforts with those of our alliance partners, we do not expect to see significant growth in our consulting services revenue. Maintenance revenue in the first quarter of 2005 increased 38% to $4.7 million from $3.4 million in the first quarter of 2004. The increase in maintenance revenue was due to a larger installed base of software and improved pricing for maintenance support. During the first quarter of 2005, we refined our estimate of allowance for credit memos which resulted in an increase in services revenue of $0.3 million. This change did not affect our earnings per diluted share for the first quarter of 2005.

Deferred revenue at March 31, 2005, consisted primarily of advance payment of maintenance fees and the billed fees from arrangements for which acceptance of the software license or service milestone had not occurred. Deferred revenue balances increased to $15.9 million as of March 31, 2005 from $9.1 million as of December 31, 2004 due primarily to the timing of annual maintenance billings.

International revenue was 28% of total revenue for the first quarter of 2005, compared to 35% for the first quarter of 2004. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. Historically, most of our customer transactions have been denominated in U.S. dollars. We expect, however, that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk.

Cost of revenue

Cost of services consists primarily of the cost of providing implementation, consulting, maintenance and training services. Our cost of services for the first quarter of 2005 increased 13% to $7.5 million from $6.7 million in the first quarter of 2004, primarily due to increased spending on travel and employee compensation. Cost of services as a percentage of services revenue increased to 57% for the first quarter of 2005 from 44% for the first quarter of 2004 primarily due to the decrease in our services revenue and the increase in cost of services. Services gross margin was $5.8 million for the first quarter of 2005 compared to $8.3 million for the first quarter of 2004. The decrease in services gross margin reflects recognition of margin on two unusually large services engagements completed in the first quarter of 2004 and higher cost of services in the first quarter of 2005.

Operating Expenses

Research and development expenses for the first quarter of 2005 decreased 8% to $5.0 million from $5.5 million for the first quarter of 2004. As a percentage of our total revenue, research and development expenses decreased to 21% for the first quarter of 2005 from 22% for the first quarter of 2004. The decrease in research and development spending was primarily due to reduced spending on independent R&D contractors.

Selling and marketing expenses for the first quarter of 2005 increased 14% to $8.9 million from $7.8 million for the first quarter of 2004. This increase was due to $0.3 million of severance costs associated with the termination of marketing employees, an increase in sales commissions, and an increase in marketing program spending. As a percentage of total revenue, selling and marketing expenses increased to 37% in the first quarter of 2005 from 32% in the first quarter of 2004, due to the combined effect of increased spending and lower total revenue in the first quarter of 2005.

General and administrative expenses for the first quarter of 2005 increased 14% to $3.3 million from $2.9 million for the first quarter of 2004. As a percentage of our total revenue, general and administrative expenses increased to 14% for the first quarter of 2005 from 12% for the first quarter of 2004. These increases were primarily due to $0.3 million of severance compensation associated with the departure of our former President and Chief Operating Officer and to compliance costs related to the Sarbanes-Oxley Act of 2002.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees under software license agreements attributable to the time value of money, decreased in the first quarter of 2005 to $0.6 million from $0.7 million for the first quarter of 2004. The decrease was due primarily to a lower average discount rate for our portfolio of term software licenses and a lower total value of that portfolio. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 7.0% during the past few years. It is expected that installment receivable interest income will decline further in 2005 due to the lower total value of our portfolio of term software licenses.

Other interest income, net

Other interest income, net, increased to $0.6 million for the first quarter of 2005 from $0.3 million for the first quarter of 2004. The increase was due to increased cash and investment balances and improved yields.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gains and losses, was ($0.3) million expense for the first quarter of 2005 versus ($7) thousand expense for the first quarter of 2004. The increase in other expense, net was primarily from the revaluation of net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals.

Income before provision for income taxes

Income before provision for income taxes decreased to $0.2 million for the first quarter of 2005 from $2.7 million in the first quarter of 2004. This decrease was due to a $2.5 million decrease in services gross margin, a $1.1 million increase in operating expenses primarily due to investments in sales and marketing, a $0.3 million increase in other expense, net, partially offset by a $1.2 million improvement in license revenue.

Provision for income taxes

The provision for income taxes in the first quarter of 2005 was $0.1 million compared to $0.9 million in the first quarter of 2004. The $0.1 million provision represents the expected minimum foreign subsidiary income tax obligation for the first quarter of 2005, as there was no income tax liability incurred from U.S. operations.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At March 31, 2005, we had cash and equivalents and short-term investments of $107.4 million, a $10.0 million increase from $97.4 million at December 31, 2004. Working capital was $126.1 million at March 31, 2005, a $7.2 million increase from $118.9 million at December 31, 2004. Working capital increased primarily due to increases in cash and investments and accounts receivables.

Net cash provided by operations in the first quarter of 2005 was $12.0 million compared with $3.3 million in the first quarter of 2004. Collections in the first quarter of 2005 for prepaid maintenance services were greater than in the first quarter of 2004 due to an expanded customer base and a larger percentage of customers making annual payments in advance of receiving maintenance services. The cash collected during the first quarter of 2004 was impacted by early payments received during the latter part of 2003. As a result, cash collected in the first quarter of 2005 compares favorably to the first quarter of 2004. Cash flow from operations tends to be strongest in the first quarter of the year because many of our annual license and maintenance billings are generated and collected in the first quarter of the year.

Net cash used in investing activities in the first quarter of 2005 was $(0.8) million, primarily due to net purchases of marketable debt securities. This compared with $(0.3) million used in investing activities in the first quarter of 2004, also primarily for purchases of marketable debt securities.

Net cash used in financing activities in the first quarter 2005 was $0.9 million compared with net cash provided by financing activities of $1.5 million in the first quarter of 2004. The use of cash in the first quarter of 2005 was primarily for the repurchase of our common stock. The net cash provided in the first quarter of 2004 was from the exercise of stock options.

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases are being made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During the first quarter of 2005, we repurchased 163,000 shares for $931 thousand under the program in open market purchases. The authorization to repurchase shares expires on September 30, 2005. The repurchase program may be suspended or discontinued at any time without prior notice. Our repurchase activity was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
January 2005	—	$—	—	$10,000
February 2005	—	—	—	10,000
March 2005	163,000	5.71	163,000	9,069

Total	163,000	$5.71	163,000	$9,069

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

As of March 31, 2005, we did not have material commitments for capital or operating expenditures other than a three-year purchase commitment for customer support services and capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,228 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, with the option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2010. Rent expense under operating leases is recognized on a straight-line basis, under which scheduled rent increases are expensed in advance of payment. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of March 31, 2005, our known contractual obligations were as follows:

	Payment due by period (in thousands)
Contractual obligations:	Total	Remainder of 2005	2006 & 2007	2008 & 2009	2010 and after
Purchase commitments	$2,229	$608	$1,621	$—	$—
Capital lease obligations	255	82	173	—	—
Operating lease obligations	29,254	2,798	6,990	7,086	12,380

Total	$31,738	$3,488	$8,784	$7,086	$12,380

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt in connection with our existing term license agreements:

Years ending December 31,	License installments
(in thousands)
Remainder of 2005	$17,912
2006	25,225
2007	16,862
2008	7,382
2009	1,127
2010 and thereafter	1,854

$70,362

Critical accounting policies and estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition,

•	Deferred revenue,

•	Allowance for doubtful accounts and allowance for credit memos

•	Stock-based compensation, and

•	Accounting for income taxes.

A full discussion of these accounting policies is included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion. The following information regarding critical accounting policies has been updated since our 10-K:

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R as published was to be effective for the first interim or annual reporting period that begins after June 15, 2005.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that Statement 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005, delaying the required change until January 1, 2006.

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

On April 6, 2005, in response to the issuance of SFAS 123R, the Compensation Committee of our Board of Directors approved accelerating the vesting of certain of the out-of-the-money, unvested stock options held by current employees, excluding executive officers as defined under Section 16(a) of the Securities Exchange Act of 1934. Unvested options having an exercise price greater than $7.00 per share, representing the right to purchase approximately 1.6 million, shares became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense for the three months ended March 31, 2005 as the exercise price was in excess of the fair market value on the date of modification resulting in no intrinsic value under APB25. The pro-forma results to be reported for the second quarter of 2005 as a footnote to the financial statements, will include approximately $4 million of compensation expense resulting from the vesting acceleration.

The decision to accelerate vesting of these options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS No. 123R. We estimate that the maximum future compensation expense that would otherwise have been recorded, based on adopting FAS 123R on January 1, 2006, was approximately $4 million.

Allowance for doubtful accounts and allowance for credit memos

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

We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded. We base these estimates on historical analyses of credit memo data, current economic trends, and our experience with customer disputes, products, customer industry and other known factors. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved. If we used different assumptions in calculating the allowance, adjustments would be reflected in changes to revenue. During the first quarter of 2005, we refined our estimate of allowances for credit memos which resulted in an increase in services revenue of $0.3 million.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

In the first three months of 2005, two customers represented 18% and 10% of our total revenue, respectively. In the first three months of 2004, two customers accounted for approximately 17% and 15% of our total revenue, respectively.

Forward-looking statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors that may affect future results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may affect future results

The following important factors, among others, could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

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

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, due to the uncertain timing of the completion of implementation services and product acceptance by the customer. Our quarterly revenue may fluctuate significantly, in part because a large portion of our revenue in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or, in the case of term licenses, license renewal. Customers often will not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to twelve months but in some cases significantly longer. We recently introduced a new set of products based on our new PegaRULES technology. In many cases, these new products have a shorter sales cycle and implementation period than our traditional product line. However, our experience with these new products is limited in time, and we may experience longer sales and implementation cycles in some cases. Any increases in these cycles may adversely affect our financial performance, due in part to the recognition of sales staff and commission costs in advance of revenue recognition. In addition, risks over which we have little or no control, including customers’ budgets, staffing allocation and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes requested by customers may further delay product implementation and revenue recognition.

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

Our stock price has been volatile. The market price of our common stock has been and may continue to be highly volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, statements and ratings by financial analysts, and overall market performance will have a significant effect on the price for shares of our common stock.

Factors relating to our products and markets

We will need to develop new products, evolve existing ones and adapt to technology change. Technical developments, customer requirements, programming languages and industry standards change frequently in our markets. As a result, success in current markets and new markets will depend upon our ability to enhance current products, to develop and introduce new products that meet customer needs, keep pace with technology changes, respond to competitive products and achieve market acceptance. Product development requires substantial investments for research, refinement and testing. There can be no assurance that we will have sufficient resources to make necessary product development investments. We may experience difficulties that will delay or prevent the successful development, introduction or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner would adversely affect future financial performance. Our products are complex and may contain errors. Errors in products will require us to ship corrected products to customers. Errors in products could cause the loss of or delay in market acceptance or sales and revenue, the diversion of development resources, injury to our reputation, or increased service and warranty costs which would have an adverse effect on financial performance.

The market for our offerings is increasingly and intensely competitive, rapidly changing and highly fragmented. The market for business process management software and related implementation, consulting and training services is intensely competitive and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with companies that target the customer interaction and workflow markets and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote and distribute products and provide related consulting and training services. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results and financial condition.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 32% of our total revenue in 2004, 20% in 2003 and 22% in 2002. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong and Singapore. We have established offices in continental Europe and Australia. We believe that growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results and financial condition could be materially and adversely affected.

In addition, there can be no assurance that we will be able to maintain or increase international market demand for our products. Most of our international sales are denominated in U.S. dollars. Accordingly, any appreciation of the value of the U.S. dollar relative to the currencies of those countries in which we distribute our products may place us at a competitive disadvantage by effectively making our products more expensive as compared to those of our competitors. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, increased tariffs and other trade barriers, the costs of localizing products for local markets and complying with local business customs, longer accounts receivable patterns and difficulties in collecting foreign accounts receivable, difficulties in enforcing contractual and intellectual property rights, heightened risks of political and economic instability, the possibility of nationalization or expropriation of industries or properties, difficulties in managing international operations, potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of “double taxation”), increased accounting and internal control expenses, and the burden of complying with a wide variety of foreign laws. There can be no assurance that one or more of these factors will not have a material adverse effect on our foreign operations, and, consequentially, our business, operating results and financial condition.

Factors relating to our internal operations and potential liabilities

We depend on certain key personnel, and must be able to attract and retain qualified personnel in the future. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales and marketing personnel, including Mr. Alan

Trefler, our Chief Executive Officer. The loss of key personnel could adversely affect our financial performance. We do not have any significant key-man life insurance on any officers or employees and do not plan to obtain any. Our success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain our products is limited, and competition for their services is intense, and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to do so, our business, operating results and financial condition could be materially adversely affected.

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

We are not aware that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products. Although we attempt to limit the amount and type of our contractual liability for infringement of the proprietary rights of third parties, these limitations often contain certain exclusions, and we cannot be assured that these limitations will be applicable and enforceable in all cases. Even if these limitations are found to be applicable and enforceable, our liability to our customers for these types of claims could be material in amount given the size of certain of our transactions. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

Investor confidence and share value may be adversely impacted if our management is unable to provide an unqualified assessment regarding the adequacy of our internal control over financial reporting, or if our independent auditors are unable to provide us with their attestation regarding our management’s assessment, for our 2005 fiscal year or beyond, as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent auditors must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. For the year ended December 31, 2004, management’s assessment was included on page 31 of our Annual Report on Form 10-K and our independent auditors’ attestation was included on page 33 of our Annual Report on Form 10-K. These reports, however, speak only as of the date they were filed. For future periods, although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our management may not be able to provide an unqualified assessment for our 2005 fiscal year or beyond, and our independent auditors may be unwilling to provide an attestation for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 28% of our total revenue in the first quarter 2005 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our US company, and some of those transactions are denominated in currencies other than the US dollar, we have receivables and license installments that are valued in other currencies. In addition, our US company holds some cash and investments in currencies other than the US dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus our US dollar functional currency we recognize a currency gain or (loss) in the statement of income as other income (expense). We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $20 million as of March 31, 2005. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of March 31, 2005, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets are license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. The carrying value of $65 million as of March 31, 2005 reflects the weighted average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $2 million as of March 31, 2005

We have invested in fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2 million as of March 31, 2005. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control over Financial Reporting. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information:

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases are being made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During the quarter ended March 31, 2005, we repurchased 163,000 shares for $931 thousand under the program in open market purchases. The authorization to repurchase shares expires on September 30, 2005. The repurchase program may be suspended or discontinued at any time without prior notice. Our repurchase activity was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
January 2005	—	$—	—	$10,000
February 2005	—	—	—	10,000
March 2005	163,000	5.71	163,000	9,069

Total	163,000	$5.71	163,000	$9,069

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: April 28, 2005	By:	/s/ Alan Trefler
Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: April 28, 2005	By:	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description
10.23	Form of Director Indemnification Agreement dated April 6, 2005 between Pegasystems Inc. and each member of its Board of Directors.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.