Form 10-Q
period 2005-06-30
PEGASYSTEMS INC
filed 2005-07-29
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

There were 35,775,458 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 22, 2005.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share-related data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$29,115	$20,905
Short-term investments	80,665	76,455

Total cash and short-term investments	109,780	97,360

Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2005 and 2004	17,824	15,528
Short-term license installments	28,367	31,358
Prepaid expenses and other current assets	1,468	1,236

Total current assets	157,439	145,482

Long-term license installments, net of unearned interest income	32,534	44,344
Equipment and improvements, net of accumulated depreciation and amortization	1,878	1,586
Acquired technology, net of accumulated amortization	204	379
Other assets	116	118
Goodwill	2,346	2,346

Total assets	$194,517	$194,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$5,840	$7,888
Accounts payable and accrued expenses	7,986	9,502
Deferred revenue	14,616	9,114
Current portion of capital lease obligation	100	98

Total current liabilities	28,542	26,602

Long-term deferred income taxes	1,493	1,480
Capital lease obligation, net of current portion	115	165
Other long-term liabilities	1,002	808

Total liabilities	31,152	29,055

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,774,458 shares and 36,076,649 shares issued and outstanding in 2005 and 2004, respectively	358	361
Additional paid-in capital	120,334	122,152
Stock warrant	249	249
Retained earnings	41,718	41,289
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(443)	(267)
Foreign currency translation adjustments	1,149	1,416

Total stockholders’ equity	163,365	165,200

Total liabilities and stockholders’ equity	$194,517	$194,255

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Software license	$8,004	$11,677	$18,884	$21,340
Services	15,784	12,363	29,134	27,357

Total revenue	23,788	24,040	48,018	48,697

Cost of revenue:
Cost of software license	87	87	175	175
Cost of services	8,045	6,028	15,592	12,680

Total cost of revenue	8,132	6,115	15,767	12,855

Gross profit	15,656	17,925	32,251	35,842

Operating expenses:
Research and development	4,876	4,826	9,903	10,311
Selling and marketing	7,920	7,838	16,853	15,656
General and administrative	2,990	2,754	6,327	5,689

Total operating expenses	15,786	15,418	33,083	31,656

Income (loss) from operations	(130)	2,507	(832)	4,186

Installment receivable interest income	567	680	1,131	1,387
Other interest income, net	744	466	1,370	769
Other income (expense), net	(700)	(371)	(1,015)	(378)

Income before provision for income taxes	481	3,282	654	5,964

Provision for income taxes	125	1,160	225	2,100

Net income	$356	$2,122	$429	$3,864

Earnings per share:
Basic	$0.01	$0.06	$0.01	$0.11
Diluted	$0.01	$0.06	$0.01	$0.10

Weighted average number of common shares outstanding, basic	35,881	35,648	35,962	35,521
Weighted average number of common shares outstanding, diluted	36,455	37,055	36,648	37,095

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$429	$3,864
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	51	634
Deferred income taxes	13	1,250
Depreciation, amortization and other non-cash items	837	687
Loss on disposal of fixed assets	14	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	12,485	3,915
Prepaid expenses and other current assets	(250)	(396)
Accounts payable and accrued expenses	(3,315)	(3,258)
Deferred revenue	5,501	(956)
Other long-term assets and liabilities	193	17

Cash flows from operating activities	15,958	5,757

Cash flows from investing activities:
Purchase of investments	(21,163)	(92,873)
Maturing and called investments	4,000	9,350
Sale of investments	12,475	27,224
Purchase of equipment, furniture and improvements	(791)	(617)

Cash flows from investing activities	(5,479)	(56,916)

Cash flows from financing activities:
Payments under capital lease obligations	(48)	—
Proceeds from sale of stock under Employee Stock Purchase Plan	240	329
Exercise of stock options	240	2,280
Repurchase of common stock	(2,353)	—

Cash flows from financing activities	(1,921)	2,609

Effect of exchange rate on cash and cash equivalents	(348)	(182)

Net increase in cash and cash equivalents	8,210	(48,732)

Cash and cash equivalents, beginning of period	20,905	67,989

Cash and cash equivalents, end of period	$29,115	$19,257

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Pegasystems Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statement of cash flows for the six months ended June 30, 2004 have been reclassified to conform to the current year presentation.

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

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. The present value of future license payments is generally recognized as revenue upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the remaining license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 5.0% for the past few years. As a result, revenue that we recognize relative to these types of license arrangements would be impacted by changes in market interest rates. For term license agreement renewals, license revenue is recognized with the same present value approach, when the customer becomes committed to the new license terms and no significant obligations or contingencies exist related to the software, other than maintenance support.

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2005, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Cash and equivalents and short-term investments

(in thousands)	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$16,840	$—	$—	$16,840
Certificates of deposit	—	—	—	—
Commercial Paper	6,496		(1)	6,495
Money market mutual funds	5,780	—	—	5,780

Cash and cash equivalents	$29,116	$—	$(1)	$29,115

Short-term investments:
U.S. government and agency securities	$57,123	$—	$(562)	$56,561
Corporate bonds	16,265	—	(164)	16,101
Municipal bonds	6,007	—	(4)	6,003
Auction rate securities	2,000	—	—	2,000

Short-term investments	$81,395	$—	$(730)	$80,665

Cash and cash equivalents and short-term investments	$110,511	$—	$(731)	$109,780

	December 31, 2004
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$10,764	$—	$—	$10,764
Certificates of deposit	8,397	—	—	8,397
Money market mutual funds	1,744	—	—	1,744

Cash and cash equivalents	$20,905	$—	$—	$20,905

Short-term investments:
U.S. government and agency securities	$49,233	$—	$(318)	$48,915
Corporate bonds	12,758	—	(109)	12,649
Municipal bonds	3,007	—	(16)	2,991
Auction rate securities	11,900	—	—	11,900

Short-term investments	$76,898	$—	$(443)	$76,455

Cash and cash equivalents and short-term investments	$97,803	$—	$(443)	$97,360

We consider debt securities with maturities of three months or less, when purchased, to be cash equivalents. Auction rate securities have been classified as short-term investments. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. All of our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. We determine the appropriate classification of our investments in debt securities at the time of purchase and re-evaluate such determination at each balance sheet date. There have been no reclassifications between available-for-sale and held-to-maturity investment categories. As of June 30, 2005, remaining maturities of marketable debt securities ranged from August 2005 to May 2008. As of December 31, 2004, remaining maturities of marketable debt securities ranged from January 2005 to May 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Basic
Net income	$356	$2,122	$429	$3,864

Weighted average common shares outstanding	35,881	35,648	35,962	35,521

Earnings per share, basic	$0.01	$0.06	$0.01	0.11

Diluted
Net income	$356	$2,122	$429	$3,864

Weighted average common shares outstanding	35,881	35,648	35,962	35,521
Effect of assumed exercise of stock options and warrant	574	1,407	686	1,574

Weighted average common shares outstanding, assuming dilution	36,455	37,055	36,648	37,095

Earnings per share, diluted	$0.01	$0.06	$0.01	$0.10

Outstanding options excluded as impact would be anti-dilutive	5,942	1,528	5,913	1,383

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

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2005		2004		2005		2004
United States	$16,289	69%	$13,689	57%	$33,608	70%	$29,589	61%
United Kingdom	2,373	10%	1,988	8%	5,158	11%	7,958	16%
Europe, other	3,133	13%	5,951	25%	5,921	12%	7,192	15%
Other	1,993	8%	2,412	10%	3,331	7%	3,958	8%

	$23,788	100%	$24,040	100%	$48,018	100%	$48,697	100%

During the three months ended June 30, 2005, one customer represented 17% of our total revenue. During the three months ended June 30, 2004, one customer represented 20% of our total revenue. During the six months ended June 30, 2005, one customer accounted for approximately 11% of our total revenue. During the six months ended June 30, 2004, one customer accounted for approximately 11% of our total revenue.

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

Stock options summary

The following table presents activity for stock options:

	Three months ended March 31, 2005		Three months ended June 30, 2005
(in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options at beginning of period:	9,255	$7.70	9,074	$7.69
Granted	47	6.26	185	5.75
Exercised	(18)	5.05	(34)	4.41
Cancelled	(210)	7.67	(320)	7.89

Outstanding options at end of period	9,074	7.69	8,905	7.66

Exercisable options at end of period	6,286	8.21	7,937	7.99

Weighted average fair value of options granted during the period	$ 4.01		$ 2.25

	Three months ended March 31, 2004		Three months ended June 30, 2004
(in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options at beginning of period:	8,440	$7.65	7,907	$7.52
Granted	110	8.91	297	8.29
Exercised	(288)	5.17	(176)	4.51
Cancelled	(355)	12.74	(110)	9.13

Outstanding options at end of period	7,907	7.52	7,918	7.60

Exercisable options at end of period	5,578	8.48	5,689	8.41

Weighted average fair value of options granted during the period	$ 3.39		$ 2.62

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.38 — 4.38	2,801	5.96	$4.00	2,184	$3.98
4.48 — 7.33	2,293	8.31	6.83	1,943	6.88
7.35 — 8.08	2,304	3.65	7.73	2,304	7.73
8.12 —25.75	1,507	5.00	15.60	1,506	15.60

	8,905			7,937

No stock-based employee compensation expense was recorded in the first six months of 2005 or 2004 under the intrinsic value method.

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005, delaying the applicability of the required change to us until January 1, 2006.

We are evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method.

Adoption of SFAS No. 123R will significantly increase compensation expense. The actual impact on future years will be dependent on a number of factors, including our stock price and the level of future grants and awards. In addition, SFAS No. 123R requires that excess tax benefits related to stock compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

On April 6, 2005, in response to the issuance of SFAS 123R, the Compensation Committee of our Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by certain current employees, excluding “officers” as defined under Section 16(a) of the Securities Exchange Act of 1934. Unvested options having an exercise price greater than $7.00 per share, representing the right to purchase a total of approximately 1.6 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense for the six months ended June 30, 2005 as the exercise price was in excess of the fair market value on the date of modification resulting in no intrinsic value under APB25. The pro-forma results reported in the second quarter of 2005 as a footnote to the financial statements include approximately $4 million of pro-forma compensation expense resulting from the vesting acceleration.

The decision to accelerate vesting of these options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS No. 123R. We estimate that the maximum future compensation expense that would otherwise have been recorded, based on adopting FAS 123R on January 1, 2006, was approximately $4 million.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 6, 2005, our Board of Directors approved a modification to certain director stock option grants. The modification extends the exercise period of options held by directors who have served as such for five years or more to the scheduled expiration date of the options (typically 10 years from the date of grant). The modification only applies to options with an exercise price equal to or greater than the fair market value of the Company’s common stock on April 6, 2005. As a result, no compensation expense has been recorded under APB 25 due to this modification.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to stock-based employee and director compensation:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$356	$2,122	$429	$3,864
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,055)	(601)	(5,340)	(1,610)

Pro forma net income (loss)	$(3,699)	$1,521	$(4,911)	$2,254

Earnings (loss) per share:
Basic—as reported	$0.01	$0.06	$0.01	$0.11
Basic—pro forma	$(0.10)	$0.04	$(0.14)	$0.06

Diluted—as reported	$0.01	$0.06	$0.01	$0.10
Diluted—pro forma	$(0.10)	$0.04	$(0.13)	$0.06

The fair value of options at the date of grant was estimated using the Black-Scholes multiple option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2005	2004
Volatility	75%	48%
Expected option life, years from vesting	2.5	1.0
Interest rate (risk free)	3.95%	3.20%
Dividends	None	None

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

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. VALUATION AND QUALIFYING ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.4 million at June 30, 2005 and December 31, 2004. The following is a roll forward of the allowance for doubtful accounts:

	Six months ended June 30, 2005	Year ended December 31, 2004
Balance at beginning of year	$365	$365
Provision for doubtful accounts	—	—
Write-offs	—	—

Balance at end of period	$365	$365

We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded. We base these estimates on historical analyses of credit memo data, current economic trends, and our experience with customer disputes, products, customer industry and other known factors. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved. Our allowance for credit memos was $0.3 million at June 30, 2005 and $0.6 million at December 31, 2004. During the first quarter of 2005, we refined our estimate of allowance for credit memos which resulted in an increase in services revenue of $0.3 million. The following is a roll forward of the allowance for credit memos:

	Six months ended June 30, 2005	Year ended December 31, 2004
Balance at beginning of year	$642	$815
Revenue deferred (recognized)	22	224
Credit memos issued	(374)	(397)

Balance at end of period	$290	$642

4. COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Comprehensive income:
Net income	$356	$2,122	$429	$3,864
Other comprehensive income (loss):
Foreign Currency Translation Adjustments	(120)	(165)	(267)	(166)
Unrealized gain (loss) on securities	141	(201)	(175)	(174)

Comprehensive income (loss):	$377	$1,756	$(13)	$3,524

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Total revenue decreased 1% to $48.0 million for the first half of 2005 from $48.7 million for the first half of 2004 due to a $2.5 million decrease in license revenue, which was partially offset by a $1.8 million increase in services revenue. A majority of our revenue in the first half of 2005 continued to be from existing customers who chose to add on to, renew or extend their use of our software. However, we signed 12 new license customer accounts (meaning companies or organizational divisions which are not current licensees of our software) in the first half of 2005 compared to 11 in the first half of 2004. The increase in services revenue in the first half of 2005 was primarily due to maintenance services associated with an expanded installed base of software and a higher proportion of perpetual licenses which yield greater maintenance revenue. Historically, our mix of license and services revenue has fluctuated from period to period, and we believe that the composition of license and services revenue will continue to fluctuate.

Although license signings improved in number and in value in the second quarter of 2005 over the first quarter of 2005, the value of license signings in the first half of 2005 was significantly less than in the first half of 2004. The weakness in license signings in the first half of 2005 was due in part to our new strategy of selling lower value initial BPM licenses with the potential for multiple follow-on sales rather than selling higher value applications licenses. It was also due to the decline in productivity of our sales organization resulting from the realignment of the sales organization to implement the new strategy. If we are unable to increase the value of license signings in the third quarter of 2005, our financial results for 2005 are likely to fall within the low end of our expected financial results.

Net income for the first half of 2005 decreased to $0.4 million from $3.9 million for the first half of 2004 due to a $2.5 million reduction in license gross margin, a $1.1 million reduction in services gross margin, a $1.4 million increase in operating expenses and a $0.6 million increase in other expense, partially offset by a $1.9 million reduction in provision for income taxes and an $0.3 million improvement in interest income, net.

We ended the first half of 2005 with $109.8 million in cash and short-term investments compared to $97.4 million at the end of 2004, and $60.9 million in combined short and long-term license installment receivables compared to $75.7 million at the end of 2004.

We believe that the following trends in our business are significant in understanding our results of operations:

•	First, we are increasingly licensing our software pursuant to perpetual licenses, under which a customer pays a single license fee at the commencement of the license, rather than pursuant to term licenses, under which a customer pays a monthly fee during the license term and must renew the license for additional fees to continue to use the software after the original term. We expect that our use of perpetual licenses will continue to increase in the foreseeable future, although we expect to enter into new term licenses in certain instances at the request of our customers. Our increased use of perpetual licenses rather than term licenses has the effect, with respect to a given transaction, of increasing our license revenue and cash flow in the short term, but of decreasing the potential for renewal revenue and cash flow in the future.

•	Second, the percentage of our license revenue relating to our PegaRULES technology has been increasing. Our PegaRULES products can be used by a wide range of customers outside of our traditional financial services and health care markets, which has enabled us to increase our sales to customers outside of these traditional markets. Our PegaRULES products often require less customization and implementation assistance than prior generations of our software products, which in some cases has enabled us to shorten the length of the sales process and the time required to receive customer acceptance of the software product.

•	Third, we are increasing our reliance on partners to provide implementation services that our customers demand for solutions based upon our products. We have developed a network of trained and qualified partners that have the capability to provide these services to our customers. By utilizing these partners, we have increased the supply of skilled service consultants that can assist our customers. In certain cases, our partners are also able to offer lower prices to our customers due to the use of resources located in other countries, thereby increasing the value to our customers of the overall solution. Some of our partners have more headcount dedicated to consulting services for our products than we have. We believe that this trend is good for our business because of the breadth of domain expertise that our partners can bring to solutions. This reliance on partners also reduces the time period for revenue recognition in some instances, because our customers accept our software products upon delivery and obtain additional services from our partners rather than from us. As a result, we expect that our services revenue may grow more slowly over time than if we did not rely on our partners, but the time from software license signing to license revenue recognition may shorten.

It should be noted that as reported in Item 4 of this Quarterly Report on Form 10-Q, we became aware of a material weakness in our internal control over financial reporting relating to one customer transaction. The proper accounting for the customer transaction in question was resolved prior to the public release of our financial results for the second quarter of 2005 and does not affect any reported results.

Three and Six Months ended June 30, 2005 compared to Three and Six Months ended June 30, 2004

Revenue

Total revenue for the second quarter of 2005 decreased 1% to $23.8 million from $24.0 million for the second quarter of 2004. Total revenue for the first half of 2005 decreased 1% to $48.0 million from $48.7 million for the first half of 2004. The decreases were due to decreases in license revenue, partially offset by increases in services revenue. The following table summarizes our revenue composition:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
License revenue
Perpetual licenses and licenses accounted for on a subscription basis	$6.6	$6.1	$11.8	$13.5
Term license renewals, extensions and additions	1.4	5.6	7.1	7.8

Total license revenue	8.0	11.7	18.9	21.3

Services revenue
Implementation, consulting and training services	10.6	8.4	19.2	20.0
Maintenance	5.2	3.9	9.9	7.4

Total services revenue	15.8	12.3	29.1	27.4

Total revenue	$23.8	$24.0	$48.0	$48.7

Total license revenue for the second quarter of 2005 decreased 31% to $8.0 million from $11.7 million for the second quarter of 2004. The decrease in total license revenue was primarily the result of a $4.2 million decrease in term license renewals, extensions and additions, partially offset by a $0.5 million increase in perpetual and subscription licenses. Software license revenue for the first half of 2005 decreased to $18.9 million from $21.3 million for the first half of 2004. The decrease in total license revenue for the first half resulted from a $1.8 million decrease in perpetual and subscription licenses, and a $0.7 million decrease in term license renewals, extensions and additions. The decrease in perpetual license revenue reflects our new strategy of selling lower value initial BPM licenses with the potential for multiple follow-on sales, rather than selling higher value applications licenses. In addition, the realignment of our sales organization to implement the new strategy has slowed sales activity in the first half of 2005. Term license renewals scheduled for 2005 are modestly higher than actual term license renewals in 2004. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

Services revenue for the second quarter of 2005 increased 28% to $15.8 million from $12.3 million for the second quarter of 2004. Implementation, consulting and training services increased $2.2 million to $10.6 million in the second quarter of 2005 from $8.4 million for the second quarter of 2004, driven by implementation services associated with sales of licenses to new customers. Services revenue for the first half of 2005 increased 6% to $29.1 million from $27.4 million for the first half of 2004, primarily due to a 35% increase in maintenance revenue to $9.9 million from $7.4 million for the first half of 2004. This increase was partially offset by a $0.8 million decrease in implementation, consulting, and training services revenue. The increase in maintenance revenue in the first half of 2005 was due to a larger installed base of software and a higher proportion of perpetual licenses which yield greater maintenance revenue. The decrease in implementation, consulting, and training services revenue in the first half of 2005 reflects the fact that the first half of 2004 benefited from the margin associated with two unusually large fixed price contracts being completed. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Going forward, as we continue to complement our direct selling and support efforts with those of our alliance partners, we do not expect to see significant growth in our professional services revenue.

Deferred revenue at June 30, 2005 consisted primarily of advance payment of maintenance fees and the fees billed in connection with arrangements for which acceptance of the software license or service milestone had not occurred. Deferred revenue balances increased to $14.6 million as of June 30, 2005, from $9.1 million as of December 31, 2004. The increase was due primarily to the timing of annual maintenance billings, partially offset by the recognition of license revenue.

International revenue was 32% of total revenue for the second quarter of 2005 and 43% for the second quarter of 2004. International revenue was 30% of total revenue for the first half of 2005 and 39% for the first half of 2004. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk.

Cost of revenue

Cost of software license includes the amortization of technology we purchased in connection with a business acquisition in 2002 and was unchanged in the second quarter and first half of 2005 from the second quarter and first half of 2004. As a percentage of software license revenue, cost of software license revenue was less than 1% for the second quarter and first half of 2005 and for the second quarter and first half of 2004.

The cost of implementation, consulting, maintenance and training services for the second quarter of 2005 increased 33% to $8.0 million from $6.0 million for the second quarter of 2004. Cost of services as a percentage of services revenue increased to 51% for the second quarter of 2005 from 49% for the second quarter of 2004. Such increases were primarily due to increased compensation, overhead and travel costs. Service gross margin was $7.7 million for the second quarter of 2005, as compared to $6.3 million for the second quarter of 2004. The increase in services gross margin was primarily due to growth in maintenance revenue.

Cost of services for the first half of 2005 increased 23% to $15.6 million from $12.7 million for the first half of 2004. Cost of services as a percentage of services revenue increased to 54% for the first half of 2005 from 46% for the first half of 2004. Such increases were due primarily to increased compensation, overhead and travel costs. Service gross margin was $13.5 million for the first half of 2005, as compared to $14.7 million for the first half of 2004. The decrease in services gross margin reflects the increase in services costs, partially offset by growth in maintenance revenue. Such decrease also reflects the fact that the first quarter of 2004 benefited from the margin associated with two unusually large fixed price contracts completed during that period.

Operating Expenses

Selling and marketing expenses for the second quarter of 2005 increased 1% to $7.9 million from $7.8 million for the second quarter of 2004. For the first half of 2005, selling and marketing expenses increased 8% to $16.9 million from $15.7 million for the first half of 2004. These planned increases were due to the hiring of additional sales personnel and increased marketing program spending. As a percentage of total revenue, selling and marketing expenses were 33% for the second quarters of 2005 and 2004, and increased to 35% for the first half of 2005, compared to 32% for the first half of 2004.

Research and development expenses for the second quarter of 2005 increased 1% to $4.9 million from $4.8 million for the second quarter of 2004. As a percentage of our total revenue, research and development expenses increased to 21% for the second quarter of 2005 from 20% for the second quarter of 2004. Research and development expenses for the first half of 2005 decreased 4% to $9.9 million from $10.3 million for the first half of 2004, primarily due to the decreased use of contractors, partially offset by increased employee compensation expense. Our use of contractors and outsourced activity when required for product development projects has increased the variability of our research and development expenses. As a percentage of our total revenue, research and development expenses were 21% for the first half of 2005 and 2004.

General and administrative expenses for the second quarter of 2005 increased 9% to $3.0 million from $2.8 million for the second quarter of 2004. As a percentage of total revenue, general and administrative expenses increased to 13% for the second quarter of 2005, compared to 11% for the second quarter of 2004. General and administrative expenses for the first half of 2005 increased 11% to $6.3 million from $5.7 million for the first half of 2004. As a percentage of total revenue, general and administrative expenses increased to 13% for the first half of 2005 compared to 12% for the first half of 2004. Such increases were primarily due to increased spending during the first half of 2005 on audit activities and compliance with the requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees under software license agreements attributable to the time value of money, decreased in the second quarter of 2005 to $0.6 million from $0.7 million for the second quarter of 2004. Installment receivable interest income for the first half of 2005 decreased to $1.1 million from $1.4 million for the first half of 2004. The decrease was due primarily to a lower average discount rate used for our portfolio of term software licenses and a lower total value of that portfolio. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 5.0% during the past few years. It is expected that installment receivable interest income will decline further in 2005 due to the lower total value of our portfolio of term software licenses.

Other interest income, net

Other interest income increased to $0.7 million for the second quarter of 2005 from $0.5 million for the second quarter of 2004. Other interest income increased to $1.4 million for the first half of 2005 compared to $0.8 million for the first half of 2004. These increases were primarily due to increased cash and investment balances and improved yields.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gains and losses, was ($0.7) million expense for the second quarter of 2005 versus ($0.4) million expense for the second quarter of 2004. The loss of ($1.0) million for the first half of 2005 increased from the loss of ($0.4) million for the first half of 2004. The unfavorable increase in other expense, net, was primarily from the revaluation of net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals. In particular, changes in European currencies have unfavorably impacted foreign currency denominated assets.

Income before provision for income taxes

Income before provision for income taxes decreased 85% to $0.5 million for the second quarter of 2005 from $3.3 million for the second quarter of 2004. Income before provision for income taxes decreased to $0.7 million for the first half of 2005 compared to $6.0 million for the first half of 2004. This decrease was due to a $2.5 million reduction in license gross margin, a $1.1 million reduction in services gross margin, a $1.4 million increase in operating expenses, a $0.6 million increase in other expense, partially offset by a $0.3 million improvement in interest income, net.

Provision for income taxes

The provision for income taxes decreased to $0.1 million, a 26% effective tax rate, in the second quarter of 2005 from $1.2 million, a 35% effective tax rate, in the second quarter of 2004. In the first quarter of 2005, we recorded a minimum income tax provision for our foreign subsidiaries, which resulted in a lower provision in the second quarter of 2005. The provision for income taxes for the first half of 2005 was $0.2 million, a 34% effective rate, compared to $2.1 million, a 35% effective rate, for the first half of 2004. The decreases in provision for income taxes were due to a decrease in income before provision for income taxes in the first half of 2005.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At June 30, 2005, we had cash and equivalents and short-term investments of $109.8 million, a $12.4 million increase from $97.4 million at December 31, 2004. Working capital was $128.9 million at June 30, 2005, a $10.0 million increase from $118.9 million at December 31, 2004. Working capital increased primarily due to increases in cash and investments and accounts receivable.

Net cash provided by operations in the first half of 2005 was $16.0 million compared with $5.8 million in the first half of 2004. Collections in the first half of 2005 for prepaid maintenance services were greater than in the first half of 2004 due to an expanded customer base and a larger percentage of customers making annual payments in advance of receiving maintenance services. The cash collected during the first half of 2004 was impacted by early payments received during the latter part of 2003. As a result, cash collected in the first half of 2005 compares favorably to the first half of 2004. Cash flow from operations tends to be strongest in the first half of the year because a significant portion of our annual license and maintenance billings are collected in the first quarter of the year.

Net cash used in investing activities in the first half of 2005 was $(5.5) million, primarily due to net purchases of marketable debt securities. This compared with $(56.9) million used in investing activities in the first half of 2004, also primarily for purchases of marketable debt securities.

Net cash used in financing activities in the first half of 2005 was ($1.9) million compared with net cash provided by financing activities of $2.6 million in the first half of 2004. The use of cash in the first half of 2005 was primarily for the repurchase of our common stock. The net cash provided in the first half of 2004 was from the exercise of $2.3 million in stock options.

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases are being made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During the first half of 2005, we repurchased 409,121 shares for $2.4 million under the program in open market purchases. The authorization to repurchase shares expires on September 30, 2005. The repurchase program may be suspended or discontinued at any time without prior notice. Our repurchase activity was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
March 2005	163,000	$5.71	163,000	$9,069
April 2005	—	$—	163,000	$9,069
May 2005	148,439	$5.67	311,439	$8,228
June 2005	97,682	$5.94	409,121	$7,647

Total	409,121	$5.75

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

As of June 30, 2005, we did not have material commitments for capital or operating expenditures other than a three-year purchase commitment for customer support services and capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,228 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, with the option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2010. Rent expense under operating leases is recognized on a straight-line basis, under which scheduled rent increases are expensed in advance of payment. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of June 30, 2005, our known contractual obligations were as follows:

	Payment due by period (in thousands)
Contractual obligations:	Total	Remainder of 2005	2006 & 2007	2008 & 2009	2010 and after
Purchase commitments	$2,026	$405	$1,621	$—	$—
Capital lease obligations	228	55	173	—	—
Operating lease obligations	28,303	1,855	7,012	7,059	12,377

Total	$30,557	$2,315	$8,806	$7,059	$12,377

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt in connection with our existing term license agreements:

Years ending December 31,	License installments
(in thousands)
Remainder of 2005	$12,250
2006	25,319
2007	16,899
2008	8,059
2009	1,300
2010 and thereafter	1,835

$65,662

License installments on the balance sheet represent the present value of license fees which have not yet been billed, and have already been recognized as revenue. License installments at June 30, 2005 was $14.5 million less than at December 31, 2004, primarily because license fees billed during the first half of 2005 exceeded the term license revenue that we recognized. The decrease reflects the lower average remaining life of our term licenses. The renewal value of our term licenses has not changed significantly since December 31, 2004. The timing of term license renewals can impact the license installments balance. License installments would increase during periods when term license revenue exceeds billings. Term license renewals scheduled for 2005 are modestly higher than actual term license renewals in 2004. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that Statement 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005, delaying the applicability of the required change to us until January 1, 2006.

We are evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method.

Adoption of SFAS No. 123R will significantly increase compensation expense. The actual impact on future years will be dependent on a number of factors, including our stock price and the level of future grants and awards. In addition, SFAS No. 123R requires that excess tax benefits related to stock compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

On April 6, 2005, in response to the issuance of SFAS 123R, the Compensation Committee of our Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by certain current employees, excluding “officers” as defined under Section 16(a) of the Securities Exchange Act of 1934. Unvested options having an exercise price greater than $7.00 per share, representing the right to purchase a total of approximately 1.6 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense for the six months ended June 30, 2005 as the exercise price was in excess of the fair market value on the date of modification resulting in no intrinsic value under APB25. The pro-forma results reported for the second quarter of 2005 as a footnote to the financial statements include approximately $4 million of compensation expense resulting from the vesting acceleration.

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

Significant customers

During the three months ended June 30, 2005, one customer represented 17% of our total revenue. During the three months ended June 30, 2004, one customer represented 20% of our total revenue. During the six months ended June 30, 2005, one customer accounted for approximately 11% of our total revenue. During the six months ended June 30, 2004, one customer accounted for approximately 11% of our total revenue.

Forward-looking statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In addition, we may make, or others may make on our behalf, other written or oral statements in the future that constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors that may affect future results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may affect future results

The following important factors, among others, could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere from time to time.

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

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, due to the uncertain timing of the completion of implementation services and product acceptance by the customer. Our quarterly revenue may fluctuate significantly, in part because a large portion of our revenue in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or, in the case of term licenses, license renewal. Customers often will not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to twelve months but in some cases significantly longer. In 2004, we introduced a new set of products based on our PegaRULES technology. In many cases, these new products have a shorter sales cycle and implementation period than our traditional product line. Any increases in these cycles may adversely affect our financial performance, due in part to the recognition of sales staff and commission costs in advance of revenue recognition. In addition, risks over which we have little or no control, including customers’ budgets, staffing allocation and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes requested by customers may further delay product implementation and revenue recognition.

Our quarterly operating results have varied considerably in the past and are likely to vary considerably in the future. Historically, most of our revenue in a quarter has been attributable to a small number of transactions. This has caused our quarterly revenue to fluctuate, sometimes significantly. These fluctuations could cause us to be unprofitable on an annual or quarterly basis and to fail to meet analysts’ expectations regarding our earnings or revenue. Our current strategy to rely more heavily on third party services in support of license sales may increase these fluctuations because we will have less control over the timing of customer acceptance of our software. While future fluctuations in our quarterly operating results may be buffered to some extent by the increasing percentage of our total revenue attributable to maintenance services and by an increase in the number of license transactions, we expect those fluctuations will continue to be significant at least in the near term. We plan selling and marketing expenses, product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

Our financial results may be adversely affected if we are required to change certain estimates, judgments and positions relative to our income taxes. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of positions we have taken regarding valuation of deferred tax assets arising from term license installments, transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters or our current estimates regarding these matters will not be different from what is reflected in our historical income tax provisions, returns and accruals. Such differences could have a material impact on our income tax provisions, require us to change the recorded value of deferred tax assets and adversely affect our financial results.

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

We have historically sold to the financial services and healthcare markets. These markets are continuing to consolidate, and face uncertainty due to many other factors. We have historically derived a significant portion of our revenue from customers in the financial services and healthcare markets, and increased sales to these markets are important for our future growth, although we have been increasing our sales to other markets. Competitive pressures, industry consolidation, decreasing operating margins, regulatory changes and privacy concerns affect the financial condition of our customers in these markets and their willingness to pay. In addition, customers’ purchasing patterns in these industries for large technology projects are largely discretionary. The financial services market is undergoing intense domestic and international consolidation, and consolidation has been increasing in the healthcare market. Consolidation may interrupt normal buying behaviors and increase the volatility of our operating results. In recent years, several customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance. All of these factors affect the level of demand for our products from customers in these industries, and could adversely affect our business, operating results and financial condition.

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

In addition, there can be no assurance that we will be able to maintain or increase international market demand for our products. Risks inherent in our international business activities generally include unexpected changes in regulatory requirements, increased tariffs and other trade barriers, the costs of localizing products for local markets and complying with local business customs, changes in currency exchange rates, longer accounts receivable patterns and difficulties in collecting foreign accounts receivable, difficulties in enforcing contractual and intellectual property rights, heightened risks of political and economic instability, the possibility of nationalization or expropriation of industries or properties, difficulties in managing international operations, potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of “double taxation”), increased accounting and internal control expenses, and the burden of complying with a wide variety of foreign laws. There can be no assurance that one or more of these factors will not have a material adverse effect on our foreign operations, and, consequentially, our business, operating results and financial condition.

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

We may face product liability and warranty claims. Our license agreements typically contain provisions intended to limit the nature and extent of our risk of product liability and warranty claims. There is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. These terms contain exclusions in some cases, and these exclusions expose us to greater liability for certain types of claims. Also, there is a risk that these contract terms might not bind a party other than the direct customer. Furthermore, some of our licenses with our customers are governed by non-U.S. law, and there is a risk that foreign law might give us less or different protection. Although we have not experienced any material product liability claims to date, a product liability suit or action claiming a breach of warranty, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources.

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

Investor confidence and share value may be adversely impacted if our management is unable to provide an unqualified assessment regarding the adequacy of our internal control over financial reporting, or if our independent auditors are unable to provide us with their attestation regarding our management’s assessment, for our 2005 fiscal year or beyond, as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent auditors must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. For the year ended December 31, 2004, management’s assessment was included on page 31 of our Annual Report on Form 10-K and our independent auditors’ attestation was included on page 33 of our Annual Report on Form 10-K. These reports, however, speak only as of the date they were filed. For future periods, although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our management may not be able to provide an unqualified assessment for our 2005 fiscal year or beyond, and our independent auditors may be unwilling to provide an attestation for any of these years. For example, in this Quarterly Report on Form 10-Q we note that we recently became aware of a material weakness in our internal control over financial reporting relating to the accounting for one customer transaction. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 30% of our total revenue in the first six months of 2005 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our offices in the US, and some of those transactions are denominated in currencies other than the US dollar, we have receivables and license installments that are valued in other currencies. In addition, our US company holds some cash and investments in currencies other than the US dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus our US dollar functional currency we recognize a currency gain or (loss) in the statement of income as other income (expense). We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $22 million as of June 30, 2005. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of June 30, 2005, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets are license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. The carrying value of $61 million as of June 30, 2005 reflects the weighted average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $2 million as of June 30, 2005

We have invested in fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2 million as of June 30, 2005. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, but (2) not fully effective as of that date, for the reasons described in the following paragraphs.

Subsequent to June 30, 2005, we became aware of a material weakness in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In early June 2005, our Revenue Accounting Manager voluntarily resigned due to relocation, and was not replaced until the middle of July 2005. As a result, some of our processes relating to the accounting review of customer transactions did not operate as effectively as in the past. Specifically, the status of one Q2, 2005 customer transaction, with unique acceptance circumstances, involving revenue of approximately $1 million, was not properly accounted for in our initial consolidated trial balance. To address this issue going forward, we have located a replacement for our Revenue Accounting Manager, and we will reinforce the protocol for dealing with these types of transactions. The proper accounting for the customer transaction in question was resolved and the related revenue deferred prior to the public release of our financial results for the second quarter of 2005 and does not affect any reported results.

(b) Changes in Internal Control over Financial Reporting. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information:

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases are being made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During the first half of 2005, we repurchased 409,121 shares for $2.4 million under the program in open market purchases. The authorization to repurchase shares expires on September 30, 2005. The repurchase program may be suspended or discontinued at any time without prior notice. Our repurchase activity was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
March 2005	163,000	$5.71	163,000	$9,069
April 2005	—	$—	163,000	$9,069
May 2005	148,439	$5.67	311,439	$8,228
June 2005	97,682	$5.94	409,121	$7,647

Total	409,121	$5.75

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 2, 2005. The following matters were voted upon:

a)	Richard H. Jones and James P. O’Halloran were elected to serve as Directors of the Company until the 2006 Annual Meeting of Stockholders and until their successors are duly elected and qualified. Mr. Jones was elected with 35,322,592 votes “FOR” and 158,528 votes “WITHHELD”. Mr. O’Halloran was elected with 33,716,798 votes “FOR” and 1,764,322 votes “WITHHELD”.

b)	The stockholders approved the following amendments to our Restated Articles of Organization (together, the “Charter Amendments”), each as further described in the Proxy Statement for the 2005 Annual Meeting, by the vote totals detailed below:

2A. To amend the Articles of Organization provision regarding the purposes of the Company, with 35,274,865 votes “FOR”, 203,937 votes “AGAINST”, and 2,318 votes “ABSTAINING”.

2B. To amend the Articles of Organization to declassify the Board of Directors and provide for the annual election of Directors, with 35,260,918 votes “FOR”, 216,650 votes “AGAINST”, and 3,552 votes “ABSTAINING”.

2C. To the amend Articles of Organization to eliminate the provision relating to filling vacancies on the Board of Directors, with 30,967,488 votes “FOR”, 4,510,010 votes “AGAINST”, and 3,622 votes “ABSTAINING”.

2D. To amend the Articles of Organization provision regarding Director removal, with 30,907,980 votes “FOR”, 4,570,555 votes “AGAINST”, and 2,585 votes “ABSTAINING”.

2E. To amend the Articles of Organization to eliminate the supermajority vote requirement to amend certain provisions in Article VI, with 31,341,204 votes “FOR”, 4,135,390 votes “AGAINST”, and 4,526 votes “ABSTAINING”.

2F. To amend the Articles of Organization to eliminate the provision regarding effectiveness of certain provisions, with 35,257,902 votes “FOR”, 217,392 votes “AGAINST”, and 5,826 votes “ABSTAINING”.

2G. To amend the Articles of Organization to eliminate the provision regarding indemnification of Directors and Officers, with 31,095,480 votes “FOR”, 4,380,118 votes “AGAINST”, and 5,522 votes “ABSTAINING”.

2H. To amend the Articles of Organization to eliminate the provision regarding intercompany transactions, with 31,161,512 votes “FOR”, 4,262,486 votes “AGAINST”, and 57,122 votes “ABSTAINING”.

2I. To amend the Articles of Organization provision regarding limitation of Director liability, with 34,867,564 votes “FOR”, 251,032 votes “AGAINST”, and 362,524 votes “ABSTAINING”.

c)	The stockholders approved the following amendments to our Amended and Restated By-Laws, each as further described in the Proxy Statement for the 2005 Annual Meeting, by the vote totals detailed below:

3A. To amend the By-Laws to change the quorum requirement for shareholder meetings, with 35,241,303 votes “FOR”, 231,595 votes “AGAINST” and 8,222 votes “ABSTAINING”.

3B. To amend the By-Laws to change the vote requirements for shareholder action, with 31,026,733 votes “FOR”, 4,448,865 votes “AGAINST” and 5,522 votes “ABSTAINING”.

3C. To amend the By-Laws to change the requirements for Director removal, with 30,920,357 votes “FOR”, 4,555,541 votes “AGAINST” and 5,222 votes “ABSTAINING”.

3D. To amend article VI of the By-Laws regarding amendments of the By-Laws with 31,041,198 votes “FOR”, 4,432,396 votes “AGAINST” and 7,526 votes “ABSTAINING”.

d)	The stockholders approved the ratification of the Audit Committee’s selection of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2005, with 35,435,752 votes “FOR”, 25,282 votes “AGAINST” and 20,086 votes “ABSTAINING”.

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

Pegasystems Inc.

Date: July 28, 2005	By:	/s/ Alan Trefler
Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: July 28, 2005	By:	/s/ Christopher Sullivan
Christopher Sullivan
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description
3.3	Restated Articles of Organization of Pegasystems Inc. (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 8, 2005 and incorporated herein by reference.)

3.4	Amended and Restated By-Laws of Pegasystems Inc. (Filed as Exhibit 99.3 to the Registrant’s Current Report on 8-K dated June 8, 2005 and incorporated herein by reference.)

10.24	Form of Director Stock Option Amendment dated July 28, 2005 between Pegasystems Inc. and each member of its Board of Directors (other than Mr. Alan Trefler).

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.