Form 10-Q
period 2005-09-30
PEGASYSTEMS INC
filed 2005-11-08
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

There were 35,491,155 shares of the Registrant’s common stock, $.01 par value per share, outstanding on November 4, 2005.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share-related data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,464	$20,905
Short-term investments	90,165	76,455

Total cash and short-term investments	108,629	97,360
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2005 and 2004	25,029	15,528
Short-term license installments	26,758	31,358
Prepaid expenses and other current assets	1,881	1,236

Total current assets	162,297	145,482
Long-term license installments, net of unearned interest income	31,851	44,344
Equipment and improvements, net of accumulated depreciation and amortization	2,118	1,586
Acquired technology, net of accumulated amortization	117	379
Other assets	112	118
Goodwill	2,346	2,346

Total assets	$198,841	$194,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$7,072	$7,888
Accounts payable and accrued expenses	9,781	9,502
Deferred revenue	16,154	9,114
Current portion of capital lease obligation	101	98

Total current liabilities	33,108	26,602
Long-term deferred income taxes	2,190	1,480
Capital lease obligation, net of current portion	89	165
Other long-term liabilities	1,099	808

Total liabilities	36,486	29,055

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,457,085 shares and 36,076,649 shares issued and outstanding in 2005 and 2004, respectively	355	361
Additional paid-in capital	118,220	122,152
Stock warrant	249	249
Retained earnings	43,088	41,289
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(616)	(267)
Foreign currency translation adjustments	1,059	1,416

Total stockholders’ equity	162,355	165,200

Total liabilities and stockholders’ equity	$198,841	$194,255

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Software license	$11,637	$6,883	$30,521	$28,223
Services	15,209	14,645	44,343	42,002

Total revenue	26,846	21,528	74,864	70,225

Cost of revenue:
Cost of software license	87	88	262	262
Cost of services	9,289	6,441	24,881	19,121

Total cost of revenue	9,376	6,529	25,143	19,383

Gross profit	17,470	14,999	49,721	50,842

Operating expenses:
Research and development	4,952	5,078	14,854	15,388
Selling and marketing	7,811	7,243	24,664	22,900
General and administrative	2,880	2,999	9,207	8,688

Total operating expenses	15,643	15,320	48,725	46,976

Income (loss) from operations	1,827	(321)	996	3,866
Installment receivable interest income	632	856	1,763	2,243
Other interest income, net	808	511	2,177	1,280
Other income (expense), net	(128)	95	(1,144)	(284)

Income before provision for income taxes	3,139	1,141	3,792	7,105
Provision for income taxes	1,768	400	1,993	2,500

Net income	$1,371	$741	$1,799	$4,605

Earnings per share:
Basic	$0.04	$0.02	$0.05	$0.13
Diluted	$0.04	$0.02	$0.05	$0.12
Weighted average number of common shares outstanding, basic	35,675	35,786	35,865	35,610
Weighted average number of common shares outstanding, diluted	36,362	36,723	36,550	36,941

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,799	$4,605
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	91	721
Deferred income taxes	1,256	1,150
Depreciation, amortization and other non-cash items	1,286	1,053
Issuance of common stock warrants	—	38
Loss on disposal of fixed assets	15	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	7,571	5,188
Prepaid expenses and other current assets	(666)	(714)
Accounts payable and accrued expenses	(679)	(948)
Deferred revenue	7,040	(4,817)
Other long-term assets and liabilities	295	49

Cash flows from operating activities	18,008	6,325

Cash flows from investing activities:
Purchase of investments	(38,065)	(151,248)
Maturing and called investments	9,018	13,350
Sale of investments	14,475	83,053
Purchase of equipment and improvements	(1,304)	(782)

Cash flows from investing activities	(15,876)	(55,627)

Cash flows from financing activities:
Payments under capital lease obligations	(73)	(16)
Proceeds from sale of stock under Employee Stock Purchase Plan	240	329
Exercise of stock options	521	2,457
Repurchase of common stock	(4,791)	—

Cash flows from financing activities	(4,103)	2,770

Effect of exchange rate on cash and cash equivalents	(470)	(66)

Net decrease in cash and cash equivalents	(2,441)	(46,598)
Cash and cash equivalents, beginning of period	20,905	67,989

Cash and cash equivalents, end of period	$18,464	$21,391

See notes to condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Pegasystems Inc. (“we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statement of cash flows for the nine months ended September 30, 2004 has been reclassified to conform to the current year presentation.

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

(d) Foreign currency translation

The translation of assets and liabilities of our foreign subsidiaries is made at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected in accumulated other comprehensive income. Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in other income (expense), net, in the accompanying consolidated statements of income.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Revenue recognition

Software revenue is recognized in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended. We generally have multiple element arrangements including software licenses, professional services, maintenance and training. We do not have vendor specific objective evidence of fair value for the software license and, therefore, allocate the arrangement fee to each of the elements based on the residual method in accordance with Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”. We determine fair value for the remaining elements as the price for each element when it has been sold separately. Revenue from arrangements in which the fair value of one or more undelivered elements is unknown is deferred until such time that the fair value of those elements is known and the residual value of the license can be determined.

Perpetual license fees are recognized as revenue when the software is delivered provided all other revenue recognition criteria are met. Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. The present value of future term license payments is generally recognized as revenue upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, provided all other revenue recognition criteria are met. In certain circumstances, such as when license fees are not fixed or determinable, revenue from such licenses is recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. Our standard license terms provide that the software is accepted upon delivery.

Services revenue is comprised of fees for software implementation, consulting, maintenance and training services. Implementation and consulting services do not generally involve producing new software or customizing or modifying the licensed software, but rather involve helping customers deploy the software to their specific business processes. As the services provided are not essential to the functionality of the software and are described in the agreement such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, we account separately for the services element of the arrangement. Revenue for time and material projects is recognized as services are provided. . Revenue for fixed-price services projects is recognized as the services are provided based upon the hours incurred at amounts equal to direct costs incurred, up to the amounts billed to date, resulting in no gross profit recognized at that point. Generally, when the fixed-price services project is complete, the remaining revenue and gross profit associated with the fixed-price services project will be recognized. Maintenance revenues are recognized ratably over the related contract period, generally twelve months. Training revenue is recognized as the services are provided.

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Cash and equivalents and short-term investments

	September 30, 2005
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$15,579	$—	$—	$15,579
Certificates of deposit	—	—	—	—
Commercial Paper	1,293		(1)	1,292
Money market mutual funds	1,593	—	—	1,593

Cash and cash equivalents	$18,465	$—	$(1)	$18,464

Short-term investments:
U.S. government and agency securities	$71,982	$—	$(858)	$71,124
Corporate bonds	16,196	—	(147)	16,049
Municipal bonds	3,004	—	(12)	2,992
Auction rate securities	—	—	—	—

Short-term investments	$91,182	$—	$(1,017)	$90,165

Cash and cash equivalents and short-term investments	$109,647	$—	$(1,018)	$108,629

	December 31, 2004
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$10,764	$—	$—	$10,764
Certificates of deposit	8,397	—	—	8,397
Money market mutual funds	1,744	—	—	1,744

Cash and cash equivalents	$20,905	$—	$—	$20,905

Short-term investments:
U.S. government and agency securities	$49,233	$—	$(318)	$48,915
Corporate bonds	12,758	—	(109)	12,649
Municipal bonds	3,007	—	(16)	2,991
Auction rate securities	11,900	—	—	11,900

Short-term investments	$76,898	$—	$(443)	$76,455

Cash and cash equivalents and short-term investments	$97,803	$—	$(443)	$97,360

We consider debt securities with maturities of three months or less, when purchased, to be cash equivalents. Auction rate securities are classified as short-term investments. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. All of our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. We determine the appropriate classification of our investments in debt securities at the time of purchase and re-evaluate such determination at each balance sheet date. There have been no reclassifications between available-for-sale and held-to-maturity investment categories. As of September 30, 2005, remaining maturities of marketable debt securities ranged from October 2005 to July 2008. As of December 31, 2004, remaining maturities of marketable debt securities ranged from January 2005 to May 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Basic
Net income	$1,371	$741	$1,799	$4,605

Weighted average common shares outstanding	35,675	35,786	35,865	35,610

Earnings per share, basic	$0.04	$0.02	$0.05	$0.13
Diluted
Net income	$1,371	$741	$1,799	$4,605

Weighted average common shares outstanding	35,675	35,786	35,865	35,610
Effect of assumed exercise of stock options and warrant	687	937	685	1,331

Weighted average common shares outstanding, assuming dilution	36,362	36,723	36,550	36,941

Earnings per share, diluted	$0.04	$0.02	$0.05	$0.12
Outstanding options excluded as impact would be anti-dilutive	5,517	4,226	5,748	1,582

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

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2005		2004		2005		2004
United States	$13,481	50%	$17,077	79%	$47,089	63%	$46,667	67%
United Kingdom	9,061	34%	2,134	10%	14,219	19%	10,048	14%
Europe, other	3,261	12%	1,733	8%	9,182	12%	8,968	13%
Other	1,043	4%	584	3%	4,374	6%	4,542	6%

	$26,846	100%	$21,528	100%	$74,864	100%	$70,225	100%

During the three months ended September 30, 2005, one customer represented 29% of our total revenue. During the three months ended September 30, 2004, two customers represented 18% and 13% of our total revenue, respectively. During the nine months ended September 30, 2005, one customer accounted for approximately 11% of our total revenue. During the nine months ended September 30, 2004, no customer accounted for more than 10% of our revenue.

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

Stock options summary

The following table presents activity for stock options:

	Three months ended March 31, 2005		Three months ended June 30, 2005		Three months ended September 30, 2005
(in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options at beginning of period:	9,255	$7.70	9,074	$7.69	8,905	7.66
Granted	47	6.26	185	5.75	103	6.05
Exercised	(18)	5.05	(34)	4.41	(77)	3.66
Cancelled	(210)	7.67	(320)	7.89	(264)	8.06

Outstanding options at end of period	9,074	7.69	8,905	7.66	8,667	7.66

Exercisable options at end of period	6,286	8.21	7,937	7.99	7,718	7.97
Weighted average fair value of options granted during the period	$4.01		$2.25		$3.71

	Three months ended March 31, 2004		Three months ended June 30, 2004		Three months ended September 30, 2004
(in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options at beginning of period:	8,440	$7.65	7,907	$7.52	7,918	$7.60
Granted	110	8.91	297	8.29	135	6.98
Exercised	(288)	5.17	(176)	4.51	(69)	2.52
Cancelled	(355)	12.74	(110)	9.13	(134)	7.03

Outstanding options at end of period	7,907	7.52	7,918	7.60	7,850	7.64

Exercisable options at end of period	5,578	8.48	5,689	8.41	5,786	8.33
Weighted average fair value of options granted during the period	$3.39		$2.62		$2.34

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.38 — 4.38	2,702	5.73	$4.01	2,171	$3.99
4.48 — 7.33	2,294	8.10	6.78	1,876	6.86
7.35 — 8.08	2,228	3.26	7.73	2,228	7.73
8.11 — 25.75	1,443	4.82	15.76	1,443	15.76

	8,667			7,718

No stock-based employee compensation expense was recorded in the first nine months of 2005 or 2004 under the intrinsic value method.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). SFAS No. 123R as published was to be effective for the first interim or annual reporting period that began after June 15, 2005.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that deferred the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005, delaying the applicability of the required change to us until January 1, 2006.

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

On April 6, 2005, in response to the issuance of SFAS 123R, the Compensation Committee of our Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by certain current employees, excluding “officers” as defined under Section 16(a) of the Securities Exchange Act of 1934. Unvested options having an exercise price greater than $7.00 per share, representing the right to purchase a total of approximately 1.6 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense for the nine months ended September 30, 2005 as the exercise price of the accelerated options exceeded the fair market value of the underlying common stock on the date of modification resulting in no intrinsic value under APB 25. The pro-forma results reported in the second quarter of 2005 as a footnote to the financial statements include approximately $4 million of pro-forma compensation expense resulting from the vesting acceleration.

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

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 6, 2005, our Board of Directors approved a modification to certain director stock option grants. The modification extended the exercise period of options held by directors who have served as such for five years or more to the scheduled expiration date of the options (typically 10 years from the date of grant). The modification only applied to options with an exercise price equal to or greater than the fair market value of the Company’s common stock on April 6, 2005. As a result, no compensation expense was recorded under APB 25 due to this modification.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to stock-based employee and director compensation:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$1,371	$741	$1,799	$4,605
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(166)	(448)	(5,506)	(2,058)

Pro forma net income (loss)	$1,205	$293	$(3,707)	$2,547

Earnings (loss) per share:
Basic—as reported	$0.04	$0.02	$0.05	$0.13
Basic—pro forma	$0.03	$0.01	($0.10)	$0.07

Diluted—as reported	$0.04	$0.02	$0.05	$0.12
Diluted—pro forma	$0.03	$0.01	($0.10)	$0.07

The fair value of options at the date of grant was estimated using the Black-Scholes multiple option pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2005	2004
Volatility	73%	45%
Expected option life, years from vesting	2.5	1.0
Interest rate (risk free)	3.92%	3.23%
Dividends	None	None

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

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. VALUATION AND QUALIFYING ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.4 million at September 30, 2005 and December 31, 2004. The following is a roll forward of the allowance for doubtful accounts:

($ in thousands)	Nine months ended September 30, 2005	Year ended December 31, 2004
Balance at beginning of year	$365	$365
Provision for doubtful accounts	—	—
Write-offs	—	—

Balance at end of period	$365	$365

We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded. We base these estimates on historical analyses of credit memo data, current economic trends, and our experience with customer disputes, products, customer industry and other factors. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved. Our allowance for credit memos was $0.3 million at September 30, 2005 and $0.6 million at December 31, 2004. The following is a roll forward of the allowance for credit memos:

($ in thousands)	Nine months ended September 30, 2005	Year ended December 31, 2004
Balance at beginning of year	$642	$815
Revenue deferred (recognized)	33	224
Credit memos issued	(422)	(397)

Balance at end of period	$253	$642

4. COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2005	2004	2005	2004
Comprehensive income:
Net income	$1,371	$741	$1,799	$4,605
Other comprehensive income (loss):
Foreign currency translation adjustments	(90)	102	(357)	(64)
Unrealized gain (loss) on securities	(173)	(19)	(349)	(193)

Comprehensive income (loss)	$1,108	$824	$1,093	$4,348

PEGASYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INCOME TAXES

The Company recorded tax provisions of $1.8 million and $0.4 million for the three months ended September 30, 2005 and 2004, for effective tax rates of 56% and 35%, respectively. The Company recorded tax provisions of $2.0 million and $2.5 million for the nine months ended September 30, 2005 and 2004, for effective tax rates of 53% and 35%, respectively. The increased rate in 2005 resulted specifically from certain adjustments to deferred tax liabilities related to term license installments. We anticipate that the effective tax rate will be closer to statutory rates for the remainder of 2005.

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004. The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and requirements, including a specific domestic reinvestment plan for the repatriated funds. On January 13, 2005, the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the Act, we believe that we will repatriate no dividends subject to the elective 85 percent dividends received deduction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Total revenue increased 7% to $74.9 million for the first three quarters of 2005 from $70.2 million for the first three quarters of 2004 due to a $2.3 million increase in services revenue and a $2.3 million increase in license revenue. Consistent with our strategy of working with accounts in target customer organizations to identify opportunities for follow-on sales, a majority of our revenue in the first three quarters of 2005 was from existing customers who chose to add on to, renew or extend their use for our software. However, in the first three quarters of 2005, new customers (meaning companies or organizational divisions which are not current licensees of our software) accounted for $13.4 million, or 18%, of our total revenue. The increase in license revenue in the first three quarters of 2005 was primarily due to a $3.6 million increase in term license renewals, extensions and additions. The increase in services revenue in the first three quarters of 2005 was primarily due to a $3.6 million increase in maintenance services associated with an expanded installed base of software and a higher proportion of perpetual licenses which yield greater maintenance revenue. Increased implementation and consulting services costs during the first three quarters of 2005 resulted in a ten percentage point reduction in service gross margin compared to the first three quarters of 2004. Historically, our mix of license and services revenue has fluctuated from period to period, and we believe that the composition of license and services revenue will continue to fluctuate.

License signings in the third quarter of 2005 improved significantly from the value of license signings in the first and second quarters of 2005. License signings in the first three quarters of 2005 were also higher than the value of license signings in the first three quarters of 2004. The increase in the value of license signings for the third quarter of 2005 and the first three quarters of 2005 was due to the increased success of our strategy of focusing on initial and follow-on sales to target accounts. We are investing in sales and marketing to drive continued growth in our license signings, however actual license signings are likely to vary considerably quarter to quarter. Our license signings in the fourth quarter of 2004 were particularly strong and despite our license signings success in the third quarter of 2005 it is uncertain whether the value of license signings in 2005 as a whole will exceed the value of license signings in 2004.

Income before provision for income taxes decreased to $3.8 million in the first three quarters of 2005 from $7.1 million in the first three quarters of 2004 primarily due to a $3.4 million decrease in services gross margin, a $1.7 million increase in operating expenses, a $0.9 million increase in currency related expense, partially offset by a $2.3 million increase in license gross margin and a $0.9 million improvement in interest income. Net income for the first three quarters of 2005 decreased to $1.8 million from $4.6 million for the first three quarters of 2004.

We ended the first three quarters of 2005 with $108.6 million in cash and short-term investments compared to $97.4 million at the end of 2004, and $58.6 million in combined short and long-term license installment receivables compared to $75.7 million at the end of 2004.

We believe that the following trends in our business are occurring and are significant in understanding our results of operations:

•	First, the percentage of our license revenue relating to our PegaRULES Process Commander software and related frameworks has been increasing. These products often require less implementation assistance than prior generations of our software products, which in many cases has enabled us to shorten the length of the sales process and the time required to receive customer acceptance of the software product. Significantly, PegaRULES Process Commander and related frameworks can also be used by customers outside of our traditional financial services and health care markets, which enables us to sell to target accounts in other markets.

•	Second, we are increasingly focusing on sales to accounts within target customer organizations. We frequently sell small initial licenses to these target accounts rather than selling large application licenses, to allow our customers to realize business value from our software quickly and for a limited up-front investment. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales. Follow-on sales are often larger than the initial sales, and the sales process for follow-on sales is often shorter as a result of the established relationship with the customer.

•

Third, our use of perpetual licenses, under which a customer pays a single license fee at the commencement of the license, continues to increase for license signings with new customers, compared to our use of term licenses, under which a customer pays a monthly fee during the license term and must renew the license for additional fees to continue to use the software past the original term, although term license revenue was higher than perpetual license revenue in the third quarter of 2005 due to one large term license signing in the quarter. We expect that our use of perpetual licenses for new customers will continue to increase in the foreseeable future, although we expect to enter into new term licenses in certain instances at the request of our customers. Our increased use of perpetual licenses rather than term licenses has the effect, with respect to a given transaction, of increasing our license revenue and cash flow in the short term, but of decreasing the amount of renewal revenue and cash flow in the future.

•	Fourth, we are increasing our reliance on partners to provide implementation services for our customers. We have developed a network of trained and qualified partners that have the capability to provide these services to our customers. By utilizing these partners, we have increased the supply of skilled service consultants that can assist our customers. In certain cases, our partners are also able to offer lower rates to our customers due to the use of resources located in other countries, thereby reducing the overall cost to our customers. Some of our partners have more headcount dedicated to consulting services for our products than we have. We believe that this trend is good for our business because of the breadth of domain expertise that our partners can bring to solutions. We expect that our services revenue may grow more slowly over time than if we did not rely on our partners.

Three and Nine Months ended September 30, 2005 compared to Three and Nine Months ended September 30, 2004

Revenue

Total revenue for the third quarter of 2005 increased 25% to $26.8 million from $21.5 million for the third quarter of 2004. Total revenue for the first three quarters of 2005 increased 7% to $74.9 million from $70.2 million for the first three quarters of 2004. These increases were primarily attributable to increases in term license renewals, extensions and additions and increased maintenance revenue. The following table summarizes our revenue composition:

	Three months ended September 30,		Nine months Ended September 30,
(in millions)	2005	2004	2005	2004
License revenue (1)
Perpetual licenses	$2.5	$2.5	$13.5	$14.8
Term licenses	9.1	4.4	17.0	13.4

Total license revenue	11.6	6.9	30.5	28.2

Services revenue
Implementation, consulting and training services	10.0	10.4	29.2	30.5
Maintenance	5.2	4.2	15.2	11.5

Total services revenue	15.2	14.6	44.4	42.0

Total revenue	$26.8	$21.5	$74.9	$70.2

(1)	License revenue composition amounts reported in previous periods have been restated to the current presentation. The total license revenue amount has not changed from prior presentation.

Total license revenue for the third quarter of 2005 increased 69% to $11.6 million from $6.9 million for the third quarter of 2004. The increase in total license revenue primarily was the result of a $4.7 million increase in term licenses, specifically one large new term license transaction. Software license revenue for the first three quarters of 2005 increased to $30.5 million from $28.2 million for the first three quarters of 2004. The increase in total license revenue for the first three quarters was the result of a $3.6 million increase in term licenses, partially offset by a $1.3 million decrease in perpetual licenses. Term license renewals scheduled for 2005 are modestly higher than actual term license renewals in 2004. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

Services revenue for the third quarter of 2005 increased 4% to $15.2 million from $14.6 million for the third quarter of 2004. The increase in service revenue was primarily due to a 24% increase in maintenance revenue to $5.2 million from $4.2 million. This increase in maintenance revenue for the third quarter was partially offset by a $0.4 million decrease in implementation, consulting and training services to $10.0 million from $10.4 million. Services revenue for the first three quarters of 2005 increased 6% to $44.4 million from $42.0 million for the first three quarters of 2004. The increase in service revenue was primarily due to a 31% increase in maintenance revenue to $15.2 million from $11.5 million for the first three quarters of 2004. This increase in maintenance revenue for the first three quarters of 2005 was partially offset by a $1.3 million decrease in implementation, consulting, and training services to $29.2 million from $30.5 million. The increase in maintenance revenue for the third quarter of 2005 and the first three quarters of

2005 was due to a larger installed base of software and a higher proportion of perpetual licenses which yield greater maintenance revenue. The decrease in implementation, consulting, and training services revenue in the first three quarters of 2005 reflects the fact that the first three quarters of 2004 benefited from $2.5 million of revenue associated with the completion of two unusually large fixed price contracts. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Going forward, as we continue to complement our direct selling and support efforts with those of our alliance partners, we do not expect to see significant growth in implementation and consulting services revenue.

Deferred revenue at September 30, 2005 consisted primarily of the fees billed in connection with arrangements for which acceptance of the software license or service milestone had not occurred and of the advance payment of maintenance fees. Deferred revenue balances increased to $16.2 million as of September 30, 2005, from $9.1 million as of December 31, 2004. The increase was due primarily to new license arrangements for which acceptance of the software or service milestones had not occurred, and the timing of annual maintenance billings.

International revenue increased to 50% of total revenue for the third quarter of 2005 from 21% for the third quarter of 2004. International revenue increased to 37% of total revenue for the first three quarters of 2005 from 33% for the first three quarters of 2004. The increases for these periods were primarily caused by one large international license transaction in the third quarter of 2005. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk.

Cost of revenue

The cost of implementation, consulting, maintenance and training services for the third quarter of 2005 increased 44% to $9.3 million from $6.4 million for the third quarter of 2004. Cost of services as a percentage of services revenue increased to 61% for the third quarter of 2005 from 44% for the third quarter of 2004. Such increases were primarily due to a $1.8 million increase in compensation costs, a $0.6 million increase in contracted services, and a $0.4 million increase in travel costs. These increases reflect an investment in expanding the pool of trained service personnel, including partners and new services employees, to better meet anticipated demand associated with increased license signings. Service gross margin was $5.9 million for the third quarter of 2005, as compared to $8.2 million for the third quarter of 2004. The decrease in services gross margin was primarily due a $2.8 million increase in cost of services partially offset by a $0.6 million increase in revenue.

Cost of services for the first three quarters of 2005 increased 30% to $24.9 million from $19.1 million for the first three quarters of 2004. Cost of services as a percentage of services revenue increased to 56% for the first three quarters of 2005 from 46% for the first three quarters of 2004. Such increases were due primarily to a $3.9 million increase in compensation costs, a $1.0 million increase in contracted services, and a $0.6 million increase in travel costs. These increases reflect an investment in expanding the pool of trained service personnel, including new services employees and partners. Service gross margin was $19.5 million for the first three quarters of 2005, as compared to $22.9 million for the first three quarters of 2004. The decrease in services gross margin reflects the increase in services costs, partially offset by growth in maintenance revenue. Such decrease also reflects the fact that the first quarter of 2004 benefited from $2.5 million of revenue associated with two unusually large fixed price contracts completed during that period.

Operating Expenses

Selling and marketing expenses for the third quarter of 2005 increased 8% to $7.8 million from $7.2 million for the third quarter of 2004. This increase was due primarily to increased sales commissions resulting from increased license signings. As a percentage of total revenue, selling and marketing expenses decreased to 29% for the third quarter of 2005 from 34% from the third quarter in 2004, due to increased revenue which was only partially offset by increased selling and marketing expenses. Selling and marketing expenses for the first three quarters of 2005 increased 8% to $24.7 million from $22.9 million for the first three quarters of 2004. The increase was primarily due to a $0.7 million increase in sales commissions related to the increase in license signings, increased wages and benefits expenses of $0.5 million due to higher headcount, and an increase in marketing program spending of $0.4 million. As a percentage of total revenue, selling and marketing expenses were 33% for the first three quarters of 2005 and 2004.

Research and development expenses for the third quarter of 2005 decreased 2% to $5.0 million from $5.1 million for the third quarter of 2004. As a percentage of total revenue, research and development expenses decreased to 18% for the third quarter of 2005, compared to 24% for the third quarter of 2004, primarily due to increased revenue. Research and development expenses for the first three quarters of 2005 decreased 3% to $14.9 million from $15.4 million for the first three quarters of 2004. As a percentage of total revenue, research and development expenses were 20% for 2005 and 22% for 2004. We expect research and development expenses will remain flat during the fourth quarter of 2005.

General and administrative expenses for the third quarter of 2005 decreased 4% to $2.9 million from $3.0 million for the third quarter of 2004. As a percentage of total revenue, general and administrative expenses decreased to 11% for the third quarter of 2005, compared to 14% for the third quarter of 2004, primarily due to increased revenue. General and administrative expenses for the first three quarters of 2005 increased 6% to $9.2 million from $8.7 million for the first three quarters of 2004. This increase was primarily due to the combined effect of increased incentive accruals, additional staff, salary increases and increased audit fees. As a percentage of total revenue, general and administrative expenses were 12% for the first three quarters of 2005 and 2004.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees under software license agreements attributable to the time value of money, decreased in the third quarter of 2005 to $0.6 million from $0.9 million for the third quarter of 2004. Installment receivable interest income for the first three quarters of 2005 decreased to $1.8 million from $2.2 million for the first three quarters of 2004. The decrease was due primarily to a lower average discount rate for our portfolio of term software licenses. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 5.0% during the past few years.

Other interest income, net

Other interest income increased to $0.8 million for the third quarter of 2005 from $0.5 million for the third quarter of 2004. Other interest income increased to $2.2 million for the first three quarters of 2004 compared to $1.3 million for the first three quarters of 2004. These increases were primarily due to increased cash and investment balances and improved yields.

Other income (expense), net

Other income (expense), net, which consists mostly of currency exchange gain and losses, was ($0.1) million expense for the third quarter of 2005 compared to $0.1 million income for the third quarter of 2004. Other income (expense), net was ($1.1) million expense for the first three quarters of 2005 compared to ($0.3) million expense for the first three quarters of 2004. The unfavorable increase in other expense, net, resulted primarily from the revaluation of assets and liabilities on our US ledger valued in foreign currencies, consisting primarily of cash, investments, license installments, receivables, accounts payable and accruals. In particular, changes in the exchange rates of European currencies have unfavorably impacted foreign currency denominated assets.

Income before provision for income taxes

Income before provision for income taxes increased 175% to $3.1 million for the third quarter of 2005 from $1.1 million for the third quarter of 2004. This increase was primarily due to $4.8 million increase in license gross margin, partially offset by a $2.3 million decrease in services gross margin and a $0.3 million increase in operating expenses. Income before provision for income taxes decreased to $3.8 million for the first three quarters of 2005 compared to $7.1 million for the first three quarters of 2004. This decrease was due to a $3.4 million decrease in services gross margin, a $1.7 million increase in operating expenses primarily due to investments in sales and marketing, a $0.9 million increase in other expense, partially offset by a $2.3 million improvement in license gross margin and a $0.9 million improvement in other interest income, net.

Provision for income taxes

Our effective tax rate for the third quarter and first three quarters of fiscal 2005 was 56% and 53%, respectively. The effective tax rate was 35% for the third quarter and first three quarters of fiscal 2004. The increased rates in 2005 resulted specifically from certain adjustments to deferred tax liabilities related to term license installments. We anticipate that the effective tax rate will be closer to statutory rates for the remainder of 2005.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At September 30, 2005, we had cash and equivalents and short-term investments of $108.6 million, a $11.2 million increase from $97.4 million at December 31, 2004. This increase was primarily due to $18.0 million of cash flow from operations partially offset by $4.8 million used to repurchase outstanding shares of our common stock and $1.3 million used to purchase fixed assets.

Working capital was $129.2 million at September 30, 2005, a $10.3 million increase from $118.9 million at December 31, 2004. Working capital increased primarily due to the $11.2 million increase in cash and investments and a $9.5 million increase in accounts receivable, partially offset by a $7.0 million increase in deferred revenue and a $4.6 million decrease in short-term license installments.

The $7.0 million increase in deferred revenue was primarily associated with new license signings for which acceptance of the software or of service milestones had not occurred, and the timing of annual maintenance billings. The $4.6 million decrease in short-term license installments was primarily due to prepayments of $3.0 million of term license fees.

Cash flow from operating activities for the first three quarters of 2005 increased to $18.0 million from $6.3 million for the first three quarters of 2004, despite a decline in net income from $4.6 million for the first three quarters of 2004 to $1.8 million for the first three quarters of 2005. During the first three quarters of 2005, net cash provided benefited from a $7.0 million increase in deferred revenue and a $17.1 million reduction in short and long-term license installments, partially offset by a $9.5 million increase in accounts receivable. The increase in deferred revenue was primarily associated with new license signings for which acceptance of the software or of service milestones had not yet occurred, and the timing of annual maintenance billings. Short and long-term license installments decreased primarily because license fees billed during the first three quarters of 2005 exceeded the term license revenue that we recognized during that period, with $6.2 million of the decrease due to billings for customers who chose to pay their term license commitments in advance. Of the $9.5 million increase in accounts receivable, approximately $6.5 million was due to slower payments by some large customers and $3.0 million was due to increased billings in Q3 2005.

Net cash used in investing activities for the first three quarters of 2005 was ($15.9) million, primarily due to net purchases of marketable debt securities. This compared with ($55.6) million used in investing activities in the first three quarters of 2004, which was also primarily due to net purchases of marketable debt securities.

Net cash used in financing activities for the first three quarters of 2005 was ($4.1) million compared with net cash provided by financing activities of $2.8 million for the first three quarters of 2004. The use of cash in the first three quarters of 2005 was primarily for the repurchase of $4.8 million of our common stock. The net cash provided in the first three quarters of 2004 was primarily from the proceeds of stock option exercises.

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases are being made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During the first three quarters of 2005, we repurchased 803,312 shares for $4.8 million under the program in open market purchases. The authorization to repurchase shares was originally scheduled to expire on September 30, 2005, but was extended to June 30, 2006 by our Board of Directors. The repurchase program may be suspended or discontinued at any time without prior notice. Our repurchase activity was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
March 2005	163,000	$5.71	163,000	$9,069
April 2005	—	$—	163,000	$9,069
May 2005	148,439	$5.67	311,439	$8,228
June 2005	97,682	$5.94	409,121	$7,647
July 2005	—	$—	409,121	$7,647
August 2005	213,248	$6.29	622,369	$6,305
September 2005	180,943	$6.06	803,312	$5,209

Total	803,312	$5.96

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

As of September 30, 2005, we did not have material commitments for capital or operating expenditures other than a three-year purchase commitment for customer support services and capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,228 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, with the option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through

2010. Rent expense under operating leases is recognized on a straight-line basis, under which scheduled rent increases are expensed in advance of payment. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of September 30, 2005, our known contractual obligations were as follows:

	Payment due by period (in thousands)
Contractual obligations:	Total	Remainder of 2005	2006 & 2007	2008 & 2009	2010 and after
Purchase commitments	$1,824	$203	$1,621	$—	$—
Capital lease obligations	200	27	173	—	—
Operating lease obligations	27,215	929	6,867	7,044	12,375

Total	$29,239	$1,159	$8,661	$7,044	$12,375

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The following amounts of cash are due for receipt in connection with our existing term license agreements:

License installments
Years ending December 31,	(in thousands)
Remainder of 2005	$5,572
2006	25,046
2007	17,288
2008	8,846
2009	2,081
2010 and thereafter	4,517

Total	$63,350

License installments on the balance sheet represent the present value of term license fees which have not yet been billed, and have already been recognized as revenue. License installments at September 30, 2005 decreased $17.1 million from December 31, 2004, primarily because license fees billed during the first three quarters of 2005 exceeded term license revenue recognized, with $6.2 million of the decrease due to prepayments of term license fees. The decrease reflects the lower average remaining life of our term licenses. The renewal value of our term licenses has declined by approximately 7% since December 31, 2004. The timing of term license renewals can impact the license installments balance. License installments would increase during periods when term license revenue exceeds billings. Term license renewals scheduled for 2005 are modestly higher than actual term license renewals in 2004. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

Critical accounting policies and estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition,

•	Deferred revenue,

•	Allowance for doubtful accounts and allowance for credit memos,

•	Stock-based compensation,

•	Accounting for income taxes, and

•	Contingencies.

A full discussion of these accounting policies is included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion. The following information regarding critical accounting policies has been updated since our 10-K:

Revenue recognition

Our revenue is derived from two primary sources: software license fees and service fees. Software revenue is recognized in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended. Our license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements. In addition to the license, these elements generally include professional consulting services, training and maintenance services. We do not have vendor specific objective evidence of fair value for the license and, therefore, recognize revenue based on the residual value method as prescribed in Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”. We typically determine fair value for the remaining elements as the price for each element when it has been sold separately. Revenue from arrangements in which the fair value of one or more undelivered elements is unknown is deferred until such time that the fair value of those elements is known and the residual value of the license can be determined.

Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue when the software is delivered, any acceptance required by contract is obtained, and no significant obligations or contingencies exist related to the software, other than maintenance support, provided all other revenue recognition criteria are met.

Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. We have a history of successfully collecting payments under such term software license arrangements, and therefore, the present value of future license payments is generally recognized as revenue upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, provided all other revenue recognition criteria are met. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the remaining license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 5.0% for the past few years. As a result, revenue that we recognize relative to new license arrangements of this type would be impacted by changes in market interest rates.

Our standard license terms provide that the software is accepted upon delivery. Some of our license arrangements, however, provide that the acceptance does not occur until later, based on customer specific criteria. In certain circumstances, such as when license fees are not fixed or determinable, revenue from such licenses is recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance.

Our services revenue is comprised of fees for software implementation, consulting, maintenance and training services. Implementation and consulting services generally do not involve producing new software or customizing or modifying the licensed software, but rather involve helping customers create rule sets that enable those customers to deploy the software to their specific business processes. Our software implementation and consulting agreements typically require us to provide services at an hourly rate or for a fixed fee. Revenues for time and material projects are recognized as services are delivered and fees are billed. As the services provided are not essential to the functionality of the software and are described in the agreement such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, we account separately for the services element of the arrangement and allocate revenue accordingly among the elements based on the fair value. Our fair value for the rate per service hour is established as the actual rate charged per hour for time and materials services that have been sold separately. The fair value of services is determined by multiplying the fair value rate per hour by the services hours incurred, or committed.

We do not have vendor specific objective evidence of the fair values of fixed-price services projects because we do not have a reliable track record for accurately estimating the time and resources needed to complete such projects. Revenue for fixed-price services projects is recognized as the services are provided based upon the hours incurred at amounts equal to direct costs incurred, up to the amounts billed to date, resulting in no gross profit recognized at that point. Generally, when the fixed-price services project is complete, the remaining revenue and gross profit associated with the fixed-price services project will be recognized.

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

We have very limited revenue through resellers, therefore we typically have not provided price protection or stock rotation rights. We have, in a small number of instances, provided limited rights of return or cancellation. We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded, and review them periodically. These estimates are based on historical analyses of credit memo data, current economic trends, and experience with customer disputes, products customer industry and other known factors. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved.

We warrant that our software products will conform to documented specifications. We have not experienced significant claims related to software warranties beyond the scope of maintenance support which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of September 30, 2005, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

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

We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded and review them periodically. We base these estimates on historical analyses of credit memo data, current economic trends, and our experience with customer disputes, products, customer industry and other known factors. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved. If we used different assumptions in calculating the allowance, adjustments would be reflected in changes to revenue. During the first quarter of 2005, we refined our estimate of allowances for credit memos which resulted in an increase in services revenue of $0.3 million.

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

Our remaining valuation allowance relates to tax benefits from stock option exercises which will increase additional paid in capital, and loss carry forwards acquired in the 1mind acquisition, the recognition of which will generally reduce goodwill.

Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions, returns and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such a determination is made. Provisions have been made for such uncertainties, with reserves totaling approximately $2 million.

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004. The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and requirements, including a specific domestic reinvestment plan for the repatriated funds. On January 13, 2005, the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No.109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which clarifies that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. On January 19, 2005, the U.S. Treasury published Notice 2005-14 providing guidance on the implementation of the manufacturer’s deduction. Based on our current understanding of the Act, we believe that there is no current tax benefit.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The FSP 109-2 provides accounting and disclosure guidance for the repatriation provision.

The FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the Act was enacted, to evaluate the effects of the Act on its plan for reinvestment or repatriation of un-remitted earnings. The FSP 109-2 calls for enhanced disclosures of, among other items, the status of a Company’s evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. Based on our current understanding of the Act, we believe that we will repatriate no dividends subject to the elective 85 percent dividends received deduction.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

During the three months ended September 30, 2005, one customer represented 29% of our total revenue. During the three months ended September 30, 2004, two customers represented 18% and 13% of our total revenue, respectively. During the nine months ended September 30, 2005, one customer accounted for approximately 11% of our total revenue. During the nine months ended September 30, 2004, no customer accounted for more than 10% of our revenue.

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

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, due to the uncertain timing of the completion of implementation services and product acceptance by the customer. Our quarterly revenue may fluctuate significantly, in part because a large portion of our revenue in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or, in the case of term licenses, license renewal. Customers in some cases will not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to twelve months but in some cases significantly longer. In 2004, we introduced a new set of products based on our PegaRULES technology. In many cases, these new products have a shorter sales cycle and implementation period than our traditional product line. Any increases in these cycles may adversely affect our financial performance, due in part to the recognition of sales staff and commission costs in advance of revenue recognition. In addition, risks over which we have little or no control, including customers’ budgets, staffing allocation and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes requested by customers may further delay product implementation and revenue recognition.

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

Factors relating to our internal operations and potential liabilities

We depend on certain key personnel, and we must be able to attract and retain qualified personnel in the future. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales and marketing personnel, including Mr. Alan Trefler, our Chief Executive Officer. The loss of key personnel could adversely affect our financial performance. We do not have any significant key-man life insurance on any officers or employees and do not plan to obtain any. Our success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain our products is limited, and competition for their services is intense, and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to do so, our business, operating results and financial condition could be materially adversely affected.

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

Investor confidence and share value may be adversely impacted if our management is unable to provide an unqualified assessment regarding the adequacy of our internal control over financial reporting, or if our independent auditors are unable to provide us with their attestation regarding our management’s assessment, for our 2005 fiscal year or beyond, as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent auditors must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. For the year ended December 31, 2004, management’s assessment was included on page 31 of our Annual Report on Form 10-K and our independent auditors’ attestation was included on page 33 of our Annual Report on Form 10-K. These reports, however, speak only as of the date they were filed. For future periods, although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our management may not be able to provide an unqualified assessment for our 2005 fiscal year or beyond, and our independent auditors may be unwilling to provide an attestation for any of these years. For example, in our Quarterly Report on Form 10-Q for the second quarter of 2005, we disclosed a material weakness in our internal control over financial reporting relating to the accounting for one customer transaction. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 37% of our total revenue in the first nine months of 2005 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our offices in the US, and some of those transactions are denominated in currencies other than the US dollar, we have receivables and license installments that are valued in other currencies. In addition, our US company holds some cash and investments in currencies other than the US dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus our US dollar functional currency we recognize a currency gain or (loss) in the statement of income as other income (expense). We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $19 million as of September 30, 2005. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of September 30, 2005, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets are license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of $59 million as of September 30, 2005 reflects the weighted average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $2 million as of September 30, 2005

We have invested in fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2 million as of September 30, 2005. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control over Financial Reporting. In our Quarterly Report on Form 10-Q for the second quarter of 2005, we disclosed the assessment of our CEO and CFO that our disclosure controls and procedures were not effective as of June 30, 2005. This conclusion resulted from our determination that a material weakness in our internal control over financial reporting existed as of that date. Specifically, we determined there was a material weakness in our internal controls designed to ensure the accurate recognition of revenue. Our Revenue Accounting Manager departed shortly before the end of the second quarter of 2005, and we were without the benefit of his services and experience during the accounting review of the revenue transactions that occurred during that quarter. The remaining accounting staff took on additional workload and responsibilities as a result. This strain on our accounting staff resulted in one customer transaction in our initial consolidated trial balance not being properly accounted for. This transaction, involving revenue of approximately $1 million, had unique acceptance circumstances involving potential undelivered services. Our accounting staff analyzed the terms of this transaction and determined that the fair value of the undelivered services could be estimated and deferred, and that the residual software license revenue should be recognized. This residual revenue was booked on our initial trial balance and draft financial statements. The company’s independent auditors reviewed the transaction and determined that vendor specific objective evidence of fair value of the undelivered services did not exist, and, therefore, the residual value of the software license was not yet determinable. Our management agreed with the analysis of the independent auditors and decided not to recognize the revenue in that period. This revenue was deferred prior to the public release of our financial results for the second quarter of 2005 and did not affect any of our reported results.

After a thorough review of the circumstances surrounding this transaction, our management concluded that a material weakness existed in its internal control over financial reporting as of June 30, 2005. Our independent auditors advised the company that they concurred in management’s assessment that this situation was a material weakness in internal control over financial reporting.

We made material changes to our internal control over financial reporting in the third quarter of 2005 to remediate this material weakness. We appointed a new Revenue Accounting Manager to fill the position vacated by the employee who resigned, and strengthened our other revenue accounting staff and management to reduce reliance on any single individual. We also reinforced our controls and procedures for the recording of revenue events through education of staff. In addition, we improved our protocol for reviewing revenue transactions with unusual terms and conditions. Management has concluded that these changes to our internal control over financial reporting have been designed properly and that they are now functioning as designed. Other than these changes, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information:

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases are being made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During the first three quarters of 2005, we repurchased 803,312 shares for $4.8 million under the program in open market purchases. The authorization to repurchase shares was originally scheduled to expire on September 30, 2005, but was extended to June 30, 2006 by our Board of Directors. The repurchase program may be suspended or discontinued at any time without prior notice. Our repurchase activity was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
March 2005	163,000	$5.71	163,000	$9,069
April 2005	—	$—	163,000	$9,069
May 2005	148,439	$5.67	311,439	$8,228
June 2005	97,682	$5.94	409,121	$7,647
July 2005	—	$—	409,121	$7,647
August 2005	213,248	$6.29	622,369	$6,305
September 2005	180,943	$6.06	803,312	$5,209

Total	803,312	$5.96

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: November 8, 2005	By:	/s/ ALAN TREFLER
Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 8, 2005	By:	/s/ CHRISTOPHER SULLIVAN
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