Form 10-K
period 2005-12-31
PEGASYSTEMS INC
filed 2006-03-07
CIK 1013857

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2005
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

Common Stock, $.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchanged Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $78 million.

There were 35,571,618 shares of the Registrant’s common stock, $.01 par value per share, outstanding on February 27, 2006.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2006	III

PART I

ITEM 1	BUSINESS

Pegasystems was incorporated in Massachusetts in 1983. Our stock is traded on the NASDAQ Global Market under the symbol PEGA. Our website address is www.pega.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “the Company,” “registrant,” “we,” “us” or “our” refer to Pegasystems Inc. and its subsidiaries.

Forward-looking statements

This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have identified certain risk factors in Item 1A on this Annual Report on Form 10-K that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We develop, market, license and support software to manage complex, changing business processes. Our business process management (BPM) software, which is combined with a business rules engine (BRE), is used by companies to automate decision making and the processes implementing those decisions. Our technology allows customers to change processes rapidly in response to changing business objectives and requirements thus enhancing productivity and competitiveness. Our software utilizes standards-based technology that facilitates rapid solution deployment and allows our customers to leverage their existing technology investments.

We provide implementation, consulting, training and technical support services to help our customers increase the business value from the use of our software. We also maintain alliances with systems integrators and technology consulting firms to support our customers.

Business strategy

Our goal is to be the leader of the BPM software market by leveraging our patented technology unifying BPM and rules. We focus our sales efforts on target accounts, which are companies or divisions within companies, and are typically large organizations that are among the leaders in their industry. We frequently sell limited size initial licenses to these target accounts rather than selling large application licenses. This allows our customers to quickly realize business value from our software and limits their up-front investment. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales. Follow-on sales are often larger than the initial sale, and the sales process for follow-on sales is often shorter as a result of the established relationship with the customer.

We have developed strategic partnerships with consultants and systems integrators who are important to our sales efforts because they influence buying decisions, help us to identify potential customer opportunities and complement our software with their technology and domain expertise. These partners may deliver strategic business planning, consulting, project management and implementation services to our customers. Currently, our partners include Cognizant Technology Solutions, IBM Corp., Kanbay International, Inc., Pinkerton Computer Consultants, Inc., Satyam Computer Services Ltd., Steria Group and Virtusa Corporation.

Pegasystems’ products

We provide a suite of rules-based BPM products intended to help our customers plan, build and manage business process management solutions.

PegaRULES®

Our PegaRULES rules engine is a key differentiator of our rules-based BPM software. It is an inference engine that automatically analyzes our customer’s data, determines which business rules apply to that data, initiates the appropriate business processes and prompts users for any additional inputs required. Our rules engine uses change-aware declarative rules that automatically recognize changes in data, such as changes in age or account balance, and initiate the appropriate business processes for that change, such as a notification of eligibility for an account upgrade. This combination of rules and processing enables our customers to better align their business processes with their business objectives.

PegaRULES Process Commander®

PegaRULES Process Commander provides additional capabilities designed to model, simulate, execute, monitor and analyze results. Built on the PegaRULES engine, PegaRULES Process Commander offers a browser-based development environment, execution engine and management dashboard, with a graphical, rapid solution development environment. This platform helps solve a wide range of business process management problems and allows our customers to leverage existing technology investments by integrating software applications across a common platform.

Pegasystems SmartBPM Suite and Solution Frameworks

Pegasystems SmartBPM Suite adds process analysis, process simulation, enterprise integration, portal integration, content management and/or case management to the PegaRULES Process Commander capabilities.

We also offer purpose or industry-specific solution frameworks built on the capabilities of our PegaRULES Process Commander software. PegaCARD Customer Process Manager, PegaHEALTH Customer Service Manager and Pega Customer Process Manager are solution frameworks that enable financial services, healthcare and other organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide specialized processing to meet the needs of different customers, departments or geographies. We offer frameworks that address exceptions management, which are transactions that are not automatically processed by existing systems. By automating not only research and decision making, but also the business processes necessary to execute the decisions, our exceptions management frameworks can reduce the costs and risks associated with manual processing, while improving quality and efficiency. These frameworks include PegaCARD Smart Dispute, Smart Investigate for Payments, Smart Investigate for Securities, Smart Adjust, and PegaHEALTH Claims Automation Suite. We also offer industry frameworks for retail banking and healthcare payers, and cross industry frameworks that assist our customers in gaining value from the use of our software.

Markets and representative customers

The market for BPM software is driven by businesses that seek to close the execution gap that may exist between their business objectives and their existing business processes. Our target customers are large, industry-leading organizations faced with managing complex and changing processes. Our traditional customers have been large companies in the financial services and healthcare markets. With PegaRULES Process Commander, we are also able to offer solutions to a broader range of companies as well as a broader range of industries.

Financial services

Financial services organizations continue to require software to improve the quality, accuracy and efficiency of customer interactions and transaction processing. Pegasystems’ customer process and exceptions management products provide flexibility and functionality to allow customers greater responsiveness to changing business requirements. Representative financial services customers of ours include: Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group, HSBC Holdings Plc, JPMorgan Chase & Co., National Australia Bank Limited, Rabobank Group, Société Générale Group and TD Bank Financial Group.

Healthcare

Healthcare organizations also continue to seek out products that integrate their front and back office initiatives and help improve customer service, efficiency and productivity. Representative healthcare customers of ours include: Aetna Inc., Wellpoint Inc., Blue Cross Blue Shield of Massachusetts, Inc., Blue Cross & Blue Shield of Rhode Island, Computer Sciences Corporation, Group Health Cooperative, HealthNow New York Inc., Hospitals Contribution Fund of Australia Ltd. and ViPS/WebMD Corporation.

Other industries

PegaRULES Process Commander offers solutions to a broad range of companies and industries. We sell rules-based BPM technology outside our traditional markets to customers in insurance, telecommunications, government, pharmaceuticals, manufacturing and travel services. Customers include: American National Insurance Company, American International Group (AIG), Amgen, The Allstate Corporation, Advanced Micro Devices (AMD), General Electric Company, RS Medical Corporation, Starwood Hotels & Resorts Worldwide Inc., VetCentric, Inc. and Vodafone Group, Plc.

Sales and marketing

We market our software and services primarily through a direct sales force. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify potential customer opportunities, and complement our software with their technology and domain expertise. Our partners include Cognizant Technology Solutions, IBM Corp., Kanbay International, Inc., Pinkerton Computer Consultants, Inc., Satyam Computer Services Ltd., Steria Group and Virtusa Corporation.

To support our sales efforts, we conduct a broad range of marketing programs, including industry trade shows, industry seminars, meetings with industry analysts, and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also generate sales leads. As of December 31, 2005, our sales and marketing staff consisted of 112 people worldwide.

Sales by geography

In 2005, 2004, and 2003, sales to customers based outside of the United States represented 35%, 32% and 20%, respectively, of our total revenue. During 2005, 2004 and 2003, we derived our revenue from the following geographic areas:

(in thousands)	2005		2004		2003
United States	$66,555	65%	$65,743	68%	$79,123	80%
United Kingdom	18,713	18%	11,930	12%	12,041	12%
Europe, other	11,172	11%	13,248	14%	6,640	7%
Other	5,567	6%	5,540	6%	1,509	1%

	$102,007	100%	$96,461	100%	$99,313	100%

In 2005 and 2004, no customer accounted for 10% or more of our total revenue. In 2003, two customers each accounted for approximately 15% and 12% of our total revenue, respectively. We currently operate in one operating segment — rules-based business process management, or BPM, software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States.

Services and support

We offer services and support through three groups: our professional services group which provides market, business and technical knowledge to assist our customers throughout the sale and deployment of our products; our global customer support group which provides support and maintenance for our customers; and our education services group which offers training programs for our employees, customers and partners. As of December 31, 2005, our services and support groups consisted of 155 people located in our 10 offices.

Professional services

Our professional services group helps companies and partners implement and optimize our software. These projects enable us to guide our customers through deployment of our software, and allow our workflow architects and business process automation consultants to strengthen their industry specific knowledge that can benefit future product development. Many of our customers choose to engage our professional services group to expand their use of our software to additional business or product lines or automate additional processes within existing solutions. In addition, systems integrators and consulting firms, with which we have alliances, also help our customers deploy our products.

Global customer support

Our global customer support group is primarily responsible for support of our software deployed at customer sites. Support services include automated problem tracking, prioritization and escalation procedures, periodic preventive maintenance, documentation updates, new software releases and regularly scheduled meetings with our staff.

Education services

The success of our sales strategy for multiple follow-on sales to target customers depends on our ability to train a larger number of partners and customers to implement our technology. We offer training for our staff, customers and partners. Training is offered at our regional training facilities in Cambridge, Massachusetts,

Reading, England, and Sydney, Australia, at a third party facility in San Francisco, California, or may be specially arranged at customer sites. Courses are designed to meet the specific role requirements of process architects, system architects and system administrators. Our customers are also granted access to our web-based self service portal. The password-protected site offers a portal for information important to the implementation and use of our products. This portal is available at any time of the day or night and users may access it to interact with us at their convenience and to view product information, sales and marketing support materials, Pegasystems news and event information.

Research and development

Our product development priority is to continue expanding the capabilities of our rules-based BPM technology. We intend to maintain and extend the support of our existing solution frameworks, and we may choose to invest in additional frameworks which incorporate the latest business innovations. We also intend to maintain and extend the support of popular hardware platforms, operating systems, databases and connectivity options to facilitate deployment. Our goal with all of our products is to enhance product capabilities, ease of use, ease of implementation, long-term flexibility and the ability to provide improved customer service.

We believe that the challenge of enhancing future performance and maintaining technology leadership will depend on our ability to anticipate changes, maintain and enhance our current products, develop new products and keep pace with the increasingly sophisticated requirements of our current and prospective customers. We must develop products that conform to our customers’ information technology standards, scale to meet the needs of large enterprises, operate globally and cost less than a comparable internal development effort. Our development organization is responsible for product architecture, core technology development, product testing and quality assurance.

As of December 31, 2005, our development group consisted of 96 people and has been significantly supplemented by the use of contracted resources. During 2005, 2004, and 2003, research and development expenses were approximately $19.5 million, $19.9 million, and $21.6 million, respectively. We expect that we will continue to commit significant resources to our product research and development in the future to maintain our leadership position.

Competition

The BPM software market is increasingly and intensely competitive, rapidly changing and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•	Enterprise content management-based vendors such as FileNet Corporation;

•	Enterprise application integration vendors such as TIBCO Software Inc. and webMethods Inc.;

•	Business process management vendors such as Fuego and Lombardi Software, Inc.;

•	Business rules engine vendors such as Fair Isaac Corporation and ILOG Inc.;

•	Companies that provide application specific business process management software for the financial services, healthcare, insurance and other specific markets such as Chordiant, DST Systems, Carreker Corporation, Oracle Corporation, SmartStream Technologies Ltd. and Trintech Group PLC;

•	Current customers’ information technology departments, which may seek to modify existing systems or develop proprietary systems.

We are one of the leading companies in the overall BPM software market, and have a strong presence in exceptions management in the financial services and healthcare markets. We have been most successful competing for customers whose businesses are characterized by a high degree of change, complexity and size. We believe that the principal competitive factors within our market include:

•	Product adaptability, scalability, functionality and performance;

•	Proven success in delivering costs-savings and efficiency improvements;

•	Ease-of-use for developers, business units and end-users;

•	Timely development and introduction of new products and product enhancements;

•	Establishment of a significant base of reference customers;

•	Ability to integrate with other products and technologies;

•	Customer service and support;

•	Product price;

•	Vendor reputation; and

•	Relationships with systems integrators.

Employees

As of December 31, 2005, we had 458 employees, of whom 370 were based in the United States, 15 were based in Canada, 63 were based in Europe, and 10 were based in Australia. Of the total, 112 were in sales and marketing, 155 performed consulting and customer support, 96 were in research and development, and 95 were in administration.

Backlog of license, maintenance and consulting revenues

As of December 31, 2005, we had software license and maintenance agreements and fixed fee professional services agreements with customers expected to result in approximately $44.6 million of revenue in 2006. As of December 31, 2004, we had software license and maintenance agreements and fixed fee professional services agreements with customers expected to result in approximately $29.5 million of revenue in 2005. Under such agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. We do not believe that backlog, as described above, is a meaningful indicator of future financial performance.

ITEM 1A	RISK FACTORS

Factors that may affect future results

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or elsewhere by management from time to time.

Factors relating to our revenues

In recent years, we have typically licensed our software to new customers pursuant to perpetual licenses rather than term licenses, which has the effect of decreasing the amount of future term license renewal revenue and cash flow, and could reduce our overall future license revenue and cash flow if we are unable to increase the future volume of license transactions. In prior years, we typically licensed our software under term licenses requiring the customer to make monthly payments over the license term. More recently, we have typically been selling perpetual licenses to our software with a single license fee being payable at the commencement of the license (although our term license revenue exceeded our perpetual license revenue in 2005 due to a few large term licenses). We expect that perpetual licenses for new customers will continue to be a significant portion of total license signings, although we expect to enter into new term licenses in certain instances. Our use of perpetual licenses has the effect, with respect to such transactions, of increasing our license revenue and cash flow in the short term, but of decreasing the amount of renewal license revenue and cash flow in the future. If we are unable to increase the volume of new license transactions, given the anticipated decline in the renewal revenue from term license arrangements, our license revenue and cash flow will likely decline in future periods.

The volume of our license transactions began to increase in the second half of 2005, and we may not be able to sustain this increased volume of license transactions unless we can provide sufficient high quality professional services, training and maintenance resources to enable our customers to realize significant business value from our software. Our customers typically request professional services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license transactions is likely to increase demand for professional services, training and maintenance relating to our products. Given that our volume of license transactions began to increase in the second half of 2005, we anticipate that we will need to provide our customers with more professional services, training and maintenance to enable our customers to realize significant business value from our software. Accordingly, we have been hiring additional personnel in these areas and improving our “on-boarding” process to ramp up new personnel in a shorter period of time. We have also been increasingly enabling our partners and our customers through training and the creation of “centers of excellence” to create an expanded universe of people that are skilled in the implementation of our products. However, if we are unable to provide sufficient high quality professional services, training or maintenance resources to our customers, our customers may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance.

We are increasingly entering into smaller initial licenses with new customers, which could adversely affect our financial performance if we are not successful in obtaining follow-on business from these customers. In 2005, we increasingly entered into small initial licenses with our new customers rather than selling large application licenses, to allow these new customers to realize business value from our software quickly and for a limited up-front investment. We expect this trend to continue in the near future. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales, which are typically larger than the initial sale. However, we may not be successful in demonstrating this initial value to some customers, for reasons relating to the performance of our products, the quality of the services and support we provide for our products, or external reasons. For these customers, we may not obtain follow-on sales, and our license revenue will be limited to the smaller initial sale. This could lower average transaction size and adversely affect our financial performance.

Our term license revenue will decrease in the short term if we increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as license payments become due or ratably over the term of the license when paid in advance, or if existing customers do not renew their term licenses. A significant portion of our total revenue has been attributable to term licenses, including term license renewals. Historically, a significant portion of our term license revenue has been recognized as the present value of the committed future term license fees, as described in the Critical Accounting Policies contained in this Annual Report on Form 10-K. In the future, we expect to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. This would have the effect, with respect to a particular agreement, of reducing our term license revenue in the initial period but increasing the amount of recurring future term license revenue during the remainder of the license term, but would not change the expected cash flow. As a result, our term license revenue will decrease in the short term. In addition, while historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. A decrease in term license renewal revenue absent offsetting revenue from other sources would have a material adverse effect on future financial performance.

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

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, due to the uncertain timing of the completion of implementation services, product acceptance by the customer and closing of additional sales. Our quarterly revenue may fluctuate significantly, in part because a large portion of our revenue in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or, in the case of term licenses, license renewal. In some cases, customers will not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to twelve months. Our PegaRULES products typically have a shorter sales cycle and implementation period than our historical application products. However, we may experience longer acceptance periods in some cases with respect to these products. Any increases in our sales or acceptance cycles may adversely affect our financial performance, due in part to the recognition of sales staff and commission costs in advance of revenue recognition. In addition, risks over which we have little or no control, including customers’ budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes requested by customers may further delay product implementation and revenue recognition.

Our financial results may be adversely affected if we are required to change certain estimates, judgments and positions relative to our income taxes. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of positions we have taken regarding valuation of deferred tax assets, transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and tax credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters or our current estimates regarding these matters will not be different from what is reflected in our historical income tax provisions, returns and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact, unfavorable or favorable, on our income tax provisions, require us to change the recorded value of deferred tax assets and adversely affect our financial results. See further discussion on page 13.

Our quarterly operating results have varied considerably in the past and are likely to vary considerably in the future. Historically, most of our revenue in a quarter has been attributable to a small number of transactions. This has caused our revenue to fluctuate, sometimes significantly. These fluctuations could cause us to be unprofitable on an annual or quarterly basis and to fail to meet analysts’ expectations regarding our earnings or revenue. Our current strategy to rely more heavily on third party services in support of license sales may increase these fluctuations because we will have less control over the timing of closing sales or customer acceptance of our software. While future fluctuations in our quarterly operating results may be buffered to some extent by the increasing percentages of our total revenue from maintenance services and by an increase in the number of license transactions, we expect those fluctuations will continue to be significant at least in the near term. We plan selling and marketing expenses, product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

We are investing heavily in sales and marketing and professional services in anticipation of increased license signings, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of license signings in the future. Demand for our products began to increase in the second half of 2005, which resulted in an increase in the value of new license signings in the second half of 2005 compared to the first half of 2005. We anticipate that the demand for our products will continue to increase in 2006 compared to 2005. Consequently, we have been increasing our investment in sales and marketing by hiring additional sales and marketing personnel. We also anticipate that we will need to provide our customers with more professional services, training and maintenance as a result of this anticipated increase in demand, and have been hiring additional personnel in these areas. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the anticipated demand for our products does not materialize, or if we are unsuccessful in increasing the value of new license signings, we could experience decreased profitability or losses as a result of these increased fixed costs, and our financial performance and results of operations could be adversely affected.

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

We have historically sold to the financial services and healthcare markets, and rapid changes or consolidation in these markets could affect the level of demand for our products. We have historically derived a significant portion of our revenue from customers in the financial services and healthcare markets, and sales to these markets are important for our future growth, although we have been increasing our sales to other markets. Competitive pressures, industry consolidation, decreasing operating margins, regulatory changes and privacy concerns affect the financial condition of our customers and their willingness to buy. In addition, customers’ purchasing patterns in these industries for large technology projects are somewhat discretionary. The financial services market is undergoing intense domestic and international consolidation, and consolidation has been increasing in the healthcare market. Consolidation may interrupt normal buying behaviors and increase the volatility of our operating results. In recent years, several of our customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance. All of these factors affect the level of demand for our products from customers in these industries, and could adversely affect our business, operating results and financial condition.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 35% of our total revenue in 2005, 32% in 2004, and 20% in 2003. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in Europe and Australia. We believe that growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

In addition, there can be no assurance that we will be able to maintain or increase international market demand for our products. Many of our international sales are denominated in U.S. dollars. Accordingly, any appreciation of the value of the U.S. dollar relative to the currencies of those countries in which we sell our products may place us at a competitive disadvantage by effectively making our products more expensive as compared to those of our competitors. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, increased tariffs and other trade barriers, the costs of localizing products for local markets and complying with local business customs, longer accounts receivable patterns and difficulties in collecting foreign accounts receivable, difficulties in enforcing contractual and intellectual property rights, heightened risks of political and economic instability, the possibility of nationalization or expropriation of industries or properties, difficulties in managing international operations, potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of “double taxation”), increased accounting and internal control expenses, and the burden of complying with a wide variety of foreign laws. There can be no assurance that one or more of these factors will not have a material adverse effect on our foreign operations, and, consequentially, our business, operating results, and financial condition.

Furthermore, we conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Changes in the value of major foreign currencies, particularly the British Pound and the Euro relative to the United States dollar, could adversely affect our revenues and operating results.

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

We may experience significant errors or security flaws in our product and services, and could face product liability and warranty claims as a result. Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Errors in our software products could affect the ability of our products to work with other hardware or software products, or could delay the development or release of new products or new versions of products. The detection and correction of any security flaws can be time consuming and costly. Software product errors and security flaws in our products or services could expose us to product liability or warranty claims as well as harm our reputation, which could impact our future sales of products and services. Our license agreements typically contain provisions intended to limit the nature and extent of our risk of product liability and warranty claims. There is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Also, there is a risk that these contract terms might not bind a party other than the direct customer. Furthermore, some of our licenses with our customers are governed by non-U.S. law, and there is a risk that foreign law might give us less or different protection. Although we have not experienced any material product liability claims to date, a product liability suit or action claiming a breach of warranty, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources.

We face risks related to intellectual property claims or appropriation of our intellectual property rights. We rely primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect our proprietary rights. We have obtained patents from the United States Patent and Trademark Office relating to the architecture of our systems. We cannot assure that such patents will not be invalidated or circumvented or that rights granted thereunder or the claims contained therein will provide us with competitive advantages. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain the use of information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

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

Investor confidence and share value may be adversely impacted if our management is unable to provide an unqualified assessment regarding the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified attestation regarding management’s assessment, for our 2006 fiscal year or beyond, as required by Section 404 of the Sarbanes-Oxley

Act of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. For the year ended December 31, 2005, management’s assessment is included on page 37 of this Annual Report on Form 10-K and our independent registered public accounting firm’s attestation is included on page 38 of this Annual Report on Form 10-K. For 2005, management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2005 was not effective due to a material weakness in our ability to properly apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that contain complex and non-standard terms and a material weakness relating to our ability to make accurate estimates impacting our tax provision. For future periods, although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our management may not be able to provide an unqualified assessment for our 2006 fiscal year or beyond, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

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

ITEM 3	LEGAL PROCEEDINGS

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and certain information about them are set forth below as of February 1, 2006:

Name	Age	Position(s) and Office(s) Held
Alan Trefler	49	Chief Executive Officer and Chairman
Douglas I. Kra	43	Vice President of Global Services
Michael Pyle	51	Senior Vice President of Product Development
Christopher J. Sullivan	46	Senior Vice President, Chief Financial Officer and Treasurer

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

Christopher J. Sullivan joined Pegasystems in July 2001. In August 2001, he was appointed Senior Vice President, Chief Financial Officer and Treasurer. From August 2000 to July 2001, he served as CFO at Event Zero, an IT consulting company. From December 1998 to August 2000, he was the CFO and Executive Vice President of AMS Holding Group, a software and information services provider to the insurance industry. Previously, he served as Vice President of Finance at Compaq Computer Corporation, a computer company. His prior experience also includes service as Senior Vice President of Finance at Fisher Scientific International, Inc., a distributor of clinical and scientific laboratory equipment, and as Vice President of Finance at Digital Equipment Corporation. He holds a B.S.B.A. degree and an M.B.A. degree from Babson College.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of high and low sales prices of our common stock on the NASDAQ Global Market for 2005 and 2004. Our common stock is traded under the NASDAQ Symbol “PEGA”. As of February 27, 2006, we had approximately 71 stockholders of record and approximately 16,990 beneficial owners of our common stock. On February 27, 2006, the closing sale price of our common stock was $8.15. We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance future growth, and therefore have not paid dividends, nor do we presently anticipate paying any dividends in the foreseeable future.

	High	Low
2005
First Quarter	$9.10	$5.20
Second Quarter	$6.11	$4.85
Third Quarter	$6.61	$5.55
Fourth Quarter	$7.59	$5.89

	High	Low
2004
First Quarter	$11.74	$7.72
Second Quarter	$9.95	$7.72
Third Quarter	$8.78	$5.77
Fourth Quarter	$8.53	$6.55

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases may be made from time to time on the open market or in privately negotiated transactions. Under the “Share Repurchase Program”, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During 2005, we repurchased 957,112 shares for $5.9 million under the Share Repurchase Program, all in open market purchases. The Share Repurchase Program expires on June 30, 2006. The Share Repurchase Program may be suspended or discontinued at any time without prior notice. Our repurchase activity under the Share Repurchase Program through December 31, 2005 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
March 2005	163,000	$5.71	163,000	$9,069
April 2005	—	$—	—	$9,069
May 2005	148,439	$5.67	148,439	$8,228
June 2005	97,682	$5.94	97,682	$7,647
July 2005	—	$—	—	$7,647
August 2005	213,248	$6.29	213,248	$6,305
September 2005	180,943	$6.06	180,943	$5,209
October 2005	—	$—	—	$5,209
November 2005	98,900	$6.93	98,900	$4,524
December 2005	54,900	$7.30	54,900	$4,123

Total	957,112	$6.14	957,112

(1)	All shares were purchased pursuant to the Share Repurchase Program.

In December 2005, we issued 27,766 shares of our common stock in connection with the exercise of warrants issued as part of the consideration for our acquisition of 1mind Corporation in 2002. These warrants were exercised by two former stockholders of 1mind. The consideration for these exercises was paid in the form of the surrender of 3,774 shares of our common stock under the warrants as a net exercise, which shares were valued at a total of $27 thousand, based on the average closing price of our common stock over the ten consecutive trading days ending on the third trading day prior to the date of exercise. We issued these 27,766 shares pursuant to the registration exemption under Section 4(2) of the Securities Act of 1933.

As of December 31, 2005, there were outstanding warrants to purchase 42,036 shares of our common stock with a weighted average fair value of $2.54 per share and a weighted average exercise price of $6.51 per share.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$102,007	$96,461	$99,313	$97,408	$95,062
Income from operations	511	5,744	14,674	11,476	6,534
Income before provision (benefit) for income taxes	4,612	11,129	21,831	17,197	13,534
Net income	4,718	7,554	17,681	15,297	12,534
Earnings per share:
Basic	$0.13	$0.21	$0.51	$0.45	$0.38
Diluted	$0.13	$0.20	$0.49	$0.43	$0.37
Weighted average number of common shares outstanding:
Basic	35,774	35,691	34,518	33,835	32,677
Diluted	36,462	37,043	35,757	35,980	33,434

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Total cash, cash equivalents and short-term investments	$114,735	$97,360	$87,935	$62,696	$33,017
Working capital	130,893	118,880	95,979	75,501	57,157
Long-term license installments, net of unearned interest income	31,371	44,344	53,666	48,667	43,155
Total assets	205,363	194,255	184,728	157,356	125,072
Capital lease obligation, including current portion	166	263	—	—	81
Stockholders’ equity	165,801	165,200	153,172	130,927	104,958

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Our business is comprised of developing and licensing business process management (BPM) software to our customers, and providing professional services, maintenance and training to those customers to maximize the business value from using our software. We focus our sales efforts on target accounts, which are companies or divisions within companies, and are typically large organizations that are among the leaders in their industry. We frequently sell limited size initial licenses to these target accounts rather than selling large application licenses. This allows our customers to quickly realize business value from our software and limits their up-front investment. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales. Follow-on sales are often larger than the initial sale, and the sales process for follow-on sales is often shorter as a result of the established relationship with the customer.

Our customers typically request professional services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all situations, which is typically for annually renewable terms, and includes rights to upgrades and new releases, incident resolution and technical assistance. We provide maintenance and training services directly to most of our customers. Professional services are provided directly by us in some situations and through our network of partners in other cases. The amount of professional services provided by our partners has been increasing in recent years. By utilizing these partners, we have significantly increased the supply of skilled service consultants that can assist our customers. In certain situations, our partners are also able to offer lower rates to our customers due to the use of resources located in other countries, thereby reducing the overall cost. Some of our partners have more headcount dedicated to consulting services for our products than we have. We believe that this trend is good for our business because of the breadth of domain expertise that our partners can bring to solutions. We expect that our services revenue may grow more slowly over time than if we did not rely on our partners.

The percentage of our license revenue from our PegaRULES Process Commander software and related solution frameworks has been increasing. These products often require less implementation assistance than prior generations of our software products. In many cases this has enabled us to shorten the length of the sales process and the time required to receive customer acceptance of the software product. Significantly, PegaRULES Process Commander and solution frameworks can be used more broadly by customers within our traditional financial services and healthcare markets, as well as by customers outside of our traditional markets, enabling us to sell to expanded markets.

In recent years, we have typically licensed our software to new customers pursuant to perpetual licenses, under which a customer pays a single license fee at the commencement of the license, rather than term licenses. Under term licenses a customer pays a monthly fee during the license term and must renew the license for additional fees to continue to use the software after the original term. We expect that perpetual licenses for new customers will continue to be a significant portion of total license signings, although we expect to enter into new term licenses in certain instances. Our use of perpetual licenses rather than term licenses has the effect, with respect to a given transaction, of increasing our license revenue and cash flow in the short term, but of decreasing the amount of renewal revenue and cash flow in the future.

Generally, in prior periods, we have recognized the present value of committed future term license payments upon customer acceptance at the beginning of the license term. In the future, we expect to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. This would have the effect, with respect to a particular agreement, of reducing our term license revenue in the initial period but increasing the amount of recurring future term license revenue during the remainder of the license term, but would not change the expected cash flow.

Overview of Results of Operations

While the value of license signings in 2005 was only modestly higher than the value of license signings in 2004, license signings during the second half of 2005 improved significantly from the value of license signings in the first half of 2005. The increase in the value of license signings for the second half of 2005 was due to the increased success of our strategy of focusing on initial and follow-on sales to target accounts. Actual license signings are likely to fluctuate considerably quarter to quarter.

Total revenue in 2005 increased 6% to $102.0 million from $96.5 million in 2004 driven primarily by a $4.5 million increase in maintenance revenue. Professional services and training revenue increased $1.8 million and license revenue decreased $0.8 million. The $4.5 million increase in maintenance revenue resulted from an expanded installed base of software and a higher proportion of perpetual licenses in the installed base, which yield greater maintenance revenue than term licenses. Increased professional services costs during 2005 reduced our service gross margin from 52% in 2004 to 42% in 2005. The increase in these costs reflects an investment in expanding the number of trained services personnel, including new Pegasystems and partner staff, to better meet the anticipated increase in our new license signings.

Income before provision for income taxes decreased to $4.6 million in 2005 from $11.1 million in 2004, primarily due to a $2.8 million decrease in services gross margin, a $1.6 million increase in operating expenses, a $1.9 million unfavorable change in other income and expense related to foreign currency transactions, and a $0.8 million decrease in license margin, partially offset by a $1.2 million improvement in interest income. Net income for 2005 decreased to $4.7 million from $7.6 million in 2004, due to the decrease in income before provision for income taxes partially offset by a lower effective tax rate in 2005.

We generated $25.3 million in cash flow from operations during 2005, and ended the period with $114.7 million in cash and short-term investments and $57.9 million in combined short and long-term license installment receivables.

Consistent with our strategy of working with accounts in target customer organizations to identify opportunities for follow-on sales, a majority of our revenue in 2005 was from existing customers who chose to add on to, renew or extend their use of our software. However, new customers (meaning companies or organizational divisions which are not current licensees of our software) accounted for $20.3 million, or 20%, of total 2005 revenue.

Statement of Income Information

The following shows certain items reflected in our Statement of Income as a percentage of total revenue:

	Year ended December 31,
	2005	2004	2003
Software license revenue	40.0%	43.1%	58.1%
Services revenue	60.0	56.9	41.9

Total revenue	100.0	100.0	100.0

Cost of software license	0.3	0.4	0.4
Cost of services	34.6	27.1	27.2

Total cost of revenue	34.9	27.5	27.6

Gross profit	65.1	72.5	72.4

Research and development	19.1	20.6	21.7
Selling and marketing	33.5	33.3	25.0
General and administrative	11.9	12.7	10.9

Total operating expenses	64.5	66.6	57.6

Income from operations	0.5	6.0	14.8
Installment receivable interest income	2.4	3.1	5.2
Other interest income, net	3.0	1.9	0.8
Other income (expense), net	(1.4)	0.5	1.2

Income before provision (benefit) for income taxes	4.5	11.5	22.0
Provision (benefit) for income taxes	(0.1)	3.7	4.2

Net income	4.6%	7.8%	17.8%

International Revenues

International revenue was 35%, 32% and 20% of total consolidated revenue in 2005, 2004 and 2003, respectively. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of sales and product acceptances by our customers during a given period. Historically, most of our contracts have been denominated in U.S. dollars. We expect, however, that in the future more of our contracts may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenue

Our total revenue for 2005 increased 6% to $102.0 million from $96.5 million in 2004. This increase was primarily due to a $6.3 million increase in services revenue. The following table summarizes our revenue composition:

(in millions)	Year ended December 31,
	2005	2004
License revenue (1)
Perpetual licenses	$20.0	$22.9
Term licenses	20.8	18.7

Total license revenue	40.8	41.6

Services revenue
Professional services and training	40.8	39.0
Maintenance	20.4	15.9

Total services revenue	61.2	54.9

Total revenue	$102.0	$96.5

(1)	License revenue composition amounts reported in a similar table in previous periods have been reformatted to the current presentation. The total license revenue amount has not changed from prior presentation.

Total license revenue for 2005 decreased to $40.8 million from $41.6 million in 2004. The decrease in total license revenue was the result of a $2.9 million decrease in perpetual licenses partially offset by a $2.1 million increase in term licenses. The increase in term license revenue primarily reflected one large new term license transaction with an existing customer in the third quarter of 2005. The decrease in perpetual license revenue reflected our strategy of selling smaller initial perpetual licenses to our target accounts, with the potential of larger follow-on sales. Term license renewals scheduled for 2006 are modestly higher than actual term license renewals in 2005. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

Maintenance revenue increased 28% to $20.4 million in 2005 from $15.9 million in 2004. The increase in maintenance revenue for 2005 was due to a larger installed base of software and a higher proportion of perpetual licenses in the installed base which yield greater maintenance revenue than term licenses. The $1.8 million increase in professional services and training revenue in 2005 reflects an increased demand from our customers for these services, partially offset by the fact that 2004 benefited from $2.5 million of revenue associated with the completion of two unusually large fixed price contracts. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers.

Deferred revenue at December 31, 2005 consisted primarily of the fees billed in connection with arrangements for which acceptance of the software license or completion of fixed price services had not occurred, and unearned portions of annual maintenance fees paid in advance. Deferred revenue balances increased to $18.7 million as of December 31, 2005, from $9.1 million as of December 31, 2004. The $9.6 million increase was due primarily to new license arrangements for which acceptance of the software or completion of fixed price services had not occurred and an increased value of unearned portions of annual maintenance fees paid in advance.

International revenue increased to 35% of total revenue for 2005 from 32% for 2004. This increase was primarily related to one large international license transaction in the third quarter of 2005. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk.

Cost of revenue

The cost of maintenance, professional services and training increased 35% to $35.3 million from $26.1 million in 2004. Cost of services as a percentage of services revenue increased to 58% for 2005 from 48% for 2004. Such increases were due primarily to a $5.3 million increase in compensation costs, a $1.9 million increase in contracted services and a $0.9 million increase in travel costs. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners to support an increase in the number of license implementation projects and in anticipation of increased demand resulting from new license signings. Services gross margin was $25.9 million for 2005 compared to $28.8 million for 2004. The decrease in services gross margin reflects the increase in services costs, partially offset by growth in maintenance revenue and its associated higher margin. Such decrease also reflects the fact that the first quarter of 2004 benefited from $2.5 million of revenue and gross margin associated with two unusually large fixed price contracts completed during that period. Services headcount was 155 at the end of 2005 compared to 123 at the end of 2004.

Operating expenses

Research and development expenses for 2005 decreased to $19.5 million from $19.9 million for 2004 due to reduced use of contractors partially offset by costs associated with increased employee headcount. As a percentage of total revenue, research and development expenses decreased to 19% in 2005 from 21% in 2004, primarily due to increased revenue. Research and development headcount at the end of 2005 was 96 compared to 90 at the end of 2004.

Selling and marketing expenses for 2005 increased 6% to $34.2 million from $32.1 million for 2004. This increase was due to a $1.1 million increase in sales commissions, an increase in marketing program spending of $0.6 million, and increased wages and benefits expenses of $0.5 million due to higher headcount. As a percentage of total revenue, selling and marketing expenses increased to 34% in 2005 from 33% in 2004, primarily due to increased spending. Selling and marketing headcount at the end of 2005 was 112 compared to 108 at the end of 2004.

General and administrative expenses for 2005 decreased to $12.2 million from $12.3 million for 2004. As a percentage of total revenue, general and administrative expenses decreased to 12% in 2005 from 13% in 2004, primarily due to increased revenue. General and administrative headcount at the end of 2005 was 95 compared to 85 at the end of 2004. General and administrative expenses decreased in 2005 primarily due to reduced legal fees partially offset by costs associated with increased headcount.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees under software license agreements attributable to the time value of money, decreased to $2.5 million in 2005 from $3.0 million for 2004. The decrease was due primarily to a lower total value of that portfolio. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 5.8% during the past few years.

Other interest income, net

Other interest income increased to $3.0 million in 2005 from $1.8 million for 2004. The increase was primarily due to increased cash and investment balances and improved yields.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gains and losses, was ($1.4) million expense in 2005 compared to $0.5 million income in 2004. The unfavorable change in other expense, net, resulted primarily from the impact of foreign exchange rate changes on transactions recorded on our U.S. ledger valued in foreign currencies, consisting primarily of cash, investments, license installments, receivables, accounts payable and accruals. In particular, changes in the exchange rates of European currencies have unfavorably impacted foreign currency denominated assets.

Income before provision for income taxes

Income before provision for income taxes decreased to $4.6 million in 2005 from $11.1 million in 2004. This decrease was primarily due to a $2.8 million decrease in services gross margin, a $1.9 million decrease in other income and expense related to foreign currency transactions, a $1.6 million increase in operating expenses primarily due to investments in sales and marketing and a $0.8 million decrease in license revenue, partially offset by a $1.2 million improvement in other interest income, net.

Provision for income taxes

The provision (benefit) for income taxes in 2005 was ($0.1) million compared to $3.6 million in 2004. The effective tax rate was (2%) in 2005 compared to 32% in 2004.

During 2005, we engaged outside tax experts to review certain significant tax positions previously taken by the Company. Certain of these projects were completed during the third and fourth quarters of 2005. Specifically, during the third quarter of 2005, we completed a study of our deferred tax liabilities primarily related to term license installments, which resulted in an increase of our deferred tax liabilities. In addition, in the fourth quarter of 2005, we completed a study of our extra-territorial income exclusions, which resulted in a decrease of our reserve for tax uncertainties related to this item. As a result of these projects and other considerations, we reduced our valuation allowances by $3.1 million, as we determined that a change in the estimates relating to utilization of credit carry-forwards was necessary. During the fourth quarter of 2005, we recorded a net income tax benefit of $2.1 million due primarily to changes in estimates upon completion of the study of benefits related to extra-territorial income exclusions, recording of tax refunds and overpayments, and changes in deferred tax items. These fourth quarter 2005 entries also significantly decreased the effective tax rate for 2005 compared to the statutory rate. We expect the remaining tax projects to be completed during the first half of 2006 and any additional adjustments resulting from their completion will be recorded at that time.

Our effective income tax rate for 2005 was below the statutory federal income tax rate primarily due to a $3.1 million reduction in our valuation allowances due to a change in estimate relating to utilization of credit carry-forwards. Our effective tax rate was further reduced because we recorded $0.9 million of benefits primarily related to tax refunds and overpayments, $0.7 million of benefits related to current period extra-territorial income exclusions, a $0.3 million reduction in reserve for tax uncertainties related to extra-territorial income exclusions, $0.3 million of estimated federal research and experimentation credit, a $0.2 million benefit from foreign activities, and $0.2 million of net benefit from state income taxes primarily due to state income tax credits. These factors were partially offset by a $3.6 million increase to our deferred tax liabilities primarily related to term license installments, a $0.2 increase in reserve for tax uncertainties related to tax credits, and $0.1 million of permanent differences primarily related to non-deductible meals and entertainment expenses.

The Company has provided reserves for certain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate in the period that additional facts become known. The reserve for tax uncertainties totaled approximately $2 million as of December 31, 2005 and 2004.

Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and tax credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions, returns and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact, unfavorable or favorable, on our income tax provision and operating results in the period in which such a determination is made. The reserve for tax uncertainties totaled approximately $2 million as of December 31, 2005 and 2004.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue

Our total revenue for 2004 decreased 3% to $96.5 million from $99.3 million in 2003. This decrease was due to a decline in license revenue, partially offset by an increase in services revenue. The following table summarizes our revenue composition for those two years:

(in millions)	Year ended December 31,
	2004	2003
License revenue (1)
Perpetual licenses	$22.9	$26.2
Term licenses	18.7	31.5

Total license revenue	41.6	57.7

Services revenue
Professional services and training	39.0	30.1
Maintenance	15.9	11.5

Total services revenue	54.9	41.6

Total revenue	$96.5	$99.3

(1)	License revenue composition amounts reported in a similar table in previous periods have been reformatted to the current presentation. The total license revenue amount has not changed from prior presentation.

Total license revenue for 2004 decreased to $41.6 million from $57.7 million for 2003. This decrease in total license revenue was the result of a $12.8 million decrease in term license revenue, and an anticipated $10.6 million decline in perpetual license revenue from First Data Resources (FDR), partially offset by a $7.3 million increase in other perpetual license revenue. In 1997, we originally entered into a term software license and support agreement with FDR, granting to FDR the right to use our software and new products and the exclusive right to market, distribute, and sublicense our software and new products to FDR customers and prospects in the credit card market. The agreement was restructured in the first quarter of 2002, to change the existing term license to a perpetual license without exclusive rights in the credit card market. Under the terms of the restructured FDR agreement, we recognized $10.6 million of perpetual license revenue in 2003. We recognized no further license revenue from FDR in 2004.

The $12.8 million decrease in term license revenue in 2004 reflected a lower value of scheduled renewals in 2004 versus 2003, as well as a reduction in term license add-ons and extensions. In addition, fewer customers renewed term licenses in advance of their scheduled renewal date during 2004 as compared to 2003.

Services revenue for 2004 increased 32% to $54.9 million from $41.6 million for 2003. This increase was due primarily to an increase in new license implementations in 2004, and higher customer maintenance revenue. Professional services and training revenue in 2004 increased 30% to $39.0 million from $30.1 million for 2003. This increase was due primarily to implementation projects associated with new customer signings and more projects reaching completion in 2004. Maintenance revenue in 2004 increased 38% to $15.9 million from $11.5 million in 2003. The increase in maintenance revenue was due to a larger installed base of software and improved pricing for maintenance support.

Deferred revenue at December 31, 2004 consisted primarily of billed fees from arrangements for which acceptance of the software license or completion of fixed price services had not yet occurred, and unearned portions of annual maintenance fees paid in advance. Deferred revenue balances decreased to $9.1 million as of December 31, 2004 from $14.2 million as of December 31, 2003. The decrease was due primarily to a decrease in the unearned portion of services revenue related to new software implementations and a decrease in deferred license revenue, partially offset by an increase in the value of unearned portions of annual maintenance fees paid in advance.

Cost of revenue

Cost of services consists primarily of the cost of providing maintenance, professional services and training. Our cost of services for 2004 decreased 3% to $26.1 million from $27.1 million in 2003, primarily due to the redeployment of some of our services staff to pre-sales support activities. Cost of services as a percentage of services revenue decreased to 48% for 2004 from 65% for 2003. The percentage decrease was primarily due to the increase in our services revenue and the redeployment of some of our services staff to pre-sales support activities. Services gross margin was $28.8 million for 2004 compared to $14.5 million for 2003. The increase in services gross margin reflects recognition of deferred margin on completed services engagements and improved effectiveness of our professional services staff, achieved in part through the increased use of third party contractors when necessary to meet higher demand.

Operating expenses

Research and development expenses for 2004 decreased 8% to $19.9 million from $21.6 million for 2003. As a percentage of our total revenue, research and development expenses decreased to 21% in 2004 from 22% in 2003. The decrease in spending was primarily due to reduced research and development staff and staff related expenses as well as reduced spending on outsourced research and development contractors. Research and development headcount at the end of 2004 was 90 compared to 101 at the end of 2003.

Selling and marketing expenses for 2004 increased 29% to $32.1 million from $24.8 million for 2003. This increase was due to an increase in our sales personnel, and an increase in sales commissions associated with increased new license bookings, partially offset by a $1.5 million decrease in marketing program spending. Marketing program spending decreased because we deemphasized broad-based market awareness and advertising spending in favor of increased spending on sales hiring and sales activities. Many of the additional sales personnel were hired late in 2003. As a percentage of total revenue, selling and marketing expenses increased to 33% in 2004 from 25% in 2003, due to the combined effect of increased spending and lower total revenue in 2004. Selling and marketing headcount at the end of 2004 was 108 compared to 102 at the end of 2003.

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

Provision for income taxes

The provision for income taxes in 2004 was $3.6 million compared to $4.2 million in 2003. The effective tax rate was 32% in 2004 compared to 19% for 2003. This increase in effective rate was due to lower benefits from the recognition of loss and credit carry forwards in 2004 compared to 2003, partially offset by improved estimates in 2004 of tax benefits related to export sales. Provisions have been made for uncertainties, with reserves totaling approximately $2 million as of December 31, 2004.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At December 31, 2005, we had cash and equivalents and short-term investments of $114.7 million, a $17.4 million increase from $97.4 million at December 31, 2004. This increase was primarily due to $25.3 million of cash flow from operations partially offset by $5.9 million used to repurchase outstanding shares of our common stock and $2.2 million used to purchase fixed assets.

Working capital was $130.9 million at December 31, 2005, a $12.0 million increase from $118.9 million at December 31, 2004. Working capital increased primarily due to the $17.4 million increase in cash and investments and a $10.0 million increase in accounts receivable, partially offset by a $9.6 million increase in deferred revenue and a $4.8 million decrease in short-term license installments. The $9.6 million increase in deferred revenue was primarily associated with new license signings for which acceptance of the software or completion of fixed price services had not occurred, and an increased value of unearned portions of annual maintenance fees paid in advance. The $4.8 million decrease in short-term license installments was primarily due to prepayments by customers of $2.9 million.

Cash flow from operating activities for 2005 increased to $25.3 million from $7.6 million for 2004, despite a $2.8 million decline in net income, from $7.6 million for 2004 to $4.7 million for 2005. During 2005, net cash provided benefited from a $9.6 million increase in deferred revenue and a $17.8 million reduction in short and long-term license installments, partially offset by a $10.0 million increase in accounts receivable. The increase in deferred revenue was primarily associated with new license signings for which acceptance of the software or completion of fixed price services had not yet occurred, and an increased value of unearned portions of annual maintenance fees paid in advance. Short and long-term license installments decreased primarily because license fees billed during 2005 exceeded the term license revenue that we recognized during that period, with $4.5 million of the decrease due to billings for customers who chose to pay their term license commitments in advance. Of the $10.0 million increase in accounts receivable, approximately $7.8 million was due to slower payments by some large customers and $2.2 million was due to increased billings.

Net cash used in investing activities for 2005 was ($20.2) million, primarily due to net purchases of marketable debt securities. This compared with ($58.3) million used in investing activities in 2004, which was also primarily due to net purchases of marketable debt securities. Purchases of fixed assets increased to $2.2 million in 2005 from $1.1 million in 2004.

Net cash used in financing activities for 2005 was ($4.1) million compared with net cash provided by financing activities of $3.5 million for 2004. The use of cash in 2005 was primarily for the repurchase of $5.9 million of our common stock partially offset by proceeds of stock option exercises. The net cash provided in 2004 was primarily from the proceeds of stock option exercises.

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases are being made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During 2005, we repurchased 957,112 shares for $5.9 million under the program in open market purchases. The authorization to repurchase shares was originally scheduled to expire on September 30, 2005, but was extended to June 30, 2006 by our Board of Directors. The repurchase program may be suspended or discontinued at any time without prior notice. Our repurchase activity was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
March 2005	163,000	$5.71	163,000	$9,069
April 2005	—	$—	—	$9,069
May 2005	148,439	$5.67	148,439	$8,228
June 2005	97,682	$5.94	97,682	$7,647
July 2005	—	$—	—	$7,647
August 2005	213,248	$6.29	213,248	$6,305
September 2005	180,943	$6.06	180,943	$5,209
October 2005	—	$—	—	$5,209
November 2005	98,900	$6.93	98,900	$4,524
December 2005	54,900	$7.30	54,900	$4,123

Total	957,112	$6.14	957,112

(1)	All shares were purchased pursuant to the Share Repurchase Program.

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

As of December 31, 2005, we did not have material commitments for capital or operating expenditures other than a purchase commitment for customer support services and capital and operating leases. The purchase commitment for customer support services covers quality assurance and engineering support for legacy software. Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,228 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, with the option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2010.

Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of December 31, 2005, our known contractual obligations were as follows:

	Payment due by period (in thousands)
Contractual obligations:	Total	2006	2007 & 2008	2009 & 2010	2011 and after
Purchase commitments	$1,620	$810	$810	$—	$—
Capital lease obligations	173	109	64	—	—
Operating lease obligations	26,174	3,335	6,866	7,062	8,911

Total	$27,967	$4,254	$7,740	$7,062	$8,911

Subsequent to year-end, the Company entered into a purchase commitment with a partner for contracted professional services at a cost of $0.7 million per year for the next three years for a total commitment of $2.1 million.

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions. Historically, our term licenses have provided for monthly license payments, generally over five years. The value of future license payments is included on our balance sheet as short and long-term license installments. In some cases, we are beginning to recognize revenue under some of our term licenses over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. The value of future license payments under these ratable term licenses is not included on our balance sheet.

The following amounts of cash are due for receipt in connection with our existing term license agreements:

Years ending December 31,	License installments for term licenses recorded on the balance sheet	License installments for ratable term licenses not on balance sheet
	(in thousands)
2006	$26,537	$1,272
2007	17,981	1,129
2008	9,211	1,006
2009	2,457	51
2010	2,085	42
2011 and thereafter	3,643	—

Total	$61,914	$3,500

License installments on the balance sheet represent the present value of term license fees which have not yet been billed, and have already been recognized as revenue. License installments at December 31, 2005 decreased $17.8 million from December 31, 2004, primarily because license fees billed during 2005 exceeded term license revenue recognized, with $4.5 million of the decrease due to prepayments of term license fees. The decrease reflects the lower average remaining life of our term licenses. The renewal value of our term licenses has declined by approximately 11% since December 31, 2004. The timing of term license renewals can impact the licenses installments balance. License installments would increase during periods when term license revenue exceeds billings. Term licenses scheduled for renewal in 2006 are modestly higher than actual term license renewals in 2005. Generally, in prior periods, we have recognized the present value of committed future term license payments upon customer acceptance at the beginning of the license term. In some cases, we are beginning to recognize revenue under some of our term licenses over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. With respect to a particular term license transaction, this would result in less license revenue in the initial period and more license revenue during the remainder of the license term, but would not change the expected cash flow. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

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

Revenue recognition

Our revenue is derived from two primary sources: software license fees and service fees. Software revenue is recognized in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended. Our license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements. In addition to the license, these elements generally include professional consulting services, training and maintenance services. We do not have vendor specific objective evidence of fair value for the license and, therefore, recognize revenue based on the residual value method as prescribed in Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”. We typically determine fair value for the non-license elements as the price for such elements when sold separately. Revenue from arrangements in which the fair value of one or more undelivered elements is unknown is deferred until the fair value of those elements is known and the residual value of the license can be determined.

Perpetual license fees are generally payable at the time the software is delivered, and are generally recognized as revenue when the software is delivered, any acceptance required by contract is obtained, and no significant obligations or contingencies exist related to the software, other than maintenance support, provided all other revenue recognition criteria are met.

Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. We have a history of successfully collecting payments under such term software license arrangements, and therefore, the present value of future license payments is generally recognized as revenue upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, provided all other revenue recognition criteria are met. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the remaining license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 5.8% for the past few years. As a result, revenue that we recognize relative to new license arrangements of this type would be impacted by changes in market interest rates.

Our standard license terms provide that the software is accepted upon delivery. Some of our license arrangements, however, provide that the acceptance does not occur until later, based on customer specific criteria. In the future we expect to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance.

Our services revenue is comprised of fees for software implementation, consulting, maintenance and training services. Implementation and consulting services generally do not involve producing new software or customizing or modifying the licensed software, but rather involve helping customers create rule sets that enable those customers to deploy the software to their specific business processes. Our software implementation and consulting agreements typically require us to provide services on a time and material basis or a fixed fee. Revenues for time and material projects are recognized as services are delivered and fees are billed. As the services provided are not essential to the functionality of the software and are described in the agreement such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, we account separately for the services element of the arrangement and allocate revenue accordingly among the elements based on the fair value. Our fair value for the rate per service hour is established as the actual rate charged per hour for time and materials services that have been sold separately. The fair value of services is determined by multiplying the fair value rate per hour by the services hours incurred, or committed.

We do not have vendor specific objective evidence of the fair values of fixed-price services projects because we do not have a reliable track record for accurately estimating the time and resources needed to complete such projects. Revenue for fixed-price services projects is recognized as the services are provided based upon the hours incurred at amounts equal to direct costs incurred, up to the amounts billed to date, resulting in no gross profit recognized until completion of the project. Generally, when the fixed-price services project is complete, the remaining revenue and gross profit associated with the fixed-price services project is recognized.

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

We have very limited revenue through resellers; therefore we typically have not provided price protection or stock rotation rights. We have, in a small number of instances, provided limited rights of return or cancellation. We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded, and review them periodically. These estimates are based on historical analyses of credit memo and sales return data, current economic trends, and experience with customer disputes, the relevant products and the customer industry products. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved.

We warrant that our software products will conform to documented specifications. We have not experienced significant claims related to software warranties beyond the scope of maintenance support which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2005, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

Deferred revenue

Deferred revenue consists primarily of billed fees from arrangements for which acceptance of the software license or completion of fixed price services has not occurred, the unearned portion of services revenue and advance payment of maintenance fees. When the value of committed and undelivered services to be delivered after license implementation is known, we defer that amount until the related elements of the agreement are completed and provided to the customer. The timing of revenue recognized under our arrangements with customers is impacted by these deferrals, but the total value of revenue recognized during the arrangements is not.

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

We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded and review them periodically. We base these estimates on historical analyses of credit memo and sales return data, current economic trends, and our experience with customer disputes, the relevant products and customer industry. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved. If we used different assumptions in calculating the allowance, adjustments would be reflected as changes to revenue. During the first quarter of 2005, we refined our estimate of allowances for credit memos which resulted in an increase in services revenue of $0.3 million.

Stock-based compensation

We periodically grant stock options for a fixed number of shares to employees, non-employee directors and contractors with an exercise price greater than or equal to the fair market value of the shares at the date of the grant. Historically, we have accounted for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee and director awards is generally the date of grant. Stock options granted to contractors are accounted for using the fair value method. Under the fair value method, compensation associated with stock awards to contractors is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model.

At December 31, 2005, we had four stock-based compensation plans, which are described in Note 4 of the notes to the consolidated financial statements. No stock-based employee compensation expense was recorded in 2005, 2004 or 2003, as all options granted under those plans had an exercise price greater than or equal to the fair market value of the underlying common stock on the date of grant and were granted only to employees and directors.

However, we have disclosed in the notes to our consolidated financial statements the pro forma effect on our statement of income if we had employed the fair value method of accounting for stock option grants. For purposes of that disclosure, we have used the Black-Scholes multiple pricing model to value the options granted which has required us to make certain assumptions including the average life of options, the volatility of our stock price and the risk-free rate of return. Our assumption regarding the average life of our options and the volatility of our stock was based on an analysis of our historical stock option exercises and stock price as reported by NASDAQ over a period approximating the assumed average life of our options and ending on the date the determination is being made. Our assumption regarding the risk-free rate of return is based on U.S. Treasury note yields.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). SFAS 123R is effective with respect to us for reporting periods commencing on or after January 1, 2006.

On April 6, 2005, in response to the issuance of SFAS 123R, the Compensation Committee of our Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by certain current employees, excluding “officers” as defined under Section 16(a) of the Securities Exchange Act of 1934. Unvested options having an exercise price greater than $7.00 per share, representing the right to purchase a total of approximately 1.6 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense for the year ended December 31, 2005 as the exercise price was in excess of the fair market value on the date of modification resulting in no intrinsic value under APB25. The notes to our 2005 consolidated financial statements disclose approximately $4 million of pro-forma compensation expense in 2005 resulting from the vesting acceleration.

The decision to accelerate vesting of these options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R. We estimate that the maximum future compensation expense that would otherwise have been recorded, based on adopting SFAS 123R on January 1, 2006, was approximately $4 million.

Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective approach. SFAS 123R requires that a company recognize stock compensation expense for awards of equity instruments to employees ratably over the service period. In addition, SFAS 123R requires that excess tax benefits related to stock compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. The impact of the adoption of SFAS 123R is estimated to result in an after-tax compensation expense for unvested stock options outstanding at December 31, 2005 of approximately $0.5 million in 2006. The total after-tax compensation expense, including the cost of options that are expected to be granted during 2006, is expected to be up to $1 million. However, uncertainties, including the number of stock option grants, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to this estimate.

Accounting for Income Taxes

Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and tax credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions, returns and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact, unfavorable or favorable, on our income tax provision and operating results in the period in which such a determination is made. Provisions have been made for such uncertainties, with reserves totaling approximately $2 million as of December 31, 2005.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Principal differences between our book and tax accounts are related to the treatment of our license transactions. We use the operating lease method of recognizing license revenue for tax purposes, so that to the extent we continue to enter into term license contracts, we establish deferred tax liabilities for such future taxable income. In addition, because we defer recognition of this income into future periods for tax purposes, as of December 31, 2005, we had generated approximately $28 million in U.S. tax loss carry forwards which partially offset the related liabilities. We also earn tax credits in various jurisdictions for our ongoing investment in research and development activities. As of December 31, 2005, we had accumulated approximately $8 million of credits carried forward because they would generally be utilized after net operating losses have been consumed exposing us to uncertainties regarding our ability to realize these credits.

Our remaining valuation allowance relates to tax benefits from stock option exercises which will increase equity, loss carry forwards acquired in the 1mind acquisition, the recognition of which will generally reduce goodwill, and credits that will expire un-utilized.

If we are late in filing income taxes for foreign subsidiaries, the taxing authorities in those jurisdictions may levy punitive or “jeopardy” assessments which can grow over time. The amounts billed during these periods may be much higher than what is ultimately owed. During the delinquent period, the differences between estimated taxes and actual taxes ultimately owed may result in a higher income tax provision. Upon filing of the foreign income tax returns and claims for refund of overpayment, the taxing jurisdiction provides a notice of overpayment, if any, which is then recorded as a reduction to our provision for income taxes.

Contingencies

From time to time, we are threatened with or become party to litigation. We periodically assess each matter to determine if a contingent liability in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss in accordance with SFAS 5. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. Should the judgments and estimates made by us be incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

No customer accounted for 10% or more of our total revenue in 2005 or 2004. First Data Resources accounted for 12% of our total revenue in 2003. In 2003, another customer accounted for approximately 15% of our total revenue.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 35% of our total revenue in 2005 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our offices in the U.S., and some of those transactions are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in other currencies. In addition, our U.S. operating company holds some cash and investments in currencies other than the U.S. dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus the U.S. dollar functional currency we recognize a currency gain or (loss) in the statement of income as other income (expense) related to foreign currency transactions. We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $20 million as of December 31, 2005. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of December 31, 2005, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of $58 million as of December 31, 2005 reflects the weighted average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $2 million as of December 31, 2005

We have invested in fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2 million as of December 31, 2005. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2005.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

As of December 31, 2005, management identified two deficiencies in the Company’s internal control over financial reporting that each constitute a material weakness. The first is a material weakness in the Company’s ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that contain complex and non-standard terms. In the fourth quarter of 2005, we incorrectly recorded approximately $1 million of revenue in our initial consolidated trial balance which resulted in an audit adjustment. The revenue was associated with two non-standard software license transactions with respect to which the customers had the option to purchase additional license rights during a specified period of time in the future at a significant discount. We ultimately determined that the revenue related to the significant discounts offered to the customers on the options should be deferred until the options were exercised or expire in 2006.

The second deficiency was the fact that our controls over the accounting for income taxes did not operate effectively. This was related to our ability to make accurate estimates impacting our tax provision. In connection with its evaluation of our internal control over financial reporting as of December 31, 2004, management concluded that there was a significant deficiency arising from insufficient technical review and supervision of tax decisions, including various estimates. Management determined, based upon certain adjustments to our tax provision that were required in the fourth quarter of 2005 that were significant but not material, that this deficiency had not been effectively remediated as of December 31, 2005. Due to these adjustments, the potential for further misstatements and the fact that the significant deficiency was not remediated after one year management deemed the control deficiency to be a material weakness.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control — Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2005) which appears on page 38 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Pegasystems Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) the Company’s controls over the accounting for software revenue recognition did not operate effectively. Specifically, the Company’s ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that contain complex and non-standard terms resulted in the improper recording of a total of approximately $1 million of revenue in the fourth quarter of 2005 that resulted in an audit adjustment and (2) the Company’s controls over the accounting for income taxes did not operate effectively. In connection with the Company’s evaluation of its internal control over financial reporting as of December 31, 2004, a significant deficiency was identified arising from insufficient technical review and supervision of tax decisions, including various estimates. At December 31, 2005, based upon certain adjustments to the tax provision that occurred in the fourth quarter of 2005 that were significant but not material, it was apparent that a significant deficiency still existed in this area. Due to these adjustments, the potential for further misstatements and the fact that the significant deficiency was not remediated after one year, management deemed the control deficiency to be a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.:

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 3, 2006

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share-related data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$21,314	$20,905
Short-term investments	93,421	76,455

Total cash and short-term investments	114,735	97,360
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2005 and 2004	25,486	15,528
Short-term license installments	26,537	31,358
Prepaid expenses and other current assets	1,953	1,236

Total current assets	168,711	145,482

Long-term license installments, net of unearned interest income	31,371	44,344
Equipment and improvements, net of accumulated depreciation and amortization	2,792	1,586
Acquired technology, net of accumulated amortization	29	379
Other assets	114	118
Goodwill	2,346	2,346

Total assets	$205,363	$194,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$8,197	$7,888
Accounts payable and accrued expenses	10,769	9,502
Deferred revenue	18,749	9,114
Current portion of capital lease obligation	103	98

Total current liabilities	37,818	26,602

Long-term deferred income taxes	510	1,480
Capital lease obligation, net of current portion	63	165
Other long-term liabilities	1,171	808

Total liabilities	39,562	29,055

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,565,918 shares and 36,076,649 shares issued and outstanding at December 31, 2005 and 2004, respectively	356	361
Additional paid-in capital	118,968	122,152
Stock warrants	107	249
Retained earnings	46,007	41,289
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(623)	(267)
Foreign currency translation adjustments	986	1,416

Total stockholders’ equity	165,801	165,200

Total liabilities and stockholders’ equity	$205,363	$194,255

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Revenue:
Software license	$40,791	$41,563	$57,695
Services	61,216	54,898	41,618

Total revenue	102,007	96,461	99,313

Cost of revenue:
Cost of software license	350	350	350
Cost of services	35,289	26,146	27,069

Total cost of revenue	35,639	26,496	27,419

Gross profit	66,368	69,965	71,894

Operating expenses:
Research and development	19,514	19,879	21,592
Selling and marketing	34,173	32,089	24,840
General and administrative	12,170	12,253	10,788

Total operating expenses	65,857	64,221	57,220

Income from operations	511	5,744	14,674

Installment receivable interest income	2,471	3,026	5,163
Other interest income, net	3,010	1,842	759
Other income (expense), net	(1,380)	517	1,235

Income before provision (benefit) for income taxes	4,612	11,129	21,831

Provision (benefit) for income taxes	(106)	3,575	4,150

Net income	$4,718	$7,554	$17,681

Earnings per share, basic	$0.13	$0.21	$0.51
Earnings per share, diluted	$0.13	$0.20	$0.49

Weighted average number of common shares outstanding, basic	35,774	35,691	34,518
Weighted average number of common shares outstanding, diluted	36,462	37,043	35,757

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Stock Warrant	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity	Comprehensive Income
	Number of Shares	Amount
Balance at January 1, 2003	34,291	$343	$113,488	$374	$16,054	$668	$130,927

Exercise of stock options	976	10	2,412	—	—	—	2,422
Issuance of stock under Employee Stock Purchase Plan	102	1	531	—	—	—	532
Tax benefit from exercise of stock options	—	—	1,859	—	—	—	1,859
Cancellation of stock held in escrow for acquisition	(156)	(2)	(899)	—	—	—	(901)
Foreign currency translation adjustments	—	—	—	—	—	661	661	$661
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(9)	(9)	(9)
Net income	—	—	—	—	17,681	—	17,681	17,681

Balance at December 31, 2003	35,213	352	117,391	374	33,735	1,320	153,172	$18,333

Exercise of stock options	728	7	2,883	—	—	—	2,890
Issuance of stock under Employee Stock Purchase Plan	103	1	658	—	—	—	659
Exercise of common stock warrants	33	1	162	(163)	—	—	—
Issuance of common stock warrants	—	—	—	38	—	—	38
Tax benefit from exercise of stock options	—	—	1,058	—	—	—	1,058
Foreign currency translation adjustments	—	—	—	—	—	87	87	$87
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(433)	(433)	(433)
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	—	175	175	175
Net income	—	—	—	—	7,554	—	7,554	7,554

Balance at December 31, 2004	36,077	361	122,152	249	41,289	1,149	165,200	$7,383

Repurchase of common stock	(957)	(9)	(5,867)	—	—	—	(5,877)
Exercise of stock options	342	3	1,477	—	—	—	1,480
Issuance of stock under Employee Stock Purchase Plan	76	1	368	—	—	—	369
Exercise of common stock warrants	28	0	142	(142)	—	—	—
Tax benefit from exercise of stock options	—	—	696	—	—	—	696
Foreign currency translation adjustments	—	—	—	—	—	(430)	(430)	$(430)
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(586)	(586)	(586)
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	—	230	230	230
Net income	—	—	—	—	4,718	—	4,718	4,718

Balance at December 31, 2005	35,566	$356	$118,968	$107	$46,007	$363	$165,801	$3,932

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$4,718	$7,554	$17,681
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	696	1,058	1,859
Deferred income taxes	(660)	1,365	625
Issuance of common stock warrants	—	38	—
Depreciation and amortization	1,725	1,417	1,496
Reduction in provision for doubtful accounts	—	—	(146)
Losses on disposal of equipment	17	—	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	7,815	651	(4,871)
Prepaid expenses and other current assets	(740)	(501)	142
Accounts payable and accrued expenses	1,726	259	3,312
Deferred revenue	9,635	(5,066)	905
Other long-term assets and liabilities	363	776	(34)

Cash flows from operating activities	25,295	7,551	20,969

Cash flows from investing activities:
Purchase of investments	(44,427)	(163,777)	(46,226)
Maturing and called investments	12,000	16,850	32,324
Sale of investments	14,475	89,753	—
Purchase of equipment and improvements	(2,236)	(1,109)	(382)

Cash flows from investing activities	(20,188)	(58,283)	(14,284)

Cash flows from financing activities:
Payments under capital lease obligation	(98)	(39)	—
Exercise of stock options	1,480	2,890	2,422
Proceeds from sale of stock under Employee Stock Purchase Plan	369	659	532
Repurchase of common stock	(5,877)	—	—

Cash flows from financing activities	(4,126)	3,510	2,954

Effect of exchange rate on cash and cash equivalents	(572)	138	957

Net increase (decrease) in cash and cash equivalents	409	(47,084)	10,596

Cash and cash equivalents, beginning of year	20,905	67,989	57,393

Cash and cash equivalents, end of year	$21,314	$20,905	$67,989

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$81	$14	$102
Income taxes	$507	$1,220	$1,027
Non-cash financing activity:
Equipment acquired under capital lease	$—	$302	$—
Return of shares held in escrow related to business combination	$—	$—	$901

See notes to consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

(a) Business

We develop, market, license and support software to manage complex, changing business processes. We provide implementation, consulting, training, and technical support services to facilitate the use of our software.

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

(c) Principles of consolidation

The consolidated financial statements include the accounts of Pegasystems Inc. and its wholly owned subsidiaries, Pegasystems Limited (a United Kingdom company), Pegasystems Company (a Canadian company), Pegasystems Worldwide Inc. (a United States corporation), Pegasystems Pty Ltd. (an Australian company), Pegasystems Investment Inc. (a United States corporation) and Pegasystems Private Ltd (a Singapore company). All inter-company accounts and transactions have been eliminated in consolidation.

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

(e) Revenue recognition

Software revenue is recognized in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended. We generally have multiple element arrangements including software licenses, professional services, maintenance and training. We do not have vendor specific objective evidence of fair value for the software license and, therefore, allocate the arrangement fee to each of the elements based on the residual method in accordance with Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”. We determine fair value for the non-license elements as the price for such elements when sold separately. Revenue from arrangements in which the fair value of one or more undelivered elements is unknown is deferred until the fair value of those elements is known and the residual value of the license can be determined.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Services revenue is comprised of fees for software implementation, consulting, maintenance and training services. Implementation and consulting services do not generally involve producing new software or customizing or modifying the licensed software, but rather involve helping customers deploy the software to their specific business processes. As the services provided are not essential to the functionality of the software and are described in the agreement such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services, we account separately for the services element of the arrangement. Revenue for time and material projects is recognized as services are provided. Revenue for fixed-price services projects is recognized as the services are provided based upon the hours incurred at amounts equal to direct costs incurred, up to the amounts billed to date, resulting in no gross profit recognized at that point. Generally, when the fixed-price services project is complete, the remaining revenue and gross profit associated with the fixed-price services project is recognized. Maintenance revenues are recognized ratably over the related contract period, generally twelve months. Training revenue is recognized as the services are provided.

(f) Cash and cash equivalents and short-term investments

(in thousands)	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$8,496	$—	$—	$8,496
Commercial paper	10,979	—	(3)	10,976
Money market mutual funds	1,842	—	—	1,842

Cash and cash equivalents	21,317	—	(3)	21,314

Short-term investments:
Government sponsored enterprises	75,315	—	(882)	74,433
Corporate bonds	16,127	—	(121)	16,006
Municipal bonds	3,004	—	(22)	2,982

Short-term investments	94,446	—	(1,025)	93,421

Cash and cash equivalents and short-term investments	$115,763	$—	$(1,028)	$114,735

(in thousands)	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$10,764	$—	$—	$10,764
Certificates of deposit	8,397	—	—	8,397
Money market mutual funds	1,744	—	—	1,744

Cash and cash equivalents	20,905	—	—	20,905

Short-term investments:
Government sponsored enterprises	49,233	—	(318)	48,915
Corporate bonds	12,758	—	(109)	12,649
Municipal bonds	3,007	—	(16)	2,991
Auction rate securities	11,900	—	—	11,900

Short-term investments	76,898	—	(443)	76,455

Cash and cash equivalents and short-term investments	$97,803	$—	$(443)	$97,360

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We consider debt securities with maturities of three months or less, when purchased, to be cash equivalents. Auction rate securities have been classified as short-term investments. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. All of our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. We determine the appropriate classification of our investments in debt securities at the time of purchase and re-evaluate such determination at each balance sheet date. There have been no reclassifications between available-for-sale and held-to-maturity investment categories. Our investments in government sponsored enterprises include debt securities issued by the Federal Home Loan Bank System, the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal Farm Credit Banks. Investments in government sponsored enterprises are not backed by the full faith and credit of the U.S. Government. As of December 31, 2005, remaining maturities of marketable debt securities ranged from January 2006 to July 2008. As of December 31, 2004, remaining maturities of marketable debt securities ranged from January 2005 to May 2007. Proceeds from sales of available-for-sale auction rate securities during 2005 were $14.5 million, with no gross realized gains or losses. Proceeds from available-for-sale securities that matured or were called during 2005 were $12 million with a gross realized loss of $18 thousand and no gross realized gains. Specific identification of the individual securities was used to determine the basis on which the gain or loss was calculated.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We have applied FSP 115-1 as of December 31, 2005.

The following table shows the gross unrealized losses and fair value of our investments, with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

(in thousands)	Less than 12 months		12 months or greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$10,976	$(3)	—	—	$10,976	$(3)
Government sponsored enterprises	32,614	(389)	$41,819	$(493)	74,433	(882)
Corporate bonds	5,642	(39)	10,364	(82)	16,006	(121)
Municipal bonds	2,982	(22)	—	—	2,982	(22)

Totals	$52,214	$(453)	$52,183	$(575)	$104,397	$(1,028)

The unrealized losses on our investments in commercial paper, government sponsored enterprises, corporate bonds and municipal bonds were caused by interest rate increases. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2005.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g) Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk consist of short-term cash investments, trade accounts receivable and license installments receivable. We record long-term license installments in accordance with our revenue recognition policy, which results in long-term installment receivables from customers (due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings). We grant credit to customers who are located throughout the world. We perform credit evaluations of customers and generally do not request collateral from customers. Future installments due under term licenses as of December 31, 2005 are as follows:

Years ending December 31,	License installments
(in thousands)
2006	$26,537
2007	17,981
2008	9,211
2009	2,457
2010	2,085
2011 and thereafter	3,643

61,914
Deferred license interest income	(4,006)

Total license installments receivable, net	$57,908

(h) Equipment and improvements, net of accumulated depreciation and amortization

Equipment and improvements are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three years for equipment, including software, and five years for furniture and fixtures. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset. Repairs and maintenance costs are expensed as incurred.

(i) Impairment of long-lived assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of undiscounted cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments in 2005, 2004, and 2003.

(j) Research and development and software costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of computer software developed for resale is accounted for in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Accordingly, capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date and, as a result, no internal costs were capitalized during 2005, 2004, and 2003. Amortization of capitalized software is included in the cost of software license. No amortization expense for internally developed capitalized software costs was charged to cost of software license during 2005, 2004, and 2003.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share data)	Years Ended December 31,
	2005	2004	2003
Basic
Net income	$4,718	$7,554	$17,681

Weighted average common shares outstanding	35,774	35,691	34,518

Earnings per share, basic	$0.13	$0.21	$0.51

Diluted
Net income	$4,718	$7,554	$17,681

Weighted average common shares outstanding	35,774	35,691	34,518

Effect of assumed exercise of stock options and warrant	688	1,352	1,239

Weighted average common shares outstanding, assuming dilution	36,462	37,043	35,757

Earnings per share, diluted	$0.13	$0.20	$0.49

Outstanding options excluded as impact would be anti-dilutive	5,727	1,699	4,148

(l) Segment reporting

We currently operate in one operating segment — rules based business process management, or BPM, software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States. We derived our operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States) for the years ended December 31, 2005:

($ in thousands)	2005		2004		2003
United States	$66,555	65%	$65,743	68%	$79,123	80%
United Kingdom	18,713	18%	11,930	12%	12,041	12%
Europe, other	11,172	11%	13,248	14%	6,640	7%
Other	5,567	6%	5,540	6%	1,509	1%

	$102,007	100%	$96,461	100%	$99,313	100%

In 2005 and 2004, no customer accounted for more than 10% of our total revenue. In 2003, two customers accounted for approximately 15% and 12% of our total revenue, respectively. At December 31, 2005, one customer accounted for approximately 19% of outstanding trade receivables and one other customer represented 13% of long and short-term license installments. At December 31, 2004, two customers represented 19% and 13% of outstanding trade accounts receivable, respectively. At December 31, 2004, three customers represented 17%, 14% and 13% of short and long term license installments, respectively.

(m) Stock options

We periodically grant stock options for a fixed number of shares of common stock to employees, directors and non-employee contractors with an exercise price greater than or equal to the fair market value of the shares at

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of the grant. We account for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock option awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Stock option awards granted to non-employee contractors are accounted for using the fair value method. Under the fair value method, compensation associated with stock option awards to non-employee contractors is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model.

At December 31, 2005, we had four stock-based employee compensation plans, which are described more fully in Note 4. No stock-based employee compensation expense was recorded in 2005, 2004 or 2003, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and were granted only to employees and directors. The following table illustrates the effect on net income and earnings per share if we had applied the fair value method to stock-based employee compensation:

(in thousands, except per share amounts)	Years ended December 31,
	2005	2004	2003
Net income, as reported	$4,718	$7,554	$17,681
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,065)	(3,196)	(6,807)

Pro forma net income	$(3,347)	$4,358	$10,874

Earnings per share:
Basic—as reported	$0.13	$0.21	$0.51
Basic—pro forma	$(0.09)	$0.12	$0.32
Diluted—as reported	$0.13	$0.20	$0.49
Diluted—pro forma	$(0.09)	$0.12	$0.30

The fair value of options at the date of grant was estimated using the Black-Scholes multiple option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Volatility	70%	68%	71%
Expected option life, years from vesting	2.5	2.1	1.0
Interest rate (risk free)	4.27%	3.52%	2.56%
Dividends	None	None	None

For the portion of pro-forma compensation expense disclosed above relating to the Stock Purchase Plan, the weighted average fair values of the options feature implicit in our Stock Purchase Plan offerings in 2005, 2004, and 2003 were $1.91, $2.15 and $1.82, respectively.

The effects on 2005, 2004, and 2003 pro-forma net income and earnings per share of the estimated fair value of stock options and estimated dilutive shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). The company is required to adopt SFAS 123R on January 1, 2006.

On April 6, 2005, in response to the issuance of SFAS 123R, the Compensation Committee of our Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by certain current employees, excluding “officers” as defined under Section 16(a) of the Securities Exchange Act of 1934. Unvested options having an exercise price greater than $7.00 per share, representing the right to purchase a total of approximately 1.6 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense for the year ended December 31, 2005 as the exercise price was in excess of the fair market value on the date of modification resulting in no intrinsic value under APB25. The pro-forma results reported for 2005 in this footnote to the financial statements include approximately $4 million of pro-forma compensation expense resulting from the vesting acceleration. The decision to accelerate vesting of these options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R.

On December 8, 2005, the Compensation Committee of our Board of Directors approved a stock option grant to certain eligible employees. All eligible employees received fully vested options with an exercise price 20% greater than the stock price on the date of grant. The stock option grant did not result in recognition of compensation expense for the year ended December 31, 2005 as the exercise price was in excess of the fair market value on the date of grant resulting in no intrinsic value under APB 25. The 2005 pro-forma results reported in footnote 1(m) to the financial statements include approximately $3.8 million of pro-forma compensation expense related to this stock option grant. The decision to grant stock options that were immediately vested and with an exercise price 20% greater than the stock price on the date of grant was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R. We estimate that the future maximum compensation expense that would have been recorded related to this stock option grant based on adopting SFAS 123R on January 1, 2006, was approximately $4 million.

Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective approach. SFAS 123R requires that a company recognize stock compensation expense for awards of equity instruments to employees ratably over the service period. In addition, SFAS 123R requires that excess tax benefits related to stock compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. The impact of the adoption of SFAS 123R is estimated to result in an after tax compensation expense for unvested stock options outstanding at December 31, 2005 of approximately $0.5 million in 2006.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n) Fair value of financial instruments

The principal financial instruments held consist of cash equivalents, investments, accounts receivable and accounts payable, capital lease obligations, and license installment receivables arising from license transactions. The carrying values of cash equivalents, investments, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. Using current market rates, the fair value of license installment receivables approximates carrying value at December 31, 2005 and 2004.

(o) Acquired technology and goodwill

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is provided on a straight-line basis over the assets’ estimated useful lives. As of December 31, 2005 and 2004, intangible assets consisted of $1.4 million of technology acquired in a business combination with a net carrying value of $29 thousand and $0.4 million and accumulated amortization of $1.4 million and $1.0 million, respectively. Amortization expense for this acquired technology was $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. We expect to recognize approximately $29 thousand of amortization expense related to those assets in 2006.

Goodwill represents the residual purchase price paid in a business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing estimated fair value to its carrying value. During the first quarter of 2003, we made a claim against 155,760 common shares in escrow from the acquisition of 1mind Corporation (1mind). In April 2003, the shares were returned, retired and cancelled. This resulted in a $0.9 million reduction of goodwill and additional paid in capital.

(p) Deferred taxes

Deferred taxes are provided for differences in the bases of our assets and liabilities for book and tax purposes and loss carry forwards based on tax rates expected to be in effect when these items reverse, and credit carry forwards. Valuation allowances are provided to the extent it is more likely than not that some portion of the deferred tax assets will not be realized, or will be charged to asset or equity accounts when realized.

(q) Other recent pronouncement

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted SFAS 154 as of January 1, 2006 and do not expect it to have a material impact on our consolidated results of operations and financial condition.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. VALUATION AND QUALIFYING ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. Our allowance for doubtful accounts was $0.4 million at December 31, 2005, 2004 and 2003. The following reflects the activity of the allowance for doubtful accounts for each of three years ended December 31, 2005:

($ in thousands)	2005	2004	2003
Balance at beginning of year	$365	$365	$507
Provision for doubtful accounts	—	—	(142)
Write-offs	—	—	—

Balance at end of period	$365	$365	$365

We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded. We base these estimates on historical analyses of credit memo data, current economic trends, and our experience with customer disputes, products, customer industry and other known factors. These estimated amounts are deferred or reserved until the related elements of the agreements are completed and provided to the customer or the dispute is resolved. Our allowance for credit memos was $0.5 million at December 2005, $0.6 million at December 31, 2004 and $0.8 million at December 31, 2003. The following reflects the activity of the allowance for credit memos for each of three years ended December 31, 2005:

($ in thousands)	2005	2004	2003
Balance at beginning of year	$642	$815	$13
Revenue deferred (recognized)	378	224	1,649
Credit memos issued	(550)	(397)	(847)

Balance at end of period	$470	$642	$815

3. EQUIPMENT AND IMPROVEMENTS

The cost and accumulated depreciation of equipment and improvements consisted of the following at December 31,:

	2005	2004
	(in thousands)
Computer equipment and software	$6,244	$4,992
Furniture and fixtures	2,004	2,240
Leasehold improvements	2,053	1,990
Equipment under capital leases	594	594
Capital in progress	317	—

	11,212	9,816
Less: accumulated depreciation and amortization	(8,420)	(8,230)

Equipment and improvements, net of accumulated depreciation and amortization	$2,792	$1,586

Depreciation expense was approximately $1.0 million, $0.8 million, and $1.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2005, 2004 and 2003, we recorded disposals of approximately $0.7 million, $7.4 million and $0.7 million, respectively, of computer equipment, furniture and fixtures, leasehold improvements, and purchased software. Nearly all of the assets written off during 2005, 2004, and 2003 were fully depreciated, resulting in immaterial losses on disposal.

During 2005, the Company capitalized certain costs totaling $0.3 million associated with computer software developed for internal use. The capitalization and amortization of these costs are in accordance with AICPA Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This software was not completed or placed in service as of December 31, 2005 and is included in Capital in Progress. Accordingly, no amortization was taken during 2005. After the software is placed in service, it will be amortized over 3 years in accordance with the Company’s depreciation and amortization policy.

4. STOCKHOLDERS’ EQUITY

(a) Preferred stock

We have authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. Our stockholders have given our Board of Directors the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. We have not issued any shares of preferred stock through December 31, 2005.

(b) Common stock

We have 70,000,000 authorized shares of common stock at $.01 par value, of which 35,565,918 shares were issued and outstanding at December 31, 2005.

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases may be made from time to time on the open market or in privately negotiated transactions. Under the “Share Repurchase Program”, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During 2005, we repurchased 957,112 shares for $5.9 million under the Share Repurchase Program, all in open market purchases. The Share Repurchase Program expires on June 30, 2006.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Share Repurchase Program may be suspended or discontinued at any time without prior notice. Our repurchase activity under the Share Repurchase Program through December 31, 2005 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
March 2005	163,000	$5.71	163,000	$9,069
April 2005	—	$—	—	$9,069
May 2005	148,439	$5.67	148,439	$8,228
June 2005	97,682	$5.94	97,682	$7,647
July 2005	—	$—	—	$7,647
August 2005	213,248	$6.29	213,248	$6,305
September 2005	180,943	$6.06	180,943	$5,209
October 2005	—	$—	—	$5,209
November 2005	98,900	$6.93	98,900	$4,524
December 2005	54,900	$7.30	54,900	$4,123

Total	957,112	$6.14	957,112

(1)	All shares were purchased pursuant to the Share Repurchase Program.

(c) 1994 Long-term incentive plan

In 1994, we adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of December 31, 2005, options to purchase an aggregate of 6.5 million shares of common stock were outstanding under the 1994 Plan. We do not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

(d) 1996 Non-employee director stock option plan

In 1996, we adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the grant to non-employee Directors of the Company of options to purchase shares of our common stock. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to provide for (i) the grant to non-employee Directors on the date he or she first became a Director an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors following the annual shareholders meeting (commencing in 2000), a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. At December 31, 2005, under the Director

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan there were outstanding options to purchase an aggregate of 250,000 shares. The Compensation Committee administers the Director Plan. No options were granted under the Director Plan in 2005 and we do not intend to issue any options under the Director Plan in the future.

(e) 1996 employee stock purchase plan

In 1996, we adopted a 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”) pursuant to which our employees were entitled to purchase up to an aggregate of 1.0 million shares of common stock at a price equal to 85% of the fair market value of the common stock on either the commencement date or completion date for offerings under the plan, whichever is less. During 2005, we amended the Stock Purchase Plan to provide that for each offering period beginning on May 1, 2005 or later employees are entitled to purchase shares of common stock at a price equal to 95% of the fair market value on the completion date of the offering period. As of December 31, 2005, there had been thirteen offerings under the plan and approximately 0.7 million shares had been issued there under. The Stock Purchase Plan is tax qualified and as of December 31, 2005 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes.

(f) 2004 Long-term incentive plan

In 2004, we adopted the 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of December 31, 2005, a total of 7 million shares of common stock had been authorized under the 2004 Plan, approximately 3.2 million shares were subject to outstanding options and approximately 3.7 million shares were available for issuance. Our Board of Directors has made a commitment to provide our non-employee directors with annual option grants. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

Stock Options Summary

The following table presents the combined activity for the 1994 Plan, the 2004 Plan and the Director Plan for the years ended December 31,:

	2005		2004		2003
(in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options at beginning of year	9,255	$7.70	8,440	$7.65	7,983	$7.79
Granted	1,682	8.04	2,224	7.50	1,894	4.64
Exercised	(342)	4.33	(728)	3.98	(974)	2.49
Canceled	(867)	7.91	(681)	10.43	(463)	8.62

Outstanding options at end of year	9,728	7.85	9,255	7.70	8,440	7.65

Exercisable options at end of year	8,794	$8.12	5,780	$8.40	5,754	$8.68
Weighted average fair value of options granted during the year		$2.94		$4.18		$2.47

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents weighted average price and contractual life information about significant option groups outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 2.33 — 4.38	2,563	5.71	$4.06	2,087	$4.05
4.48 — 7.53	2,790	6.65	6.91	2,332	6.99
7.54 — 8.67	3,137	6.49	8.19	3,137	8.19
8.71 — 25.75	1,238	4.04	16.92	1,238	16.92

	9,728			8,794

Warrants Summary

In December 2005, we issued 27,766 shares of our common stock in connection with an exercise of warrants issued as part of the consideration for our acquisition of 1mind Corporation in 2002. These warrants were exercised by two former stockholders of 1mind. The consideration for these exercises was paid in the form of the surrender of 3,774 shares of our common stock under the warrants as a net exercise, which shares were valued at a total of $27 thousand, based on the average closing price of our common stock over the ten consecutive trading days ending on the third trading day prior to the date of exercise.

In February 2004, we issued 33,287 shares of our common stock in connection with the exercise of warrants issued as part of the consideration for our acquisition of 1mind Corporation in 2002. These warrants were exercised by four former stockholders of 1mind. The consideration for these exercises was paid in the form of the surrender of 2,967 shares of our common stock under the warrants as a net exercise, which share were valued at a total of $31 thousand, based on the average closing price of our common stock over the ten consecutive trading days ending on the third trading all day prior to the date of exercise.

As of December 31, 2005, there were outstanding warrants to purchase 42,036 shares of our common stock with a weighted average fair value of $2.54 per share and a weighted average exercise price of $6.51 per share.

Shares reserved

As of December 31, 2005, 14,017,233 shares were reserved for future issuance for stock options and warrants, including 6,520,678 shares for the 1994 Plan, 250,000 shares for the Director Plan, 264,519 shares for the Stock Purchase Plan, 6,940,000 shares for the 2004 Plan, and 42,036 shares for warrants.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, we did not have material commitments for capital or operating expenditures other than a purchase commitment for customer support services and capital and operating leases. The purchase commitment for customer support services covers quality assurance and engineering support for legacy software. We lease certain equipment and office space under non-cancelable capital and operating leases with various extension dates through 2013. As of December 31, 2005, our known contractual obligations, including future minimum rental payments required under capital and operating leases with non-cancelable terms in excess of one year were as follows:

	Purchase Obligations	Capital Lease	Operating Leases
	(in thousands)
For the calendar year
2006	$810	$109	$3,335
2007	810	64	3,404
2008	—	—	3,461
2009	—	—	3,579
2010	—	—	3,484
2011 and thereafter	—	—	8,911

Net minimum obligations	$1,620	$173	$26,174

Less: amount representing interest		(7)

Present value of minimum lease payments		166
Less: current portion		(103)

Capital lease obligation, net of current portion		$63

Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of December 31, 2005, deferred rent of $1.1 million was included in other long-term liabilities. Total rent expense under operating leases was approximately $3.7 million, $4.2 million, and $3.9 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

Subsequent to year-end, the Company entered into a purchase commitment with a partner for contracted resources at a cost of $0.7 million per year for the next three years for a total commitment of $2.1 million.

We are a party in various contractual disputes, litigation and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

6. INCOME TAXES

The components of income before provision (benefit) for income taxes are as follows for the years ended December 31,:

	2005	2004	2003
	(in thousands)
Domestic	$3,689	$10,026	$20,986
Foreign	923	1,103	845

Total	$4,612	$11,129	$21,831

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes are as follows for the years ended December 31,:

	2005	2004	2003
	(in thousands)
Current:
Federal	$(82)	$468	$906
State	(122)	208	335
Foreign	62	476	425

Total current	(142)	1,152	1,666

Deferred:
Federal	2,390	2,224	1,676
State	(2,092)	199	808
Foreign	(262)	—	—

Total deferred	36	2,423	2,484

Total provision (benefit)	$(106)	$3,575	$4,150

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit and tax credits	(3.4)	1.6	4.1
Permanent differences	2.5	0.8	0.2
Extraterritorial income exclusion	(16.1)	(18.8)	—
Federal research and experimentation credit	(5.5)	(1.9)	(0.4)
Tax effects of foreign activities	(4.7)	0.8	0.6
Changes in deferred tax liabilities	77.7	3.1	1.6
Provision to return adjustments	(19.8)	(1.7)	0.3
Tax exposure reserve	(1.6)	1.8	2.1
Valuation allowance	(66.7)	11.0	(24.9)
Other	0.3	0.4	0.4

Effective income tax rate	(2.3)%	32.1%	19.0%

During 2005, we engaged outside tax experts to review certain significant tax positions previously taken by the Company. Certain of these projects were completed during the third and fourth quarters of 2005. Specifically, during the third quarter of 2005, we completed a study of our deferred tax liabilities primarily related to term license installments, which resulted in an increase of our deferred tax liabilities. In addition, in the fourth quarter of 2005, we completed a study of our extra-territorial income exclusions, which resulted in a decrease of our reserve for tax uncertainties related to this item. As a result of these projects and other considerations, we reduced our valuation allowances by $3.1 million, as we determined that a change in the estimates in utilization of credit carry-forwards was necessary. During the fourth quarter of 2005, we recorded a net income tax benefit of $2.1 million due primarily to changes in estimates upon completion of the study of benefits related to extra-territorial income exclusions, recording of tax refunds and overpayments, and changes in deferred tax items. These fourth quarter 2005 entries also significantly decreased the effective tax rate for 2005 compared to the statutory rate. We expect the remaining income tax projects to be completed during the first half of 2006 and any additional adjustments resulting from their completion will be recorded at that time.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our effective income tax rate for 2005 was below the statutory federal income tax rate primarily due to a $3.1 million reduction in our valuation allowances due to a change in estimate relating to utilization of credit carry-forwards. Our effective tax rate was further reduced because we recorded $0.9 million of benefits primarily related to tax refunds and overpayments, $0.7 million of benefits related to current period extra-territorial income exclusions, a $0.3 million reduction in reserve for tax uncertainties related to extra-territorial income exclusions, $0.3 million of estimated federal research and experimentation credit, a $0.2 million benefit from foreign activities, and $0.2 million of net benefit from state income taxes primarily due to state income tax credits. These factors were partially offset by a $3.6 million increase to our deferred tax liabilities primarily related to term license installments, a $0.2 increase in reserve for tax uncertainties related to tax credits, and $0.1 million of permanent differences primarily related to non-deductible meals and entertainment expenses.

Deferred income taxes at December 31, 2005 and 2004 reflect the net tax effects of net operating loss and tax credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes. The components of our net deferred tax assets (liabilities) are as follows as of December 31,:

	2005	2004
	(in thousands)
Software revenue	$(22,903)	$(26,055)
Depreciation	879	795
Accruals and reserves	2,464	3,399
Unrealized loss on investments	406	175
Net operating losses carried forward	11,255	17,107
Tax credits	8,025	7,045

Net deferred tax assets	126	2,466
Less valuation allowances	1,048	4,281

Net deferred income taxes	$(922)	$(1,815)

Reported as:
Current deferred tax liability, included in accounts payable and accrued expenses	$(412)	$(335)
Long-term deferred income taxes	(510)	(1,480)

Net deferred income taxes	$(922)	$(1,815)

A valuation allowance has been provided for certain deferred tax assets since it is uncertain we will realize the entire benefit of the assets. The decrease in the valuation allowance during 2005 was due to a change in the estimate of the utilization of credit carry forwards. Included in the valuation allowance at December 31, 2005 was approximately $0.4 million related to acquired tax loss and credit carry forwards, which if utilized will reduce goodwill. These acquired tax benefits are subject to limitation by the provisions of Section 382 of the Internal Revenue Code. Also included in the valuation allowance at December 31, 2005 was approximately $0.5 million related to tax benefits generated on the exercise of stock options, which will be recorded directly to equity when realized.

At December 31, 2005, we had alternative minimum tax (“AMT”), and research and experimentation (“R&E”) net credit carry forwards for federal and state purposes of approximately $8.0 million, available to offset future taxable income. The carry forward period for the AMT credit is unlimited. The R&E credit carry forwards generally expire between 2006 and 2025.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, we had available U.S. net operating loss carry forwards of approximately $28.5 million. The operating loss carry forwards expire between 2006 and 2020. These carry forwards may be used to offset future income taxes payable at the federal and state levels, if any, and are subject to review by the U.S. Internal Revenue Service and various state taxing authorities.

The Company has provided reserves for certain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate in the period that additional facts become known. The reserve for tax uncertainties totaled approximately $2 million as of December 31, 2005 and 2004.

The FASB has issued two FASB Staff Positions (“FSP”) that provide accounting guidance on the effects of the American Jobs Creation Act of 2004 (the “Act”) that was signed into law on October 22, 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Act also creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and requirements, including a specific domestic reinvestment plan for the repatriated funds.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1), which clarifies that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. In addition, on January 19, 2005, the U.S. Treasury published Notice 2005-14 providing guidance on the implementation of the manufacturer’s deduction. Based on our current understanding of the Act, we believe that there is no current tax benefit.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The Act introduces a temporary special dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. On January 13, 2005, the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. No foreign dividends were repatriated during 2005, prior to the expiration of the foreign earnings repatriation provision of the Act on December 31, 2005.

As of December 31, 2005, a provision had not been made for the U.S. or additional foreign taxes on $4.4 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because we plan to keep these amounts permanently reinvested overseas.

7. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) defined contribution retirement plan for qualifying employees pursuant to which the company makes discretionary matching profit sharing contributions. Company contributions under the plan totaled approximately $0.6 million in 2005, $0.6 million in 2004, and $0.6 million in 2003.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue	$24,230	$23,788	$26,846	$27,143
Gross profit	16,595	15,656	17,470	16,647
Income (loss) from operations	(700)	(130)	1,827	(486)
Income before provision for income taxes	173	481	3,139	819
Net income	73	356	1,371	2,918
Earnings per share, basic	$0.00	$0.01	$0.04	$0.08
Earnings per share, diluted	$0.00	$0.01	$0.04	$0.08

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue	$24,656	$24,040	$21,528	$26,237
Gross profit	17,917	17,925	14,999	19,124
Income (loss) from operations	1,679	2,507	(321)	1,879
Income before provision for income taxes	2,682	3,282	1,141	4,024
Net income	1,742	2,122	741	2,949
Earnings per share, basic	$0.05	$0.06	$0.02	$0.08
Earnings per share, diluted	$0.05	$0.06	$0.02	$0.08

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data
Revenue	$25,625	$25,487	$25,111	$23,090
Gross profit	19,141	18,874	17,632	16,247
Income from operations	6,337	4,178	3,595	564
Income before provision for income taxes	7,704	5,918	5,239	2,970
Net income	6,804	3,918	3,441	3,518
Earnings per share, basic	$0.20	$0.11	$0.10	$0.10
Earnings per share, diluted	$0.19	$0.11	$0.10	$0.10

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective as of that date, for the reasons described below.

Consistent with our sales strategy of selling smaller initial licenses to target accounts, and then focusing on opportunities for larger follow-on sales after the customer has realized business value from our software, we are increasingly offering our customers an option as part of the initial license agreement to purchase additional software products or additional license rights in the future at discount. These options may allow the customer to extend the use of previously delivered software for additional users, for different purposes, or in a different environment, or may allow the customer to purchase additional, not previously delivered software. While these options are frequently similar in structure, they sometimes have unique features as a result of negotiations with the customer. During the fourth quarter of 2005, the Company’s revenue accounting staff was not sufficiently versed in interpreting the accounting literature as it related to one variation of these options. As a result, two contracts which contained this variation were not properly accounted for in our initial consolidated trial balance. This error was first noted and brought to the attention of management by our independent registered public accounting firm in connection with their audit of our 2005 financial statements.

Specifically, the two contracts initially allowed the customer to use the software in a non-production environment and, in each case, provided the customer with an option, for an additional fee, to use the same software in a production environment. The discounts on the options for expanded use in a production environment were more than insignificant and incremental to the discount on the initial license. Since the options related to software delivered at the time of the initial license, the company initially concluded that delivery was complete and the exercise of the option by customer would constitute purchases of additional copies of products already licensed by and delivered to the customer under the same arrangement, which would not require accounting for the options as a separate element. However, because the license for use in a production environment is not effective until the option is exercised by the customer, and is different than the license for use in a non-production environment, the option does not represent additional copies of products licensed by the customer and therefore the option should be accounted for as a separate element. Upon determination that an undelivered element existed as of December 31, 2005, the Company determined it was appropriate under generally accepted accounting principles to defer a total of $1.0 million of revenue, representing the incremental discount associated with the options, until the options are exercised or expire in 2006.

In addition, management had identified a significant deficiency as of December 31, 2004 related to insufficient technical review and supervision of tax decisions including various estimates. The Company made meaningful progress addressing the deficiency during 2005. We added additional technical resources to assist in the preparation and review of our tax decisions. We also improved the underlying tax preparation and review procedures. Nonetheless, as of December 31, 2005, management determined, based upon certain adjustments to our tax provision that were required in the fourth quarter of 2005, that were significant but not material, that a significant deficiency still existed in this area. Due to these adjustments, the potential for further misstatements and the fact that the significant deficiency was not remediated after one year, management deemed the control deficiency to be a material weakness.

The accounting issues related to these material weaknesses have been resolved and our financial statements in this Annual Report on Form 10-K and previous filings reflect the appropriate accounting.

We have determined that, under the Public Company Accounting Oversight Board’s Auditing Standard No. 2 and the prior relevant professional auditing standards, the deficiencies described above reflect material weaknesses in our internal control over financial reporting. That Standard defines a “material weakness” as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

To address the material weakness described above relating to revenue recognition, we intend to assess the expertise of our staff responsible for revenue recognition and address any identified deficiencies. In particular, we plan to improve our ability to identify when customer contracts contain non-standard features. We also intend to improve our research protocol so that we more fully understand the applicable accounting for such features.

To address the material weakness described above relating to tax decisions, we will augment the review and supervision procedures recently adopted (e.g. retention of third party expertise to conduct quarterly and year-end review of our tax decisions and estimates), with additional training and use of enhanced tax preparation software.

(b) Management’s report on Internal Control over Financial Reporting and Attestation of Independent Registered Public Accounting Firm. The report of our management regarding internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in Item 8 of this Annual Report on Form 10-K starting on page 36.

(c) Changes in Internal Control over Financial Reporting. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2006 Annual Stockholders Meeting under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2006 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our 2006 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2006 Annual Meeting of Stockholders under the headings “Directors Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2006 Annual Stockholders Meeting under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in our proxy statement for our 2006 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2006 Annual Stockholders Meeting under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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
Christopher Sullivan
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 7, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CHRISTOPHER SULLIVAN Christopher Sullivan	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ RICHARD H. JONES Richard H. Jones	Vice Chairman and Director

/s/ ALEXANDER V. D’ARBELOFF Alexander V. d’Arbeloff	Director

/s/ STEVEN F. KAPLAN Steven F. Kaplan	Director

/s/ WILLIAM H. KEOUGH William H. Keough	Director

/s/ EDWARD A. MAYBURY Edward A. Maybury	Director

/s/ JAMES P. O’HALLORAN James P. O’Halloran	Director

/s/ WILLIAM WYMAN William Wyman	Director

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

3.3	Restated Articles of Organization, of the Registrant. (Filed as exhibit 99.2 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

3.4	Restated By-Laws of the Registrant. (Filed as exhibit 99.3 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3++	1996 Employee Stock Purchase Plan. (Filed in Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.4	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.6	Agreement and Release dated November 2, 2001 by and between the Registrant and Carreker Corporation. (Filed as exhibit 10.17 to the Registrant’s 2001 Form 10-K. Confidential treatment requested as to certain portions and incorporated herein by reference.)

10.7++	Executive Employment Agreement dated July 25, 2002 between Registrant and Henry Ancona. (Filed as exhibit 10.1 to the Registrant’s September 30, 2002 Form 10-Q and incorporated herein by reference.)

10.8	Asset Purchase Agreement dated January 29, 2002 between Registrant and 1mind Corporation. (Filed as exhibit 2.0 to the Registrant’s February 21, 2002 Form 8-K and incorporated herein by reference.)

10.9	Refreshed Software License and Support Agreement dated March 1, 2002 by and between the Registrant and First Data Resources Inc. (Filed as exhibit 10.1 to the Registrant’s March 31, 2002 Form 10-Q. Confidential treatment requested as to certain portions and incorporated herein by reference.)

10.10	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.11	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

1

Exhibit No.	Description

10.12++	2004 Long-Term Incentive Plan of the Registrant. (Filed in Registrant’s Proxy Statement for its 2004 annual stockholders meeting and incorporated herein by reference.)

10.13++	Form of Employee Stock Option Agreement. (Filed as exhibit 10.1 to the Registrant’s September 30, 2004 10-Q and incorporated herein by reference).

10.14	Form of Non-Employee Director Stock Option Agreement. (Filed as exhibit 10.2 to the Registrant’s September 30, 2004 10-Q and incorporated herein by reference).

10.15	Warrant Agreement dated July 12, 2004 between the Registrant and International Business Machines Corporation. (Filed as exhibit 10.3 to the Registrant’s September 30, 2004 10-Q and incorporated herein by reference.)

10.16++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004.

10.17++	Offer Letter between the Registrant and Michael J. Wallrich dated October 22, 2004.

10.18++	Amendment to Executive Employment Agreement between the Registrant and Henry Ancona dated February 4, 2005.

10.19	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated by reference herein).

10.20++	2005 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.2 to the Registrant’s April 27, 2005 Form 8-K and incorporated by reference herein).

10.21++	Notice of Grant Stock Options and Option Agreement. (Filed as Exhibit 99.1 to the Registrant’s June 2, 2005 Form 8-K and incorporated reference herein).

10.22++	2006 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s December 8, 2005 Form 8-K and incorporated by reference herein).

10.23++	Offer Letter between the Registrant and Edward L. Hughes dated February 21, 2006 (filed as Exhibit 99.2 to the Registrant’s February 27, 2006 Form 8-K and incorporated by reference herein).

21.1	Subsidiaries of the Registrant. (Filed as exhibit 21.1 to the Registrant’s 2003 Form 10-K and incorporated herein by reference.)

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

+32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.
+	Filed herewith

2