Form 10-Q
period 2006-03-31
PEGASYSTEMS INC
filed 2006-05-03
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 35,599,261 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 20, 2006.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share-related data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$17,016	$21,314
Short-term investments	99,957	93,421

Total cash and short-term investments	116,973	114,735

Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2006 and 2005	33,306	25,486
Short-term license installments	25,813	26,537
Prepaid expenses and other current assets	2,871	1,953

Total current assets	178,963	168,711
Long-term license installments, net of unearned interest income	22,281	31,371
Equipment and improvements, net of accumulated depreciation and amortization	2,098	1,947
Computer software for internal use, net of accumulated amortization	1,035	845
Other assets	113	143
Goodwill	2,346	2,346

Total assets	$206,836	$205,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$4,994	$8,197
Accounts payable and accrued expenses	11,303	10,769
Deferred revenue	24,112	18,749
Current portion of capital lease obligation	104	103

Total current liabilities	40,513	37,818
Long-term deferred income taxes	—	510
Capital lease obligation, net of current portion	36	63
Other long-term liabilities	1,484	1,171

Total liabilities	42,033	39,562

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,586,747 and 35,565,918 shares issued and outstanding at March 31, 2006 and December 31, 2005 respectively	356	356
Additional paid-in capital	119,313	118,968
Stock warrants	107	107
Retained earnings	44,661	46,007
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(652)	(623)
Foreign currency translation adjustments	1,018	986

Total stockholders’ equity	164,803	165,801

Total liabilities and stockholders’ equity	$206,836	$205,363

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenue:
Software license	$6,900	$10,880
Services	20,216	13,350

Total revenue	27,116	24,230

Cost of revenue:
Cost of software license	31	88
Cost of services	12,638	7,547

Total cost of revenue	12,669	7,635

Gross profit	14,447	16,595

Operating expenses:
Research and development	5,402	5,025
Selling and marketing	9,775	8,933
General and administrative	2,637	3,337

Total operating expenses	17,814	17,295

Loss from operations	(3,367)	(700)

Installment receivable interest income	447	564
Other interest income, net	1,115	625
Other income (expense), net	245	(316)

Income (loss) before provision (benefit) for income taxes	(1,560)	173

Provision (benefit) for income taxes	(214)	100

Net income (loss)	$(1,346)	$73

Earnings per share, basic and diluted	$(0.04)	$0.00

Weighted average number of common shares outstanding, basic	35,572	36,044
Weighted average number of common shares outstanding, diluted	35,572	36,829

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,346)	$73
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	(42)	11
Deferred income taxes	(477)	—
Depreciation, amortization, and other non cash items	611	396
Stock-based compensation expense	263	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	1,997	7,697
Prepaid expenses and other current assets	(915)	(290)
Accounts payable and accrued expenses	(2,648)	(2,756)
Deferred revenue	5,363	6,747
Other long-term assets and liabilities	313	105

Cash flows from operating activities	3,119	11,983

Cash flows from investing activities:
Purchase of investments	(21,608)	(14,088)
Maturing and called investments	14,900	2,000
Sale of investments	—	11,575
Investment in software, equipment and improvements	(806)	(311)

Cash flows from investing activities	(7,514)	(824)

Cash flows from financing activities:
Payments under capital lease obligation	(25)	(24)
Excess tax benefit from stock option exercises	42	—
Exercise of stock options	351	89
Repurchase of common stock	(311)	(931)

Cash flows from financing activities	57	(866)

Effect of exchange rate on cash and cash equivalents	40	(175)

Net increase (decrease) in cash and cash equivalents	(4,298)	10,118
Cash and cash equivalents, beginning of period	21,314	20,905

Cash and cash equivalents, end of period	$17,016	$31,023

Supplemental disclosures of cash flow information:
Cash paid during the year to date period for:
Interest Interest	$3	$4
Income taxes	$150	$154

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2006. Certain prior period amounts have been reclassified to conform to the current presentation as described in the following notes.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Equipment and improvements, net of accumulated depreciation and amortization

Equipment and improvements are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are generally three years for equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset. Repairs and maintenance costs are expensed as incurred. Equipment and improvements, accumulated depreciation and intangible assets as of December 31, 2005 have been reclassified to conform to the current presentation. The cost and accumulated depreciation of equipment and improvements consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Computer equipment	$3,836	$3,669
Furniture and fixtures	2,004	2,004
Leasehold improvements	2,393	2,053
Equipment under capital leases	594	594

	8,827	8,320
Less: accumulated depreciation and amortization	(6,729)	(6,373)

Equipment and improvements, net of accumulated depreciation	$2,098	$1,947

(b) Computer software for internal use, net of accumulated amortization

We capitalize and amortize costs associated with computer software developed or purchased for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). We amortize capitalized software costs generally over three years commencing on the date the software is placed into service. During the first quarter of 2006, we capitalized costs totaling $0.2 million for computer software developed for internal use. The cost and accumulated amortization of computer software for internal use consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Computer software purchased	$2,680	$2,575
Computer software developed for internal use	207	—
Computer software developed for internal use, not yet placed in service	273	317

	3,160	2,892
Less: accumulated depreciation and amortization	(2,125)	(2,047)

Computer software for internal use, net of accumulated amortization	$1,035	$845

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

	Three months ended March 31,
(in thousands, except per share amounts)	2006	2005
Basic
Net income (loss)	$(1,346)	$73

Weighted average common shares outstanding	35,572	36,044

Earnings (loss) per share, basic	$(0.04)	$0.00

Diluted
Net income (loss)	$(1,346)	$73

Weighted average common shares outstanding	35,572	36,044
Effect of assumed exercise of stock options and warrant	—	785

Weighted average common shares outstanding, assuming dilution	35,572	36,829

Earnings (loss) per share, diluted	$(0.04)	$0.00
Outstanding options and warrants excluded as impact would be anti-dilutive	9,277	5,934

(d) Segment reporting

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

($ in thousands)	2006		2005
United States	$17,455	64%	$17,556	72%
United Kingdom	3,271	12%	3,024	13%
Europe, other	4,833	18%	2,326	10%
Other	1,557	6%	1,324	5%

	$27,116	100%	$24,230	100%

In the first quarter of 2006, one customer represented 10% of our total revenue. In the first quarter of 2005, two customers represented 18% and 10% of our total revenue, respectively.

(e) Stock options

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The majority of our share-based compensation arrangements vest over either a four or five year vesting schedule.

Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB 25 and related interpretations. We also followed the disclosure requirements of SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective approach, and, accordingly, prior period amounts have not been restated. Under this approach, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. We expense our share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

We periodically grant stock options for a fixed number of shares of common stock to our employees, directors and non-employee contractors, with an exercise price greater than or equal to the fair market value of our common stock at the date of the grant. At March 31, 2006, we had four stock-based compensation plans, which are described more fully below. The following table presents the share-based compensation expense included in our unaudited consolidated statement of income.

(in thousands, except per share amounts)	Three months ended March 31, 2006
Stock-based compensation expense:
Cost of services		$69
Research and development		40
Selling and marketing		109
General and administrative		45

Total stock-based compensation before tax		263
Income tax benefit		(95)

Net share-based compensation expense		$168

Effect on earnings per share:
Basic	less than $	0.01
Diluted	less than $	0.01

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for the options (“excess tax benefits”) to be classified as financing cash flows. There was $42 thousand of excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

We estimate the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

For the first quarter of 2006, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model, with the following assumptions:

Three months ended March 31, 2006
Expected volatility(1)	77%
Expected post-vesting option life(2)	3.6 years
Interest rate (risk free)(3)	4.83%
Expected annual dividend yield	None

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of our common stock over a period of time which approximates the expected option term.
(2)	The expected post-vesting option life for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior
(3)	The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options with an exercise price equal to greater than the market price at the date of grant. Had the fair value based method as prescribed by SFAS 123 been applied to our financial statements, the effect on net income and earnings per share for the first quarter of 2005 would have been as follows:

(in thousands, except per share amounts)	Three months ended March 31, 2006	Three months ended March 31, 2005
Net income, as reported	$(1,346)	$73
Add: Employee compensation expense for stock options included in reported net income, net of income taxes	168	—
Less: Total employee compensation expense for stock options determined under fair value method, net of income taxes	(168)	(1,285)

Net income, pro forma	$(1,346)	$(1,212)

Earnings per share:
Basic, as reported	(0.04)	0.00
Basic, pro forma	(0.04)	(0.03)
Diluted, as reported	(0.04)	0.00
Diluted, pro forma	(0.04)	(0.03)

For the first quarter of 2005, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model, with the following assumptions:

Three months ended March 31, 2005
Expected volatility	75%
Expected post-vesting option life	2.5 years
Interest rate (risk free)	4.18%
Expected annual dividend yield	None

1994 Long-term incentive plan

In 1994, we adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of March 31, 2006, options to purchase an aggregate of 5.9 million shares of common stock were outstanding under the 1994 Plan. We do not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

1996 Non-employee director stock option plan

In 1996, we adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the grant to non-employee Directors of the Company of options to purchase shares of our common stock. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to provide for (i) the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors following the annual meeting of stockholders (commencing in 2000), of a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. At March 31, 2006, there were outstanding options under the Director Plan to purchase an aggregate of 240,000 shares. The Compensation Committee administers the Director Plan. No options were granted under the Director Plan in the first quarter of 2006 and we do not intend to issue any options under the Director Plan in the future.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1996 Employee stock purchase plan

In 1996, we adopted a 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”) pursuant to which our employees were entitled to purchase up to an aggregate of 1.0 million shares of common stock at a price equal to 85% of the fair market value of the common stock on either the commencement date or completion date for offerings under the plan, whichever is less. During 2005, we amended the Stock Purchase Plan to provide that, for each offering period beginning on May 1, 2005 or later, employees are entitled to purchase shares of common stock at a price equal to 95% of the fair market value on the completion date of the offering period. As of March 31, 2006, there had been thirteen offerings under the plan and approximately 0.7 million shares had been issued thereunder. The Stock Purchase Plan is tax qualified and as of March 31, 2006 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes.

2004 Long-term incentive plan

In 2004, we adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of March 31, 2006, a total of 7 million shares of common stock had been authorized under the 2004 Plan, approximately 3.3 million shares were subject to outstanding options and approximately 3.6 million shares were available for issuance. Our Board of Directors has made a commitment to provide our non-employee Directors with annual option grants. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

Shares reserved

As of March 31, 2006, 3.9 million shares were reserved for future issuance for stock options including zero shares for the 1994 Plan, zero shares for the Director Plan, 0.3 million shares for the Stock Purchase Plan and 3.6 million shares for the 2004 Plan.

The following table presents the combined activity for the 1994 Plan, the 2004 Plan and the Director Plan for the first quarter of 2006:

	Shares (in thousands)	Weighted Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2006	9,728	$7.85	6.02
Granted	167	7.86
Exercised	(63)	5.59
Cancelled	(597)	7.83

Outstanding at March 31, 2006	9,235	7.86	6.17

The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable at March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (in thousands)	Number of shares Exercisable (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (in thousands)
$ 2.33-4.38	2,519	5.46	$4.06		2,103	5.14	$4.05
4.48-7.75	3,294	6.22	7.09		2,867	5.81	7.17
7.75-10.00	2,393	7.78	8.49		2,226	7.62	8.53
10.34-25.75	1,029	3.99	18.20		1,029	3.99	18.20

Total	9,235	6.17	7.86	$14,066	8,225	5.90	8.12	$11,646

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of our stock of $8.16 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 5.6 million.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intrinsic value of options exercised during the first quarter of 2006 was $0.1 million. The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $5.48 per share. The intrinsic value of options vested during the first quarter 2006 was $0.2 million.

The following table presents combined information regarding non-vested options granted under the 1994 Plan, the 2004 Plan and the Director Plan for the first quarter of 2006:

Non-Vested Stock Options	Shares (in thousands)	Weighted-Average Grant-Date Fair Value per share
Non-Vested at January 1, 2006	934	$3.32
Granted	167	5.48
Vested	(65)	2.84
Forfeited	(26)	3.47

Non-vested at March 31, 2006	1,010	3.72

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of our employee stock options was approximately $1.5 million and is expected to be recognized over a weighted-average period of approximately 1.7 years.

Cash received from option exercises under all share-based payment arrangements for the first quarter of 2006 was $0.4 million. The actual tax benefit for the tax deductions from option exercises of the share-based payment arrangements totaled $42 thousand for the first quarter of 2006.

3. COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive loss is as follows:

	Three months ended March 31,
(in thousands)	2006	2005
Comprehensive loss:
Net (loss) income	$(1,346)	$73
Other comprehensive income (loss):
Foreign currency translation adjustments	32	(147)
Unrealized loss on securities	(29)	(316)

Comprehensive loss:	$(1,343)	$(390)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have identified certain risk factors in Item 1A of Part II of this Quarterly Report on Form 10-Q that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

We develop and license rules-based business process management (BPM) software and provide professional services, maintenance and training relating to our software. We focus our sales efforts on target accounts, which are companies or divisions within companies, and are typically large organizations that are among the leaders in their industry. We frequently sell limited size initial licenses to these target accounts rather than selling large application licenses. This allows our customers to quickly realize business value from our software and limits their up-front investment. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales. Follow-on sales are often larger than the initial sale, and the sales process for follow-on sales is often shorter as a result of the established relationship with the customer.

Our customers typically request professional services and training to assist them in implementing our products. Almost all of our customers also purchase maintenance on our products, which includes rights to upgrades and new releases, incident resolution and technical assistance. We provide maintenance and training services directly to most of our customers. Professional services are provided directly by us in some situations and through our network of partners in other cases. The amount of professional services provided by our partners has been increasing in recent years. By utilizing these partners, we have significantly increased the supply of skilled service consultants that can assist our customers. In certain situations, our partners are also able to offer lower rates to our customers due to the use of resources located in other countries, thereby reducing the overall cost. Some of our partners have more headcount dedicated to consulting services for our products than we have. We believe this trend is good for our business because of the breadth of domain expertise that our partners can bring to solutions. We expect that our services revenue may grow more slowly over time than if we did not rely on our partners.

The percentage of our license revenue from our PegaRULES Process Commander software and related solution frameworks has been increasing. These products often require less implementation assistance than prior generations of our software products. In many cases this has enabled us to shorten the length of the sales process and the time required to receive customer acceptance of the software product. Significantly, PegaRULES Process Commander and solution frameworks can be used more broadly by customers within our traditional financial services and healthcare markets, as well as by customers outside of our traditional markets, enabling us to sell to expanded markets. However, in certain situations where multiple license sales and implementations are ongoing with a single customer, for revenue recognition purposes these multiple arrangements may be deemed a single bundled arrangement, thereby delaying revenue recognition for the earlier license sales until all elements of the bundled arrangement are complete.

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

Generally, in prior periods, we have recognized the present value of committed future term license payments upon customer acceptance at the beginning of the license term. Recently, we have been entering into more term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. This has the effect, with respect to a particular agreement, of reducing our term license revenue in the initial period but increasing the amount of recurring future term license revenue during the remainder of the license term, but does not change the expected cash flow.

Overview of Results of Operations

Executive Summary

In the first quarter of 2006, our total revenue was $27.1 million, a 12% increase from the first quarter of 2005. This increase reflected higher professional services revenue from license implementations and higher maintenance revenue, partially offset by lower license revenue, in each case compared to the first quarter of 2005. Our continued investment in expanding the number of trained services personnel to meet the anticipated increase in new license signings caused our services gross margin, as a percentage of services revenue, to decline from the first quarter of 2005 to the first quarter of 2006. Deferred revenue increased significantly over this period due to an increase in deferred license revenue. Our continued investments to support growth in the services and sales, and stock option expense related to the adoption of SFAS 123(R), resulted in a net loss of $(1.3) million for the first quarter of 2006. Cash flow from operations in the first quarter of 2006 was $3.1 million.

Overview

Total revenue in the first quarter of 2006 increased 12% to $27.1 million from $24.2 million in the first quarter of 2005. This increase was driven primarily by a $5.5 million increase in professional services revenue related to license implementations and a $1.4 million increase in maintenance revenue, partially offset by a $4.0 million decrease in license revenue. The $4.0 million decrease in license revenue was due primarily to a $4.4 million decrease in term license revenue in the first quarter of 2006 as compared to the first quarter of 2005, partially offset by a $0.4 million increase in perpetual license revenue. The $4.4 million decrease in term license revenue partly reflects our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. Approximately $1 million in term license signings and renewals which occurred in the first quarter of 2006 will be recognized as revenue over the term of the agreements.

The dollar value of license signings in the first quarter of 2006 was higher than the dollar value of license signings in the first quarter of 2005, but lower than in the fourth quarter of 2005. The number of license signings in the first quarter of 2006 increased significantly from the number of license signings in the first quarter of 2005 and was comparable to the number of license signings in the fourth quarter of 2005. The dollar value and number of license signings are likely to fluctuate considerably quarter to quarter.

Cost of professional services in the first quarter of 2006 increased $5.1 million from the first quarter of 2005, which reduced our service gross margin from 43% in the first quarter of 2005 to 37% in the first quarter of 2006. The increase in these costs resulted from our continued investment in expanding the number of trained services personnel, including new Pegasystems and partner staff, to better meet the anticipated increase in new license signings.

Total expenses in the first quarter of 2006 increased 10% sequentially from the fourth quarter of 2005, due to the normal increase in employee benefit costs in the first quarter of 2006, our continued investment in expanding the number of sales and services personnel to better meet the anticipated increase in our new license signings, and stock option expense related to the adoption of SFAS 123R.

Income (loss) before provision for income taxes decreased from a profit of $0.2 million in the first quarter of 2005 to a loss of $(1.6) million in the first quarter of 2006, primarily due to a $4.0 million decrease in license revenue and a $0.5 million increase in operating expenses, partially offset by a $1.8 million improvement in services gross profit and $0.9 million improvement in other income and expense. Net income (loss) decreased from a profit of $0.1 million in the first quarter of 2005 to a loss of $(1.3) million in the first quarter of 2006, due to the decrease in income (loss) before provision for income taxes.

We generated $3.1 million in cash flow from operations during the first quarter of 2006, and ended the period with $117.0 million in cash and short-term investments and $48.1 million in combined short and long-term license installment receivables.

Revenue

Our total revenue for the first quarter of 2006 increased 12% to $27.1 million from $24.2 million in the first quarter of 2005. This increase was primarily due to a $5.5 million increase in professional services revenue and a $1.4 million increase in maintenance revenue, partially offset by a $4.0 million decrease in license revenue. The following table summarizes our revenue composition:

	Quarter ended March 31,
(in millions)	2006	2005
License revenue(1)
Perpetual licenses	$5.0	$4.6
Term licenses	1.9	6.3

Total license revenue	6.9	10.9
Services revenue
Professional services and training	14.1	8.6
Maintenance	6.1	4.7

Total services revenue	20.2	13.3
Total revenue	$27.1	$24.2

(1)	License revenue composition amounts reported in a similar table in previous periods have been reformatted to the current presentation. The total license revenue amount has not changed from prior presentation.

Total license revenue for the first quarter of 2006 decreased 37% to $6.9 million from $10.9 million for the first quarter of 2005. The decrease in total license revenue primarily was the result of a $4.4 million decrease in term license revenue, partially offset by a $0.4 million increase in perpetual license revenue. The $4.4 million decrease in term license revenue was due to a decrease in the value of scheduled term license renewals in the first quarter of 2006 as compared to the first quarter of 2005 and our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. Approximately $1 million in term license signings and renewals which occurred during the first quarter of 2006 will be recognized as revenue over the term of the agreements. Term license renewals scheduled for the full year 2006 are modestly higher than actual term license renewals in the full year 2005. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

Maintenance revenue increased 30% to $6.1 million in the first quarter of 2006 from $4.7 million in the first quarter of 2005. The increase in maintenance revenue was due to a larger installed base of software and a higher proportion of perpetual licenses in the installed base which yield greater maintenance revenue than term licenses. The $5.5 million increase in professional services and training revenue in the first quarter of 2006 reflects an increased demand from our customers for professional services related to new license implementations. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers.

We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded. We base these estimates on historical analyses of credit memo data, current economic trends, and our experience with customer disputes, products, customer industry and other known factors. These estimated amounts are deferred or reserved until the related elements of the agreements are completed and provided to the customer or the dispute is resolved. Our allowance for credit memos was $0.8 million at March 31, 2006, and $0.5 million at December 31, 2005. The following reflects the activity of the allowance for credit memos:

(in thousands)	Three months ended March 31, 2006	Year ended December 31, 2005
Balance at beginning of year	$470	$642
Revenue deferred (recognized)	1,145	378
Credit memos issued	(773)	(550)

Balance at end of period	$842	$470

Deferred revenue at March 31, 2006 consisted primarily of the fees billed in connection with arrangements for which acceptance of the software license or completion of fixed price services had not occurred, and unearned portions of annual maintenance fees paid in advance. Deferred revenue balances increased to $24.1 million as of March 31, 2006, from $18.7 million as of December 31, 2005. The $5.4 million increase was due primarily to an increase in pre-paid annual maintenance fees and new license sales for which acceptance of the software or completion of fixed price services had not occurred. Deferred revenue at March 31, 2006 was $8.3 million higher than deferred revenue at March 31, 2005 due to our increased license signings. In certain situations where multiple license sales and implementations are ongoing with a single customer, for revenue recognition purposes these multiple arrangements may be deemed a single bundled arrangement, thereby delaying revenue recognition for the earlier license sale until all elements of the bundled arrangement are complete.

International revenue increased to 36% of total revenue for the first quarter of 2006 from 28% for the first quarter of 2005. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk.

Cost of revenue

The cost of maintenance, professional services and training increased 67% to $12.6 million from $7.5 million in the first quarter of 2005. Cost of services as a percentage of services revenue increased to 63% for the first quarter of 2006 from 57% for the first quarter of 2005. Such increases were due primarily to a $2.1 million increase in compensation costs, a $1.8 million increase in contracted services and a $0.9 million increase in billable expenses reimbursed by customers. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners, to support an increase in the number of license implementation projects. Services gross margin was $7.6 million for the first quarter of 2006 compared to $5.8 million for the first quarter of 2005. The increase in services gross margin was primarily due to an increase in maintenance gross margin, partially offset by a decrease in professional services gross margin.

Operating expenses

Research and development expenses for the first quarter of 2006 increased 8% to $5.4 million from $5.0 million for the first quarter of 2005. As a percentage of total revenue, research and development expenses decreased to 20% for the first quarter of 2006 from 21% for the first quarter of 2005. The increase in research and development spending was primarily due to increased spending on independent contractors assisting with our research and development efforts, primarily associated with the upcoming release of version 5.1 of PegaRULES Process Commander.

Selling and marketing expenses for the first quarter of 2006 increased 9% to $9.8 million from $8.9 million for the first quarter of 2005. This increase was due to a $1.3 million increase in compensation costs and hiring fees associated with increased sales staffing, partially offset by a $0.3 million reduction in severance-related costs. As a percentage of total revenue, selling and marketing expenses decreased to 36% in the first quarter of 2006 from 37% in the first quarter of 2005, due to the combined effect of increased total revenue in the first quarter of 2006 partially offset by higher selling and marketing spending in the first quarter of 2006.

General and administrative expenses for the first quarter of 2006 decreased 21% to $2.6 million from $3.3 million for the first quarter of 2005. As a percentage of total revenue, general and administrative expenses decreased to 10% for the first quarter of 2006 from 14% for the first quarter of 2005. These decreases were primarily due to $0.3 million of VAT tax refunds in Europe and a $0.3 million decrease in professional fees.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees under software license agreements attributable to the time value of money, decreased to $0.4 million in the first quarter of 2006 from $0.6 million in the first quarter of 2005. The decrease was due primarily to a lower total value of that portfolio, caused by our increasing use of perpetual licenses and our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. For those term licenses for which we recognize revenue on a present value basis, a portion of the fee is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 6.3% during the past few years.

Other interest income, net

Other interest income increased to $1.1 million in the first quarter of 2006 from $0.6 million for the first quarter of 2005. The increase was primarily due to increased cash and investment balances and improved yields.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gains and losses, was $0.2 million income in the first quarter of 2006 compared to ($0.3) million expense in the first quarter of 2005. The favorable change in other income, net, resulted primarily from the impact of foreign exchange rate changes on transactions recorded on our U.S. ledger which are denominated in foreign currencies, consisting primarily of cash, investments, license installments, receivables, accounts payable and accruals. In particular, changes in the exchange rates of European currencies have favorably impacted foreign currency denominated assets.

Income (loss) before provision for income taxes

Income (loss) before provision for income taxes decreased to ($1.6) million (loss) in the first quarter of 2006 from $0.2 million income in the first quarter of 2005. This decrease was primarily due to a $3.9 million decrease in license gross margin, a $0.5 million increase in operating expenses primarily due to investments in sales, partially offset by a $1.8 million increase in services gross margins and a $0.6 million increase in other income and expense related to foreign currency transactions and a $0.5 million improvement in other interest income, net.

Provision for income taxes

The provision for income taxes in the first quarter of 2006 was a benefit of $(0.2) million, compared to a tax provision of $0.1 million in the first quarter of 2005. The $(0.2) million provision benefit represents a 14% effective tax rate on the loss before provision for income taxes. The effective income tax rate expected during 2006 is less than the statutory tax rate because of benefits expected from research and experimentation tax credits and deductions related to export activity.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At March 31, 2006, we had cash and equivalents and short-term investments of $117.0 million, a $2.2 million increase from $114.7 million at December 31, 2005. This increase was primarily due to $3.1 million of cash flow from operations partially offset by $0.8 million used for investments in equipment and software and $0.3 million used to repurchase outstanding shares of our common stock.

Working capital was $138.5 million at March 31, 2006, a $7.6 million increase from $130.9 million at December 31, 2005. Working capital increased primarily due to a $7.8 million increase in accounts receivable, a $2.6 million decrease in accrued expenses and a $2.2 million increase in cash and investments, partially offset by a $5.4 million increase in deferred revenue. Of the $7.8 million increase in accounts receivable, approximately $7.4 million was due to increased billings and $0.4 million was due to slower payments by some large customers. The $5.4 million increase in deferred revenue was primarily due to an increase in pre-paid annual maintenance fees and new license signings for which acceptance of the software or completion of fixed price services had not occurred.

Cash flow from operating activities for the first quarter of 2006 decreased to $3.1 million from $12.0 million for the first quarter of 2005. During the first quarter of 2006, cash flow benefited from a $9.8 million reduction in license installments, a $5.4 million increase in deferred revenue, partially offset by $7.8 million for increases in accounts receivable, $2.6 for reductions in accrued expenses and a $1.3 million net loss. The $(8.9) million decrease in year-over-year cash flow from operations primarily reflects a $(4.4) million decrease related to trade accounts receivable, a $(1.3) million decrease related to license installments, a $(1.4) million decrease related to deferred revenue, a $(1.4) million decrease in net income and a $(0.6) million decrease related to other current assets, partially offset by other items. The decrease in license installments reflects the lower average remaining life of our term licenses.

Net cash used in investing activities for the first quarter of 2006 was ($7.5) million, primarily due to net purchases of marketable debt securities. This compared with ($0.8) million used in investing activities in the first quarter of 2005, which was also primarily due to net purchases of marketable debt securities. Investments in equipment and software increased to $0.8 million in the first quarter of 2006 from $0.3 million in the first quarter of 2005.

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases are being made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During the first quarter of 2006, we repurchased 41,994 shares for $0.3 million under the program in open market purchases. During 2005, we repurchased 957,112 shares for $5.9 million under the program in open market purchases. The authorization to repurchase shares is currently scheduled to expire on June 30, 2006. The repurchase program may be suspended or discontinued at any time without prior notice. Our repurchase activity in the first three months of 2006 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
January 2006	—	$—	—	$4,123
February 2006	—	—	—	4,123
March 2006	41,994	$7.42	41,994	3,812

Total	41,994	$7.42	41,994

(1)	All shares were purchased pursuant to the Share Repurchase Program.

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

As of March 31, 2006, we did not have material commitments for capital or operating expenditures other than purchase commitments for customer support and consulting services and capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,228 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, with the option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2010.

Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of March 31, 2006, our known contractual obligations were as follows:

	Payment due by period
(in thousands)	Total	Remainder of 2006	2007 & 2008	2009 & 2010	2011 and after
Contractual obligations:
Purchase commitments	$3,373	$1,125	$2,190	$58	$—
Capital lease obligations	146	82	64	—	—
Operating lease obligations	25,368	2,517	6,873	7,067	8,911

Total	$28,887	$3,724	$9,127	$7,125	$8,911

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

The following amounts of cash are due for receipt in connection with our existing term license agreements:

Years ending December 31,	License installments for term licenses recorded on the balance sheet	License installments for ratable term licenses not recorded on the balance sheet
	(in thousands)
Remainder of 2006	$15,759	$1,292
2007	19,106	1,675
2008	9,671	1,116
2009	2,518	117
2010	2,109	42
2011 and thereafter	3,827	—

Total	$52,990	$4,242

License installments on the balance sheet represent the present value of term license fees which have not yet been billed, and have already been recognized as revenue. License installments at March 31, 2006 decreased $9.8 million from December 31, 2005, primarily because license fees billed exceeded term license revenue recognized. The decrease reflects the lower average remaining life of our term licenses. The renewal value of our term licenses has declined by approximately 1% since December 31, 2005. The timing of term license renewals can impact the licenses installments balance. License installments would increase during periods when term license revenue exceeds billings. Term licenses scheduled for renewal in 2006 are modestly higher than actual term license renewals in 2005. Generally, in prior periods, we have recognized the present value of committed future term license payments upon customer acceptance at the beginning of the license term. We are beginning to recognize revenue under some of our term licenses over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. With respect to a particular term license transaction, this would result in less license revenue in the initial period and more license revenue during the remainder of the license term, but would not change the expected cash flow. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

Critical accounting policies and estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition,

•	Deferred revenue,

•	Allowance for doubtful accounts and allowance for credit memos,

•	Stock-based compensation,

•	Accounting for income taxes, and

•	Contingencies.

A full discussion of these accounting policies is included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion. The following information regarding critical accounting policies and estimates has been updated since our 10-K:

Stock-based compensation

We periodically grant stock options for a fixed number of shares to employees, non-employee directors and contractors with an exercise price greater than or equal to the fair market value of the shares at the date of the grant. Until January 1, 2006, we accounted for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors was determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation was measured and the price the employee or director must pay to exercise the award. The measurement date for employee and director awards is generally the date of grant. Prior to January 1, 2006, we disclosed in the notes to our consolidated financial statements the pro forma effect on our statement of income if we had employed the fair value method of accounting for stock option grants. For purposes of that disclosure, we used a Black-Scholes multiple pricing model to value the options granted which required us to make certain assumptions including the average life of options, the volatility of our stock price and the risk-free rate of return. Our assumption regarding the average life of our options and the volatility of our stock was based on an analysis of our historical stock option exercises and stock price as reported by NASDAQ over a period approximating the assumed average life of our options and ending on the date the determination was made. Our assumption regarding the risk-free rate of return was based on U.S. Treasury note yields. Stock options granted to contractors were accounted for using the fair value method. Under the fair value method, compensation associated with stock awards to contractors is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The majority of our share-based compensation arrangements vest over either a four or five year vesting schedule.

Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective approach, and, accordingly, prior period amounts have not been restated. Under this approach, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. We expense share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

In the first quarter of 2006, we estimated the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. If the assumed 3.6 year post-vesting option life was one year longer or shorter, the valuation of options and expense would be up to 7% higher or lower, respectively. If the assumed 77% volatility of our stock price was ten percentage points higher or lower, the valuation of options and expense would be up to 8% higher or lower, respectively. If the assumed 4.83% risk-free interest rate over the expected term of the options was up to two hundred basis points higher or lower, the valuation of options and expense would be up to 3% higher or lower, respectively. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

As required by SFAS 123R, we reduce current expense for an estimate of expected forfeitures of stock options prior to vesting by employees whose employment with us terminates. We base our estimate on an analysis of our history of forfeited options with similar vesting terms. This estimate is “trued up” for actual forfeitures of options during vesting.

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of our employee stock options was approximately $1.5 million and is expected to be recognized over a weighted-average period of approximately 1.7 years. In the first quarter of 2006, there were no changes in the quantity or type of instruments used in share-based payment programs, or the terms of share-based payment arrangements.

The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options we issue, based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change over time, and any change in our judgments could have a material effect on our financial statements. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

In the first quarter of 2006, one customer represented 10% of our total revenue. In the first quarter of 2005, two customers represented 18% and 10% of our total revenue, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 36% of our total revenue in the first quarter of 2006 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our offices in the U.S., and some of those transactions are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in other currencies. In addition, our U.S. operating company holds some cash and investments in currencies other than the U.S. dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus the U.S. dollar functional currency we recognize a currency gain or (loss) in the statement of income as other income (expense) related to foreign currency transactions. We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $21 million as of March 31, 2006. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of March 31, 2006, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of $48 million as of March 31, 2006 reflects the weighted average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A two hundred basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $1 million as of March 31, 2006.

We have invested in fixed rate marketable debt securities. A two hundred basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $3 million as of March 31, 2006. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective as of that date, for the reasons described below.

In our Annual Report on Form 10-K for 2005, we disclosed our management’s assessment that our internal control over financial reporting contained a material weakness in our ability to properly apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that contain complex and non-standard terms and a material weakness relating to our ability to make accurate estimates impacting our tax provision. The assessment of our CEO and CFO, as of March 31, 2006, was that while actions have been taken to address these material weaknesses, such measures have not been sufficient to effectively remediate the noted weaknesses. As a result, we believe that a material weakness still exists in these two areas.

To address the material weakness described above relating to revenue recognition, we are in the process of improving the expertise of our staff responsible for revenue recognition and we intend to address any identified deficiencies. In particular, we plan to improve our ability to identify when customer contracts contain non-standard features. We also intend to improve our research protocol so that we more fully understand the applicable accounting for such features.

To address the material weakness described above relating to tax decisions, we are in the process of augmenting the review and supervision procedures recently adopted (e.g. retention of third party expertise to conduct quarterly and year-end review of our tax decisions and estimates), with additional training and use of enhanced tax preparation software.

(b) Changes in Internal Control over Financial Reporting. As mentioned above, to address the material weakness described above relating to revenue recognition, we are in the process of improving the expertise of our staff responsible for revenue recognition and we intend to address any identified deficiencies. In particular, we plan to improve our ability to identify when customer contracts contain non-standard features. We also intend to improve our research protocol so that we more fully understand the applicable accounting for such features. To address the material weakness described above relating to tax decisions, we are in the process of augmenting the review and supervision procedures recently adopted (e.g. retention of third party expertise to conduct quarterly and year-end review of our tax decisions and estimates), with additional training and use of enhanced tax preparation software. Except for these changes, which are in process and have not been completed, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 3, 2006, we announced that Chris Sullivan is resigning from his position of CFO, effective June 1, 2006, to join one of the largest privately held investment companies as a senior finance executive. While a search is conducted for his replacement, Shawn Hoyt, our Vice President and General Counsel, will assume the role of interim CFO. James Reilly, our Vice President, Finance, is being promoted to the role of Chief Accounting Officer.

Part II - Other Information:

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.

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

The volume of our license transactions began to increase in the second half of 2005, and we may not be able to sustain this increased volume of license transactions unless we can provide sufficient high quality professional services, training and maintenance resources to enable our customers to realize significant business value from our software. Our customers typically request professional services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license transactions is likely to increase demand for professional services, training and maintenance relating to our products. Given that our volume of license transactions began to increase in the second half of 2005, we anticipate that we will need to provide our customers with more professional services, training and maintenance to enable our customers to realize significant business value from our software. Accordingly, we have been hiring additional personnel in these areas and improving our “on-boarding” process to ramp up new personnel in a shorter period of time. We have also been increasingly enabling our partners and our customers through training and the creation of “centers of excellence” to create an expanded universe of people that are skilled in the implementation of our products. However, if we are unable to provide sufficient high quality professional services, training or maintenance resources to our customers, our customers may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. In addition, the growth required to meet the increased demand for our professional services could strain our ability to deliver our services engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

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

Our term license revenue will decrease in the short term if we increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as license payments become due or ratably over the term of the license when paid in advance, or if existing customers do not renew their term licenses. A significant portion of our total revenue has been attributable to term licenses, including term license renewals. Historically, a significant portion of our term license revenue has been recognized as the present value of the committed future term license fees, as described in the Critical Accounting Policies contained in our Annual Report on Form 10-K for 2005. In the future, we expect to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. This would have the effect, with respect to a particular agreement, of reducing our term license revenue in the initial period but increasing the amount of recurring future term license revenue during the remainder of the license term, but would not change the expected cash flow. As a result, our term license revenue will decrease in the short term. In addition, while historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. A decrease in term license renewal revenue absent offsetting revenue from other sources would have a material adverse effect on future financial performance.

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

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, due to the uncertain timing of the completion of implementation services, product acceptance by the customer and closing of additional sales. Our quarterly revenue may fluctuate significantly, in part because a large portion of our revenue in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or, in the case of term licenses, license renewal. In some cases, customers will not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from six to twelve months. Our PegaRULES products typically have a shorter sales cycle and implementation period than our historical application products. However, we may experience longer acceptance periods in some cases with respect to these products. Any increases in our sales or acceptance cycles may adversely affect our financial performance, due in part to the recognition of sales staff and commission costs in advance of revenue recognition. In addition, risks over which we have little or no control, including customers’ budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Changes requested by customers may further delay product implementation and revenue recognition. Furthermore, in certain situations where multiple license sales and implementations are ongoing with a single customer, for revenue recognition purposes these multiple arrangements may be deemed a single bundled arrangement, thereby delaying revenue recognition for the earlier license sales until all elements of the bundled arrangement are complete, which could decrease the predictability of the timing of our license revenue.

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

We are investing heavily in sales and marketing and professional services in anticipation of increased license signings, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of license signings in the future. Demand for our products began to increase in the second half of 2005, which resulted in an increase in the value of new license signings in the second half of 2005 compared to the first half of 2005. We anticipate that the demand for our products will continue to increase in 2006 compared to 2005. Consequently, we have been increasing our investment in sales and marketing by hiring additional sales and marketing personnel. We also anticipate that we will need to provide our customers with more professional services, training and maintenance as a result of this anticipated increase in demand, and have been hiring additional personnel in these areas. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the anticipated demand for our products does not materialize, or if we are unsuccessful in increasing the value of new license signings, we could experience decreased profitability or losses as a result of these increased fixed costs, and our financial performance and results of operations could be adversely affected. We experienced a net loss of $1.3 million in the first quarter of 2006, largely due to lower-than-expected license revenue that was not sufficient to offset these increased fixed costs.

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

We rely on certain third-party relationships. We have a number of relationships with third parties that are significant to sales, marketing and support activities, and product development efforts. We rely on relational database management system applications and development tool vendors, software and hardware vendors, large system integrators and technology consulting firms to provide marketing and sales opportunities for the direct sales force and to strengthen our products through the use of industry-standard tools and utilities. We also have relationships with third parties that distribute our products. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with ours in the future or will not otherwise end or limit their relationships with us.

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 35% of our total revenue in 2005, 32% in 2004, and 20% in 2003. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in Europe and Australia. We believe that growth will necessitate expanded international operations requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

Investor confidence and share value may be adversely impacted if our management is unable to provide an unqualified assessment regarding the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified attestation regarding management’s assessment, for our 2006 fiscal year or beyond, as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. For the year ended December 31, 2005, management’s assessment is included on page 37 of our Annual Report on Form 10-K for such year and our independent registered public accounting firm’s attestation is included on page 38 of our Annual Report on Form 10-K for such year. For 2005, management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2005 was not effective due to a material weakness in our ability to properly apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that contain complex and non-standard terms and a material weakness relating to our ability to make accurate estimates impacting our tax provision. For the first quarter of 2006, management’s assessment is that these material weaknesses have not yet been effectively remediated, as discussed on page 20 of this Quarterly Report on Form 10-Q. For future periods, although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our management may not be able to provide an unqualified assessment for our 2006 fiscal year or beyond, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases are being made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During 2005, we repurchased 957,112 shares for $5.9 million under the program in open market purchases. The authorization to repurchase shares is scheduled to expire on June 30, 2006. The repurchase program may be suspended or discontinued at any time without prior notice. Our repurchase activity in the first three months of 2006 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
January 2006	—	$—	—	$4,123
February 2006	—	—	—	4,123
March 2006	41,994	$7.42	41,994	3,812

Total	41,994	$7.42	41,994

(1)	All shares were purchased pursuant to the Share Repurchase Program.

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

Pegasystems Inc.

Date: May 3, 2006	By:	/s/ Alan Trefler
Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 3, 2006	By:	/s/ Christopher Sullivan
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