Form 10-Q
period 2006-06-30
PEGASYSTEMS INC
filed 2006-08-07
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

There were 35,455,987 shares of the Registrant’s common stock, $.01 par value per share, outstanding on August 1, 2006.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share-related data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,862	$21,314
Short-term investments	98,209	93,421

Total cash and short-term investments	126,071	114,735

Trade accounts receivable, net of allowance for doubtful accounts of $365 as of June 30, 2006 and December 31, 2005	24,720	25,486
Short-term license installments	24,228	26,537
Prepaid expenses and other current assets	3,274	1,953

Total current assets	178,293	168,711

Long-term license installments, net of unearned interest income	22,297	31,371
Equipment and improvements, net of accumulated depreciation and amortization	2,019	1,947
Computer software for internal use, net of accumulated amortization	1,255	845
Other assets	333	143
Goodwill	2,346	2,346

Total assets	$206,543	$205,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$6,866	$8,197
Accounts payable and accrued expenses	13,091	10,769
Deferred revenue	22,190	18,749
Current portion of capital lease obligation	106	103

Total current liabilities	42,253	37,818

Long-term deferred income taxes	0	510
Capital lease obligation, net of current portion	9	63
Other long-term liabilities	1,543	1,171

Total liabilities	43,805	39,562

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,392,352 and 35,565,918 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	354	356
Additional paid-in capital	117,849	118,968
Stock warrants	107	107
Retained earnings	44,024	46,007
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(722)	(623)
Foreign currency translation adjustments	1,126	986

Total stockholders’ equity	162,738	165,801

Total liabilities and stockholders’ equity	$206,543	$205,363

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Software license	$6,954	$8,004	$13,855	$18,884
Services	22,669	15,784	42,885	29,134

Total revenue	29,623	23,788	56,740	48,018

Cost of revenue:
Cost of software license	1	87	32	175
Cost of services	12,356	8,045	24,994	15,592

Total cost of revenue	12,357	8,132	25,026	15,767

Gross profit	17,266	15,656	31,714	32,251

Operating expenses:
Research and development	5,682	4,876	11,083	9,903
Selling and marketing	10,173	7,920	19,949	16,853
General and administrative	3,385	2,990	6,022	6,327

Total operating expenses	19,240	15,786	37,054	33,083

Loss from operations	(1,974)	(130)	(5,340)	(832)

Installment receivable interest income	454	567	901	1,131
Other interest income, net	1,314	744	2,428	1,370
Other income (expense), net	404	(700)	648	(1,015)

Income (loss) before provision (benefit) for income taxes	198	481	(1,363)	654

Provision (benefit) for income taxes	(232)	125	(447)	225

Net income (loss)	$430	$356	$(916)	$429

Earnings (loss) per share, basic	$0.01	$0.01	$(0.03)	$0.01
Earnings (loss) per share, diluted	$0.01	$0.01	$(0.03)	$0.01

Weighted average number of common shares outstanding, basic	35,561	35,881	35,567	35,962
Weighted average number of common shares outstanding, diluted	37,006	36,455	35,567	36,648
Dividends per share	$0.03	—	$0.03	—

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(916)	$429
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	(213)	51
Deferred income taxes	(797)	13
Depreciation, amortization, and other non cash items	1,073	837
Loss on disposal of equipment	—	14
Stock-based compensation expense	835	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	12,152	12,485
Prepaid expenses and other current assets	(1,269)	(250)
Accounts payable and accrued expenses	227	(3,315)
Deferred revenue	3,441	5,501
Other long-term assets and liabilities	350	193

Cash flows from operating activities	14,883	15,958

Cash flows from investing activities:
Purchase of investments	(34,534)	(21,163)
Maturing and called investments	29,375	4,000
Sale of investments	—	12,475
Investment in software, equipment and improvements	(1,297)	(791)

Cash flows from investing activities	(6,456)	(5,479)

Cash flows from financing activities:
Payments under capital lease obligation	(51)	(48)
Excess tax benefit from stock option exercises	213	—
Exercise of stock options	1,173	240
Proceeds from the sale of stock under Employee Stock Purchase Plan	102	240
Repurchase of common stock	(3,481)	(2,353)

Cash flows from financing activities	(2,044)	(1,921)

Effect of exchange rate on cash and cash equivalents	165	(348)

Net increase in cash and cash equivalents	6,548	8,210

Cash and cash equivalents, beginning of period	21,314	20,905

Cash and cash equivalents, end of period	$27,862	$29,115

Supplemental disclosures of cash flow information:
Cash paid during the year to date period for:
Interest	$10	$11
Income taxes	$303	$166

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2006. Certain prior period amounts have been reclassified to conform to the current presentation as described in the following notes.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Equipment and improvements, net of accumulated depreciation and amortization

Equipment and improvements are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are generally three years for equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset. Repairs and maintenance costs are expensed as incurred. Equipment and improvements and accumulated depreciation as of December 31, 2005 have been reclassified to conform to the current presentation. The cost and accumulated depreciation of equipment and improvements consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Computer equipment	$4,046	$3,669
Furniture and fixtures	2,009	2,004
Leasehold improvements	2,408	2,053
Equipment under capital leases	594	594

	9,057	8,320
Less: accumulated depreciation and amortization	(7,038)	(6,373)

Equipment and improvements, net of accumulated depreciation	$2,019	$1,947

(b) Computer software for internal use, net of accumulated amortization

We capitalize and amortize costs associated with computer software developed or purchased for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). We amortize capitalized software costs generally over three years commencing on the date the software is placed into service. During the first two quarters of 2006, we capitalized costs totaling $0.4 million for computer software developed for internal use. The cost and accumulated amortization of computer software for internal use was as follows:

(in thousands)	June 30, 2006	December 31, 2005
Computer software purchased	$2,779	$2,575
Computer software developed for internal use	207	—
Computer software developed for internal use, not yet placed in service	489	317

	3,475	2,892
Less: accumulated depreciation and amortization	(2,220)	(2,047)

Computer software for internal use, net of accumulated amortization	$1,255	$845

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Stockholder’s Equity

On June 1, 2006, our Board of Directors declared the company’s first quarterly cash dividend of $.03 per share. The dividend of approximately $1.1 million was paid on July 17, 2006 to shareholders of record as of July 3, 2006. The accrued liability for this dividend of $1.1 million is included in “Accounts payable and accrued expenses” at June 30, 2006.

(d) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic
Net income (loss)	$430	$356	$(916)	$429

Weighted average common shares outstanding	35,561	35,881	35,567	35,962

Earnings (loss) per share, basic	$0.01	$0.01	$(0.03)	$0.01

Diluted
Net income (loss)	$430	$356	$(916)	$429

Weighted average common shares outstanding	35,561	35,881	35,567	35,962
Effect of assumed exercise of stock options and warrant	1,445	574	—	686

Weighted average common shares outstanding, assuming dilution	37,006	36,455	35,567	36,648

Earnings (loss) per share, diluted	$0.01	$0.01	$(0.03)	$0.01

Outstanding options and warrants excluded as impact would be anti-dilutive	4,664	5,942	8,886	5,913

(e) Segment reporting

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

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2006		2005		2006		2005
United States	$19,675	66%	$16,289	69%	$37,130	65%	$33,608	70%
United Kingdom	3,798	13%	2,373	10%	7,070	13%	5,158	11%
Europe, other	2,572	9%	3,133	13%	7,382	13%	5,921	12%
Other	3,578	12%	1,993	8%	5,158	9%	3,331	7%

	$29,623	100%	$23,788	100%	$56,740	100%	$48,018	100%

In the second quarter of 2006, one customer represented 10% of our total revenue. In the second quarter of 2005, one customer represented 17% of our total revenue. In the first half of 2006, no single customer represented more than ten percent of our total revenue. In the first half of 2005, one customer represented 11% of our total revenue.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Share-Based Compensation

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

We periodically grant stock options for a fixed number of shares of common stock to our employees, directors and non-employee contractors, with an exercise price greater than or equal to the fair market value of our common stock at the date of the grant. In June 2006, we granted unrestricted common stock to members of our Board of Directors (other than Alan Trefler, our Chairman and Chief Executive Officer) in lieu of the annual stock option grant historically made. We recorded $275 thousand of compensation expense for this award. At June 30, 2006, we had five stock-based compensation plans, which are described more fully below. The following table presents the share-based compensation expense included in our unaudited, condensed consolidated statement of operations.

(in thousands, except per share amounts)	Three months ended June 30, 2006	Six months ended June 30, 2006
Stock-based compensation expense:
Cost of services	$68	$137
Research and development	35	75
Selling and marketing	151	261
General and administrative	318	362

Total stock-based compensation before tax	572	835
Income tax benefit	(213)	(308)

Net share-based compensation expense	$359	$527

Effect on earnings (loss) per share:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for the options (“excess tax benefits”) to be classified as financing cash flows. There was $213 thousand of excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow for the six months ended June 30, 2006, if we had not adopted SFAS 123R.

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005
Expected volatility(1)	76%	75%
Expected post-vesting option life(2)	3.6 years	2.5 years
Interest rate (risk free)(3)	5.11%	4.18%
Expected annual dividend yield(4)	.91%	None

	Six months ended June 30, 2006	Six months ended June 30, 2005
Expected volatility(1)	77%	75%
Expected post-vesting option life(2)	3.6 years	2.5 years
Interest rate (risk free)(3)	4.95%	3.95%
Expected annual dividend yield(4)	.38%	None

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of our common stock over a period of time which approximates the expected option term.
(2)	The expected post-vesting option life for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.
(3)	The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield as shown in the chart above is based on the weighted average of the dividend yield assumption used for options granted during the period. Options granted prior to the date of declaration were valued using a dividend yield of zero. Options granted after the date of declaration were valued using a dividend yield of 1.7%. The expected annual dividend yield was calculated based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter * 4 quarters) divided by the average stock price.

Through December 31, 2005, we accounted for stock-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options to employees and non-employee directors with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method as prescribed by SFAS 123 been applied to our financial statements, the effect on net income and earnings per share would have been as follows:

(in thousands, except per share amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income (loss), as reported	$356	$429
Add: Stock based compensation expense for stock options included in reported net income, net of income taxes	—	—
less: Total stock based compensation expense for stock options determined under fair value method, net of income taxes	(4,055)	(5,340)

Net income (loss), pro-forma	$(3,699)	$(4,911)

Earnings (loss) per share:
Basic—as reported	$0.01	$0.01
Basic—pro forma	$(0.10)	$(0.14)
Diluted—as reported	$0.01	$0.01
Diluted—pro forma	$(0.10)	$(0.13)

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1994 Long-term incentive plan

In 1994, we adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of June 30, 2006, options to purchase an aggregate of 5.5 million shares of common stock were outstanding under the 1994 Plan. We do not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

1996 Non-employee director stock option plan

In 1996, we adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the grant to non-employee Directors of the Company of options to purchase shares of our common stock. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to provide for (i) the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors following the annual meeting of stockholders (commencing in 2000), of a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. The Compensation Committee administers the Director Plan. At June 30, 2006, there were outstanding options under the Director Plan to purchase an aggregate of 220,000 shares. We do not intend to issue any options under the Director Plan in the future.

1996 Employee stock purchase plan

In 1996, we adopted a 1996 Employee Stock Purchase Plan (the “1996 Stock Purchase Plan”) pursuant to which our employees were entitled to purchase up to an aggregate of 1.0 million shares of common stock at a price equal to 85% of the fair market value of our common stock on either the commencement date or completion date for offerings under the plan, whichever is less. During 2005, we amended the 1996 Stock Purchase Plan to provide that, for each offering period beginning on May 1, 2005 or later, employees are entitled to purchase shares of common stock at a price equal to 95% of the fair market value on the completion date of the offering period. As of June 30, 2006, there had been fourteen offerings under the plan and approximately 0.7 million shares had been issued thereunder. The 1996 Stock Purchase Plan is tax qualified and as of June 30, 2006 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes. The 1996 Stock Purchase Plan terminates on November 1, 2006.

2004 Long-term incentive plan

In 2004, we adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of June 30, 2006, a total of 7 million shares of common stock had been authorized under the 2004 Plan, approximately 3.3 million shares were subject to outstanding options and approximately 3.6 million shares were available for issuance. Beginning June 2006, each member of our Board of Directors (except Mr. Trefler) will receive an annual grant of unrestricted common stock; for the number of shares equal to $55,000 divided by the fair market value of our common stock on the grant date. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

2006 Employee stock purchase plan

In 2006, we adopted the 2006 Employee Stock Purchase Plan (the “2006 Stock Purchase Plan”) pursuant to which our employees are entitled to purchase up to an aggregate of 500,000 shares of common stock at a price equal to 85% of the fair market value of our common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as our Board of Directors may establish from time to time. For the first offering under the 2006 Stock Purchase Plan and for

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future offerings until our Board of Directors determines otherwise, our Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. The first offering period under the 2006 Stock Purchase Plan begins November 1, 2006.

The 2006 Stock Purchase Plan is tax qualified and as of June 30, 2006 no compensation expense related to shares issued under the plan has been recognized for financial statement purposes.

Shares reserved

As of June 30, 2006, 4.4 million shares were reserved for future issuance under our stock plans including zero shares for the 1994 Plan, zero shares for the Director Plan, 0.3 million shares for the 1996 Stock Purchase Plan, 3.6 million shares for the 2004 Plan and 0.5 million shares for the 2006 Stock Purchase Plan.

The following table presents the combined stock option activity for the 1994 Plan, the 2004 Plan and the Director Plan for the first six months of 2006:

	Shares (in thousands)	Weighted Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2006	9,728	$7.85	6.02
Granted	167	7.86
Exercised	(63)	5.59
Cancelled	(597)	7.83

Outstanding at March 31, 2006	9,235	7.86	6.17
Granted	82	7.27
Exercised	(198)	4.15
Cancelled	(275)	8.91

Outstanding at June 30, 2006	8,844	7.91	6.02

The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (in thousands)	Number of shares Exercisable (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (in thousands)
$ 2.33-4.38	2,315	5.17	$4.08		1,977	4.90	$4.07
4.48-7.50	2,214	7.65	6.78		1,811	7.35	6.83
7.54-8.67	3,244	6.20	8.18		3,084	6.02	8.20
8.71-25.75	1,071	3.96	17.69		1,071	3.96	17.69

Total	8,844	6.02	7.91	$5,602	7,943	5.77	8.14	$4,774

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of our stock of $6.42 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 2.4 million.

The intrinsic value of options exercised during the first quarter of 2006 was $0.6 million. The weighted-average grant-date fair value of options granted during the second quarter of 2006 was $4.90 per share. The intrinsic value of options vested during the second quarter 2006 was $0.1 million.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of our employee stock options was approximately $1.3 million and is expected to be recognized over a weighted-average period of approximately 1.65 years.

Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2006 was $0.8 million and $1.3 million, respectively. The actual tax benefit for the tax deductions from option exercises for the three and six months ended June 30, 2006 totaled $0.2 million and $0.3 million, respectively.

During the second quarter of 2006, 37,905 unrestricted shares of our common stock were granted to members of our Board of Directors under the 2004 Long Term Incentive Plan. As this award was unrestricted, no awards remain unvested as of June 30, 2006. The weighted average grant date value per share of the awards was $7.25.

(g) Recently Issued Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies FASB Statement No. 109 (FAS 109), Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We have not determined its impact, if any, on our financial statements.

3. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income (Loss),” requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income (loss) is as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Comprehensive income (loss):
Net income (loss)	$430	$356	$(916)	$429
Other comprehensive income (loss):
Foreign currency translation adjustments	107	(120)	140	(267)
Unrealized gain (loss) on securities	(70)	141	(99)	(175)

Comprehensive income (loss):	$467	$377	$(875)	$(13)

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

Beginning in 2005, most of our license revenue from new license signings has involved our PegaRULES Process Commander software and related solution frameworks. These products often require less implementation assistance than prior generations of our software products. In many cases this has enabled us to shorten the length of the sales process and the time required to receive customer acceptance of the software product. Significantly, PegaRULES Process Commander and solution frameworks can be used more broadly by customers within our traditional financial services and healthcare markets, as well as by customers outside of our traditional markets, enabling us to sell to expanded markets.

In recent years, we have typically licensed our software to new customers pursuant to perpetual licenses, under which a customer pays a single license fee at the commencement of the license, rather than term licenses. Under term licenses a customer pays a monthly fee during the license term and must renew the license for additional fees to continue to use the software after the original term. We expect that perpetual licenses for new customers will continue to be a significant portion of total license signings, although we expect to enter into new term licenses in certain instances. Our use of perpetual licenses rather than term licenses may have the effect, with respect to a given transaction, of increasing our license revenue and cash flow in the short term, but of decreasing the amount of renewal revenue and cash flow in the future.

Recently, we have been entering into more term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are made in advance. This has the effect, with respect to a particular agreement, of reducing our term license revenue in the initial period but increasing the amount of recurring future term license revenue during the remainder of the license term, but does not change the expected cash flow. Generally, in prior periods, we entered into term licenses with contract provisions that required us to recognize the present value of committed future term license payments upon customer acceptance at the beginning of the license term.

Overview of Results of Operations

Executive Summary

In the first half of 2006, our total revenue was $56.7 million, an 18% increase from the first half of 2005. This increase reflected higher professional services revenue from license implementations and higher maintenance revenue, partially offset by lower license revenue. Our continued investment in expanding the number of trained services personnel to meet the increasing number and value of new license signings caused our services gross margin to decline from the first half of 2005 to the first half of 2006. Deferred revenue increased $7.6 million from June 30, 2005 to $22.2 million at June 30, 2006 due to a $7.4 million increase in deferred license revenue. Our continued investments to support growth in services and sales, and stock option expense related to the adoption of SFAS 123R, resulted in a net loss of $(0.9) million for the first half of 2006. Cash flow from operations in the first half of 2006 was $14.9 million.

Overview

Total revenue in the first half of 2006 increased 18% to $56.7 million from $48.0 million in the first half of 2005. This increase was driven primarily by an $11.7 million increase in professional services revenue related to license implementations and a $2.1 million increase in maintenance revenue, partially offset by a $5.0 million decrease in license revenue. The $5.0 million decrease in license revenue was due to a $2.6 million decrease in perpetual license revenue and a $2.5 million decrease in term license revenue. The $2.5 million decrease in term license revenue reflects our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are made in advance. During the first half of 2006, we signed agreements with approximately $9 million in term license fees expected to be recognized as revenue in future periods as payments become due.

The aggregate dollar value of license signings in the first half of 2006 was significantly higher than the dollar value of license signings in the first half of 2005. The number of license signings in the first half of 2006 increased significantly from the number of license signings in the first half of 2005 and was comparable to the number of license signings in the second half of 2005. The dollar value and number of license signings are likely to fluctuate considerably quarter to quarter.

Cost of services revenue in the first half of 2006 increased $9.4 million from the first half of 2005, which reduced our overall service gross margin from 46% in the first half of 2005 to 42% in the first half of 2006. The increase in these costs resulted from our continued investment in expanding the number of trained services personnel, including new Pegasystems and partner staff, to better meet the increase in new license signings. Services gross profit increased $4.3 million for the first half of 2006 compared to the first half of 2005 due to increased services revenue, partially offset by a decrease in services margin percentage.

Total operating expenses in the first half of 2006 increased $4.0 million, or 12%, from the first half of 2005, due to our continued investment in expanding the number of sales and services personnel to better meet the increase in new license signings, and stock option expense related to the adoption of SFAS 123R.

Income (loss) before provision for income taxes decreased from a profit of $0.7 million in the first half of 2005 to a loss of $(1.4) million in the first half of 2006, primarily due to the $5.0 million decrease in license revenue and a $4.0 million increase in operating expenses, partially offset by a $4.3 million improvement in services gross profit and a $2.5 million improvement in other income and expense. Net income (loss) changed from a profit of $0.4 million in the first half of 2005 to a loss of $(0.9) million in the first half of 2006.

We generated $14.9 million in cash flow from operations during the first half of 2006, and ended the period with $126.1 million in cash and short-term investments and $46.5 million in combined short and long-term license installment receivables.

Revenue

Our total revenue for the second quarter of 2006 increased 25% to $29.6 million from $23.8 million for the second quarter of 2005. Our total revenue for the first half of 2006 increased 18% to $56.7 million from $48.0 million for the first half of 2005. These increases were primarily due to increases in professional services revenue and maintenance revenue, partially offset by decreases in license revenue. The following table summarizes our revenue composition:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
License revenue (1)
Perpetual licenses	$3.4	$6.4	$8.4	$11.0
Term licenses	3.5	1.6	5.4	7.9

Total license revenue	6.9	8.0	13.8	18.9

Services revenue
Professional services and training	16.8	10.6	30.9	19.2
Maintenance	5.9	5.2	12.0	9.9

Total services revenue	22.7	15.8	42.9	29.1

Total revenue	$29.6	$23.8	$56.7	$48.0

(1)	License revenue composition amounts reported in a similar table in previous periods have been reformatted to the current presentation. The total license revenue amount has not changed from prior presentation.

Total license revenue for the second quarter of 2006 decreased 13% to $6.9 million from $8.0 million for the second quarter of 2005. This decrease was the result of a $3.0 million decrease in perpetual license revenue, partially offset by a $1.9 million increase in term license revenue. Total license revenue for the first half of 2006 decreased 27% to $13.8 million from $18.9 million for the first half of 2005. This decrease was the result of a decrease of $2.6 million in perpetual license revenue and a decrease of $2.5 million in term license revenue. The decreases in term license revenue were primarily due to our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are in advance. During the first half of 2006, we signed agreements with approximately $9 million in term license fees expected to be recognized as revenue in future periods as payments become due. Term license renewals scheduled for the full year 2006 are modestly higher than actual term license renewals in the full year 2005. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

The increase in professional services and training revenue of $6.2 million in the second quarter of 2006 and $11.7 million in the first half of 2006 reflects increased demand from our customers for professional services related to new license implementations. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Maintenance revenue increased 13% to $5.9 million in the second quarter of 2006 from $5.2 million in the second quarter of 2005. Maintenance revenue increased 21% to $12.0 million in the first half of 2006 from $9.9 million in the first half of 2005. The increases in maintenance revenue were due to a larger installed base of software and a higher proportion of perpetual licenses in the installed base which yield greater maintenance revenue than term licenses.

We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded. We base these estimates on historical analyses of credit memo data, current economic trends, and our experience with customer disputes, products, customer industry and other known factors. These estimated amounts are deferred or reserved until the related elements of the agreements are completed and provided to the customer or the dispute is resolved. Our allowance for credit memos was $1.4 million at June 30, 2006, and $0.5 million at December 31, 2005. The following reflects the activity of the allowance for credit memos:

(in thousands)	Six months ended June 30, 2006	Year ended December 31, 2005
Balance at beginning of year	$470	$642
Revenue deferred	1,966	378
Credit memos issued that impact revenue	(1,031)	(550)

Balance at end of period	$1,405	$470

Deferred revenue at June 30, 2006 consisted primarily of the fees billed in connection with arrangements for which acceptance of the software license or completion of fixed price services had not occurred, and unearned portions of annual maintenance fees paid in advance. Our deferred revenue balance increased to $22.2 million at June 30, 2006, from $18.7 million at December 31, 2005. The $3.5 million increase was due primarily to an increase in pre-paid annual maintenance fees and new license sales for which acceptance of the software or completion of fixed price services had not occurred. Deferred revenue at June 30, 2006 was $7.6 million higher than deferred revenue at June 30, 2005, primarily due to our increased license signings. In certain situations where multiple license sales or implementations are ongoing with a single customer, for revenue recognition purposes these multiple arrangements may be deemed a single bundled arrangement, thereby delaying revenue recognition for the earlier license sale until all elements of the bundled arrangement are complete.

International revenue was 34% of total revenue for the second quarter of 2006 and 32% for the second quarter of 2005. International revenue was 35% of total revenue for the first half of 2006 and 30% for the first half of 2005. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk. See Item 3 for discussion regarding foreign currency exposure.

Cost of revenue

The cost of maintenance, professional services and training for the second quarter of 2006 increased 54% to $12.4 million from $8.0 million in the second quarter of 2005. Cost of services as a percentage of services revenue increased to 55% for the second quarter of 2006 from 51% for the second quarter of 2005. These increases were due primarily to a $2.1 million increase in compensation costs, a $1.3 million increase in contracted services and a $0.9 million increase in travel expenses. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners, to support an increase in the number of license implementation projects. Services gross margin was $10.3 million for the second quarter of 2006 compared to $7.7 million for the second quarter of 2005. The increase in services gross margin was primarily due to an increase in professional services gross margin and an increase in maintenance gross margin, reflecting our higher professional services and maintenance revenue.

The cost of maintenance, professional services and training for the first half of 2006 increased 60% to $25.0 million from $15.6 million in the first half of 2005. Cost of services as a percentage of services revenue increased to 58% for the first half of 2006 from 54% for the first half of 2005. These increases were due primarily to a $4.2 million increase in compensation costs, a $3.1 million increase in contracted services and a $1.9 million increase in travel expenses. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners, to support an increase in the number of license implementation projects. Services gross margin was $17.9 million for the first half of 2006 compared to $13.5 million for the first half of 2005. The increase in services gross margin was primarily due to an increase in maintenance gross margin, reflecting our higher maintenance revenue.

Operating expenses

Research and development expenses for the second quarter of 2006 increased 17% to $5.7 million from $4.9 million for the second quarter of 2005. As a percentage of total revenue, research and development expenses decreased to 19% in the second quarter of 2006 from 21% in the second quarter of 2005. Research and development expenses for the first half of 2006 increased 12% to $11.1 million from $9.9 million for the first half of 2005. These increases in research and development expenses were primarily due to increased spending on independent contractors assisting with our research and development efforts, primarily associated with the recent release of version 5.1 of PegaRULES Process Commander. As a percentage of total revenue, research and development expenses decreased to 20% for the first half of 2006 from 21% for the first half of 2005.

Selling and marketing expenses for the second quarter of 2006 increased 28% to $10.2 million from $7.9 million for the second quarter of 2005. As a percentage of total revenue, selling and marketing expenses increased to 34% in the second quarter of 2006 from 33% in the second quarter of 2005. Selling and marketing expenses for the first half of 2006 increased 18% to $19.9 million from $16.9 million for the first half of 2005. The increase in the first half of 2006 was due to increased compensation costs and hiring fees associated with additional sales staffing. As a percentage of total revenue, selling and marketing expenses were 35% in the first half of 2006 and 2005, due to the combined effect of higher selling and marketing spending in the first half of 2006 partially offset by increased total revenue in the first half of 2006.

General and administrative expenses for the second quarter of 2006 increased 13% to $3.4 million from $3.0 million for the second quarter of 2005. As a percentage of total revenue, general and administrative expenses decreased to 11% for the second quarter of 2006 from 13% for the second quarter of 2005. The increase in general and administrative expenses was primarily due to increased director compensation. General and administrative expenses for the first half of 2006 decreased 5% to $6.0 million from $6.3 million for the first half of 2005. As a percentage of total revenue, general and administrative expenses decreased to 11% for the first half of 2006 from 13% for the first half of 2005, due to the combined effect of increased revenue and lower general and administrative spending.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees recognized under the net present value method, decreased to $0.5 million in the second quarter of 2006 from $0.6 million in the second quarter of 2005. Installment receivable interest income decreased to $0.9 million in the first half of 2006 from $1.1 million in the first half of 2005. The decreases were due primarily to the lower total value of that portfolio, caused by our increasing use of perpetual licenses and our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are made in advance. For those term licenses for which we recognize revenue on a present value basis, a portion of the fee is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 6.7% during the past few years.

Other interest income, net

Other interest income increased to $1.3 million in the second quarter of 2006 from $0.7 million for the second quarter of 2005. Other interest income increased to $2.4 million in the first half of 2006 from $1.4 million for the first half of 2005. The increase was primarily due to improved yields and increased cash and investment balances.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gains and losses, was $0.4 million income in the second quarter of 2006 compared to ($0.7) million expense in the second quarter of 2005. Other income (expense), net, was $0.6 million income in the first half of 2006 compared to ($1.0) million expense in the first half of 2005. The favorable changes in other income (expense), net, resulted primarily from the impact of foreign exchange rate changes on transactions recorded on our financial statements in U.S. dollars which are denominated in foreign currencies, consisting primarily of cash, investments, license installments, receivables, accounts payable and accruals. In particular, changes in the exchange rates of European currencies in comparison to the U.S. dollar have favorably impacted foreign currency denominated assets.

Income (loss) before provision for income taxes

Income (loss) before provision for income taxes decreased to $0.2 million income in the second quarter of 2006 from $0.5 million income in the second quarter of 2005. This decrease was primarily due to a $3.5 million increase in operating expenses primarily due to investments in sales and a $1.0 million decrease in license gross margin, partially offset by a $2.6 million increase in services gross margins, a $1.1 million increase in other income and expense related to foreign currency transactions and a $0.6 million improvement in other interest income, net.

Income (loss) before provision for income taxes changed to a ($1.4) million loss in the first half of 2006 from $0.7 million income in the first half of 2005. This change was primarily due to a $4.9 million decrease in license gross margin and a $4.0 million increase in operating expenses primarily due to investments in sales, partially offset by a $4.3 million increase in services gross margins and a $1.7 million increase in other income and expense related to foreign currency transactions and a $1.1 million improvement in other interest income, net.

Provision for income taxes

The provision for income taxes in the first half of 2006 was a benefit of $(0.4) million, compared to a tax provision of $0.2 million in the first half of 2005. The income tax provision during 2006 is expected to benefit from research and experimentation tax credits, deductions related to export activity and claims filed for refunds of foreign income taxes.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At June 30, 2006, we had cash and equivalents and short-term investments of $126.1 million, an $11.4 million increase from $114.7 million at December 31, 2005. This increase was primarily due to $14.9 million of cash flow from operations and $1.2 million from the exercise of stock options, partially offset by $3.5 million used to repurchase outstanding shares of our common stock and $1.3 million used for investments in equipment and software.

Working capital was $136.0 million at June 30, 2006, a $5.1 million increase from $130.9 million at December 31, 2005. Working capital increased primarily due to an $11.4 million increase in cash and investments, partially offset by a $3.4 million increase in deferred revenue. The $3.4 million increase in deferred revenue was primarily due to an increase in pre-paid annual maintenance fees and new license signings for which acceptance of the software or completion of fixed price services had not occurred.

Cash flow from operating activities for the first half of 2006 decreased to $14.9 million from $16.0 million for the first half of 2005. During the first half of 2006, cash flow benefited from an $11.4 million reduction in license installments, a $3.4 million increase in deferred revenue, partially offset by a $(0.9) million net loss. The decrease in license installments reflects the lower average remaining life of our term licenses recorded on the balance sheet (see discussion below in this section). Accounts receivable days billing outstanding has increased from 74 days at December 31, 2005 to 78 days at June 30, 2006, primarily due to slower payments by some large customers.

Net cash used in investing activities for the first half of 2006 was ($6.5) million, primarily due to net purchases of marketable debt securities. This compared with ($5.5) million used in investing activities in the first half of 2005, which was also primarily due to net purchases of marketable debt securities. Investments in equipment and software increased to $1.3 million in the first half of 2006 from $0.8 million in the first half of 2005.

In 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock, in open market or privately negotiated transactions. During the first half of 2006, we repurchased 518,981 shares for $3.7 million under the program in open market purchases. During 2005, we repurchased 957,112 shares for $5.9 million under the program in open market purchases. This authorization to repurchase shares expired on June 30, 2006. Our repurchase activity in the first six months of 2006 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Share Repurchase Program (in thousands)
January 2006	—	$—	—	$4,123
February 2006	—	—	—	4,123
March 2006	41,994	$7.42	999,106	3,812
April 2006	—	—	—	3,812
May 2006	224,092	$7.15	1,223,198	2,210
June 2006	252,895	$7.03	1,476,093	Program Complete

Total	518,981	$7.11	1,476,093

(1)	All shares were purchased pursuant to the share repurchase program.

On May 30, 2006, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock beginning July 1, 2006. Any purchases will be made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations.

This new authorization to repurchase shares is currently scheduled to expire on June 30, 2007.

On June 1, 2006, our Board of Directors declared the company’s first quarterly cash dividend of $.03 per share. The dividend of approximately $1.1 million was paid on July 17, 2006 to shareholders of record as of July 3, 2006. The accrued liability for this dividend of $1.1 million is included in “Accounts payable and accrued expenses” at June 30, 2006. Quarterly dividends are expected to continue at $0.03 per share, subject to change by our Board of Directors, to shareholders of record as of the first trading day of each quarter.

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

As of June 30, 2006, we had material commitments for purchases of customer support and consulting services, and payments under capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in an 85,228 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, with the option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2010. Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of June 30, 2006, our known contractual obligations were as follows:

(in thousands)	Payment due by period
Contractual obligations:	Total	Remainder of 2006	2007 & 2008	2009 & 2010	2011 and after
Purchase commitments	$2,998	$750	$2,190	$58	$—
Capital lease obligations	115	52	63	—	—
Operating lease obligations	24,757	1,906	6,873	7,067	8,911

Total	$27,870	$2,708	$9,126	$7,125	$8,911

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions.

The following amounts of cash are due for receipt in connection with our existing term license agreements:

	License installments for term licenses recorded on the balance sheet	License installments to be recorded as payments become due
Years ending December 31,	(in thousands)
Remainder of 2006	$10,812	$1,968
2007	20,142	4,028
2008	10,572	3,276
2009	3,399	1,653
2010	2,691	851
2011 and thereafter	3,389	221

Total	$51,005	$11,997

Recently issued accounting pronouncements

In June 2006, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies FASB Statement No. 109 (FAS 109), Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We have not determined its impact, if any, on our financial statements.

Critical accounting policies and estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition,

•	Deferred revenue,

•	Allowance for doubtful accounts and allowance for credit memos,

•	Stock-based compensation,

•	Accounting for income taxes, and

•	Contingencies.

A full discussion of these accounting policies is included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion. The following information regarding critical accounting policies and estimates has been updated since our 10-K.

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

Term software license fees are generally payable on a monthly basis under license agreements that generally have a five-year term and may be renewed for additional years at the customer’s option. We have a history of successfully collecting payments under such term software license arrangements, and therefore, the present value of future license payments is generally recognized as revenue upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, provided all other revenue recognition criteria are met. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. Many of our license agreements provide for license fee increases based on inflation. When such an increase occurs, as determined by the terms of the license agreement, we recognize the present value of such increases as revenue; the remainder of the increase is recognized as installment receivable interest income over the remaining license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 6.7% for the past few years. As a result, revenue that we recognize relative to new license arrangements of this type would be impacted by changes in market interest rates. We are increasingly entering into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance.

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

We do not have vendor specific objective evidence of the fair values of fixed-price services projects because we do not have a reliable track record for accurately estimating the time and resources needed to complete such projects. Revenue from fixed-price services projects is recognized as the services are provided based upon the hours incurred at amounts equal to the direct costs incurred, up to the amounts billed to date, resulting in no gross profit recognized until completion of the project. When the fixed-price services are part of a multiple element arrangement including a license sale, we account for the license sale and the fixed-price services as one unit. Revenue from such arrangements is recognized as the services are provided based on direct costs incurred up to the amounts billed to date, resulting in no gross profit being recognized with respect to either the services or the license elements until completion of the project.

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

We have very limited revenue through resellers; therefore we typically have not provided price protection or stock rotation rights. We have, in a small number of instances, provided limited rights of return or cancellation. We record allowances for estimates of potential credit memos and sales returns when the related revenue is recorded, and review them periodically. These estimates are based on historical analyses of credit memo data, current economic trends, and our experience with customer disputes, products, customer industry and other known factors. These estimated amounts are deferred or reserved until the related elements of the agreement are completed and provided to the customer or the dispute is resolved.

We warrant that our software products will conform to documented specifications. We have not experienced significant claims related to software warranties beyond the scope of maintenance support which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of June 30, 2006, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

Stock-based compensation

We periodically grant stock options for a fixed number of shares to employees, non-employee directors and contractors with an exercise price greater than or equal to the fair market value of the shares at the date of the grant. Until January 1, 2006, we accounted for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors was determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation was measured and the price the employee or director must pay to exercise the award. The measurement date for employee and director awards is generally the date of grant. Prior to January 1, 2006, we disclosed in the notes to our consolidated financial statements the pro forma effect on our statement of operations if we had employed the fair value method of accounting for stock option grants. For purposes of that disclosure, we used a Black-Scholes multiple pricing model to value the options granted which required us to make certain assumptions including the estimated life of options, the volatility of our stock price, the risk-free rate of return and dividend yield. Our assumption regarding the average life of our options and the volatility of our stock was based on an analysis of our historical stock option exercises and stock price as reported by NASDAQ over a period approximating the assumed average life of our options and ending on the date the determination was made. Our assumption regarding the risk-free rate of return was based on U.S. Treasury note yields. The dividend was equal to zero, as no dividends had been declared through December 31, 2005. Stock options granted to contractors were accounted for using the fair value method. Under the fair value method, compensation associated with stock awards to contractors is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model.

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

In the second quarter of 2006, we estimated the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. If the assumed 3.6 year post-vesting option life was one year longer or shorter, the valuation of options and expense would be up to 12% higher or lower, respectively. If the assumed 76% volatility of our stock price was ten percentage points higher or lower, the valuation of options and expense would be up to 10% higher or lower, respectively. If the assumed 5.11% risk-free interest rate over the expected term of the options was up to two hundred basis points higher or lower, the valuation of options and expense would be up to 3% higher or lower, respectively. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive awards. If the assumed 1.7% dividend yield was one percentage point higher or lower, the valuation of options and expense would be up to 15% higher or lower.

As required by SFAS 123R, we reduce current expense for an estimate of expected forfeitures of stock options prior to vesting by employees whose employment with us terminates. We base our estimate on an analysis of our history of forfeited options with similar vesting terms. This estimate is “trued up” for actual forfeitures of options during vesting.

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of our employee stock options was approximately $1.3 million and is expected to be recognized over a weighted-average period of approximately 1.65 years. In the first quarter of 2006, there were no changes in the quantity or type of instruments used in share-based payment programs, or the terms of share-based payment arrangements.

During the second quarter of 2006, our Board of Directors decided to provide our directors (except Mr. Trefler) with an annual award of unrestricted common stock, in lieu of a grant of stock options; for the number of shares equal to $55,000 divided by the fair market value of our common stock on the issue date. A total of 37,905 shares were issued to our directors in June 2006.

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

Significant customers

During the second quarter of 2006, one customer represented 10% of our total revenue. During the second quarter of 2005, one customer represented 17% of our total revenue. During the first half of 2006, no single customer accounted for more than ten percent of our total revenue. During the first half of 2005, one customer accounted for approximately 11% of our total revenue.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 34% of our total revenue in the second quarter of 2006 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our offices in the U.S., and some of those transactions are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in other currencies. In addition, our U.S. operating company holds some cash and investments in currencies other than the U.S. dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus the U.S. dollar functional currency we recognize a currency gain or (loss) in the statement of operations as other income (expense) related to foreign currency transactions. We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $23 million as of June 30, 2006. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of June 30, 2006, with most of that change recognized in the statement of operations as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of $47 million as of June 30, 2006 reflects the weighted average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A two hundred basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $1 million as of June 30, 2006.

We have invested in fixed rate marketable debt securities. A two hundred basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $3 million as of June 30, 2006. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective as of that date, for the reasons described below.

In our Annual Report on Form 10-K for 2005, we disclosed our management’s assessment that our internal control over financial reporting contained a material weakness in our ability to properly apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that contain complex and non-standard terms and a material weakness relating to our ability to make accurate estimates impacting our tax provision. The assessment of our CEO and CFO, as of June 30, 2006, was that while actions have been taken to address these material weaknesses, such measures had not been sufficient to effectively remediate the noted weaknesses. As a result, we believe that a material weakness still exists in these two areas.

To address the material weakness described above relating to revenue recognition, we are in the process of improving the expertise of our staff responsible for revenue recognition and augmenting the expertise of our staff with third party expertise. In particular, we plan to improve our ability to identify when customer contracts contain non-standard features. We also intend to improve our research protocol so that we more fully understand the applicable accounting for such features.

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

Christopher Sullivan resigned from his position of CFO, effective June 1, 2006. While a search is conducted for his replacement, Shawn Hoyt, our Vice President and General Counsel, has assumed the role of interim CFO. James Reilly, our Vice President, Finance, was promoted to the role of Chief Accounting Officer.

Part II - Other Information:

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.

Factors relating to our revenues

In recent years, we have typically licensed our software to new customers pursuant to perpetual licenses rather than term licenses, which has the effect of decreasing the amount of future term license renewal revenue and cash flow, and could reduce our overall future license revenue and cash flow if we are unable to increase the future volume of license transactions. In prior years, we typically licensed our software under term licenses requiring the customer to make monthly payments over the license term. More recently, we have typically been selling perpetual licenses to our software with a single license fee being payable at the commencement of the license (although our term license revenue exceeded our perpetual license revenue in 2005 due to a few large term licenses). We expect that perpetual licenses for new customers will continue to be a significant portion of total license signings, although we expect to enter into new term licenses in certain instances. Our use of perpetual licenses may have the effect, with respect to such transactions, of increasing our license revenue and cash flow in the short term, but of decreasing the amount of renewal license revenue and cash flow in the future. If we are unable to increase the volume of new license transactions, given the anticipated decline in the renewal revenue from term license arrangements, our license revenue and cash flow will likely decline in future periods.

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

We are increasingly entering into smaller initial licenses with new customers, which could adversely affect our financial performance if we are not successful in obtaining follow-on business from these customers. Beginning in 2005, we have increasingly entered into small initial licenses with our new customers rather than selling large application licenses, to allow these new customers to realize business value from our software quickly and for a limited up-front investment. We expect this trend to continue in the near future. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales, which are typically larger than the initial sale. However, we may not be successful in demonstrating this initial value to some customers, for reasons relating to the performance of our products, the quality of the services and support we provide for our products, or external reasons. For these customers, we may not obtain follow-on sales or the follow-on sales may be delayed, and our license revenue will be limited to the smaller initial sale. This could lower average transaction size and adversely affect our financial performance.

Our term license revenue will decrease in the short term as we increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term of the agreement as license payments become due or ratably over the license term when paid in advance, or if existing customers do not renew their term licenses. A significant portion of our total revenue has been attributable to term licenses, including term license renewals. Historically, a significant portion of our term license revenue has been recognized as the present value of the committed future term license fees, as described in the Critical Accounting Policies contained in our Annual Report on Form 10-K for 2005. Beginning in 2006, we have increasingly entered into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. This has the effect, with respect to a particular agreement, of reducing our term license revenue in the initial period but increasing the amount of recurring future term license revenue during the remainder of the license term, but does not change the expected cash flow. As a result, our term license revenue will decrease in the short term. In addition, while historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. A decrease in term license renewal revenue absent offsetting revenue from other sources would have a material adverse effect on future financial performance.

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

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, due to the uncertain timing of the completion of implementation services, product acceptance by the customer and closing of additional sales. Our quarterly revenue may fluctuate significantly, in part because a large portion of our revenue in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or, in the case of term licenses, license renewal. In some cases, customers will not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from three to twelve months. Our PegaRULES products typically have a shorter sales cycle and implementation period than our historical application products. Risks over which we have little or no control, including customers’ budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Any increases in the length of our sales or acceptance cycles may adversely affect our financial performance, due in part to the recognition of sales staff and commission costs in advance of revenue recognition. Changes requested by customers may further delay product implementation and revenue recognition. Furthermore, in certain situations where multiple license sales or implementations are ongoing with a single customer, for revenue recognition purposes these multiple arrangements may be deemed a single bundled arrangement, thereby delaying revenue recognition for the earlier license sales until all elements of the bundled arrangement are complete, which could decrease the predictability of the timing of our license revenue.

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

We are investing heavily in sales and marketing and professional services in anticipation of increased license signings, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of license signings in the future. Demand for our products began to increase in the second half of 2005, and we anticipate that this increase in demand will continue. Consequently, we have been increasing our investment in sales and marketing by hiring additional sales and marketing personnel. We also anticipate that we will need to provide our customers with more professional services, training and maintenance as a result of this anticipated increase in demand, and have been hiring additional personnel in these areas. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the anticipated demand for our products does not materialize, or if we are unsuccessful in increasing the value of new license signings, we could experience decreased profitability or losses as a result of these increased fixed costs, and our financial performance and results of operations could be adversely affected. We experienced a net loss of $0.9 million for the first six months of 2006, largely due to lower-than-expected license revenue that was not sufficient to offset these increased costs.

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

The market for our offerings is increasingly and intensely competitive, rapidly changing, and highly fragmented. The market for business process management software and related implementation, consulting and training services is intensely competitive and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with companies that target the customer interaction and workflow markets, companies focused on business rules engines or enterprise application integration, “pure play” business process management companies and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote and distribute products and provide related consulting and training services. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 35% of total revenue in the first six months of 2006, 35% in 2005, 32% in 2004, and 20% in 2003. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in Europe and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

Factors relating to our internal operations and potential liabilities

We depend on certain key personnel, and must be able to attract and retain qualified personnel in the future. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales, and marketing personnel, including Alan Trefler, our Chief Executive Officer. The loss of key personnel could adversely affect financial performance. We do not have any significant key-man life insurance on any officers or employees and do not plan to obtain any. Our success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain our products is limited, and competition for their services is intense, and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to do so, our business, operating results and financial condition could be materially adversely affected.

In addition, Christopher Sullivan resigned as our Chief Financial Officer in May 2006, and we have not yet hired a permanent replacement for the CFO position. In the interim, Shawn Hoyt, our Vice President and General Counsel, has assumed the role of Interim CFO and James Reilly, our Vice President, Finance and Treasurer, has been promoted to Chief Accounting Officer. If we are not able to hire a permanent and qualified replacement for the CFO position in a timely manner, our Finance and Legal operations may become overly strained, the quality of work may suffer, and our investors may react negatively, which could cause our stock price to decline.

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

Investor confidence and our stock price may be adversely impacted if we are unable to effectively remediate in a timely manner the two existing material weaknesses in our internal control over financial reporting, or if in future periods our management is unable to provide an unqualified assessment regarding the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation regarding management’s assessment, for our 2006 fiscal year or beyond, in each case as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting, and requiring the company’s independent registered public accounting firm to report on management’s assessment. For the year ended December 31, 2005, management’s assessment is included on page 37 of our Annual Report on Form 10-K for such year and our independent registered public accounting firm’s attestation is included on page 38 of our Annual Report on Form 10-K for such year. For 2005, management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2005 was not effective due to a material weakness in our ability to properly apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that contain complex and non-standard terms and a material weakness relating to our ability to make accurate estimates impacting our tax provision. For the second quarter of 2006, management’s assessment is that these material weaknesses have not yet been effectively remediated, as discussed on page 23 of this Quarterly Report on Form 10-Q. For future periods, although we intend to diligently and regularly review and update our internal control over financial reporting in order to improve controls and ensure compliance with the Section 404 requirements, our management may not be able to provide an unqualified assessment for our 2006 fiscal year or beyond, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment Any inability to effectively remediate in a timely manner the two existing material weaknesses, or any inability in the future to provide an unqualified assessment regarding our internal control over financial reporting or to obtain an unqualified opinion from our independent registered public accounting firm, could result in a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock (the “Initial Program”). That authorization expired June 30, 2006. On June 1, 2006, we announced that our Board of Directors approved a new $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007 (the “New Program). Under the New Program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the New Program may be made from time to time on the open market or in privately negotiated transactions. The New Program may be suspended or discontinued at any time without prior notice. Our repurchase activity in each of the first six months of 2006 under the Initial Program was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Initial Program (in thousands)
January 2006	—	$—	—	$4,123
February 2006	—	—	—	4,123
March 2006	41,994	7.42	999,106	3,812
April 2006	—	—	—	3,812
May 2006	224,092	7.15	1,223,198	2,210
June 2006	252,895	7.03	1,476,093	Program Completed

Total	518,981	7.11	1,476,093

(1)	All shares were purchased pursuant to the Initial Program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 30, 2006. The following matters were voted upon:

Alexander V. d’Arbeloff, Richard H. Jones, Steven F. Kaplan, James P. O’Halloran, Alan Trefler and William W. Wyman were elected to serve as Directors of the Company until the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Mr. d’Arbeloff was elected with 34,855,942 votes “FOR” and 165,660 votes “WITHHELD”, Mr. Jones was elected with 34,840,818 votes “FOR” and 180,784 votes “WITHHELD”, Mr. Kaplan was elected with 34,599,886 votes “FOR” and 421,716 votes “WITHHELD”, Mr. O’Halloran was elected with 34,069,873 votes “FOR” and 951,729 votes “WITHHELD”, Mr. Trefler was elected with with 34,843,917 votes “FOR” and 177,685 votes “WITHHELD”, and Mr. Wyman was elected with 31,513,194 votes “FOR” and 3,508,408 votes “WITHHELD”.

The stockholders approved the Pegasystems Inc. 2006 Employee Stock Purchase Plan, as further described in note 2(f) of the notes to unaudited condensed consolidated financial statements appearing elsewhere in this Report on Form 10-Q, with 28,837,366 votes “FOR”, 822,169 votes “AGAINST,” 404,910 votes “ABSTAINING” and 4,957,157 “NON-VOTES”.

The stockholders approved the ratification of the Audit Committee’s selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006, with 34,948,438 votes “FOR”, 62,685 votes “AGAINST” and 10,479 votes “ABSTAINING” and 0 “NON-VOTES”.

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

Pegasystems Inc.

Date: August 7, 2006	By:	/s/ Alan Trefler
Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 7, 2006	By:	/s/ Shawn Hoyt
Shawn Hoyt
Interim Chief Financial Officer, General Counsel and Secretary (principal financial officer)

Date: August 7, 2006	By:	/s/ James Reilly
James Reilly
Vice President, Finance, Treasurer and Chief Accounting Officer
(principal accounting officer)

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