Form 10-K/A
period 2005-12-31
PEGASYSTEMS INC
filed 2007-04-25
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

There were 35,367,873 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 16, 2007.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2006	III

EXPLANATORY NOTE

On March 5, 2007, Pegasystems Inc. (the “Company”), issued a press release and filed a related Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”), announcing that it would be restating its previously issued financial statements and other financial information for the years 2005, 2004 and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004.

The Company is restating the previously issued financial statements and other financial information referenced above to correct the timing of revenue recognition for certain arrangements which include fixed-price services. The Company is also restating the previously issued financial statements and other financial information referenced above to correct the timing of revenue recognition for time and materials services provided but not yet invoiced, and to correct certain other immaterial errors. This Amendment No. 1 (this “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Original Form 10-K”) is being filed to restate financial statements and other financial information for the years 2005, 2004 and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005, 2004 and 2003.

This Form 10-K/A also includes revisions and additional disclosures in response to comments from the SEC staff. Although the SEC staff did not require the Company to amend its previous filings with respect to these comments, the revisions and additional disclosures included in this Form 10-K/A reflect the Company’s commitment to address these comments in future filings.

Specifically, this Form 10-K/A amends and restates the following portions of the Original Form 10-K:

•	Part I, Item 1. Business;

•	Part I, Item 1A. Risk Factors;

•	Part II, Item 6. Selected Consolidated Financial Data;

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8. Financial Statements and Supplementary Data;

•	Part II, Item 9A. Controls and Procedures;

•	Part IV, Item 15. Exhibits and Financial Statements Schedules;

•	Schedule II, Consent of Independent Registered Public Accounting Firm; and

•	Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as required to reflect the items described above, no other modifications or updates have been made to the Original Form 10-K. Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original Form 10-K. This Form 10-K/A does not describe events occurring after the Original Form 10-K (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, as information in such filings may update or supersede certain information contained in this Form 10K/A.

In light of the restatements referenced above, readers should not rely on our previously issued financial statements and other financial information for the years and each of the quarters in the years 2005, 2004, 2003, 2002 and 2001 or on the previously issued reports of our independent registered public accounting firm for those years.

PART I

ITEM 1	BUSINESS

Pegasystems was incorporated in Massachusetts in 1983. Our stock is traded on the NASDAQ Global Market under the symbol PEGA. Our website address is www.pega.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K/A. Unless the context otherwise requires, references in this Annual Report on Form 10-K/A to “the Company,” “registrant,” “we,” “us” or “our” refer to Pegasystems Inc. and its subsidiaries.

Forward-looking statements

This Annual Report on Form 10-K/A contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have identified certain risk factors in Item 1A on this Annual Report on Form 10-K/A that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We also offer purpose or industry specific solution frameworks built on the capabilities of our PegaRULES Process Commander software. PegaCARD Customer Process Manager, PegaHEALTH Customer Service Manager and Pega Customer Process Manager are solution frameworks that enable financial services, healthcare and other organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide specialized processing to meet the needs of different customers, departments or geographies. We offer frameworks that address exceptions management, which are transactions that are not automatically processed by existing systems. By automating not only research and decision making, but also the business processes necessary to execute the decisions, our exceptions management frameworks can reduce the costs and risks associated with manual processing, while improving quality and efficiency. These frameworks include PegaCARD Smart Dispute, Smart Investigate for Payments, Smart Investigate for Securities, Smart Adjust, and PegaHEALTH Claims Automation Suite. We also offer industry frameworks for retail banking and healthcare payers, and cross industry frameworks that assist our customers in gaining value from the use of our software.

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

Sales by geography

In 2005, 2004, and 2003, sales to customers based outside of the United States represented 34%, 30% and 21%, respectively, of our total revenue. During 2005, 2004 and 2003, we derived our revenue from the following geographic areas:

(in thousands)	2005		2004		2003
United States	$66,459	66%	$72,689	70%	$74,711	79%
United Kingdom	18,161	18%	11,930	12%	11,919	13%
Europe, other	10,732	11%	13,132	13%	6,891	7%
Other	4,857	5%	5,540	5%	1,509	1%

	$100,209	100%	$103,291	100%	$95,030	100%

In 2005, no customer accounted for 10% or more of our total revenue. In 2004, one customer accounted for approximately 10% of our total revenue. In 2003, three customers each accounted for approximately 16%, 14% and 12% of our total revenue, respectively. We currently operate in one operating segment – rules-based business process management, or BPM, software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States.

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

Backlog of license, maintenance and consulting revenues

As of December 31, 2005, we had software license and maintenance agreements and fixed fee professional services agreements with customers expected to result in approximately $47.5 million of revenue in 2006. As of December 31, 2004, we had software license and maintenance agreements and fixed fee professional services agreements with customers expected to result in approximately $30.0 million of revenue in 2005. Under such agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. We do not believe that backlog, as described above, is a meaningful indicator of future financial performance.

ITEM 1A	RISK FACTORS

Factors that may affect future results

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K/A or elsewhere by management from time to time.

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

Our term license revenue will decrease in the short term if we increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as license payments become due or ratably over the term of the license when paid in advance, or if existing customers do not renew their term licenses. A significant portion of our total revenue has been attributable to term licenses, including term license renewals. Historically, a significant portion of our term license revenue has been recognized as the present value of the committed future term license fees, as described in the Critical Accounting Policies contained in this Annual Report on Form 10-K/A. In the future, we expect to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement, as payments become due, or ratably over the term of the license when payments are made in advance. This would have the effect, with respect to a particular agreement, of reducing our term license revenue in the initial period but increasing the amount of recurring future term license revenue during the remainder of the license term, but would not change the expected cash flow. As a result, our term license revenue will decrease in the short term. In addition, while historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. A decrease in term license renewal revenue absent offsetting revenue from other sources would have a material adverse effect on future financial performance.

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

Our financial results may be adversely affected if we are required to change certain estimates, judgments and positions relative to our income taxes. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of positions we have taken regarding valuation of deferred tax assets, transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and tax credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters or our current estimates regarding these matters will not be different from what is reflected in our historical income tax provisions, returns and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact, unfavorable or favorable, on our income tax provisions, require us to change the recorded value of deferred tax assets and adversely affect our financial results. See further discussion on pages 23 and 24.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 34% of our total revenue in 2005, 30% in 2004, and 21% in 2003. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria,

Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in Europe and Australia. We believe that growth will necessitate expanded international operations requiring a diversion of managerial attention and financial resources. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations will be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

Investor confidence and share value may be adversely impacted if our management is unable to provide an unqualified assessment regarding the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified attestation regarding management’s assessment, for our 2006 fiscal year or beyond, as required by Section 404 of the Sarbanes-OxleyAct of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. For the year ended December 31, 2005, management’s assessment is included on page 33 of this Annual Report on Form 10-K/A and our independent registered public accounting firm’s attestation is included on page 34 of this Annual Report on Form 10-K/A. For 2005, management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2005 was not effective due to certain material weaknesses in our internal control over financial reporting, as described on page 33 of this Annual Report on Form 10K/A. For future periods, although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our management may not be able to provide an unqualified assessment for our 2006 fiscal year or beyond, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

ITEM 3	LEGAL PROCEEDINGS

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and certain information about them are set forth below as of February 1, 2006:

Name	Age	Position(s) and Office(s) Held
Alan Trefler	49	Chief Executive Officer and Chairman
Douglas I. Kra	43	Vice President of Global Services
Michael Pyle	51	Senior Vice President of Product Development
Christopher J. Sullivan[1]	46	Senior Vice President, Chief Financial Officer and Treasurer

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

[1]

Mr. Sullivan resigned as Pegasystems’ Senior Vice President, Chief Financial Officer and Treasurer effective as of June 1, 2006. Craig Dynes joined the Company as Senior Vice President and Chief Financial Officer in September 2006.

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

The selected financial data has been restated to reflect the adjustments described in Note 8 to our Consolidated Financial Statements appearing in this Form 10-K/A. The following selected financial data should be read in conjunction with our restated Consolidated Financial Statements and accompanying notes.

	Year Ended December 31
	2005	2004	2003	2002	2002	2002	2001	2001	2001
(in thousands except per share data)	As Restated (1)	As Restated (1)	As Restated (1)	As Previously Reported	Adjustment	As Restated (1)	As Previously Reported	Adjustment	As Restated (1)
Consolidated Statements of Operations Data :
Total revenue	$100,209	$103,291	$95,030	$97,408	$100	$97,508	$95,062	$(1,136)	$93,926
Income from operations	1,218	5,771	14,735	11,476	1,945	13,421	6,534	(193)	6,341
Income before provision (benefit) for income taxes	5,319	11,156	21,892	17,197	1,945	19,142	13,534	(193)	13,341
Net income	5,192	8,211	16,679	15,297	1,945	17,242	12,534	(193)	12,341
Earnings per share:
Basic	$0.15	$0.23	$0.48	0.45	0.06	$0.51	0.38	—	$0.38
Diluted	$0.14	$0.22	$0.47	0.43	0.05	$0.48	0.37	—	$0.37
Weighted average number of common shares outstanding
Basic	35,774	35,691	34,518	33,835	—	33,835	32,677	—	32,677
Diluted	36,462	37,043	35,757	35,980	—	35,980	33,434	—	33,434

	Year Ended December 31
	2005	2004	2003	2003	2003	2002	2002	2002	2001	2001	2001
(in thousands)	As Restated (1)	As Restated (1)	As Previously Reported	Adjustment	As Restated (1)	As Previously Reported	Adjustment	As Restated (1)	As Previously Reported	Adjustment	As Restated (1)
Consolidated Balance Sheet Data :
Total cash, cash equivalents and short term investments	$114,735	$97,360	$87,935	$—	$87,935	$62,696	$—	$62,696	$33,017	$—	$33,017
Working capital	133,440	121,273	95,979	2,077	98,056	75,501	1,752	77,253	57,157	(193)	56,964
Long Term license installments, net of unearned interest income	31,371	44,344	53,666	—	53,666	48,667	—	48,667	43,155	—	43,155
Total assets	209,654	195,878	184,728	7,231	191,959	157,356	2,788	160,144	125,072	943	126,015
Capital Lease obligation, including current position	166	263	—	—	—	—	—	—	81	—	81
Stockholders’ equity	167,682	166,607	153,172	750	153,922	130,927	1,752	132,679	104,958	(193)	104,765

(1)	As restated, see related discussion at Note 8 to the Consolidated Financial Statements.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives the effects of the restatement discussed in Note 8 to the Consolidated Financial Statements.

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

Total revenue in 2005 decreased 3% to $100.2 million from $103.3 million in 2004. License revenue decreased $0.7 million and services revenue decreased $2.4 million. Professional services and training revenue decreased $6.6 million to $39.1 million in 2005 from $45.7 million in 2004, while maintenance revenue increased $4.1 million to $20.2 million in 2005 from $16.1 million in 2004. Professional services and training revenue in 2004 benefited from the completion, during the year, of several large customer projects. The increase in maintenance revenue in 2005 was due to an expanded installed base of software and a higher proportion of perpetual licenses in the installed base, which yield greater maintenance revenue than term licenses. Gross margin decreased by $3.3 million from $70.2 million in 2004 to $66.9 million in 2005 primarily due to a decrease of $2.7 million in services gross margin.

Income before provision for income taxes decreased to $5.3 million in 2005 from $11.2 million in 2004, primarily due to a $2.7 million decrease in services gross margin, a $1.2 million increase in operating expenses, a $1.9 million unfavorable change in other income and expense related to foreign currency transactions, and a $0.7 million decrease in license margin, partially offset by a $1.2 million improvement in interest income. Net income for 2005 decreased to $5.2 million from $8.2 million in 2004, due to the decrease in income before provision for income taxes, partially offset by a lower effective tax rate in 2005.

We generated $25.3 million in cash flow from operations during 2005, and ended the period with $114.7 million in cash and short-term investments and $57.9 million in combined short and long-term license installment receivables.

Consistent with our strategy of working with accounts in target customer organizations to identify opportunities for follow-on sales, a majority of our revenue in 2005 was from existing customers who chose to add on to, renew or extend their use of our software. However, new customers (meaning companies or organizational divisions which are not current licensees of our software) accounted for $20.1 million, or 20%, of total 2005 revenue.

Statements of Income Information

The following shows certain items reflected in our Statements of Income as a percentage of total revenue:

	Year ended December 31,
	2005	2004	2003
Software license revenue	40.8%	40.2%	60.7%
Services revenue	59.2	59.8	39.3

Total revenue	100.0	100.0	100.0
Cost of software licenses	0.3	0.3	0.4
Cost of services	32.9	31.7	24.0

Total cost of revenue	33.2	32.0	24.4

Gross profit	66.8	68.0	75.6
Research and development	19.4	19.3	22.7
Selling and marketing	34.0	31.2	26.1
General and administrative	12.2	11.9	11.4

Total operating expenses	65.5	62.3	60.2

Income from operations	1.3	5.6	15.4
Installment receivable interest income	2.5	2.9	5.4
Other interest income, net	3.0	1.8	0.8
Other income (expense), net	(1.4)	0.5	1.3

Income before provision for income taxes	5.4	10.8	22.9
Provision for income taxes	0.2	2.9	5.5

Net income	5.2%	7.9%	17.4%

International Revenue

International revenue was 34%, 30% and 21% of total consolidated revenue in 2005, 2004 and 2003, respectively. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of sales and product acceptances by our customers during a given period. Historically, most of our contracts have been denominated in U.S. dollars. We expect, however, that in the future more of our contracts may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenue

Our total revenue for 2005 decreased 3% to $100.2 million from $103.3 million in 2004. This decrease was primarily due to a $2.4 million decrease in services revenue. The following table summarizes our revenue composition:

(in millions)	Year ended December 31,
	2005	2004
License revenue(1)
Perpetual licenses	$20.1	$22.9
Term licenses	20.8	18.7

Total license revenue	40.9	41.6

Services revenue
Professional services and training	39.1	45.6
Maintenance	20.2	16.1

Total services revenue	59.3	61.7

Total revenue	$100.2	$103.3

(1)	License revenue composition amounts reported in a similar table in previous periods have been reformatted to the current presentation.

Total license revenue for 2005 decreased to $40.9 million from $41.6 million in 2004. The decrease in total license revenue was the result of a $2.8 million decrease in perpetual licenses partially offset by a $2.1 million increase in term licenses. The increase in term license revenue primarily reflected one large new term license transaction with an existing customer in the third quarter of 2005. The decrease in perpetual license revenue reflected our strategy of selling smaller initial perpetual licenses to our target accounts, with the potential of larger follow-on sales. Term license renewals scheduled for 2006 are modestly higher than actual term license renewals in 2005. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

Maintenance revenue increased 26% to $20.2 million in 2005 from $16.1 million in 2004. The increase in maintenance revenue for 2005 was due to a larger installed base of software and a higher proportion of perpetual licenses in the installed base which yield greater maintenance revenue than term licenses. The $6.5 million decrease in professional services and training revenue in 2005 reflects the fact that 2004 benefited from $9.6 million of revenue associated with the completion of several unusually large fixed-price contracts partially offset by increased demand from our customers for these services in 2005. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers.

Deferred revenue consists primarily of amounts by which billed fees exceed revenue recognized on arrangements, and unearned portions of annual maintenance fees paid in advance. Deferred revenue balances increased to $20.5 million as of December 31, 2005, from $8.6 million as of December 31, 2004. The $11.9 million increase was due primarily to new license arrangements for which acceptance of the software or completion of services had not occurred and an increased value of unearned portions of annual maintenance fees paid in advance.

International revenue increased to 34% of total revenue for 2005 from 30% for 2004. This increase was primarily related to one large international license transaction in the third quarter of 2005. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk.

Cost of revenue

The cost of maintenance, professional services and training increased 1.0% to $33.0 million from $32.7 million in 2004. Cost of services as a percentage of services revenue increased to 56% for 2005 from 53% for 2004. Services gross margin was $26.3 million for 2005 compared to $29.0 million for 2004. The decrease in services gross margin reflects the increase in services costs, partially offset by growth in maintenance revenue and its associated higher margin. Such decrease also reflects the fact that 2004 benefited from $7.4 million of revenue and gross margin associated with several unusually large fixed-price contracts completed during that period. Services headcount was 155 at the end of 2005 compared to 123 at the end of 2004.

Operating expenses

Research and development expenses for 2005 decreased to $19.5 million from $19.9 million for 2004 due to reduced use of contractors partially offset by costs associated with increased employee headcount. As a percentage of total revenue, research and development expenses remained constant at 19% in 2005 and 2004. Research and development headcount at the end of 2005 was 96 compared to 90 at the end of 2004.

Selling and marketing expenses for 2005 increased 6% to $34.1 million from $32.2 million for 2004. This increase was due to a $1.1 million increase in sales commissions, an increase in marketing program spending of $0.6 million, and increased wages and benefits expenses of $0.5 million due to higher headcount. As a percentage of total revenue, selling and marketing expenses increased to 34% in 2005 from 31% in 2004. Selling and marketing headcount at the end of 2005 was 112 compared to 108 at the end of 2004.

General and administrative expenses for 2005 decreased to $12.1 million from $12.3 million for 2004. As a percentage of total revenue, general and administrative expenses remained constant at 12% in 2005 and 2004. General and administrative headcount at the end of 2005 was 95 compared to 85 at the end of 2004. General and administrative expenses decreased in 2005 primarily due to reduced legal fees partially offset by costs associated with increased headcount.

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

Income before provision for income taxes

Income before provision for income taxes decreased to $5.3 million in 2005 from $11.2 million in 2004. This decrease was primarily due to a $2.7 million decrease in services gross margin, a $1.9 million decrease in other income and expense related to foreign currency transactions, a $1.2 million increase in operating expenses primarily due to investments in sales and marketing, and a $0.7 million decrease in license revenue, partially offset by a $1.2 million improvement in other interest income, net.

Provision for income taxes

The provision for income taxes in 2005 was $0.1 million compared to $2.9 million in 2004. The effective tax rate was 2% in 2005 compared to 26% in 2004.

During 2005, we engaged outside tax experts to review certain significant tax positions previously taken by the Company. In the fourth quarter of 2005, we completed a study of our extra-territorial income exclusions, which resulted in a decrease of our reserve for tax uncertainties related to this item. During the fourth quarter of 2005, we recorded a net income tax benefit of $1.3 million due primarily to changes in estimates upon completion of the study of benefits related to extra-territorial income exclusions, recording of tax refunds and overpayments, and changes in deferred tax items. These fourth quarter 2005 adjustments also significantly decreased the effective tax rate for 2005 compared to the statutory rate. Our effective income tax rate for 2005 was below the statutory federal income tax rate primarily because we recorded $1.0 million of benefits related to current period extra-territorial income exclusions, a $0.3 million reduction in reserve for tax uncertainties related to extra-territorial income exclusions, $0.2 million of estimated federal research and experimentation credit, a $0.2 million benefit from foreign activities, and $0.2 million of net benefit from state income taxes primarily due to state income tax credits. These factors were partially offset by $0.1 million of permanent differences primarily related to non-deductible meals and entertainment expenses.

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

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue

Our total revenue for 2004 increased 8.7% to $103.3 million from $95.0 million in 2003. This increase was due to an increase in services revenue, partially offset by a decline in license revenue. The following table summarizes our revenue composition for those two years:

(in millions)	Year ended December 31,
	2004	2003
License revenue(1)
Perpetual licenses	$22.9	$26.2
Term licenses	18.7	31.5

Total license revenue	41.6	57.7

Services revenue
Professional services and training	45.6	26.0
Maintenance	16.1	11.3

Total services revenue	61.7	37.3

Total revenue	$103.3	$95.0

(1)	License revenue composition amounts reported in a similar table in previous periods have been reformatted to the current presentation.

Total license revenue for 2004 decreased to $41.6 million from $57.7 million for 2003. This decrease in total license revenue was the result of a $12.8 million decrease in term license revenue, and the, as anticipated, $10.6 million decline in perpetual license revenue from First Data Resources (FDR), partially offset by a $7.3 million increase in other perpetual license revenue. In 1997, we originally entered into a term software license and support agreement with FDR, granting to FDR the right to use our software and new products and the exclusive right to market, distribute, and sublicense our software and new products to FDR customers and prospects in the credit card market. The agreement was restructured in the first quarter of 2002, to change the existing term license to a perpetual license without exclusive rights in the credit card market. Under the terms of the restructured FDR agreement, we recognized $10.6 million of perpetual license revenue in 2003. We recognized no further license revenue from FDR in 2004.

The $12.8 million decrease in term license revenue in 2004 reflected a lower value of scheduled renewals in 2004 versus 2003, as well as a reduction in term license add-ons and extensions. In addition, fewer customers renewed term licenses in advance of their scheduled renewal date during 2004 as compared to 2003.

Services revenue for 2004 increased 65% to $61.7 million from $37.3 million for 2003. This increase was due primarily to an increase in new license implementations in 2004, and higher customer maintenance revenue. Professional services and training revenue in 2004 increased 75% to $45.6 million from $26.0 million for 2003. This increase was due primarily to implementation projects associated with new customer signings and more projects reaching completion in 2004. Maintenance revenue in 2004 increased 42% to $16.1 million from $11.3 million in 2003. The increase in maintenance revenue was due to a larger installed base of software and improved pricing for maintenance support.

Deferred revenue at December 31, 2004 consisted primarily of billed fees from arrangements for which acceptance of the software license or completion of fixed-price services had not yet occurred, and unearned portions of annual maintenance fees paid in advance. Deferred revenue balances decreased to $8.6 million as of December 31, 2004 from $19.5 million as of December 31, 2003. The decrease was due primarily to a decrease in the unearned portion of services revenue related to new software implementations and a decrease in deferred license revenue, partially offset by an increase in the value of unearned portions of annual maintenance fees paid in advance.

Cost of revenue

Cost of services consists primarily of the cost of providing maintenance, professional services and training. Our cost of services for 2004 increased 44% to $32.7 million from $22.8 million in 2003, primarily due to the costs associated with the completion of several unusually large fixed-price contracts. Cost of services as a percentage of services revenue decreased in 2004 to 53% from 61% for 2003. The percentage decrease was primarily due to the increase in our services revenue and the redeployment of some of our services staff to pre-sales support activities. Services gross margin was $29.0 million for 2004 compared to $14.6 million for 2003. The increase in services gross margin reflects recognition of deferred margin on completed services engagements and improved effectiveness of our professional services staff, achieved in part through the increased use of third party contractors when necessary to meet higher demand.

Operating expenses

Research and development expenses for 2004 decreased 8% to $19.9 million from $21.6 million for 2003. As a percentage of our total revenue, research and development expenses decreased to 19% in 2004 from 23% in 2003. The decrease in spending was primarily due to reduced research and development staff and staff related expenses as well as reduced spending on outsourced research and development contractors. Research and development headcount at the end of 2004 was 90 compared to 101 at the end of 2003.

Selling and marketing expenses for 2004 increased 30% to $32.2 million from $24.8 million for 2003. This increase was due to an increase in our sales personnel and an increase in sales commissions associated with increased new license bookings, partially offset by a $1.5 million decrease in marketing program spending. Marketing program spending decreased because we deemphasized broad-based market awareness and advertising spending in favor of increased spending on sales hiring and sales activities. Many of the additional sales personnel were hired late in 2003. As a percentage of total revenue, selling and marketing expenses increased to 31% in 2004 from 26% in 2003, due to the combined effect of increased spending and lower total revenue in 2004. Selling and marketing headcount at the end of 2004 was 108 compared to 102 at the end of 2003.

General and administrative expenses for 2004 increased 14% to $12.3 million from $10.8 million for 2003. As a percentage of our total revenue, general and administrative expenses increased to 12% for 2004 from 11% for 2003. These increases were primarily due to increased spending in 2004 on audit and compliance activities associated with the requirements of the Sarbanes-Oxley Act of 2002 and related regulations as well as increased staff costs. General and administrative headcount was 85 at the end of 2004 compared to 91 at the end of 2003.

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

Income before provision for income taxes

Income before provision for income taxes decreased to $11.2 million for 2004 from $21.9 million in 2003. This decrease was due to a $16.1 million decrease in license revenue, a $7.2 million increase in operating expenses primarily due to investments in sales and marketing, a $2.1 million decrease in installment receivable interest income, partially offset by $14.4 million improvement in service gross margin.

Provision for income taxes

The provision for income taxes in 2004 was $2.9 million compared to $5.2 million in 2003. The effective tax rate was 26% in 2004 compared to 24% for 2003. This increase in effective rate was due to lower benefits from the recognition of loss and credit carry forwards in 2004 compared to 2003, partially offset by improved estimates in 2004 of tax benefits related to export sales. Provisions have been made for uncertainties, with reserves totaling approximately $2 million as of December 31, 2004.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At December 31, 2005, we had cash and equivalents and short-term investments of $114.7 million, a $17.3 million increase from $97.4 million at December 31, 2004. This increase was primarily due to $25.3 million of cash flow from operations partially offset by $5.9 million used to repurchase outstanding shares of our common stock and $2.2 million used to purchase fixed assets.

Working capital was $133.4 million at December 31, 2005, a $12.1 million increase from $121.3 million at December 31, 2004. Working capital increased primarily due to the $17.3 million increase in cash and investments and a $10.5 million increase in accounts receivable, partially offset by a $12.0 million increase in deferred revenue and a $4.8 million decrease in short-term license installments. The $12.0 million increase in deferred revenue was primarily associated with new license signings for which acceptance of the software or completion of fixed-price services had not occurred, and an increased value of unearned portions of annual maintenance fees paid in advance. The $4.8 million decrease in short-term license installments was primarily due to prepayments by customers of $2.9 million.

Cash flow from operating activities for 2005 increased to $25.3 million from $7.6 million for 2004, despite a $3.0 million decline in net income, from $8.2 million for 2004 to $5.2 million for 2005. During 2005, net cash provided benefited from a $12.0 million increase in deferred revenue and a $17.8 million reduction in short and long-term license installments, partially offset by a $10.5 million increase in accounts receivable. The increase in deferred revenue was primarily associated with new license signings for which acceptance of the software or completion of fixed-price services had not yet occurred, and an increased value of unearned portions of annual maintenance fees paid in advance. Short and long-term license installments decreased primarily because license fees billed during 2005 exceeded the term license revenue that we recognized during that period, with $4.5 million of the decrease due to billings for customers who chose to pay their term license commitments in advance. Of the $10.5 million increase in accounts receivable, approximately $7.8 million was due to slower payments by some large customers and $2.7 million was due to increased billings.

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

The following amounts of cash are due for receipt in connection with our existing term license agreements:

	License installments for term licenses recorded on the balance sheet	License installments for ratable term licenses not on balance sheet
Year ending December 31,	(in thousands)
2006	$26,537	$1,272
2007	17,981	1,129
2008	9,211	1,006
2009	2,457	51
2010	2,085	42
2011 and thereafter	3,643	—

Total	$61,914	$3,500

In a majority of term license agreements, we recognize the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met.

Short-term license installments and Long-term license installments on the balance sheet have already been recognized as revenue and are shown net of unearned interest income. Payments due for these installments, which include unearned interest income, decreased to $61.9 million at December 31, 2005 from $80.1 million at December 31, 2004 because license fees billed during 2006 exceeded the value of new term licenses where we recognize the present value of future license payments as revenue.

The Company has started to enter into term licenses with contract provisions that require the term license to be recognized as revenue over the license term as payments become due. Installment payments for these ratable term licenses, which are not recorded on the balance sheet are $3.5 million at December 31, 2005.

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

Revenue recognition

Our revenue is derived from two primary sources: software license fees and service fees. Our license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements. In addition to the license, these elements generally include professional consulting services, training and software maintenance services.

Software License Revenue

We license software under non-cancelable license agreements.

Perpetual software license fees are recognized as revenue when the software is delivered, any acceptance required by contract is obtained, no significant obligations or contingencies exist related to the software, other than maintenance support, and all other revenue recognition criteria are met.

Term software license fees are generally payable on a monthly basis under license agreements that typically have a three to five-year term and may be renewed for additional terms at the customer’s option.

We have a history of successfully collecting payments under our term license arrangements, which have extended payment terms spread over the term of the license. Therefore, we recognize the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 5.8% for the past few years. As a result, revenue that we recognize relative to new license arrangements of this type would be impacted by changes in market interest rates.

Services Revenue

Our services revenue comprises fees for software maintenance, training and consulting services including software implementation. Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services. Software maintenance revenue is recognized over the term of the related maintenance agreement, which in most cases is one year. Revenue from training services and consulting services under time and materials contracts is recognized as services are performed. We have vendor specific objective evidence of fair value for our software maintenance, training services, and consulting services under time and materials contracts.

Services may be provided on a fixed-price basis. We do not have vendor specific objective evidence of fair value for fixed-price services prior to completion of the services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the other elements of the arrangement, and when services are the only undelivered element, we recognize the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In a limited number of our arrangements, the fixed-price services are essential to the arrangement because we make significant alterations to the functionality of the software or build complex interfaces necessary for the software to be functional in the customer’s environment. We have not been able to make reasonably dependable estimates for the purpose of determining our progress to completion, as we have limited experience with these types of complex arrangements. Accordingly, all revenue and costs are deferred until the completion of the fixed-price services. Revenue from fixed-price services that are not bundled with a software license is generally recognized as performed during the service period, which is typically less than four months.

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

Deferred revenue

Deferred revenue consists primarily of amounts of which billed fees exceed revenue recognized on arrangements, and unearned portions of annual maintenance fees paid in advance.

Allowance for doubtful accounts and allowance for sales credit memos

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

We record allowances for estimates of potential sales credit memos when the related revenue is recorded and review them periodically. We base these estimates on historical analyses of sales credit memo data, current economic trends, assumptions about future events and experience with customer disputes. If we used different assumptions in calculating the allowance, adjustments would be reflected as changes to revenue. During the first quarter of 2005, we refined our estimate of allowances for sales credit memos which resulted in an increase in services revenue of $0.3 million.

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

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Principal differences between our book and tax accounts are related to the treatment of our license transactions. We use the operating lease method of recognizing license revenue for tax purposes, so that to the extent we continue to enter into term license contracts, we establish deferred tax liabilities for such future taxable income. In addition, because we defer recognition of this income into future periods for tax purposes, as of December 31, 2005, we had generated approximately $29 million in U.S. tax loss carry forwards which partially offset the related liabilities. We also earn tax credits in various jurisdictions for our ongoing investment in research and development activities. As of December 31, 2005, we had accumulated approximately $8 million of credits carried forward because they would generally be utilized after net operating losses have been consumed exposing us to uncertainties regarding our ability to realize these credits.

We have a valuation allowance related to tax benefits from stock option exercises which will increase equity, loss carry forwards acquired in the 1mind acquisition, the recognition of which will generally reduce goodwill, and credits that will expire un-utilized.

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

Significant customers

No customer accounted for 10% or more of our total revenue in 2005. One customer accounted for approximately 10% of our total revenue in 2004. In 2003, three customers each accounted for approximately 16%, 14% and 12% of our total revenue, respectively.

Other recent pronouncement

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 as of January 1, 2006 and does not expect it to have a material impact on the Company’s consolidated results of operations and financial condition.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 34% of our total revenue in 2005 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

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

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of $58 million as of December 31, 2005 reflects the weighted average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $2 million as of December 31, 2005.

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING, AS REVISED

As discussed in Note 8 to the Consolidated Financial Statements, the Company is restating its previously issued financial statements and other financial information for the years 2005, 2004 and 2003 and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The following Management Report on Internal Control over Financial Reporting has been revised in light of these restatements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation as of December 31, 2005 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this evaluation, our management previously concluded that our internal control over financial reporting was not effective as of December 31, 2005.

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

Based on its previous evaluation, as of December 31, 2005, management identified two deficiencies in the Company’s internal control over financial reporting that each constitute a material weakness. The first is a material weakness in the Company’s ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that contain complex and non-standard terms. In the fourth quarter of 2005, we incorrectly recorded approximately $1 million of revenue in our initial consolidated trial balance which resulted in an audit adjustment. The revenue was associated with two non-standard software license transactions with respect to which the customers had the option to purchase additional license rights during a specified period of time in the future at a significant discount. We ultimately determined that the revenue related to the significant discounts offered to the customers on the options should be deferred until the options were exercised or expired in 2006.

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

In connection with the restatement of the Company’s financial statements discussed in Note 8 to the Consolidated Financial Statements, management determined that there existed an additional material weakness from those previously reported in internal control over financial reporting relating to management’s oversight of the determination of the appropriate accounting treatment for arrangements involving professional services. This determination confirmed management’s previous conclusion that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective, based on criteria in Internal Control — Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of our internal control over financial reporting (as revised) as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2005) which appears on page 34 of this Form 10-K/A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting (as revised), that Pegasystems Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December, 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s revised assessment:

1. The Company’s controls over the accounting for software revenue recognition did not operate effectively. Specifically, the Company’s ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that contain complex and non-standard terms resulted in the improper recording of a total of approximately $1 million of revenue in the fourth quarter of 2005 that resulted in an audit adjustment.

2. The Company’s controls over the accounting for income taxes did not operate effectively. In connection with the Company’s evaluation of its internal control over financial reporting as of December 31, 2004, a significant deficiency was identified arising from insufficient technical review and supervision of tax decisions, including various estimates. At December 31, 2005, based upon certain adjustments to the tax provision that occurred in the fourth quarter of 2005 that were significant but not material, the potential for further misstatements and the fact that the significant deficiency was not remediated after one year, management deemed the control deficiency to be a material weakness.

3. The Company’s controls related to management’s oversight and determination of the appropriate accounting treatment for arrangements involving professional services revenue did not operate effectively. This material weakness resulted in a restatement of previously reported consolidated financial statements for the years ended December 31, 2003, 2004, and 2005, as described in Note 8 to the consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005 (as restated), of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated March 3, 2006 (April 24, 2007 as to the effect of the restatement as discussed in Note 8) expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the restatement of the Company’s consolidated financial statements described in Note 8.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 3, 2006 (April 24, 2007 as to the effect of the material weakness related to management’s oversight of the determination of the appropriate accounting treatment for arrangements involving professional services revenue discussed in Management’s Report on Internal Control over Financial Reporting (as revised))

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in Note 8, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 (April 24, 2007 as to the effect of the material weakness related to management’s oversight of the determination of the appropriate accounting treatment for arrangements involving professional services, as discussed in Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 3, 2006 (April 24, 2007 as to the effect

of the restatement discussed in Note 8)

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share-related data)

	December 31,
	2005	2004
	(As Restated See Note 8)	(As Restated See Note 8)
ASSETS
Current assets:
Cash and cash equivalents	$21,314	$20,905
Short-term investments	93,421	76,455

Total cash and short-term investments	114,735	97,360

Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2005 and 2004	26,978	16,478
Short-term license installments	26,537	31,358
Prepaid expenses and other current assets	4,752	1,909

Total current assets	173,002	147,105

Long-term license installments, net of unearned interest income	31,371	44,344
Equipment and improvements, net of accumulated depreciation and amortization	1,947	1,508
Computer software for internal use, net of accumulated amortization	845	78
Acquired technology, net of accumulated amortization	29	379
Other assets	114	118
Goodwill	2,346	2,346

Total assets	$209,654	$195,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$8,162	$7,888
Accounts payable and accrued expenses	10,769	9,293
Deferred revenue	20,528	8,553
Current portion of capital lease obligation	103	98

Total current liabilities	39,562	25,832

Long-term deferred income taxes	1,176	2,466
Capital lease obligation, net of current portion	63	165
Other long-term liabilities	1,171	808

Total liabilities	41,972	29,271

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,565,918 shares and 36,076,649 shares issued and outstanding at December 31, 2005 and 2004, respectively	356	361
Additional paid-in capital	118,968	122,152
Stock warrants	107	249
Retained earnings	47,888	42,696
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(623)	(267)
Foreign currency translation adjustments	986	1,416

Total stockholders’ equity	167,682	166,607

Total liabilities and stockholders’ equity	$209,654	$195,878

See notes to Consolidated Financial Statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
	(As Restated See Note 8)	(As Restated See Note 8)	(As Restated See Note 8)
Revenue:
Software license	$40,896	$41,563	$57,695
Services	59,313	61,728	37,335

Total revenue	100,209	103,291	95,030

Cost of revenue:
Cost of software license	350	350	350
Cost of services	32,991	32,741	22,761

Total cost of revenue	33,341	33,091	23,111

Gross profit	66,868	70,200	71,919

Operating expenses:
Research and development	19,457	19,936	21,592
Selling and marketing	34,093	32,170	24,804
General and administrative	12,100	12,323	10,788

Total operating expenses	65,650	64,429	57,184

Income from operations	1,218	5,771	14,735

Installment receivable interest income	2,471	3,026	5,163
Other interest income, net	3,010	1,842	759
Other income (expense), net	(1,380)	517	1,235

Income before provision for income taxes	5,319	11,156	21,892

Provision for income taxes	127	2,945	5,213

Net income	$5,192	$8,211	$16,679

Earnings per share, basic	$0.15	$0.23	$0.48
Earnings per share, diluted	$0.14	$0.22	$0.47

Weighted average number of common shares outstanding, basic	35,774	35,691	34,518
Weighted average number of common shares outstanding, diluted	36,462	37,043	35,757

See notes to Consolidated Financial Statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Stock Warrant	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance at January 1, 2003 as previously reported	34,291	$343	$113,488	$374	$16,054	$668	$130,927
Adjustments to beginning retained earnings in connection with the restatement (see note 8)	—	—	— ——	—	1,752	—	1,752

Balance at January 1, 2003 as restated	34,291	$343	$113,488	$374	$17,806	$668	$132,679

Exercise of stock options	976	10	2,412	—	—	—	2,422
Issuance of stock under Employee Stock Purchase Plan	102	1	531	—	—	—	532
Tax benefit from exercise of stock options	—	—	1,859	—	—	—	1,859
Cancellation of stock held in escrow for acquisition	(156)	(2)	(899)	—	—	—	(901)
Foreign currency translation adjustments	—	—	—	—	—	661	661	$661
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(9)	(9)	(9)
Net income, as restated	—	—	—	—	16,679	—	16,679	16,679

Balance at December 31, 2003, as restated	35,213	352	117,391	374	34,485	1,320	153,922	$17,331

Exercise of stock options	728	7	2,883	—	—	—	2,890
Issuance of stock under Employee Stock Purchase Plan	103	1	658	—	—	—	659
Exercise of common stock warrants	33	1	162	(163)	—	—	—
Issuance of common stock warrants	—	—	—	38	—	—	38
Tax benefit from exercise of stock options	—	—	1,058	—	—	—	1,058
Foreign currency translation adjustments	—	—	—	—	—	87	87	$87
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(433)	(433)	(433)
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	—	175	175	175
Net income, as restated	—	—	—	—	8,211	—	8,211	8,211

Balance at December 31, 2004, as restated	36,077	361	122,152	249	42,696	1,149	166,607	$8,040

Repurchase of common stock	(957)	(9)	(5,867)	—	—	—	(5,876)
Exercise of stock options	342	3	1,477	—	—	—	1,480
Issuance of stock under Employee Stock Purchase Plan	76	1	368	—	—	—	369
Exercise of common stock warrants	28	0	142	(142)	—	—	—
Tax benefit from exercise of stock options	—	—	696	—	—	—	696
Foreign currency translation adjustments	—	—	—	—	—	(430)	(430)	$(430)
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(586)	(586)	(586)
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	—	230	230	230
Net income, as restated	—	—	—	—	5,192	—	5,192	5,192

Balance at December 31, 2005, as restated	35,566	$356	$118,968	$107	$47,888	$363	$167,682	$4,406

See notes to Consolidated Financial Statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2005	2004	2003
	(As Restated See Note 8)	(As Restated See Note 8)	(As Restated See Note 8)
Cash flows from operating activities:
Net income	$5,192	$8,211	$16,679
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	696	1,058	1,859
Deferred income taxes	(980)	1,024	1,952
Issuance of common stock warrants	—	38	—
Depreciation and amortization	1,725	1,417	1,496
Reduction in provision for doubtful accounts	—	—	(146)
Losses on disposal of equipment	17	—	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	7,273	(299)	(4,871)
Prepaid expenses and other current assets	(2,866)	6,057	(4,301)
Accounts payable and accrued expenses	1,900	215	3,147
Deferred revenue	11,975	(10,946)	5,188
Other long-term assets and liabilities	363	776	(34)

Cash flows from operating activities	25,295	7,551	20,969

Cash flows from investing activities:
Purchase of investments	(44,427)	(163,777)	(46,226)
Maturing and called investments	12,000	16,850	32,324
Sale of investments	14,475	89,753	—
Purchase of equipment and improvements	(2,236)	(1,109)	(382)

Cash flows from investing activities	(20,188)	(58,283)	(14,284)

Cash flows from financing activities:
Payments under capital lease obligation	(98)	(39)	—
Exercise of stock options	1,480	2,890	2,422
Proceeds from sale of stock under Employee Stock Purchase Plan	369	659	532
Repurchase of common stock	(5,877)	—	—

Cash flows from financing activities	(4,126)	3,510	2,954

Effect of exchange rate on cash and cash equivalents	(572)	138	957

Net increase (decrease) in cash and cash equivalents	409	(47,084)	10,596
Cash and cash equivalents, beginning of year	20,905	67,989	57,393

Cash and cash equivalents, end of year	$21,314	$20,905	$67,989

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$81	$14	$102
Income taxes	$507	$1,220	$1,027
Non-cash financing activities:
Equipment acquired under capital lease	$—	$302	$—
Return of shares held in escrow related to business combination	$—	$—	$901

See notes to Consolidated Financial Statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a) Business

The Company develops, markets, licenses and supports software to manage complex, changing business processes. The Company provides implementation, consulting, training, and technical support services to facilitate the use of its software.

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

(d) Foreign currency translation

The translation of assets and liabilities of the Company’s foreign subsidiaries is made at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected in accumulated other comprehensive income. Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in other income (expense), net, in the accompanying consolidated statements of income.

(e) Revenue recognition

The Company’s revenue is derived from two primary sources: software license fees and service fees. The Company’s license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements. In addition to the license, these elements generally include professional consulting services, training and software maintenance services.

Software License Revenue

The Company licenses software under non-cancelable license agreements.

Perpetual software license fees are recognized as revenue when the software is delivered, any acceptance required by contract is obtained, no significant obligations or contingencies exist related to the software, other than maintenance support, and all other revenue recognition criteria are met.

Term software license fees are generally payable on a monthly basis under license agreements that typically have a three to five-year term and may be renewed for additional terms at the customer’s option.

The Company has a history of successfully collecting payments under its term license arrangements, which have extended payment terms spread over the term of the license. Therefore, the Company recognizes the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 5.8% for the past few years. As a result, revenue that the Company recognizes relative to new license arrangements of this type would be impacted by changes in market interest rates.

Services Revenue

The Company’s services revenue comprises fees for software maintenance, training and consulting services including software implementation. Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services. Software maintenance revenue is recognized over the term of the related maintenance agreement, which in most cases is one year. Revenue from training services and consulting services under time and materials contracts is recognized as services are performed. The Company has vendor specific objective evidence of fair value for its software maintenance, training services, and consulting services under time and materials contracts.

Services may be provided on a fixed-price basis. The Company does not have vendor specific objective evidence of fair value for fixed-price services prior to completion of the services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the other elements of the arrangement, the Company recognizes the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In a limited number of the Company’s arrangements, the fixed price services are essential to the arrangement because the Company makes significant alterations to the functionality of the software or builds complex interfaces necessary for the software to be functional in the customer’s environment. The Company has not been able to make reasonably dependable estimates for the purpose of determining its progress to completion, as the Company has limited experience with these types of complex arrangements. Accordingly, all revenue and costs are deferred until the completion of the fixed-price services. Revenue from fixed-price services that are not bundled with a software license is generally recognized as performed during the service period, which is typically less than four months.

The Company warrants that its software products will conform to documented specifications. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support which the Company is already obligated to provide, and consequently the Company has not established reserves for warranty obligations.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2005, the Company had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company considers debt securities with maturities of three months or less, when purchased, to be cash equivalents. Auction rate securities have been classified as short-term investments. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between available-for-sale and held-to-maturity investment categories. The Company’s investments in government sponsored enterprises include debt securities issued by the Federal Home Loan Bank System, the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal Farm Credit Banks. Investments in government sponsored enterprises are not backed by the full faith and credit of the U.S. Government. As of December 31, 2005, remaining maturities of marketable debt securities ranged from January 2006 to July 2008. As of December 31, 2004, remaining maturities of marketable debt securities ranged from January 2005 to May 2007. Proceeds from sales of available-for-sale auction rate securities during 2005 were $14.5 million, with no gross realized gains or losses. Proceeds from available-for-sale securities that matured or were called during 2005 were $12 million with a gross realized loss of $18 thousand and no gross realized gains. Specific identification of the individual securities was used to determine the basis on which the gain or loss was calculated.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB STAFF Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company has applied FSP 115-1 as of December 31, 2005.

The following table shows the gross unrealized losses and fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unrealized losses on the Company’s investments in commercial paper, government sponsored enterprises, corporate bonds and municipal bonds were caused by interest rate increases. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

(g) Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of short-term cash investments, trade accounts receivable and license installments receivable. The Company records long-term license installments in accordance with the Company’s revenue recognition policy, which results in long-term installment receivables from customers (due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings). The Company grants credit to customers who are located throughout the world. The Company performs credit evaluations of customers and generally does not request collateral from customers. Future installments due under term licenses as of December 31, 2005 are as follows:

(in thousands)	License installments
Year ending December 31,
2006	$26,537
2007	17,981
2008	9,211
2009	2,457
2010	2,085
2011 and thereafter	3,643

61,914
Deferred license interest income	(4,006)

Total license installments receivable, net	$57,908

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

(i) Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of undiscounted cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments in 2005, 2004, and 2003.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(k) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share data)	Year Ended December 31,
	2005	2004	2003
Basic
Net income	$5,192	$8,211	$16,679

Weighted average common shares outstanding	35,774	35,691	34,518

Earnings per share, basic	$0.15	$0.23	$0.48

Diluted
Net income	$5,192	$8,211	$16,679

Weighted average common shares outstanding	35,774	35,691	34,518

Effect of assumed exercise of stock options and warrant	688	1,352	1,239

Weighted average common shares outstanding, assuming dilution	36,462	37,043	35,757

Earnings per share, diluted	$0.14	$0.22	$0.47

Outstanding options excluded as impact would be anti-dilutive	5,727	1,699	4,148

(l) Segment reporting

The Company currently operates in one operating segment – rules based business process management, or BPM, software. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Substantially all of the Company’s assets are located within the United States. The Company derived its operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States) for the years ended December 31, 2005:

($ in thousands)	2005		2004		2003
United States	$66,459	66%	$72,689	70%	$74,711	79%
United Kingdom	18,161	18%	11,930	12%	11,919	13%
Europe, other	10,732	11%	13,132	13%	6,891	7%
Other	4,857	5%	5,540	5%	1,509	1%

	$100,209	100%	$103,291	100%	$95,030	100%

In 2005, no customer accounted for more than 10% of the Company’s total revenue. In 2004, one customer accounted for approximately 10% of the Company’s total revenue. In 2003, three customers accounted for approximately 16%, 14% and 12% of the Company’s total revenue, respectively. At December 31, 2005, one customer accounted for approximately 19% of outstanding trade receivables and one other customer represented 13% of long and short-term license installments. At December 31, 2004, two customers represented 19% and 13% of outstanding trade accounts receivable, respectively. At December 31, 2004, three customers represented 17%, 14% and 13% of short and long term license installments, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(m) Stock options

The Company periodically grants stock options for a fixed number of shares of common stock to employees, directors and non-employee contractors with an exercise price greater than or equal to the fair market value of the shares at the date of the grant. The Company accounts for stock option grants to employees and directors using the intrinsic value method in accordance with APB 25, Accounting for Stock Options. Under the intrinsic value method, compensation associated with stock option awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Stock option awards granted to non-employee contractors are accounted for using the fair value method. Under the fair value method, compensation associated with stock option awards to non-employee contractors is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model.

At December 31, 2005, the Company had four stock-based employee compensation plans, which are described more fully in Note 4. No stock-based employee compensation expense was recorded in 2005, 2004 or 2003, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and were granted only to employees and directors. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to stock-based employee compensation:

(in thousands, except per share amounts)	Year ended December 31,
	2005	2004	2003
Net income, As Reported	$5,192	$8,211	$16,679
less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,065)	(3,196)	(6,807)

Pro forma net income (loss)	$(2,873)	$5,015	$9,872

Earnings (loss) per share:
Basic—As Reported	$0.15	$0.23	$0.48
Basic—pro forma	$(0.08)	$0.14	$0.29
Diluted—As Reported	$0.14	$0.22	$0.47
Diluted—pro forma	$(0.08)	$0.14	$0.28

The fair value of options at the date of grant was estimated using the Black-Scholes multiple option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Volatility	70%	68%	71%
Expected option life, years from vesting	2.5	2.1	1.0
Interest rate (risk free)	4.27%	3.52%	2.56%
Dividends	None	None	None

For the portion of pro-forma compensation expense disclosed above relating to the Stock Purchase Plan, the weighted average fair values of the options feature implicit in the Company’s Stock Purchase Plan offerings in 2005, 2004, and 2003 were $1.91, $2.15 and $1.82, respectively.

The effects on 2005, 2004, and 2003 pro-forma net income (loss) and earnings (loss) per share of the estimated fair value of stock options and estimated dilutive shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; the Company’s option grants typically have a life of up to ten years and are not transferable.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Therefore, the actual fair value of a stock option grant may be different from the Company’s estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards (with limited exceptions). The Company was required to adopt SFAS 123R on January 1, 2006.

On April 6, 2005, in response to the issuance of SFAS 123R, the Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by certain current employees, excluding “officers” as defined under Section 16(a) of the Securities Exchange Act of 1934. Unvested options having an exercise price greater than $7.00 per share, representing the right to purchase a total of approximately 1.6 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense for the year ended December 31, 2005 as the exercise price was in excess of the fair market value on the date of modification resulting in no intrinsic value under APB25. The pro-forma results reported for 2005 in this footnote to the financial statements include approximately $4 million of pro-forma compensation expense resulting from the vesting acceleration. The decision to accelerate vesting of these options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R.

On December 8, 2005, the Compensation Committee of the Company’s Board of Directors approved a stock option grant to certain eligible employees. All eligible employees received fully vested options with an exercise price 20% greater than the stock price on the date of grant. The stock option grant did not result in recognition of compensation expense for the year ended December 31, 2005 as the exercise price was in excess of the fair market value on the date of grant resulting in no intrinsic value under APB 25. The 2005 pro-forma results reported in footnote 1(m) to the financial statements include approximately $3.8 million of pro-forma compensation expense related to this stock option grant. The decision to grant stock options that were immediately vested and with an exercise price 20% greater than the stock price on the date of grant was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R. The Company estimates that the future maximum compensation expense that would have been recorded related to this stock option grant based on adopting SFAS 123R on January 1, 2006, was approximately $4 million.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective approach. SFAS 123R requires that a company recognize stock compensation expense for awards of equity instruments to employees ratably over the service period. In addition, SFAS 123R requires that excess tax benefits related to stock compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. The impact of the adoption of SFAS 123R is estimated to result in an after tax compensation expense for unvested stock options outstanding at December 31, 2005 of approximately $0.5 million in 2006.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(o) Acquired technology and goodwill

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is provided on a straight-line basis over the assets’ estimated useful lives. As of December 31, 2005 and 2004, intangible assets consisted of $1.4 million of technology acquired in a business combination with a net carrying value of $29 thousand and $0.4 million and accumulated amortization of $1.4 million and $1.0 million, respectively. Amortization expense for this acquired technology was $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company expects to recognize approximately $29 thousand of amortization expense related to those assets in 2006.

Goodwill represents the residual purchase price paid in a business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing estimated fair value to its carrying value. During the first quarter of 2003, the Company made a claim against 155,760 common shares in escrow from the acquisition of 1mind Corporation (1mind). In April 2003, the shares were returned, retired and cancelled. This resulted in a $0.9 million reduction of goodwill and additional paid in capital.

The Company performed the annual impairment test on November 22, 2005 and December 2, 2004 and determined that goodwill was not impaired.

(p) Deferred taxes

Deferred taxes are provided for differences in the bases of the Company’s assets and liabilities for book and tax purposes and loss carry forwards based on tax rates expected to be in effect when these items reverse, and credit carry forwards. Valuation allowances are provided to the extent it is more likely than not that some portion of the deferred tax assets will not be realized, or will be charged to asset or equity accounts when realized.

(q) Other recent pronouncement

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 as of January 1, 2006 and does not expect it to have a material impact on the Company’s consolidated results of operations and financial condition.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	VALUATION AND QUALIFYING ACCOUNTS

The Company maintains allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. The Company’s allowance for doubtful accounts was $0.4 million at December 31, 2005, 2004 and 2003. The following reflects the activity of the allowance for doubtful accounts for each of three years ended December 31, 2005:

($ in thousands)	2005	2004	2003
Balance at beginning of year	$365	$365	$507
Provision for doubtful accounts	—	—	(142)
Write-offs	—	—	—

Balance at end of period	$365	$365	$365

The Company records allowances for estimates of potential credit memos and sales returns when the related revenue is recorded. The Company bases these estimates on historical analyses of credit memo data, current economic trends, and the Company’s experience with customer disputes, products, customer industry and other known factors. These estimated amounts are deferred or reserved until the related elements of the agreements are completed and provided to the customer or the dispute is resolved. The Company’s allowance for credit memos was $0.5 million at December 2005, $0.6 million at December 31, 2004 and $0.8 million at December 31, 2003. The following reflects the activity of the allowance for credit memos for each of three years ended December 31, 2005:

($ in thousands)	2005	2004	2003
Balance at beginning of year	$642	$815	$13
Revenue deferred (recognized)	378	224	1,649
Credit memos issued	(550)	(397)	(847)

Balance at end of period	$470	$642	$815

3.	EQUIPMENT AND IMPROVEMENTS AND COMPUTER SOFTWARE FOR INTERNAL USE

The cost and accumulated depreciation of equipment and improvements and computer software for internal use consisted of the following at December 31:

(in thousands)	2005	2004
Computer equipment and software	$6,244	$4,992
Furniture and fixtures	2,004	2,240
Leasehold improvements	2,053	1,990
Equipment under capital leases	594	594
Capital in progress	317	—

	11,212	9,816
Less: accumulated depreciation and amortization	(8,420)	(8,230)
Equipment and improvements, net of accumulated depreciation and amortization	$2,792	$1,586

Depreciation expense was approximately $1.0 million, $0.8 million, and $1.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2005, 2004 and 2003, the Company recorded disposals of approximately $0.7 million, $7.4 million and $0.7 million, respectively, of computer equipment, furniture and fixtures, leasehold improvements, and purchased software. Nearly all of the assets written off during 2005, 2004, and 2003 were fully depreciated, resulting in immaterial losses on disposal.

During 2005, the Company capitalized certain costs totaling $0.3 million associated with computer software developed for internal use. The capitalization and amortization of these costs are in accordance with AICPA Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This software was not completed or placed in service as of December 31, 2005, and is included in Capital in Progress. Accordingly, no amortization was taken during 2005. After the software is placed in service, it will be amortized over 3 years in accordance with the Company’s depreciation and amortization policy.

4.	STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. The Company’s stockholders have given the Company’s Board of Directors the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. The Company has not issued any shares of preferred stock through December 31, 2005.

(b) Common stock

The Company has 70,000,000 authorized shares of common stock at $.01 par value, of which 35,565,918 shares were issued and outstanding at December 31, 2005.

At the end of 2004, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s outstanding common stock. The purchases may be made from time to time on the open market or in privately negotiated transactions. Under the “Share Repurchase Program”, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During 2005, the Company repurchased 957,112 shares for $5.9 million under the Share Repurchase Program, all in open market purchases. The Share Repurchase Program expires on June 30, 2006.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Share Repurchase Program may be suspended or discontinued at any time without prior notice. The Company’s repurchase activity under the Share Repurchase Program through December 31, 2005 was as follows:

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

(c) 1994 Long-term incentive plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of December 31, 2005, options to purchase an aggregate of 6.5 million shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

(d) 1996 Non-employee director stock option plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the grant to non-employee Directors of the Company of options to purchase shares of the Company’s common stock. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to require (i) the grant to non-employee Directors on the date he or she first became a Director an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors following the annual shareholders meeting (commencing in 2000), a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. At December 31, 2005, under the Director

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan there were outstanding options to purchase an aggregate of 250,000 shares. The Compensation Committee administers the Director Plan. No options were granted under the Director Plan in 2005 and the Company does not intend to issue any options under the Director Plan in the future.

(e) 1996 employee stock purchase plan

In 1996, the Company adopted a 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”) pursuant to which the Company’s employees were entitled to purchase up to an aggregate of 1.0 million shares of common stock at a price equal to 85% of the fair market value of the common stock on either the commencement date or completion date for offerings under the plan, whichever is less. During 2005, the Company amended the Stock Purchase Plan to provide that for each offering period beginning on May 1, 2005 or later employees are entitled to purchase shares of common stock at a price equal to 95% of the fair market value on the completion date of the offering period. As of December 31, 2005, there had been thirteen offerings under the plan and approximately 0.7 million shares had been issued thereunder. The Stock Purchase Plan is tax qualified and as of December 31, 2005 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes.

(f) 2004 Long-term incentive plan

In 2004, the Company adopted the 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of December 31, 2005, a total of 7 million shares of common stock had been authorized under the 2004 Plan, approximately 3.2 million shares were subject to outstanding options and approximately 3.7 million shares were available for issuance. The Company’s Board of Directors has made a commitment to provide the Company’s non-employee directors with annual option grants. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

Stock Options Summary

The following table presents the combined activity for the 1994 Plan, the 2004 Plan and the Director Plan for the years ended December 31:

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Warrants Summary

In December 2005, the Company issued 27,766 shares of its common stock in connection with an exercise of warrants issued as part of the consideration for the Company’s acquisition of 1mind Corporation in 2002. These warrants were exercised by two former stockholders of 1mind. The consideration for these exercises was paid in the form of the surrender of 3,774 shares of the Company’s common stock under the warrants as a net exercise, which shares were valued at a total of $27 thousand, based on the average closing price of the Company’s common stock over the ten consecutive trading days ending on the third trading day prior to the date of exercise.

In February 2004, the Company issued 33,287 shares of its common stock in connection with the exercise of warrants issued as part of the consideration for the Company’s acquisition of 1mind Corporation in 2002. These warrants were exercised by four former stockholders of 1mind. The consideration for these exercises was paid in the form of the surrender of 2,967 shares of the Company’s common stock under the warrants as a net exercise, which share were valued at a total of $31 thousand, based on the average closing price of the Company’s common stock over the ten consecutive trading days ending on the third trading day prior to the date of exercise.

As of December 31, 2005, there were outstanding warrants to purchase 42,036 shares of the Company’s common stock with a weighted average fair value of $2.54 per share and a weighted average exercise price of $6.51 per share.

Shares reserved

As of December 31, 2005, 14,017,233 shares were reserved for future issuance for stock options and warrants, including 6,520,678 shares for the 1994 Plan, 250,000 shares for the Director Plan, 264,519 shares for the Stock Purchase Plan, 6,940,000 shares for the 2004 Plan, and 42,036 shares for warrants.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, the Company did not have material commitments for capital or operating expenditures other than a purchase commitment for customer support services and capital and operating leases. The purchase commitment for customer support services covers quality assurance and engineering support for legacy software. The Company leases certain equipment and office space under non-cancelable capital and operating leases with various extension dates through 2013. As of December 31, 2005, the Company’s known contractual obligations, including future minimum rental payments required under capital and operating leases with non-cancelable terms in excess of one year, were as follows:

(in thousands)	Purchase Obligations	Capital Lease	Operating Leases
For the calendar year
2006	$810	$109	$3,335
2007	810	64	3,404
2008	—	—	3,461
2009	—	—	3,579
2010	—	—	3,484
2011 and thereafter	—	—	8,911

Net minimum obligations	$1,620	$173	$26,174

Less: amount representing interest		(7)

Present value of minimum lease payments		166
Less: current portion		(103)

Capital lease obligation, net of current portion		$63

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

Subsequent to December 31, 2005, the Company entered into a purchase commitment with a partner for contracted resources at a cost of $0.7 million per year for the next three years for a total commitment of $2.1 million.

The Company is a party in various contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

6.	INCOME TAXES

The components of income before provision (benefit) for income taxes are as follows for the years ended December 31:

(in thousands)	2005	2004	2003
Domestic	$4,397	$10,053	$21,047
Foreign	922	1,103	845

Total	$5,319	$11,156	$21,892

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

(in thousands)	2005	2004	2003
Current:
Federal	$213	$276	$802
State	135	111	175
Foreign	63	476	425

Total current	411	863	1,402

Deferred:
Federal	(220)	2,171	4,884
State	(143)	(118)	(703)
Foreign	79	29	(370)

Total deferred	(284)	2,082	3,811

Total provision	$127	$2,945	$5,213

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit and tax credits	(2.9)	0.3	3.0
Permanent differences	2.2	0.8	0.2
Extraterritorial income exclusion	(18.2)	(8.2)	(2.5)
Federal research and experimentation credit	(3.0)	(2.1)	(1.3)
Tax effects of foreign activities	(4.1)	1.0	(1.0)
Changes in deferred tax liabilities	(1.6)	0.2	1.8
Provision to return adjustments	(1.9)	(0.6)	0.3
Tax exposure reserve	(1.4)	0.2	1.6
Valuation allowance	(2.0)	(0.5)	(13.3)
Other	0.3	0.3	—

Effective income tax rate	2.4%	26.4%	23.8%

During 2005, the Company engaged outside tax experts to review certain significant tax positions previously taken by the Company. Certain of these projects were completed during the third and fourth quarters of 2005. In addition, in the fourth quarter of 2005, the Company completed a study of its extra-territorial income exclusions, which resulted in a decrease of the Company’s reserve for tax uncertainties related to this item. As a result, during the fourth quarter of 2005, the Company recorded a net income tax benefit of $1.3 million due primarily to changes in estimates upon completion of the study of benefits related to extra-territorial income exclusions, recording of tax refunds and overpayments, and changes in deferred tax items. These fourth quarter 2005 entries also significantly decreased the effective tax rate for 2005 compared to the statutory rate. The Company expects the remaining income tax projects to be completed in 2007.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s effective income tax rate for 2005 was below the statutory federal income tax rate primarily because the Company recorded $1.0 million of benefits related to current period extra-territorial income exclusions, a $0.3 million reduction in reserve for tax uncertainties related to extra-territorial income exclusions, $0.2 million of estimated federal research and experimentation credit, a $0.2 million benefit from foreign activities, and $0.2 million of net benefit from state income taxes primarily due to state income tax credits. These factors were partially offset by $0.1 million of permanent differences primarily related to non-deductible meals and entertainment expenses.

Deferred income taxes at December 31, 2005 and 2004 reflect the net tax effects of net operating loss and tax credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes. The components of the Company’s net deferred tax assets (liabilities) are as follows as of December 31:

(in thousands)	2005	2004
Software revenue	$(22,172)	$(29,640)
Project costs	(1,107)	(198)
Depreciation	879	1,136
Accruals and reserves	1,845	2,843
Unrealized loss on investments	406	175
Net operating losses carried forward	11,583	17,082
Tax credits	8,025	7,110

Net deferred tax assets	(541)	(1,492)
Less valuation allowances	1,048	1,309

Net deferred income taxes	$(1,589)	$(2,801)

Reported as:
Current deferred tax liability, included in accounts payable and accrued expenses	$(413)	$(335)
Long-term deferred income taxes	(1,176)	(2,466)

Net deferred income taxes	$(1,589)	$(2,801)

A valuation allowance has been provided for certain deferred tax assets since it is not more likely than not that the Company will realize the entire benefit of the assets. The decrease in the valuation allowance during 2005 was due to a change in the estimate of the utilization of credit carry forwards. Included in the valuation allowance at December 31, 2005 was approximately $0.4 million related to acquired tax loss and credit carry forwards, which if utilized will reduce goodwill. These acquired tax benefits are subject to limitation by the provisions of Section 382 of the Internal Revenue Code. Also included in the valuation allowance at December 31, 2005 was approximately $0.5 million related to tax benefits generated on the exercise of stock options, which will be recorded directly to equity when realized.

At December 31, 2005, the Company had alternative minimum tax (“AMT”), and research and experimentation (“R&E”) net credit carry forwards for federal and state purposes of approximately $8.0 million, available to offset future taxable income. The carry forward period for the AMT credit is unlimited. The R&E credit carry forwards generally expire between 2006 and 2025.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2005, the Company had available U.S. net operating loss carry forwards of approximately $29.0 million. The operating loss carry forwards expire between 2006 and 2020. These carry forwards may be used to offset future income taxes payable at the federal and state levels, if any, and are subject to review by the U.S. Internal Revenue Service and various state taxing authorities.

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

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No.109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1), which clarifies that the manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. In addition, on January 19, 2005, the U.S. Treasury published Notice 2005-14 providing guidance on the implementation of the manufacturer’s deduction. Based on the Company’s current understanding of the Act, the Company believes that there is no current tax benefit.

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

7.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution retirement plan for qualifying employees pursuant to which the Company makes discretionary matching profit sharing contributions. Company contributions under the plan totaled approximately $0.6 million in 2005, $0.6 million in 2004, and $0.6 million in 2003.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	RESTATEMENT

Subsequent to the issuance of the Company’s 2005 consolidated financial statements, the Company determined that it had not applied the proper method of accounting to various type of arrangements involving fixed–price services and that its previously issued consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated.

Historically, the Company recognized revenue for all types of arrangements that included fixed-price services as the services were provided based upon the hours incurred at amounts equal to direct costs incurred up to the amounts billed to date, resulting in no gross profit being recognized until completion of the project. Generally, when the fixed-price services project was complete, the remaining revenue and gross profit associated with the fixed-price services project was recognized.

The Company has corrected its accounting for all types of arrangements that include fixed-price services to recognize revenue from these arrangements as follows:

(a)	When fixed price services are part of a multiple element arrangement, and the services are not essential to the functionality of the other elements of the arrangement, and when services are the only undelivered element, the Company recognizes the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period.

(b)	In a limited number of arrangements the fixed-price services are essential to the arrangement because the Company makes significant alterations to the functionality of the software or builds complex interfaces necessary for the software to be functional in the customer’s environment. The Company has not been able to make reasonably dependable estimates for the purpose of determining its progress to completion, as the Company has limited experience with these types of complex arrangements. Accordingly, all revenue and costs are deferred until the completion of these arrangements.

(c)	Revenue from fixed-price services that are not bundled with a software license is generally recognized as the services are performed, which is typically over a period of less than four months.

The Company also determined that it had not properly recognized revenue earned at the end of each period for time and materials services provided but not yet invoiced. This improper timing of revenue recognition had the effect of understating professional services revenues for each of the periods, beginning in the fourth quarter of 2004. The Company has changed its accounting procedures to correctly record revenue on these services.

Additionally the Company identified other errors that, individually and in the aggregate are not material to its financial statements taken as a whole for the current or any prior period but are being corrected as part of this restatement. The correction of these errors resulted in an increase of $0.2 million net of income tax in net income for the year ended December 31, 2005.

The cumulative effect of these restatements on retained earning as of the beginning of the year ended December 31, 2003 was an increase of $l.8 million.

The correction of these errors is reflected in the accompanying consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. The effects of the restatement are summarized below.

[remainder of page intentionally left blank]

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005 (in thousands)	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$21,314	$—	$21,314
Short-term investments	93,421	—	93,421

Total cash and short-term investments	114,735	—	114,735

Trade accounts receivable	25,486	1,492	26,978
Short-term license installments	26,537	—	26,537
Prepaid expenses and other current assets	1,953	2,799	4,752

Total current assets	168,711	4,291	173,002

Long-term license installments, net of unearned interest income	31,371	—	31,371
Equipment and improvements, net of accumulated depreciation and amortization	1,947	—	1,947
Computer software for internal use, net of accumulated amortization	845	—	845
Acquired technology, net of accumulated amortization	29	—	29
Other assets	114	—	114
Goodwill	2,346	—	2,346

Total assets	$205,363	$4,291	$209,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$8,197	$(35)	$8,162
Accounts payable and accrued expenses	10,769	—	10,769
Deferred revenue	18,749	1,779	20,528
Current portion of capital lease obligation	103	—	103

Total current liabilities	37,818	1,744	39,562

Long-term deferred income taxes	510	666	1,176
Capital lease obligation, net of current portion	63	—	63
Other long-term liabilities	1,171	—	1,171

Total liabilities	39,562	2,410	41,972

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—
Common stock Common stock, $.01 par value, 70,000,000 shares authorized; 35,565,918 and 36,076,649 shares issued and outstanding at December 31, 2004	356	—	356
Additional paid-in capital	118,968	—	118,968
Stock warrants	107	—	107
Retained earnings	46,007	1,881	47,888
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(623)	—	(623)
Foreign currency translation adjustments	986	—	986

Total stockholders’ equity	165,801	1,881	167,682

Total liabilities and stockholders’ equity	$205,363	$4,291	$209,654

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2005 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$40,791	$105	$40,896
Services	61,216	(1,903)	59,313

Total revenue	102,007	(1,798)	100,209

Cost of revenue:
Cost of software license	350	—	350
Cost of services	35,289	(2,298)	32,991

Total cost of revenue	35,639	(2,298)	33,341

Gross profit	66,368	500	66,868

Operating expenses:
Research and development	19,514	(57)	19,457
Selling and marketing	34,173	(80)	34,093
General and administrative	12,170	(70)	12,100

Total operating expenses	65,857	(207)	65,650

Income from operations	511	707	1,218

Installment receivable interest income	2,471	—	2,471
Other interest income, net	3,010	—	3,010
Other income (expense), net	(1,380)	—	(1,380)

Income before provision (benefit) for income taxes	4,612	707	5,319

Provision (benefit) for income taxes	(106)	233	127

Net income	$4,718	$474	$5,192

Earnings per share, basic	$0.13	$0.02	$0.15
Earnings per share, diluted	$0.13	$0.01	$0.14

Weighted average number of common shares outstanding, basic	35,774	—	35,774
Weighted average number of common shares outstanding, diluted	36,462	—	36,462

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2005 (in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$4,718	$474	$5,192
Adjustment to reconcile net income to cash flows from
Operating activities:
Stock option income tax benefits	696	—	696
Deferred income taxes	(660)	(320)	(980)
Depreciation, amortization, and other non cash items	1,725	—	1,725
Stock-based compensation expense	—	—	—
Loss on disposal of equipment	17	—	17
Change in operating assets and liabilities:
Trade accounts receivable and license installments	7,815	(542)	7,273
Prepaid expenses and other current assets	(740)	(2,126)	(2,866)
Accounts payable and accrued expenses	1,726	174	1,900
Deferred revenue	9,635	2,340	11,975
Other long-term assets and liabilities	363	—	363

Cash flows from operating activities	25,295	—	25,295

Cash flows from investing activities:
Purchase of investments	(44,427)	—	(44,427)
Maturing and called investments	12,000	—	12,000
Sale of investments	14,475	—	14,475
Investment in software, equipment and improvements	(2,236)	—	(2,236)

Cash flows from investing activities	(20,188)	—	(20,188)

Cash flows from financing activities:
Payments under capital lease obligation	(98)	—	(98)
Excess tax benefit from stock option exercises	—	—	—
Exercise of stock options	1,480	—	1,480
Proceeds from the sale of stock under	369	—	369
Repurchase of common stock	(5,877)	—	(5,877)

Cash flows from financing activities	(4,126)	—	(4,126)

Effect of exchange rate on cash and cash equivalents	(572)	—	(572)

Net increase in cash and cash equivalents	409	—	409

Cash and cash equivalents, beginning of period	20,905	—	20,905

Cash and cash equivalents, end of period	$21,314	$—	$21,314

Supplemental disclosures of cash flow information:
Cash paid during the year to date period for:
Interest	$81	$—	$81
Income taxes	$507	$—	$507

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004 (in thousands)	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$20,905	$—	$20,905
Short-term investments	76,455	—	76,455

Total cash and short-term investments	97,360	—	97,360

Trade accounts receivable	15,528	950	16,478
Short-term license installments	31,358	—	31,358
Prepaid expenses and other current assets	1,236	673	1,909

Total current assets	145,482	1,623	147,105

Long-term license installments, net of unearned interest income	44,344	—	44,344
Equipment and improvements, net of accumulated depreciation and amortization	1,508	—	1,508
Computer software for internal use, net of accumulated amortization	78	—	78
Acquired technology, net of accumulated amortization	379	—	379
Other assets	118	—	118
Goodwill	2,346	—	2,346

Total assets	$194,255	$1,623	$195,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$7,888	$—	$7,888
Accounts payable and accrued expenses	9,502	(209)	9,293
Deferred revenue	9,114	(561)	8,553
Current portion of capital lease obligation	98	—	98

Total current liabilities	26,602	(770)	25,832

Long-term deferred income taxes	1,480	986	2,466
Capital lease obligation, net of current portion	165	—	165
Other long-term liabilities	808	—	808

Total liabilities	29,055	216	29,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	361	—	361
Additional paid-in capital	122,152	—	122,152
Stock warrants	249	—	249
Retained earnings	41,289	1,407	42,696
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(267)	—	(267)
Foreign currency translation adjustments	1,416	—	1,416

Total stockholders’ equity	165,200	1,407	166,607

Total liabilities and stockholders’ equity	$194,255	$1,623	$195,878

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2004 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$41,563	$—	$41,563
Services	54,898	6,830	61,728

Total revenue	96,461	6,830	103,291

Cost of revenue:
Cost of software license	350	—	350
Cost of services	26,146	6,595	32,741

Total cost of revenue	26,496	6,595	33,091

Gross profit	69,965	235	70,200

Operating expenses:
Research and development	19,879	57	19,936
Selling and marketing	32,089	81	32,170
General and administrative	12,253	70	12,323

Total operating expenses	64,221	208	64,429

Income from operations	5,744	27	5,771

Installment receivable interest income	3,026	—	3,026
Other interest income, net	1,842	—	1,842
Other income (expense), net	517	—	517

Income before provision (benefit) for income taxes	11,129	27	11,156

Provision (benefit) for income taxes	3,575	(630)	2,945

Net income	$7,554	$657	$8,211

Earnings per share, basic	$0.21	$0.02	$0.23
Earnings per share, diluted	$0.20	$0.02	$0.22

Weighted average number of common shares outstanding, basic	35,691	—	35,691
Weighted average number of common shares outstanding, diluted	37,043	—	37,043

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2004 (in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$7,554	$657	$8,211
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	1,058	—	1,058
Deferred income taxes	1,365	(341)	1,024
Depreciation, amortization, and other non cash items	38	—	38
Stock-based compensation expense	1,417	—	1,417
Change in operating assets and liabilities:
Trade accounts receivable and license installments	651	(950)	(299)
Prepaid expenses and other current assets	(501)	6,558	6,057
Accounts payable and accrued expenses	259	(44)	215
Deferred revenue	(5,066)	(5,880)	(10,946)
Other long-term assets and liabilities	776	—	776

Cash flows from operating activities	7,551	—	7,551

Cash flows from investing activities:
Purchase of investments	(163,777)	—	(163,777)
Maturing and called investments	16,850	—	16,850
Sale of investments	89,753	—	89,753
Investment in software, equipment and improvements	(1,109)	—	(1,109)

Cash flows used in investing activities	(58,283)	—	(58,283)

Cash flows from financing activities:
Payments under capital lease obligation	(39)	—	(39)
Excess tax benefit from stock option exercises	—	—	—
Exercise of stock options	2,890	—	2,890
Proceeds from the sale of stock under	659	—	659
Repurchase of common stock	—	—	—

Cash flows used in financing activities	3,510	—	3,510

Effect of exchange rate on cash and cash equivalents	138	—	138

Net decrease in cash and cash equivalents	(47,084)	—	(47,084)
Cash and cash equivalents, beginning of period	67,989	—	67,989

Cash and cash equivalents, end of period	$20,905	$—	$20,905

Supplemental disclosures of cash flow information:
Cash paid during the year to date period for:
Interest	$14	$—	$14
Income taxes	$1,220	$—	$1,220
Non-cash financing activity:
Equipment acquired under capital lease	$302	$—	$302

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2003 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$57,695	$—	$57,695
Services	41,618	(4,283)	37,335

Total revenue	99,313	(4,283)	95,030

Cost of revenue:
Cost of software license	350	—	350
Cost of services	27,069	(4,308)	22,761

Total cost of revenue	27,419	(4,308)	23,111

Gross profit	71,894	25	71,919

Operating expenses:
Research and development	21,592	—	21,592
Selling and marketing	24,840	(36)	24,804
General and administrative	10,788	—	10,788

Total operating expenses	57,220	(36)	57,184

Income from operations	14,674	61	14,735

Installment receivable interest income	5,163	—	5,163
Other interest income, net	759	—	759
Other income (expense), net	1,235	—	1,235

Income before provision for income taxes	21,831	61	21,892

Provision for income taxes	4,150	1,063	5,213

Net income	$17,681	$(1,002)	$16,679

Earnings per share, basic	$0.51	$(0.03)	$0.48
Earnings per share, diluted	$0.49	$(0.02)	$0.47

Weighted average number of common shares outstanding, basic	34,518	—	34,518
Weighted average number of common shares outstanding, diluted	35,757	—	35,757

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2003 (in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$17,681	$(1,002)	$16,679
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	1,859	—	1,859
Deferred income taxes	625	1,327	1,952
Depreciation, amortization, and other non cash items	1,496	—	1,496
Reduction in provision for doubtful accounts	(146)	—	(146)
Change in operating assets and liabilities:
Trade accounts receivable and license installments	(4,871)	—	(4,871)
Prepaid expenses and other current assets	142	(4,443)	(4,301)
Accounts payable and accrued expenses	3,312	(165)	3,147
Deferred revenue	905	4,283	5,188
Other long-term assets and liabilities	(34)	—	(34)

Cash flows from operating activities	20,969	—	20,969

Cash flows from investing activities:
Purchase of investments	(46,226)	—	(46,226)
Maturing and called investments	32,324	—	32,324
Sale of investments	—	—	—
Investment in software, equipment and improvements	(382)	—	(382)

Cash flows from investing activities	(14,284)	—	(14,284)

Cash flows from financing activities:
Payments under capital lease obligation	—	—	—
Excess tax benefit from stock option exercises	—	—	—
Exercise of stock options	2,422	—	2,422
Proceeds from the sale of stock under	532	—	532
Repurchase of common stock	—	—	—

Cash flows from financing activities	2,954	—	2,954

Effect of exchange rate on cash and cash equivalents	957	—	957

Net increase (decrease) in cash and cash equivalents	10,596	—	10,596

Cash and cash equivalents, beginning of period	57,393	—	57,393

Cash and cash equivalents, end of period	$67,989	$—	$67,989

Supplemental disclosures of cash flow information:
Cash paid during the year to date period for:
Interest	$102	$—	$102
Income taxes	$1,027	$—	$1,027
Non-cash financing activity:
Return of shares held in escrow related to business combination	$901	$—	$901

9.	SELECTED QUARTERLY INFORMATION (UNAUDITED, AS RESTATED)

The selected quarterly information has been restated to reflect the adjustments related to the matters discussed in Note 8 to the Company’s Consolidated Financial Statements. The first set of tables reflects the quarterly information “as previously reported” in the Original Form 10-K; the second set of tables sets forth the “as restated” quarterly information.

	2005
	As Previously Reported	As Previously Reported	As Previously Reported	As Previously Reported
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$24,230	$23,788	$26,846	$27,143
Gross profit	16,595	15,656	17,470	16,647
Income (loss) from operations	(700)	(130)	1,827	(486)
Income before provision for income taxes	173	481	3,139	819
Net income	73	356	1,371	2,918
Earnings per share, basic	$0.00	$0.01	$0.04	$0.08
Earnings per share, diluted	$0.00	$0.01	$0.04	$0.08

	2004
	As Previously Reported	As Previously Reported	As Previously Reported	As Previously Reported
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$24,656	$24,040	$21,528	$26,237
Gross profit	17,917	17,925	14,999	19,124
Income (loss) from operations	1,679	2,507	(321)	1,879
Income before provision for income taxes	2,682	3,282	1,141	4,024
Net income	1,742	2,122	741	2,949
Earnings per share, basic	$0.05	$0.06	$0.02	0.08
Earnings per share, diluted	$0.05	$0.06	$0.02	0.08

	2005
	As Restated	As Restated	As Restated	As Restated
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$24,413	$22,895	$27,156	$25,745
Gross profit	17,160	15,407	17,819	16,482
Income (loss) from operations	37	(381)	2,026	(464)
Income before provision for income taxes	910	232	3,336	841
Net income	610	152	2,248	2,182
Earnings per share, basic	$0.02	$0.00	$0.06	$0.06
Earnings per share, diluted	$0.02	$0.00	$0.06	$0.06

	2004
	As Restated	As Restated	As Restated	As Restated
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$27,222	$24,275	$22,433	$29,361
Gross profit	17,123	18,548	14,455	20,074
Income (loss) from operations	849	3,130	(865)	2,657
Income before provision for income taxes	1,852	3,905	596	4,803
Net income	1,392	2,925	446	3,448
Earnings per share, basic	$0.04	$0.08	$0.01	$0.10
Earnings per share, diluted	$0.04	$0.08	$0.01	$0.09

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

As discussed in Note 8 to the consolidated financial statements, the Company is restating its previously issued financial statements and other financial information for the years 2005, 2004 and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The following Item 9A, Controls and Procedures, has been revised in light of these restatements.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO previously concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective as of that date due to the material weaknesses in our internal control over financial reporting described in subsections (i) and (ii) below.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a “material weakness” as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

(i) Material Weakness Related to Revenue Recognition on Transactions Containing Complex and Non-Standard Terms. Consistent with our sales strategy of selling smaller initial licenses to target accounts, and then focusing on opportunities for larger follow-on sales after the customer has realized business value from our software, we are increasingly offering our customers an option as part of the initial license agreement to purchase additional software products or additional license rights in the future at a discount. These options may allow the customer to extend the use of previously delivered software for additional users, for different purposes, or in a different environment, or may allow the customer to purchase additional, not previously delivered software. While these options are frequently similar in structure, they sometimes have unique features as a result of negotiations with the customer. During the fourth quarter of 2005, the Company’s revenue accounting staff was not sufficiently versed in interpreting the accounting literature as it related to one variation of these options. As a result, two contracts which contained this variation were not properly accounted for in our initial consolidated trial balance. This error was first noted and brought to the attention of management by our independent registered public accounting firm in connection with their audit of our 2005 financial statements.

Specifically, the two contracts initially allowed the customer to use the software in a non-production environment and, in each case, provided the customer with an option, for an additional fee, to use the same software in a production environment. The discounts on the options for expanded use in a production environment were more than insignificant and incremental to the discount on the initial license. Since the options related to software delivered at the time of the initial license, the Company initially concluded that delivery was complete and the exercise of the option by customer would constitute purchases of additional copies of products already licensed by and delivered to the customer under the same arrangement, which would not require accounting for the options as a separate element. However, because the license for use in a production environment is not effective until the option is exercised by the customer, and is different than the license for use in a non-production environment, the option does not represent additional copies of products licensed by the customer and therefore the option should be accounted for as a separate element. Upon determination that an undelivered element existed as of December 31, 2005, the Company determined it was appropriate under generally accepted accounting principles to defer a total of $1.0 million of revenue, representing the incremental discount associated with the options, until the options were exercised or expired in 2006. Based on the foregoing, management concluded that there existed a material weakness in the Company’s ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions containing certain complex and non-standard terms.

(ii) Material Weakness Related to Tax Decisions. In addition, management identified a significant deficiency as of December 31, 2004 related to insufficient technical review and supervision of tax decisions including various estimates. The Company made meaningful progress addressing the deficiency during 2005. We added additional technical resources to assist in the preparation and review of our tax decisions. We also improved the underlying tax preparation and review procedures. Nonetheless, as of December 31, 2005, based upon certain adjustments to our tax provision that were required in the fourth quarter of 2005 that were significant but not material, the potential for further misstatements and the fact that the significant deficiency was not remediated after one year, management deemed this control deficiency to be a material weakness.

(iii) Material Weakness Related to Accounting for Professional Services Revenue. In connection with the restatements described above, management determined that there existed an additional material weakness in internal control over financial reporting relating to management’s oversight and determination of the appropriate accounting treatment for arrangements involving professional services. See Note 8 to Consolidated Financial Statements on page 58 of this Annual Report on Form 10-K/A. This additional material weakness did not affect management’s previous conclusion that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective.

The accounting errors related to each of the three material weaknesses identified above have been corrected through additional procedures and management believes that the Company has issued financial statements in this Annual Report on Form 10-K/A that reflect the correct accounting and that fairly represent in all material respects, the financial condition and results of the Company’s operations and cash flows.

Remediation.

To address the material weakness described above related to revenue recognition on transactions containing complex and non-standard terms, we are assessing the expertise of our staff responsible for revenue recognition and addressing any identified deficiencies. In particular, we are improving our ability to identify when customer contracts contain non-standard features. We are also improving our research protocol so that we more fully understand the applicable accounting for such features.

To address the material weakness described above related to tax decisions, we are augmenting the review and supervision procedures recently adopted (e.g. retention of third party expertise to conduct quarterly and year-end review of our tax decisions and estimates), with additional training and use of enhanced tax preparation software.

To address the material weakness described above related to our method of accounting for certain arrangements involving professional services, we have changed the methods by which we account for such arrangements, and applied these changes retroactively to our previously issued financial statements for the years 2005, 2004 and 2003, and to financial information for the years 2002 and 2001. Our revised methods of accounting for such arrangements are described under Revenue Recognition in Critical Accounting Policies on page 27 of this Annual Report on Form 10-K/A. We are also improving the expertise of our staff responsible for revenue recognition with respect to the proper method of accounting for arrangements involving professional services.

(b) Management’s report on Internal Control over Financial Reporting and Attestation of Independent Registered Public Accounting Firm. The report of our management regarding internal control over financial reporting (as revised) and the attestation report of our independent registered public accounting firm (as revised) are included in Item 8 of this Form 10-K/A on pages 34-35.

(c) Changes in Internal Control over Financial Reporting. As previously reported, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K/A, and the remainder is contained in our proxy statement for our 2006 Annual Stockholders Meeting under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2006 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our 2006 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

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

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as part of this Annual Report on Form 10-K/A:

(1) Financial Statements

The following Consolidated Financial Statements are included in Item 8:

(b)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K/A.

(c)	Financial Statement Schedules

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

PEGASYSTEMS INC.

By:	/s/ CRAIG DYNES
Craig Dynes
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: April 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below on April 25, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CRAIG DYNES Craig Dynes	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ JAMES REILLY James Reilly	Vice President, Finance and Chief Accounting Officer (principal accounting officer)

/s/ RICHARD H. JONES Richard H. Jones	Vice Chairman and Director

/s/ ALEXANDER V. D’ARBELOFF Alexander V. d’Arbeloff	Director

/s/ STEVEN F. KAPLAN Steven F. Kaplan	Director

/s/ JAMES P. O’HALLORAN James P. O’Halloran	Director

/s/ WILLIAM WYMAN William Wyman	Director

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description
3.3	Restated Articles of Organization, of the Registrant. (Filed as exhibit 99.2 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

3.4	Restated By-Laws of the Registrant. (Filed as exhibit 99.3 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3++	1996 Employee Stock Purchase Plan. (Filed in Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.4	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.6	Agreement and Release dated November 2, 2001 by and between the Registrant and Carreker Corporation. (Filed as exhibit 10.17 to the Registrant’s 2001 Form 10-K/A. Confidential treatment requested as to certain portions and incorporated herein by reference.)

10.7++	Executive Employment Agreement dated July 25, 2002 between Registrant and Henry Ancona. (Filed as exhibit 10.1 to the Registrant’s September 30, 2002 Form 10-Q and incorporated herein by reference.)

10.8	Asset Purchase Agreement dated January 29, 2002 between Registrant and 1mind Corporation. (Filed as exhibit 2.0 to the Registrant’s February 21, 2002 Form 8-K and incorporated herein by reference.)

10.9	Refreshed Software License and Support Agreement dated March 1, 2002 by and between the Registrant and First Data Resources Inc. (Filed as exhibit 10.1 to the Registrant’s March 31, 2002 Form 10-Q. Confidential treatment requested as to certain portions and incorporated herein by reference.)

10.10	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.11	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

Exhibit No.	Description
10.12++	2004 Long-Term Incentive Plan of the Registrant. (Filed in Registrant’s Proxy Statement for its 2004 annual stockholders meeting and incorporated herein by reference.)

10.13++	Form of Employee Stock Option Agreement. (Filed as exhibit 10.1 to the Registrant’s September 30, 2004 10-Q and incorporated herein by reference).

10.14	Form of Non-Employee Director Stock Option Agreement. (Filed as exhibit 10.2 to the Registrant’s September 30, 2004 10-Q and incorporated herein by reference).

10.15	Warrant Agreement dated July 12, 2004 between the Registrant and International Business Machines Corporation. (Filed as exhibit 10.3 to the Registrant’s September 30, 2004 10-Q and incorporated herein by reference.)

10.16++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004.

10.17++	Offer Letter between the Registrant and Michael J. Wallrich dated October 22, 2004.

10.18++	Amendment to Executive Employment Agreement between the Registrant and Henry Ancona dated February 4, 2005.

10.19	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated by reference herein).

10.20++	2005 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.2 to the Registrant’s April 27, 2005 Form 8-K and incorporated by reference herein).

10.21++	Notice of Grant Stock Options and Option Agreement. (Filed as Exhibit 99.1 to the Registrant’s June 2, 2005 Form 8-K and incorporated reference herein).

10.22++	2006 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s December 8, 2005 Form 8-K and incorporated by reference herein).

10.23++	Offer Letter between the Registrant and Edward L. Hughes dated February 21, 2006 (filed as Exhibit 99.2 to the Registrant’s February 27, 2006 Form 8-K and incorporated by reference herein).

21.1	Subsidiaries of the Registrant. (Filed as exhibit 21.1 to the Registrant’s 2003 Form 10-K/A and incorporated herein by reference.)

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

+32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K/A.
+	Filed herewith