Form 10-Q/A
period 2006-03-31
PEGASYSTEMS INC
filed 2007-04-25
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

PEGASYSTEMS INC.

EXPLANATORY NOTE

On March 5, 2007, Pegasystems Inc. (the “Company”) issued a press release and filed a related Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”), in which it announced that it would be restating its previously issued financial statements and other financial information for the years 2005, 2004 and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004.

The Company is restating the previously issued financial statements to correct the timing of revenue recognition for arrangements which include fixed-price services. The Company is also restating the previously issued financial statements to correct the timing of revenue recognition for time and materials services provided but not yet invoiced and to correct certain other immaterial errors.

This Amendment No. 1 (this “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Original Form 10-Q”) is being filed to restate the condensed consolidated financial statements for the three months ended March 31, 2006 and 2005.

This Form 10-Q/A also includes revisions and additional disclosures in response to comments from the SEC staff. Although the SEC staff did not require the Company to amend its previous filings with respect to these comments, the revisions and additional disclosures included in this Form 10-Q/A reflect the Company’s commitment to address the comments in future filings.

Specifically, this Form 10-Q/A amends and restates the following portions of the Original Form 10-Q:

•	Part I, Item 1. Unaudited Condensed Consolidated Financial Statements;

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item 4. Controls and Procedures;

•	Part II, Item 1A. Risk Factors;

•	Part II, Item 6. Exhibits; and

•	Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as required to reflect the items described above, no other modifications or updates have been made to the Original Form 10-Q. Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original Form 10-Q. This Form 10-Q/A does not describe events occurring after the Original Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

In light of the restatements referenced above, readers should not rely on our previously issued financial statements for the quarters ended March 31, 2006 and 2005.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share-related data)

	March 31, 2006	December 31, 2005
	(As Restated See Note 4)	(As Restated See Note 4)
ASSETS
Current assets:
Cash and cash equivalents	$17,016	$21,314
Short-term investments	99,957	93,421

Total cash and short-term investments	116,973	114,735

Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2006 and 2005	35,506	26,978
Short-term license installments	25,813	26,537
Prepaid expenses and other current assets	4,221	4,752

Total curent assets	182,513	173,002

Long-term license installments, net of unearned interest income	22,281	31,371
Equipment and improvements, net of accumulated depreciation and amortization	2,098	1,947
Computer software for internal use, net of accumulated amortization	1,035	845
Other assets	113	143
Goodwill	2,346	2,346

Total assets	$210,386	$209,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued payroll related expenses	$4,994	$8,162
Accounts payable and accrued expenses	11,341	10,769
Deferred revenue	24,516	20,528
Current portion of capital lease obligation	104	103

Total current liabilities	40,955	39,562

Long-term deferred income taxes	792	1,176
Capital lease obligation, net of current portion	36	63
Other long-term liabilities	1,484	1,171

Total liabilities	43,267	41,972

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,586,747 and 35,565,918 shares issued and outstanding at March 31, 2006 and December 31, 2005 respectively	356	356
Additional paid-in capital	119,313	118,968
Stock warrants	107	107
Retained earnings	46,977	47,888
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(652)	(623)
Foreign currency translation adjustments	1,018	986

Total stockholders’ equity	167,119	167,682

Total liabilities and stockholders’ equity	$210,386	$209,654

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
	(As Restated See Note 4)	(As Restated See Note 4)
Revenue:
Software license	$6,998	$10,880
Services	22,201	13,533

Total revenue	29,199	24,413

Cost of revenue:
Cost of software license	31	88
Cost of services	14,087	7,165

Total cost of revenue	14,118	7,253

Gross profit	15,081	17,160

Operating expenses:
Research and development	5,402	4,968
Selling and marketing	9,810	8,888
General and administrative	2,637	3,267

Total operating expenses	17,849	17,123

(Loss) income from operations	(2,768)	37

Installment receivable interest income	447	564
Other interest income, net	1,115	625
Other income (expense), net	245	(316)

Income (loss) before provision (benefit) for income taxes	(961)	910

Provision (benefit) for income taxes	(50)	300

Net income (loss)	$(911)	$610

Earnings per share, basic and diluted	$(0.03)	$0.02

Weighted average number of common shares outstanding, basic	35,572	36,044
Weighted average number of common shares outstanding, diluted	35,572	36,829

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005
	(As Restated See Note 4)	(As Restated See Note 4)
Cash flows from operating activities:
Net income (loss)	$(911)	$610
Adjustment to reconcile net income (loss) to cash flows from operating activities:
Stock option income tax benefits	(42)	11
Deferred income taxes	(351)	200
Depreciation, amortization, and other non cash items	611	396
Stock-based compensation expense	263	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	1,289	7,157
Prepaid expenses and other current assets	534	(742)
Accounts payable and accrued expenses	(2,575)	(2,858)
Deferred revenue	3,988	7,104
Other long-term assets and liabilities	313	105

Cash flows from operating activities	3,119	11,983

Cash flows from investing activities:
Purchase of investments	(21,608)	(14,088)
Maturing and called investments	14,900	2,000
Sale of investments	—	11,575
Investment in software, equipment and improvements	(806)	(311)

Cash flows from investing activities	(7,514)	(824)

Cash flows from financing activities:
Payments under capital lease obligation	(25)	(24)
Excess tax benefit from stock option exercises	42	—
Exercise of stock options	351	89
Repurchase of common stock	(311)	(931)

Cash flows from financing activities	57	(866)

Effect of exchange rate on cash and cash equivalents	40	(175)

Net increase (decrease) in cash and cash equivalents	(4,298)	10,118
Cash and cash equivalents, beginning of period	21,314	20,905

Cash and cash equivalents, end of period	$17,016	$31,023

Supplemental disclosures of cash flow information:
Cash paid during the year-to-date period for:
Interest	$3	$4
Income taxes	$150	$154

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as amended.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2006. Certain prior period amounts have been reclassified to conform to the current presentation as described in the following notes.

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

(b) Computer software for internal use, net of accumulated amortization

The Company capitalizes and amortizes costs associated with computer software developed or purchased for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). The Company amortizes capitalized software costs generally over three years commencing on the date the software is placed into service. During the first quarter of 2006, the Company capitalized costs totaling $0.2 million for computer software developed for internal use. The cost and accumulated amortization of computer software for internal use consisted of the following:

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

(in thousands, except per share amounts)	Three months ended March 31,
	2006	2005
Basic
Net income (loss)	$(911)	$610

Weighted average common shares outstanding	35,572	36,044

Earnings (loss) per share, basic	$(0.03)	$0.02

Diluted
Net income (loss)	$(911)	$610

Weighted average common shares outstanding	35,572	36,044
Effect of assumed exercise of stock options and warrant	—	785

Weighted average common shares outstanding, assuming dilution	35,572	36,829

Earnings (loss) per share, diluted	$(0.03)	$0.02

Outstanding options and warrants excluded as impact would be anti-dilutive	9,277	5,934

(d) Segment reporting

The Company currently operates in one operating segment — rules-based business process management, or BPM, software. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Substantially all of the Company’s assets are located within the United States. The Company derived its operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States) for the three months ended March 31:

($ in thousands)	2006		2005
United States	$19,331	66%	$18,040	74%
United Kingdom	3,626	12%	3,024	12%
Europe, other	5,380	19%	2,025	8%
Other	862	3%	1,324	6%

	$29,199	100%	$24,413	100%

In the first quarter of 2006, one customer represented 10% of the Company’s total revenue. In the first quarter of 2005, two customers represented 18% and 10% of the Company’s total revenue, respectively.

(e) Stock options

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The majority of the Company’s share-based compensation arrangements vest over either a four or five year vesting schedule.

Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25 and related interpretations. The Company also followed the disclosure requirements of SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective approach, and, accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

The Company periodically grants stock options for a fixed number of shares of common stock to its employees, directors and non-employee contractors, with an exercise price greater than or equal to the fair market value of the Company’s common stock at the date of the grant. At March 31, 2006, the Company had four stock-based compensation plans, which are described more fully below. The following table presents the share-based compensation expense included in the Company’s unaudited consolidated statement of income.

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for the options (“excess tax benefits”) to be classified as financing cash flows. There was $42 thousand of excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

For the first quarter of 2006, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model, with the following assumptions:

Three months ended March 31, 2006
Expected volatility(1)	77%
Expected post-vesting option life(2)	3.6 years
Interest rate (risk free)(3)	4.83%
Expected annual dividend yield	None

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options with an exercise price equal to greater than the market price at the date of grant. Had the fair value based method as prescribed by SFAS 123 been applied to the Company’s financial statements, the effect on net income and earnings per share for the first quarter of 2005 would have been as follows:

(in thousands, except per share amounts)	Three months ended March 31, 2005
Net income, as reported	$610
Add: Employee compensation expense for stock options included in reported net income, net of income taxes	—
Less: Total employee compensation expense for stock options determined under fair value method, net of income taxes	(1,285)

Net income (loss), pro forma	$(675)

Earnings (loss) per share:
Basic, as reported	0.02
Basic, pro forma	(0.02)
Diluted, as reported	0.02
Diluted, pro forma	(0.02)

For the first quarter of 2005, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model, with the following assumptions:

Three months ended March 31, 2005
Expected volatility	75%
Expected post-vesting option life	2.5 years
Interest rate (risk free)	4.18%
Expected annual dividend yield	None

1994 Long-term incentive plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 1994 Plan may be granted stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of March 31, 2006, options to purchase an aggregate of 5.7 million shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

1996 Non-employee director stock option plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the grant to non-employee Directors of the Company of options to purchase shares of the Company’s common stock. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to provide for (i) the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors following the annual meeting of stockholders (commencing in 2000), of a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. At March 31, 2006, there were outstanding options under the Director Plan to purchase an aggregate of 240,000 shares. The Compensation Committee administers the Director Plan. No options were granted under the Director Plan in the first quarter of 2006 and the Company does not intend to issue any options under the Director Plan in the future.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1996 Employee stock purchase plan

In 1996, the Company adopted a 1996 Employee Stock Purchase Plan (the “Stock Purchase Plan”) pursuant to which the Company’s employees were entitled to purchase up to an aggregate of 1.0 million shares of common stock at a price equal to 85% of the fair market value of the common stock on either the commencement date or completion date for offerings under the plan, whichever is less. During 2005, the Company amended the Stock Purchase Plan to provide that, for each offering period beginning on May 1, 2005 or later, employees are entitled to purchase shares of common stock at a price equal to 95% of the fair market value on the completion date of the offering period. As of March 31, 2006, there had been thirteen offerings under the plan and approximately 0.7 million shares had been issued thereunder. The Stock Purchase Plan is tax qualified and as of March 31, 2006 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes.

2004 Long-term incentive plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of March 31, 2006, a total of 7 million shares of common stock had been authorized under the 2004 Plan, approximately 3.3 million shares were subject to outstanding options and approximately 3.6 million shares were available for issuance. The Company’s Board of Directors has made a commitment to provide the Company’s non-employee Directors with annual option grants. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

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

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of the Company’s stock of $8.16 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 5.6 million.

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

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of the Company’s employee stock options was approximately $1.5 million and is expected to be recognized over a weighted-average period of approximately 1.7 years.

Cash received from option exercises under all share-based payment arrangements for the first quarter of 2006 was $0.4 million. The actual tax benefit for the tax deductions from option exercises of the share-based payment arrangements totaled $42 thousand for the first quarter of 2006.

3. COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. The Company’s total comprehensive loss is as follows:

	Three months ended March 31,
(in thousands)	2006	2005
Comprehensive income (loss):
Net (loss) income	$(911)	$610
Other comprehensive income (loss):
Foreign currency translation adjustments	32	(147)
Unrealized loss on securities	(29)	(316)

Comprehensive income (loss):	$(908)	$147

4. RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2006, the Company determined that it had not applied the proper method of accounting to various type of arrangements involving fixed–price services and that its previously issued consolidated financial statements for the three months ended March 31, 2006 and 2005 should be restated.

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has corrected its accounting for all types of arrangements that include fixed-price services to recognize revenue from these arrangements as follows:

(a)	When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the other elements of the arrangement, when services are the only undelivered element, the Company recognizes the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period.

(b)	In a limited number of arrangements, the fixed-price services are essential to the arrangement because the Company makes significant alterations to the functionality of the software or builds complex interfaces necessary for the software to be functional in the customer’s environment. The Company has not been able to make reasonably dependable estimates for the purpose of determining its progress to completion, as the Company has limited experience with these types of complex arrangements. Accordingly, all revenue and costs are deferred until the completion of these arrangements.

(c)	Revenue from fixed-price services that are not bundled with a software license is generally recognized as the services are performed, which is typically over a period of less than four months.

The Company also determined that it had not properly recognized revenue earned at the end of each period for time and materials services provided but not yet invoiced. This improper timing of revenue recognition had the effect of understating these professional services revenues for each of the periods, beginning in the fourth quarter of 2004 through the first quarter of 2006. The Company has changed its accounting procedures to correctly record revenue on these services.

The correction to the accounting for all of the arrangements that included fixed-price services has the effect of increasing total revenue by $1.4 million, increasing cost of services by $1.5 million, and decreasing net income by $0.1 million for the three months ended March 31, 2006. The correction to the accounting for fees for time and materials services provided but not yet invoiced at the end of each period has the effect of increasing total revenue by $0.7 million and increasing net income by $0.5 million for the three months ended March 31, 2006.

Additionally, the Company identified other errors that, individually and in the aggregate, are not material to its financial statements taken as a whole for the current or any prior period but are being corrected as part of this restatement. The correction of these immaterial errors resulted in a decrease of $35 thousand in net income for the three months ended March 31, 2006.

The cumulative effect of these restatements on retained earnings as of March 31, 2006 was an increase of $2.3 million.

The correction of these errors is reflected in the accompanying condensed consolidated balance sheets as of December 31, 2005 and March 31, 2006 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2006 and 2005 as set forth below:

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2006 (in thousands)	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$17,016	$—	$17,016
Short-term investments	99,957	—	99,957

Total cash and short-term investments	116,973	—	116,973
Trade accounts receivable	33,306	2,200	35,506
Short-term license installments	25,813	—	25,813
Prepaid expenses and other current assets	2,871	1,350	4,221

Total current assets	178,963	3,550	182,513
Long-term license installments, net of unearned interest income	22,281	—	22,281
Equipment and improvements, net of accumulated depreciation and amortization	2,098	—	2,098
Computer software for internal use, net of accumulated amortization	1,035	—	1,035
Other assets	113	—	113
Goodwill	2,346	—	2,346

Total assets	$206,836	$3,550	$210,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$4,994	$—	$4,994
Accounts payable and accrued expenses	11,303	38	11,341
Deferred revenue	24,112	404	24,516
Current portion of capital lease obligation	104	—	104

Total current liabilities	40,513	442	40, 955
Long-term deferred income taxes	—	792	792
Capital lease obligation, net of current portion	36	—	36
Other long-term liabilities	1,484	—	1,484

Total liabilities	42,033	1,234	43,267

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	356	—	356
Additional paid-in capital	119,313	—	119,313
Stock warrants	107	—	107
Retained earnings	44,661	2,316	46,977
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(652)	—	(652)
Foreign currency translation adjustments	1,018	—	1,018

Total stockholders’ equity	164,803	2,316	167,119

Total liabilities and stockholders’ equity	$206,836	$3,550	$210,386

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2006 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$6,900	$98	$6,998
Services	20,216	1,985	22,201

Total revenue	27,116	2,083	29,199

Cost of revenue:
Cost of software license	31	—	31
Cost of services	12,638	1,449	14,087

Total cost of revenue	12,669	1,449	14,118

Gross profit	14,447	634	15,081

Operating expenses:
Research and development	5,402	—	5,402
Selling and marketing	9,775	35	9,810
General and administrative	2,637	—	2,637

Total operating expenses	17,814	35	17,849

Loss from operations	(3,367)	599	(2,768)

Installment receivable interest income	447	—	447
Other interest income, net	1,115	—	1,115
Other income (expense), net	245	—	245

Income (loss) before provision (benefit) for income taxes	(1,560)	599	(961)

Provision (benefit) for income taxes	(214)	164	(50)

Net income (loss)	$(1,346)	$435	$(911)

Earnings per share, basic and diluted	$(0.04)	$0.01	$(0.03)

Weighted average number of common shares outstanding, basic	35,572		35,572
Weighted average number of common shares outstanding, diluted	35,572		35,572

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2006 (in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(1,346)	$435	$(911)
Adjustment to reconcile net loss to cash flows from operating activities:
Stock option income tax benefits	(42)	—	(42)
Deferred income taxes	(477)	126	(351)
Depreciation, amortization, and other non cash items	611	—	611
Stock-based compensation expense	263	—	263
Change in operating assets and liabilities:
Trade accounts receivable and license installments	1,997	(708)	1,289
Prepaid expenses and other current assets	(915)	1,449	534
Accounts payable and accrued expenses	(2,648)	73	(2,575)
Deferred revenue	5,363	(1,375)	3,988
Other long-term assets and liabilities	313	—	313

Cash flows from operating activities	3,119	—	3,119

Cash flows from investing activities:
Purchase of investments	(21,608)	—	(21,608)
Maturing and called investments	14,900	—	14,900
Sale of investments	—	—	—
Investment in software, equipment and improvements	(806)	—	(806)

Cash flows from investing activities	(7,514)	—	(7,514)

Cash flows from financing activities:
Payments under capital lease obligation	(25)	—	(25)
Excess tax benefit from stock option exercises	42	—	42
Exercise of stock options	351	—	351
Repurchase of common stock	(311)	—	(311)

Cash flows from financing activities	57	—	57

Effect of exchange rate on cash and cash equivalents	40	—	40

Net (decrease) in cash and cash equivalents	(4,298)	—	(4,298)

Cash and cash equivalents, beginning of period	21,314	—	21,314

Cash and cash equivalents, end of period	$17,016	$—	$17,016

Supplemental disclosures of cash flow information:
Cash paid during the year-to-date period for:
Interest	$3	$—	$3
Income taxes	$150	$—	$150

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 (in thousands)	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$21,314	$—	$21,314
Short-term investments	93,421	—	93,421

Total cash and short-term investments	114,735	—	114,735

Trade accounts receivable	25,486	1,492	26,978
Short-term license installments	26,537	—	26,537
Prepaid expenses and other current assets	1,953	2,799	4,752

Total current assets	168,711	4,291	173,002

Long-term license installments, net of unearned interest income	31,371	—	31,371
Equipment and improvements, net of accumulated depreciation and amortization	1,947	—	1,947
Computer software for internal use, net of accumulated amortization	845	—	845
Other assets	143	—	143
Goodwill	2,346	—	2,346

Total assets	$205,363	$4,291	$209,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$8,197	$(35)	$8,162
Accounts payable and accrued expenses	10,769	—	10,769
Deferred revenue	18,749	1,779	20,528
Current portion of capital lease obligation	103	—	103

Total current liabilities	37,818	1,744	39, 562

Long-term deferred income taxes	510	666	1,176
Capital lease obligation, net of current portion	63	—	63
Other long-term liabilities	1,171	—	1,171

Total liabilities	39,562	2,410	41,972

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	356	—	356
Additional paid-in capital	118,968	—	118,968
Stock warrants	107	—	107
Retained earnings	46,007	1,881	47,888
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(623)	—	(623)
Foreign currency translation adjustments	986	—	986

Total stockholders’ equity	165,801	1,881	167,682

Total liabilities and stockholders’ equity	$205,363	$4,291	$209,654

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2005 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$10,880	$—	$10,880
Services	13,350	183	13,533

Total revenue	24,230	183	24,413

Cost of revenue:
Cost of software license	88	—	88
Cost of services	7,547	(382)	7,165

Total cost of revenue	7,635	(382)	7,253

Gross profit	16,595	565	17,160

Operating expenses:
Research and development	5,025	(57)	4,968
Selling and marketing	8,933	(45)	8,888
General and administrative	3,337	(70)	3,267

Total operating expenses	17,295	(172)	17,123

Income (Loss) from operations	(700)	737	37

Installment receivable interest income	564	—	564
Other interest income, net	625	—	625
Other income (expense), net	(316)	—	(316)

Income before provision for income taxes	173	737	910

Provision for income taxes	100	200	300

Net income	$73	$537	$610

Earnings per share, basic and diluted	$0.00	$0.02	$0.02

Weighted average number of common shares outstanding, basic	36,044		36,044
Weighted average number of common shares outstanding, diluted	36,829		36,829

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2005 (in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$73	$537	$610
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	11	—	11
Deferred income taxes	—	200	200
Depreciation, amortization, and other non cash items	396	—	396
Stock-based compensation expense	—	—	—
Change in operating assets and liabilities:			—
Trade accounts receivable and license installments	7,697	(540)	7,157
Prepaid expenses and other current assets	(290)	(452)	(742)
Accounts payable and accrued expenses	(2,756)	(102)	(2,858)
Deferred revenue	6,747	357	7,104
Other long-term assets and liabilities	105	—	105

Cash flows from operating activities	11,983	—	11,983

Cash flows from investing activities:
Purchase of investments	(14,088)	—	(14,088)
Maturing and called investments	2,000	—	2,000
Sale of investments	11,575	—	11,575
Investment in software, equipment and improvements	(311)	—	(311)

Cash flows from investing activities	(824)	—	(824)

Cash flows from financing activities:
Payments under capital lease obligation	(24)	—	(24)
Excess tax benefit from stock option exercises	—	—	—
Exercise of stock options	89	—	89
Repurchase of common stock	(931)		(931)

Cash flows from financing activities	(866)	—	(866)

Effect of exchange rate on cash and cash equivalents	(175)	—	(175)

Net increase in cash and cash equivalents	10,118	—	10,118

Cash and cash equivalents, beginning of period	20,905	—	20,905

Cash and cash equivalents, end of period	$31,023	$—	$31,023

Supplemental disclosures of cash flow information:
Cash paid during the year-to-date period for:
Interest	$4	$—	$4
Income taxes	$154	$—	$154

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the restatement discussed in Note 4 to the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have identified certain risk factors in Item 1A of Part II of this Quarterly Report on Form 10-Q/A that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of Results of Operations

Executive Summary

In the first quarter of 2006, our total revenue was $29.2 million, a 20% increase from the first quarter of 2005. This increase reflected higher professional services revenue from license implementations and higher maintenance revenue, partially offset by lower license revenue, in each case compared to the first quarter of 2005. Our continued investment in expanding the number of trained services personnel to meet the anticipated increase in new license signings caused our services gross margin to decline from the first quarter of 2005 to the first quarter of 2006. Deferred revenue increased significantly over this period due to an increase in deferred license revenue. Our continued investments to support growth in the services and sales, and stock option expense related to the adoption of SFAS 123R resulted in a net loss of $(0.9) million for the first quarter of 2006. Cash flow from operations in the first quarter of 2006 was $3.1 million.

Overview

Total revenue in the first quarter of 2006 increased 20% to $29.2 million from $24.4 million in the first quarter of 2005. This increase was driven primarily by a $7.4 million increase in professional services revenue related to license implementations and a $1.3 million increase in maintenance revenue, partially offset by a $3.9 million decrease in license revenue. The $3.9 million decrease in license revenue was due primarily to a $4.4 million decrease in term license revenue in the first quarter of 2006 as compared to the first quarter of 2005, partially offset by a $0.5 million increase in perpetual license revenue. The $4.4 million decrease in term license revenue partly reflects our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. Approximately $1 million in term license signings and renewals which occurred in the first quarter of 2006 will be recognized as revenue over the term of the agreements.

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

Cost of services in the first quarter of 2006 increased $6.9 million from the first quarter of 2005, which reduced our services gross margin from 47% in the first quarter of 2005 to 37% in the first quarter of 2006. The increase in these costs resulted from our continued investment in expanding the number of trained services personnel, including new Pegasystems and partner staff, to better meet the anticipated increase in new license signings and the costs associated with the completion of a large fixed-price contract during the first quarter of 2006.

Total expenses in the first quarter of 2006 increased 4% from the first quarter of 2005, due to the normal increase in employee benefit costs in the first quarter of 2006, our continued investment in expanding the number of sales and services personnel to better meet the anticipated increase in our new license signings, and stock option expense related to the adoption of SFAS 123R.

Income (loss) before provision for income taxes decreased from a profit of $0.9 million in the first quarter of 2005 to a loss of $(1.0) million in the first quarter of 2006, primarily due to a $3.9 million decrease in license revenue and a $0.7 million increase in operating expenses, partially offset by a $1.7 million improvement in services gross profit and $0.9 million improvement in the sum of installment income, other interest income, net and other income (expense), net. Net income (loss) decreased from a profit of $0.6 million in the first quarter of 2005 to a loss of $(0.9) million in the first quarter of 2006, due to the decrease in income (loss) before provision for income taxes.

We generated $3.1 million in cash flow from operations during the first quarter of 2006, and ended the period with $117.0 million in cash and short-term investments and $48.1 million in combined short and long-term license installment receivables.

Revenue

Our total revenue for the first quarter of 2006 increased 20% to $29.2 million from $24.4 million in the first quarter of 2005. This increase was primarily due to a $7.4 million increase in professional services revenue and a $1.3 million increase in maintenance revenue, partially offset by a $3.9 million decrease in license revenue. The following table summarizes our revenue composition:

(in millions)	Quarter ended March 31,
	2006	2005
License revenue(1)
Perpetual licenses	$5.1	$4.6
Term licenses	1.9	6.3

Total license revenue	7.0	10.9

Services revenue
Professional services and training	16.2	8.8
Maintenance	6.0	4.7

Total services revenue	22.2	13.5

Total revenue	$29.2	$24.4

(1)	License revenue composition amounts reported in a similar table in previous periods have been reformatted to the current presentation.

Total license revenue for the first quarter of 2006 decreased 36% to $7.0 million from $10.9 million for the first quarter of 2005. The decrease in total license revenue primarily was the result of a $4.4 million decrease in term license revenue, partially offset by a $0.5 million increase in perpetual license revenue. The $4.4 million decrease in term license revenue was due to a decrease in the value of scheduled term license renewals in the first quarter of 2006 as compared to the first quarter of 2005 and our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. Approximately $1 million in term license signings and renewals which occurred during the first quarter of 2006 will be recognized as revenue over the term of the agreements. Term license renewals scheduled for the full year 2006 are modestly higher than actual term license renewals in the full year 2005. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

Maintenance revenue increased 28% to $6.0 million in the first quarter of 2006 from $4.7 million in the first quarter of 2005. The increase in maintenance revenue was due to a larger installed base of software and a higher proportion of perpetual licenses in the installed base which yield greater maintenance revenue than term licenses. The $7.4 million increase in professional services and training revenue in the first quarter of 2006 reflects an increased demand from our customers for professional services related to new license implementations and the completion of a large fixed-price contract during the period. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers.

We record allowances for estimates of potential sales credit memos when the related revenue is recorded and review them periodically. We base these estimates on historical analyses of credit memo data, current economic trends, assumptions about future events and experience with customer disputes. If we used different assumptions in calculating the allowance, adjustments would be reflected as changes to revenue. Our allowance for sales credit memos was $0.8 million at March 31, 2006, and $0.5 million at December 31, 2005. The following reflects the activity of the allowance for sales credit memos:

(in thousands)	Three months ended March 31, 2006	Year ended December 31, 2005
Balance at beginning of year	$470	$642
Revenue deferred	1,145	378
Sales credit memos issued	(773)	(550)

Balance at end of period	$842	$470

Deferred revenue at March 31, 2006 consisted primarily of the fees billed in connection with arrangements for which acceptance of the software license or completion of fixed price services had not occurred, and unearned portions of annual maintenance fees paid in advance. Deferred revenue balances increased to $24.5 million as of March 31, 2006, from $20.5 million as of December 31, 2005. The $4.0 million increase was due primarily to an increase in pre-paid annual maintenance fees and new license sales for which acceptance of the software or completion of fixed price services had not occurred. Deferred revenue at March 31, 2006 was $8.9 million higher than deferred revenue at March 31, 2005 due to our increased license signings. In certain situations where multiple license sales and implementations are ongoing with a single customer, for revenue recognition purposes these multiple arrangements may be deemed a single bundled arrangement, thereby delaying revenue recognition for the earlier license sale until all elements of the bundled arrangement are complete.

International revenue increased to 34% of total revenue for the first quarter of 2006 from 26% for the first quarter of 2005. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk.

Cost of revenue

The cost of maintenance, professional services and training increased 97% to $14.1 million from $7.2 million in the first quarter of 2005. Cost of services as a percentage of services revenue increased to 63% for the first quarter of 2006 from 53% for the first quarter of 2005. Such increases were due primarily to a $2.1 million increase in compensation and benefits costs, a $1.8 million increase in contracted services, $2.1 million of costs associated with fixed-price contracts completed in the period, and a $0.9 million increase in billable expenses reimbursed by customers. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners, to support an increase in the number of license implementation projects. Services gross profit was $8.1 million for the first quarter of 2006 compared to $6.4 million for the first quarter of 2005. The increase in services gross margin was primarily due to an increase in maintenance gross margin, partially offset by a decrease in professional services gross margin.

Operating expenses

Research and development expenses for the first quarter of 2006 increased 9% to $5.4 million from $5.0 million for the first quarter of 2005. As a percentage of total revenue, research and development expenses decreased to 18% for the first quarter of 2006 from 20% for the first quarter of 2005. The increase in research and development spending was primarily due to increased spending on independent contractors assisting with our research and development efforts, primarily associated with the upcoming release of version 5.1 of PegaRULES Process Commander.

Selling and marketing expenses for the first quarter of 2006 increased 10% to $9.8 million from $8.9 million for the first quarter of 2005. This increase was due to a $1.3 million increase in compensation costs and hiring fees associated with increased sales staffing, partially offset by a $0.3 million reduction in severance-related costs. As a percentage of total revenue, selling and marketing expenses decreased to 34% in the first quarter of 2006 from 36% in the first quarter of 2005, due to the combined effect of increased total revenue in the first quarter of 2006 partially offset by higher selling and marketing spending in the first quarter of 2006.

General and administrative expenses for the first quarter of 2006 decreased 19% to $2.6 million from $3.3 million for the first quarter of 2005. As a percentage of total revenue, general and administrative expenses decreased to 9% for the first quarter of 2006 from 13% for the first quarter of 2005. These decreases were primarily due to $0.3 million of VAT tax refunds in Europe and a $0.3 million decrease in professional fees.

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

Income (loss) before provision for income taxes

Income (loss) before provision for income taxes decreased to ($1.0) million (loss) in the first quarter of 2006 from $0.9 million income in the first quarter of 2005. This decrease was primarily due to a $3.8 million decrease in license gross margin and a $0.7 million increase in operating expenses primarily due to investments in sales, partially offset by a $1.7 million increase in services gross margins, a $0.6 million increase in other income and expense related to foreign currency transactions, and a $0.5 million improvement in other interest income, net.

Provision for income taxes

The provision for income taxes in the first quarter of 2006 was a benefit of $(0.1) million, compared to a tax provision of $0.3 million in the first quarter of 2005. The $(0.1) million provision benefit represents a 5% effective tax rate on the loss before provision for income taxes. The effective income tax rate expected during 2006 is less than the statutory tax rate because of benefits expected from research and experimentation tax credits and deductions related to export activity.

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

Working capital was $141.6 million at March 31, 2006, a $8.2 million increase from $133.4 million at December 31, 2005. Working capital increased primarily due to a $8.5 million increase in accounts receivable, a $2.6 million decrease in accrued expenses and a $2.2 million increase in cash and investments, partially offset by a $4.0 million increase in deferred revenue. Of the $8.5 million increase in accounts receivable, approximately $7.4 million was due to increased billings and $0.4 million was due to slower payments by some large customers. The $4.0 million increase in deferred revenue was primarily due to an increase in pre-paid annual maintenance fees and new license signings for which acceptance of the software or completion of fixed price services had not occurred.

Cash flow from operating activities for the first quarter of 2006 decreased to $3.1 million from $12.0 million for the first quarter of 2005. During the first quarter of 2006, cash flow benefited from a $9.8 million reduction in license installments, a $4.0 million increase in deferred revenue, partially offset by $8.5 million for increases in accounts receivable, $2.6 for reductions in accrued expenses and a $0.9 million net loss. The $8.9 million decrease in quarter-over-quarter cash flow from operating activities primarily reflects a $4.6 million decrease related to trade accounts receivable, a $1.3 million decrease related to license installments, a $3.1 million decrease related to deferred revenue, a $1.5 million decrease in net income offset by a $1.3 million increase related to prepaid expenses and other current assets, partially offset by other items. The decrease in license installments reflects the lower average remaining life of our term licenses.

Net cash used in investing activities for the first quarter of 2006 was $7.5 million, primarily due to net purchases of marketable debt securities. This compared with $0.8 million used in investing activities in the first quarter of 2005, which was also primarily due to net purchases of marketable debt securities. Investments in equipment and software increased to $0.8 million in the first quarter of 2006 from $0.3 million in the first quarter of 2005.

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. The purchases are being made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. During the first quarter of 2006, we repurchased 41,994 shares for $0.3 million under the program in open market purchases. During the year ended December 31, 2005, we repurchased 957,112 shares for $5.9 million under the program in open market purchases. The authorization to repurchase shares is currently scheduled to expire on June 30, 2006. The repurchase program may be suspended or discontinued at any time without prior notice. Our repurchase activity in the first three months of 2006 was as follows:

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

The following amounts of cash are due for receipt in connection with our existing term license agreements:

	License installments for term licenses recorded on the balance sheet	License installments for ratable term licenses not recorded on the balance sheet
Year ending December 31,	(in thousands)
Remainder of 2006	$15,759	$1,292
2007	19,106	1,675
2008	9,671	1,116
2009	2,518	117
2010	2,109	42
2011 and thereafter	3,827	—

Total	$52,990	$4,242

Recently issued accounting pronouncements

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

A full discussion of these accounting policies is included in our 2005 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission and we refer the reader to that discussion. The following information regarding critical accounting policies and estimates has been updated since our 10-K:

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

We have a history of successfully collecting payments under our term license arrangements, which have extended payment terms spread over the term of the license. Therefore, in a decreasing number of term license agreements, we recognize the present value of future license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 6.7% for the past few years. As a result, revenue that we recognize relative to new license arrangements of this type would be impacted by changes in market interest rates.

Increasingly, our term license agreements have contract provisions that require the license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance.

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

Services may be provided on a fixed-price basis. We do not have vendor specific objective evidence of fair value for fixed-price services prior to completion of the services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the other elements of the arrangement, we recognize the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In a limited number of our arrangements, the fixed price services are essential to the arrangement because we make significant alterations to the functionality of the software or build complex interfaces necessary for the software to be functional in the customer’s environment. We have not been able to make reasonably dependable estimates for the purpose of determining our progress to completion, as we have limited experience with these types of complex arrangements. Accordingly, all revenue and costs are deferred until the completion of the fixed-price services. Revenue from fixed-price services that are not bundled with a software license is generally recognized as performed during the service period, which is typically less than four months.

We warrant that our software products will conform to documented specifications. We have not experienced significant claims related to software warranties beyond the scope of maintenance support which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of March 31, 2006, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

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

Foreign currency exposure

We derived approximately 34% of our total revenue in the first quarter of 2006 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

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

As discussed in Note 4 to the condensed consolidated financial statements, the Company has restated its previously issued financial statements for the three months ended March 31, 2006. The following Item 4, Controls and Procedures, has been revised in light of these restatements.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO previously concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective as of that date due to the material weaknesses in our internal control over financial reporting described in subsections (i) and (ii) below, which continue to exist.

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

(iii) Material Weakness Related to Accounting for Professional Services Revenue. In connection with the restatements described above, management determined that there existed an additional material weakness in internal control over financial reporting relating to management’s oversight of the determination of the appropriate accounting treatment for arrangements involving professional services. See Note 4 to consolidated financial statements on page 12 of this Form 10-Q/A. This determination confirmed management’s previous conclusion that, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective.

(b) Changes in Internal Control over Financial Reporting. As previously reported, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q/A or elsewhere by management from time to time.

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

Our term license revenue will decrease in the short term if we increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as license payments become due or ratably over the term of the license when paid in advance, or if existing customers do not renew their term licenses. A significant portion of our total revenue has been attributable to term licenses, including term license renewals. Historically, a significant portion of our term license revenue has been recognized as the present value of the committed future term license fees, as described in the Critical Accounting Policies contained in our Annual Report on Form 10-K/A for 2005. In the future, we expect to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance. This would have the effect, with respect to a particular agreement, of reducing our term license revenue in the initial period but increasing the amount of recurring future term license revenue during the remainder of the license term, but would not change the expected cash flow. As a result, our term license revenue will decrease in the short term. In addition, while historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. A decrease in term license renewal revenue absent offsetting revenue from other sources would have a material adverse effect on future financial performance.

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

We are investing heavily in sales and marketing and professional services in anticipation of increased license signings, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of license signings in the future. Demand for our products began to increase in the second half of 2005, which resulted in an increase in the value of new license signings in the second half of 2005 compared to the first half of 2005. We anticipate that the demand for our products will continue to increase in 2006 compared to 2005. Consequently, we have been increasing our investment in sales and marketing by hiring additional sales and marketing personnel. We also anticipate that we will need to provide our customers with more professional services, training and maintenance as a result of this anticipated increase in demand, and have been hiring additional personnel in these areas. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the anticipated demand for our products does not materialize, or if we are unsuccessful in increasing the value of new license signings, we could experience decreased profitability or losses as a result of these increased fixed costs, and our financial performance and results of operations could be adversely affected. We experienced a net loss of $(0.9) million in the first quarter of 2006, largely due to lower-than-expected license revenue that was not sufficient to offset these increased fixed costs.

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

Investor confidence and share value may be adversely impacted if our management is unable to provide an unqualified assessment regarding the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified attestation regarding management’s assessment, for our 2006 fiscal year or beyond, as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. For the year ended December 31, 2005, management’s assessment is included on page 33 of Amendment No. 1 to our Annual Report on Form 10-K/A for such year and our independent registered public accounting firm’s attestation is included on page 34 of Amendment No. 1 to our Annual Report on Form 10-K/A for such year. For 2005, management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2005 was not effective due to certain material weaknesses in our internal control over financial reporting. Management’s assessment is that these material weaknesses were not effectively remediated as of March 31, 2006, as discussed on pages 29 and 30 of this Quarterly Report on Form 10-Q/A. For future periods, although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our management may not be able to provide an unqualified assessment for our 2006 fiscal year or beyond, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Pegasystems Inc.

Date: April 25, 2007	By:	/s/ Alan Trefler
Alan Trefler
Chairman and Chief Executive Officer (principal executive officer)

Date: April 25, 2007	By:	/s/ Craig Dynes
Craig Dynes Senior Vice President and Chief Financial Officer (principal financial officer)

Date: April 25, 2007	By:	/s/ James Reilly
James Reilly Vice President, Finance, Treasurer and Chief Accounting Officer (principal accounting officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.