Form 10-Q/A
period 2006-06-30
PEGASYSTEMS INC
filed 2007-04-25
CIK 1013857

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

The Company is restating the previously issued financial statements to correct the timing of revenue recognition for arrangements which include fixed-price services. The Company is also restating the previously issued financial statements to correct the timing of revenue recognition for time and materials services provided but not yet invoiced as of the end of a period, and to correct certain other immaterial errors.

This Amendment No. 1 (this “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Original Form 10-Q”) is being filed to restate the condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005.

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

In light of the restatements referenced above, readers should not rely on our previously issued financial statements for the three and six-month periods ended June 30, 2006 and 2005.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share-related data)

	June 30, 2006	December 31, 2005
	(As Restated See Note 4)	(As Restated See Note 4)
ASSETS
Current assets:
Cash and cash equivalents	$27,862	$21,314
Short-term investments	98,209	93,421

Total cash and short-term investments	126,071	114,735
Trade accounts receivable, net of allowance for doubtful accounts of $365 as of June 30, 2006 and December 31, 2005 .	26,808	26,978
Short-term license installments	24,228	26,537
Prepaid expenses and other current assets	5,932	4,752

Total current assets	183,039	173,002

Long-term license installments, net of unearned interest income	22,297	31,371
Equipment and improvements, net of accumulated depreciation and amortization	2,019	1,947
Computer software for internal use, net of accumulated amortization	1,255	845
Other assets	126	143
Goodwill	2,346	2,346

Total assets	$211,082	$209,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued payroll related expenses	$6,866	$8,162
Accounts payable and accrued expenses	13,003	10,769
Deferred revenue	24,605	20,528
Current portion of capital lease obligation	106	103

Total current liabilities	44,580	39,562

Long-term deferred income taxes	585	1,176
Capital lease obligation, net of current portion	9	63
Other long-term liabilities	1,543	1,171

Total liabilities	46,717	41,972

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and Outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,392,352 and 35,565,918 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	354	356
Additional paid-in capital	117,849	118,968
Stock warrants	107	107
Retained earnings	45,651	47,888
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(722)	(623)
Foreign currency translation adjustments	1,126	986

Total stockholders’ equity	164,365	167,682

Total liabilities and stockholders’ equity	$211,082	$209,654

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(As Restated See Note 4)	(As Restated See Note 4)	(As Restated See Note 4)	(As Restated See Note 4)
Revenue:
Software license	$6,801	$8,004	$13,799	$18,884
Services	20,530	14,891	42,731	28,424

Total revenue	27,331	22,895	56,530	47,308

Cost of revenue:
Cost of software license	1	87	32	175
Cost of services	11,048	7,401	25,135	14,566

Total cost of revenue	11,049	7,488	25,167	14,741

Gross profit	16,282	15,407	31,363	32,567

Operating expenses:
Research and development	5,681	4,878	11,083	9,846
Selling and marketing	10,174	7,920	19,984	16,808
General and administrative	3,385	2,990	6,022	6,257

Total operating expenses	19,240	15,788	37,089	32,911

Loss from operations	(2,958)	(381)	(5,726)	(344)

Installment receivable interest income	454	567	901	1,131
Other interest income, net	1,483	745	2,598	1,370
Other income (expense), net	403	(699)	648	(1,015)

Income (loss) before provision (benefit) for income taxes	(618)	232	(1,579)	1,142

Provision (benefit) for income taxes	(359)	80	(409)	380

Net income (loss)	$(259)	$152	$(1,170)	$762

Earnings (loss) per share, basic	$(0.01)	$0.00	$(0.03)	$0.02
Earnings (loss) per share, diluted	$(0.01)	$0.00	$(0.03)	$0.02

Weighted average number of common shares outstanding, basic	35,561	35,881	35,567	35,962
Weighted average number of common shares outstanding, diluted	35,561	36,455	35,567	36,648

Dividends per share	$0.03	—	$0.03	—

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended June 30,
	2006	2005
	(As Restated See Note 4)	(As Restated See Note 4)
Cash flows from operating activities:
Net income (loss)	$(1,170)	$762
Adjustment to reconcile net income (loss) to cash flows from operating activities:
Stock option income tax benefits	(213)	51
Deferred income taxes	(878)	168
Depreciation, amortization, and other non cash items	1,073	837
Loss on disposal of equipment	—	14
Stock-based compensation expense	835	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	11,556	11,755
Prepaid expenses and other current assets	(1,128)	(1,346)
Accounts payable and accrued expenses	174	(3,417)
Deferred revenue	4,077	6,941
Other long-term assets and liabilities	557	193

Cash flows from operating activities	14,883	15,958

Cash flows from investing activities:
Purchase of investments	(34,534)	(21,163)
Maturing and called investments	29,375	4,000
Sale of investments	—	12,475
Investment in software, equipment and improvements	(1,297)	(791)

Cash flows from investing activities	(6,456)	(5,479)

Cash flows from financing activities:
Payments under capital lease obligation	(51)	(48)
Excess tax benefit from stock option exercises	213	—
Exercise of stock options	1,173	240
Proceeds from the sale of stock under Employee Stock Purchase Plan	102	240
Repurchase of common stock	(3,481)	(2,353)

Cash flows from financing activities	(2,044)	(1,921)

Effect of exchange rate on cash and cash equivalents	165	(348)

Net increase in cash and cash equivalents	6,548	8,210

Cash and cash equivalents, beginning of period	21,314	20,905

Cash and cash equivalents, end of period	$27,862	$29,115

Supplemental disclosures of cash flow information:
Cash paid during the year-to-date period for:
Interest	$10	$11
Income taxes	$303	$166

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as amended.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2006. Certain prior period amounts have been reclassified to conform to the current presentation as described in the following notes.

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

(b) Computer software for internal use, net of accumulated amortization

The Company capitalizes and amortizes costs associated with computer software developed or purchased for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). The Company amortizes capitalized software costs generally over three years commencing on the date the software is placed into service. During the first two quarters of 2006, the Company capitalized costs totaling $0.4 million for computer software developed for internal use. The cost and accumulated amortization of computer software for internal use was as follows:

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Stockholder’s Equity

On June 1, 2006, the Company’s Board of Directors declared the Company’s first quarterly cash dividend of $.03 per share. The dividend of approximately $1.1 million was paid on July 17, 2006 to stockholders of record as of July 3, 2006. The accrued liability for this dividend of $1.1 million is included in “Accounts payable and accrued expenses” at June 30, 2006.

In 2004, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s outstanding common stock, in open market or privately negotiated transactions. During the first half of 2006, the Company repurchased 518,981 shares for $3.5 million under the program in open market purchases. During fiscal 2005, the Company repurchased 957,112 shares for $5.9 million under the program in open market purchases. This authorization to repurchase shares expired on June 30, 2006.

On May 30, 2006, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s outstanding common stock beginning July 1, 2006. Any purchases will be made from time to time on the open market or in privately negotiated transactions. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. This new authorization to repurchase shares is currently scheduled to expire on June 30, 2007.

(d) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Basic
Net income (loss)	$(259)	$152	$(1,170)	$762

Weighted average common shares outstanding	35,561	35,881	35,567	35,962

Earnings (loss) per share, basic	$(0.01)	$0.00	$(0.03)	$0.02

Diluted
Net income (loss)	$(259)	$152	$(1,170)	$762

Weighted average common shares outstanding	35,561	35,881	35,567	35,962
Effect of assumed exercise of stock options and warrant	—	574	—	686

Weighted average common shares outstanding, assuming dilution	35,561	36,455	35,567	36,648

Earnings (loss) per share, diluted	$(0.01)	$0.00	$(0.03)	$0.02

Outstanding options and warrants excluded as impact would be anti-dilutive	4,664	5,942	8,886	5,913

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

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2006		2005		2006		2005
United States	$19,045	70%	$16,071	70%	$38,374	68%	$33,637	71%
United Kingdom	3,634	13%	2,373	10%	6,943	13%	4,919	11%
Europe, other	2,572	9%	2,458	11%	7,929	14%	5,407	11%
Other	2,080	8%	1,993	9%	2,966	5%	3,345	7%

	$27,331	100%	$22,895	100%	$56,212	100%	$47,308	100%

In the second quarter of 2006, one customer represented 11% of the Company’s total revenue. In the second quarter of 2005, one customer represented 17% of the Company’s total revenue. In the first half of 2006, no single customer represented more than ten percent of the Company’s total revenue. In the first half of 2005, one customer represented 11% of the Company’s total revenue.

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

The Company periodically grants stock options for a fixed number of shares of common stock to its employees, directors and non-employee contractors, with an exercise price greater than or equal to the fair market value of the Company’s common stock at the date of the grant. In June 2006, the Company granted unrestricted common stock to members of its Board of Directors (other than the Company’s Chairman and Chief Executive Officer) in lieu of the annual stock option grant historically made. The Company recorded $274 thousand of compensation expense for this award. During the three months ended June 30, 2006, the Company recorded $298 thousand of compensation expense for employee options. At June 30, 2006, the Company had five stock-based compensation plans, which are described more fully below. The following table presents the share-based compensation expense included in the Company’s unaudited, condensed consolidated statements of operations.

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for the options (“excess tax benefits”) to be classified as financing cash flows. There was $213 thousand of excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow for the six months ended June 30, 2006, if the Company had not adopted SFAS 123R.

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005
Expected volatility(1)	76%	75%
Expected post-vesting option life(2)	3.6 years	2.5 years
Interest rate (risk free)(3)	5.11%	4.18%
Expected annual dividend yield(4)	.91%	None

	Six months ended June 30, 2006	Six months ended June 30, 2005
Expected volatility(1)	77%	75%
Expected post-vesting option life(2)	3.6 years	2.5 years
Interest rate (risk free)(3)	4.95%	3.95%
Expected annual dividend yield(4)	.38%	None

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected post-vesting option life for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.
(3)	The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield as shown in the chart above is based on the weighted average of the dividend yield assumption used for options granted during the period. As the Company had not yet granted dividends prior to the quarter ended June 30, 2006, options granted prior to the date of declaration were valued using a dividend yield of zero. Options granted after the date of declaration were valued using a dividend yield of 1.7%. The expected annual dividend yield was calculated based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

Through December 31, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options to employees and non-employee directors with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method as prescribed by SFAS 123 been applied to the Company’s financial statements, the effect on net income and earnings per share would have been as follows:

(in thousands, except per share amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$152	$762
Add: Stock based compensation expense for stock options included in reported net income, net of income taxes	—	—
less: Total stock based compensation expense for stock options determined under fair value method, net of income taxes	(4,055)	(5,340)

Net loss, pro-forma	$(3,903)	$(4,578)

Earnings (loss) per share:
Basic—as reported	$0.00	$0.02
Basic—pro forma	$(0.11)	$(0.13)
Diluted—as reported	$0.00	$0.02
Diluted—pro forma	$(0.11)	$(0.13)

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1994 Long-term incentive plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of June 30, 2006, options to purchase an aggregate of 5.3 million shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

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

1996 Employee stock purchase plan

In 1996, the Company adopted a 1996 Employee Stock Purchase Plan (the “1996 Stock Purchase Plan”) pursuant to which the Company’s employees were entitled to purchase up to an aggregate of 1.0 million shares of common stock at a price equal to 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less. During 2005, the Company amended the 1996 Stock Purchase Plan to provide that, for each offering period beginning on May 1, 2005 or later, employees are entitled to purchase shares of common stock at a price equal to 95% of the fair market value on the completion date of the offering period. As of June 30, 2006, there had been fourteen offerings under the plan and approximately 0.7 million shares had been issued thereunder. The 1996 Stock Purchase Plan is tax qualified and as of June 30, 2006 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes. The 1996 Stock Purchase Plan terminates on November 1, 2006.

2004 Long-term incentive plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of June 30, 2006, a total of 7 million shares of common stock had been authorized under the 2004 Plan, approximately 3.3 million shares were subject to outstanding options and approximately 3.6 million shares were available for issuance. Beginning June 2006, each member of the Company’s Board of Directors (except the Company’s Chairman and Chief Executive Officer) will receive an annual grant of unrestricted common stock; for the number of shares equal to $55,000 divided by the fair market value of the Company’s common stock on the grant date. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

2006 Employee stock purchase plan

In 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Stock Purchase Plan”) pursuant to which the Company employees are entitled to purchase up to an aggregate of 500,000 shares of common stock at a price equal to 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as the Company’s Board of Directors may establish from time to time. For the first offering under the 2006 Stock Purchase Plan and for

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future offerings until the Company’s Board of Directors determines otherwise, the Company’s Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. The first offering period under the 2006 Stock Purchase Plan begins November 1, 2006.

The 2006 Stock Purchase Plan is tax qualified and as of June 30, 2006 no compensation expense related to shares issued under the plan has been recognized for financial statement purposes.

Shares reserved

As of June 30, 2006, 4.4 million shares were reserved for future issuance under the Company’s stock plans including zero shares for the 1994 Plan, zero shares for the Director Plan, 0.3 million shares for the 1996 Stock Purchase Plan, 3.6 million shares for the 2004 Plan and 0.5 million shares for the 2006 Stock Purchase Plan.

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

The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (in thousands)	Number of shares Exercisable (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (in thousands)
$ 2.33- 4.38	2,315	5.17	$4.08		1,977	4.90	$4.07
4.48- 7.50	2,214	7.65	6.78		1,811	7.35	6.83
7.54- 8.67	3,244	6.20	8.18		3,084	6.02	8.20
8.71-25.75	1,071	3.96	17.69		1,071	3.96	17.69

Total	8,844	6.02	7.91	$5,602	7,943	5.77	8.14	$4,774

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of the Company’s stock of $6.42 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 2.4 million.

The intrinsic value of options exercised during the first quarter of 2006 was $0.6 million. The weighted-average grant-date fair value of options granted during the second quarter of 2006 was $4.90 per share. The intrinsic value of options vested during the second quarter 2006 was $0.1 million.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of the Company’s employee stock options was approximately $1.3 million and is expected to be recognized over a weighted-average period of approximately 1.65 years.

Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2006 was $0.8 million and $1.3 million, respectively. The actual tax benefit for the tax deductions from option exercises for the three and six months ended June 30, 2006 totaled $0.2 million and $0.3 million, respectively.

During the second quarter of 2006, 37,905 unrestricted shares of the Company’s common stock were granted to members of the Company’s Board of Directors under the 2004 Long Term Incentive Plan. As this award was unrestricted, no awards remain unvested as of June 30, 2006. The weighted average grant date value per share of the awards was $7.25.

(g) Recently Issued Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies FASB Statement No. 109 (FAS 109), Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. The Company has not determined the impact, if any, on the Company’s financial statements.

3. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income (Loss),” requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. The Company’s total comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Comprehensive income (loss):
Net income (loss)	$(259)	$152	$(1,170)	$762
Other comprehensive income (loss):
Foreign currency translation adjustments	107	(120)	140	(267)
Unrealized gain (loss) on securities	(70)	141	(99)	(175)

Comprehensive income (loss):	$(222)	$173	$(1,129)	$320

4. RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2006, the Company determined that it had not applied the proper method of accounting to various type of arrangements involving fixed–price services and that its previously issued consolidated financial statements for the three and six months ended June 30, 2006 and 2005 should be restated.

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the three months ended June 30, 2006, the correction to the accounting for all of the arrangements that included fixed-price services has the effect of decreasing total revenue by $2.0 million, decreasing cost of services by $1.3 million, and decreasing net income by $0.6 million. The correction to the accounting for fees for time and materials services provided but not yet invoiced at the end of each period has the effect of decreasing total revenue by $0.3 million and decreasing net income by $0.2 million for the three months ended June 30, 2006.

Additionally, the Company identified other errors that, individually and in the aggregate, are not material to its financial statements taken as a whole for the current or any prior period but are being corrected as part of this restatement. The correction of these immaterial errors resulted in no material change to net income for the three months ended June 30, 2006 and the six months ending June 30, 2006.

For the six months ended June 30, 2006, the correction to the accounting for all of the arrangements that included fixed-price services has the effect of decreasing total revenue by $0.6 million, increasing cost of services by $0.1 million, and decreasing net income by $0.9 million. The correction to the accounting for fees for time and materials services provided but not yet invoiced at the end of each period has the effect of increased total revenue by $0.4 million and increasing net income by $0.5 million for the six months ended June 30, 2006.

The correction of these errors is reflected in the accompanying condensed consolidated balance sheets as of December 31, 2005 and June 30, 2006 and the consolidated statements of operations and statements of cash flows for the three and the six-month periods ended June 30, 2006 and 2005 as set forth below:

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2006 (in thousands)	As Previously Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$27,862	$—	$27,862
Short-term investments	98,209	—	98,209

Total cash and short-term investments	126,071	—	126,071

Trade accounts receivable	24,720	2,088	26,808
Short-term license installments	24,228	—	24,228
Prepaid expenses and other current assets	3,274	2,658	5,932

Total current assets	178,293	4,746	183,039

Long-term license installments, net of unearned interest income	22,297	—	22,297
Equipment and improvements, net of accumulated depreciation and amortization	2,019	—	2,019
Computer software for internal use, net of accumulated amortization	1,255	—	1,255
Other assets	333	(207)	126
Goodwill	2,346	—	2,346

Total assets	$206,543	$4,539	$211,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued payroll related expenses	$6,866	$—	$6,866
Accounts payable and accrued expenses	13,091	(88)	13,003
Deferred revenue	22,190	2,415	24,605
Current portion of capital lease obligation	106	—	106

Total current liabilities	42,253	2,327	44,580

Long-term deferred income taxes	—	585	585
Capital lease obligation, net of current portion	9	—	9
Other long-term liabilities	1,543	—	1,543

Total liabilities	43,805	2,912	46,717

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	354	—	354
Additional paid-in capital	117,849	—	117,849
Stock warrants	107	—	107
Retained earnings	44,024	1,627	45,651
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(722)	—	(722)
Foreign currency translation adjustments	1,126	—	1,126

Total stockholders’ equity	162,738	1,627	164,365

Total liabilities and stockholders’ equity	$206,543	$4,539	$211,082

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended June 30, 2006 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$6,955	$(154)	$6,801
Services	22,669	(2,139)	20,530

Total revenue	29,624	(2,293)	27,331

Cost of revenue:
Cost of software license	1	—	1
Cost of services	12,356	(1,308)	11,048

Total cost of revenue	12,357	(1,308)	11,049

Gross profit	17,267	(985)	16,282

Operating expenses:
Research and development	5,681	—	5,681
Selling and marketing	10,174	—	10,174
General and administrative	3,385	—	3,385

Total operating expenses	19,240	—	19,240

Loss from operations	(1,973)	(985)	(2,958)

Installment receivable interest income	454	—	454
Other interest income, net	1,314	169	1,483
Other income (expense), net	403	—	403

Income (loss) before provision (benefit) for income taxes	198	(816)	(618)

Provision (benefit) for income taxes	(232)	(127)	(357)

Net income (loss)	$430	$(689)	$(259)

Earnings (loss) per share, basic and diluted	$0.01	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic	35,561	—	35,561
Weighted average number of common shares outstanding, diluted	37,006	—	35,561

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2006 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$13,855	$(56)	$13,799
Services	42,885	(154)	42,731

Total revenue	56,740	(210)	56,530

Cost of revenue:
Cost of software license	32	—	32
Cost of services	24,994	141	25,135

Total cost of revenue	25,026	141	25,167

Gross profit	31,714	(351)	31,363

Operating expenses:
Research and development	11,083	—	11,083
Selling and marketing	19,949	35	19,984
General and administrative	6,022	—	6,022

Total operating expenses	37,054	35	37,089

Loss from operations	(5,340)	(386)	(5,726)

Installment receivable interest income	901	—	901
Other interest income, net	2,428	170	2,598
Other income (expense), net	648	—	648

Loss before benefit for income taxes	(1,363)	(216)	(1,579)

Benefit for income taxes	(447)	38	(409)

Net loss	$(916)	$(254)	$(1,170)

Earnings (loss) per share, basic and diluted	$(0.03)	$—	$(0.03)

Weighted average number of common shares outstanding, basic	35,567	—	35,567
Weighted average number of common shares outstanding, diluted	35,567	—	35,567

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2006 (in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$(916)	$(254)	$(1,170)
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	(213)	—	(213)
Deferred income taxes	(797)	(81)	(878)
Depreciation, amortization, and other non cash items	1,073	—	1,073
Stock-based compensation expense	835	—	835
Change in operating assets and liabilities:
Trade accounts receivable and license installments	12,152	(596)	11,556
Prepaid expenses and other current assets	(1,269)	141	(1,128)
Accounts payable and accrued expenses	227	(53)	174
Deferred revenue	3,441	636	4,077
Other long-term assets and liabilities	350	207	557

Cash flows from operating activities	14,883	—	14,883

Cash flows from investing activities:
Purchase of investments	(34,534)	—	(34,534)
Maturing and called investments	29,375	—	29,375
Sale of investments	—	—	—
Investment in software, equipment and improvements	(1,297)	—	(1,297)

Cash flows from investing activities	(6,456)	—	(6,456)

Cash flows from financing activities:
Payments under capital lease obligation	(51)	—	(51)
Excess tax benefit from stock option exercises	213	—	213
Exercise of stock options	1,173	—	1,173
Proceeds from the sale of stock under Employee Stock Purchase Plan	102		102
Repurchase of common stock	(3,481)	—	(3,481)

Cash flows from financing activities	(2,044)	—	(2,044)

Effect of exchange rate on cash and cash equivalents	165	—	165

Net increase in cash and cash equivalents	6,548	—	6,548

Cash and cash equivalents, beginning of period	21,314	—	21,314

Cash and cash equivalents, end of period	$27,862	$—	$27,862

Supplemental disclosures of cash flow information:
Cash paid during the year-to-date period for:
Interest	$10	$—	$10
Income taxes	$303	$—	$303

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 (in thousands)	As Previously Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$21,314	$—	$21,314
Short-term investments	93,421	—	93,421

Total cash and short-term investments	114,735	—	114,735

Trade accounts receivable	25,486	1,492	26,978
Short-term license installments	26,537	—	26,537
Prepaid expenses and other current assets	1,953	2,799	4,752

Total current assets	168,711	4,291	173,002

Long-term license installments, net of unearned interest income	31,371	—	31,371
Equipment and improvements, net of accumulated depreciation and amortization	1,947	—	1,947
Computer software for internal use, net of accumulated amortization	845	—	845
Acquired technology, net of accumulated amortization	29	—	29
Other assets	114	—	114
Goodwill	2,346	—	2,346

Total assets	$205,363	$4,291	$209,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued payroll related expenses	$8,197	$(35)	$8,162
Accounts payable and accrued expenses	10,769	—	10,769
Deferred revenue	18,749	1,779	20,528
Current portion of capital lease obligation	103	—	103

Total current liabilities	37,818	1,744	39,562

Long-term deferred income taxes	510	666	1,176
Capital lease obligation, net of current portion	63	—	63
Other long-term liabilities	1,171	—	1,171

Total liabilities	39,562	2,410	41,972

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	356	—	356
Additional paid-in capital	118,968	—	118,968
Stock warrants	107	—	107
Retained earnings	46,007	1,881	47,888
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(623)	—	(623)
Foreign currency translation adjustments	986	—	986

Total stockholders’ equity	165,801	1,881	167,682

Total liabilities and stockholders’ equity	$205,363	$4,291	$209,654

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For three months ended June 30, 2005 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$8,004	$—	$8,004
Services	15,784	(893)	14,891

Total revenue	23,788	(893)	22,895

Cost of revenue:
Cost of software license	87	—	87
Cost of services	8,045	(644)	7,401

Total cost of revenue	8,132	(644)	7,488

Gross profit	15,656	(249)	15,407

Operating expenses:
Research and development	4,878	—	4,878
Selling and marketing	7,920	—	7,920
General and administrative	2,990	—	2,990

Total operating expenses	15,788	—	15,788

Loss from operations	(132)	(249)	(381)

Installment receivable interest income	567	—	567
Other interest income, net	745	—	745
Other income (expense), net	(699)	—	(699)

Income (loss) before provision (benefit) for income taxes	481	(249)	232

Provision (benefit) for income taxes	125	(45)	80

Net income (loss)	$356	$(204)	$152

Earnings per share, basic and diluted	$0.01	$(0.01)	$0.00

Weighted average number of common shares outstanding, basic	35,881	—	35,881
Weighted average number of common shares outstanding, diluted	36,455	—	36,455

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2005 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$18,884	$—	$18,884
Services	29,134	(710)	28,424

Total revenue	48,018	(710)	47,308

Cost of revenue:
Cost of software license	175	—	175
Cost of services	15,592	(1,026)	14,566

Total cost of revenue	15,767	(1,026)	14,741

Gross profit	32,251	316	32,567

Operating expenses:
Research and development	9,903	(57)	9,846
Selling and marketing	16,853	(45)	16,808
General and administrative	6,327	(70)	6,257

Total operating expenses	33,083	(172)	32,911

Loss from operations	(832)	488	(344)

Installment receivable interest income	1,131	—	1,131
Other interest income, net	1,370	—	1,370
Other income (expense), net	(1,015)	—	(1,015)

Income before provision for income taxes	654	488	1,142

Provision for income taxes	225	155	380

Net income	$429	$333	$762

Earnings per share, basic and diluted	$0.01	$0.01	$0.02

Weighted average number of common shares outstanding, basic	35,962	—	35,962
Weighted average number of common shares outstanding, diluted	36,648	—	36,648

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2005 (in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$429	$333	$762
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	51	—	51
Deferred income taxes	13	155	168
Depreciation, amortization, and other non cash items	837	—	837
Loss on Disposal of equipment	14		14
Change in operating assets and liabilities:
Trade accounts receivable and license installments	12,485	(730)	11,755
Prepaid expenses and other current assets	(250)	(1,096)	(1,346)
Accounts payable and accrued expenses	(3,315)	(102)	(3,417)
Deferred revenue	5,501	1,440	6,941
Other long-term assets and liabilities	193	—	193

Cash flows from operating activities	15,958	—	15,958

Cash flows from investing activities:
Purchase of investments	(21,163)	—	(21,163)
Maturing and called investments	4,000	—	4,000
Sale of investments	12,475	—	12,475
Investment in software, equipment and improvements	(791)	—	(791)

Cash flows from investing activities	(5,479)	—	(5,479)

Cash flows from financing activities:
Payments under capital lease obligation	(48)	—	(48)
Excess tax benefit from stock option exercises	—	—	—
Exercise of stock options	240	—	240
Proceeds from the sale of stock under Employee Stock Purchase Plan	240		240

Repurchase of common stock	(2,353)	—	(2,353)

Cash flows from financing activities	(1,921)	—	(1,921)

Effect of exchange rate on cash and cash equivalents	(348)	—	(348)

Net increase in cash and cash equivalents	8,210	—	8,210

Cash and cash equivalents, beginning of period	20,905	—	20,905

Cash and cash equivalents, end of period	$29,115	$—	$29,115

Supplemental disclosures of cash flow information:
Cash paid during the year-to-date period for:
Interest	$11	$—	$11
Income taxes	$166	$—	$166

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Results of Operations

Executive Summary

In the first half of 2006, our total revenue was $56.5 million, a 19% increase from the first half of 2005. This increase reflected higher professional services revenue from license implementations and higher maintenance revenue, partially offset by lower license revenue. Our continued investment in expanding the number of trained services personnel to meet the increasing number and value of new license signings caused our services gross margin to decline from the first half of 2005 to the first half of 2006. Deferred revenue increased $9.1 million from June 30, 2005 to $24.6 million at June 30, 2006 primarily due to a $7.4 million increase in deferred license revenue. Our continued investments to support growth in services and sales, and stock option expense related to the adoption of SFAS 123R, resulted in a net loss of $(1.2) million for the first half of 2006. Cash flow from operations in the first half of 2006 was $14.9 million.

Overview

Total revenue in the first half of 2006 increased 19% to $56.5 million from $47.3 million in the first half of 2005. This increase was driven primarily by a $12.5 million increase in professional services revenue related to license implementations and a $1.8 million increase in maintenance revenue, partially offset by a $5.1 million decrease in license revenue. The $5.1 million decrease in license revenue was due to a $2.6 million decrease in perpetual license revenue and a $2.5 million decrease in term license revenue. The $2.5 million decrease in term license revenue reflects our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are made in advance. During the first half of 2006, we signed agreements with approximately $9 million in term license fees expected to be recognized as revenue in future periods as payments become due.

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

Cost of services in the first half of 2006 increased $10.6 million from the first half of 2005, which reduced our overall services gross margin from 49% in the first half of 2005 to 41% in the first half of 2006. The increase in these costs resulted from our continued investment in expanding the number of trained services personnel, including new Pegasystems and partner staff, to better meet the increase in new license signings. Services gross profit increased $3.7 million for the first half of 2006 compared to the first half of 2005 due to increased services revenue.

Total operating expenses in the first half of 2006 increased $4.2 million, or 13%, from the first half of 2005, due to our continued investment in expanding the number of sales and services personnel to better meet the increase in new license signings, and stock option expense related to the adoption of SFAS 123R.

Income (loss) before provision for income taxes decreased from a profit of $1.1 million in the first half of 2005 to a loss of $(1.6) million in the first half of 2006, primarily due to the $5.1 million decrease in license revenue and a $4.2 million increase in operating expenses, partially offset by a $3.7 million improvement in services gross profit and a $1.7 million improvement in other income and expense. Net income (loss) changed from a profit of $0.8 million in the first half of 2005 to a loss of $(1.2) million in the first half of 2006.

We generated $14.9 million in cash flow from operations during the first half of 2006, and ended the period with $126.1 million in cash and short-term investments and $46.5 million in combined short and long-term license installment receivables.

Revenue

Our total revenue for the second quarter of 2006 increased 19% to $27.3 million from $22.9 million for the second quarter of 2005. Our total revenue for the first half of 2006 increased 19% to $56.5 million from $47.3 million for the first half of 2005. These increases were primarily due to increases in professional services revenue and maintenance revenue, partially offset by decreases in license revenue. The following table summarizes our revenue composition:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
License revenue (1)
Perpetual licenses	$3.3	$6.4	$8.4	$11.0
Term licenses	3.5	1.6	5.4	7.9

Total license revenue	6.8	8.0	13.8	18.9

Services revenue
Professional services and training	14.8	9.8	31.1	18.6
Maintenance	5.7	5.1	11.6	9.8

Total services revenue	20.5	14.9	42.7	28.4

Total revenue	$27.3	$22.9	$56.5	$47.3

(1)	License revenue composition amounts reported in a similar table in previous periods have been reformatted to the current presentation.

Total license revenue for the second quarter of 2006 decreased 15% to $6.8 million from $8.0 million for the second quarter of 2005. This decrease was the result of a $3.1 million decrease in perpetual license revenue, partially offset by a $1.9 million increase in term license revenue. Total license revenue for the first half of 2006 decreased 27% to $13.8 million from $18.9 million for the first half of 2005. This decrease was the result of a decrease of $2.6 million in perpetual license revenue and a decrease of $2.5 million in term license revenue. The decreases in term license revenue were primarily due to our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are in advance. During the first half of 2006, we signed agreements with approximately $9 million in term license fees expected to be recognized as revenue in future periods as payments become due. Term license renewals scheduled for the full year 2006 are modestly higher than actual term license renewals in the full year 2005. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

The increase in professional services and training revenue of $5.0 million in the second quarter of 2006 and $12.5 million in the first half of 2006 reflects increased demand from our customers for professional services related to new license implementations. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Maintenance revenue increased 12% to $5.7 million in the second quarter of 2006 from $5.1 million in the second quarter of 2005. Maintenance revenue increased 18% to $11.6 million in the first half of 2006 from $9.8 million in the first half of 2005. The increases in maintenance revenue were due to a larger installed base of software and a higher proportion of perpetual licenses in the installed base which yield greater maintenance revenue than term licenses.

We record allowances for estimates of potential sales credit memos when the related revenue is recorded and review them periodically. We base these estimates on historical analyses of credit memo data, current economic trends, assumptions about future events and experience with customer disputes. If we used different assumptions in calculating the allowance, adjustments would be reflected as changes to revenue. Our allowance for sales credit memos was $1.4 million at June 30, 2006, and $0.5 million at December 31, 2005. The following reflects the activity of the allowance for sales credit memos:

(in thousands)	Six months ended June 30, 2006	Year ended December 31, 2005
Balance at beginning of year	$470	$642
Revenue deferred	1,966	378
Sales credit memos issued that impact revenue	(1,031)	(550)

Balance at end of period	$1,405	$470

Deferred revenue at June 30, 2006 consisted primarily of the fees billed in connection with arrangements for which acceptance of the software license or completion of fixed price services had not occurred, and unearned portions of annual maintenance fees paid in advance. Our deferred revenue balance increased to $24.6 million at June 30, 2006, from $20.5 million at December 31, 2005. The $4.1 million increase was due primarily to an increase in pre-paid annual maintenance fees and new license sales for which acceptance of the software or completion of fixed price services had not occurred. Deferred revenue at June 30, 2006 was $9.1 million higher than deferred revenue at June 30, 2005, primarily due to our increased license signings. In certain situations where multiple license sales or implementations are ongoing with a single customer, for revenue recognition purposes these multiple arrangements may be deemed a single bundled arrangement, thereby delaying revenue recognition for the earlier license sale until all elements of the bundled arrangement are complete.

International revenue was 30% of total revenue for the second quarter of 2006 and the second quarter of 2005. International revenue was 32% of total revenue for the first half of 2006 and 29% for the first half of 2005. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk. See Item 3 for discussion regarding foreign currency exposure.

Cost of revenue

The cost of maintenance, professional services and training for the second quarter of 2006 increased 49% to $11.0 million from $7.4 million in the second quarter of 2005. Cost of services as a percentage of services revenue increased to 54% for the second quarter of 2006 from 50% for the second quarter of 2005. These increases were due primarily to a $2.1 million increase in compensation costs, a $1.3 million increase in contracted services and a $0.9 million increase in travel expenses. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners, to support an increase in the number of license implementation projects. Services gross profit was $9.5 million for the second quarter of 2006 compared to $7.5 million for the second quarter of 2005. The increase in services gross margin was primarily due to an increase in professional services gross margin and an increase in maintenance gross margin, reflecting our higher professional services and maintenance revenue.

The cost of maintenance, professional services and training for the first half of 2006 increased 73% to $25.1 million from $14.6 million in the first half of 2005. Cost of services as a percentage of services revenue increased to 59% for the first half of 2006 from 51% for the first half of 2005. These increases were due primarily to a $4.2 million increase in compensation costs, a $3.1 million increase in contracted services and a $1.9 million increase in travel expenses. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners, to support an increase in the number of license implementation projects. Services gross margin was $17.6 million for the first half of 2006 compared to $13.9 million for the first half of 2005. The increase in services gross margin was primarily due to an increase in maintenance gross margin, reflecting our higher maintenance revenue.

Operating expenses

Research and development expenses for the second quarter of 2006 increased 16% to $5.7 million from $4.9 million for the second quarter of 2005. As a percentage of total revenue, research and development expenses remained constant at 21% in the second quarter of 2006 compared to the second quarter of 2005. Research and development expenses for the first half of 2006 increased 13% to $11.1 million from $9.8 million for the first half of 2005. These increases in research and development expenses were primarily due to increased spending on independent contractors assisting with our research and development efforts, primarily associated with the recent release of version 5.1 of PegaRULES Process Commander. As a percentage of total revenue, research and development expenses decreased to 20% for the first half of 2006 from 21% for the first half of 2005.

Selling and marketing expenses for the second quarter of 2006 increased 28% to $10.2 million from $7.9 million for the second quarter of 2005. As a percentage of total revenue, selling and marketing expenses increased to 37% in the second quarter of 2006 from 35% in the second quarter of 2005. Selling and marketing expenses for the first half of 2006 increased 19% to $20.0 million from $16.8 million for the first half of 2005. The increase in the first half of 2006 was due to increased compensation costs and hiring fees associated with additional sales staffing. As a percentage of total revenue, selling and marketing expenses decreased to 35% for the first half of 2006 from 36% for the first half of 2005, due to the combined effect of higher selling and marketing spending in the first half of 2006 offset by increased total revenue in the first half of 2006.

General and administrative expenses for the second quarter of 2006 increased 13% to $3.4 million from $3.0 million for the second quarter of 2005. As a percentage of total revenue, general and administrative expenses decreased to 12% for the second quarter of 2006 from 13% for the second quarter of 2005. The increase in general and administrative expenses was primarily due to increased director compensation. General and administrative expenses for the first half of 2006 decreased 4% to $6.0 million from $6.3 million for the first half of 2005. As a percentage of total revenue, general and administrative expenses decreased to 11% for the first half of 2006 from 13% for the first half of 2005, due to the combined effect of increased revenue and lower general and administrative spending.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees recognized under the net present value method, decreased to $0.5 million in the second quarter of 2006 from $0.6 million in the second quarter of 2005. Installment receivable interest income decreased to $0.9 million in the first half of 2006 from $1.1 million in the first half of 2005. The decreases were due primarily to the lower total value of that portfolio, caused by our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are made in advance. For those term licenses for which we recognize revenue on a present value basis, a portion of the fee is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 6.7% during the past few years.

Other interest income, net

Other interest income increased to $1.5 million in the second quarter of 2006 from $0.7 million for the second quarter of 2005. Other interest income increased to $2.6 million in the first half of 2006 from $1.4 million for the first half of 2005. The increase was primarily due to improved yields and increased cash and investment balances.

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

Income (loss) before provision for income taxes

Income (loss) before provision for income taxes decreased to a $(0.6) million loss in the second quarter of 2006 from $0.2 million of income in the second quarter of 2005. This decrease was primarily due to a $3.5 million increase in operating expenses primarily due to sales and services hiring and a $1.1 million decrease in license gross margin, partially offset by a $2.0 million increase in services gross margins, a $1.1 million increase in other income and expense related to foreign currency transactions and a $0.7 million improvement in other interest income, net.

Income (loss) before provision for income taxes decreased to a $(1.6) million loss in the first half of 2006 from $1.1 million of income in the first half of 2005. This change was primarily due to a $4.9 million decrease in license gross margin and a $4.2 million increase in operating expenses primarily due to sales and services hiring, partially offset by a $3.7 million increase in services gross margins and a $1.7 million increase in other income and expense related to foreign currency transactions and a $1.2 million improvement in other interest income, net.

Provision for income taxes

The provision (benefit) for income taxes in the first half of 2006 was a tax benefit of $(0.4) million, compared to a tax provision of $0.4 million in the first half of 2005. The income tax provision during 2006 is expected to benefit from research and experimentation tax credits, deductions related to export activity and claims filed for refunds of foreign income taxes.

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

Working capital was $138.5 million at June 30, 2006, a $5.1 million increase from $133.4 million at December 31, 2005. Working capital increased primarily due to an $11.3 million increase in cash and investments, partially offset by a $4.1 million increase in deferred revenue. The $4.1 million increase in deferred revenue was primarily due to an increase in pre-paid annual maintenance fees and new license signings for which acceptance of the software or completion of fixed price services had not occurred.

Cash flow from operating activities for the first half of 2006 decreased to $14.9 million from $16.0 million for the first half of 2005. During the first half of 2006, cash flow benefited from an $11.4 million reduction in license installments, a $4.1 million increase in deferred revenue, partially offset by a $(1.2) million net loss. The decrease in license installments reflects the lower average remaining life of our term licenses recorded on the balance sheet (see discussion below in this section). Accounts receivable days billing outstanding has increased from 74 days at December 31, 2005 to 78 days at June 30, 2006, primarily due to slower payments by some large customers.

Net cash used in investing activities for the first half of 2006 was $6.5 million, primarily due to net purchases of marketable debt securities. This compared with $5.5 million used in investing activities in the first half of 2005, which was also primarily due to net purchases of marketable debt securities. Investments in equipment and software increased to $1.3 million in the first half of 2006 from $0.8 million in the first half of 2005.

In 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock, in open market or privately negotiated transactions. During the first half of 2006, we repurchased 518,981 shares for $3.5 million under the program in open market purchases. During fiscal 2005, we repurchased 957,112 shares for $5.9 million under the program in open market purchases. This authorization to repurchase shares expired on June 30, 2006. Our repurchase activity in the first six months of 2006 was as follows:

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

We believe that current cash, cash equivalents, and cash flows from operations will be sufficient to fund our business for at least the next twelve months. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our services business. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures. In addition, there can be no assurance that additional capital, if needed, will be available on reasonable terms, if at all, at such time as we require.

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

(in thousands)	Payment due by period
Contractual obligations:	Total	Remainder of 2006	2007 & 2008	2009 & 2010	2011 and after
Purchase commitments	$2,998	$750	$2,190	$58	$—
Capital lease obligations	115	52	63	—	—
Operating lease obligations	24,757	1,906	6,873	7,067	8,911

Total	$27,870	$2,708	$9,126	$7,125	$8,911

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions.

The following amounts of cash are due for receipt in connection with our existing term license agreements:

	License installments for term licenses recorded on the balance sheet	License installments to be recorded as payments become due
Year ending December 31,	(in thousands)
Remainder of 2006	$10,812	$1,968
2007	20,142	4,028
2008	10,572	3,276
2009	3,399	1,653
2010	2,691	851
2011 and thereafter	3,389	221

Total	$51,005	$11,997

Recently issued accounting pronouncements

In June 2006, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies FASB Statement No. 109 (FAS 109), Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We have not determined the impact, if any, on our financial statements of the adoption of FIN48.

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

A full discussion of these accounting policies is included in our 2005 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission and we refer the reader to that discussion. The following information regarding critical accounting policies and estimates has been updated since our 10-K/A.

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

Services may be provided on a fixed-price basis. We do not have vendor specific objective evidence of fair value for fixed-price services prior to completion of the services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the other elements of the arrangement, we recognize the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In a limited number of our arrangements, the fixed price services are essential to the arrangement because we make significant alterations to the functionality of the software or build complex interfaces necessary for the software to be functional in the customer’s environment. We have not been able to make reasonably dependable estimates for the purpose of determining our progress to completion, as we have limited experience with these types of complex arrangements. Accordingly, all revenue and costs are deferred until the completion of the fixed-price services. Revenue from fixed-price services that are not bundled with a software license is generally recognized as performed, which is typically less than four months.

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

During the second quarter of 2006, our Board of Directors decided to provide our directors (except our Chairman and Chief Executive Officer) with an annual award of unrestricted common stock, in lieu of a grant of stock options; for the number of shares equal to $55,000 divided by the fair market value of our common stock on the issue date. A total of 37,905 shares were issued to our directors in June 2006.

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

Significant customers

During the second quarter of 2006, one customer represented 11% of our total revenue. During the second quarter of 2005, one customer represented 17% of our total revenue. During the first half of 2006, no single customer accounted for more than ten percent of our total revenue. During the first half of 2005, one customer accounted for approximately 11% of our total revenue.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 30% of our total revenue in the second quarter of 2006 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

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

As discussed in Note 4 to the condensed consolidated financial statements, the Company has restated its previously issued financial statements for the three and six months ended June 30, 2006. The following Item 4, Controls and Procedures, has been revised in light of these restatements.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO previously concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective as of that date due to the material weaknesses in our internal control over financial reporting described in subsections (i) and (ii) below, which continue to exist.

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

(iii) Material Weakness Related to Accounting for Professional Services Revenue. In connection with the restatements described above, management determined that there existed an additional material weakness in internal control over financial reporting relating to management’s oversight of the determination of the appropriate accounting treatment for arrangements involving professional services. See Note 4 of Notes to Consolidated Financial Statements on page 13 of this Form 10-Q/A. This determination confirmed management’s previous conclusion that, as of June 30, 2006, the Company’s disclosure controls and procedures were not effective.

(b) Changes in Internal Control over Financial Reporting. As previously reported, no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are investing heavily in sales and marketing and professional services in anticipation of increased license signings, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of license signings in the future. Demand for our products began to increase in the second half of 2005, and we anticipate that this increase in demand will continue. Consequently, we have been increasing our investment in sales and marketing by hiring additional sales and marketing personnel. We also anticipate that we will need to provide our customers with more professional services, training and maintenance as a result of this anticipated increase in demand, and have been hiring additional personnel in these areas. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the anticipated demand for our products does not materialize, or if we are unsuccessful in increasing the value of new license signings, we could experience decreased profitability or losses as a result of these increased fixed costs, and our financial performance and results of operations could be adversely affected. We experienced a net loss of $1.2 million for the first six months of 2006, largely due to lower-than-expected license revenue that was not sufficient to offset these increased costs.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 32% of total revenue in the first six months of 2006, 34% in 2005, 30% in 2004, and 21% in 2003. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in Europe and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

Investor confidence and share value may be adversely impacted if our management is unable to provide an unqualified assessment regarding the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified attestation regarding management’s assessment, for our 2006 fiscal year or beyond, as required by Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. For the year ended December 31, 2005, management’s assessment is included on page 33 of Amendment No. 1 to our Annual Report on Form 10-K/A for such year and our independent registered public accounting firm’s attestation is included on page 34 of Amendment No. 1 to our Annual Report on Form 10-K/A for such year. For 2005, management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2005 was not effective due to certain material weaknesses in our internal control over financial reporting. Management’s assessment is that these material weaknesses were not effectively remediated as of June 30, 2006, as discussed on page 34 of this Quarterly Report on Form 10-Q/A. For future periods, although we intend to diligently and regularly review and update our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our management may not be able to provide an unqualified assessment for our 2006 fiscal year or beyond, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Mr. d’Arbeloff was elected with 34,855,942 votes “FOR” and 165,660 votes “WITHHELD”, Mr. Jones was elected with 34,840,818 votes “FOR” and 180,784 votes “WITHHELD”, Mr. Kaplan was elected with 34,599,886 votes “FOR” and 421,716 votes “WITHHELD”, Mr. O’Halloran was elected with 34,069,873 votes “FOR” and 951,729 votes “WITHHELD”, Mr. Trefler was elected with 34,843,917 votes “FOR” and 177,685 votes “WITHHELD”, and Mr. Wyman was elected with 31,513,194 votes “FOR” and 3,508,408 votes “WITHHELD”.

The stockholders approved the Pegasystems Inc. 2006 Employee Stock Purchase Plan, as further described in note 2(f) of the notes to unaudited condensed consolidated financial statements appearing elsewhere in this Report on Form 10-Q/A, with 28,837,366 votes “FOR”, 822,169 votes “AGAINST,” 404, 910 votes “ABSTAINING” and 4,957,157 “NON-VOTES”.

The stockholders approved the ratification of the Audit Committee’s selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006, with 34,948,438 votes “FOR”, 62,685 votes “AGAINST” and 10, 479 votes “ABSTAINING” and 0 “NON-VOTES”.

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