Form 10-Q
period 2006-09-30
PEGASYSTEMS INC
filed 2007-04-25
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 35,367,873 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 16, 2007.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share-related data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,793	$21,314
Short-term investments	108,060	93,421

Total cash and short-term investments	128,853	114,735

Trade accounts receivable, net of allowance for doubtful accounts of $365 as of September 30, 2006 and December 31, 2005	26,447	26,978
Short-term license installments	21,908	26,537
Prepaid expenses and other current assets	4,701	4,752

Total curent assets	181,909	173,002

Long-term license installments, net of unearned interest income	18,929	31,371
Equipment and improvements, net of accumulated depreciation and amortization	2,119	1,947
Computer software for internal use, net of accumulated amortization	1,170	845
Other assets	98	143
Goodwill	2,346	2,346

Total assets	$206,571	$209,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$10,701	$8,162
Accounts payable and accrued expenses	12,998	10,769
Deferred revenue	18,526	20,528
Current portion of capital lease obligation	89	103

Total current liabilities	42,314	39,562

Long-term deferred income taxes	479	1,176
Capital lease obligation, net of current portion	—	63
Other long-term liabilities	1,770	1,171

Total liabilities	44,563	41,972

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,195,195 and 35,565,918 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	352	356
Additional paid-in capital	116,572	118,968
Stock warrants	107	107
Retained earnings	44,187	47,888
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(429)	(623)
Foreign currency translation adjustments	1,219	986

Total stockholders’ equity	162,008	167,682

Total liabilities and stockholders’ equity	$206,571	$209,654

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(as Restated, See Note 4)		(as Restated, See Note 4)
Revenue:
Software license	$8,543	$11,665	$22,341	$30,549
Services	24,981	15,491	67,712	43,915

Total revenue	33,524	27,156	90,053	74,464

Cost of revenue:
Cost of software license	—	87	32	262
Cost of services	15,167	9,250	40,302	23,816

Total cost of revenue	15,167	9,337	40,334	24,078

Gross profit	18,357	17,819	49,719	50,386

Operating expenses:
Research and development	5,610	4,951	16,694	14,797
Selling and marketing	11,619	8,119	31,602	24,927
General and administrative	3,187	2,723	9,209	8,980

Total operating expenses	20,416	15,793	57,505	48,704

Income (loss) from operations	(2,059)	2,026	(7,786)	1,682

Installment receivable interest income	501	632	1,402	1,763
Other interest income, net	1,352	807	3,951	2,177
Other income (expense), net	216	(129)	864	(1,144)

Income (loss) before provision (benefit) for income taxes	10	3,336	(1,569)	4,478

Provision for income taxes	420	1,088	11	1,468

Net income (loss)	$(410)	$2,248	$(1,580)	$3,010

Earnings (loss) per share, basic	$(0.01)	$0.06	$(0.04)	$0.08
Earnings (loss) per share, diluted	$(0.01)	$0.06	$(0.04)	$0.08

Weighted average number of common shares outstanding, basic	35,249	35,675	35,439	35,865
Weighted average number of common shares outstanding, diluted	35,249	36,362	35,439	36,550

Dividends per share	$0.03	—	$0.06	—

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended September 30,
	2006	2005
		(as Restated, See Note 4)
Cash flows from operating activities:
Net income (loss)	$(1,580)	$3,010
Adjustment to reconcile net income (loss) to cash flows from operating activities:
Stock option income tax benefits	(402)	91
Deferred income taxes	(619)	731
Depreciation, amortization, and other non cash items	1,556	1,129
Loss on disposal of equipment	—	15
Stock-based compensation expense	1,136	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	17,605	7,001
Prepaid expenses and other current assets	151	(1,801)
Accounts payable and accrued expenses	3,769	(473)
Deferred revenue	(2,001)	8,010
Other long-term assets and liabilities	599	295

Cash flows from operating activities	20,214	18,008

Cash flows from investing activities:
Purchase of investments	(54,161)	(38,065)
Maturing and called investments	39,575	9,018
Sale of investments	—	14,475
Investment in software, equipment and improvements	(1,717)	(1,304)

Cash flows from investing activities	(16,303)	(15,876)

Cash flows from financing activities:
Payments under capital lease obligation	(77)	(73)
Excess tax benefit from stock option exercises	402	—
Exercise of stock options	2,780	240
Proceeds from the sale of stock under Employee Stock Purchase Plan	102	521
Dividend payments to stockholders	(1,067)	—
Repurchase of common stock	(6,818)	(4,791)

Cash flows from financing activities	(4,678)	(4,103)

Effect of exchange rate on cash and cash equivalents	246	(470)

Net decrease in cash and cash equivalents	(521)	(2,441)

Cash and cash equivalents, beginning of period	21,314	20,905

Cash and cash equivalents, end of period	$20,793	$18,464

Supplemental disclosures of cash flow information:
Cash paid during the year-to-date period for:
Interest	$12	$15
Income taxes	$1,053	$337

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2005 (the “2005 Form 10-K/A”).

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

(in thousands)	September 30, 2006	December 31, 2005
Computer equipment	$4,331	$3,669
Furniture and fixtures	2,089	2,004
Leasehold improvements	2,457	2,053
Equipment under capital leases	594	594

	9,471	8,320
Less: accumulated depreciation and amortization	(7,352)	(6,373)

Equipment and improvements, net of accumulated depreciation	$2,119	$1,947

(b) Computer software for internal use, net of accumulated amortization

The Company capitalizes and amortizes costs associated with computer software developed or purchased for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). The Company amortizes capitalized software costs generally over three years commencing on the date the software is placed into service. During the first three quarters of 2006, the Company capitalized costs totaling $0.4 million for computer software developed for internal use. The cost and accumulated amortization of computer software for internal use was as follows:

(in thousands)	September 30, 2006	December 31, 2005
Computer software purchased	$2,802	$2,575
Computer software developed for internal use	721	—
Computer software developed for internal use, not yet placed in service	—	317

	3,523	2,892
Less: accumulated depreciation and amortization	(2,353)	(2,047)

Computer software for internal use, net of accumulated amortization	$1,170	$845

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Stockholder’s Equity

On June 1, 2006, the Company’s Board of Directors declared the Company’s first quarterly cash dividend of $.03 per share, which was paid on July 17, 2006 to stockholders of record as of July 3, 2006. The Company paid in the aggregate approximately $1.1 million in connection with this dividend. The Company currently expects to continue to pay a quarterly cash dividend of $0.03 per share to stockholders of record as of the first trading day of each quarter, subject to change by the Company’s Board of Directors. Accordingly, a dividend of approximately $1.1 million was paid on October 16, 2006 to stockholders of record as of October 2, 2006. The accrued liability for this dividend is included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheet at September 30, 2006.

In 2004, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s outstanding common stock (the “Initial Program”). In June 2006, the Company publicly announced that the Company’s Board of Directors had approved a new $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007 (the “New Program”). Under the New Program, which may be suspended at any time without notice, the Company may repurchase shares from time to time on the open market or in privately negotiated transactions. During the first three quarters of 2006, the Company repurchased a total of 962,420 shares for $6.8 million under the Initial Program and the New Program. As of September 30, 2006, the Company had authorization remaining to repurchase $6.9 million of its common stock under the New Program.

(d) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Basic
Net income (loss)	$(410)	$2,248	$(1,580)	$3,010

Weighted average common shares outstanding	35,249	35,675	35,439	35,865

Earnings (loss) per share, basic	$(0.01)	$0.06	$(0.04)	$0.08

Diluted
Net income (loss)	$(410)	$2,248	$(1,580)	$3,010

Weighted average common shares outstanding	35,249	35,675	35,439	35,675
Effect of assumed exercise of stock options and warrant	—	687	—	875

Weighted average common shares outstanding, assuming dilution	35,249	36,362	35,439	36,550,

Earnings (loss) per share, diluted	$(0.01)	$0.06	$(0.04)	$0.08

Outstanding options and warrants excluded as impact would be anti-dilutive	8,548	5,517	8,548	5,748

(e) Segment reporting

The Company currently operates in one operating segment — rules-based business process management, or BPM, software. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Substantially all of the Company’s assets are located within the United States. The table below shows the amount and percentage of the Company’s total operating revenue from the specified geographic areas for the three and nine-month periods ended September 30, 2006 and 2005 (sales outside the United States are principally through export from the United States):

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2006		2005		2006		2005
United States	$18,396	55%	$13,110	48%	$56,769	63%	$46,746	63%
United Kingdom	4,151	13%	9,062	33%	11,412	13%	13,980	19%
Europe, other	1,793	5%	4,199	16%	9,745	11%	9,606	13%
Other	9,184	27%	787	3%	12,127	13%	4,132	5%

	$33,524	100%	$27,156	100%	$90,053	100%	$74,464	100%

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2006, one customer represented 25% of the Company’s total revenue. During the third quarter of 2005, one customer accounted for 28% of the Company’s total revenue. During the first three quarters of 2006, one customer accounted for 10% of the Company’s total revenue. During the first three quarters of 2005, one customer accounted for approximately 11% of the Company’s total revenue.

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

Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The majority of the Company’s share-based compensation arrangements vest over four or five years.

Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25 and related interpretations. The Company also followed the disclosure requirements of SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective approach, and, accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The Company expenses our share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

The Company periodically grants stock options for a fixed number of shares of common stock to its employees, directors and non-employee contractors, with an exercise price greater than or equal to the fair market value of the Company’s common stock at the date of the grant. In June 2006, the Company granted unrestricted common stock to members of its Board of Directors (other than the Company’s Chairman and Chief Executive Officer) in lieu of the annual stock option grant historically made. The Company recorded $275 thousand of compensation expense for this award. At September 30, 2006, the Company had five stock-based compensation plans, which are described more fully below. The following table presents the share-based compensation expense included in the Company’s unaudited, condensed consolidated statements of operations.

(in thousands, except per share amounts)	Three months ended September 30, 2006	Nine months ended September 30, 2006
Stock-based compensation expense:
Cost of services	$68	$205
Research and development	33	108
Selling and marketing	131	392
General and administrative	69	431

Total stock-based compensation before tax	301	1,136
Income tax benefit	(103)	(411)

Net share-based compensation expense	$198	$725

Effect on earnings (loss) per share:
Basic	$(.01)	$(.02)
Diluted	$(.01)	$(.02)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for the options (“excess tax benefits”) to be classified as financing cash flows. There was $402 thousand of excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow for the nine months ended September 30, 2006, if the Company had not adopted SFAS 123R.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005
Expected volatility(1)	75%	75%
Expected post-vesting option life(2)	3.6 years	1.0 years
Interest rate (risk free)(3)	4.60%	3.70
Expected annual dividend yield(4)	1.7%	None

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Expected volatility(1)	76%	73%
Expected post-vesting option life(2)	3.6 years	2.5 years
Interest rate (risk free)(3)	4.83%	3.92%
Expected annual dividend yield(4)	0.84%	None

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected post-vesting option life for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.
(3)	The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	The expected annual dividend yield as shown in the table above is based on the weighted average of the dividend yield assumption used for options granted during the period. As the Company had not granted dividends prior to the quarter ended June 30, 2006, options granted prior to the initial dividend were valued using a dividend yield of zero. Options granted after the initial dividend were valued using a dividend yield of 1.7%. The expected annual dividend yield was calculated based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

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

(in thousands, except per share amounts)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$2,248	$3,010
Add: Stock based compensation expense for stock options included in reported net income, net of income taxes	—	—
less: Total stock based compensation expense for stock options determined under fair value method, net of income taxes	(166)	(5,506)

Net income (loss), pro-forma	$2,082	$(2,496)

Earnings (loss) per share:
Basic—as reported	$0.06	$0.08
Basic—pro forma	$0.06	$(0.07)
Diluted—as reported	$0.06	$0.08
Diluted—pro forma	$0.06	$(0.07)

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1994 Long-term incentive plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of September 30, 2006, options to purchase an aggregate of 5.0 million shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

1996 Non-employee director stock option plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the grant to non-employee Directors of the Company of options to purchase shares of our common stock. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to provide for (i) the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors following the annual meeting of stockholders (commencing in 2000), of a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. The Compensation Committee administers the Director Plan. At September 30, 2006, there were outstanding options under the Director Plan to purchase an aggregate of 220,000 shares. The Company does not intend to issue any options under the Director Plan in the future.

1996 Employee stock purchase plan

In 1996, the Company adopted a 1996 Employee Stock Purchase Plan (the “1996 Stock Purchase Plan”) pursuant to which its employees were entitled to purchase up to an aggregate of 1.0 million shares of common stock at a price equal to 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less. During 2005, the Company amended the 1996 Stock Purchase Plan to provide that, for each offering period beginning on May 1, 2005 or later, employees are entitled to purchase shares of common stock at a price equal to 95% of the fair market value on the completion date of the offering period. As of September 30, 2006, there had been fourteen offerings under the plan and approximately 0.7 million shares had been issued thereunder. The 1996 Stock Purchase Plan is tax qualified and as of September 30, 2006 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes. The 1996 Stock Purchase Plan terminated on November 1, 2006.

2004 Long-term incentive plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of September 30, 2006, a total of 7 million shares of common stock had been authorized under the 2004 Plan, approximately 3.3 million shares were subject to outstanding options and approximately 3.5 million shares were available for issuance. Beginning June 2006, each member of the Company’s Board of Directors (except the Company’s Chairman and Chief Executive Officer) is entitled to receive on an annual basis a number of shares of unrestricted common stock equal to $55,000 divided by the fair market value of the Company’s common stock on the grant date. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

2006 Employee stock purchase plan

In 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Stock Purchase Plan”) pursuant to which its employees are entitled to purchase up to an aggregate of 500,000 shares of common stock at a price equal to 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as our Board of Directors may establish from time to time. For the first offering under the 2006 Stock Purchase Plan and for

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future offerings until the Company’s Board of Directors determines otherwise, the Company’s Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. The first offering period under the 2006 Stock Purchase Plan began November 1, 2006.

The 2006 Stock Purchase Plan is tax qualified and as of September 30, 2006 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes.

Shares reserved

As of September 30, 2006, 4.3 million shares were reserved for future issuance under the Company’s stock plans including zero shares for the 1994 Plan, zero shares for the Director Plan, 0.3 million shares for the 1996 Stock Purchase Plan, 3.5 million shares for the 2004 Plan and 0.5 million shares for the 2006 Stock Purchase Plan.

The following table presents the combined stock option activity for the 1994 Plan, the 2004 Plan and the Director Plan for the first nine months of 2006:

	Shares (in thousands)	Weighted Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	9,728	$7.85	6.02
Granted	167	7.86
Exercised	(63)	5.59
Cancelled	(597)	7.83

Outstanding at March 31, 2006	9,235	7.86	6.17
Granted	82	7.27
Exercised	(198)	4.15
Cancelled	(275)	8.91

Outstanding at June 30, 2006	8,844	7.91	6.02
Granted	153	7.94
Exercised	(282)	5.70
Cancelled	(209)	10.81

Outstanding at September 30, 2006	8,506	7.91	5.86	$16,425
Vested or expected to vest at September 30, 2006	8,252	7.95	5.77	$15,898
Exercisable at September 30, 2006	7,552	8.12	5.54	$14,011

The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable at September 30, 2006:

Range of Exercise Prices	Options Outstanding				Options Exercisable
	Number of Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (in thousands)	Number of shares Exercisable (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (in thousands)
$ 2.33 - 4.38	2,161	4.93	$4.08		1,878	4.68	$4.07
4.48 - 7.50	2,110	7.41	6.77		1,722	7.09	6.82
7.50 - 8.67	3,229	6.12	8.18		2,946	5.78	8.19
8.72 - 25.75	1,006	3.77	17.68		1,006	3.77	17.68

Total	8,506	5.86	7.91	$16,425	7,552	5.54	8.12	$14,011

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of the Company’s stock of $8.73 on September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 6.5 million.

The intrinsic value of options exercised during the third quarter of 2006 was $0.6 million. The weighted-average grant-date fair value of options granted during the third quarter of 2006 was $4.77 per share. The intrinsic value of options vested during the third quarter 2006 was $0.2 million.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of our employee stock options was approximately $1.5 million and is expected to be recognized over a weighted-average period of approximately 1.71 years.

Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2006 was $1.6 million and $2.8 million, respectively. The actual tax benefit for the tax deductions from option exercises for the three and nine months ended September 30, 2006 totaled $0.2 million and $0.4 million, respectively.

During the second quarter of 2006, 37,905 unrestricted shares of our common stock were granted to members of our Board of Directors under the 2004 Long Term Incentive Plan. As this award was unrestricted, no awards remain unvested as of September 30, 2006. The weighted average grant date value per share of the awards was $7.25.

(g) Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires a company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 157 will have on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretations regarding the process of quantifying prior year financial statement misstatements for the purposes of a materiality assessment. SAB 108 provides guidance that the following two methodologies should be used to quantify prior year income statement misstatements: (i) the error is quantified as the amount by which the current period income statement is misstated and (ii) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. SAB 108 concludes that a company should evaluate whether a misstatement is material using both of these methodologies. The interpretation is effective for evaluations made on or after November 15, 2006. The adoption of SAB 108 will not have a material effect on the Company

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115,” which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 159 will have on its consolidated financial position and results of operations.

3. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income (Loss),” requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
		(As Restated See Note 4)		(As Restated See Note 4)
Comprehensive income (loss):
Net income (loss)	$(410)	$2,248	$(1,580)	$3,010
Other comprehensive income (loss):
Foreign currency translation adjustments	93	(90)	233	(357)
Unrealized gain (loss) on securities	293	(173)	194	(349)

Comprehensive income (loss):	$(24)	$1,985	$(1,153)	$2,304

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2006, the Company determined that it had not applied the proper method of accounting to various types of arrangements involving fixed price services. The Company also determined that it had not properly recognized revenue earned at the end of each period for time and materials services provided but not yet invoiced. Additionally, the Company identified other errors that, individually and in the aggregate, are not material to its financial statements taken as a whole for the current or any prior period but are being corrected as part of this restatement. As a result, the Company has restated the accompanying condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2005.

The effect of the restatement adjustments discussed above on the accompanying condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2005 is presented below:

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended September 30, 2005 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$11,637	$28	$11,665
Services	15,209	282	15,491

Total revenue	26,846	310	27,156

Cost of revenue:
Cost of software license	87	—	87
Cost of services	9,289	(39)	9,250

Total cost of revenue	9,376	(39)	9,337

Gross profit	17,470	349	17,819

Operating expenses:
Research and development	4,951	—	4,951
Selling and marketing	7,811	308	8,119
General and administrative	2,880	(157)	2,723

Total operating expenses	15,642	151	15,793

Income from operations	1,828	198	2,026

Installment receivable interest income	632	—	632
Other interest income, net	807	—	807
Other income (expense), net	(129)	—	(129)

Income before provision for income taxes	3,138	198	3,336

Provision for income taxes	1,768	(680)	1,088

Net income	$1,370	$878	$2,248

Earnings per share, basic and diluted	$0.04	$0.02	$0.06

Weighted average number of common shares outstanding, basic	35,675		35,675
Weighted average number of common shares outstanding, diluted	36,362		36,362

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended September 30, 2005 (in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Revenue:
Software license	$30,521	$28	$30,549
Services	44,343	(428)	43,915

Total revenue	74,864	(400)	74,464

Cost of revenue:
Cost of software license	262	—	262
Cost of services	24,881	(1,065)	23,816

Total cost of revenue	25,143	(1,065)	24,078

Gross profit	49,721	665	50,386

Operating expenses:
Research and development	14,854	(57)	14,797
Selling and marketing	24,664	263	24,927
General and administrative	9,207	(227)	8,980

Total operating expenses	48,725	(21)	48,704

Income from operations	996	686	1,682

Installment receivable interest income	1,763	—	1,763
Other interest income, net	2,177	—	2,177
Other income (expense), net	(1,144)	—	(1,144)

Income before provision for income taxes	3,792	686	4,478

Provision for income taxes	1,993	(525)	1,468

Net income	$1,799	$1,211	$3,010

Earnings per share, basic and diluted	$0.05	$0.03	$0.08

Weighted average number of common shares outstanding, basic	35,865		35,865
Weighted average number of common shares outstanding, diluted	36,550		36,550

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended September 30, 2005 (in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$1,799	$1,211	$3,010
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	91	—	91
Deferred income taxes	1,256	(525)	731
Depreciation, amortization, and other non cash items	1,286	(157)	1,129
Loss on disposal of equipment	15	—	15
Change in operating assets and liabilities:
Trade accounts receivable and license installments	7,571	(570)	7,001
Prepaid expenses and other current assets	(666)	(1,135)	(1,801)
Accounts payable and accrued expenses	(679)	206	(473)
Deferred revenue	7,040	970	8,010
Other long-term assets and liabilities	295	—	295

Cash flows from operating activities	18,008	—	18,008

Cash flows from investing activities:
Purchase of investments	(38,065)	—	(38,065)
Maturing and called investments	9,018	—	9,018
Sale of investments	14,475	—	14,475
Investment in software, equipment and improvements	(1,304)	—	(1,304)

Cash flows from investing activities	(15,876)	—	(15,876)

Cash flows from financing activities:
Payments under capital lease obligation	(73)	—	(73)
Excess tax benefit from stock option exercises	—	—	—
Exercise of stock options	240	—	240
Proceeds from sale of stock under Employee Stock Purchase Plan	521	—	521
Repurchase of common stock	(4,791)		(4,791)

Cash flows from financing activities	(4,103)	—	(4,103)

Effect of exchange rate on cash and cash equivalents	(470)	—	(470)

Net increase (decrease) in cash and cash equivalents	(2,441)	—	(2,441)

Cash and cash equivalents, beginning of period	20,905	—	20,905

Cash and cash equivalents, end of period	$18,464	$—	$18,464

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, the Company had material commitments for purchases of customer support and consulting services, and payments under capital and operating leases. The Company’s principal administrative, sales, marketing, support, and research and development operations are located in a 108,728 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to the Company’s option to extend for two additional five-year periods. The Company also leases space for its other offices in the United States, Canada, Australia, France, Hong Kong and the United Kingdom. These leases expire at various dates through 2010. Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities.

In July 2006, the Company entered into an agreement to lease additional space in its Cambridge Massachusetts facility. The agreement requires the landlord to reimburse the Company for up to approximately $864,000 in costs it incurs with respect to improvements to the leased premises. As of September 30, 2006, the Company had incurred approximately $38,000 in improvement costs in excess of the foregoing tenant improvement allowance. The lease for this additional space expires in 2013, subject to the Company’s option to extend for two additional five-year periods.

As of September 30, 2006, the Company’s known contractual obligations were as follows:

	Purchase Commitments	Capital Leases	Operating Leases
Contractual obligations:
Remainder of 2006	548	27	889
2007	2,190	64	4,092
2008	690	—	4,090
2009	—	—	4,117
2010	—	—	3,907
2011 and thereafter	—	—	9,719

Net minimum obligations	3,428	91	26,812

Less: amount representing interest		(2)

Present value of minimum lease payments		89
Less: current portion		(89)

Capital lease obligations, net of current portion		—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Results of Operations

The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 4 to the condensed consolidated financial statements.

Executive Summary

In the first three quarters of 2006, our total revenue was $90.1 million, a 21% increase from the first three quarters of 2005. This increase reflected higher professional services revenue from license implementations and higher maintenance revenue, partially offset by lower license revenue. Our continued investment in expanding the number of trained services personnel to meet the increasing number and value of new license signings caused our services gross margin to decline from the first three quarters of 2005 to the first three quarters of 2006. Deferred revenue decreased $2.0 million from December 31, 2005 to $18.5 million at September 30, 2006. Our continued investments to support growth in services and sales, and stock option expense related to the adoption of SFAS 123R, resulted in a loss of $(1.6) million for the first three quarters of 2006. Cash flow from operations in the first three quarters of 2006 was $20.2 million.

Overview

Total revenue in the first three quarters of 2006 increased 21% to $90.1 million from $74.5 million in the first three quarters of 2005. This increase was driven primarily by a $20.7 million increase in professional services revenue related to license implementations and a $3.1 million increase in maintenance revenue, partially offset by an $8.2 million decrease in license revenue. The $8.2 million decrease in license revenue was due to a $10.4 million decrease in term license revenue, partially offset by a $2.2 million increase in perpetual license revenue. The $10.4 million decrease in term license revenue reflects our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are made in advance.

The aggregate dollar value and number of license signings in the first three quarters of 2006 was significantly higher than the dollar value and number of license signings in the first three quarters of 2005, reflecting increased demand for our products within our target accounts. The dollar value and number of license signings are likely to fluctuate considerably quarter to quarter.

Cost of services revenue in the first three quarters of 2006 increased $16.5 million from the first three quarters of 2005, which reduced our overall services gross margin from 46% in the first three quarters of 2005 to 40% in the first three quarters of 2006. The increase in these costs resulted from our continued investment in expanding the number of trained services personnel, including new Pegasystems and partner staff, to better meet the increase in new license signings. Services gross profit increased $7.3 million for the first three quarters of 2006 compared to the first three quarters of 2005 due to increased services revenue, partially offset by a decrease in services margin percentage.

Total operating expenses in the first three quarters of 2006 increased $8.8 million, or 18%, from the first three quarters of 2005, due to our continued investment in expanding the number of sales and services personnel to better meet the increase in new license signings, and stock option expense related to the adoption of SFAS 123R.

Income (loss) before provision for income taxes decreased from a profit of $4.5 million in the first three quarters of 2005 to a loss of $(1.6) million in the first three quarters of 2006, primarily due to an $8.8 million increase in operating expenses and a $8.0 million decrease in license gross margin, partially offset by a $7.3 million improvement in services gross profit, $2.0 million improvement in other income and expense and a $1.8 million improvement in other interest income, net. Net income (loss) changed from a profit of $3.0 million in the first three quarters of 2005 to a loss of $(1.6) million in the first three quarters of 2006.

We generated $20.2 million in cash flows from operations during the first three quarters of 2006, and ended the period with $128.9 million in cash and short-term investments and $40.8 million in combined short and long-term license installment receivables.

Revenue

Our total revenue in the third quarter of 2006 increased 23% to $33.5 million from $27.2 million in the third quarter of 2005. Our total revenue in the first three quarters of 2006 increased 21% to $90.1 million from $74.5 million in the first three quarters of 2005. These increases were primarily due to increases in professional services revenue and maintenance revenue, partially offset by decreases in license revenue. The following table summarizes our revenue composition:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
License revenue
Perpetual licenses	$7.3	$2.5	$15.7	$13.5
Term licenses	1.2	9.2	6.6	17.0

Total license revenue	8.5	11.7	22.3	30.5

Services revenue
Professional services and training	18.4	10.2	49.5	28.8
Maintenance	6.6	5.3	18.3	15.2

Total services revenue	25.0	15.5	67.8	44.0

Total revenue	$33.5	$27.2	$90.1	$74.5

Total license revenue in the third quarter of 2006 decreased 27% to $8.5 million from $11.7 million in the third quarter of 2005. This decrease was the result of a $7.9 million decrease in term license revenue, partially offset by a $4.8 million increase in perpetual license revenue. Total license revenue in the first three quarters of 2006 decreased 27% to $22.3 million from $30.5 million for the first three quarters of 2005. This decrease was the result of a $10.4 million decrease in term license revenue, partially offset by a $2.2 million increase in perpetual license revenue. The decreases in term license revenue were primarily due to our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are in advance. Term license renewals scheduled for the full year 2006 are modestly higher than actual term license renewals in the full year 2005. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

The increases in professional services and training revenue of $8.2 million in the third quarter of 2006 and $20.7 million in the first three quarters of 2006 from the comparable periods in the prior year reflect increased demand from our customers for professional services related to new license implementations. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Maintenance revenue increased 25% to $6.6 million in the third quarter of 2006 from $5.3 million in the third quarter of 2005. Maintenance revenue increased 21% to $18.3 million in the first three quarters of 2006 from $15.1 million in the first three quarters of 2005. The increases in maintenance revenue were due to a larger installed base of software and a higher proportion of perpetual licenses in the installed base which yield greater maintenance revenue than term licenses.

We record allowances for estimates of potential sales credit memos when the related revenue is recorded and review them periodically. We base these estimates on historical analyses of credit memo data, current economic trends, assumptions about future events and experience with customer disputes. If we used different assumptions in calculating the allowance, adjustments would be reflected as changes to revenue. Our allowance for sales credit memos was $0.9 million at September 30, 2006, and $0.5 million at December 31, 2005. The following reflects the activity of the allowance for sales credit memos:

(in thousands)	Nine months ended September 30, 2006	Year ended December 31, 2005
Balance at beginning of period	$470	$642
Revenue deferred	1,606	378
Sales credit memos issued that impact revenue	(1,147)	(550)

Balance at end of period	$929	$470

Deferred revenue at September 30, 2006 consisted primarily of the fees billed in connection with arrangements for which acceptance of the software license or completion of fixed price services had not occurred, and unearned portions of annual maintenance fees paid in advance. Our deferred revenue decreased to $18.5 million at September 30, 2006, from $20.5 million at December 31, 2005. Deferred revenue at September 30, 2006 increased $2.0 million from deferred revenue at September 30, 2005. In certain situations where multiple license sales or implementations are ongoing with a single customer, for revenue recognition purposes these multiple arrangements may be deemed a single bundled arrangement, thereby delaying revenue recognition for the earlier license sale until all elements of the bundled arrangement are complete.

International revenue was 45% of total revenue in the third quarter of 2006, compared to 52% in the third quarter of 2005. International revenue was 37% of total revenue in the first three quarters of 2006, compared to 37% in the first three quarters of 2005. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk. See Item 3 for discussion regarding foreign currency exposure.

Cost of revenue

The cost of maintenance, professional services and training in the third quarter of 2006 increased 64% to $15.2 million from $9.3 million in the third quarter of 2005. Cost of services as a percentage of services revenue increased to 61% in the third quarter of 2006 from 60% in the third quarter of 2005. The $5.9 million increase in spending was due primarily to increases in compensation costs, contracted services and travel expenses. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners, to support an increase in the number of license implementation projects. Services gross profit was $9.8 million in the third quarter of 2006 compared to $6.2 million in the third quarter of 2005. The increase in services gross profit was primarily due to an increase in professional services gross profit and an increase in maintenance gross profit, reflecting our higher professional services and maintenance revenue. Services gross margin as a percentage of services revenue was 39% in the third quarter of 2006 and 40% for the third quarter of 2005.

The cost of maintenance, professional services and training in the first three quarters of 2006 increased 69% to $40.3 million from $23.8 million in the first three quarters of 2005. Cost of services as a percentage of services revenue increased to 60% in the first three quarters of 2006 from 54% in the first three quarters of 2005. These increases were due primarily to increases in compensation costs, contracted services and travel expenses. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners, to support an increase in the number of license implementation projects. Services gross profit was $27.4 million for the first three quarters of 2006 compared to $20.1 million for the first three quarters of 2005. The increase in services gross profit was primarily due to higher professional services and maintenance revenue partially offset by the increase in cost of services.

Operating expenses

Research and development expenses in the third quarter of 2006 increased 13% to $5.6 million from $5.0 million in the third quarter of 2005. As a percentage of total revenue, research and development expenses were 17% in the third quarter of 2006 and 18% in the third quarter of 2005. Research and development expenses in the first three quarters of 2006 increased 13% to $16.7 million from $14.8 million in the first three quarters of 2005. These increases in research and development expenses were primarily due to a $1.5 million increase in spending on independent contractors assisting with our research and development efforts, primarily associated with the recent release of version 5.1 of PegaRULES Process Commander, and a $0.6 million increase in salary expenses associated with higher staffing levels. As a percentage of total revenue, research and development expenses decreased to 19% in the first three quarters of 2006 from 20% in the first three quarters of 2005, due to the increase in total revenue.

Selling and marketing expenses in the third quarter of 2006 increased 43% to $11.6 million from $8.1 million in the third quarter of 2005. As a percentage of total revenue, selling and marketing expenses increased to 35% in the third quarter of 2006 from 30% in the third quarter of 2005. Selling and marketing expenses in the first three quarters of 2006 increased 27% to $31.6 million from $24.9 million in the first three quarters of 2005. These increases were due to the additional compensation expense and hiring fees associated with the hiring of additional sales personnel and the increased sales commission expense related to growth in new license signings. As a percentage of total revenue, selling and marketing expenses increased to 35% in the first three quarters of 2006 from 34% in the first three quarters of 2005.

General and administrative expenses in the third quarter of 2006 increased 17% to $3.2 million from $2.7 million in the third quarter of 2005. As a percentage of total revenue, general and administrative expenses were 10% in the third quarter of 2006 and 2005. The increase in general and administrative expenses was primarily due to increased compensation costs associated with higher staffing levels. General and administrative expenses in the first three quarters of 2006 increased 3% to $9.2 million from $9.0 million in the first three quarters of 2005. As a percentage of total revenue, general and administrative expenses decreased to 10% in the first three quarters of 2006 from 12% in the first three quarters of 2005, as revenue grew faster than general and administrative spending.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees recognized under the net present value method attributable to the time value of money, decreased to $0.5 million in the third quarter of 2006 from $0.6 million in the third quarter of 2005. Installment receivable interest income decreased to $1.4 million in the first three quarters of 2006 from $1.8 million in the first three quarters of 2005. The decreases were due primarily to the lower total value of that portfolio, caused by our increasing use of perpetual licenses and our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are made in advance. For those term licenses for which we recognize revenue on a present value basis, a portion of the fee is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 6.9% during the past few years.

Other interest income, net

Other interest income, net increased to $1.4 million in the third quarter of 2006 from $0.8 million in the third quarter of 2005. Other interest income, net increased to $4.0 million in the first three quarter of 2006 from $2.2 million for the first three quarters of 2005. The increases were primarily due to improved yields and increased cash and investment balances.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gains and losses, was $0.2 million income in the third quarter of 2006 compared to ($0.1) million expense in the third quarter of 2005. Other income (expense), net, was $0.9 million income in the first three quarters of 2006 compared to ($1.1) million expense in the first three quarters of 2005. The favorable changes in other income (expense), net, resulted primarily from the impact of foreign exchange rate changes on transactions recorded on our financial statements in U.S. dollars which are denominated in foreign currencies, consisting primarily of cash, investments, license installments, receivables, accounts payable and accruals. In particular, changes in the exchange rates of European currencies in comparison to the U.S. dollar have favorably impacted foreign currency denominated assets.

Income before provision for income taxes

Income before provision for income taxes decreased to break-even in the third quarter of 2006 from $3.3 million in the third quarter of 2005. This decrease was primarily due to a $4.6 million increase in operating expenses, primarily due to investments in sales and a $3.0 million decrease in license gross margin, partially offset by a $3.6 million increase in services gross margin, and a $0.5 million improvement in other interest income, net.

Income (loss) before provision for income taxes decreased to a ($1.6) million loss in the first three quarters of 2006 from $4.5 million income in the first three quarters of 2005. This change was primarily due to a $8.8 million increase in operating expenses reflecting investments in sales and a $8.0 million decrease in license gross margin, partially offset by a $7.3 million increase in services gross margin and a $2.0 million increase in other income (expense), net related to foreign currency transactions and a $1.8 million improvement in other interest income, net.

Provision for income taxes

The provision for income taxes in the first three quarters of 2006 was $11 thousand, compared to a tax provision of $1.5 million in the first three quarters of 2005. The income tax provision during 2006 is expected to benefit from research and experimentation tax credits, deductions related to export activity and claims filed for refunds of foreign income taxes.

Liquidity and capital resources

We have funded our operations primarily from cash flows from operations. At September 30, 2006, we had cash and equivalents and short-term investments of $128.9 million, a $14.1 million increase from $114.7 million at December 31, 2005. This increase was primarily due to $20.2 million of cash flows from operations and $2.8 million from the exercise of stock options, partially offset by $6.8 million used to repurchase outstanding shares of our common stock and $1.7 million used for investments in equipment and software.

Working capital was $139.6 million at September 30, 2006, a $6.2 million increase from $133.4 million at December 31, 2005. Working capital increased primarily due to a $14.1 million increase in cash and investments, partially offset by a $4.8 million increase in accounts payable and accrued expenses. The $4.8 million increase in accounts payable and accrued expenses was primarily due to increases in sales commissions, vacation and other expenses. The reduction in trade accounts receivable resulted from the decrease in days billing outstanding from 74 days at December 31, 2005 to 70 days at September 30, 2006.

Cash flows from operating activities for the first three quarters of 2006 increased to $20.2 million from $18.0 million for the first three quarters of 2005. During the first three quarters of 2006, cash flows benefited from a $17.1 million reduction in license installments. The decrease in license installments reflects the lower average remaining life of our term licenses.

Net cash used in investing activities for the first three quarters of 2006 was $16.3 million, primarily due to net purchases of marketable debt securities. This compared with $15.9 million used in investing activities in the first three quarters of 2005, which was also primarily due to net purchases of marketable debt securities. Investments in equipment and software increased to $1.7 million in the first three quarters of 2006 from $1.3 million in the first three quarters of 2005.

Cash flows used in financing activities increased from $4.1 million for the first three quarters of 2005 to $4.7 million for the first three quarters of 2006. The increase was due primarily to increased stock repurchases by the Company and the initial payment in the third quarter of 2006 of a quarterly cash dividend program by the Company.

In 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock (the “Initial

Program”). The authorization was completed during the second quarter of 2006. In June 2006, we publicly announced that our Board of Directors had approved a new stock repurchase program beginning July 1, 2006 and ending June 30, 2007 (the “New Program”). Under the New Program, which may be suspended at any time without notice, the Company may repurchase shares from time to time on the open market or in privately negotiated transactions. During the first three quarters of 2006, the Company repurchased a total of 962,420 shares for $6.8 million under the Initial Program and the New Program. As of September 30, 2006, the Company had authorization remaining to repurchase $6.9 million of its common stock under the New Program.

It is the Company’s current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter. The first such dividend, in the aggregate amount of $1.1 million, was paid by the Company on July 17, 2006 to stockholders of record on July 3, 2006. A second dividend, in the aggregate amount of $1.1 million, was paid by the Company on October 16, 2006 to stockholders of record on October 2, 2006. The Board of Directors may terminate or modify this dividend program at any time without notice.

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

As of September 30, 2006, we had material commitments for purchases of customer support and consulting services, and payments under capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in a 108,728 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, with the option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, Hong Kong and the United Kingdom. These leases expire at various dates through 2010. Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities.

In July 2006, we entered into an agreement to lease additional space in our Cambridge Massachusetts facility. The lease for this additional space expires in 2013, with the option to extend for two additional five-year periods. The agreement requires the landlord to reimburse us for up to approximately $864,000 in costs we incur with respect to improvements to the leased premises. As of September 30, 2006, we had incurred approximately $38,000 in improvement costs in excess of the foregoing tenant improvement allowance.

As of September 30, 2006, our known contractual obligations were as follows:

	Payment due by period
(in thousands) Contractual obligations:	Total	Remainder of 2006	2007 & 2008	2009 & 2010	2011 and after
Purchase commitments	$3,428	$548	$2,880	$—	$—
Capital lease obligations	91	27	64	—	—
Operating lease obligations	26,812	889	8,182	8,024	9,717

Total	$30,331	$1,464	$11,126	$8,024	$9,717

Our liquidity is affected by the manner in which we collect cash for certain types of license transactions.

The following cash amounts are due for receipt in connection with our existing term license agreements:

Year ended December 31,	License installments for term licenses recorded on the balance sheet	License installments to be recorded as payments become due
	(in thousands)
Remainder of 2006	$4,974	$1,036

2007	20,181	3,931
2008	10,588	3,148
2009	3,403	1,608
2010	2,695	945
2011 and thereafter	2,570	221

Total	$44,411	$10,889

Recently issued accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires a company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect SFAS 157 will have on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretations regarding the process of quantifying prior year financial statement misstatements for the purposes of a materiality assessment. SAB 108 provides guidance that the following two methodologies should be used to quantify prior year income statement misstatements: (i) the error is quantified as the amount by which the current period income statement is misstated and (ii) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. SAB 108 concludes that a company should evaluate whether a misstatement is material using both of these methodologies. The interpretation is effective for evaluations made on or after November 15, 2006. The adoption of SAB 108 will not have a material effect on us.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115,” which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect SFAS 159 will have on our consolidated financial position and results of operations.

Critical accounting policies and estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition,

•	Deferred revenue,

•	Allowance for doubtful accounts and allowance for sales credit memos,

•	Stock-based compensation,

•	Accounting for income taxes, and

•	Contingencies.

A full discussion of these accounting policies is included in our 2005 Form 10-K/A and we refer the reader to that discussion. The following information regarding critical accounting policies and estimates has been updated since the filing of the 2005 Form 10-K/A.

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

In the third quarter of 2006, we estimated the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. If the assumed 3.6 year post-vesting option life was one year longer or shorter, the fair value of options and the amount of expense would be up to 5% higher or lower, respectively. If the assumed 75% volatility of our stock price was ten percentage points higher or lower, the fair value of options and the amount of expense would be up to 9% higher or lower, respectively. If the assumed 4.60% risk-free interest rate over the expected term of the options was up to two hundred basis points higher or lower, the fair value of options and the amount of expense would be up to 3% higher or lower, respectively. If the assumed 1.7% dividend yield was one percentage point higher or lower, the fair value of options and the amount of expense would be up to 8% higher or lower. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive awards.

As required by SFAS 123R, we reduce current expense for an estimate of expected forfeitures of stock options prior to vesting by employees whose employment with us terminates. We base our estimate on an analysis of our history of forfeited options with similar vesting terms. This estimate is “trued up” for actual forfeitures of options during vesting.

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of our employee stock options was approximately $1.5 million and is expected to be recognized over a weighted-average period of approximately 1.71 years. In the third quarter of 2006, there were no changes in the quantity or type of instruments used in share-based payment programs, or the terms of share-based payment arrangements.

Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2006 was $1.6 million and $2.8 million, respectively. The actual tax benefit for the tax deductions from option exercises for the three and nine months ended September 30, 2006 totaled $0.2 million and $0.4 million, respectively.

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

During the second quarter of 2006, 37,905 unrestricted shares of our common stock were granted to members of our Board of Directors under the 2004 Long Term Incentive Plan. As this award was unrestricted, no awards remained unvested as of September 30, 2006. The weighted average grant date value per share of the award was $7.25.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

During the third quarter of 2006, one customer represented approximately 25% of our total revenue. During the third quarter of 2005, one customer represented approximately 28% of our total revenue. During the first three quarters of 2006, one customer accounted for approximately 10% of our total revenue. During the first three quarters of 2005, one customer accounted for approximately 11% of our total revenue.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 45% of our total revenue in the third quarter of 2006 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our offices in the U.S., and some of those transactions are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in other currencies. In addition, our U.S. operating company holds some cash and investments in currencies other than the U.S. dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus the U.S. dollar functional currency we recognize a currency gain or (loss) in the statement of operations as other income (expense) related to foreign currency transactions. We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $21 million as of September 30, 2006. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of September 30, 2006, with most of that change recognized in the statement of operations as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of $41 million as of September 30, 2006 reflects the weighted average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A two hundred basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $1 million as of September 30, 2006.

We have invested in fixed rate marketable debt securities. A two hundred basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $3 million as of September 30, 2006. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective as of that date, due to the material weaknesses in our internal control over financial reporting described below.

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

(iii) Material Weakness Related to Revenue Recognition for Arrangements Involving Professional Services. In connection with the restatement discussed in Note 4 to the condensed consolidated financial statements management determined that there existed a material weakness in internal control over financial reporting relating to management’s oversight of the determination of the appropriate accounting treatment for arrangements involving professional services.

(b) Changes in Internal Control over Financial Reporting. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.

Factors relating to our revenues

In recent years, we have typically licensed our software to new customers pursuant to perpetual licenses rather than term licenses, which has the effect of decreasing the amount of future term license renewal revenue and cash flow, and could reduce our overall future license revenue and cash flow if we are unable to increase the future volume of license transactions. In prior years, we typically licensed our software under term licenses requiring the customer to make monthly payments over the license term. More recently, we have typically been selling perpetual licenses to our software to new customers with a single license fee being payable at the commencement of the license (although our term license revenue exceeded our perpetual license revenue in 2005 due to a few large term licenses). We continue to license our software under term licenses in certain instances, especially to existing customers. Our use of perpetual licenses may have the effect, with respect to such transactions, of increasing our license revenue and cash flow in the short term, but of decreasing the amount of renewal license revenue and cash flow in the future. If we are unable to increase the volume of new license signings, given the anticipated decline in the renewal revenue from term license arrangements, our license revenue and cash flow will likely decline in future periods.

The volume of our license signings began to increase in the second half of 2005, and we may not be able to sustain this increased volume of license signings unless we can provide sufficient high quality professional services, training and maintenance resources to enable our customers to realize significant business value from our software. Our customers typically request professional services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license signings is likely to increase demand for professional services, training and maintenance relating to our products. Given that our volume of license signings began to increase in the second half of 2005, we anticipate that we will need to provide our customers with more professional services, training and maintenance to enable our customers to realize significant business value from our software. Accordingly, we have been hiring additional personnel in these areas and improving our “on-boarding” process to ramp up new personnel in a shorter period of time. We have also been increasingly enabling our partners and our customers through training and the creation of “centers of excellence” to create an expanded universe of people that are skilled in the implementation of our products. However, if we are unable to provide sufficient high quality professional services, training or maintenance resources to our customers, our customers may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. In addition, the growth required to meet the increased demand for our professional services could strain our ability to deliver our services engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

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

Our term license revenue will decrease in the short term as we increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as license payments become due or ratably over the license term when paid in advance, or if existing customers do not renew their term licenses. A significant portion of our total revenue has been attributable to term licenses, including term license renewals. Historically, a significant portion of our term license revenue has been recognized as the present value of the committed future term license fees, as described in the Critical Accounting Policies contained in our Annual Report on Form 10-K/A for 2005. Beginning in 2006, we have increasingly entered into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are made in advance. This has the effect, with respect to a particular agreement, of reducing our term license revenue in the initial period but increasing the amount of recurring future term license revenue during the remainder of the license term, but does not change the expected cash flow. As a result, our term license revenue will decrease in the short term. In addition, while historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. A decrease in term license renewal revenue absent offsetting revenue from other sources would have a material adverse effect on future financial performance.

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

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, due to the uncertain timing of the completion of implementation services, product acceptance by the customer and closing of additional sales. Our quarterly revenue may fluctuate significantly, in part because a large portion of our revenue in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or, in the case of term licenses, license renewal. In some cases, customers will not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from three to twelve months. Our PegaRULES products typically have a shorter sales cycle and implementation period than our historical application products. Risks over which we have little or no control, including customers’ budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Any increases in the length of our sales or acceptance cycles may adversely affect our financial performance, due in part to the recognition of sales staff and commission costs in advance of revenue recognition. Changes requested by customers may further delay product implementation and revenue recognition. Our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due or ratably when paid in advance may adversely affect our profitability in any period due to sales commissions being paid at the time of signing and the corresponding revenue being recognized over time.

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

We are investing heavily in sales and marketing and professional services in anticipation of increased license signings, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of license signings in the future. Demand for our products began to increase in the second half of 2005, and we anticipate that this increase in demand will continue. Consequently, we have been increasing our investment in sales and marketing by hiring additional sales and marketing personnel. We also anticipate that we will need to provide our customers with more professional services, training and maintenance as a result of this anticipated increase in demand, and have been hiring additional personnel in these areas. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the increased demand for our products does not continue, we could experience decreased profitability or losses as a result of these increased fixed costs, and our financial performance and results of operations could be adversely affected. Our net loss was $(1.6) million for the first nine months of 2006, largely due to lower-than-expected license revenue that was not sufficient to offset these increased costs.

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

The market for our offerings is increasingly and intensely competitive, rapidly changing, and highly fragmented. The market for business process management software and related implementation, consulting and training services is intensely competitive and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with companies that target the customer interaction and workflow markets, companies focused on business rules engines or enterprise application integration, “pure play” business process management companies and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote and distribute products and provide related consulting and training services. Recently, larger companies such as IBM and BEA have begun to acquire companies that provide business process management software, and we expect competition from larger companies to increase. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 37% of total revenue in the first nine months of 2006, 34% in 2005, 30% in 2004, and 21% in 2003. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Singapore, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in Europe and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

We have reported several material weaknesses in our internal control over financial reporting since the second quarter of 2005, and certain of these material weaknesses have not yet been effectively remediated. Investor confidence and share value may be adversely impacted if we are unable to promptly and effectively remediate these material weaknesses, or if we were to report additional material weaknesses in our internal control over financial reporting in the future. The Securities and Exchange Commission, as directed by

Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting, and to report on a quarterly basis regarding the effectiveness of the company’s disclosure controls and procedures. Beginning in the second quarter of 2005, we have reported several material weaknesses in our internal control over financial reporting. For the year ended December 31, 2005, management’s assessment is included on page 33 of Amendment No. 1 to our Annual Report on Form 10-K/A for such year and our independent registered public accounting firm’s attestation is included on pages 34 and 35 of Amendment No. 1 to our Annual Report on Form 10-K/A for such year. For 2005, management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2005 was not effective due to three specified material weaknesses in our internal control over financial reporting. Management’s assessment is that these three material weaknesses were not effectively remediated as of September 30, 2006, as discussed on page 27 of this Quarterly Report on Form 10-Q. We may not be successful in promptly and effectively remediating these material weaknesses. In addition, our management may not be able to provide an unqualified assessment of our internal control over financial reporting for our 2006 fiscal year or beyond, or be able to provide quarterly certifications that our disclosure controls and procedures are effective, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2006, our Board of Directors approved a $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007 (the “Program”). Under the Program, which was publicly announced, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the Program may be made from time to time on the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time without prior notice.

The following table sets forth information regarding Pegasystems repurchases of its common stock during the quarter ended September 30, 2006. All of the repurchases were made in open market purchases pursuant to the Program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Initial Program (in thousands)
July 2006	221,542	$6.53	221,542	$8,554
August 2006	141,500	7.25	141,500	7,529
September 2006	80,397	8.17	80,397	6,872

Total	443,439	7.05	443,439

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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
James Reilly
Vice President, Finance, Treasurer and Chief Accounting Officer
(principal accounting officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 10 to Agreement of Lease between RREEF America REIT II Corp. PPP and Pegasystems Inc., dated July 24, 2006.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.