Form 10-K
period 2006-12-31
PEGASYSTEMS INC
filed 2007-05-03
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchanged Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $86 million.

There were 35,367,873 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 23, 2007.

PART I

ITEM 1 BUSINESS

Pegasystems was incorporated in Massachusetts in 1983. Our stock is traded on the NASDAQ Global Select Market under the symbol PEGA. Our website address is www.pega.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “the Company,” “we,” “us” or “our” refer to Pegasystems Inc. and its subsidiaries.

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

Overview

We develop, market, license and support software to automate complex, changing business processes. Our business process management (BPM) software unifies business processes with business rules, giving business people and IT departments the ability to replace policy manuals, system specifications and lines of manual coding with dynamically responsive systems that intelligently guide, automate and optimize work. This patented technology enables organizations to “build for change”™ and ensure business systems keep pace with evolving business objectives.

Our SmartBPM Suite™ offers standards-based technology built in a rapid solution development environment. Our software combines the capability to solve a full range of business process challenges with the opportunity to leverage existing technology investments. By enabling business process responsiveness, Pegasystems enables more effective interaction between people and systems.

Pegasystems’ SmartBPM Suite is complemented with best-practice solution frameworks based on more than 20 years of experience helping Fortune 500 and other leading corporations in the financial services, insurance, healthcare, manufacturing and government markets.

We provide implementation, consulting, training and technical support services to help our customers maximize the business value from the use of our software. We also maintain alliances with systems integrators and technology consulting firms to support our customers.

Business strategy

Our goal is to be the leader of the BPM software market by leveraging our patented technology that unifies business processes and business rules. To demonstrate the many business problems customers can address using our software, we have created industry-specific solution frameworks customers can use with our software. We focus our sales efforts on accounts within target customer organizations, which are typically large organizations that are among the leaders in their industry. We frequently sell limited size initial licenses to these target accounts rather than selling large application licenses. This allows our customers to quickly realize business value from our software and limits their up-front investment. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales. Follow-on sales are often larger than the initial sale, and the sales process for follow-on sales is often shorter as a result of the established relationship with the customer. We invest in professional services, customer support, and customer and partner enablement to help our customers achieve success.

Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify engagements and complement our software with their technology and domain expertise. These partners may deliver strategic business planning, consulting, project management and implementation services to our customers. Currently, our partners include Accenture Ltd., Booz Allen Hamilton Inc., Cognizant Technology Solutions, IBM Corp., Kanbay International, Inc., Satyam Computer Services Ltd., Steria Group and Virtusa Corporation.

Pegasystems’ products

We provide a comprehensive rules-based BPM suite intended to help our customers plan, build and manage business process management solutions.

PegaRULES®

Our PegaRULES rules engine is a key differentiator of our rules-based BPM software. Our rules management technology employs an inference engine that automatically analyzes our customer’s data, determines which business rules apply to that data, initiates the appropriate business processes and prompts users for any additional inputs required. Our rules engine uses Change Aware™ declarative rules that automatically recognize changes in data, such as changes in age or account balance, and initiate the appropriate business processes for that change, such as a notification of eligibility for an account upgrade. This combination of rules and processes provides our customers the agility to better align their business processes with their business objectives.

PegaRULES Process Commander®

PegaRULES Process Commander provides additional capabilities designed to model, simulate, execute, monitor and analyze results. Built on the PegaRULES engine, PegaRULES Process Commander offers a browser-based development environment, execution engine and management dashboard — built in a graphical, rapid solution development environment. This platform helps solve a wide range of business process management problems and allows our customers to leverage previous technology investments by integrating software applications across a common platform.

Pegasystems SmartBPM Suite and Solution Frameworks

Pegasystems SmartBPM Suite adds process analysis, process simulation, enterprise integration, portal integration, content management and/or case management to the PegaRULES Process Commander capabilities.

Pegasystems also offers purpose or industry specific solution frameworks built on the capabilities of our PegaRULES Process Commander software. Pega Customer Process Manager, PegaCARD Customer Process Manager, PegaHEALTH Customer Service Manager and Pega Product Configurator are solution frameworks that enable financial services, healthcare, insurance and other organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide specialized processing to meet the needs of different customers, departments or geographies. We offer frameworks that address exceptions management — transactions that are not automatically processed by existing systems. By automating not only research and decision making, but also the business processes necessary to execute the decisions, our exceptions management frameworks can reduce the costs and risks associated with manual processing, while improving quality and efficiency. These frameworks include PegaCARD Smart Dispute, Smart Investigate for Payments, Smart Investigate for Securities, Smart Adjust, and PegaHEALTH Claims Automation Suite. We also offer industry frameworks for retail banking, insurance and healthcare, and cross industry frameworks that assist our customers in gaining value from the use of our software.

Markets and representative customers

The market for BPM software is driven by businesses that seek to close the execution gap that may exist between their business objectives and their existing business processes. Our target customers are large, industry-leading organizations faced with managing complex and changing processes that seek the agility needed for growth, productivity and compliance. Our traditional customers have been large companies in the financial services and healthcare markets. With PegaRULES Process Commander, we are also able to offer solutions to a broader range of companies as well as a broader range of industries.

Financial services

Financial services organizations continue to require software to improve the quality, accuracy and efficiency of customer interactions and transactions processing. Pegasystems’ customer process and exceptions management products provide flexibility and functionality to allow customers greater responsiveness to changing business requirements. Representative financial services customers of ours include: Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group, HSBC Holdings Plc, JPMorgan Chase & Co., National Australia Bank Limited, the Royal Bank of Scotland plc, Société Générale Group and TD Bank Financial Group.

Healthcare

Healthcare organizations also continue to seek out products that integrate their front and back office initiatives and help drive customer service, efficiency and productivity. Representative healthcare customers of ours include: Aetna Inc., Blue Cross Blue Shield of Massachusetts, Blue Cross & Blue Shield of Minnesota, Computer Sciences Corporation, Group Health Cooperative, HealthNow New York Inc., Hospitals Contribution Fund of Australia Ltd. and Wellpoint Inc..

Other industries

PegaRULES Process Commander offers solutions to a broad range of companies and industries. We sell rules-based BPM technology outside our traditional markets to customers in insurance, telecommunications, government, pharmaceuticals, manufacturing and travel services. Customers include: American National Insurance Company, American International Group (AIG), Amgen, The Allstate Corporation, Advanced Micro Devices (AMD), General Electric Company, Novartis Pharmaceuticals Corp., Starwood Hotels & Resorts Worldwide Inc., The ServiceMaster Company and Vodafone Group, Plc.

Sales and marketing

We market our software and services primarily through a direct sales force. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify engagements, and complement our software with their technology and domain expertise. Our partners include Accenture Ltd., Booz Allen Hamilton Inc., Cognizant Technology Solutions, IBM Corp., Kanbay International, Inc., Satyam Computer Services Ltd., Steria Group and Virtusa Corporation.

To support our sales efforts, we conduct a broad range of marketing programs, including industry trade shows, industry seminars, meetings with industry analysts, and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also generate sales leads. As of December 31, 2006, our sales and marketing staff consisted of 138 people worldwide.

Sales by geography

In 2006, 2005, and 2004, sales to customers based outside of the United States represented 37%, 34% and 30%, respectively, of our total revenue. During 2006, 2005 and 2004, we derived our revenue from the following geographic areas:

(in thousands)	2006		2005		2004
United States	$79,903	63%	$66,459	66%	$72,689	70%
United Kingdom	19,741	16%	18,161	18%	11,930	12%
Europe, other	11,606	9%	10,732	11%	13,132	13%
Other	14,773	12%	4,857	5%	5,540	5%

	$126,023	100%	$100,209	100%	$103,291	100%

In 2006 and 2005, no customer accounted for 10% or more of our total revenue. In 2004, one customer accounted for approximately 10% of our total revenue. We currently operate in one operating segment – rules-based business process management, or BPM, software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the United States.

Services and support

We offer services and support through three groups: our professional services group which provides market, business and technical knowledge to assist our customers throughout the sale and deployment of our products; our global customer support group which provides support and maintenance for our customers; and our education services group which offers training programs for our employees, customers and partners. As of December 31, 2006, our services and support groups consisted of 198 people located in our 10 offices. We also utilize third party subcontractors to assist us in providing services.

Professional services

Our professional services group helps companies and partners implement and optimize our software. These projects enable us to guide our customers through deployment of our software. Many of our customers choose to engage our professional services group to expand their use of our software to additional business or product lines or automate additional processes within existing solutions. In addition, systems integrators and consulting firms, with which we have alliances, help our customers deploy our products.

Our implementation procedures were developed through field experience and facilitate implementation of our software through project management that establishes standards for project activities and provides a basis for governance and accountability. By adopting a phased approach to deployment for non-essential services, our customers can engage in smaller, more easily managed projects that are more likely to result in a successful solution.

Global customer support

Our global customer support group is primarily responsible for support of our software deployed at customer sites. Support services include automated problem tracking, prioritization and escalation procedures, periodic preventive maintenance, documentation updates, new software releases and regularly scheduled meetings with our staff.

Education services

The success of our sales strategy for multiple follow-on sales to target customers depends on our ability to train a larger number of partners and customers to implement our technology. We offer training for our staff, customers and partners. Training is offered at our regional training facilities in Cambridge, Massachusetts, Reading, England, and Sydney, Australia, at third party facilities in numerous other locations, or may be specially arranged at customer sites. Courses are designed to meet the specific role requirements of process architects, system architects and system administrators. Our customers are also granted access to our web-based self service extranet. The password-protected site offers a portal for information important to the implementation and use of our products. Our extranet is available at any time of the day or night and users may access the site to interact with us at their convenience and to view product information, sales and marketing support materials, Pegasystems news and event information.

Research and development

Our product development priority is to continue expanding the capabilities of our rules-based BPM technology. We intend to maintain and extend the support of our existing solution frameworks, and we may choose to invest in additional frameworks which incorporate the latest business innovations. We also intend to maintain and extend the support of popular hardware platforms, operating systems, databases and connectivity options to facilitate easy and rapid deployment in diverse information technology infrastructures. Our goal with all of our products is to enhance product capabilities, ease of implementation, long-term flexibility and the ability to provide improved customer service.

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

As of December 31, 2006, our development group consisted of 108 people and has been significantly supplemented by the use of contracted resources. During 2006, 2005, and 2004, research and development expenses were approximately $22.7 million, $19.5 million, and $19.9 million, respectively. We expect that we will continue to commit significant resources to our product research and development in the future to maintain our leadership position.

Competition

The BPM software market is increasingly and intensely competitive, rapidly changing and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•	Enterprise content management-based vendors such as the FileNet division of International Business Machines Corporation;

•	Enterprise application integration vendors such as TIBCO Software Inc. and webMethods Inc.;

•	Business process management vendors such as the Fuego division of BEA Systems, Inc. and Lombardi Software, Inc.;

•	Business rules engine vendors such as Fair Isaac Corporation and ILOG Inc.;

•

Companies that provide application specific business process management software for the financial services, healthcare, insurance and other specific markets such as Chordiant Software, Inc., DST Systems, Inc., Carreker Corporation, Oracle Corporation, SmartStream Technologies Ltd. and Trintech Group PLC;

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

Employees

As of December 31, 2006, we had 547 employees, of whom 435 were based in the United States, 24 were based in Canada, 76 were based in Europe, 11 were based in Australia and 1 was based in Asia. Of the total, 138 were in sales and marketing, 198 performed consulting and customer support, 108 were in research and development, and 103 were in administration.

Backlog of license, maintenance and consulting revenues

As of December 31, 2006, we had software license and maintenance agreements and fixed fee professional services agreements with customers expected to result in approximately $49.3 million of revenue in 2007. As of December 31, 2005, we had software license and maintenance agreements and fixed fee professional services agreements with customers expected to result in approximately $47.5 million of revenue in 2006. Under such agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. We do not believe that backlog, as described above, is a meaningful indicator of future financial performance.

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

The volume of our license signings began to increase in the second half of 2005 and in 2006, and we may not be able to sustain this increased volume of license signings unless we can provide sufficient high quality professional services, training and maintenance resources to enable our customers to realize significant business value from our software. Our customers typically request professional services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license signings is likely to increase demand for professional services, training and maintenance relating to our products. Given that our volume of license signings began to increase in the second half of 2005 and in 2006, we will need to provide our customers with more professional services, training and maintenance to enable our customers to realize significant business value from our software. Accordingly, we have been hiring additional personnel in these areas and improving our “on-boarding” process to ramp up new personnel in a shorter period of time. We have also been increasingly enabling our partners and our customers through training and the creation of “centers of excellence” to create an expanded universe of people that are skilled in the implementation of our products. However, if we are unable to provide sufficient high quality professional services, training or maintenance resources to our customers, our customers may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. In addition, the growth required to meet the increased demand for our professional services could strain our ability to deliver our services engagements at desired levels of profitability, thereby impacting our future financial performance.

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

Our term license revenue will decrease in the short term as we increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as license payments become due or ratably over the license term when paid in advance, or if existing customers do not renew their term licenses. A significant portion of our total revenue has been attributable to term licenses, including term license renewals. Historically, a significant portion of our term license revenue has been recognized as the present value of the committed future term license fees, as described in Item 7, Critical Accounting Policies on page 26 of this Annual Report on Form 10-K. Beginning in 2006, we have increasingly entered into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due, or ratably over the license term when payments are made in advance. This has the effect, with respect to a particular agreement, of reducing our term license revenue in the initial period but increasing the amount of recurring future term license revenue during the remainder of the license term, but does not change the expected cash flow. As a result, our term license revenue will decrease in the short term. In addition, while historically a majority of customers have renewed their term licenses, there can be no assurance that a majority of customers will continue to renew expiring term licenses. A decrease in term license renewal revenue absent offsetting revenue from other sources would have a material adverse effect on future financial performance.

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

We are investing heavily in sales and marketing and professional services in anticipation of a continued increase in license signings, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of license signings in the future. Demand for our products began to increase in the second half of 2005 and during 2006, and we anticipate that this increase in demand will continue. Consequently, we have been increasing our investment in sales and marketing by hiring additional sales and marketing personnel. We also anticipate that we will need to provide our customers with more professional services, training and maintenance as a result of this anticipated increase in demand, and have been hiring additional personnel in these areas. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the increased demand for our products does not continue, we could experience decreased profitability or losses as a result of these increased fixed costs, and our financial performance could be adversely affected.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the United States represented approximately 37% of total revenue in 2006, 34% in 2005 and 30% in 2004. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in Europe and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

We have reported several material weaknesses in our internal control over financial reporting since the second quarter of 2005, and certain of these material weaknesses have not yet been effectively remediated. Investor confidence and share value may be adversely impacted if we are unable to promptly and effectively remediate these material weaknesses, or if we were to report additional material weaknesses in our internal control over financial reporting in the future. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting, and to report on a quarterly basis regarding the effectiveness of the company’s disclosure controls and procedures. Beginning in the second quarter of 2005, we have reported several material weaknesses in our internal control over financial reporting. For the year ended December 31, 2006, management’s assessment is included on page 33 of this Annual Report on Form 10-K and our independent registered public accounting firm’s attestation is included on pages 34 and 35 of this Annual Report on Form 10-K. For 2006, management’s assessment, and our registered public accounting firm’s attestation, concluded that our internal control over financial reporting as of December 31, 2006 was not effective due to certain material weaknesses in our internal control over financial reporting as described in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. We may not be successful in promptly and effectively remediating these material weaknesses. In addition, our management may not be able to provide an unqualified assessment of our internal control over financial reporting for our 2007 fiscal year or beyond, or be able to provide quarterly certifications that our disclosure controls and procedures are effective, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 PROPERTIES

Our principal administrative, sales, marketing, support, and research and development operations are located in an 108,728 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, Spain, China and the United Kingdom. These leases expire at various dates through 2010. We believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3 LEGAL PROCEEDINGS

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2006, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and certain information about them are set forth below as of February 1, 2007:

Name	Age	Position(s) and Office(s) Held
Alan Trefler	50	Chief Executive Officer and Chairman
Craig A. Dynes	51	Chief Financial Officer and Senior Vice President
Edward L. Hughes	55	Senior Vice President, Global Sales
Douglas I. Kra	44	Vice President of Global Services
Michael Pyle	52	Senior Vice President of Product Development
James T. Reilly	52	Vice President Finance, Treasurer & Chief Accounting Officer

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

Craig A. Dynes joined Pegasystems in September 2006 as Chief Financial Officer and Senior Vice President. From 2004 to 2006, Mr. Dynes served as Chief Financial Officer at Demandware, a venture-backed enterprise software firm. From 2003 to 2004, Mr. Dynes served as President and CEO of Narad Networks, a manufacturer of equipment for the cable television industry. From 1997 to 2002, Mr. Dynes served as Chief Financial Officer of SilverStream Software, Inc., an application development software company. Prior to SilverStream, Mr. Dynes held senior financial positions at Sybase Inc. and Powersoft Corp. Mr. Dynes is a graduate of the Richard Ivey School of Business Administration, the University of Western Ontario and is a Canadian Chartered Accountant.

Edward L. Hughes joined Pegasystems in February 2006 as Senior Vice President, Global Sales. From 2003 to 2005, Mr. Hughes served as Vice President of Sales in the Americas for the Software Development group of International Business Machines Corporation. From 2000 to 2003, Mr. Hughes served as Vice President of Sales for Rational Software, Inc. Prior to Rational, Mr. Hughes held senior management positions at Compuware Corporation. Mr. Hughes is a graduate of Catholic University and the Potomac School of Law.

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

James T. Reilly joined Pegasystems in 2000 as Corporate Controller. In 2002, Mr. Reilly was promoted to Vice President and in 2006 was named Treasurer and Chief Accounting Officer. Prior to joining Pegasystems, Mr. Reilly served as corporate controller for GSI Lumonics Inc., a manufacturer of laser systems and components, and as Corporate Budget Manager for Digital Equipment Corporation. While at Digital Equipment Corporation, Mr. Reilly also had assignments in Asia and manufacturing finance, and served as an industry marketing manager. Mr. Reilly earned his CPA while with Arthur Andersen in Chicago. Mr. Reilly holds a BSIE, Industrial Engineering, from Purdue University and an MBA from the Amos Tuck School of Business Administration at Dartmouth College.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of high and low sales prices of our common stock on the NASDAQ Global Market for 2006 and 2005. Our common stock is traded under the NASDAQ Symbol “PEGA”. As of March 1, 2007, we had approximately 67 stockholders of record and approximately 21,570 beneficial owners of our common stock. On March 1, 2007, the closing sale price of our common stock was $8.79. In July 2006, we began paying a quarterly cash dividend of $0.03 per share of common stock. Prior to July 2006, we had never declared or paid any cash dividends on our common stock. Quarterly cash dividends are expected to continue at $0.03 per share, subject to change by our Board of Directors, to stockholders of record as of the first trading day of each quarter.

	High	Low
2006
First Quarter	$8.37	$6.91
Second Quarter	$8.37	$6.19
Third Quarter	$8.88	$6.20
Fourth Quarter	$10.61	$8.52

	High	Low
2005
First Quarter	$9.10	$5.20
Second Quarter	$6.11	$4.85
Third Quarter	$6.61	$5.55
Fourth Quarter	$7.59	$5.89

COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN

The following performance graph represents a comparison of the cumulative total return (assuming the reinvestment of dividends) for a $100 investment on December 31, 2001 in each of our common stock, the Total Return Index for the NASDAQ Stock Market (U.S.) (“NASDAQ Index”) (a broad market index) and the Goldman Sachs Technology Software Index (“GSTI ™ Software”) (a published industry index). We paid dividends of $0.06 per share during the second half of 2006. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock (the “Initial Program”). During 2006, we repurchased 518,981 shares for $3.7 million under the Initial Program in open market purchases. That authorization was completed during the second quarter of 2006.

The following table sets forth information regarding Pegasystems repurchases of its common stock, under the Initial Program, during the year ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Initial Program (in thousands)
January 2006	—	$—	—	$4,123
February 2006	—	—	—	4,123
March 2006	41,994	$7.42	999,106	3,812
April 2006	—	—	—	3,812
May 2006	224,092	$7.15	1,223,198	2,210
June 2006	252,895	$7.03	1,476,093	Program Complete

Total	518,981	$7.11

On May 30, 2006, we announced that our Board of Directors approved a new $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007 (the “New Program”). Under the New Program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the New Program may be made from time to time on the open market or in privately negotiated transactions. During 2006, we repurchased 443,439 shares for $3.1 million under the New Program in open market purchases. The New Program may be suspended or discontinued at any time without prior notice.

The following table sets forth information regarding Pegasystems repurchases of its common stock, under the New Program, during the year ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The New Program (in thousands)
July 2006	221,542	$6.53	221,542	$8,554
August 2006	141,500	7.25	363,042	7,529
September 2006	80,397	8.17	443,439	6,872

Total	443,439	$7.05

In October 2006, we issued 2,586 shares of our common stock in connection with an exercise of warrants issued as part of the consideration for our acquisition of 1mind Corporation in 2002. These warrants were exercised by one former stockholder of 1mind. The consideration for this exercise was paid in the form of the surrender of 259 shares of our common stock under the warrants as a net exercise, which shares were valued at a total of approximately two thousand dollars based on the average closing price of our common stock over the ten consecutive trading days ending on the third trading day prior to the date of exercise.

In December 2005, we issued 27,766 shares of our common stock in connection with an exercise of warrants issued as part of the consideration for our acquisition of 1mind Corporation in 2002. These warrants were exercised by two former stockholders of 1mind. The consideration for this exercise was paid in the form of the surrender of 3,774 shares of our common stock under the warrants as a net exercise, which shares were valued at a total of $27 thousand, based on the average closing price of our common stock over the ten consecutive trading days ending on the third trading day prior to the date of exercise.

As of December 31, 2006, there were outstanding warrants to purchase 39,191 shares of our common stock with a weighted average fair value of $2.40 per share and a weighted average exercise price of $6.92 per share.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$126,023	$100,209	$103,291	$95,030	$97,508
Income (loss) from operations	(7,114)	1,218	5,771	14,735	13,421
Income before provision for income taxes	1,187	5,319	11,156	21,892	19,142
Net income	1,842	5,192	8,211	16,679	17,242
Earnings per share:
Basic	$0.05	$0.15	$0.23	$0.48	$0.51
Diluted	$0.05	$0.14	$0.22	$0.47	$0.48
Cash dividends declared per common shares	$0.09	$—	$—	$—	$—
Weighted average number of common shares outstanding:
Basic	35,229	35,774	35,691	34,518	33,835
Diluted	37,134	36,462	37,043	35,757	35,980

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Total cash, cash equivalents and short-term investments	$127,758	$114,735	$97,360	$87,935	$62,696
Working capital	147,229	133,440	121,273	98,056	77,253
Long-term license installments, net of unearned interest income	17,458	31,371	44,344	53,666	48,667
Total assets	214,008	209,654	195,878	191,959	160,144
Capital lease obligation, including current portion	63	166	263	—	—
Stockholders’ equity	166,158	167,682	166,607	153,922	132,679

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

Beginning in 2005, most of our license revenue from new license signings has involved our PegaRULES Process Commander software and related solution frameworks. These products often require less implementation assistance than prior generations of our software products. In many cases this has required us to shorten the length of the sales process and the time required to receive customer acceptance of the software product. Significantly, PegaRULES Process Commander and solution frameworks can be used more broadly by customers within our traditional financial services and healthcare markets, as well as by customers outside of our traditional markets, enabling us to sell to expanded markets.

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

Overview of Results of Operations

The dollar value of license signings in 2006 was significantly higher than the dollar value of license signings in 2005. The increase in the dollar value of license signings for 2006 was due to the increased success of our strategy of focusing on initial and follow-on sales to target accounts. We are investing in sales and marketing to drive continued growth in our license signings, however actual license signings are likely to fluctuate considerably quarter to quarter.

Total revenue in 2006 increased 26% to $126.0 million from $100.2 million in 2005. License revenue decreased $5.5 million and services revenue increased $31.3 million. Professional services and training revenue increased $26.3 million to $65.4 million in 2006 from $39.1 million in 2005, while maintenance revenue increased $5.0 million to $25.2 million in 2006 from $20.2 million in 2005. The $26.3 million increase in professional services and training revenue reflects increased demand from our customers for these services. The $5.0 million increase in maintenance revenue is associated with an expanded installed based of software and a higher proportion of perpetual licenses in the installed base which yield greater maintenance revenue than term licenses. Gross margin increased by $5.4 million from $66.9 million in 2005 to $72.3 million in 2006 primarily due to an increase of $10.5 million in services gross margin, partially offset by a $5.2 decrease in license gross margin. Historically, our mix of license and services revenue has fluctuated from period to period, and we believe it will continue to do so.

Income before provision for income taxes decreased to $1.2 million in 2006 from $5.3 million in 2005, primarily due to a $5.2 million decrease in license gross margin, a $13.7 million increase in operating expenses, partially offset by a $10.5 million increase in services gross margin, a $2.4 million increase in other income and expense related to foreign currency transactions and a $1.8 million improvement in interest income. Net income for 2006 decreased to $1.8 million from $5.2 million in 2005, due to the decrease in income before provision for income taxes partially offset by a lower effective tax rate in 2006.

We generated $19.8 million in cash flow from operations during 2006, and ended the period with $127.8 million in cash and short-term investments and $39.2 million in combined short and long-term license installment receivables.

Consistent with our strategy of developing multiple relationships within target customer organizations to identify opportunities for follow-on sales, a majority of our revenue in 2006 and 2005 was from existing customers who chose to add on to, renew or extend their use of our software. However, new customers (meaning companies or organizational divisions which were not current licensees of our software) accounted for $19.0 million, or 15%, of total 2006 revenue and $20.1 million, or 20%, of total 2005 revenue.

Statements of Income Information

The following shows certain items reflected in our Statements of Income as a percentage of total revenue:

	Year ended December 31,
	2006	2005	2004
Software license revenue	28.1%	40.8%	40.2%
Services revenue	71.9	59.2	59.8

Total revenue	100.0	100.0	100.0
Cost of software license	0.0	0.3	0.3
Cost of services	42.7	32.9	31.7

Total cost of revenue	42.7	33.2	32.0

Gross profit	57.3	66.8	68.0
Research and development	18.0	19.4	19.3
Selling and marketing	34.9	34.0	31.2
General and administrative	10.1	12.2	11.9

Total operating expenses	63.0	65.6	62.4

Income from operations	(5.7)	1.2	5.6
Installment receivable interest income	1.5	2.5	2.9
Other interest income, net	4.3	3.0	1.8
Other income (expense), net	0.8	(1.4)	0.5

Income before provision (benefit) for income taxes	0.9	5.3	10.8
Provision (benefit) for income taxes	(0.6)	0.1	2.9

Net income	1.5%	5.2%	7.9%

International Revenue

International revenue was 37%, 34% and 30% of total consolidated revenue in 2006, 2005 and 2004, respectively. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of product acceptances by our customers during a given period. Historically, most of our contracts have been denominated in U.S. dollars. We expect, however, that in the future more of our contracts may be denominated in foreign currencies which may expose us to increased currency exchange risk.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenue

Our total revenue for 2006 increased 26% to $126.0 million from $100.2 million in 2005. This increase was primarily due to a $31.3 million increase in services revenue. The following table summarizes our revenue composition:

(in millions)	Year ended December 31,
	2006	2005
License revenue
Perpetual licenses	$27.2	$20.1
Term licenses	8.2	20.8

Total license revenue	35.4	40.9

Services revenue
Professional services and training	65.4	39.1
Maintenance	25.2	20.2

Total services revenue	90.6	59.3

Total revenue	$126.0	$100.2

Total license revenue for 2006 decreased 13% to $35.4 million from $40.9 million in 2005. The decrease in total license revenue was the result of a $12.6 million decrease in term license revenue partially offset by a $7.1 million increase in perpetual license revenue. The decrease in term license revenue was primarily due to our decision to increasingly enter into term licenses with contract provisions that require the term license to be recognized over the license term as payments become due. A summary of expected payments for these term licenses is provided on page 25. These payments, which will be recognized as revenue in future periods, as they become due, have increased in total from $3.5 million at December 31, 2005 to $14.2 million at December 31, 2006.

Professional services and training revenue increased 67% to $65.4 million in 2006 from $39.1 million in 2005. The increase was primarily the result of an increase in demand from our customers for professional services. Other components of the increase in professional services and training revenue include $4.0 million in revenue from three large fixed fee contracts which were completed in 2006, a $2.9 million increase in billed expenses and $1.4 million increase in training revenue. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers. Maintenance revenue increased 25% to $25.2 million in 2006 from $20.2 million in 2005. The increase in maintenance revenue for 2006 was due to a larger installed base of software and a higher proportion of perpetual licenses in the installed base which yield greater maintenance revenue than term licenses.

Deferred revenue at December 31, 2006 consisted primarily of amounts by which billed fees exceed revenue recognized on arrangements, and unearned portions of annual maintenance fees paid in advance. Deferred revenue decreased to $17.1 million as of December 31, 2006, from $20.5 million as of December 31, 2005. The $3.5 million decrease was due primarily to a $5.6 million decrease in the deferred revenue associated with agreements containing customer acceptances or completion of fixed-price services engagements, partially offset by a $2.0 million increase in the unearned portions of annual maintenance fees paid in advance.

International revenue increased to 37% of total revenue for 2006 from 34% for 2005. This increase was primarily related to one large international license transaction in the third quarter of 2006. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk.

Cost of revenue

The cost of maintenance, professional services and training increased 63% to $53.7 million from $33.0 million in 2005. Cost of services as a percentage of services revenue increased to 59% for 2006 from 56% for 2005. Such increases were due primarily to increases in compensation costs, contracted services and travel costs. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners, to support an increase in the number of license implementation projects and in anticipation of increased demand resulting from new license signings. Services gross margin was $36.9 million for 2006 compared to $26.3 million for 2005. Services gross margin as a percentage of services revenue decreased to 41% for 2006 from 44% for 2005. The decrease in services gross margin percentage reflects the increase in services costs, partially offset by growth in maintenance revenue and its associated higher margin. Maintenance revenue increased 25% to $25.2 million in 2006 from $20.2 million in 2005 although it decreased as a percentage of services revenue to 28% in 2006 from 34% in 2005. Services headcount was 198 at the end of 2006 compared to 155 at the end of 2005. In addition, contracted services increased 82% from $6.2 million in 2005 to $11.3 million in 2006.

Operating expenses

Research and development expenses for 2006 increased to $22.7 million from $19.5 million for 2005 due to increased use of contractors and costs related to increased employee headcount. As a percentage of total revenue, research and development expenses decreased to 18% in 2006 from 19% in 2005, primarily due to increased revenue. Research and development headcount at the end of 2006 was 108 compared to 96 at the end of 2005.

Selling and marketing expenses for 2006 increased 29% to $43.9 million from $34.1 million for 2005. This increase was primarily due to a $2.5 million increase in sales commissions, increased compensation and benefits expenses of $4.5 million and increased travel expenses of $1.6 million due to higher headcount. As a percentage of total revenue, selling and marketing expenses increased to 35% in 2006 from 34% in 2005, primarily due to increased spending. Selling and marketing headcount at the end of 2006 was 138 compared to 112 at the end of 2005.

General and administrative expenses for 2006 increased 5% to $12.7 million from $12.1 million in 2005. The increase was primarily attributed to costs related to increased headcount. As a percentage of total revenue, general and administrative expenses decreased to 10% in 2006 from 12% in 2005, as revenue grew faster than general and administration spending. General and administrative headcount at the end of 2006 was 103 compared to 95 at the end of 2005.

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees recognized under the net present value method attributable to the time value of money, decreased to $1.9 million in 2006 from $2.5 million in 2005. The decrease was due primarily to a lower total value of that portfolio. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 6.9% during the past few years.

Other interest income, net

Other interest income increased to $5.4 million in 2006 from $3.0 million for 2005. The increase was primarily due to increased cash and investment balances and improved yields.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gains and losses, was $1.0 million income in 2006 compared to ($1.4) million expense in 2005. The favorable change in other income (expense), net, resulted primarily from the impact of foreign exchange rate changes on transactions recorded on our U.S. ledger valued in foreign currencies, consisting primarily of cash, investments, license installments, receivables, accounts payable and accruals.

Income before provision for income taxes

Income before provision for income taxes decreased to $1.2 million in 2006 from $5.3 million in 2005. This decrease was primarily due to a $5.2 million decrease in license gross margin, a $13.7 million increase in operating expenses primarily due to investments in sales and marketing, partially offset by a $10.5 million increase in services gross margin, a $1.8 million improvement in installment receivable interest income and other interest income, net, and a $2.4 million increase in other income and expense related to foreign currency transactions.

Provision for income taxes

The provision for income taxes was a benefit of $0.7 million in 2006 compared to $0.1 million provision in 2005. The effective tax rate was (55%) in 2006 compared to 2% in 2005.

Our effective income tax rate for 2006 was below the statutory federal income tax rate primarily because we recorded $0.7 million of benefits related to current period extra-territorial income exclusions, $0.2 million of estimated federal income tax credits, a $0.3 million benefit from foreign activities, and $0.3 million of net benefit from state income taxes primarily due to state income tax credits. These factors were partially offset by $0.2 million of permanent differences primarily related to nondeductible meals and entertainment expenses and $0.2 million increase in reserve for tax uncertainties related to international activity.

We have provided reserves for certain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate in the period that additional facts become known. The reserve for tax uncertainties totaled approximately $2 million as of December 31, 2006, 2005, and 2004.

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

Total license revenue for 2005 decreased to $40.9 million from $41.6 million in 2004. The decrease in total license revenue was the result of a $2.8 million decrease in perpetual license revenue partially offset by a $2.1 million increase in term license revenue. The increase in term license revenue primarily reflected one large new term license transaction with an existing customer in the third quarter of 2005. The decrease in perpetual license revenue reflected our strategy of selling smaller initial perpetual licenses to our target accounts, with the potential of larger follow-on sales. Term license renewals scheduled for 2006 are modestly higher than actual term license renewals in 2005. While historically a majority of customers have renewed their term licenses, there can be no assurance that this will continue.

Maintenance revenue increased 26% to $20.2 million in 2005 from $16.1 million in 2004. The increase in maintenance revenue for 2005 was due to a larger installed base of software and a higher proportion of perpetual licenses in the installed base which yield greater maintenance revenue than term licenses. The $6.5 million decrease in professional services and training revenue in 2005 reflects the fact that 2004 benefited from $9.6 million of revenue associated with the completion of several unusually large fixed-price contracts partially offset by an increased demand from our customers for these services in 2005. Typically, we derive substantial revenue from services provided in connection with the implementation of software licensed by new customers.

At December 31, 2005, deferred revenue consisted primarily of amounts by which billed fees exceed revenue recognized on arrangements, and unearned portions of annual maintenance fees paid in advance. Deferred revenue balances increased to $20.5 million as of December 31, 2005, from $8.6 million as of December 31, 2004. The $11.9 million increase was due primarily to new license arrangements for which acceptance of the software or completion of services had not occurred and an increased value of unearned portions of annual maintenance fees paid in advance.

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

Selling and marketing expenses for 2005 increased 6% to $34.1 million from $32.2 million for 2004. This increase was primarily due to a $1.1 million increase in sales commissions, an increase in marketing program spending of $0.6 million, and increased wages and benefits expenses of $0.5 million due to higher headcount. As a percentage of total revenue, selling and marketing expenses increased to 34% in 2005 from 31% in 2004. Selling and marketing headcount at the end of 2005 was 112 compared to 108 at the end of 2004.

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

Installment receivable interest income

Installment receivable interest income, which consists of the portion of all term license fees recognized under the net present value method attributable to the time value of money, decreased to $2.5 million in 2005 from $3.0 million in 2004. The decrease was due primarily to a lower total value of that portfolio. A portion of the fee from each term license arrangement is initially deferred and recognized as installment receivable interest income over the remaining term of the license. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates, typically below prime rate, and have varied between 3.25% and 5.8% during the past few years.

Other interest income, net

Other interest income increased to $3.0 million in 2005 from $1.8 million for 2004. The increase was primarily due to increased cash and investment balances and improved yields.

Other income (expense), net

Other income (expense), net, which consists primarily of currency exchange gains and losses, was ($1.4) million expense in 2005 compared to $0.5 million income in 2004. The unfavorable change in other income (expense), net, resulted primarily from the impact of foreign exchange rate changes on transactions recorded on our U.S. ledger valued in foreign currencies, consisting primarily of cash, investments, license installments, receivables, accounts payable and accruals. In particular, changes in the exchange rates of European currencies have unfavorably impacted foreign currency denominated assets.

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

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At December 31, 2006, we had cash and equivalents and short-term investments of $127.8 million, a $13.1 million increase from $114.7 million at December 31, 2005. This increase was primarily due to $19.8 million of cash flow from operations and $3.5 million from the exercise of stock options, partially offset by $6.8 million used to repurchase outstanding shares of our common stock and $2.4 million used for investments in equipment and software improvements.

Working capital was $147.2 million at December 31, 2006, a $13.8 million increase from $133.4 million at December 31, 2005. Working capital increased primarily due to a $13.1 million increase in cash and investments and a $5.0 million increase in trade accounts receivable, partially offset by a $7.3 million increase in accounts payable and accrued expenses. The $7.3 million increase in accounts payable and accrued expenses was primarily due to increases in commissions, vacation and other expenses. The increase in trade accounts receivable is a result of growth in our business. Despite the increase in trade accounts receivables our days billing outstanding has decreased from 73 days at December 31, 2005 to 70 days at December 31, 2006.

Cash flow from operating activities for 2006 decreased to $19.8 million from $25.3 million for 2005. During 2006, cash flow benefited from a $18.7 million reduction in license installments. The decrease in license installments reflects the lower average remaining life of our term licenses recorded on the balance sheet (see discussion below in this section).

Net cash flow from investing activities for 2006 was ($10.8) million, primarily due to net purchases of marketable debt securities. This compared with ($20.2) million used in investing activities during 2005, which was also primarily due to net purchases of marketable debt securities. Investments in equipment and software increased to $2.4 million in 2006 from $2.2 million in 2005.

At the end of 2004, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock (the “Initial Program”). During 2006, we repurchased 518,981 shares for $3.7 million under the initial program in open market purchases. That authorization was completed during the second quarter of 2006.

The following table sets forth information regarding Pegasystems repurchases of its common stock, under the Initial Program, during the year ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Initial Program (in thousands)
January 2006	—	$—	—	$4,123
February 2006	—	—	—	4,123
March 2006	41,994	$7.42	999,106	3,812
April 2006	—	—	—	3,812
May 2006	224,092	$7.15	1,223,198	2,210
June 2006	252,895	$7.03	1,476,093	Program Complete

Total	518,981	$7.11

On May 30, 2006, we announced that our Board of Directors approved a new $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007 (the “New Program”). Under the New Program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the New Program may be made from time to time on the open market or in privately negotiated transactions. During 2006, we repurchased 443,439 shares for $3.1 million under the New Program in open market purchases. The New Program may be suspended or discontinued at any time without prior notice.

The following table sets forth information regarding Pegasystems repurchases of its common stock, under the New Program, during the year ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The New Program (in thousands)
July 2006	221,542	$6.53	221,542	$8,554
August 2006	141,500	7.25	363,042	7,529
September 2006	80,397	8.17	443,439	6,872

Total	443,439	$7.05

It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter. On May 30, 2006, our Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, payable to stockholders of record as of July 2 and October 2, 2006 and January 2, 2007. Accordingly, the Company paid cash dividends in July and October 2006 and January 2007 of $1.1 million, $1.0 million and $1.1 million, respectively. The Board of Directors may terminate or modify this dividend program at any time without notice.

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

As of December 31, 2006, we had material commitments for purchases of customer support and consulting services, and payments under capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in a 108,728 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, Hong Kong and the United Kingdom. These leases expire at various dates through 2010. Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities.

In July 2006, we entered into an agreement to lease additional space in our Cambridge Massachusetts facility. The agreement requires the landlord to reimburse us for up to approximately $864,000 in costs we incur with respect to improvements to the leased premises. As of December 31, 2006, we had incurred approximately $342,000 in improvement costs, which were recorded to leasehold improvements with a corresponding credit to deferred rent expense to be amortized to rent expense over the lease term, and had not yet been reimbursed. The lease for this additional space expires in 2013, subject to our option to extend for two additional five-year periods.

As of December 31, 2006, our known contractual obligations were as follows:

Contractual obligations: (in thousands)	Payment due by period
	Total	2007	2008 & 2009	2010 & 2011	2012 and after
Purchase commitments	$2,880	$2,190	$690	$—	$—
Capital lease obligations	64	64	—	—	—
Operating lease obligations (1)	25,911	4,104	8,233	7,942	5,632

Total	$28,855	$6,358	$8,923	$7,942	$5,632

(1)	Includes deferred rent of $1.8 million included in other long-term liabilities.

Net long-term deferred income tax liabilities as of December 31, 2006 were $2.3 million. This amount is not included in the contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

The following amounts of cash are due for receipt in connection with our existing term license agreements:

Year ended December 31, (in thousands)	Installment payments for term licenses recorded on the balance sheet	Installment payments for ratable term licenses not on the balance sheet
2007	$21,787	$4,654
2008	10,623	4,156
2009	3,416	2,589
2010	2,707	1,784
2011	2,146	1,035
2012 and thereafter	1,242	—

Total	$41,921	$14,218

In a decreasing number of term license agreements, we recognize the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met.

Short-term license installments and Long-term license installments on the balance sheet represent unbilled term license installments that have been recognized as revenue, net of unearned interest income. Payments due for these installments, which include unearned interest income, decreased to $41.9 million at December 31, 2006 from $61.9 million at December 31, 2005, as license installment payments billed during 2006 exceeded the value of new term licenses where we recognized the present value of future license payments as revenue.

Increasingly, we enter into term licenses with contract provisions that require the term license to be recognized as revenue over the license term as payments become due. Installment payments for these ratable term licenses, which are not recorded on the balance sheet, increased to $14.2 million at December 31, 2006 from $3.5 million at December 31, 2005.

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

Software License Revenues

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

We have a history of successfully collecting payments under our term license arrangements, which have extended payment terms spread over the term of the license. Therefore, in a decreasing number of term license agreements, we have recognized the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 6.9% for the past few years. As a result, revenue that we recognize relative to new license arrangements of this type would be impacted by changes in market interest rates.

Increasingly, our term license agreements have contract provisions that require the license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance.

Service Revenues

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

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2006, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

Deferred project costs

We defer direct costs when a project is being accounted for under the completed contract method or when using the full deferral method, based on hours incurred on such projects at average costs per hour. We report these deferred project costs in other current assets.

Deferred revenue

Deferred revenue consists primarily of amounts of which billed fees exceed revenue recognized on arrangements, the unearned portion of services revenue and advance payment of maintenance fees. When the value of committed and undelivered services to be delivered after license implementation is known, we defer that amount along with the corresponding cost of services until the related elements of the agreement are completed and provided to the customer. The timing of revenue recognized under our arrangements with customers is impacted by these deferrals, but the total value of revenue recognized during the arrangements is not.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The majority of our share-based compensation arrangements vest over either a four or five-year vesting schedule.

Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified prospective approach, and, accordingly, prior period amounts have not been restated. Under this approach, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. We expense share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. Paragraph 81 of FASB Statement 123R provides that for the purposes of calculating the pool of excess tax benefits (“APIC pool”), the Company should include the net excess tax benefits that would have qualified had the Company adopted FASB 123R from inception. The FASB issued FSP 123(R)-3, which provides an alternative transition method to calculate beginning pool of excess tax benefits. The Company elected to adopt the alternative transition method (“short cut method”) in calculating its historical APIC pool of windfall tax benefits in regards to its share based compensation.

In 2006, we estimated the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. If the assumed 3.6 year post-vesting option life was one year longer or shorter, the fair value of options and the amount of expense would be up to 5% higher or lower, respectively. If the assumed 73% volatility of our stock price was ten percentage points higher or lower, the fair value of options and the amount of expense would be up to 9% higher or lower, respectively. If the assumed 4.70% risk-free interest rate over the expected term of the options was up to two hundred basis points higher or lower, the fair value of options and the amount of expense would be up to 3% higher or lower, respectively. If the assumed 1.6% dividend yield was one percentage point higher or lower, the fair value of options and the amount of expense would be up to 8% higher or lower. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive awards.

As required by SFAS 123R, we reduce current expense for an estimate of expected forfeitures of stock options prior to vesting by employees whose employment with us terminates. We base our estimate on an analysis of our history of forfeited options with similar vesting terms. This estimate is “trued up” for actual forfeitures of options during vesting.

As of December 31, 2006, unrecognized compensation expense related to the unvested portion of our employee stock options was approximately $1.5 million and is expected to be recognized over a weighted-average period of approximately 1.7 years. During 2006, there were no changes in the quantity or type of instruments used in share-based payment programs, or the terms of share-based payment arrangements.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2006 was $3.5 million. The actual tax benefit for the tax deductions from option exercises for the year ended December 31, 2006 totaled $0.4 million.

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

Accounting for Income Taxes

Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions, returns and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact, unfavorable or favorable, on our income tax provision and operating results in the period in which such a determination is made. Provisions have been made for such uncertainties, with reserves totaling approximately $2 million as of December 31, 2006.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Principal differences between our book and tax accounts are related to the treatment of our license transactions. We use the operating lease method of recognizing license revenue for tax purposes, so that to the extent we continue to enter into term license contracts, we establish deferred tax liabilities for such future taxable income. In addition, because we defer recognition of this income into future periods for tax purposes, as of December 31, 2006, we had generated approximately $10 million in U.S. tax loss carry forwards which partially offset the related liabilities. We also earn tax credits in various jurisdictions for our ongoing investment in research and development activities. As of December 31, 2006, we had accumulated approximately $9 million of credits carried forward because they would generally be utilized after net operating losses have been consumed exposing us to uncertainties regarding our ability to realize these credits.

We have a valuation allowance related to tax benefits from stock option exercises which will increase equity, and loss carry forwards acquired in the 1mind acquisition, the recognition of which will generally reduce goodwill.

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

Significant customers

No customer accounted for 10% or more of our total revenue in 2006 or 2005. In 2004, one customer accounted for approximately 10% of our total revenue.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires a company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect FIN 48 will have on our consolidated financial position and results of operations.

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

Foreign currency exposure

We derived approximately 37% of our total revenue in 2006 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our offices in the U.S., and some of those transactions are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in other currencies. In addition, our U.S. operating company holds some cash and investments in currencies other than the U.S. dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus the U.S. dollar functional currency we recognize a currency gain or (loss) in the statement of income as other income (expense) related to foreign currency transactions. We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $23 million as of December 31, 2006. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of December 31, 2006, with most of that change recognized in the statement of income as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of $39.2 million as of December 31, 2006 reflects the weighted average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $1 million as of December 31, 2006.

We have invested in fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $3 million as of December 31, 2006. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006.

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

As of December 31, 2006, management identified four deficiencies in the Company’s internal control over financial reporting that each constituted a material weakness. These material weakness related to: (1) inadequate and ineffective controls over the accounting for certain complex software revenue recognition transactions; (2) inadequate and ineffective controls over the accounting for service revenue recognition transactions; (3) inadequate and ineffective controls over the accounting for income taxes; and (4) inadequate and ineffective controls over the periodic financial close process, as described in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.

Because of the material weaknesses listed above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control — Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2006) which appears on pages 34 and 35 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Pegasystems Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	Inadequate and ineffective controls over the accounting for certain complex software revenue recognition transactions.

The Company did not have effective design or operational controls over the accounting for software revenue recognition, specifically, the Company’s ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that contain complex and non-standard terms. This material weakness resulted in the misstatement of software license revenue which required the previously reported consolidated financial statements to be restated for the years ended December 31, 2003, 2004, and 2005.

2.	Inadequate and ineffective controls over the accounting for service revenue recognition transactions.

The Company’s controls related to management’s oversight and the determination of the appropriate accounting treatment for arrangements involving professional services revenue were inadequate and in effective. This material weakness resulted in a restatement of previously reported consolidated financial statements for the years ended December 31, 2003, 2004 and 2005.

3.	Inadequate and ineffective controls over the accounting for income taxes.

The Company did not have adequate design or operational controls over the accounting for income taxes to provide reasonable assurance that the relevant income tax accounts and related disclosures can be prepared in accordance with generally accepted accounting principles. As a result of these identified weaknesses, post-closing adjustments have been posted to the Company’s books and records and its financial statements. These adjustments were not individually material, however the aggregation of these matters coupled with continued post-closing adjustments recorded in the last three years, results in a material weakness in the design and operating effectiveness over the accounting for income taxes, as it could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

4.	Inadequate and ineffective controls over the periodic financial close process.

The Company did not have adequate design or operational controls and procedures that provided reasonable assurance that financial statements could be prepared in accordance with generally accepted accounting principles. Specifically, the Company did not have adequate controls and procedures with respect to (a) the timely disposition of required adjustments identified through the period-end account analysis and reconciliation process, (b) all required analyses were prepared accurately and consistently in accordance with the entity’s defined closing process and in the appropriate accounting period, and (c) accounting for complex non-routine transactions. As a result of these identified weaknesses, material post closing adjustments were identified and recorded to the Company’s books and records and financial statements. These adjustments, which are reflected in the Company’s financial statements as of and for the year ended December 31, 2006, caused changes in assets, liabilities, stockholders’ equity, revenues and expenses. Such weaknesses could continue to impact the balances in all of the accounts previously mentioned.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated May 2, 2007 expressed an unqualified opinion, and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

May 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006, as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 2, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

May 2, 2007

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share-related data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$26,008	$21,314
Short-term investments	101,750	93,421

Total cash and short-term investments	127,758	114,735

Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2006 and 2005	31,985	26,978
Short-term license installments	21,790	26,537
Other current assets	9,065	4,752

Total current assets	190,598	173,002

Long-term license installments, net of unearned interest income	17,458	31,371
Equipment and improvements, net of accumulated depreciation and amortization	2,453	1,947
Computer software for internal use, net of accumulated amortization	1,054	845
Other assets	99	143
Goodwill	2,346	2,346

Total assets	$214,008	$209,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$11,770	$8,162
Accounts payable and accrued expenses	14,474	10,769
Deferred revenue	17,062	20,528
Current portion of capital lease obligation	63	103

Total current liabilities	43,369	39,562

Long-term deferred income taxes	2,344	1,176
Capital lease obligation, net of current portion	—	63
Other long-term liabilities	2,137	1,171

Total liabilities	47,850	41,972

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,308,978 shares and 35,565,918 shares issued and outstanding at December 31, 2006 and 2005, respectively	353	356
Additional paid-in capital	118,027	118,968
Stock warrants	94	107
Retained earnings	46,549	47,888
Accumulated other comprehensive income:
Net unrealized loss on investments available-for-sale	(343)	(623)
Foreign currency translation adjustments	1,478	986

Total stockholders’ equity	166,158	167,682

Total liabilities and stockholders’ equity	$214,008	$209,654

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenue:
Software license	$35,424	$40,896	$41,563
Services	90,599	59,313	61,728

Total revenue	126,023	100,209	103,291

Cost of revenue:
Cost of software license	32	350	350
Cost of services	53,731	32,991	32,741

Total cost of revenue	53,763	33,341	33,091

Gross profit	72,260	66,868	70,200

Operating expenses:
Research and development	22,707	19,457	19,936
Selling and marketing	43,938	34,093	32,170
General and administrative	12,729	12,100	12,323

Total operating expenses	79,374	65,650	64,429

Income (loss) from operations	(7,114)	1,218	5,771
Installment receivable interest income	1,899	2,471	3,026
Other interest income, net	5,360	3,010	1,842
Other income (expense), net	1,042	(1,380)	517

Income before provision (benefit) for income taxes	1,187	5,319	11,156

Provision (benefit) for income taxes	(655)	127	2,945

Net income	1,842	$5,192	$8,211

Earnings per share, basic	$0.05	$0.15	$0.23
Earnings per share, diluted	$0.05	$0.14	$0.22

Weighted average number of common shares outstanding, basic	35,229	35,774	35,691
Weighted average number of common shares outstanding, diluted	37,134	36,462	37,043

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Stock Warrant	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity	Comprehensive Income
	Number of Shares	Amount
Balance at January 1, 2004	35,213	$352	$117,391	$374	$34,485	$1,320	$153,922

Exercise of stock options	728	7	2,883	—	—	—	2,890
Issuance of stock under Employee Stock Purchase Plan	103	1	658	—	—	—	659
Exercise of common stock warrants	33	1	162	(163)	—	—	—
Issuance of common stock warrants	—	—	—	38	—	—	38
Tax benefit from exercise of stock options	—	—	1,058	—	—	—	1,058
Foreign currency translation adjustments	—	—	—	—	—	87	87	$87
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(433)	(433)	(433)
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	—	175	175	175
Net income	—	—	—	—	8,211	—	8,211	8,211

Balance at December 31, 2004	36,077	361	122,152	249	42,696	1,149	166,607	$8,040

Repurchase of common stock	(957)	(9)	(5,867)	—	—	—	(5,876)
Exercise of stock options	342	3	1,477	—	—	—	1,480
Issuance of stock under Employee Stock Purchase Plan	76	1	368	—	—	—	369
Exercise of common stock warrants	28	—	142	(142)	—	—	—
Tax benefit from exercise of stock options	—	—	696	—	—	—	696
Foreign currency translation adjustments	—	—	—	—	—	(430)	(430)	$(430)
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(586)	(586)	(586)
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	—	230	230	230
Net income	—	—	—	—	5,192	—	5,192	5,192

Balance at December 31, 2005	35,566	$356	$118,968	$107	$47,888	$363	$167,682	$4,406

Repurchase of common stock	(962)	(10)	(6,809)	—	—	—	(6,819)
Exercise of stock options	640	6	3,490	—	—	—	3,496
Issuance of stock under Employee Stock Purchase Plan	25	1	203	—	—	—	204
Issuance of stock awards	37	—	274	—	—	—	274
Exercise of common stock warrants	3	—	13	(13)	—	—	—
Stock-based compensation expense	—	—	1,194	—	—	—	1,194
Tax benefit from exercise of stock options	—	—	694	—	—	—	694
Declaration of dividends	—	—	—	—	(3,181)	—	(3,181)
Foreign currency translation adjustments	—	—	—	—	—	492	492	492
Net unrealized loss on investments available-for-sale	—	—	—	—	—	462	462	462
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	—	(182)	(182)	(182)
Net income	—	—	—	—	1,842	—	1,842	$1,842

Balance at December 31, 2006	35,309	$353	$118,027	$94	$46,549	$1,135	$166,158	$2,614

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$1,842	$5,192	$8,211
Adjustment to reconcile net income to cash flows from operating activities:
Stock option income tax benefits	(442)	696	1,058
Deferred income taxes	(1,656)	(980)	1,024
Issuance of common stock warrants	—	—	38
Depreciation and amortization	2,284	1,725	1,417
Stock-based compensation expense	1,468	—	—
Losses on disposal of equipment	4	17	—
Change in operating assets and liabilities:
Trade accounts receivable and license installments	13,655	7,273	(299)
Other current assets	(1,178)	(2,866)	6,057
Accounts payable and accrued expenses	6,378	1,900	215
Deferred revenue	(3,465)	11,975	(10,946)
Other long-term assets and liabilities	954	363	776

Cash flows from operating activities	19,844	25,295	7,551

Cash flows from investing activities:
Purchase of investments	(94,012)	(44,427)	(163,777)
Maturing and called investments	85,675	12,000	16,850
Sale of investments	—	14,475	89,753
Purchase of equipment and improvements	(2,434)	(2,236)	(1,109)

Cash flows from investing activities	(10,771)	(20,188)	(58,283)

Cash flows from financing activities:
Payments under capital lease obligation	(103)	(98)	(39)
Exercise of stock options	3,496	1,480	2,890
Tax benefit from vested stock options	442	—	—
Proceeds from sale of stock under Employee Stock Purchase Plan	204	369	659
Dividend payments to shareholders	(2,122)	—	—
Repurchase of commons stock	(6,819)	(5,877)	—

Cash flows from financing activities	(4,902)	(4,126)	3,510

Effect of exchange rate on cash and cash equivalents	523	(572)	138

Net increase (decrease) in cash and cash equivalents	4,694	409	(47,084)
Cash and cash equivalents, beginning of year	21,314	20,905	67,989

Cash and cash equivalents, end of year	$26,008	$21,314	$20,905

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$23	$81	$14
Income taxes	$1,337	$507	$1,220
Non-cash financing activity:
Equipment acquired under capital lease	$—	$—	$302
Dividends payable	$1,059	$—	$—

See notes to consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

(a) Business

The Company develops, markets, licenses and supports software to automate complex, changing business processes. The Company provides implementation, consulting, training, and technical support services to facilitate the use of its software.

(b) Management estimates and reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant accounts with reported amounts based on estimates include trade and installment accounts receivable, deferred income taxes, deferred revenue, and share based compensation.

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

Software License Revenues

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

The Company has a history of successfully collecting payments under the Company’s term license arrangements, which have extended payment terms spread over the term of the license. Therefore, in a decreasing number of term license agreements, the Company recognizes the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under each term license agreement (equal to the difference between the total license payments and the discounted present value of those payments) is initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used are estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 6.9% for the past few years. As a result, revenue that the Company recognizes relative to new license arrangements of this type would be impacted by changes in market interest rates.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Increasingly, the Company’s term license agreements have contract provisions that require the license revenue to be recognized over the term of the agreement as payments become due, or ratably over the term of the license when payments are made in advance.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims that its software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2006, the Company has not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

Services Revenues

The Company’s services revenue comprises fees for software maintenance, training and consulting services including software implementation. Consulting services may be provided on a “stand-alone” basis or bundled with license and software maintenance services.

Software maintenance revenue is recognized over the term of the related maintenance agreement, which in most cases is one year. Revenue from training services and consulting services under time and materials contracts is recognized as services are performed. The Company has vendor specific objective evidence of fair value for software maintenance, training services, and consulting services under time and materials contracts.

Services may be provided on a fixed-price basis. The Company does not have vendor specific objective evidence of fair value for fixed-price services prior to completion of the services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the other elements of the arrangement and when services are the only undelivered element, the Company recognizes the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In a limited number of the Company’s arrangements, the fixed price services are essential to the arrangement because the Company makes significant alterations to the functionality of the software or builds complex interfaces necessary for the software to be functional in the customer’s environment. The Company has not been able to make reasonably dependable estimates for the purpose of determining the progress to completion, as the Company has limited experience with these types of complex arrangements. Accordingly, all revenue and costs are deferred until the completion of the fixed-price services. Revenue from fixed-price services that are not bundled with a software license is generally recognized as performed during the service period, which is typically less than four months.

The Company warrants that its software products will conform to documented specifications. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support which the Company is already obligated to provide, and consequently the Company has not established reserves for warranty obligations.

(f) Cash and short-term investments

(in thousands)	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash:
Cash	$10,874	$—	$—	$10,874
Commercial paper	9,996	—	(4)	9,992
Money market mutual funds	5,142	—	—	5,142

Cash	26,012	—	(4)	26,008

Short-term investments:
Government sponsored enterprises	69,345	—	(459)	68,886
Corporate bonds	32,967	—	(103)	32,864

Short-term investments	102,312	—	(562)	101,750

Cash and short-term investments	$128,324	$—	$(566)	$127,758

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands)	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash:
Cash	$8,496	$—	$—	$8,496
Certificates of deposit	10,979	—	(3)	10,976
Money market mutual funds	1,842	—	—	1,842

Cash	21,317	—	(3)	21,314

Short-term investments:
Government sponsored enterprises	75,315	—	(882)	74,433
Corporate bonds	16,127	—	(121)	16,006
Municipal bonds	3,004	—	(22)	2,982

Short-term investments	94,446	—	(1,025)	93,421

Cash and short-term investments	$115,763	$—	$(1,028)	$114,735

The Company considers debt securities with maturities of three months or less, when purchased, to be cash equivalents. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between available-for-sale and held-to-maturity investment categories. The Company’s investments in government sponsored enterprises include debt securities that may not be backed by the full faith and credit of the U.S. Government. As of December 31, 2006, remaining maturities of marketable debt securities ranged from January 2007 to May 2009. As of December 31, 2005, remaining maturities of marketable debt securities ranged from January 2006 to May 2008. Proceeds from available-for-sale securities that matured or were called during 2006 were $85.7 million with a gross realized loss of $164,000 and no gross realized gains. Specific identification of the individual securities was used to determine the basis on which the gain or loss was calculated.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company has applied FSP 115-1 as of December 31, 2005.

The following table shows the gross unrealized losses and fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006.

(in thousands)	Less than 12 months		12 months or greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$9,992	$(4)	—	—	$9,992	$(4)
Government sponsored enterprises	31,143	(172)	$37,743	$(287)	68,886	(459)
Corporate bonds	32,864	(103)	—	—	32,864	(103)

Totals	$73,999	$(279)	$37,743	$(287)	$111,742	$(566)

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unrealized losses on the Company’s investments in commercial paper, government sponsored enterprises, corporate bonds and municipal bonds were caused by interest rate increases. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

(g) Trade accounts receivable

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $32.0 million and $27.0 million at December 31, 2006 and 2005, respectively. The billed component of the total accounts receivable balance at December 31, 2006 was $28.8 million compared to $25.3 million at December 31, 2005. Trade accounts receivable includes $2.5 million and $1.5 million at December 31, 2006 and 2005, respectively, for services earned under time and material arrangements that had not been invoiced at the end of the period.

(h) Other current assets

Other currents assets consist of the following:

(in thousands)	December 31, 2006	December 31, 2005
Deferred tax assets	$2,962	$—
Deferred cost of services	1,593	2,799
Interest receivables	1,776	632
Income tax receivable	1,331	298
Prepaid expenses	842	350
Reimbursable expense receivable	349	562
Sales tax receivable	212	111

Balance at the end of period	$9,065	$4,752

(i) Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of short-term cash investments, trade accounts receivable and license installments receivable. The Company records long-term license installments in accordance with its revenue recognition policy, which results in long-term installment receivables from customers (due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings). The Company grants credit to customers who are located throughout the world. The Company performs credit evaluations of customers and generally does not request collateral from customers. Future installments due under term licenses as of December 31, 2006 were as follows:

(in thousands) Year ended December 31,	License installments

2007	$21,787
2008	10,623
2009	3,416
2010	2,707
2011	2,146
2012 and thereafter	1,242

41,921
Deferred license interest income	(2,673)

Total license installments receivable, net	$39,248

(j) Equipment and improvements

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(k) Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of undiscounted cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments in 2006, 2005, and 2004.

(l) Research and development and software costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of computer software developed for resale is accounted for in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Accordingly, capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date and, as a result, no internal costs were capitalized during 2006, 2005, and 2004. Amortization of capitalized software is included in the cost of software license. No amortization expense for internally developed capitalized software costs was charged to cost of software license during 2006, 2005, and 2004.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(m) Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share data)	Years Ended December 31,
	2006	2005	2004
Basic
Net income	$1,842	$5,192	$8,211

Weighted average common shares outstanding	35,229	35,774	35,691

Earnings per share, basic	$0.05	$0.15	$0.23

Diluted
Net income	$1,842	$5,192	$8,211

Weighted average common shares outstanding	35,229	35,774	35,691

Effect of assumed exercise of stock options and warrant	1,905	688	1,352

Weighted average common shares outstanding, assuming dilution	37,134	36,462	37,043

Earnings per share, diluted	$0.05	$0.14	$0.22

Outstanding options excluded as impact would be anti-dilutive	2,971	5,727	1,699

(n) Segment reporting

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

($ in thousands)	2006		2005		2004
United States	$79,903	63%	$66,459	66%	$72,689	70%
United Kingdom	19,741	16%	18,161	18%	11,930	12%
Europe, other	11,606	9%	10,732	11%	13,132	13%
Other	14,773	12%	4,857	5%	5,540	5%

	$126,023	100%	$100,209	100%	$103,291	100%

In 2006 and 2005, no customer accounted for more than 10% of the Company’s total revenue. In 2004, one customer accounted for approximately 10% of the Company’s total revenue. At December 31, 2006, two customers accounted for approximately 11% and 10% of outstanding trade receivables, respectively, and one other customer represented 12% of long and short-term license installments. At December 31, 2005, one customer accounted for approximately 19% of outstanding trade receivables and one other customer represented 13% of long and short-term license installments. At December 31, 2004, two customers represented 19% and 13% of outstanding trade accounts receivable, respectively. All of the aformentioned customers were different in 2006, 2005 and 2004 for total revenue, outstanding trade receivables and long and short-term license installments.

(o) Share-Based Compensation

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Paragraph 81 of FASB Statement 123R provides that for the purposes of calculating the pool of excess tax benefits (“APIC pool”), the Company should include the net excess tax benefits that would have qualified had the Company adopted FASB 123R from inception. The FASB issued FSP 123(R)-3, which provides an alternative transition method to calculate beginning pool of excess tax benefits. The Company elected to adopt the alternative transition method (“short cut method”) in calculating their historical APIC pool of windfall tax benefits in regards to its stock based compensation.

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

The Company periodically grants stock options for a fixed number of shares of common stock to its employees, directors and non-employee contractors, with an exercise price greater than or equal to the fair market value of the Company’s common stock at the date of the grant. In June 2006, the Company granted unrestricted common stock to members of its Board of Directors (other than Alan Trefler, the Company’s Chairman and Chief Executive Officer) in lieu of the annual stock option grant historically made. The Company recorded $274 thousand of compensation expense for this award. During 2006, the Company recorded $1.2 million of compensation expense for employee options. At December 31, 2006, the Company had five stock-based compensation plans, which are described more fully below. The following table presents the share-based compensation expense included in the Company’s consolidated statement of operations.

(in thousands, except per share amounts)	Year ended December 31, 2006
Stock-based compensation expense:
Cost of services	$286
Research and development	135
Selling and marketing	520
General and administrative	527

Total stock-based compensation before tax	1,468
Income tax benefit	(520)

Net share-based compensation expense	$948

Effect on earnings (loss) per share:
Basic	$(0.03)
Diluted	$(0.03)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for the options (“excess tax benefits”) to be classified as financing cash flows. There was approximately $442,000 of excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow for the year ended December 31, 2006, if the Company had not adopted SFAS 123R.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005
Expected volatility(1)	75%	70%
Expected post-vesting option life(2)	3.6 years	2.5 years
Interest rate (risk free)(3)	4.81%	4.27%
Expected annual dividend yield(4)	.97%	None

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.

(2)	The expected post-vesting option life for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.

(3)	The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

(4)	The expected annual dividend yield as shown in the chart above is based on the weighted average of the dividend yield assumption used for options granted during the period. As the Company has not granted dividends prior to the year ended December 31, 2006, options granted prior to the initial dividend of declaration were valued using a dividend yield of zero. Options granted after the initial dividend were valued using a dividend yield of 1.64%. The expected annual dividend yield was calculated based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

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

(in thousands, except per share amounts)	Year ended December 31, 2005	Year ended December 31, 2004
Net income	$5,192	$8,211
Add: Stock based compensation expense for stock options included in reported net income, net of income taxes	—	—
less: Total stock based compensation expense for stock options determined under fair value method, net of income taxes	(8,065)	(3,196)

Net income (loss), pro-forma	$(2,873)	$5,015

Earnings (loss) per share:
Basic—as reported	$0.15	$0.23
Basic—pro forma	$(0.08)	$0.14
Diluted—as reported	$0.14	$0.22
Diluted—pro forma	$(0.08)	$0.14

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shares reserved

As of December 31, 2006, 4.1 million shares were reserved for future issuance under the Company’s stock plans, consisting of 0.2 million shares for the Director Plan, 3.4 million shares for the 2004 Plan and 0.5 million shares for the 2006 Stock Purchase Plan. There were no shares remaining in the 1994 Plan and the 1996 Stock Purchase Plan.

The following table presents the combined stock option activity for the 1994 Plan, the 2004 Plan and the Director Plan for the year ended December 31, 2006:

	Shares (in thousands)	Weighted Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2004	8,440	$7.65
Granted	2,224	7.50
Exercised	(728)	3.98
Cancelled	(681)	10.43

Outstanding at December 31, 2004	9,255	7.70
Granted	1,682	8.04
Exercised	(342)	4.33
Cancelled	(867)	7.91

Outstanding at December 31, 2005	9,728	7.86	6.02
Granted	490	8.11
Exercised	(640)	5.46
Cancelled	(1,142)	8.70

Outstanding at December 31, 2006	8,436	$7.94	5.63	$24,658
Ending vested and expected to vest	8,188	$7.96	5.53	$23,973
Ending exercisable	7,500	$8.10	5.29	$21,569

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of the Company’s stock of $9.87 on December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was $6.6 million.

The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable at December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (in thousands)	Number of shares Exercisable (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Aggregate Intrinsic Value (in thousands)
$ 2.39-4.38	2,136	4.67	$4.12		1,902	4.46	$4.12
4.48-7.75	3,016	5.51	7.08		2,666	5.10	7.15
7.76-8.67	2,207	7.52	8.38		1,942	7.26	8.43
8.72-25.75	1,077	4.03	17.04		990	3.51	17.69

Total	8,436	5.63	7.94	$24,658	7,500	5.29	8.10	$21,569

As of December 31, 2006, unrecognized compensation expense related to the unvested portion of the Company’s employee stock options was approximately $1.5 million and is expected to be recognized over a weighted-average period of approximately 1.7 years.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2006 was $3.5 million. The actual tax benefit for the tax deductions from option exercises for year ended December 31, 2006 totaled $0.4 million.

During the second quarter of 2006, 37,905 unrestricted shares of the Company’s common stock were granted to members of its Board of Directors under the 2004 Long Term Incentive Plan. As this award was unrestricted, no awards remain unvested as of December 31, 2006. The weighted average grant date value per share of the awards was $7.25.

(p) Fair value of financial instruments

The principal financial instruments held consist of cash equivalents, investments, accounts receivable and accounts payable, capital lease obligations, and license installment receivables arising from license transactions. The carrying values of cash equivalents, investments, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. The fair value of license installment receivables approximates carrying value at December 31, 2006 and 2005.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(q) Acquired technology and goodwill

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is provided on a straight-line basis over the assets’ estimated useful lives. As of December 31, 2006 and 2005, intangible assets consisted of $1.4 million of technology acquired in a business combination with a net carrying value of zero and $29,000, respectively, and accumulated amortization of $1.4 million and $1.4 million, respectively. Amortization expense for this acquired technology was $29,000, $0.4 million, and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company performed the annual impairment test in the fourth quarters of 2006 and 2005 and determined that goodwill was not impaired.

(r) Deferred taxes

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

(s) Other recent pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires a company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial position and results of operations.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretations regarding the process of quantifying prior year financial statement misstatements for the purposes of a materiality assessment. SAB 108 provides guidance that the following two methodologies should be used to quantify prior year income statement misstatements: (i) the error is quantified as the amount by which the current period income statement is misstated and (ii) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. SAB 108 concludes that a company should evaluate whether a misstatement is material using both of these methodologies. The interpretation is effective for evaluations made on or after November 15, 2006. The adoption of SAB 108 will not have a material effect on the Company.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. VALUATION AND QUALIFYING ACCOUNTS

The Company maintains allowances for bad debts based on factors such as the composition of accounts receivable, historical bad debt experience, and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. The Company’s allowance for doubtful accounts was $0.4 million at December 31, 2006, 2005 and 2004. The following reflects the activity of the allowance for doubtful accounts for each of three years ended December 31:

($ in thousands)	2006	2005	2004
Balance at beginning of year	$365	$365	$365
Provision for doubtful accounts	—	—	—
Write-offs	—	—	—

Balance at end of period	$365	$365	$365

The Company records allowances for estimates of potential sales credit memos when the related revenue is recorded and review those allowances periodically. The Company based these estimates on historical analyses of credit memo data, current economic trends, assumptions about future events and its experience with customer disputes. The Company’s allowance for credit memos was $1.2 million at December 2006, $0.5 million at December 31, 2005 and $0.6 million at December 31, 2004. During the first quarter of 2005, we refined our estimate of allowances for sales credit memos, which resulted in an increase in services revenue of $0.3 million. The following reflects the activity of the allowance for credit memos for each of three years ended December 31, 2006:

($ in thousands)	2006	2005	2004
Balance at beginning of year	$470	$642	$815
Provision for credit memos	2,375	378	224
Credit memos issued	(1,607)	(550)	(397)

Balance at end of period	$1,238	$470	$642

3. EQUIPMENT AND IMPROVEMENTS AND COMPUTER SOFTWARE FOR INTERNAL USE

(a) Equipment and improvements

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

(in thousands)	December 31, 2006	December 31, 2005
Computer equipment	$4,240	$3,669
Furniture and fixtures	2,199	2,004
Leasehold improvements	2,778	2,053
Equipment under capital leases	594	594

	9,811	8,320
Less: accumulated depreciation and amortization	(7,358)	(6,373)

Equipment and improvements, net of accumulated depreciation	$2,453	$1,947

Depreciation expense was approximately $1.3 million, $0.7 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004.

During the years ended December 31, 2006, 2005 and 2004 the Company recorded disposals of approximately $0.4 million, $0.7 million and $6.9 million, respectively, of computer equipment, furniture and fixtures and leasehold improvements. Nearly all of the assets written off during 2006, 2005 and 2004 were fully depreciated, resulting in immaterial losses on disposal.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(b) Computer software for internal use

The Company capitalized and amortized costs associated with computer software developed or purchased for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) . The Company amortized capitalized software costs generally over three years commencing on the date the software is placed into service. During 2006 and 2005, the Company capitalized costs totaling $0.4 million and $0.3 million for computer software developed for internal use, respectively. The amortization expense was approximately $0.2 million for the year ended December 31, 2006. The capitalized costs of $0.3 million in 2005 related to computer software developed for internal use that was placed into service in 2006. The cost and accumulated amortization of computer software for internal use consisted of the following:

(in thousands)	December 31, 2006	December 31, 2005
Computer software purchased	$2,441	$2,575
Computer software developed for internal use	721	—
Computer software developed for internal use, not yet placed in service	—	317

	3,162	2,892
Less: accumulated depreciation and amortization	(2,108)	(2,047)

Computer software for internal use, net of accumulated amortization	$1,054	$845

Amortization expense was approximately $0.4 million, $0.3 million and none for the years ended December 31, 2006, 2005 and 2004.

During the years ended December 31, 2006, 2005 and 2004 the Company recorded disposals of approximately $0.4 million, none and $0.4 million, respectively, of purchased software. Nearly all of the assets written off during 2006, 2005 and 2004 were fully depreciated, resulting in immaterial losses on disposal.

4. STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. The Board of Directors has the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. The Company had not issued any shares of preferred stock through December 31, 2006.

(b) Common stock

The Company has 70,000,000 authorized shares of common stock, $.01 par value per share, of which 35,308,978 shares were issued and outstanding at December 31, 2006.

At the end of 2004, the Company’s Board of Directors authorized the repurchase of up to $10 million of its outstanding common stock (the “Initial Program”). During 2006, the Company repurchased 518,981 shares for $3.7 million under the initial program in open market purchases. That authorization was completed during the second quarter of 2006.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth information regarding Pegasystems repurchases of its common stock, under the Initial Program, during the year ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Initial Program (in thousands)
January 2006	—	$—	—	$4,123
February 2006	—	—	—	4,123
March 2006	41,994	$7.42	999,106	3,812
April 2006	—	—	—	3,812
May 2006	224,092	$7.15	1,223,198	2,210
June 2006	252,895	$7.03	1,476,093	Program Complete

Total	518,981	$7.11

On May 30, 2006, the Company announced that its Board of Directors approved a new $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007 (the “New Program”). Under the New Program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the New Program may be made from time to time on the open market or in privately negotiated transactions. During 2006, the Company repurchased 443,439 shares for $3.1 million under the New Program in open market purchases. The New Program may be suspended or discontinued at any time without prior notice.

The following table sets forth information regarding Pegasystems repurchases of its common stock, under the New Program, during the year ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The New Program (in thousands)
July 2006	221,542	$6.53	221,542	$8,554
August 2006	141,500	7.25	363,042	7,529
September 2006	80,397	8.17	443,439	6,872

Total	443,439	$7.05

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(c) 1994 Long-term incentive plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of December 31, 2006, options to purchase an aggregate of 4.9 million shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

(d) 1996 Non-employee director stock option plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the grant to non-employee Directors of the Company of options to purchase shares of its common stock. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to provide for (i) the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors following the annual meeting of stockholders (commencing in 2000), of a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. The Compensation Committee administers the Director Plan. At December 31, 2006, there were outstanding options under the Director Plan to purchase an aggregate of 220,000 shares. The Company does not intend to issue any options under the Director Plan in the future.

(e) 1996 Employee stock purchase plan

In 1996, the Company adopted a 1996 Employee Stock Purchase Plan (the “1996 Stock Purchase Plan”) pursuant to which its employees were entitled to purchase up to an aggregate of 1.0 million shares of common stock at a price equal to 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less. During 2005, the Company amended the 1996 Stock Purchase Plan to provide that, for each offering period beginning on May 1, 2005 or later, employees are entitled to purchase shares of common stock at a price equal to 95% of the fair market value on the completion date of the offering period. As of December 31, 2006, there had been fifteen offerings under the plan and approximately 0.8 million shares had been issued thereunder. The 1996 Stock Purchase Plan is tax qualified and as of December 31, 2006 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes. The 1996 Stock Purchase Plan terminated on November 1, 2006.

(f) 2004 Long-term incentive plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of December 31, 2006, a total of 7 million shares of common stock had been authorized under the 2004 Plan, approximately 3.3 million shares were subject to outstanding options and approximately 3.4 million shares were available for issuance. Beginning June 2006, each member of the Company’s Board of Directors (except the Company’s Chairman and Chief Executive Oficer) is entitled to receive on an annual basis a number of shares of unrestricted common stock equal to $55,000 divided by the fair market value of its common stock on the grant date. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

(g) 2006 Employee stock purchase plan

In 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 Stock Purchase Plan”) pursuant to which the Company’s employees are entitled to purchase up to an aggregate of 500,000 shares of common stock at a price equal to 85% of the

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as the Company’s Board of Directors may establish from time to time. For the first offering under the 2006 Stock Purchase Plan and for future offerings until the Company’s Board of Directors determines otherwise, the Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. The first offering period under the 2006 Stock Purchase Plan began November 1, 2006. As of December 31, 2006, no shares had been issued.

The 2006 Stock Purchase Plan is tax qualified and as of December 31, 2006, no compensation expense related to shares issued under the plan had been recognized for financial statement purposes.

(h) Dividends

On May 30, 2006, the Board of Directors of the Company approved an ongoing quarterly cash dividend of $0.03 per share, payable to stockholders of record as of July, 2 and October 2, 2006 and January 2, 2007. Accordingly, the Company paid cash dividends in July and October 2006 and January 2007 of $1.1 million, $1.0 million and $1.1 million, respectively.

(i) Warrants summary

In October 2006, the Company issued 2,586 shares of its common stock in connection with an exercise of warrants issued as part of the consideration for the Company’s acquisition of 1mind Corporation in 2002. These warrants were exercised by one former stockholder of 1mind. The consideration for these exercises was paid in the form of the surrender of 259 shares of the Company’s common stock under the warrants as a net exercise, which shares were valued at a total of approximately two thousand dollarsbased on the average closing price of the Company’s common stock over the ten consecutive trading days ending on the third trading day prior to the date of exercise.

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

As of December 31, 2006, there were outstanding warrants to purchase 39,191 shares of the Company’s common stock with a weighted average fair value of $2.40 per share and a weighted average exercise price of $6.92 per share.

5. COMMITMENTS AND CONTINGENCIES

As of December 31, 2006, the Company did not have material commitments for capital or operating expenditures other than a purchase commitment for customer support services and capital and operating leases. The purchase commitment for customer support services covers quality assurance and engineering support for legacy software. The Company leases certain equipment under a non-cancelable capital lease. Our principle administrative, sales, marketing support, and research and development operations are located in a 108,728 square foot facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to the Company’s option to extend for two additional five-year periods. The Company also leases space for its other offices in the United States, Canada, Australia, France, Hong Kong and the United Kingdom. These leases expire at various dates through 2010.

In July 2006, the Company entered into an agreement to lease additional space in its Cambridge, Massachusetts facility. The lease for this additional space expires in 2013, subject to the Company’s option to extend for two additional five-year periods. Under a tenant improvement allowance, the agreement allows the Company to collect reimbursement, up to approximately $864,000, of the costs associated with the build-out of this space. As of December 31, 2006, the Company has incurred approximately $342,000 in costs related to this build-out.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2006, the Company’s known contractual obligations, including future minimum rental payments required under capital and operating leases with non-cancelable terms in excess of one year were as follows:

(in thousands) For the calendar year	Purchase Obligations	Capital Lease	Operating Leases

2007	$2,190	$64	$4,104
2008	690	—	4,108
2009	—	—	4,125
2010	—	—	3,882
2011	—	—	4,060
2012 and thereafter	—	—	5,632

Net minimum obligations	$2,880	$64	$25,911

Less: amount representing interest		(1)

Present value of minimum lease payments		63
Less: current portion		(63)

Capital lease obligation, net of current portion		$—

Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of December 31, 2006, deferred rent of approximately $1.8 million was included in other long-term liabilities. Total rent expense under operating leases was approximately $3.7 million, $3.7 million and $4.2 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company is a party in various contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

6. INCOME TAXES

The components of income before provision (benefit) for income taxes are as follows for the years ended December 31,:

(in thousands)	2006	2005	2004
Domestic	$(643)	$4,397	$10,053
Foreign	1,830	922	1,103

Total	$1,187	$5,319	$11,156

The components of the provision (benefit) for income taxes are as follows for the years ended December 31,:

(in thousands)	2006	2005	2004
Current:
Federal	$422	$213	$276
State	187	135	111
Foreign	393	63	476

Total current	1,002	411	863

Deferred:
Federal	(1,328)	(220)	2,171
State	(423)	(143)	(118)
Foreign	94	79	29

Total deferred	(1,657)	(284)	2,082

Total provision (benefit)	$(655)	$127	$2,945

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit and tax credits	(24.1)	(2.9)	0.3
Permanent differences	14.2	2.2	0.8
Extraterritorial income exclusion	(59.1)	(18.2)	(8.2)
Federal research and experimentation credit	(20.5)	(3.0)	(2.1)
Tax effects of foreign activities	(24.3)	(4.1)	1.0
Changes in deferred tax liabilities	7.4	(1.6)	0.2
Provision to return adjustments	1.7	(1.9)	(0.6)
Tax exposure reserve	13.7	(1.4)	0.2
Valuation allowance	0.9	(2.0)	(0.5)
Other	(0.1)	0.3	0.3

Effective income tax rate	(55.2)%	2.4%	26.4%

The difference in the Company’s effective federal tax rate for 2006, as compared to the statutory rate, was primarily the result of changes to the following tax provision items: extra-territorial income exclusions, federal and state credits, foreign tax refunds and overpayments, all of which reduced the Company’s effective tax rate. These decreases in the rate were offset by permanent differences for meals and entertainment, and an increase to tax contingency reserve.

The Company has provided reserves for certain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate in the period that additional facts become known. The reserve for tax uncertainties totaled approximately $2 million as of December 31, 2006, 2005, and 2004.

(in thousands)	2006	2005
Software revenue	$(15,368)	$(22,172)
Project Costs	—	(1,107)
Depreciation	794	879
Accruals and reserves	2,676	1,845
Unrealized loss on investments	224	406
Net operating loss carry forwards	4,150	11,583
Tax credit carry forwards	8,948	8,025

Net deferred tax assets	1,424	(541)
Less valuation allowances	(806)	(1,048)

Net deferred income taxes	$618	$(1,589)

Reported as:
Current deferred tax asset, included in other current assets	$2,962	$—
Current deferred tax liability, included in accounts payable and accrued expenses	—	(413)
Long-term deferred income taxes	(2,344)	(1,176)

Net deferred income taxes	$618	(1,589)

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A valuation allowance has been provided for certain deferred tax assets when it is not more likely than not that the Company will realize the entire benefit of the assets. The $0.2 million decrease in the valuation allowance during 2006 was primarily due to realization of tax benefits generated on the exercise of stock options which was recorded directly to equity. Included in the valuation allowance at December 31, 2006 was approximately $0.4 million related to acquired tax loss and credit carry forwards, which if utilized will reduce goodwill. These acquired tax benefits are subject to limitation by the provisions of Section 382 of the Internal Revenue Code. Also included in the valuation allowance at December 31, 2006 was approximately $0.3 million related to tax benefits generated on the exercise of stock options, which will be recorded directly to equity when realized. The $0.3 million decrease in valuation allowance during 2005 was primarily due to realization of tax benefits generated on the exercise of stock options which was recorded directly to equity, and to expiring tax credits. The $0.1 million decrease in valuation allowance during 2004 was primarily due to expiring tax credits.

At December 31, 2006, the Company had alternative minimum tax (“AMT”), and research and experimentation (“R&E”) net credit carry forwards for federal and state purposes of approximately $8.9 million, available to offset future taxable income. The carry forward period for the AMT credit is unlimited. The R&E credit carry forwards generally expire between 2007 and 2026.

As of December 31, 2006, the Company had available U.S. net operating loss carry forwards of approximately $10.5 million. The operating loss carry forwards expire between 2007 and 2020. These carry forwards may be used to offset future income taxes payable at the federal and state levels, if any, and are subject to review by the U.S. Internal Revenue Service and various state taxing authorities.

The Company has provided reserves for certain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate in the period that additional facts become known. The reserve for tax uncertainties totaled approximately $2 million as of December 31, 2006 and 2005.

As of December 31, 2006, a provision had not been made for the U.S. or additional foreign taxes on $5.2 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because the Company plans to keep these amounts permanently reinvested overseas.

7. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution retirement plan for qualifying employees pursuant to which the Company makes discretionary matching profit sharing contributions. Company contributions under the plan totaled approximately $0.8 million in 2006, $0.6 million in 2005, and $0.6 million in 2004.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2006
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$29,199	$27,331	$33,524	$35,969
Gross profit	15,081	16,282	18,357	22,540
Income (loss) from operations	(2,768)	(2,958)	(2,059)	672
Income before provision for income taxes	(961)	(618)	10	2,756
Net income (loss)	(911)	(259)	(410)	3,422
Earnings per share, basic	$(0.03)	$(0.01)	$(0.01)	$0.10
Earnings per share, diluted	$(0.03)	$(0.01)	$(0.01)	$0.09

	2005
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$24,413	$22,895	$27,156	$25,745
Gross profit	17,160	15,407	17,819	16,482
Income (loss) from operations	37	(381)	2,026	(464)
Income before provision for income taxes	910	232	3,336	841
Net income	610	152	2,248	2,182
Earnings per share, basic	$0.02	$0.00	$0.06	$0.06
Earnings per share, diluted	$0.02	$0.00	$0.06	$0.06

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective as of that date, due to the material weaknesses in our internal control over financial reporting described below.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a “material weakness” as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

(i) Accounting for Certain Complex Software Revenue Recognition Transactions. Management identified a material weakness as of December 31, 2005 related to the ability of the Company’s revenue accounting staff to apply general accepted accounting principles as they relate to the recognition of revenue on transactions containing complex and non-standard terms. The Company made meaningful progress addressing this material weakness during 2006. We assessed the expertise of our staff responsible for revenue recognition and addressed any identified deficiencies. In particular, we improved our ability to identify when customer contracts contain non-standard terms. We also improved our research protocol so that we more fully understand the applicable accounting for such terms. Nonetheless, as of December 31, 2006, management determined that this material weakness had not yet been effectively remediated, and remained a material weakness as of that date.

(ii) Accounting for Income Taxes. Management identified a significant deficiency as of December 31, 2004 related to insufficient technical review and supervision of tax decisions including various estimates. This significant deficiency had not been effectively remediated as of December 31, 2005, and management therefore determined this deficiency to be a material weakness as of that date. The Company made meaningful progress addressing the deficiency during 2005 and 2006. We added additional technical resources to assist in the preparation and review of our tax decisions. We also improved the underlying tax preparation and review procedures. We also conducted additional training and implemented enhanced tax preparation software. Nonetheless, as of December 31, 2006, management determined that this material weakness had not yet been effectively remediated, and remained a material weakness as of that date.

(iii) Accounting for Service Revenue Recognition Transactions. In September 2005, as part of the normal periodic review by the Securities and Exchange Commission (the “SEC”) of public company filings, we began a series of communications with the SEC regarding, among other things, our method of accounting for certain multiple element arrangements that include software, fixed-price services that are not considered essential to the functionality of the other elements of those arrangements, and software maintenance services. As a result of these communications, we concluded that we should revise our method of accounting for these arrangements and for certain other arrangements involving fixed-price services. We also reviewed our accounting for time and materials fees for professional services engagements. We determined that we had not properly recognized revenue earned at the end of each quarter for time and materials services provided but not yet invoiced. We have revised our accounting procedures to correctly record revenue on these services.

As a result of these revisions, we restated our previously issued financial statements and other financial information for the years 2005, 2004 and 2003, financial information for the years 2002 and 2001 and for each of the quarters in the years 2005 and 2004. We also restated our previously issued financial statements and other financial information for the first and second quarters of 2006. In connection with these restatements, management determined that there existed a material weakness in internal control over financial reporting relating to management’s oversight and determination of the appropriate accounting treatment for arrangements involving professional services.

(iv) Periodic Financial Close Process. Management has determined that the Company’s controls and procedures relating to the periodic financial close process were inadequate and ineffective as of December 31, 2006. Specifically, management determined that a material weakness existed in the Company’s controls and procedures with respect to (a) the timely disposition of required adjustments identified through the period-end account analysis and reconciliation process, (b) the accurate and consistent preparation of all required analyses in accordance with the Company’s defined closing process in the appropriate accounting period, and (c) accounting for complex non-routine transactions. As a result of this material weakness, material post-closing adjustments were identified and posted to the Company’s books and records and financial statements. These adjustments, which are reflected in the Company’s financial statements as of and for the year ended December 31, 2006, caused changes in assets, liabilities, stockholders’ equity, revenues and expenses. This material weakness could continue to impact the balances in all of the accounts previously mentioned.

We are diligently working to remediate these material weaknesses. To address the material weakness described in clause (i) above, we are further improving our protocols for the review of complex transactions and conducting additional training of our revenue recognition staff. To address the material weakness described in clause (ii) above, we are further evaluating our procedures for the review and calculation of our tax provisions. To address the material weakness described in clause (iii) above, we have changed the methods by which we account for such arrangements, and applied these changes retroactively to our previously issued financial statements for the years 2005, 2004 and 2003, and to financial information for the years 2002 and 2001, and to our previously issued financial statements for the first and second quarters of 2006. Our revised methods of accounting for such arrangements are described under Revenue Recognition in Critical Accounting Policies in this 2006 Annual Report on Form 10-K. We are also improving the expertise of our staff responsible for revenue recognition with respect to the proper method of accounting for arrangements involving professional services. To address the material weakness described in clause (iv) above, we are reviewing our controls and procedures relating to the periodic financial close process and determining which specific improvements need to be implemented.

(b) Management’s report on Internal Control over Financial Reporting and Attestation of Independent Registered Public Accounting Firm. The report of our management regarding internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in Item 8 of this Annual Report on Form 10-K on pages 34 and 35.

(c) Changes in Internal Control over Financial Reporting. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Not applicable.

PART III

ITEM 10 DIRECTORS’ EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Board of Directors

There are currently six members of our Board of Directors, each of whom serves for a one-year term expiring at each annual meeting of stockholders.

The following information, which is as of January 31, 2007, is furnished with respect to each of our Directors. The information presented includes information each Director has given us about his age, all positions he holds with us, his principal occupation and business experience during the past five years, and the names of other publicly-held companies of which he serves as a Director. There are no family relationships among any of our Directors. Information about the number of shares of common stock beneficially owned by each Director, directly and indirectly, as of January 31, 2007, appears below in Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Alexander V. d’Arbeloff, 79, has been a Director of Pegasystems since August 2000. In December 2000, he was elected a member of our Compensation Committee, and in April 2004, he was elected a member of our Nominating Committee. In 1960, Mr. d’Arbeloff co-founded Teradyne, Inc., a leading manufacturer of automatic test equipment and interconnection systems for the electronics and telecommunications industries. Mr. d’Arbeloff served as President and Chief Executive Officer of Teradyne until May 1997, and remained Chairman of the Board until June 2000. Between 1989 and 2003, Mr. d’Arbeloff was a member of the MIT Corporation, and served as its Chairman from July 1997 to June 2003. Since 2003, Mr. d’Arbeloff has served as a professor at the MIT Sloan School of Management and as an emeritus member of the MIT Corporation. Mr. d’Arbeloff also serves on the boards of several private companies.

Richard H. Jones, 55, joined Pegasystems in October 1999, serving as President and Chief Operating Officer until September 2002. Mr. Jones has been a part-time employee of Pegasystems since July 2002. He was elected a Director of Pegasystems in November 2000, and became Vice Chairman in September 2002. From 1995 to 1997, he served as a Chief Asset Management Executive and member of the Operating Committee at Barnett Banks, Inc., which at the time was among the nation’s 25 largest banks. He served as Chief Executive Officer of Fleet Investment Services, a brokerage and wealth management organization from 1991 to 1995. His prior experience also includes serving as Executive Vice President with Fidelity Investments, an international provider of financial services and investment resources, and as a principal with the consulting firm of Booz, Allen & Hamilton. Mr. Jones holds an undergraduate degree from Duke University, with majors in both economics and management science. He also holds an M.B.A. degree from the Wharton School of the University of Pennsylvania. Since June 1995, Mr. Jones has served as Chairman of Jones Boys Ventures, a retailer.

Steven F. Kaplan, 50, has been a Director of Pegasystems since August 1999. In December 2000, he was elected a member of our Audit Committee, and in April 2004, he was elected a member of our Nominating Committee. Mr. Kaplan has served as a general partner of Riverside Partners, LLC, a private equity firm, since October 2006. He has been President of Kaplan Advisors LLC, a financial and strategy consulting firm, since January 2004. He was a Managing Director of The Audax Group, a private equity and venture capital firm, from January 2000 until December 2003. From 1998 to 2000, Mr. Kaplan was affiliated with Texas Pacific Group, a private equity firm, and he served as President, Chief Operating Officer and Chief Financial Officer of Favorite Brands International Holding Corp., a confectionery company controlled by Texas Pacific Group. From 1996 to 1997, Mr. Kaplan was Executive Vice President and Chief Financial Officer of the Coleman Company, an international manufacturer of camping, outdoor recreation and hardware equipment. Mr. Kaplan holds an MS in Management, a BS in Electrical Engineering and Computer Science and a BS in Management Science from the Massachusetts Institute of Technology.

James P. O’Halloran, 74, has been a Director of Pegasystems since 1999. In November of 2004, he was elected a member of our Audit and Nominating Committees, and in April 2005, he was elected a member of our Compensation Committee. From June 1999 to August 2001, he was the Senior Vice President, Chief Financial Officer, Treasurer, and Secretary of Pegasystems. From 1991 to 1999 he served as President of G & J Associates, Ltd., a financial consulting firm. From 1956 to 1990, he was with the international accounting firm of Arthur Andersen LLP, serving as an audit partner from 1967 to his retirement in 1990. From August 2002 to February 2004, Mr. O’Halloran served as President and Chief Operating Officer of FabTech Industries of Brevard, Inc., a certified supplier of precision components for the aerospace, defense, medical, fuel cell and high tech industries. Since 1993, he has served as a Director of ASA International Ltd., a software firm focusing on business applications for small and medium-sized companies. Since 2004, he has served as a Director of Omtool, Ltd, a software firm focusing on electronic business document exchange systems.

Alan Trefler, 50, a founder of Pegasystems, served as President until October 1999 and has been Chief Executive Officer and a Director since Pegasystems was organized in 1983. Prior to that, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a degree in economics and computer science from Dartmouth College.

William W. Wyman, 69, has been a director of Pegasystems since June 2000. In December 2000, he was elected a member of our

Audit Committee, in April 2004 he was elected a member of our Nominating Committee, and in June 2006 he was elected a member of our Compensation Committee. In 2001, Mr. Wyman served as the Chief Executive Officer of Predictive Systems, Inc., which was a systems consulting and installation company. Since 1993, Mr. Wyman has been an advisor to Castle Harlan, Inc., a private equity firm, and since 1995, Mr. Wyman has been an advisor to The Sprout Group, which is also a private equity firm. In 1984, Mr. Wyman co-founded Oliver Wyman and Company, a management consulting firm serving large financial institutions. He served as Managing Partner until 1995, when he became a counselor to chief executives of several companies, and a director for a number of companies in the technology and financial sectors. Since 2005, Mr. Wyman has served as a Director of Datascope Corp., a public company that manufactures medical devices. Prior to 1984, Mr. Wyman was a senior partner at Booz, Allen & Hamilton, where he served as President of the Management Consulting Group and head of the Financial Industries Practice. Mr. Wyman holds a degree in economics with honors from Colgate University and an MBA degree from the Harvard Business School.

Executive Officers

The information required by this item with respect to our executive officers is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

Corporate Governance

We believe that good corporate governance is important to ensure that Pegasystems is managed for the long-term benefit of its stockholders and are committed to having sound corporate governance principles. During the past year, we continued to review our corporate governance policies and practices and to compare them to those suggested by various authorities in corporate governance and the practices of other public companies. We have also continued to review the provisions of the Sarbanes-Oxley Act of 2002, the existing and proposed rules of the SEC and the listing standards of the NASDAQ Global Select Market (“Nasdaq”). Our corporate governance principles are described on the “Governance” section of our website at www.pega.com.

We have adopted a written Code of Conduct that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

You can access our current committee charters and Code of Conduct in the “Governance” section of our website at www.pega.com or by writing to:

Shawn Hoyt

General Counsel and Secretary

Pegasystems Inc.

101 Main Street

Cambridge, MA 02142

Phone: (617) 374-9600

Determination of Independence

Our Board of Directors has determined that none of Messrs. d’Arbeloff, Kaplan, O’Halloran or Wyman has a material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and that each of these Directors is “independent” within the meaning of Nasdaq’s director independence standards. Our Board of Directors has further determined that each of the members of our Audit Committee, Compensation Committee and Nominating Committee has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is “independent” within the meaning of Nasdaq’s director independence standards. In addition, William Keough and Edward Maybury served on the Board of Directors from January 1, 2006 until May 30, 2006. During such period, both Messrs. Keough and Maybury were determined by the Board of Directors to be “independent” within the meaning of Nasdaq’s director independence standards. There were no other transactions, relationships or arrangements not disclosed in this Annual Report on Form 10-K that were relevant to the independence of the persons serving as members of our Board of Directors in 2006.

Director Candidates

Our stockholders may recommend Director candidates for inclusion by the Board of Directors in the slate of nominees which the Board recommends to our stockholders for election. The qualifications of recommended candidates will be reviewed by our Nominating Committee. If the Board determines to nominate a stockholder-recommended candidate and recommends his or her election as a Director by the stockholders, the name will be included in our proxy card for the stockholders meeting at which his or her election is recommended.

Stockholders may recommend individuals for the Nominating Committee to consider as potential Director candidates by submitting their names and background to the “Pegasystems Inc. Nominating Committee” c/o Pegasystems Inc., 101 Main Street, Cambridge, MA 02142, Attention: General Counsel and Secretary. The Nominating Committee will consider a recommendation only if appropriate biographical information and background material is provided on a timely basis. The process followed by the Nominating

Committee to identify and evaluate candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating Committee and the Board. Assuming that appropriate biographical and background material is provided for candidates recommended by stockholders, the Nominating Committee will evaluate those candidates by following substantially the same process, and applying the same criteria, as for new candidates submitted by Board members.

In considering whether to recommend any candidate for inclusion in the Board’s slate of recommended Director nominees, including candidates recommended by stockholders, the Nominating Committee will apply the criteria appended to the Nominating Committee’s charter. These criteria include the candidate’s integrity, business acumen, experience, commitment, diligence, conflicts of interest and the ability to act in the interest of all stockholders. The Nominating Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of the Directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. No material changes have been made to these procedures since the filing of our proxy statement with respect to the Company’s 2006 Annual Meeting of Stockholders. We did not pay any third party a fee to assist in evaluating and identifying Director nominees in 2006. During 2006, no Director candidate was recommended to us by any beneficial owner of more than 5% of our common stock.

Communications from Stockholders and Other Interested Parties with the Board

The Board of Directors will give appropriate attention to written communications on issues that are submitted by stockholders and other interested parties, and will respond if and as appropriate. Absent unusual circumstances or as contemplated by committee charters, the Chairman of the Board of Directors will, with the assistance of our General Counsel and Secretary, (1) be primarily responsible for monitoring communications from stockholders and other interested parties and (2) provide copies or summaries of such communications to the other Directors as he considers appropriate.

Communications will be forwarded to all Directors if they relate to substantive matters and include suggestions or comments that the Chairman of the Board of Directors considers to be important for the Directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to personal grievances and matters as to which we tend to receive repetitive or duplicative communications.

Stockholders and other interested parties who wish to send communications on any topic to the Board should address such communications to:

Chairman of the Board of Directors

c/o Pegasystems Inc.

101 Main Street

Cambridge, MA 02142

Attention: General Counsel and Secretary

Board of Directors Meetings and Committees

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance, rather than day-to-day operations. The Board’s primary responsibility is to oversee the management of the Company and, in so doing, serve the best interests of the Company and its stockholders. The Board selects, evaluates and provides for the succession of executive officers and, subject to stockholder election each year at our annual meeting, Directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. It participates in decisions that have a potential major economic impact on us. Management keeps the Directors informed of company activity through regular written reports and presentations at Board and committee meetings.

The Board of Directors met eight times in 2006. During 2006, each of our Directors attended 100% of the total number of meetings of the Board of Directors and the committees of which such Director was a member, except that Mr. Wyman was absent from the meeting of the Board of Directors on November 20, 2006. The Board has standing Audit, Compensation and Nominating Committees. Each committee has a charter that has been approved by the Board. Each committee reviews the appropriateness of its charter and performs a self-evaluation periodically. Messrs. Jones and Trefler are the only Directors who are also employees of Pegasystems. Our Directors who are also employees do not participate in any portions of meetings at which their compensation is evaluated. All members of all committees are non-employee Directors.

Executive sessions of non-employee Directors are held periodically each year, generally in conjunction with regularly scheduled meetings of the full Board. Any non-employee Director can request that an additional executive session be scheduled.

It is our policy that Directors should attend annual meetings of stockholders. Alexander d’Arbeloff and William Wyman were unable to attend the 2006 annual meeting of stockholders.

Audit Committee

The current members of our Audit Committee are Messrs. Kaplan (Chairman), O’Halloran and Wyman. Mr. O’Halloran qualifies as an “audit committee financial expert” under SEC rules. Each of Messrs. Kaplan, O’Halloran and Wyman is an “independent director” under applicable SEC and Nasdaq rules governing the qualifications of the members of audit committees. In addition, our Board of Directors has determined that each member of the Audit Committee is financially sophisticated in accordance with applicable Nasdaq standards. None of Messrs. Kaplan, O’Halloran and Wyman serves on the audit committees of more than two other public companies. The Audit Committee met 19 times during 2006. The responsibilities of our Audit Committee and its activities during 2006 will be described in the Report of the Audit Committee contained in our proxy statement for our 2007 Annual Meeting of Stockholders.

The charter of the Audit Committee can be found on the “Governance” section of our website at www.pega.com.

Compensation Committee

The current members of the Compensation Committee are Messrs. d’Arbeloff, O’Halloran (Chairman), and Wyman. From January 1, 2006 until May 30, 2006, the Compensation Committee consisted of Messrs. D’Arbeloff, O’Halloran and Edward Maybury. The Board has determined that each of Messrs. d’Arbeloff, O’Halloran, and Wyman is independent as defined under applicable Nasdaq rules. Our Compensation Committee held five meetings during 2006. The Compensation Committee evaluates and sets the compensation of our Chief Executive Officer and approves the salaries and bonuses of our other executive officers. The Compensation Committee also oversees the evaluation of management by the Board of Directors. The Compensation Committee also approves the grant of stock options and other stock incentives (within guidelines established by our Board of Directors) to our officers and employees. The responsibilities of our Compensation Committee and its activities during 2006 are further described in the Compensation Discussion and Analysis and the Report of the Compensation Committee on Executive Compensation, each of which is contained in Item 11 of this Annual Report on Form 10-K.

The charter of the Compensation Committee can be found on the “Governance” section of our website at www.pega.com.

Nominating Committee

The current members of the Nominating Committee are Messrs. d’Arbeloff, Kaplan, O’Halloran and Wyman. The Board has determined that each of Messrs. d’Arbeloff, Kaplan, O’Halloran and Wyman is independent as defined under applicable Nasdaq rules. The purpose of the Nominating Committee is to identify qualified individuals as needed to become Board members and recommend to the Board the persons to be nominated by the Board for election as Directors at the annual meeting of stockholders. The Nominating Committee is authorized to retain any such advisers or consultants it deems necessary or appropriate to carry out its responsibilities. For information relating to nominations of Directors by our stockholders, see “Director Candidates” above. The Nominating Committee met in March 2007 to consider and recommend to the full Board of Directors the nominees for election as a Director at the 2007 Annual Meeting of Stockholders.

The charter of the Nominating Committee can be found on the “Governance” section of our website at www.pega.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers, and the holders of more than 10% of our common stock, to file reports with the SEC disclosing their ownership of our stock and changes in such ownership. Officers, Directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of our records and written representations by persons required to file these reports, during 2006, all filing requirements under Section 16(a) were complied within a timely fashion.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee were, at any time during 2006 or in the three prior years, an officer or employee of ours or any of our subsidiaries. None of them had any relationship with us during 2006 that was required to be disclosed under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

None of our executive officers served as a Director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on our Board of Directors or Compensation Committee.

ITEM 11 EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Oversight of Compensation Programs

The Compensation Committee. The Compensation Committee of our Board of Directors (the “Compensation Committee”) oversees all of the compensation programs that we offer to our executive officers. You can find further information regarding the composition, responsibilities and charter of the Compensation Committee under Item 10 of this Annual Report on Form 10-K.

The Committee’s schedule of meetings, and the agendas for those meetings, are established by our Vice President of Human Resources, Carmelina Procaccini, with input from the Chair of the Compensation Committee, James O’Halloran, and our Chief Executive Officer, Alan Trefler. The Compensation Committee may retain the services of advisors and it has the budgetary authority to hire such advisors as it deems necessary.

Compensation Consultant. In 2006, the Company’s management continued to utilize The Bostonian Group for consulting services regarding both health benefits and its 401(k) defined contribution plan. The Bostonian Group assists with benefit plan design, vendor assessment, cost considerations and plan oversight. Members of The Bostonian Group participate in meetings of the Company’s internal 401(k) Committee (which is composed of representatives from the Company’s finance and human resources departments) and provide market data and regulatory updates.

The Compensation Committee does not currently engage its own outside consultant for advice. The Compensation Committee is comfortable with the benchmarking data and other supporting information provided by the Company and believes it is adequately experienced and equipped to address the relevant issues. The Compensation Committee also believes that, other than the services provided by The Bostonian Group described above, outside consultants are unnecessary at this time because our executive officers' compensation is primarily composed of base salary, bonus and stock option grants, and does not include more complex elements such as deferred compensation plans.

Role of Executives in Establishing Compensation. Our Vice President of Human Resources, Carmelina Procaccini, researches appropriate types and levels of compensation for our executive officers and creates preliminary recommendations based on that research. Mr. Trefler and our Chief Financial Officer, Craig Dynes, review those preliminary recommendations and provide additional guidance. Ms. Procaccini then presents the final recommendations of management to the Compensation Committee for review and discussion. Ms. Procaccini, Mr. Trefler, and Shawn Hoyt, our General Counsel and Secretary, generally attend meetings of the Compensation Committee, but do not attend the executive sessions, which are held periodically by the Committee without members of management present.

The Compensation Committee may form and delegate its authority to one or more subcommittees of members of the Compensation Committee as it deems appropriate from time to time under the circumstances (including a subcommittee consisting of a single member of the Compensation Committee). The Compensation Committee does not delegate decisions regarding the compensation of executive officers to management, except that, for 2007, fifty percent (50%) of each executive officer’s cash bonus will also be tied to the attainment of individual goals established by the Chief Executive Officer.

Compensation Committee Activity. During 2006, the Compensation Committee met five times. At those meetings, the Compensation Committee addressed the following matters, among others: approval of the amount of the Company match of employee contributions to the Company’s 401(k) plan for 2006; analysis and approval of the actual bonus payments under the 2005 Corporate Incentive Compensation Plan; approval of the contents of the offer of employment made to Edward Hughes, Senior Vice President of Global Sales; approval of the 2006 base salaries and target bonuses for all executive officers; and, beginning in October 2006, approval of all grants of stock options to employees of the Company, including new hires.

In 2006, the Compensation Committee reviewed the amount of base salary, bonus and stock options given to each executive officer. The Compensation Committee did not review the remaining elements of the compensation paid to the executive officers because such remaining elements were not considered by the Committee to be material. Beginning in 2007, management will provide the Compensation Committee with “tally sheets” detailing each executive officer’s total compensation, including the cash value of each element of that total compensation.

Objectives of Compensation Programs

Compensation Philosophy. The objective of our executive compensation program is to align executive compensation with the achievement of the Company’s strategic and financial goals. The program focuses on long-term indicators of the underlying success of our business, rather than on ancillary indicators such as our stock price or earnings per share that may be influenced by other factors and may not necessarily demonstrate the underlying success of our business. Pegasystems’ compensation philosophy is built upon principles of internal equity with respect to each executive’s role relative to others within the Company, external competitiveness, recognition of performance against short and long-term goals, and the sharing of success. The Company’s compensation program therefore is primarily focused on internal and external benchmarking, and the level of attainment of target goals, most of which are shared goals relating to the Company’s overall performance.

Our compensation program is designed to reward superior performance by our executive officers. In measuring the contribution of the executive officers to the Company, the Committee considers their performance relative to the applicable unit goals such as sales bookings, profit margins, other financial metrics and other specific objectives set by management. While compensation surveys are useful guides for comparative purposes, the Compensation Committee believes that a successful compensation program also requires the application of judgment and subjective determinations of individual and Company performance. Therefore, the Committee applies its judgment when reconciling the program’s objectives with the realities of retaining valued employees.

Benchmarking. In making compensation decisions, management and the Compensation Committee compare each element of total compensation against a peer group of publicly-traded and privately-held business-to-business software companies that the Compensation Committee believes compete with the Company for executive talent. A sample of the companies against which we benchmark through the use of proxy statements and national and regional compensation surveys published by ICR Ltd., Culpepper, Clark Consulting, and Radford include: Accela, Activision, Calypso Technology, Cybersource, Entrust, Financial Engines, Hewlett Packard, Kana Software, Microsoft, Motricity, SAP, Selectica, Sun Microsystems, Onyx Software, Tripwire and Webtrends. We believe that these types of companies are appropriate benchmarks because one or more of the following applies: (a) they are of comparable size; (b) they are in a comparable industry; or (c) they are within our geographic market. We believe that it is helpful to utilize data from a very wide array of comparable companies in order to determine the best pay scales to apply to our executive compensation program.

Elements of Compensation

Elements of Compensation. Elements of compensation for our executive officers include the following: salary; bonus; stock option awards; health, disability and life insurance; a match by the Company of 401(k) defined contribution plan contributions; and company-paid parking. Base salaries are set for our executive officers at the regularly scheduled annual February or March meetings of our Compensation Committee. At these meetings, the Committee also approves and adopts the bonus payments based on the prior year’s results, and the target bonus levels for the current year. In considering each element of compensation, our Compensation Committee considers the following factors:

Salary. Cash compensation in the form of base salary is intended to reflect an executive’s knowledge, skills and level of responsibility, as well as the economic and business conditions affecting the Company. In determining the salary of each executive officer, the Compensation Committee reviews compensation for comparable positions in other software companies and in other similarly-sized companies contained in published surveys or gleaned from the public disclosure filings of publicly-traded companies. The Compensation Committee’s general approach in 2006 was that total target cash compensation for our executive officers should be at, or slightly above, the median total cash compensation for similarly situated executives in comparable companies. The Compensation Committee also concluded that, on average, the base salaries of the executive officers for 2006, other than the Chief Executive Officer as discussed below, should comprise approximately 70% of their total target cash compensation, with the remainder provided in the bonus portion of such compensation.

Bonuses. Annual cash bonuses are intended to reward executive officers for the achievement of the Company’s operational and strategic goals. In 2006, the bonuses for executive officers were linked to the achievement of financial goals related to annual revenue, license bookings and profit before tax, and the attainment of strategic goals, with each assigned a specific percentage weighting, as follows: annual revenue (15%), license bookings (45%), profit before tax (10%), and the attainment of strategic goals (30%). For 2007, fifty percent (50%) of each executive officer’s cash bonus will also be tied to the attainment of individual goals established by the Chief Executive Officer.

The target bonus levels established for our executive officers represent management’s and the Compensation Committee’s assessment of a very high level of achievement of specific goals, and, in many years, these goals have only been partially achieved. For example, for 2004 the payout by the Company to the executive officers was 60% of each individual’s target bonus level, and for 2005 the payout by the Company to the executive officers was 73% of each individual’s target bonus level. For 2006, the payout by the Company was 100% of each individual’s target bonus level and was attributable to the record revenues and bookings achieved by the Company in 2006.

Stock Options. The Compensation Committee uses stock options as a long-term, non-cash incentive and as a means of aligning the long-term interests of executives and stockholders. Stock options are linked to the future performance of our stock because they do not become valuable to the holder unless the price of our stock increases above the fair market value of our stock on the date of grant. Pursuant to our 2004 Long Term Incentive Plan, fair market value is defined as the average of the high and low trading prices of our common stock on the date of grant.

The Compensation Committee periodically considers the use of other forms of non-cash incentives, such as restricted stock or restricted stock units. The Compensation Committee currently believes that stock options are the most effective tool to align the long-term interests of executives and stockholders, because they do not become valuable to the holder unless the price of our stock increases above the fair market value of our stock on the date of grant.

Stock Option Granting Practices. Executive officers receive a grant of stock options on their first day of employment. The Compensation Committee has also historically made periodic grants of stock options to the executive officers, which typically occur every 18-24 months. No periodic grant of stock options occurred in 2006. Stock options are awarded at an exercise price equal to, or greater than, the fair market value of our common stock on the date of grant, and typically vest on a quarterly basis over a 4-5 year period. The number of stock options granted to an executive officer is determined by taking into consideration factors such as: (i) the number of stock options previously granted to the executive; (ii) the executive’s remaining options exercisable and the value of those stock options; (iii) the prior performance of the executive; (iv) the anticipated value that an executive will add to the Company in the future; and (v) the fair value of the Company’s stock options under SFAS 123(R).

Other Perquisites. In addition to the elements of compensation discussed above, the Company offers the executive officers Company-paid parking at our home office location, and contributions towards health, dental, life, accidental disability and dismemberment, and disability insurance premiums. The Company does not offer deferred compensation of any kind, nor does it offer retirement benefits other than a 401(k) defined contribution plan. The Company typically matches 50% of contributions made by executive officers and other employees to the 401(k) plan, up to a cap.

Compensation of the Chief Executive Officer in 2006. The Compensation Committee believes that the Chief Executive Officer continued to perform at a high level in 2006, and that his performance is not reflected in his salary. The Chief Executive Officer’s comparatively low salary reflects his status as a significant shareholder in the Company, and, as such, his personal wealth is tied directly to sustained increases in the Company’s value. In 2006, the Chief Executive Officer’s salary was raised from $200,000 to $225,000. This raise was a result of a market pay analysis which examined the base salaries of chief executive officers at companies similar to ours in terms of size, industry or geography. The results of this analysis showed that the Chief Executive Officer’s base salary was low relative to the market and remains low, even with the 2006 increase. Additionally, in 2006, Mr. Trefler was eligible for an annual bonus of up to 100% of his base salary based upon a review of the Company’s performance against its financial and strategic goals for the year. In setting the Chief Executive Officer’s bonus in 2006, the Compensation Committee considered the factors described above and ultimately determined that he should be granted a bonus of $225,000, representing 100% of his target bonus, because the Company met its financial and strategic goals for the year. Consistent with the Compensation Committee’s past practice, no stock options were granted to the Chief Executive Officer because of his already significant holdings of Company stock.

Compensation of the Named Executive Officers in 2006. Our Named Executive Officers (“NEOs”) for 2006, as listed in the Summary Compensation Table in this Item 11, other than the Chief Executive Officer, included Craig Dynes, Christopher Sullivan, Shawn Hoyt, Edward Hughes, Douglas Kra, and Michael Pyle. With the exception of Messrs. Dynes and Hughes, who joined the Company in 2006, and Mr. Hoyt, who was an executive officer only for an interim period in 2006, the base salaries of each of the NEOs were raised effective as of January 2, 2006. Mr. Sullivan’s base salary was raised by 8.6% and was the first such raise in three and one-half years. Mr. Hoyt’s salary was raised effective June 1, 2006 by 13.5% in recognition of his increased responsibilities after Mr. Sullivan’s departure from the Company and Mr. Hoyt’s promotion to interim Chief Financial Officer on June 1, 2006. Mr. Kra’s base salary was raised by 5% and was the first such raise in 14 months. Mr. Pyle’s base salary was raised by 3.4% and was the first such raise in three and one-half years. In each of these cases, the raises were given to remain competitive with the market and were seen as critical to retention of these executive officers. In setting the actual bonus payments for 2006 for our NEOs, other than the Chief Executive Officer, the Compensation Committee considered the level of attainment of the Company’s financial and strategic goals for that year, and determined that they should be granted 100% of their target bonuses because the Company met its financial and strategic goals for the year. The target bonuses for the NEOs, with the exception of our Chief Executive Officer, represent between 30% and 45% of the base salaries for those executive officers.

Elements of Post-Termination Compensation. We have entered into employment offer letters with Messrs. Dynes, Hughes and Kra containing provisions for additional cash compensation upon termination of employment under certain circumstances. Specifically, each of these letters provides for a lump-sum severance payment equal to six months of then-current base salary in the event that such officer’s employment is terminated by the Company without cause. Our primary rationale for providing these payments is that we believe that it is standard in our industry to provide a reasonable severance payment to certain high ranking executive officers in the event that they are terminated without cause, and that the absence of such arrangements might jeopardize our chances of hiring and retaining such executives. We limit such post-termination compensation arrangements to situations in which such executive officers are actually terminated, rather than those in which there is a mere change of control. In the event that such a termination without cause occurred to one of these executive officers at the base salary levels in effect on December 31, 2006, Mr. Dynes would receive $125,000, Mr. Hughes would receive $125,000, and Mr. Kra would receive $105,000. Additionally, while any acceleration of unvested options generally occurs solely at the discretion of our Board of Directors, the options to purchase 100,000 shares of common stock that Messrs. Dynes and Hughes were each granted at the time of their hire, are subject to a minimum acceleration vesting of six months in the event of a sale of the Company (as defined in the 2004 Long Term Incentive Plan).

Impact of Regulatory Requirements

Our stock option grant policies have been impacted by the implementation of SFAS No. 123(R), which we adopted on January 1, 2006. As a result of the adoption of this accounting policy, the Company has generally reduced the amount of options granted to employees, as has been the case with many companies of similar size in our industry.

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive and its four other most highly compensated executives. Performance-based compensation is excluded from the compensation taken into account for purposes of the limit if certain requirements are met. We currently intend to structure our stock options granted to executives in a manner that complies with the performance-based requirements of the statute. The Committee believes that, given the general range of salaries and bonuses for executive officers, the $1 million threshold of Section 162(m) will not be reached by any of our executive officers in the foreseeable future. Accordingly, the Compensation Committee has not considered what its policy regarding compensation not qualifying for federal tax deduction might be at such time, if ever, as that threshold is within range of any executive officer.

Executive Compensation

The following table sets forth information required under applicable SEC rules about the compensation for 2006 of (i) our Chief Executive Officer, (ii) all persons who served as our Chief Financial Officer during 2006, and (iii) our three most highly compensated other executive officers who were serving as officers on December 31, 2006 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Alan Trefler Chairman and Chief Executive Officer	2006	225,000	—	—	—	225,000	17,770	467,770
Craig Dynes Chief Financial Officer (4)	2006	79,647	—	—	80,965	31,859	5,845	198,316
Douglas Kra Vice President of Global Services	2006	210,000	—	—	64,504	94,500	18,916	387,920
Edward Hughes Senior Vice President of Global Sales (5)	2006	214,102	—	—	202,755	180,737	17,956	615,550
Michael Pyle Vice President of Product Development	2006	215,000	—	—	48,482	96,750	17,599	377,831
Shawn Hoyt Vice President and General Counsel (6)	2006	199,583	—	—	30,833	59,875	18,563	308,854
Christopher Sullivan Chief Financial Officer (7)	2006	110,417	—	—	58,249	—	5,303	173,969

(1)	The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), of stock option awards and therefore may include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Note 1(m), “Stock Options” to the Company’s audited financial statements for the year ended December 31, 2006, included in this Annual Report on Form 10-K.
(2)	Represents annual cash bonuses earned in the year shown and paid in the following year.
(3)	“All Other Compensation” is comprised of the Company 401(k) match (with the exception of Mr. Sullivan who did not qualify for the Company 401(k) match), and Company-paid parking, health, dental, and other insurance premiums.
(4)	Mr. Dynes’ employment with us began on September 7, 2006.
(5)	Mr. Hughes’ employment with us began on February 21, 2006.
(6)	Mr. Hoyt was the interim Chief Financial Officer of the Company from June 1, 2006 through September 6, 2006.
(7)	Mr. Sullivan resigned from the Company effective June 1, 2006.

The following table sets forth certain information with respect to the plan-based awards granted during or for the fiscal year ended December 31, 2006 to each of the Named Executive Officers.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(1)
		Threshold ($)	Target ($)	Maximum ($)(2)	Threshold (#)	Target (#)	Maximum (#)
Alan Trefler Chairman and Chief Executive Officer	12/08/05	0	225,000	450,000	—	—	—	—	—	—	—
Craig Dynes Chief Financial Officer	9/6/2006	0	31,667	63,334	—	—	—	—	100,000	8.16	489,961
Douglas Kra Vice President of Global Services	12/08/05	0	94,500	189,000	—	—	—	—	—	—	—
Edward Hughes Senior Vice President of Global Sales	2/21/06	0	175,714	261,428	—	—	—	—	100,000	7.93	542,704
Michael Pyle Vice President of Product Development	12/08/05	0	96,750	193,500	—	—	—	—	—	—	—
Shawn Hoyt Vice President and General Counsel	1/1/06	0	59,875	119,750	—	—	—	—	25,000	7.05	123,513
Christopher Sullivan Chief Financial Officer	12/08/05	0	119,250	238,500	—	—	—	—	—	—	—

(1)	The amounts in the “Grant Date Fair Value of Stock and Option Awards” reflect the FAS 123(R) fair value measured as of grant date for the entire option (across all vesting periods) for each option award granted in 2006.
(2)	The “Maximum” for each is 200% of the Target per the terms of the applicable incentive plan.

The following table sets forth certain information with respect to the value of outstanding equity awards, at December 31, 2006, previously granted to the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan Trefler Chairman and Chief Executive Officer	—	—	—	—	—		—	—	—	—
Craig Dynes Chief Financial Officer	5,000	95,000	—	8.16	9/7/2016	(1)	—	—	—	—
Douglas Kra Vice President of Global Services	32,000 20,000	48,000 —	—	7.21 8.67	11/1/2014 12/8/2015	(1) (2)	—	—	—	—
Edward Hughes Senior Vice President of Global Sales	18,750	81,250	—	7.93	2/21/2016	(3)	—	—	—	—
Michael Pyle Vice President of Product Development	5,000 20,000 75,000 35,000 50,000 40,000 28,000 20,000 20,000	— — — — — — 12,000 30,000 —	—	7.75 7.75 7.75 4.22 18.56 4.38 4.11 7.11 8.67	10/15/2008 10/15/2008 10/15/2008 4/29/2009 2/25/2010 3/8/2011 4/18/2013 11/4/2014 12/8/2015	(4) (1) (1) (3) (3) (3) (1) (1) (2)	—	—	—	—
Shawn Hoyt Vice President and General Counsel	40,000 12,000 2,500	— — 22,500	—	7.49 8.67 7.05	11/15/2014 12/8/2015 5/30/2016	(1) (2) (1)	—	—	—	—
Christopher Sullivan Chief Financial Officer	—	—	—	—	—		—	—	—	—

(1)	These stock options vest quarterly over a five-year period beginning on the date of grant.
(2)	These stock options vested fully upon the date of grant, December 8, 2005. The exercise price represented a 20% premium to the fair market value of our common stock on the grant date, measured as the average of the high and low trading price of the common stock on such date as reported on Nasdaq.
(3)	These stock options vest quarterly over a four-year period beginning on the date of grant.
(4)	These stock options vest quarterly over a two-year period beginning on the date of grant.

The following table sets forth certain information with respect to the options exercised by the Named Executive Officers during the fiscal year ended December 31, 2006.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Alan Trefler Chairman and Chief Executive Officer	—	—	—	—
Craig Dynes Chief Financial Officer	—	—	—	—
Douglas Kra Vice President of Global Services	—	—	—	—
Edward Hughes Senior Vice President of Global Sales	—	—	—	—
Michael Pyle Vice President of Product Development	—	—	—	—
Shawn Hoyt Vice President and General Counsel	—	—	—	—
Christopher Sullivan Chief Financial Officer	127,500	388,453	—	—

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, or “CD&A,” with management and, based on such review and discussion, recommended to the Board of Directors the inclusion of the CD&A in this Annual Report on Form 10-K.

Compensation Committee

James P. O’Halloran, Chairman
Alexander d’Arbeloff
William W. Wyman

Director Compensation

Effective as of the 2006 annual meeting of the Company’s stockholders, the Board of Directors unanimously voted to change the manner in which it compensates its members. We now pay each non-employee Director an annual cash retainer of $55,000, covering the period from each annual meeting of stockholders to the following year’s annual meeting, with the initial $55,000 annual payment being made in June 2006. Additionally, with the exception of Mr. Trefler, on the date of each annual meeting of stockholders, commencing with the 2006 annual meeting, we grant to each Director a number of shares of unrestricted common stock equal to $55,000 divided by the fair market value of a share of common stock on the date of issuance. Previously, each Director, with the exception of Mr. Trefler, was granted on an annual basis a fully vested option to purchase 15,000 shares of our common stock at a price equal to the fair market value of the common stock on the date of grant.

Additionally, we pay an annual cash retainer (paid in quarterly installments in advance) to Directors serving on the Audit and Compensation Committees: $10,000 to each Audit Committee member and $20,000 to the Audit Committee Chair; and $6,000 to each Compensation Committee member and $8,000 to the Compensation Committee Chair.

Effective as of the 2006 annual meeting, all per meeting fees were eliminated. For the period from January through May 2006, all Directors were compensated based upon an annual cash retainer of $20,000, in addition to receiving $1,000 for every Board or committee meeting attended. The Audit Committee Chair and members had previously received quarterly retainers of $5,000 and $2,500 respectively, in addition to the per meeting fees.

In addition to the above, we also offer to reimburse non-employee Directors for expenses incurred in attending Board, committee or other company meetings.

The following table provides compensation information for the one-year period ended on December 31, 2006 for each member of our Board of Directors.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Alan Trefler	—		—	—		—	—	—	—
Alexander V. d’Arbeloff	83,000	(1)	55,000	—	(2)	—	—	—	138,000
Richard H. Jones	—		55,000	—	(3)	—	—	—	55,000
Steven F. Kaplan	111,000	(4)	55,000	—	(5)	—	—	—	166,000
James P. O’Halloran	106,000	(6)	55,000	—	(7)	—	—	—	161,000
William Wyman	104,000	(8)	55,000	—	(9)	—	—	—	159,000

(1)	Consists of Board retainer fees of $75,000, committee retainer fees of $3,000 and per meeting fees of $5,000.
(2)	As of December 31, 2006, Mr. d’Arbeloff held options to purchase an aggregate of 102,581 shares of our common stock.
(3)	As of December 31, 2006, Mr. Jones held options to purchase an aggregate of 550,000 shares of our common stock.
(4)	Consists of Board retainer fees of $75,000, committee retainer fees of $20,000 and per meeting fees of $16,000.
(5)	As of December 31, 2006, Mr. Kaplan held options to purchase an aggregate of 105,000 shares of our common stock.
(6)	Consists of Board retainer fees of $75,000, committee retainer fees of $13,000 and per meeting fees of $18,000.
(7)	As of December 31, 2006, Mr. O’Halloran held options to purchase an aggregate of 178,524 shares of our common stock.
(8)	Consists of Board retainer fees of $75,000, committee retainer fees of $13,000 and per meeting fees of $16,000.
(9)	As of December 31, 2006, Mr. Wyman held options to purchase an aggregate of 95,000 shares of our common stock.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2007 with respect to the beneficial ownership of our common stock by:

•	the stockholders we know to beneficially own more than 5% of our outstanding common stock;

•	each Director;

•	each executive officer named in the Summary Compensation Table included under Item 11 above;

•	all of our executive officers and Directors as a group.

Unless otherwise indicated, the address of each person listed below is c/o Pegasystems Inc., 101 Main Street, Cambridge, MA 02142.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OWNED	NUMBER OF OPTIONS EXERCISABLE WITHIN 60 DAYS OF JANUARY 31, 2007	TOTAL SHARES BENEFICIALLY OWNED (1)	PERCENTAGE OF SHARES BENEFICIALLY OWNED (2)
5% Stockholders
Alan Trefler (3)	20,603,169	—	20,603,169	58.3%
Perry Corp.(4)	2,911,775	—	2,911,775	8.2%
Dimensional Fund Advisors LP(5)	2,223,737	—	2,223,737	6.3%

Directors and Nominees
Alan Trefler	See “5% Stockholders” Above	See “5% Stockholders” Above	See “5% Stockholders” Above	See “5% Stockholders” Above
Alexander V. d’Arbeloff	557,581	95,000	652,581	1.8%
Richard H. Jones	766,667	547,500	1,314,167	3.7%
Steven F. Kaplan	7,581	105,000	112,581	*
James P. O’Halloran	23,081	178,524	201,605	*
William W. Wyman	7,581	95,000	102,581	*
Named Executive Officers
Alan Trefler	See “5% Stockholders” Above	See “5% Stockholders” Above	See “5% Stockholders” Above	See “5% Stockholders” Above
Craig Dynes	—	10,000	10,000	*
Shawn Hoyt	11	55,750	55,761	*
Edward Hughes	—	25,000	25,000	*
Douglas Kra	1,000	56,000	57,000	*
Michael Pyle	—	297,500	297,500	*
Christopher Sullivan	—	—	—
All executive officers and Directors as a group (6)	21,966,671	1,465,274	23,431,945	66.3%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	The number of shares of common stock beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person has or shares voting or investing power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. To our knowledge, unless otherwise indicated, all of the persons listed above have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.
(2)	The percent ownership for each stockholder on January 31, 2007 is calculated by dividing (a) the total number of shares beneficially owned by the stockholder by (b) 35,347,108 shares (the number of shares of our common stock outstanding on January 31, 2007) plus any shares acquirable (including stock options exercisable) by the stockholder within 60 days after January 31, 2007.
(3)	Includes 51,500 shares of common stock held by the Trefler Foundation, of which Mr. Trefler is a trustee. Mr. Trefler has voting and dispositive power over such shares, but has no pecuniary interest with respect to such shares.
(4)	As reported in the Schedule 13G filed by Perry Corp with the SEC on February 12, 2007.
(5)	As reported in the Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 9, 2007.
(6)	Includes all persons who were Directors or executive officers of the Company (11 persons) on January 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 regarding the Pegasystems Inc. Amended and Restated 1994 Long-Term Incentive Plan, the Pegasystems Inc. 1996 Non-Employee Director Stock Option Plan, the Pegasystems Inc. 1996 Employee Stock Purchase Plan, the Pegasystems Inc. 2004 Long-Term Incentive Plan, and the Pegasystems Inc. 2006 Employee Stock Purchase Plan. Our stockholders previously approved each of these plans and all amendments that were subject to stockholder approval. We have no equity compensation plans that have not been approved by stockholders.

	NUMBER OF SHARES OF COMMON STOCK TO BE ISSUED UPON EXERCISE OF OUTSTANDING STOCK OPTIONS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING STOCK OPTIONS (b)	NUMBER OF SHARES OF COMMON STOCK REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING THOSE IN COLUMN (a)) (c)
Amended and Restated 1994 Long-Term Incentive Plan (1)	4,933,781	$8.10	0
1996 Non-Employee Director Stock Option Plan (2)	220,000	$6.61	0
1996 Employee Stock Purchase Plan (3)	Not applicable	Not applicable	Not applicable
2004 Long-Term Incentive Plan (4)	3,281,730	$7.80	3,433,580
2006 Employee Stock Purchase Plan(5)	Not applicable	Not applicable	Not applicable
Total	8,435,511	$7.94	3,433,580

(1)	In addition to the issuance of stock options, the Amended and Restated 1994 Long-Term Incentive Plan allowed for the issuance of stock appreciation rights, restricted stock and long-term performance awards. We did not make any additional awards under the 1994 Long-Term Incentive Plan, which expired in November 2004, following stockholder approval of the 2004 Long-Term Incentive Plan at our 2004 annual meeting of stockholders.
(2)	The Company does not intend to grant any additional options under the 1996 Non-Employee Director Plan in the future.
(3)	Our 1996 Employee Stock Purchase Plan expired in 2006, and no shares of our common stock will be issued under this plan in future years. Through December 31, 2006, we had issued 760,245 shares under the 1996 Employee Stock Purchase Plan.
(4)	In addition to the issuance of stock options, the 2004 Long-Term Incentive Plan allows for the issuance of stock purchase rights and other stock-based awards.
(5)	Through December 31, 2006, we had not issued any shared under the 2006 Employee Stock Purchase Plan.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, during 2006 there were no transactions involving more than $120,000, nor are any proposed, between us and any executive officer, Director, beneficial owner of 5% or more of our common stock or equivalents, or any immediate family member of any of the foregoing, in which any such persons or entities had or will have a direct or indirect material interest.

We have entered into employment offer letters with Messrs. Kra, Hughes and Dynes that provide for a lump-sum payment of severance equal to six months of their then base salary in the event that their employment is terminated without cause.

Leon Trefler, the brother of our Chairman and Chief Executive Officer, is employed by the Company as a Managing Director, North America Sales. During 2006, Leon Trefler received base salary and sales commissions totaling $358,845 in consideration for his services to the Company.

Effective February 14, 2007, our Board of Directors has adopted a Related Person Transaction Policy, which can be found on the “Governance” section of our website at www.pega.com. The policy mandates that the Company enter into or ratify a related person transaction only when the Company’s Board of Directors, or a committee thereof, acting in accordance with the policy, determines that the transaction is either in, or is not inconsistent with, the best interest of the Company and its stockholders. A “related person transaction” for these purposes is defined in the policy to include any transaction or relationship (involving an amount expected to exceed $100,000) between the Company, and an individual or entity defined as a “related person” in the policy. Approval or ratification of a related person transaction may be conditioned by the Board, or a committee thereof, directing the related person or the Company to take certain actions to narrow the scope of the relationship, such as: requiring the related person to resign from, or change position within an entity involved in the related person transaction; assuring that the related person not be directly involved in negotiating the terms of the related person transaction; limiting the duration or magnitude of the related person transaction; or requiring that information about the related person transaction be documented and delivered to the Board or committee on an ongoing process. Following our adoption of this policy, the Board of Directors reviewed, approved and ratified all related person transactions that occurred between January 1, 2006 and February 14, 2007, which consisted only of the employment of Leon Trefler as discussed in the preceding paragraph.

The information required by this item with respect to the independence of our Directors is contained in Item 10 above under the heading “Corporate Governance” and is incorporated herein by reference. The information required by this item with respect to certain relationships of our Directors and executive officers is contained in Item 10 above under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services

Deloitte & Touche LLP, independent registered public accounting firm, audited our financial statements for the fiscal years ended December 31, 2006 and December 31, 2005. The following table shows the fees for audit and other services provided by Deloitte & Touche LLP for 2006 and 2005.

	2006 (in thousands)	2005 (in thousands)
Audit fees (1)	$2,871	$1,220
Audit-related fees (2)	—	31
Tax fees (3)	151	201
All other fees (4)	19	1

Total	$3,041	$1,453

(1)	Represents fees billed for professional services provided in connection with the audit of our financial statements, statutory audits and the reviews of quarterly reports on Form 10-Q for the applicable year. Includes fees of $428,000 and $545,000 for work done in connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and fees of $1,119,000 and none for work done in connection with the restatement for 2006 and 2005, respectively.
(2)	Represents fees billed in the applicable year for the audit of our 401(k) plan.
(3)	Represents fees billed in the applicable year for tax compliance, tax advice and tax planning services.
(4)	Represents fees billed in the applicable year for the purchase of tax software.

Audit Committee’s Pre-Approval Policy and Procedures

Our Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent registered public accounting firm, for the purpose of maintaining the independence of our independent registered public accounting firm, or by any other audit firm registered with the Public Company Accounting Oversight Board that we may engage from time to time (each, a “PCAOB Registered Firm”). For audit services, each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be accepted by the Audit Committee. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences.

As required, management also submits to the Audit Committee a description of non-audit services that it recommends the independent registered public accounting firm or any other PCAOB Registered Firm be engaged and to provide an estimate of the fees to be paid for each. Management and the independent registered public accounting firm must each confirm to the Audit Committee that the performance of the non-audit services would not compromise the independence of the auditors and would be permissible under all applicable legal requirements. The Audit Committee must approve both the non-audit services and the budget for each such service before commencement of the work. Management and the independent registered public accounting firm report to the Audit Committee periodically as to the non-audit services actually provided by the independent registered public accounting firm and the approximate fees incurred by us for those services.

All audit and non-audit services provided by Deloitte & Touche LLP in 2006 and 2005 were pre-approved by the Audit Committee.

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
Craig Dynes
Chief Financial Officer and Senior Vice President
(principal financial officer)

Date: May 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on April 25, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CRAIG DYNES Craig Dynes	Chief Financial Officer and Senior Vice President (principal financial officer)

/s/ JAMES REILLY James Reilly	Vice President, Finance, Treasurer, and Chief Accounting Officer (principal accounting officer)

/s/ RICHARD H. JONES Richard H. Jones	Vice Chairman and Director

/s/ ALEXANDER V. D’ARBELOFF Alexander V. d’Arbeloff	Director

/s/ STEVEN F. KAPLAN Steven F. Kaplan	Director

/s/ JAMES P. O’HALLORAN James P. O’Halloran	Director

/s/ WILLIAM WYMAN William Wyman	Director

EXHIBIT INDEX

Exhibit No.	Description
3.3	Restated Articles of Organization, of the Registrant. (Filed as exhibit 99.2 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

3.4	Restated By-Laws of the Registrant. (Filed as exhibit 99.3 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3++	1996 Employee Stock Purchase Plan. (Filed in Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.4	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.6	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.7	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.8++	2004 Long-Term Incentive Plan of the Registrant. (Filed in Registrant’s Proxy Statement for its 2004 annual stockholders meeting and incorporated herein by reference.)

10.9++	Form of Employee Stock Option Agreement. (Filed as exhibit 10.1 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference).

10.10	Form of Non-Employee Director Stock Option Agreement. (Filed as exhibit 10.2 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference).

10.11	Warrant Agreement dated July 12, 2004 between the Registrant and International Business Machines Corporation. (Filed as exhibit 10.3 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference.)

10.12++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004.

10.13	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated herein by reference).

10.14++	Notice of Grant Stock Options and Option Agreement. (Filed as Exhibit 99.1 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

10.15++	2006 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s December 8, 2005 Form 8-K and incorporated by reference herein).

10.16++	Offer Letter between the Registrant and Edward L. Hughes dated February 21, 2006. (Filed as Exhibit 99.2 to the Registrant’s February 27, 2006 Form 8-K and incorporated herein by reference).

10.17++	2006 Employee Stock Purchase Plan. (Filed in Registrant’s Proxy Statement for its 2006 annual stockholders meeting and incorporated herein by reference.)

10.18++	Compensation program for members of the Registrant’s Board of Directors, effective May 30, 2006. (Detailed in Registrant’s June 5, 2006 Form 8-K and incorporated herein by reference.)

10.19++	Offer Letter between the Registrant and Craig A. Dynes dated September 7, 2006. (Filed as Exhibit 99.1 to the Registrant’s September 7, 2006 Form 8-K and incorporated herein by reference.)

10.20	Amendment Number 10 to Lease Agreement dated July 24, 2006 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.1 to the Registrant’s September 30, 2006 Form 10-Q and incorporated herein by reference.)

10.21++	Amendment to Stock Option Agreement between the Registrant and Richard H. Jones dated December 29, 2006. (Filed as Exhibit 99.1 to the Registrant’s January 4, 2007 Form 8-K and incorporated herein by reference.)

10.22	2007 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s April 9, 2007 Form 8-K and incorporated herein by reference.)

10.23	2007 Section 16 Officers Base Salaries and Target Bonus Percentages. (Filed as Exhibit 99.2 to the Registrant’s April 9, 2007 Form 8-K and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant. (Filed as exhibit 21.1 to the Registrant’s 2003 Form 10-K and incorporated herein by reference.)

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

+32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.
+	Filed herewith