Form 10-Q
period 2007-03-31
PEGASYSTEMS INC
filed 2007-05-21
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

There were 35,382,878 shares of the Registrant’s common stock, $.01 par value per share, outstanding on May 7, 2007.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share-related data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$24,218	$26,008
Short-term investments	108,546	101,750

Total cash and short-term investments	132,764	127,758
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2007 and 2006 .	34,718	31,985
Short-term license installments	17,047	21,790
Other current assets	7,285	9,065

Total current assets	191,814	190,598

Long-term license installments, net of unearned interest income	13,742	17,458
Equipment and improvements, net of accumulated depreciation and amortization	2,884	2,453
Computer software for internal use, net of accumulated amortization	924	1,054
Long-term deferred tax assets and other assets	6,035	99
Goodwill	2,346	2,346

Total assets	$217,745	$214,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$7,717	$11,770
Accounts payable and accrued expenses	12,266	14,474
Deferred revenue	20,971	17,062
Current portion of capital lease obligation	36	63

Total current liabilities	40,990	43,369

Long-term deferred income taxes	—	2,344
Income taxes payable and other long-term liabilities	11,165	2,137

Total liabilities	52,155	47,850

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 35,367,873 and 35,308,978 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	354	353
Additional paid-in capital	118,824	118,027
Stock warrants	94	94
Retained earnings	45,018	46,549
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(214)	(343)
Foreign currency translation adjustments	1,514	1,478

Total stockholders’ equity	165,590	166,158

Total liabilities and stockholders’ equity	$217,745	$214,008

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenue:
Software license	$12,084	$6,998
Services	25,405	22,201

Total revenue	37,489	29,199

Cost of revenue:
Cost of software license	—	31
Cost of services	15,564	14,087

Total cost of revenue	15,564	14,118

Gross profit	21,925	15,081

Operating expenses:
Research and development	6,185	5,402
Selling and marketing	11,769	9,810
General and administrative	4,215	2,637

Total operating expenses	22,169	17,849

Loss from operations	(244)	(2,768)

Installment receivable interest income	276	447
Other interest income, net	1,545	1,115
Other income (expense), net	(20)	245

Income (loss) before provision (benefit) for income taxes	1,557	(961)

Provision (benefit) for income taxes	537	(50)

Net income (loss)	$1,020	$(911)

Earnings (loss) per share, basic and diluted	$0.03	$(0.03)

Weighted average number of common shares outstanding, basic	35,349	35,572
Weighted average number of common shares outstanding, diluted	37,614	35,572

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,020	$(911)
Adjustment to reconcile net income (loss) to cash flows from operating activities:
Stock option income tax benefits	—	(42)
Deferred income taxes	(259)	(351)
Depreciation, amortization, and other non cash items	553	611
Stock-based compensation expense	396	263
Change in operating assets and liabilities:
Trade accounts receivable and license installments	5,726	1,289
Other current assets	1,754	534
Accounts payable and accrued expenses	(6,695)	(2,575)
Deferred revenue	3,909	3,988
Other long-term assets and liabilities	588	313

Cash flows from operating activities	6,992	3,119

Cash flows from investing activities:
Purchase of investments	(25,189)	(21,608)
Maturing and called investments	17,820	14,900
Investment in software, equipment and improvements	(774)	(806)

Cash flows from investing activities	(8,143)	(7,514)

Cash flows from financing activities:
Payments under capital lease obligation	(27)	(25)
Exercise of stock options	401	351
Tax benefit from vested stock options	—	42
Dividend payments to stockholders	(1,059)	—
Repurchase of common stock	—	(311)

Cash flows from financing activities	(685)	57

Effect of exchange rate on cash and cash equivalents	46	40

Net decrease in cash and cash equivalents	(1,790)	(4,298)

Cash and cash equivalents, beginning of period	26,008	21,314

Cash and cash equivalents, end of period	$24,218	$17,016

Supplemental disclosures of cash flow information:
Cash paid during the year to date period for:
Interest	$1	$3
Income taxes	$276	$150
Non-cash financing activity:
Dividends payable	$1,061	$—

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2007.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Trade accounts receivable

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $34.7 million and $32.0 million at March 31, 2007 and December 31, 2006, respectively. The billed component of the total accounts receivable balance at March 31, 2007 was $31.5 million compared to $29.5 million at December 31, 2006. Trade accounts receivable includes $3.2 million and $2.5 million at March 31, 2007 and December 31, 2006, respectively, for services earned under time and material arrangements that had not been invoiced at the end of the period.

(b) Other current assets

Other currents assets consist of the following:

(in thousands)	March 31, 2007	December 31, 2006
Deferred tax assets	$2,929	$2,962
Deferred cost of services	332	1,593
Interest receivable	1,314	1,776
Income tax receivable	1,334	1,331
Prepaid expense	606	842
Reimbursable expense	451	349
Sales tax receivable	319	212

Balance at the end of the period	$7,285	$9,065

(c) Stockholder’s equity

On June 1, 2006, the Company’s Board of Directors declared an ongoing quarterly cash dividend of $.03 per share. The dividend declared during the first quarter of 2007 was paid on April 16, 2007 to stockholders of record as of April 2, 2007. The Company paid in the aggregate approximately $1.1 million in connection with this dividend. The accrued liability for this dividend is included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheet at March 31, 2007. The Company currently expects to continue to pay a quarterly cash dividend of $0.03 per share to stockholders of record as of the first trading day of each quarter, subject to change by the Company’s Board of Directors.

On June 1, 2006, the Company publicly announced that the Company’s Board of Directors had approved a new $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007. Under the program, which may be suspended at any time without notice, the Company may repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions. During the first quarter of 2007, the Company did not repurchase any shares. As of March 31, 2007, the Company had authorization remaining to repurchase $6.9 million of its common stock under the program.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

(in thousands, except per share amounts)	Three months ended March 31,
	2007	2006
Basic
Net income (loss)	$1,020	$(911)

Weighted average common shares outstanding	35,349	35,572

Earnings (loss) per share, basic	$0.03	$(0.03)

Diluted
Net income (loss)	$1,020	$(911)

Weighted average common shares outstanding	35,349	35,572
Effect of assumed exercise of stock options and warrants	2,265	—

Weighted average common shares outstanding, assuming dilution	37,614	35,572

Earnings (loss) per share, diluted	$0.03	$(0.03)

Outstanding options and warrants excluded as impact would be anti-dilutive	1,240	9,277

(e) Segment reporting

The Company currently operates in one operating segment — rules-based business process management, or BPM, software. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Substantially all of the Company’s assets are located within the United States. The Company derived its operating revenue from the following geographic areas (sales outside the United States are principally through export from the United States) for the three months ended March 31,

($ in thousands)	2007		2006
United States	$27,670	74%	$19,331	66%
United Kingdom	5,290	14%	3,626	12%
Europe, other	1,493	4%	5,380	19%
Other	3,036	8%	862	3%

	$37,489	100%	$29,199	100%

In the first quarter of 2007 and 2006, one customer represented 10% of the Company’s total revenue.

(f) Share Based-Compensation

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected post-vesting life of the options, a risk-free interest rate and dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the classification of stock-based compensation as reflected in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007		2006
Stock-based compensation expense:
Cost of services		$162		$69
Research and development		40		40
Selling and marketing		103		109
General and administrative		91		45

Total stock-based compensation expense before tax		$396		$263

Income tax benefit		(104)		(95)

Net share-based compensation expense		$292		$168

Effect on earnings (loss) per share:
Basic		$0.01	Less than $	0.01
Diluted	Less than $	0.01	Less than $	0.01

For the first quarter of 2007 and 2006, the fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Expected volatility(1)	64%	77%
Expected post-vesting option life(2)	3.4 years	3.6 years
Interest rate (risk free)(3)	4.58%	4.83%
Expected annual dividend yield(4)	1.49%	None

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected post-vesting option life for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination.
(3)	The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield at the time of grant.
(4)	The expected annual dividend yield as shown in the table above is based on the weighted average of the dividend yield assumption used for options granted during the period. As the Company had not granted dividends prior to the quarter ended June 30, 2006, options granted prior to the initial dividend were valued using a dividend yield of zero. Options granted after the initial dividend were valued using the expected annual dividend yield, calculated based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

As of March 31, 2007, 4.1 million shares were reserved for future issuance under the Company’s stock plans, consisting of 0.2 million shares under the 1996 Non-Employee Director Stock Option Plan, 3.4 million shares under the 2004 Long-Term Incentive Plan and 0.5 million shares under the 2006 Employee Stock Purchase Plan. There were no shares remaining in the 1994 Long-Term Incentive Plan and the 1996 Employee Stock Purchase Plan.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the combined stock option activity for the 1994 Long-Term Incentive Plan, the 2004 Long-Term Incentive Plan and the 1996 Non-Employee Director Stock Option Plan for the three months ended March 31, 2007:

	Shares (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2007	8,436	$7.94	5.63

Granted	94	8.76

Exercised	(59)	6.81

Cancelled	(86)	8.81

Outstanding as of March 31, 2007	8,385	$7.95	5.38	$18,905

3. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income (Loss)” requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. The Company’s total comprehensive income (loss) is as follows:

(in thousands)	Three months ended March 31,
	2007	2006
Comprehensive income (loss):
Net income (loss)	$1,020	$(911)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	129	(29)
Foreign currency translation adjustments	36	32

Comprehensive gain (loss):	$1,185	$(908)

4. INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1.5 million reduction to January 1, 2007 retained earnings. At the adoption date of January 1, 2007, the Company had $9.7 million of unrecognized tax benefits, $3.7 million of which would affect the Company’s effective tax rate if recognized. There were no material changes to the amount of unrecognized tax benefits during the first quarter of 2007. The Company expects that the changes in the unrecognized tax benefits within the next twelve months would not be material.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had approximately $1.3 million of accrued interest and $0.1 million of accrued penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state or local, or foreign, income tax examinations by tax authorities for the years before 2001. Currently, the Company is under examination in the United Kingdom for the tax years 2001 through 2004. With few exceptions, the statute of limitations remains open in all other jurisdictions for the tax years 2002 to the present.

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

Overview of Results of Operations

Executive Summary

Total revenue in the first quarter of 2007 increased 28% to $37.5 million from $29.2 million in the first quarter of 2006. This increase was driven primarily by a $5.1 million increase in license revenue, a $2.2 million increase in professional services revenue related to license implementations and a $1.0 million increase in maintenance revenue. The $5.1 million increase in license revenue was due to a $4.3 million increase in perpetual license revenue and a $0.8 million increase in term license revenue.

Gross profit increased by $6.8 million in the first quarter of 2007 compared to the first quarter of 2006 primarily due to the $5.1 million increase in license revenue.

Total operating expenses in the first quarter of 2007 increased 24%, or $4.3 million, from the first quarter of 2006, primarily due to our continued investment in expanding the number of sales and professional services personnel, increased spending in research and development and higher accounting and legal fees as a result of restating our previously issued financial statements.

As a result, income (loss) before provision for income taxes changed from a loss of $(1.0) million in the first quarter of 2006 to a profit of $1.6 million in the first quarter of 2007. Net income (loss) changed from a loss of $(0.9) million in the first quarter of 2006 to a profit of $1.0 million in the first quarter of 2007, due to the change in income (loss) before provision for income taxes.

We generated $7.0 million in cash flow from operations during the first quarter of 2007, and ended the period with $132.8 million in cash and short-term investments and $30.8 million in combined short and long-term license installment receivables.

Revenue

Our total revenue for the first quarter of 2007 increased 28% to $37.5 million from $29.2 million in the first quarter of 2006. This increase was primarily due to a $5.1 million increase in license revenue, a $2.2 million increase in professional services revenue and a $1.0 million increase in maintenance revenue. The following table summarizes our revenue composition:

(in millions)	Three Months ended March 31,
	2007	2006
License revenue
Perpetual licenses	$9.4	$5.1
Term licenses	2.7	1.9

Total license revenue	12.1	7.0

Services revenue
Professional services and training	18.4	16.2
Maintenance	7.0	6.0

Total services revenue	25.4	22.2

Total revenue	$37.5	$29.2

Total license revenue for the first quarter of 2007 increased 73% to $12.1 million from $7.0 million for the first quarter of 2006. The increase in total license revenue was primarily the result of an increase in perpetual license signings. The dollar value of license signings in the first quarter of 2007 was higher than the dollar value of license signings in the first quarter of 2006, but lower than in the fourth quarter of 2006.

Maintenance revenue increased 17% to $7.0 million in the first quarter of 2007 from $6.0 million in the first quarter of 2006. The increase in maintenance revenue was due to a larger installed base of software. The $2.2 million increase in professional services and training revenue in the first quarter of 2007 reflects increased demand from our customers for professional services related to new license implementations.

We record allowances for estimates of potential sales credit memos when the related revenue is recorded and we review these allowances periodically. We base these estimates on historical analyses of credit memo data, current economic trends, assumptions about future events and our experience with customer disputes. The following table summarizes the activity of the allowance for credit memos:

(in thousands)	Three months ended March 31, 2007	Three months ended March 31, 2006
Balance at beginning of period	$1,238	$470
Revenue deferred (recognized)	282	1,145
Credit memos issued that impact revenue	(214)	(773)

Balance at end of period	$1,306	$842

Deferred revenue at March 31, 2007 consisted primarily of amounts by which billed fees exceed revenue recognized on arrangements and unearned portions of annual maintenance fees paid in advance. Deferred revenue balances increased to $21.0 million at March 31, 2007, from $17.1 million at December 31, 2006 primarily due to an increase in pre-paid annual maintenance fees. International revenue decreased to 26% of total revenue for the first quarter of 2007 from 34% for the first quarter of 2006. Our international revenue may fluctuate in the future because such revenue is generally dependent upon a small number of license transactions during a given period. We expect that due to competition from vendors who will do business in foreign currencies, more of our customer transactions may be denominated in foreign currencies in the future, which may expose us to increased currency exchange risk.

Gross profit

Gross profit increased by $6.8 million in the first quarter of 2007 compared to the first quarter of 2006 primarily due to the $5.1 million increase in license revenue and resulting gross profit. While the cost of maintenance, professional services and training increased 10% to $15.6 million from $14.1 million in the first quarter of 2006, our services gross margin percentage increased from 37% in the first quarter of 2006 to 39% in the first quarter of 2007. This service margin improvement, coupled with the increase in service revenue, increased services gross profit by $1.8 million to $9.8 million as compared to $8.1 million in the first quarter of 2006.

Operating expenses

Research and development expenses for the first quarter of 2007 increased 14% to $6.2 million from $5.4 million for the first quarter of 2006. As a percentage of total revenue, research and development expenses decreased to 16% for the first quarter of 2007 from 19% for the first quarter of 2006. We expect to increase our investment in research and development in 2007.

Selling and marketing expenses for the first quarter of 2007 increased 20% to $11.8 million from $9.8 million for the first quarter of 2006. This increase was primarily due to a $1.0 million increase in compensation costs associated with increased sales staff. As a percentage of total revenue, selling and marketing expenses decreased to 31% in the first quarter of 2007 from 34% in the first quarter of 2006.

General and administrative expenses for the first quarter of 2007 increased 60% to $4.2 million from $2.6 million for the first quarter of 2006. As a percentage of total revenue, general and administrative expenses increased to 11% for the first quarter of 2007 from 9% for the first quarter of 2006. These increases were primarily due to accounting and legal fees associated with the restatement of our previously issued financial statements and increased compensation costs.

Other interest income, net

Other interest income, net increased to $1.5 million in the first quarter of 2007 from $1.1 million for the first quarter of 2006. The increase was primarily due to increased invested cash and investment balances and improved yields.

Other income (expense), net

Other income (expense), net, consists primarily of currency exchange gains and losses.

Income (loss) before provision for income taxes

Income (loss) before provision for income taxes increased to $1.6 million income in the first quarter of 2007 from $1.0 million loss in the first quarter of 2006. This increase was primarily due to a $5.1 million increase in license gross profit, a $1.7 million increase in services gross profit, partially offset by a $4.3 million increase in operating expenses primarily due to investments in sales and research and development and higher general and administrative expenses.

Provision for income taxes

The provision for income taxes in the first quarter of 2007 was $0.5 million, compared to a tax benefit of $0.1 million in the first quarter of 2006. The $0.5 million provision represents a 34% effective tax rate on the income before provision for income taxes. The increase in the provision for income taxes was due primarily to improved profitability. The Company adopted the provisions of FIN 48 on January 1, 2007. See additional disclosure in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At March 31, 2007, we had cash and cash equivalents and short-term investments of $132.8 million, a $5.0 million increase from $127.8 million at December 31, 2006. This increase was primarily due to $7.0 million of cash flow from operations, offset by $1.1 million used for dividend payments to stockholders and $0.8 million used for investments in equipment and software.

Working capital was $150.8 million at March 31, 2007, a $3.6 million increase from $147.2 million at December 31, 2006. Working capital increased primarily due to a $6.3 million decrease in accounts payable and accrued expenses and a $5.0 million increase in cash and investments partially offset by a $3.9 million increase in deferred revenue, a $2.0 million decrease in trade accounts receivable and short-term license installments, and a $1.8 million decrease in other current assets.

Cash flow from operating activities for the first quarter of 2007 increased to $7.0 million from $3.1 million for the first quarter of 2006. During the first quarter of 2007, cash flow benefited from a $5.7 million reduction in accounts receivable and license installments, and $1.0 million of net income.

Net cash used in investing activities for the first quarter of 2007 was $8.1 million, primarily due to net purchases of marketable debt securities, as compared to $7.5 million in the first quarter of 2006.

On June 1, 2006, we announced that our Board of Directors approved a new $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007. Under the program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the program may be made from time to time on the open market or in privately negotiated transactions. During the first quarter of 2007, we did not repurchase any shares. The program may be suspended or discontinued at any time without prior notice.

In 2006, we commenced a quarterly dividend program, which may change or terminate at any time, pursuant to which we pay a cash dividend of $0.03 per share to our stockholders of record on the first trading day of each quarter. As part of this program, our Board of Directors declared a dividend of $0.03 per share to the stockholders of recorded as of April 2, 2007, resulting in a total dividend payment on April 16, 2007 of approximately $1.1 million. The Board of Directors may terminate or modify this dividend program at any time without notice.

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

As of March 31, 2007, we did not have material commitments for capital or operating expenditures other than purchase commitments for customer support and consulting services and capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in a 108,728 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, Hong Kong and the United Kingdom. These leases expire at various dates through 2010.

Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases and tenant improvement incentives. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of March 31, 2007, our known contractual obligations were as follows:

(in thousands)	Payment due by period
Contractual obligations:	Total	Remainder of 2007	2008 & 2009	2010 & 2011	2012 and after
Purchase commitments	$2,333	$1,643	$690	$—	$—
Capital lease obligations	36	36	—	—	—
Operating lease obligations	24,902	3,088	8,241	7,942	5,631

Total	$27,271	$4,767	$8,931	$7,942	$5,631

The following amounts of cash are due for receipt in connection with our existing term license agreements:

Years ending December 31,	Installment payments for term licenses recorded on the balance sheet	Installment payments for ratable term licenses not recorded on the balance sheet
	(in thousands)
Remainder of 2007	$12,932	$3,529
2008	10,710	6,462
2009	3,440	5,785
2010	2,722	4,952
2011	2,151	3,198
2012 and thereafter	1,243	—

Total	$33,198	$23,926

Short-term license installments and Long-term license installments on the balance sheet represent unbilled term license installments that have been recognized as revenue, net of unearned interest income. Payments due for these installments, which include unearned interest income, decreased to $33.2 million at March 31, 2007 from $41.9 million at December 31, 2006, as license installment payments billed during the first quarter of 2007 exceeded the value of new term licenses where we recognized the present value of future license payments as revenue.

We now enter into term licenses with contract provisions that require the term license to be recognized as revenue over the license term as payments become due. Installment payments for these ratable term licenses, which are not recorded on the balance sheet, increased to $23.9 million at March 31, 2007 from $14.2 million at December 31, 2006.

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

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2006 Annual Report on Form 10-K other than the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (see Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). For more information regarding the Company’s critical accounting policies, the Company refers the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, to Note 6 to the Consolidated Financial Statements for the year ended December 31, 2006, contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

In the first quarter of 2007, one customer represented 10% of our total revenue. In the first quarter of 2006, one customer represented 10% of our total revenue.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 26% of our total revenue in the first quarter of 2007 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our offices in the U.S., and some of those transactions are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in other currencies. In addition, our U.S. operating company holds some cash and investments in currencies other than the U.S. dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus the U.S. dollar functional currency we recognize a currency gain or (loss) in the statement of operations as other income (expense) related to foreign currency transactions. We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $22 million as of March 31, 2007. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of March 31, 2007, with most of that change recognized in the statement of operations as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of $31 million as of March 31, 2007 reflects the weighted average of historic discount rates used to record each term license arrangement. A two hundred basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $1 million as of March 31, 2007.

We have invested in fixed rate marketable debt securities. A two hundred basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2 million as of March 31, 2007. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective as of that date, due to the material weaknesses in our internal control over financial reporting described below.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a “material weakness” as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

(i) Accounting for Certain Complex Software Revenue Recognition Transactions. Management identified a material weakness as of December 31, 2005 related to the ability of the Company’s revenue accounting staff to interpret the accounting literature as it related to transactions containing complex and non-standard terms. The Company made meaningful progress addressing this material weakness during 2006 and the first quarter of 2007. We assessed the expertise of our staff responsible for revenue recognition and addressed any identified deficiencies. In particular, we improved our ability to identify when customer contracts contain non-standard features. We also improved our research protocol so that we more fully understand the applicable accounting for such features. Nonetheless, as of March 31, 2007, management determined that our controls with respect to accounting for transactions containing complex and non-standard terms remained inadequate and ineffective, and, as a result, a material weakness continued to exist as of that date.

(ii) Accounting for Income Taxes. Management identified a significant deficiency as of December 31, 2004 related to insufficient technical review and supervision of tax decisions, including various estimates. This significant deficiency had not been remediated as of December 31, 2005, and management therefore declared this deficiency to be a material weakness as of that date and as of December 31, 2006. As a result of this material weakness, post-closing adjustments have been posted to the Company’s books and records and its financial statements. These adjustments were not individually material, but the aggregation of these adjustments coupled with continued post-closing adjustments recorded in the last three years represents a material weakness. The Company made meaningful progress addressing the deficiency during 2005, 2006 and the first quarter of 2007. We added additional technical resources to assist in the preparation and review of our tax decisions. We also improved the underlying tax preparation and review procedures. We also conducted additional training and implemented enhanced tax preparation software. Nonetheless, as of March 31, 2007, management determined that our controls with respect to accounting for income taxes remained inadequate and ineffective, and, as a result, a material weakness continued to exist as of that date.

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

As a result of these revisions, we restated our previously issued financial statements and other financial information for the years 2005, 2004 and 2003, financial information for the years 2002 and 2001 and for each of the quarters in the years 2005 and 2004. We also restated our previously issued financial statements and other financial information for the first and second quarters of 2006. In connection with these restatements, management determined that our controls with respect to accounting for arrangements involving professional services were inadequate and ineffective, and, as a result, a material weakness existed as of March 31, 2007.

(iv) Periodic Financial Close Process. Management has determined that the Company’s controls and procedures relating to the periodic financial close process were inadequate and ineffective as of March 31, 2007. Specifically, management determined that a material weakness existed in the Company’s controls and procedures with respect to (a) the timely disposition of required adjustments identified through the period-end account analysis and reconciliation process, (b) the accurate and consistent preparation of all required analyses in accordance with the Company’s defined closing process in the appropriate accounting period, and (c) accounting for complex non-routine transactions.

We are diligently working to remediate these material weaknesses. To address the material weakness described in clause (i) above, we are further improving our protocols for the review of complex transactions and conducting additional training of our revenue recognition staff. To address the material weakness described in clause (ii) above, we are further evaluating our procedures for the review and calculation of our tax provisions. To address the material weakness described in clause (iii) above, we have changed the methods by which we account for such arrangements, and applied these changes retroactively to our previously issued financial statements for the years 2005, 2004 and 2003, and to financial information for the years 2002 and 2001, and to our previously issued financial statements for the first and second quarters of 2006. Our revised methods of accounting for such arrangements are described under Revenue Recognition in Critical Accounting Policies in our Annual Report on Form 10-K for 2006. We are also improving the expertise of our staff responsible for revenue recognition with respect to the proper method of accounting for arrangements involving professional services. To address the material weakness described in clause (iv) above, we are reviewing our controls and procedures relating to the periodic financial close process and determining which specific improvements need to be implemented.

(b) Changes in Internal Control over Financial Reporting. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have reported several material weaknesses in our internal control over financial reporting since the second quarter of 2005, and certain of these material weaknesses have not yet been effectively remediated. Investor confidence and share value may be adversely impacted if we are unable to promptly and effectively remediate these material weaknesses, or if we were to report additional material weaknesses in our internal control over financial reporting in the future. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting, and to report on a quarterly basis regarding the effectiveness of the company’s disclosure controls and procedures. Beginning in the second quarter of 2005, we have reported several material weaknesses in our internal control over financial reporting. For the year ended December 31, 2006, management’s assessment is included on page 33 of our Annual Report on Form 10-K for such year and our independent registered public accounting firm’s attestation is included on pages 34 and 35 of our Annual Report on Form 10-K for such year. For the first quarter of 2007, management’s assessment concluded that our internal control over financial reporting as of March 31, 2007 was not effective due to certain specified material weaknesses in our internal control over financial reporting, as discussed in Item 4, Controls and Procedures, of this Quarterly Report on Form 10-K. We may not be successful in promptly and effectively remediating these material weaknesses. In addition, our management may not be able to provide an unqualified assessment of our internal control over financial reporting for our 2007 fiscal year or beyond, or be able to provide quarterly certifications that our disclosure controls and procedures are effective, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Pegasystems Inc.

Date: May 18, 2007	By:	/s/ Alan Trefler
Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 18, 2007	By:	/s/ Craig Dynes
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: May 18, 2007	By:	/s/ James Reilly
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