Form 10-Q
period 2007-06-30
PEGASYSTEMS INC
filed 2007-08-07
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

There were 36,259,305 shares of the Registrant’s common stock, $.01 par value per share, outstanding on August 3, 2007.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share-related data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,731	$26,008
Short-term investments	126,400	101,750

Total cash and short-term investments	141,131	127,758
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2007 and 2006	35,125	31,985
Short-term license installments	15,205	21,790
Other current assets	8,361	9,065

Total current assets	199,822	190,598

Long-term license installments, net of unearned interest income	12,029	17,458
Equipment and improvements, net of accumulated depreciation and amortization	3,238	2,453
Computer software for internal use, net of accumulated amortization	823	1,054
Long-term deferred tax assets and other assets	6,155	99
Goodwill	2,346	2,346

Total assets	$224,413	$214,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$7,841	$11,770
Accounts payable and accrued expenses	11,660	14,474
Deferred revenue	21,942	17,062
Current portion of capital lease obligation	9	63

Total current liabilities	41,452	43,369

Long-term deferred income taxes	—	2,344
Income taxes payable and other long-term liabilities	11,432	2,137

Total liabilities	52,884	47,850

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 36,171,921 and 35,308,978 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	362	353
Additional paid-in capital	125,074	118,027
Stock warrants	94	94
Retained earnings, including the cumulative effect of ($1,490) for the adoption of a new accounting pronouncement at January 1, 2007 (see footnote 4)	44,577	46,549
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(319)	(343)
Foreign currency translation adjustments	1,741	1,478

Total stockholders’ equity	171,529	166,158

Total liabilities and stockholders’ equity	$224,413	$214,008

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Software license	$10,344	$6,801	$22,428	$13,799
Services	25,319	20,530	50,724	42,731

Total revenue	35,663	27,331	73,152	56,530

Cost of revenue:
Cost of software license	—	1	—	32
Cost of services	14,320	11,048	29,884	25,135

Total cost of revenue	14,320	11,049	29,884	25,167

Gross profit	21,343	16,282	43,268	31,363

Operating expenses:
Research and development	6,380	5,681	12,565	11,083
Selling and marketing	11,647	10,174	23,416	19,984
General and administrative	4,255	3,385	8,470	6,022

Total operating expenses	22,282	19,240	44,451	37,089

Loss from operations	(939)	(2,958)	(1,183)	(5,726)

Installment receivable interest income	282	454	558	901
Other interest income, net	1,639	1,483	3,184	2,598
Other income, net	98	403	78	648

Income (loss) before provision (benefit) for income taxes	1,080	(618)	2,637	(1,579)

Provision (benefit) for income taxes	433	(359)	970	(409)

Net income (loss)	$647	$(259)	$1,667	$(1,170)

Earnings (loss) per share, basic	$0.02	$(0.01)	$0.05	$(0.03)
Earnings (loss) per share, diluted	$0.02	$(0.01)	$0.04	$(0.03)

Weighted average number of common shares outstanding, basic	35,670	35,561	35,510	35,567
Weighted average number of common shares outstanding, diluted	38,017	35,561	37,822	35,567

Dividends per share	$0.03	$0.03	$0.06	$0.03

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,667	$(1,170)
Adjustment to reconcile net income (loss) to cash flows from operating activities:
Stock option income tax benefits	(1,180)	(213)
Deferred income taxes	808	(878)
Depreciation, amortization, and other non-cash items	1,192	1,073
Stock-based compensation expense	696	835
Change in operating assets and liabilities:
Trade accounts receivable and license installments	8,875	11,556
Other current assets	783	(1,128)
Accounts payable and accrued expenses	(7,285)	174
Deferred revenue	4,880	4,077
Other long-term assets and liabilities	883	557

Cash flows from operating activities	11,319	14,883

Cash flows from investing activities:
Purchase of investments	(53,480)	(34,534)
Maturing and called investments	27,900	29,375
Investment in software, equipment and improvements	(1,504)	(1,297)

Cash flows from investing activities	(27,084)	(6,456)

Cash flows from financing activities:
Payments under capital lease obligation	(54)	(51)
Exercise of stock options	6,011	1,173
Tax benefit from vested stock options	1,180	213
Proceeds from the sale of stock under Employee Stock Purchase Plan	82	102
Dividend payments to shareholders	(2,120)	—
Repurchase of common stock	(914)	(3,481)

Cash flows from financing activities	4,185	(2,044)

Effect of exchange rate on cash and cash equivalents	303	165

Net increase (decrease) in cash and cash equivalents	(11,277)	6,548

Cash and cash equivalents, beginning of period	26,008	21,314

Cash and cash equivalents, end of period	$14,731	$27,862

Supplemental disclosures of cash flow information:
Cash paid during the year-to-date period for:
Interest	$1	$10
Income taxes	$1,053	$303
Non-cash financing activity:
Dividends payable	$1,088	$1,067

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

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Trade accounts receivable

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $35.1 million and $32.0 million at June 30, 2007 and December 31, 2006, respectively. Trade accounts receivable includes $4.1 million and $2.5 million at June 30, 2007 and December 31, 2006, respectively, for services earned under time and material arrangements that had not been invoiced at the end of the respective period.

(b) Other current assets

Other currents assets consist of the following:

(in thousands)	June 30, 2007	December 31, 2006
Deferred tax assets	$3,000	$2,962
Deferred cost of services	754	1,593
Interest receivable	2,090	1,776
Income tax receivable	1,362	1,331
Prepaid expense	778	842
Reimbursable expense	244	349
Sales tax receivable	133	212

Balance at the end of the period	$8,361	$9,065

(c) Stockholders’ equity

On June 1, 2006, the Company’s Board of Directors declared an ongoing quarterly cash dividend of $.03 per share. The dividend declared during the second quarter of 2007 was paid on July 16, 2007 to stockholders of record as of July 2, 2007. The Company paid in the aggregate approximately $1.1 million in connection with this dividend. The accrued liability for this dividend is included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheet at June 30, 2007. The Company currently expects to continue to pay a quarterly cash dividend of $0.03 per share to stockholders of record as of the first trading day of each quarter, subject to change in the discretion of the Company’s Board of Directors.

On June 1, 2006, the Company publicly announced that the Company’s Board of Directors had approved a $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007 (the “Second Program”).

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth information regarding the Company’s repurchases of its common stock under the Second Program during the second quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Second Program (in thousands)
April 2007	—	$—	443,439	$6,872
May 2007	10,540	10.09	453,979	6,766
June 2007	77,705	10.40	531,684	Program Ended

Total	88,245	$10.36

On June 4, 2007, the Company announced that its Board of Directors approved a new $10 million stock repurchase program beginning July 1, 2007 and ending June 30, 2008 (the “Third Program”). Under the Third Program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the Third Program may be made from time to time on the open market or in privately negotiated transactions.

(d) Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Basic
Net income (loss)	$647	$(259)	$1,667	$(1,170)

Weighted average common shares outstanding	35,670	35,561	35,510	35,567

Earnings (loss) per share, basic	$0.02	$(0.01)	$0.05	$(0.03)

Diluted
Net income (loss)	$647	$(259)	$1,667	$(1,170)

Weighted average common shares outstanding	35,670	35,561	35,510	35,567
Effect of assumed exercise of stock options and warrants	2,347	—	2,312	—

Weighted average common shares outstanding, assuming dilution	38,017	35,561	37,822	35,567

Earnings (loss) per share, diluted	$0.02	$(0.01)	$0.04	$(0.03)

Outstanding options and warrants excluded as impact would be anti-dilutive	1,192	4,664	1,229	8,886

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended June 30,				Six months ended June 30,
($ in thousands)	2007		2006		2007		2006
United States	$24,861	70%	$19,045	70%	$52,531	72%	$38,374	68%
United Kingdom	6,392	18%	3,634	13%	11,682	16%	7,261	13%
Other Europe	1,539	4%	2,572	9%	3,032	4%	7,929	14%
Other	2,871	8%	2,080	8%	5,907	8%	2,966	5%

	$35,663	100%	$27,331	100%	$73,152	100%	$56,530	100%

In the second quarter of 2007, no single customer accounted for ten percent or more of the Company’s total revenue. In the second quarter of 2006, one customer accounted for 11% of the Company’s total revenue. In the first six months of 2007 and 2006, no single customer accounted for ten percent or more of the Company’s total revenue.

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

The following table provides the classification of stock-based compensation as reflected in the Company’s unaudited condensed consolidated statements of operations:

(in thousands, except per share amounts)	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Stock-based compensation expense:
Cost of services	$107	$68	$269	$137
Research and development	30	35	71	75
Selling and marketing	108	151	210	261
General and administrative	55	318	146	362

Total stock-based compensation before tax	300	572	696	835
Income tax benefit	(95)	(213)	(199)	(308)

Net stock-based compensation expense	$205	$359	$497	$527

Effect on earnings (loss) per share:
Basic	$(.01)	$(.01)	$(.01)	$(.01)
Diluted	$(.01)	$(.01)	$(.01)	$(.01)

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended June 30, 2007	Three months ended June 30, 2006
Expected volatility(1)	58%	76%
Expected post-vesting option life(2)	3.4 years	3.6 years
Interest rate (risk free)(3)	4.96%	5.11%
Expected annual dividend yield(4)	1.43%	0.91%

	Six months ended June 30, 2007	Six months ended June 30, 2006
Expected volatility(1)	62%	77%
Expected post-vesting option life(2)	3.4 years	3.6 years
Interest rate (risk free)(3)	4.71%	4.95%
Expected annual dividend yield(4)	1.47%	0.38%

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected post-vesting option life for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination.
(3)	The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield at the time of grant.
(4)	The expected annual dividend yield as shown in the table above is based on the weighted average of the dividend yield assumption used for options granted during the period. As the Company had not declared dividends prior to the quarter ended June 30, 2006, options granted prior to the initial dividend were valued using a dividend yield of zero. Options granted after the initial dividend were valued using the expected annual dividend yield, calculated based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

As of June 30, 2007, awards representing 4.1 million shares were reserved for future issuance under the Company’s stock plans, consisting of 0.2 million shares under the 1996 Non-Employee Director Stock Option Plan, 3.4 million shares under the 2004 Long-Term Incentive Plan, 0.5 million shares under the 2006 Employee Stock Purchase Plan. No further awards may be issued under the 1994 Long-Term Incentive Plan and the 1996 Employee Stock Purchase Plan.

The following table presents the combined stock option activity for the 1994 Long-Term Incentive Plan, the 2004 Long-Term Incentive Plan and the 1996 Non-Employee Director Stock Option Plan for the three months ended June 30, 2007:

	Shares (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2007	8,436	$7.94	5.63
Granted	159	9.26
Exercised	(942)	6.38
Cancelled	(147)	9.88

Outstanding as of June 30, 2007	7,506	$8.13	5.20	$28,407

Ending vested and expected to vest	7,294	$8.13	5.10	$27,739
Ending exercisable	6,677	$8.24	4.83	$25,252

The Company received $6.0 million from options exercised during the six months ended June 30, 2007: their intrinsic value was $3.6 million.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(g) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning on January 1, 2008. The Company does not expect that adoption of this new standard will have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for the Company beginning on January 1, 2008. The Company does not expect that adoption of this new standard will have a material effect on our financial position or results of operations.

In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF Issue No. 07-3 is effective for the Company beginning on January 1, 2008. Earlier application is not permitted. The Company does not expect that adoption of this new pronouncement will have a material effect on our financial position or results of operations.

3. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income (Loss)” requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. The Company’s total comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Comprehensive income (loss):
Net income (loss)	$647	$(259)	$1,667	$(1,170)
Other comprehensive income (loss):
Unrealized gain (loss) on securities (net of tax)	(105)	(70)	24	(99)
Foreign currency translation adjustments	227	107	263	140

Comprehensive income (loss)	$769	$(222)	$1,954	$(1,129)

4. INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1.5 million reduction to January 1, 2007 retained earnings. At the adoption date of January 1, 2007, the Company had $9.7 million of unrecognized tax benefits, $3.7 million of which would affect the Company’s effective tax rate if recognized. There were no material changes to the amount of unrecognized tax benefits during the first six months of 2007. The Company expects that the changes in the unrecognized tax benefits within the next twelve months would not be material.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our revenue historically has fluctuated quarter to quarter and has generally been higher in the second half of the year.

Results of Operations

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
(In millions, except percentages)	2007	2006	Change	2007	2006	Change
Total revenue	$35.7	$27.3	30%	$73.2	$56.5	29%
Gross profit	21.3	16.3	31%	43.3	31.4	38%
Total operating expense	22.3	19.2	16%	44.5	37.1	20%
Income (loss) before provision (benefit) for income taxes	1.1	(0.6)	275%	2.6	(1.6)	267%

Total revenue in the first six months of 2007 increased by 29% compared to the first six months of 2006 as a result of an $8.6 million increase in license revenue, a $5.2 million increase in professional services revenue related to license implementations and a $2.8 million increase in maintenance revenue.

Gross profit increased in the first six months of 2007 compared to the first six months of 2006 primarily due to the increase in license revenue.

Total operating expenses in the first six months of 2007 increased by 20% compared to the first six months of 2006 primarily due to our continued investment in expanding the number of sales and professional services personnel, increased spending in research and development and higher accounting and legal fees as a result of restating our previously issued financial statements.

As a result of the increase in revenue and gross profit, income (loss) before provision for income taxes and net income (loss) changed from a loss in the first six months of 2006 to a profit in the first six months of 2007.

We generated $11.3 million in cash flow from operations during the first six months of 2007, and ended the period with $141.1 million in cash and short-term investments and $27.2 million in combined short and long-term license installment receivables.

Revenue

License revenue

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
(In millions, except percentages)	2007	2006	Change	2007	2006	Change
Perpetual licenses	$7.4	$3.3	124%	$16.8	$8.4	100%
Term licenses	2.9	3.5	17%	5.6	5.4	4%

Total license revenue	$10.3	$6.8	52%	$22.4	$13.8	63%

For both the three months and six months ended June 30, 2007, license revenue growth was driven primarily by perpetual license arrangements. Consistent with our strategy of selling limited size initial licenses in order for customers to more quickly realize business value from our software, the number of license signings has increased while the average value has slightly decreased. The limited size licenses have resulted in faster customer acceptance, more rapid revenue recognition and a decrease in deferred license revenue for the first six months of 2007 compared to the first six months of 2006.

These trends can serve to increase the extent to which license revenue fluctuates quarterly, due to both arrangements with shorter lead-time between license signing and recognition and to a limited number of larger arrangements where complex terms may result in deferred revenue recognition. As a result, while the value of license signings during the second quarter of 2007 was about the same as the first quarter of 2007, perpetual license revenue decreased in the second quarter of 2007 compared to the first quarter of 2007, while deferred revenue and backlog increased.

License revenue from term licenses increased only slightly for the first six months of 2007 compared to the same period in 2006. However, in the first six months of 2006, the majority of term license arrangements included contract terms for which we recognized the present value of committed future term license payments as term license revenue. Our current term license arrangements are presently structured to require revenue to be recognized over the license term as payments become due. Payments for these term licenses, which will be recognized in future periods, totaled $29.4 million as of June 30, 2007. See the table of expected cash receipts from term licenses on page 17.

Services revenue

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
(In millions, except percentages)	2007	2006	Change	2007	2006	Change
Professional services and training	$17.9	$14.8	21%	$36.3	$31.1	17%
Maintenance	7.4	5.7	30%	14.4	11.6	24%
Total services revenue	$25.3	$20.5	23%	$50.7	$42.7	19%

The increase in services revenue for the three and six months ended June 30, 2007 was primarily a result of increased demand from our customers for professional services related to new license implementations. These increases were driven by the large increase in license signings that occurred in the second half of 2006. To meet the demand, we have increased employee headcount in the services organization to 216 at June 30, 2007 from 180 at June 30, 2006 while contracted services are approximately $5.4 million for the six months of 2007 and 2006.

Maintenance revenue increases for the three and six months ended June 30, 2007 reflect the continued increase in the installed base of our software.

We record allowances for estimates of potential sales credit memos when the related revenue is recorded and we review these allowances periodically. We base these estimates on historical analyses of credit memo data, current economic trends, assumptions about future events and our experience with customer disputes. The following table summarizes the activity of the allowance for credit memos:

(in thousands)	Six months ended June 30, 2007	Six months ended June 30, 2006
Balance at beginning of period	$1,238	$470
Revenue deferred (recognized)	498	1,966
Credit memos issued that impact revenue	(384)	(1,031)

Balance at end of period	$1,352	$1,405

Deferred revenue at June 30, 2007 consisted primarily of billed fees which exceed revenue recognized on arrangements and unearned portions of annual maintenance fees paid in advance. Deferred revenue balances increased to $21.9 million at June 30, 2007, from $17.1 million at December 31, 2006 primarily due to an increase in pre-paid annual maintenance fees. International revenue was 30% of total revenue for both the second quarter of 2007 and the second quarter of 2006. International revenue decreased to 28% of total revenue for the first six months of 2007 from 32% for the first six months of 2006.

Gross profit

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
(In millions, except percentages)	2007	2006	Change	2007	2006	Change
License gross profit	$10.3	$6.8	51%	$22.4	$13.8	62%
Services gross profit in dollars	$11.0	$9.5	16%	$20.8	$17.6	18%
Services gross margin	43%	46%		41%	41%

There are no significant direct costs associated with license revenue. Increases in license gross profit are therefore due to increases in license revenue.

Services gross profit margin remained constant at 41% for the first six months of 2007 and 2006. Increases in services gross profit are therefore directly attributable to the increase in services revenue. Our costs of service are primarily the personnel costs associated with the delivery of consulting services and the costs of subcontractors to meet the demand for professional services. We expect to continue to increase the number of professional service employees to meet future demand. In addition, we will continue to utilize subcontractors while we recruit, hire and train new professional service employees.

Operating expenses

Research and development

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
(In millions, except percentages)	2007	2006	Change	2007	2006	Change
Research and development	$6.4	$5.7	12%	$12.6	$11.1	13%
As a percent of total revenue	18%	21%		17%	20%

Research and development expenses include payroll, employee benefits, stock-based compensation expense, contracted services, and other labor-related costs associated with research and development. Research and development costs increased during the three and six months ended June 30, 2007 due to increased headcount-related costs. Employee headcount increased to 116 on June 30, 2007 from 110 on June 30, 2006. We supplement our local research and development activities by using offshore contractors. Contracted services for the first six months of 2007 increased to $3.0 million from $2.8 million for the first six months of 2006. We are planning to expand our use of offshore resources for research and development by hiring our own offshore employees to supplement our use of offshore contractors.

Selling and marketing

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
(In millions, except percentages)	2007	2006	Change	2007	2006	Change
Selling and marketing	$11.6	$10.2	14%	$23.4	$20.0	17%
As a percent of total revenue	33%	37%		32%	35%

Selling and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increases in selling and marketing expenses were primarily due to a $1.0 million increase in employee related costs associated with increased staff in both sales and marketing. Our selling and marketing employee headcount increased by 16% from 126 at the end of the second quarter 2006 to 146 at the end of the second quarter 2007.

General and administrative

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
(In millions, except percentages)	2007	2006	Change	2007	2006	Change
General administrative	$4.3	$3.4	26%	$8.5	$6.0	41%
As a percent of total revenue	12%	12%		12%	11%

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with finance, legal, corporate governance, other administrative headcount, and accounting, legal and other administrative fees. General and administrative costs increased during the three and six months ended June 30, 2007, primarily reflecting increased costs for accounting and legal fees associated with the restatement of our previously issued financial statements and increased compensation costs relating to increased headcount. For the second quarter of 2007, accounting and legal fees increased to $1.4 million from $0.5 million for the second quarter of 2006. Audit and legal fees related to the restatement totaled $0.8 million in the second quarter of 2007. For the first six months of 2007, accounting and legal fees increased to $2.6 million from $1.0 million for the first six months of 2006. Audit and legal fees related to the restatement totaled $1.5 million in the first six months of 2007. Our general and administrative employee headcount increased to 108 employees at the end of the second quarter of 2007 from 99 employees at the end of the second quarter of 2006.

Investment income, other income and Income Taxes

	Three months ended June 30,			Six months ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Installment receivable interest income and other interest income, net	$1.9	$1.9	$—	$3.7	$3.5	$0.2
Other income (expense), net	0.1	0.4	(0.3)	0.1	0.6	(0.5)

Investment income and other	$2.0	$2.3	$(0.3)	$3.8	$4.1	$(0.3)

Interest Income

Interest income increased primarily due to larger balances of cash and investments, partially offset by an expected reduction in interest income from installment receivables reflecting the declining balance of term licenses on which revenue had been recognized in advance of payments.

Other income (expense), net

Other income (expense), net, consists primarily of currency exchange gains and losses. The six month period ended June 30, 2006 had benefited from increases of approximately 6% in the value of British pounds and Euro currencies versus the U.S. dollar, while the benefit in the six month period ended June 30, 2007 was from increases of approximately 2% in the value of British pounds and Euro currencies versus the U.S. dollar, partially offset by recognized losses on called investments in marketable debt securities.

Provision for income taxes

The provision for income taxes for the first six months of 2007 was $1.0 million, compared to a tax benefit of $0.4 million for the first six months of 2006. The $1.0 million provision represents a 37% effective tax rate on the income before provision for income taxes. The increase in the provision for income taxes was due primarily to improved profitability. The Company adopted the provisions of FIN 48 on January 1, 2007. See additional disclosure in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At June 30, 2007, we had cash and cash equivalents and short-term investments of $141.1 million, a $13.3 million increase from $127.8 million at December 31, 2006. This increase was primarily due to $11.3 million of cash flow from operations and $6.0 million from the exercise of stock options, partially offset by $2.1 million used for dividend payments to stockholders and $1.5 million used for investments in software, equipment and improvements.

Working capital was $158.4 million at June 30, 2007, a $11.2 million increase from the $147.2 million at December 31, 2006. Working capital increased primarily due to a $13.3 million increase in cash and cash equivalents and short term investments and a $3.9 million decrease in accrued payroll related expenses partially offset by a $6.6 million decrease in short-term license installments.

Cash flow from operating activities for the first six months of 2007 decreased to $11.3 million from $14.9 million for the first six months of 2006. During the first six months of 2007, cash flow was lower due to a $7.5 million decrease in accounts payable and accrued expenses and a $2.7 million increase in accounts receivable and license installments, offset by $2.9 million increase in net income, $1.7 million from deferred taxes and a $1.9 million decrease in other assets.

Net cash used in investing activities for the first six months of 2007 was $27.1 million, primarily due to net purchases of marketable debt securities, compared to $6.5 million for the first six months of 2006.

On June 1, 2006, we publicly announced that our Board of Directors had approved a $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007 (the “Second Program”). The following table sets forth information regarding our repurchases of our common stock under the Second Program during the second quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Second Program (in thousands)
April 2007	—	$—	443,439	$6,872
May 2007	10,540	10.09	453,979	6,766
June 2007	77,705	10.40	531,684	Program Ended

Total	88,245	$10.36

On June 4, 2007, we publicly announced that our Board of Directors approved a new $10 million stock repurchase program beginning July 1, 2007 and ending June 30, 2008 (the “Third Program”). Under the Third Program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the Third Program may be made from time to time on the open market or in privately negotiated transactions.

In 2006, we commenced a quarterly dividend program, pursuant to which we pay a cash dividend of $0.03 per share to our stockholders of record on the first trading day of each quarter. As part of this program, our Board of Directors declared a dividend of $0.03 per share to the stockholders of record as of July 2, 2007, resulting in a total dividend payment on July 16, 2007 of approximately $1.1 million. The Board of Directors may terminate or modify this dividend program at any time without notice.

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

As of June 30, 2007, we did not have material commitments for capital or operating expenditures other than purchase commitments for customer support and consulting services and capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in a 108,728 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, Hong Kong and the United Kingdom. These leases expire at various dates through 2010.

Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases and tenant improvement incentives. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of June 30, 2007, our known contractual obligations were as follows:

(in millions)	Payment due by period
Contractual obligations:	Total	Remainder of 2007	2008 & 2009	2010 & 2011	2012 and after
Purchase commitments	$1.8	$1.1	$0.7	$—	$—
Operating lease obligations	23.9	2.1	8.3	7.9	5.6

Total	$25.7	$3.2	$9.0	$7.9	$5.6

The following amounts of cash are due for receipt in connection with our existing term license agreements:

Years ending December 31,	Installment payments for term licenses recorded on the balance sheet	Installment payments for ratable term licenses not recorded on the balance sheet
	(in millions)
Remainder of 2007	$9.1	$3.0
2008	10.7	7.3
2009	3.4	6.6
2010	2.7	5.8
2011	2.2	3.6
2012 and thereafter	1.3	—

Total	$29.4	$26.3

Short-term license installments and Long-term license installments on the balance sheet represent unbilled term license installments that have been recognized as revenue, net of unearned interest income. Payments due for these installments, which include unearned interest income, decreased to $29.4 million at June 30, 2007 from $41.9 million at December 31, 2006.

Our current term license arrangements are presently structured to require revenue to be recognized over the license term as payments become due. Installment payments for these ratable term licenses, which have not yet been recorded as revenue and are not recorded on the balance sheet, increased to $26.3 million at June 30, 2007 from $14.2 million at December 31, 2006.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning on January 1, 2008. We do not expect that adoption of this new standard will have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for us beginning on January 1, 2008. We do not expect that adoption of this new standard will have a material effect on our financial position or results of operations.

In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF Issue No. 07-3 is effective for us beginning on January 1, 2008. Earlier application is not permitted. We do not expect that adoption of this new pronouncement will have a material effect on our financial position or results of operations.

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

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2006 Annual Report on Form 10-K other than the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (see Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). For more information regarding the Company’s critical accounting policies, the Company refers the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and to Note 6 to the Consolidated Financial Statements for the year ended December 31, 2006, contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

During the second quarter of 2007, no single customer accounted for ten percent or more of our total revenue. During the second quarter of 2006, one customer accounted for 11% of our total revenue. During the first six months of 2007 and 2006, no single customer accounted for ten percent or more of our total revenue.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 30% of our total revenue in the first six months of 2007 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our offices in the U.S., and some of those transactions are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in other currencies. In addition, our U.S. operating company holds some cash and investments in currencies other than the U.S. dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus the U.S. dollar functional currency we recognize a currency gain or (loss) in the statement of operations as other income (expense) related to foreign currency transactions. We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $25 million as of June 30, 2007. A ten percent change in currency exchange rates would change by approximately $2 million the carrying value of those net assets as reported on our balance sheet as of June 30, 2007, with most of that change recognized in the statement of operations as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of $27 million as of June 30, 2007 reflects the weighted average of historic discount rates used to record each term license arrangement. A two hundred basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $1 million as of June 30, 2007.

We have invested in fixed rate marketable debt securities. A two hundred basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2 million as of June 30, 2007. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective as of that date, due to the material weaknesses in our internal control over financial reporting described below.

The Public Company Accounting Oversight Board defines a “material weakness” as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

As a result of these revisions, we restated our previously issued financial statements and other financial information for the years 2005, 2004 and 2003, financial information for the years 2002 and 2001 and for each of the quarters in the years 2005 and 2004. We also restated our previously issued financial statements and other financial information for the first and second quarters of 2006. In connection with these restatements, management determined that our controls with respect to accounting for arrangements involving professional services were inadequate and ineffective, and, as a result, a material weakness existed.

(iv) Periodic Financial Close Process. Management has determined that the Company’s controls and procedures relating to the periodic financial close process were inadequate and ineffective as of June 30, 2007. Specifically, management determined that a material weakness existed in the Company’s controls and procedures with respect to (a) the timely disposition of required adjustments identified through the period-end account analysis and reconciliation process, (b) the accurate and consistent preparation of all required analyses in accordance with the Company’s defined closing process in the appropriate accounting period, and (c) accounting for complex non-routine transactions.

We have been diligently working to remediate these material weaknesses. To address the material weakness described in clause (i) above, we have further improved our protocols for the review of complex transactions and conducted additional training of our revenue recognition staff. To address the material weakness described in clause (ii) above, we have further evaluated and improved our procedures for the review and calculation of our tax provisions. To address the material weakness described in clause (iii) above, we have changed the methods by which we account for such arrangements, and applied these changes retroactively to our previously issued financial statements for the years 2005, 2004 and 2003, and to financial information for the years 2002 and 2001, and to our previously issued financial statements for the first and second quarters of 2006. Our revised methods of accounting for such arrangements are described under Revenue Recognition in Critical Accounting Policies in our Annual Report on Form 10-K for 2006. We have also improved the expertise of our staff responsible for revenue recognition with respect to the proper method of accounting for arrangements involving professional services. To address the material weakness described in clause (iv) above, we have reviewed and improved our controls and procedures relating to the periodic financial close process. We believe that the actions described in this paragraph will be effective in remediating the material weaknesses. However, we have not had sufficient time to observe the effectiveness of these actions in operation, and therefore are not yet in a position to conclude that the material weaknesses have been effectively remediated.

(b) Changes in Internal Control over Financial Reporting. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors relating to our internal operations and potential liabilities

We depend on certain key personnel, and must be able to attract and retain qualified personnel in the future. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales, and marketing personnel, including our Chief Executive Officer. The loss of key personnel could adversely affect financial performance. We do not have any significant key-man life insurance on any officers or employees and do not plan to obtain any. Our success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell and maintain our products is limited, and competition for their services is intense, and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to do so, our business, operating results and financial condition could be materially adversely affected.

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

We have reported several material weaknesses in our internal control over financial reporting since the second quarter of 2005, and certain of these material weaknesses have not yet been effectively remediated. Investor confidence and share value may be adversely impacted if we are unable to promptly and effectively remediate these material weaknesses, or if we were to report additional material weaknesses in our internal control over financial reporting in the future. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting, and to report on a quarterly basis regarding the effectiveness of the company’s disclosure controls and procedures. Beginning in the second quarter of 2005, we have reported several material weaknesses in our internal control over financial reporting. For the year ended December 31, 2006, management’s assessment is included on page 33 of our Annual Report on Form 10-K for such year and our independent registered public accounting firm’s attestation is included on pages 34 and 35 of our Annual Report on Form 10-K for such year. For the second quarter of 2007, management’s assessment concluded that our internal control over financial reporting as of June 30, 2007 was not effective due to certain specified material weaknesses in our internal control over financial reporting, as discussed in Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q. We may not be successful in promptly and effectively remediating these material weaknesses. In addition, our management may not be able to provide an unqualified assessment of our internal control over financial reporting for our 2007 fiscal year or beyond, or be able to provide quarterly certifications that our disclosure controls and procedures are effective, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Pegasystems Inc.

Date: August 7, 2007	By:	/s/ Alan Trefler
Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 7, 2007	By:	/s/ Craig Dynes
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: August 7, 2007	By:	/s/ James Reilly
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