Form 10-Q
period 2007-09-30
PEGASYSTEMS INC
filed 2007-11-05
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

There were 36,126,925 shares of the Registrant’s common stock, $.01 par value per share, outstanding on November 1, 2007.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share-related data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$21,960	$26,008
Short-term investments	123,255	101,750

Total cash and short-term investments	145,215	127,758
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2007 and 2006	33,403	31,985
Short-term license installments	16,494	21,790
Other current assets	8,601	9,065

Total current assets	203,713	190,598

Long-term license installments, net of unearned interest income	9,180	17,458
Equipment and improvements, net of accumulated depreciation and amortization	3,683	2,453
Computer software for internal use, net of accumulated amortization	702	1,054
Long-term deferred tax assets and other assets	6,135	99
Goodwill	2,346	2,346

Total assets	$225,759	$214,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued payroll related expenses	$11,324	$11,770
Accounts payable and accrued expenses	11,332	14,474
Deferred revenue	18,205	17,062
Current portion of capital lease obligation	—	63

Total current liabilities	40,861	43,369

Long-term deferred income taxes	—	2,344
Income taxes payable and other long-term liabilities	11,252	2,137

Total liabilities	52,113	47,850

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 70,000,000 shares authorized; 36,219,830 and 35,308,978 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	362	353
Additional paid-in capital	124,201	118,027
Stock warrants	94	94
Retained earnings, including the cumulative effect of ($1,490) for the adoption of a new accounting pronouncement at January 1, 2007 (see footnote 4)	46,989	46,549
Accumulated other comprehensive income (loss):
Net unrealized loss on investments available-for-sale	(58)	(343)
Foreign currency translation adjustments	2,058	1,478

Total stockholders’ equity	173,646	166,158

Total liabilities and stockholders’ equity	$225,759	$214,008

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Software license	$13,737	$8,543	$36,165	$22,341
Services	28,304	24,981	79,028	67,712

Total revenue	42,041	33,524	115,193	90,053

Cost of revenue:
Cost of software license	—	—	—	32
Cost of services	15,721	15,167	45,605	40,302

Total cost of revenue	15,721	15,167	45,605	40,334

Gross profit	26,320	18,357	69,588	49,719

Operating expenses:
Research and development	6,768	5,610	19,333	16,694
Selling and marketing	12,800	11,619	36,216	31,602
General and administrative	3,795	3,187	12,265	9,209

Total operating expenses	23,363	20,416	67,814	57,505

Income (loss) from operations	2,957	(2,059)	1,774	(7,786)

Installment receivable interest income	291	501	849	1,402
Other interest income, net	1,749	1,352	4,933	3,951
Other income, net	157	216	235	864

Income (loss) before provision for income taxes	5,154	10	7,791	(1,569)
Provision for income taxes	1,644	420	2,614	11

Net income (loss)	$3,510	$(410)	$5,177	$(1,580)

Earnings (loss) per share, basic	$0.10	$(0.01)	$0.14	$(0.04)
Earnings (loss) per share, diluted	$0.09	$(0.01)	$0.14	$(0.04)

Weighted average number of common shares outstanding, basic	36,225	35,249	35,751	35,439
Weighted average number of common shares outstanding, diluted	38,542	35,249	38,081	35,439

Dividends per share	$0.03	$0.03	$0.09	$0.06

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$5,177	$(1,580)
Adjustment to reconcile net income (loss) to cash flows from operating activities:
Stock option income tax benefits	(1,587)	(402)
Deferred income taxes	1,230	(619)
Depreciation, amortization, and other non-cash items	1,886	1,556
Stock-based compensation expense	1,251	1,136
Change in operating assets and liabilities:
Trade accounts receivable and license installments	12,159	17,605
Other current assets	417	151
Accounts payable and accrued expenses	(4,173)	3,769
Deferred revenue	1,142	(2,001)
Other long-term assets and liabilities	640	599

Cash flows from operating activities	18,142	20,214

Cash flows from investing activities:
Purchase of investments	(68,835)	(54,161)
Maturing and called investments	37,718	39,575
Sale of investments	8,919	—
Investment in software, equipment and improvements	(2,345)	(1,717)

Cash flows from investing activities	(24,543)	(16,303)

Cash flows from financing activities:
Payments under capital lease obligation	(63)	(77)
Exercise of stock options	8,904	2,780
Tax benefit from vested stock options	1,587	402
Proceeds from the sale of stock under Employee Stock Purchase Plan	82	102
Dividend payments to shareholders	(3,208)	(1,067)
Repurchase of common stock	(5,642)	(6,818)

Cash flows from financing activities	1,660	(4,678)

Effect of exchange rate on cash and cash equivalents	693	246

Net decrease in cash and cash equivalents	(4,048)	(521)
Cash and cash equivalents, beginning of period	26,008	21,314

Cash and cash equivalents, end of period	$21,960	$20,793

Supplemental disclosures of cash flow information:
Cash paid during the year-to-date period for:
Interest	$5	$12
Income taxes	$1,516	$1,053
Non-cash financing activity:
Dividends payable	$1,099	$$1,056

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

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Trade accounts receivable

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $33.4 million and $32.0 million at September 30, 2007 and December 31, 2006, respectively. Trade accounts receivable includes $4.6 million and $2.5 million at September 30, 2007 and December 31, 2006, respectively, for services earned under time and material arrangements that had not been invoiced at the end of the respective period.

(b) Other current assets

Other currents assets consist of the following:

(in thousands)	September 30, 2007	December 31, 2006
Deferred tax assets	$2,833	$2,962
Deferred cost of services	1,246	1,593
Interest receivable	1,598	1,776
Income tax receivable	1,391	1,331
Prepaid expense	1,351	842
Reimbursable expense	—	349
Sales tax receivable	182	212

Balance at the end of the period	$8,601	$9,065

(c) Stockholders’ equity

On June 1, 2006, the Company’s Board of Directors authorized the Company to begin paying an ongoing quarterly cash dividend of $.03 per share. The dividend declared during the third quarter of 2007 was paid on October 15, 2007 to stockholders of record as of October 1, 2007. The Company paid in the aggregate approximately $1.1 million in connection with this dividend. The accrued liability for this dividend is included in “Accounts payable and accrued expenses” on the Company’s condensed consolidated balance sheet at September 30, 2007. The Company currently expects to continue to pay a quarterly cash dividend of $0.03 per share to stockholders of record as of the first trading day of each quarter, subject to change in the discretion of the Company’s Board of Directors.

On June 1, 2006, the Company publicly announced that the Company’s Board of Directors had approved a $10 million stock repurchase program beginning July 1, 2006 and ending June 30, 2007 (the “Second Program”).

The following table sets forth information regarding the Company’s repurchases of its common stock under the Second Program during the second quarter of 2007.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Second Program (in thousands)
April 2007	—	$—	443,439	$6,872
May 2007	10,540	10.09	453,979	6,766
June 2007	77,705	10.40	531,684	Program Ended

Total	88,245	$10.36

On June 4, 2007, the Company publicly announced that its Board of Directors approved a new $10 million stock repurchase program beginning July 1, 2007 and ending June 30, 2008 (the “Third Program”). Under the Third Program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the Third Program may be made from time to time on the open market or in privately negotiated transactions.

The following table sets forth information regarding the Company’s repurchases of its common stock under the Third Program during the third quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Third Program (in thousands)
July 2007	135,183	$10.71	135,183	$8,552
August 2007	109,335	11.37	244,518	7,309
September 2007	173,770	11.72	418,288	5,272

Total	418,288	$11.30

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(d) Earnings per share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Basic
Net income (loss)	$3,510	$(410)	$5,177	$(1,580)

Weighted average common shares outstanding	36,225	35,249	35,751	35,439

Earnings (loss) per share, basic	$0.10	$(0.01)	$0.14	$(0.04)

Diluted
Net income (loss)	$3,510	$(410)	$5,177	$(1,580)

Weighted average common shares outstanding	36,225	35,249	35,751	35,439
Effect of assumed exercise of stock options and warrants	2,317	—	2,330	—

Weighted average common shares outstanding, assuming dilution	38,542	35,249	38,081	35,439

Earnings (loss) per share, diluted	$0.09	$(0.01)	$0.14	$(0.04)

Outstanding options and warrants excluded as impact would be anti-dilutive	1,020	8,548	1,196	8,548

(e) Segment reporting

The Company currently operates in one operating segment—rules-based business process management, or BPM, software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services. Substantially all of the Company’s assets are located within the United States. The Company derived its revenue from the following geographic areas (sales outside the United States are principally through export from the United States):

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2007		2006		2007		2006
United States	$23,927	57%	$18,396	55%	$76,458	66%	$56,769	63%
United Kingdom	11,816	28%	4,151	13%	23,498	21%	11,412	13%
Other Europe	1,814	4%	1,793	5%	4,846	4%	9,745	11%
Other	4,484	11%	9,184	27%	10,391	9%	12,127	13%

	$42,041	100%	$33,524	100%	$115,193	100%	$90,053	100%

In the third quarter of 2007, one customer accounted for 10% of the Company’s total revenue. In the third quarter of 2006, one customer accounted for 25% of the Company’s total revenue. In the first nine months of 2007, no single customer accounted for ten percent or more of the Company’s total revenue. In the first nine months of 2006, one customer accounted for 10% of the Company’s total revenue.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table provides the classification of stock-based compensation as reflected in the Company’s unaudited condensed consolidated statements of operations:

(in thousands, except per share amounts)	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Stock-based compensation expense:
Cost of services	$86	$68	$355	$205
Research and development	24	33	170	108
Selling and marketing	99	131	169	392
General and administrative	346	69	557	431

Total stock-based compensation before tax	555	301	1,251	1,136

Income tax benefit	(99)	(103)	(298)	(411)

Net stock-based compensation expense	$456	$198	$953	$725

Effect on earnings (loss) per share:
Basic	$(.01)	$(.01)	$(.03)	$(.02)
Diluted	$(.01)	$(.01)	$(.03)	$(.02)

The fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions:

	Three months ended September 30, 2007	Three months ended September 30, 2006
Expected volatility(1)	56%	75%
Expected post-vesting option life(2)	3.4 years	3.6 years
Interest rate (risk free)(3)	4.38%	4.60%
Expected annual dividend yield(4)	1.33%	1.7%

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Expected volatility(1)	59%	76%
Expected post-vesting option life(2)	3.4 years	3.6 years
Interest rate (risk free)(3)	4.63%	4.83%
Expected annual dividend yield(4)	1.42%	0.84%

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected post-vesting option life for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield at the time of grant.
(4)	The expected annual dividend yield as shown in the table above is based on the weighted average of the dividend yield assumption used for options granted during the period. As the Company had not declared dividends prior to the quarter ended September 30, 2006, options granted prior to the initial dividend were valued using a dividend yield of zero. Options granted after the initial dividend were valued using the expected annual dividend yield, calculated based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

As of September 30, 2007, awards representing 4.0 million shares were reserved for future issuance under the Company’s stock plans, consisting of 0.2 million shares under the 1996 Non-Employee Director Stock Option Plan, 3.3 million shares under the 2004 Long-Term Incentive Plan, and 0.5 million shares under the 2006 Employee Stock Purchase Plan. No further awards may be issued under the 1994 Long-Term Incentive Plan and the 1996 Employee Stock Purchase Plan.

The following table presents the combined stock option activity for the 1994 Long-Term Incentive Plan, the 2004 Long-Term Incentive Plan and the 1996 Non-Employee Director Stock Option Plan for the nine months ended September 30, 2007:

	Shares (in thousands)	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2007	8,436	$7.94	5.63
Granted	223	9.96
Exercised	(1,383)	6.44
Cancelled	(173)	9.76

Outstanding as of September 30, 2007	7,103	$8.25	5.02	$32,560

Ending vested and expected to vest	6,901	$8.25	4.91	$31,832
Ending exercisable	6,315	$8.32	4.62	$29,154

The Company received $8.9 million from options exercised during the nine months ended September 30, 2007. The intrinsic value of the options exercised during the nine months ended September 30, 2007 was $5.8 million.

(g) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for the Company beginning on January 1, 2008. The Company does not expect that adoption of this new standard will have a material effect on its financial position or results of operations.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income (Loss)”, requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. The Company’s total comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Comprehensive income (loss):
Net income (loss)	$3,510	$(410)	$5,177	$(1,580)
Other comprehensive income (loss):
Unrealized gain (loss) on securities (net of tax)	261	293	285	194
Foreign currency translation adjustments	317	93	580	233

Comprehensive income (loss)	$4,088	$(24)	$6,042	$(1,153)

4. INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1.5 million reduction to January 1, 2007 retained earnings. At the adoption date of January 1, 2007, the Company had $9.7 million of unrecognized tax benefits, $3.7 million of which would affect the Company’s effective tax rate if recognized. There were no material changes to the amount of unrecognized tax benefits during the first nine months of 2007. The Company expects that the changes in the unrecognized tax benefits within the next twelve months would not be material. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had approximately $1.3 million of accrued interest and $0.1 million of accrued penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state or local, or foreign, income tax examinations by tax authorities for the years before 2001. Currently, the Company is under examination in the United Kingdom for the tax years 2001 through 2004. With few exceptions, the statute of limitations remains open in all other jurisdictions for the tax years 2003 to the present.

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

Our revenue historically has fluctuated quarter to quarter and has generally been higher in the second half of the year.

Results of Operations

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Total revenue	$42.0	$33.5	25%	$115.2	$90.1	28%
Gross profit	26.3	18.4	43%	69.6	49.7	40%
Total operating expense	23.4	20.4	14%	67.8	57.5	18%
Income (loss) before provision for income taxes	5.2	—		7.8	(1.6)

Total revenue in the first nine months of 2007 increased by 28% compared to the first nine months of 2006 as a result of a $13.8 million increase in license revenue, a $7.5 million increase in professional services revenue and a $3.8 million increase in maintenance revenue.

Gross profit for the first nine months of 2007 increased by $19.9 million compared to the first nine months of 2006 due to the $13.8 million increase in license revenue and an increase of $6.0 million in services gross profit.

Total operating expenses in the first nine months of 2007 increased by 18% compared to the first nine months of 2006 primarily due to our continued investment in expanding the number of sales and professional services personnel, increased spending in research and development and higher accounting and legal fees as a result of restating our previously issued financial statements.

As a result of the increase in revenue and gross profit, we generated a profit for the first nine months of 2007 as compared to a loss for the first nine months of 2006.

We generated $18.1 million in cash flow from operations during the first nine months of 2007, and ended the period with $145.2 million in cash and short-term investments and $25.7 million in combined short and long-term license installment receivables.

Revenue

License revenue

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Perpetual licenses	$10.4	$7.3	42%	$27.3	$15.7	74%
Term licenses	3.3	1.2	175%	8.9	6.6	35%

Total license revenue	$13.7	$8.5	61%	$36.2	$22.3	62%

For both the third quarter and first nine months of 2007, license revenue growth was driven primarily by increased demand for perpetual licenses of our software. Consistent with our strategy of selling limited size initial licenses in order for customers to more quickly realize business value from our software, the average value of license signings for the first nine months of 2007 decreased slightly compared to the first nine months of 2006. These limited size licenses have resulted in faster customer acceptance, more rapid revenue recognition and a decrease in deferred license revenue for the first nine months of 2007 compared to the first nine months of 2006.

The mix of perpetual license and term license signings in a quarter may cause a fluctuation in the timing of recognized license revenue. We recognize revenue from term licenses over the term as payments become due. The term for these agreements is typically three to five years, and as a result a change in the percentage of term license signings compared to perpetual license signings in any period can result in an immediate decrease or increase in the amount of license revenue recognized in that period. Term license signings as a percentage of total license signings decreased in the first nine months of 2007 as compared to the first nine months of 2006.

License revenue from term licenses increased for the first nine months of 2007 compared to the same period in 2006, even though some of our term license arrangements in the first nine months of 2006 included contract terms for which we recognized the present value of committed future term license payments as term license revenue. Beginning in the fourth quarter of 2006, all term license arrangements are structured to require revenue to be recognized over the license term as payments become due. Payments for these term licenses, which will be recognized in future periods, totaled $33.9 million as of September 30, 2007. See the table of expected cash receipts from term licenses on page 17.

Services revenue

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Professional services and training	$20.5	$18.4	11%	$56.9	$49.4	15%
Maintenance	7.8	6.6	18%	22.1	18.3	21%

Total services revenue	$28.3	$25.0	13%	$79.0	$67.7	17%

We continue to experience strong demand for professional services related to new license implementations. To meet the demand, we have increased employee headcount in the services organization to 241 at September 30, 2007 from 184 at September 30, 2006. In addition to our own employees, we use contractors to provide these services. As a result of increasing our employee headcount, contracted services were $7.9 million for the first nine months of 2007, down slightly from $8.3 million from the first nine months of 2006.

Maintenance revenue increases for the third quarter and first nine months of 2007 reflect the continued increase in the installed base of our software.

We record allowances for estimates of potential sales credit memos when the related revenue is recorded and we review these allowances periodically. We base these estimates on historical analyses of credit memo data, current economic trends, assumptions about future events and our experience with customer disputes. The following table summarizes the activity of the allowance for credit memos:

(in thousands)	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Balance at beginning of period	$1,238	$470
Revenue deferred	489	1,606
Credit memos issued that impact revenue	(605)	(1,147)

Balance at end of period	$1,122	$929

Deferred revenue at September 30, 2007 was $18.2 million compared to $17.1 million at December 31, 2006 and $21.9 million at June 30, 2007. Deferred revenue consisted primarily of billed license fees which exceed revenue recognized on arrangements and unearned portions of billed annual maintenance fees.

International revenue was 43% of total revenue for the third quarter of 2007 and 45% for the third quarter of 2006. International revenue decreased to 34% of total revenue for the first nine months of 2007 from 37% for the first nine months of 2006.

Gross profit

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
License gross profit	$13.7	$8.5	61%	$36.2	$22.3	62%
Services gross profit	$12.6	$9.8	28%	$33.4	$27.4	22%
Services gross margin	44%	39%		42%	40%

There are no significant direct costs associated with license revenue. Increases in license gross profit are therefore due to increases in license revenue.

Services gross profit margin increased to 42% from 40% for the first nine months of 2007 compared to the first nine months of 2006. Increases in services gross profit are directly attributable to both the increase is services margin and the increase in services revenue. Our costs of service are primarily the personnel costs associated with the delivery of consulting services and the costs of subcontractors to meet the demand for professional services. We expect to continue to increase the number of professional service employees to meet future demand. In addition, we will continue to utilize subcontractors while we recruit, hire and train new professional service employees.

Operating expenses

Research and development

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Research and development	$6.8	$5.6	21%	$19.3	$16.7	16%
As a percent of total revenue	16%	17%		17%	19%

Research and development expenses include payroll, employee benefits, stock-based compensation expense, contracted services, and other labor-related costs associated with research and development. Research and development costs increased during the third quarter and first nine months 2007 due to increased headcount-related costs, the increased use of offshore contractors, and fewer occasions where research and development employees were used by the professional services department which results in their costs being allocated to cost of services. Employee headcount increased to 109 at September 30, 2007 from 105 at September 30, 2006. We supplement our local research and development activities by using offshore contractors. Contracted services for the first nine months of 2007 increased to $4.8 million from $4.0 million for the first nine months of 2006. We are expanding our use of offshore resources for research and development by hiring our own offshore employees to supplement our use of offshore contractors.

Selling and marketing

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Selling and marketing	$12.8	$11.6	10%	$36.2	$31.6	15%
As a percent of total revenue	30%	35%		31%	35%

Selling and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. For both the third quarter and first nine months of 2007, the increases in selling and marketing expenses were primarily due to an increase in employee related costs associated with increased staff in both sales and marketing. Our selling and marketing employee headcount increased by 16% from 131 at the end of the third quarter 2006 to 152 at the end of the third quarter 2007.

General and administrative

	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
General administrative	$3.8	$3.2	19%	$12.3	$9.2	33%
As a percent of total revenue	9%	10%		11%	10%

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with finance, legal, corporate governance, other administrative headcount, and accounting, legal and other administrative fees. General and administrative costs increased during the third quarter and first nine months of 2007, primarily reflecting increased costs for accounting and legal fees associated with the restatement of our previously issued financial statements and increased compensation costs relating to increased headcount. For the first nine months of 2007, accounting and legal fees increased to $3.1 million from $1.5 million for the first nine months of 2006. Our general and administrative employee headcount increased to 108 employees at the end of the third quarter of 2007 from 102 employees at the end of the third quarter of 2006.

Investment income, other income and Income Taxes

	Three months ended September 30,			Nine months ended September 30,
(In millions)	2007	2006	Change	2007	2006	Change
Installment receivable interest income and other interest income, net	$2.0	$1.9	$0.1	$5.8	$5.3	$0.5
Other income, net	0.2	0.2	—	0.2	0.9	(0.7)

Investment income and other	$2.2	$2.1	$0.1	$6.0	$6.2	$(0.2)

Interest Income

Interest income increased primarily due to larger balances of cash and investments, partially offset by an expected reduction in interest income from installment receivables reflecting the declining balance of term licenses on which revenue had been recognized in advance of payments.

Other income, net

Other income, net, consists primarily of currency exchange gains and losses. The first nine months of 2006 had benefited from increases of approximately 9% in the value of the British pound versus the U.S. dollar, while the first nine months of 2007 benefited from increases of approximately 5% in the value of the British pound versus the U.S. dollar, partially offset by recognized losses on called investments in marketable debt securities.

Provision for income taxes

The provision for income taxes for the third quarter of 2007 was $1.6 million, compared to $0.4 million for the third quarter of 2006. The $1.6 million provision represents a 31.9% effective tax rate. The provision for income taxes for the first nine months of 2007 was $2.6 million, compared to $11 thousand for the first nine months of 2006. The $2.6 million provision represents a 33.6% effective tax rate. The Company adopted the provisions of FIN 48 on January 1, 2007. See additional disclosure in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Liquidity and capital resources

We have funded our operations primarily from cash flow from operations. At September 30, 2007, we had cash and cash equivalents and short-term investments of $145.2 million, a $17.4 million increase from $127.8 million at December 31, 2006. This increase was primarily due to $18.1 million of cash flow from operations and $8.9 million from the exercise of stock options, partially offset by $5.6 million used to repurchase common stock and $3.2 million used for dividend payments to stockholders.

We have not experienced and do not expect to experience material impacts to our investments resulting from the recent credit problems related to sub-prime mortgages.

Working capital was $162.9 million at September 30, 2007, a $15.7 million increase from the $147.2 million at December 31, 2006. Working capital increased primarily due to a $17.4 million increase in cash and cash equivalents and short term investments and a $3.1 million decrease in accounts payable and accrued expenses partially offset by a $5.3 million decrease in short-term license installments.

Cash flow from operating activities for the first nine months of 2007 decreased to $18.1 million from $20.2 million for the first nine months of 2006. During the first nine months of 2007, cash flow was lower due to a $7.9 million decrease in accounts payable and accrued expenses and a $5.4 million increase in accounts receivable and license installments, offset by $6.8 million increase in net income, $3.1 million decrease in deferred revenue and $1.8 million from deferred taxes.

Net cash used in investing activities for the first nine months of 2007 was $24.5 million, primarily due to net purchases of marketable debt securities, compared to $16.3 million for the first nine months of 2006.

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

The following table sets forth information regarding our repurchases of our common stock under the Third Program during the third quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Third Program (in thousands)
July 2007	135,183	$10.71	135,183	$8,552
August 2007	109,335	11.37	244,518	7,309
September 2007	173,770	11.72	418,288	5,272

Total	418,288	$11.30

In 2006, we commenced a quarterly dividend program, pursuant to which we pay a cash dividend of $0.03 per share to our stockholders of record on the first trading day of each quarter. As part of this program, our Board of Directors declared a dividend of $0.03 per share to the stockholders of record as of October 1, 2007, resulting in a total dividend payment on October 15, 2007 of approximately $1.1 million. The Board of Directors may terminate or modify this dividend program at any time without notice.

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

As of September 30, 2007, we did not have material commitments for capital or operating expenditures other than purchase commitments for customer support and consulting services and capital and operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in a 108,728 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the United States, Canada, Australia, France, Hong Kong and the United Kingdom. These leases expire at various dates through 2010.

Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases and tenant improvement incentives. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of September 30, 2007, our known contractual obligations were as follows:

	Payment due by period
(in millions) Contractual obligations:	Total	Remainder of 2007	2008 & 2009	2010 & 2011	2012 and after
Purchase commitments	$1.2	$0.5	$0.7	$—	$—
Operating lease obligations	22.9	1.1	8.3	7.9	5.6

Total	$24.1	$1.6	$9.0	$7.9	$5.6

The following amounts of cash are due for receipt in connection with our existing term license agreements:

(in millions) Years ending December 31,	Installment payments for term licenses recorded on the balance sheet	Installment payments for ratable term licenses not recorded on the balance sheet
Remainder of 2007	$4.9	$3.0
2008	13.7	10.5
2009	3.5	9.0
2010	2.8	7.3
2011	2.2	4.1
2012 and thereafter	0.4	—

Total	$27.5	$33.9

Short-term license installments and Long-term license installments on the balance sheet primarily represent unbilled term license installments that have been recognized as revenue, net of unearned interest income. Payments due for these installments, which include unearned interest income, decreased to $27.5 million at September 30, 2007 from $41.9 million at December 31, 2006.

Our current term license arrangements are presently structured to require revenue to be recognized over the license term as payments become due. Installment payments for these ratable term licenses, which have not yet been recorded as revenue and are not recorded on the balance sheet, increased to $33.9 million at September 30, 2007 from $14.2 million at December 31, 2006.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning on January 1, 2008. We are currently evaluating the effect SFAS No. 157 will have on our consolidated financial position and results of operations.

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

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2006 Annual Report on Form 10-K other than the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (see Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). For more information regarding the Company’s critical accounting policies, the Company refers the reader to the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” of the Company’s 2006 Annual Report on Form 10-K, and to Note 6 to the Consolidated Financial Statements for the year ended December 31, 2006, contained within the Company’s 2006 Annual Report on Form 10-K.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

During the third quarter of 2007, one customer accounted for 10% of our total revenue. During the third quarter of 2006, one customer accounted for 25% of our total revenue. During the first nine months of 2007, no single customer accounted for ten percent or more of our total revenue. During the first nine months of 2006, one customer accounted for 10% of our total revenue.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 34% of our total revenue in the first nine months of 2007 from sales to customers based outside of the United States. Some of our international sales are denominated in foreign currencies, such as the British pound and Euro. The price in United States dollars of products and services sold outside the United States in foreign currencies will vary as the value of the United States dollar fluctuates against those foreign currencies. There can be no assurance that sales denominated in foreign currencies will not be material in the future and that there will not be increases in the value of the United States dollar against such currencies that will reduce the dollar return to us on the sale of our products and services in such foreign currencies. The foreign currency exposure related to revenue is largely offset by the expenses we incur in foreign currencies.

Because most of our transactions with customers are invoiced from our offices in the U.S., and some of those transactions are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in other currencies. In addition, our U.S. operating company holds some cash and investments in currencies other than the U.S. dollar in order to support operations in other countries. When there are changes in the exchange rates for those other currencies versus the U.S. dollar functional currency we recognize a currency gain or (loss) in the statement of operations as other income (expense) related to foreign currency transactions. We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of $31 million as of September 30, 2007. A ten percent change in currency exchange rates would change by approximately $3 million the carrying value of those net assets as reported on our balance sheet as of September 30, 2007, with most of that change recognized in the statement of operations as other income (expense).

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and investments of excess cash in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings, as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of $26 million as of September 30, 2007 reflects the weighted average of historic discount rates used to record each term license arrangement. A two hundred basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $1 million as of September 30, 2007.

We have invested in fixed rate marketable debt securities. A two hundred basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2 million as of September 30, 2007. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective as of that date, due to the material weaknesses in our internal control over financial reporting described below.

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

As a result of these revisions, we restated our previously issued financial statements and other financial information for the years 2005, 2004 and 2003, financial information for the years 2002 and 2001 and for each of the quarters in the years 2005 and 2004. We also restated our previously issued financial statements and other financial information for the first and third quarters of 2006. In connection with these restatements, management determined that our controls with respect to accounting for arrangements involving professional services were inadequate and ineffective, and, as a result, a material weakness existed.

(iv) Periodic Financial Close Process. Management has determined that the Company’s controls and procedures relating to the periodic financial close process were inadequate and ineffective as of September 30, 2007. Specifically, management determined that a material weakness existed in the Company’s controls and procedures with respect to (a) the timely disposition of required adjustments identified through the period-end account analysis and reconciliation process, (b) the accurate and consistent preparation of all required analyses in accordance with the Company’s defined closing process in the appropriate accounting period, and (c) accounting for complex non-routine transactions.

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

(b) Changes in Internal Control over Financial Reporting. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.

Factors relating to our revenues

In recent years, we have typically licensed our software to new customers pursuant to perpetual licenses rather than term licenses, which has the effect of decreasing the amount of future term license renewal revenue and cash flow, and could reduce our overall future license revenue and cash flow if we are unable to increase the future volume of perpetual license transactions. In prior years, we typically licensed our software under term licenses requiring the customer to make monthly payments over the license term. More recently, we have typically been selling perpetual licenses to our software to new customers with a single license fee being payable at the commencement of the license. We continue to license our software under term licenses in certain instances, especially to existing customers. Our use of perpetual licenses may have the effect, with respect to such transactions, of increasing our license revenue and cash flow in the short term, but of decreasing the amount of renewal license revenue and cash flow in the future. If we are unable to increase the volume of new license signings, given the anticipated decline in the renewal revenue from term license arrangements, our license revenue and cash flow will likely decline in future periods.

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

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, due to the uncertain timing of the completion of implementation services, product acceptance by the customer and closing of additional sales. Our quarterly revenue may fluctuate significantly, in part because a large portion of our revenue in any quarter is attributable to product acceptance or license renewal by a relatively small number of customers. Fluctuations also reflect our policy of recognizing revenue upon product acceptance or, in the case of term licenses, license renewal. In some cases, customers will not accept products until the end of a lengthy sales cycle and an implementation period, typically ranging from three to twelve months. Our SmartBPM® Suite and related solution frameworks typically have a shorter sales cycle and implementation period than our historical application products. Risks over which we have little or no control, including customers’ budgets, staffing allocation, and internal authorization reviews, can significantly affect the sales and acceptance cycles. Any increases in the length of our sales or acceptance cycles may adversely affect our financial performance, due in part to the recognition of sales staff and commission costs in advance of revenue recognition. Changes requested by customers may further delay product implementation and revenue recognition. Our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due or ratably when paid in advance may adversely affect our profitability in any period due to sales commissions being paid at the time of signing and the corresponding revenue being recognized over time. The mix of perpetual license and term license signings in a quarter may cause a fluctuation in the timing of recognized license revenue, because we recognize revenue from term licenses over the term as payments become due.

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

Our quarterly operating results have varied considerably in the past and are likely to vary considerably in the future. Historically, most of our revenue in a quarter has been attributable to a small number of transactions. This has caused our revenue to fluctuate, sometimes significantly. These fluctuations could cause us to be unprofitable on an annual or quarterly basis and to fail to meet analysts’ expectations regarding our earnings or revenue. Our current strategy to rely more heavily on third party services in support of license sales may increase these fluctuations because we will have less control over the timing of customer acceptance of our software. While future fluctuations in our quarterly operating results may be buffered to some extent by the increasing percentages of our total revenue from maintenance services and by an increase in the number of license transactions, we expect those fluctuations will continue to be significant at least in the near term. The mix of perpetual license and term license signings in a quarter may cause a fluctuation in the timing of recognized license revenue, because we recognize revenue from term licenses over the term as payments become due. We plan selling and marketing expenses, product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

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

The market for our offerings is increasingly and intensely competitive, rapidly changing, and highly fragmented. The market for business process management software and related implementation, consulting and training services is intensely competitive and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with companies that target the customer interaction and workflow markets, companies focused on business rules engines or enterprise application integration, “pure play” business process management companies and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote and distribute products and provide related consulting and training services. Recently, larger companies such as IBM, Oracle and SAP have begun to acquire companies that provide business process management software, and we expect competition from larger companies to increase. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

We have historically sold to the financial services and healthcare markets, and rapid changes or consolidation in these markets could affect the level of demand for our products. We have historically derived a significant portion of our revenue from customers in the financial services and healthcare markets, and sales to these markets are important for our future growth, although we have been increasing our sales to other markets. Competitive pressures, industry consolidation, decreasing operating margins, regulatory changes and privacy concerns affect the financial condition of our customers and their willingness to buy. In addition, customers’ purchasing patterns in these industries for large technology projects are somewhat discretionary. The financial services market is undergoing intense domestic and international consolidation, and consolidation has been increasing in the healthcare market. The recent sub-prime mortgage market turmoil may impact our sales to our financial services customers. Consolidation may interrupt normal buying behaviors and increase the volatility of our operating results. In recent years, several of our customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance. All of these factors affect the level of demand for our products from customers in these industries, and could adversely affect our business, operating results and financial condition.

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

We have reported several material weaknesses in our internal control over financial reporting since the second quarter of 2005, and certain of these material weaknesses have not yet been effectively remediated. Investor confidence and share value may be adversely impacted if we are unable to promptly and effectively remediate these material weaknesses, or if we were to report additional material weaknesses in our internal control over financial reporting in the future. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting, and to report on a quarterly basis regarding the effectiveness of the company’s disclosure controls and procedures. Beginning in the second quarter of 2005, we have reported several material weaknesses in our internal control over financial reporting. For the year ended December 31, 2006, management’s assessment is included on page 33 of our Annual Report on Form 10-K for such year and our independent registered public accounting firm’s attestation is included on pages 34 and 35 of our Annual Report on Form 10-K for such year. For the second quarter of 2007, management’s assessment concluded that our internal control over financial reporting as of September 30, 2007 was not effective due to certain specified material weaknesses in our internal control over financial reporting, as discussed in Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q. We may not be successful in promptly and effectively remediating these material weaknesses. In addition, our management may not be able to provide an unqualified assessment of our internal control over financial reporting for our 2007 fiscal year or beyond, or be able to provide quarterly certifications that our disclosure controls and procedures are effective, and our independent registered public accounting firm may not be able to provide unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting for any of these years. Any such event could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on July 12, 2007. The following matters were voted upon:

Alexander V. d’Arbeloff, Richard H. Jones, Steven F. Kaplan, James P. O’Halloran, Alan Trefler and William W. Wyman were elected to serve as Directors of the Company until the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Mr. d’Arbeloff was elected with 34,539,341 votes “FOR” and 118,662 votes “WITHHELD”, Mr. Jones was elected with 34,545,262 votes “FOR” and 112,741 votes “WITHHELD”, Mr. Kaplan was elected with 34,373,809 votes “FOR” and 284,194 votes “WITHHELD”, Mr. O’Halloran was elected with 34,368,708 votes “FOR” and 289,295 votes “WITHHELD”, Mr. Trefler was elected with 34,529,594 votes “FOR” and 128,409 votes “WITHHELD”, and Mr. Wyman was elected with 34,373,916 votes “FOR” and 284,087 votes “WITHHELD”.

The stockholders ratified the Audit Committee’s selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007, with 34,413,292 votes “FOR”, 237,311 votes “AGAINST” and 7,400 votes “ABSTAINING”.

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

Pegasystems Inc.

Date: November 5, 2007	By:	/s/ Alan Trefler
Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 5, 2007	By:	/s/ Craig Dynes
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer)

Date: November 5, 2007	By:	/s/ James Reilly
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