Form 10-K
period 2007-12-31
PEGASYSTEMS INC
filed 2008-03-10
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2007

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

Common Stock, $0.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchanged Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $155 million.

There were 36,077,682 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2008 are incorporated by reference into Part III of this report.

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

Forward-looking statements

This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have identified certain risk factors in Item 1A of this Annual Report on Form 10-K that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SEC reports and our Code of Conduct

We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We make available on our website reports filed by our executive officers and Directors on Forms 3, 4, and 5 regarding their ownership of our securities. Our Code of Conduct, and any amendments to our Code of Conduct, are also available on our website.

Overview

We develop, market, license, and support software to automate complex, changing business processes. Our software enables organizations to build, deploy, and change enterprise applications easily and quickly by directly capturing business objectives, automating programming, and automating work. Our software also allows organizations to avoid the time and expense required to create lengthy policy manuals and system specifications by unifying business rules with business processes in the software and automating the creation of system documentation. Our software is standards-based and can leverage existing technology investments to reduce implementation time. Our customers use our software to improve their customer service, reach new markets, and boost operational effectiveness.

Our SmartBPM® Suite is complemented by software solutions that we refer to as frameworks. These frameworks provide purpose or industry-specific functionality that allows our customers to quickly implement our software.

We provide implementation, consulting, training, and technical support services to help our customers maximize the business value they obtain from the use of our software. We also maintain alliances with systems integrators and technology consulting firms to support our customers.

Business strategy

Our goal is to be the leader of the Business Process Management (“BPM”) software market by leveraging our patented technology that unifies business processes and business rules. To demonstrate the many business problems customers can address using our software, we have created solution frameworks for industry-specific requirements and processes, new product development, and collaboration across the enterprise that customers can use with our software. We focus our sales efforts on accounts within target customer organizations, which are typically large organizations that are among the leaders in their industry. We frequently sell limited size initial licenses to these target accounts rather than selling large application licenses. This allows our customers to quickly realize business value from our software and limits their initial investment. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales. The sales process for follow-on sales is often shorter as a result of our established relationship with the customer. We invest resources in professional services, customer support, and customer and partner enablement to help our customers achieve success.

Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify engagements, and complement our software with their technology and domain expertise. These partners may deliver strategic business planning, consulting, project management, and implementation services to our customers. Currently, our partners include Accenture Ltd., Capgemini SA, Computer Sciences Corporation, Cognizant Technology Solutions Inc., International Business Machines Corporation, Satyam Computer Services Ltd., Steria Group, and Virtusa Corporation.

Pegasystems’ products

We provide a comprehensive rules-based BPM suite intended to help our customers plan, build, and manage business process management solutions.

PegaRULES Process Commander®

PegaRULES Process Commander provides capabilities designed to model, execute, monitor, and analyze results. PegaRULES Process Commander includes an application profiler that allows a business process application to be defined based on business goals and objectives, with simplified “fill in the blank” entry. The product also simplifies process modeling, allowing business users to graphically describe and test an intended business process within the system itself. The software uses the results of the application profiler and the process modeling to create the new business solution, including the user interface and executable business models. PegaRULES Process Commander also provides a browser-based graphical development environment, execution engine, and management dashboard for rapid business application and solution development. This product helps solve a wide range of BPM problems, including acquiring new business, providing customer service, creating a servicing backbone for enterprise-wide processing, and managing risk, fraud and compliance with regulatory requirements. PegaRULES Process Commander also allows our customers to leverage previous technology investments by integrating software applications across a common platform.

Pegasystems SmartBPM Suite and Solution Frameworks

Pegasystems SmartBPM Suite adds process analysis, process simulation, enterprise integration, portal integration, content management, and case management to the PegaRULES Process Commander capabilities.

Pegasystems also offers purpose- or industry -specific solution frameworks built on the capabilities of our PegaRULES Process Commander software. These frameworks allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing to meet the needs of different customers, departments, geographies or regulatory requirements. These include:

•	Customer Process Manager

•	Product Configuration

•	Retail Banking Industry Framework

•	Fraud Investigation and Case Management

•	Healthcare Member and Provider Services

•	Healthcare Payer Industry Framework

•	Customer Process Manager for Insurance

•	Insurance Industry Framework

•	Control and Compliance Framework

We also offer other frameworks that address exceptions management — transactions that are not automatically processed by existing systems. By automating not only research and decision making, but also the business processes necessary to execute the decisions, our exceptions management frameworks can reduce the costs and risks associated with manual processing, while improving quality and efficiency. These frameworks include PegaCARD Smart Dispute, Smart Investigate for Payments, Smart Investigate for Securities, Smart Adjust, and PegaHEALTH Claims Automation Suite.

Markets and representative customers

The market for BPM software is driven by businesses that seek to close the execution gap that may exist between their business objectives and their existing business processes. Our target customers are large, industry-leading organizations faced with managing complex and changing processes that seek the agility needed for growth, productivity, and compliance. Our customers are typically large companies in the financial services, healthcare and insurance markets. With PegaRULES Process Commander, we are also able to offer solutions to a broader range of companies as well as a broader range of industries, such as life sciences and government.

Financial services

Financial services organizations require software to improve the quality, accuracy, and efficiency of customer interactions and transactions processing. Pegasystems’ customer process and exceptions management products allow customers to be responsive to changing business requirements. Representative financial services customers of ours include: Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group, HSBC Holdings Plc, JPMorgan Chase & Co., National Australia Bank Limited, the Royal Bank of Scotland plc, and TD Bank Financial Group.

Healthcare

Healthcare organizations seek products that integrate their front and back office initiatives and help drive customer service, efficiency, and productivity. Representative healthcare customers of ours include: Aetna Inc., Blue Cross Blue Shield of Massachusetts, Blue Cross & Blue Shield of Minnesota, Computer Sciences Corporation, Group Health Cooperative, HealthNow New York Inc., and Wellpoint Inc.

Insurance

Insurance companies, whether competing globally or nationally for customers and channels, need software to automate the key activities of policy rating, quoting, customization, underwriting, and servicing as well as products that improve customer service and the overall customer experience. Representative insurance industry customers of ours include: American National Insurance Group, American International Group, Inc. (“AIG”), The Allstate Corporation, John Hancock, Farmers Insurance Group, and Nationwide Mutual Insurance Company.

Other industries

PegaRULES Process Commander offers solutions to a broad range of companies and industries. We sell rules-based BPM technology to customers in telecommunications, government, life sciences, manufacturing, and travel services. Customers include: Amgen Inc., Advanced Micro Devices, Inc. (“AMD”), General Electric Company, Novartis Pharmaceuticals Corp., Starwood Hotels & Resorts Worldwide Inc., The ServiceMaster Company and Vodafone Group Plc.

Services and support

We offer services and support through three groups: our professional services group which provides market, business and technical knowledge to assist our customers throughout the sale and deployment of our products; our customer support group which provides support and maintenance for our customers; and our education services group which offers training programs for our employees, customers and partners. As of December 31, 2007, our services and support groups consisted of 276 people located in our 11 offices. We also utilize third party subcontractors to assist us in providing services.

Professional services

Our professional services group helps companies and partners implement and optimize our software. This enables us to guide our customers through deployment of our software. Many of our customers choose to engage our professional services group to expand their use of our software to additional business or product lines or automate additional processes within existing solutions. In addition, systems integrators and consulting firms, with which we have alliances, help our customers deploy our products.

Our implementation procedures are developed through field experience and facilitate implementation of our software through project management that establishes standards for project activities and provides a basis for governance and accountability. By adopting a phased approach to deployment, our customers can engage in smaller, more easily managed projects that are more likely to result in a successful solution.

Customer support

Our customer support group is responsible for support of our software deployed at customer sites. Support services include automated problem tracking, prioritization and escalation procedures, periodic preventive maintenance, documentation updates, new software releases, and regularly scheduled meetings with our staff.

Education services

The success of our sales strategy for multiple follow-on sales to target customers depends on our ability to train a larger number of partners and customers to implement our technology. We offer training for our staff, customers, and partners. Training is offered at our regional training facilities in Cambridge, Massachusetts, London, England, and Sydney, Australia, at third party facilities in numerous other locations, or may be specially arranged at customer sites. Courses are designed to meet the specific requirements of process architects, system architects, and system administrators.

Sales and marketing

We market our software and services primarily through a direct sales force. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify engagements, and complement our software with their technology and domain expertise.

To support our sales efforts, we conduct a broad range of marketing programs, including industry trade shows, industry seminars, meetings with industry analysts, and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also generate sales leads. As of December 31, 2007, our sales and marketing group consisted of 153 people worldwide.

Sales by geography

In 2007, 2006, and 2005, sales to customers based outside of the United States of America (“U.S.”) represented 35%, 37%, and 34%, respectively, of our total revenue. During 2007, 2006, and 2005, we derived our revenue from the following geographic areas:

(Dollars in thousands)	2007		2006		2005
U.S.	$104,952	65%	$79,903	63%	$66,459	66%
United Kingdom	34,278	21%	19,741	16%	18,161	18%
Europe, other	8,755	5%	11,606	9%	10,732	11%
Other	13,964	9%	14,773	12%	4,857	5%

	$161,949	100%	$126,023	100%	$100,209	100%

In 2007, 2006, and 2005, no customer accounted for 10% or more of our total revenue. We currently operate in one operating segment — rules-based BPM software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the U.S.

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

As of December 31, 2007, our development group consisted of 119 people and has been significantly supplemented by the use of contracted resources. During 2007, 2006, and 2005, research and development expenses were approximately $26.2 million, $22.7 million, and $19.5 million, respectively. We expect that we will continue to commit significant resources to our product research and development in the future to maintain our leadership position.

Competition

The BPM software market is intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•	Enterprise content management-based vendors such as the FileNet division of International Business Machines Corporation;

•	Enterprise application integration vendors such as TIBCO Software Inc.;

•	BPM vendors such as the Fuego division of BEA Systems, Inc. and Lombardi Software, Inc.;

•	Business rules engine vendors such as Fair Isaac Corporation and ILOG, Inc.;

•

Companies that provide application specific BPM software for the financial services, healthcare, insurance and other specific markets such as Chordiant Software, Inc., DST Systems, Inc., Oracle Corporation, and SmartStream Technologies Ltd.;

•	Current customers’ information technology departments, which may seek to modify existing systems or develop proprietary systems.

We are one of the leading companies in the overall BPM software market, and have a strong presence in the financial services, insurance and healthcare markets. We have been most successful competing for customers whose businesses are characterized by a high degree of change, complexity and size. We believe that the principal competitive factors within our market include:

•	Product adaptability, scalability, functionality, and performance;

•	Proven success in delivering costs-savings and efficiency improvements;

•	Ease-of-use for developers, business units, and end-users;

•	Timely development and introduction of new products and product enhancements;

•	Establishment of a significant base of reference customers;

•	Ability to integrate with other products and technologies;

•	Customer service and support;

•	Product price;

•	Vendor reputation; and

•	Relationships with systems integrators.

Employees

As of December 31, 2007, we had 657 employees, of whom 494 were based in the U.S., 35 were based in Canada, 105 were based in Europe, 12 were based in Australia, and 11 were based in Asia. Our total headcount includes 153 sales and marketing employees, 276 consulting and customer support employees, 119 research and development employees, and 109 administrative employees. In addition, we supplement our research and development and services employees with contractors.

Backlog of license, maintenance and consulting revenues

As of December 31, 2007, we had software license and maintenance agreements and fixed fee professional services agreements with customers expected to result in approximately $132 million of future revenue, of which we expect approximately $82 million to be recognized as revenue in 2008. As of December 31, 2006, we had software license and maintenance agreements and fixed fee professional services agreements with customers expected to result in approximately $59 million of future revenue, of which we expected approximately $49 million to be recognized as revenue in 2007. Under some of these agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. Business conditions could change and, therefore, backlog may not be a reliable indicator of future financial performance.

ITEM 1A    RISK FACTORS

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or elsewhere by management from time to time.

Factors relating to our revenues

The volume of our license signings has been increasing, and we may not be able to sustain this increased volume of license signings unless we can provide sufficient high quality professional services, training, and maintenance resources to enable our customers to realize significant business value from our software. Our customers typically request professional services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license signings is likely to increase demand for professional services, training, and maintenance relating to our products. Given that our volume of license signings has been increasing, we will need to provide our customers with more professional services, training, and maintenance to enable our customers to realize significant business value from our software. Accordingly, we have been hiring additional personnel in these areas and improving our “on-boarding” process to ramp up new personnel in a shorter period of time. We have also been increasingly enabling our partners and our customers through training and the creation of “centers of excellence” to create an expanded universe of people that are skilled in the implementation of our products. However, if we are unable to provide sufficient high quality professional services, training, or maintenance resources to our customers, our customers may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. In addition, the growth required to meet the increased demand for our professional services could strain our ability to deliver our services engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

We are increasingly entering into smaller initial licenses with new customers, which could adversely affect our financial performance if we are not successful in obtaining follow-on business from these customers. We have increasingly entered into small initial licenses with our new customers rather than selling large application licenses, to allow these new customers to realize business value from our software quickly and for a limited initial investment. We expect this trend to continue in the near future. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales. However, we may not be successful in demonstrating this initial value to some customers, for reasons relating to the performance of our products, the quality of the services and support we provide for our products, or external reasons. For these customers, we may not obtain follow-on sales or the follow-on sales may be delayed, and our license revenue will be limited to the smaller initial sale. This could lower average transaction size and adversely affect our financial performance.

Our professional services revenue is dependent to a significant extent on closing license transactions with new customers. We derive a substantial portion of our professional services revenue from implementation of software licensed by new customers. Increasingly, we are relying on business partners to provide the implementation services for our customers, thus reducing the amount of professional services revenue we derive relative to a given level of license revenue. Accordingly, it is imperative that we close more license transactions with new customers if we are to maintain or grow our services revenue.

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, which may cause our quarterly operating results to vary considerably. Our quarterly revenue may fluctuate significantly, in part because our revenue in any quarter is attributable to a relatively small number of transactions. Our decision to increasingly enter into term licenses with contract provisions that require the term license revenue to be recognized over the license term as payments become due or earlier if paid in advance may adversely affect our profitability in any period due to sales commissions being paid at the time of signing and the corresponding revenue being recognized over time. The mix of perpetual license and term license signings in a quarter may cause a fluctuation in the timing of recognized license revenue, because we recognize revenue from term licenses over the term as payments become due. We plan selling and marketing expenses, product development, and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

Our financial results may be adversely affected if we are required to change certain estimates, judgments, and positions relative to our income taxes. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of positions we have taken regarding valuation of deferred tax assets, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and tax credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters or our current estimates regarding these matters will not be different from what is reflected in our historical income tax provisions, returns, and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact, unfavorable or favorable, on our income tax provisions, require us to change the recorded value of deferred tax assets, and adversely affect our financial results.

We are investing heavily in sales and marketing and professional services in anticipation of a continued increase in license signings, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of license signings in the future. We have been increasing our investment in sales and marketing to meet increasing demand by hiring additional sales and marketing personnel. We anticipate that we will need to provide our customers with more professional services, training, and maintenance as a result of this increase in demand, and have been hiring additional personnel in these areas. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the increased demand for our products does not continue, we could experience decreased profitability or losses as a result of these increased fixed costs.

Factors relating to our products and markets

We will need to develop new products, evolve existing ones, and adapt to technology change. Technical developments, customer requirements, programming languages, and industry standards change frequently in our markets. As a result, success in current markets and new markets will depend upon our ability to enhance current products, to develop and introduce new products that meet customer needs, keep pace with technology changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement, and testing. There can be no assurance that we will have sufficient resources to make necessary product development investments. We may experience difficulties that will delay or prevent the successful development, introduction or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner would adversely affect future financial performance.

The market for our offerings is increasingly and intensely competitive, rapidly changing, and highly fragmented. The market for BPM software and related implementation, consulting and training services is intensely competitive and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with companies that target the customer interaction and workflow markets, companies focused on business rules engines or enterprise application integration, “pure play” BPM companies and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote, and distribute products and provide related consulting and training services. Recently, larger companies such as IBM, Oracle and SAP have begun to acquire companies that provide BPM software, and we expect competition from larger companies to increase. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

We have historically sold to the financial services and healthcare markets, and rapid changes or consolidation in these markets could affect the level of demand for our products. We have historically derived a significant portion of our revenue from customers in the financial services and healthcare markets, and sales to these markets are important for our future growth. Competitive pressures, industry consolidation, decreasing operating margins, regulatory changes and privacy concerns affect the financial condition of our customers and their willingness to buy. In addition, customers’ purchasing patterns in these industries for large technology projects are somewhat discretionary. The financial services market is undergoing intense domestic and international consolidation, and consolidation has been increasing in the healthcare market. Consolidation may interrupt normal buying behaviors and increase the volatility of our operating results. In recent years, several of our customers have been merged or consolidated. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance. All of these factors affect the level of demand for our products from customers in these industries, and could adversely affect our business, operating results and financial condition.

The recent credit market turmoil may impact our sales to our financial services customers. Recently, many financial services institutions have been forced to record massive write-offs on their financial statements to reflect the reduced value of their portfolios of sub-prime mortgage loans and/or securities derived from these loans. Additionally, financial institutions that are in the business of mortgage lending have seen a dramatic reduction in the number of loan transactions. The reduction in loan transactions has also affected the overall amount of borrowing and liquidity in the market, thereby impacting other companies such as credit card issuers. All of this turmoil could impact the ability and willingness of our financial services customers to make investments in technology, which may delay or reduce the amount of purchases of our software and professional services by these customers.

We rely on certain third-party relationships. We have a number of relationships with third parties that are significant to sales, marketing and support activities, and product development efforts. We rely on software and hardware vendors, large system integrators and technology consulting firms to provide marketing and sales opportunities for the direct sales force and to strengthen our products through the use of industry-standard tools and utilities. We also have relationships with third parties that distribute our products. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with ours in the future or will not otherwise end or limit their relationships with us.

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the U.S. represented approximately 35% of our total revenue in 2007, 37% in 2006 and 34% in 2005. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, Spain, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, South Africa, Mexico, Australia, Hong Kong, and Singapore. We have established offices in Canada, Europe, and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

Furthermore, our international sales may be denominated in U.S. dollars or foreign currencies depending on the customer and transaction. However, the operating expenses of our foreign operations are primarily denominated in foreign currencies. To the extent our international sales are also denominated in the foreign currency, our foreign currency exposure is largely offset. An increase in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Factors relating to our internal operations and potential liabilities

We depend on certain key personnel, and must be able to attract and retain qualified personnel in the future. The business is dependent on a number of key, highly skilled technical, managerial, consulting, sales, and marketing personnel, including our Chief Executive Officer. The loss of key personnel could adversely affect financial performance. We do not have any significant key-man life insurance on any officers or employees and do not plan to obtain any. Our success will depend in large part on the ability to hire and retain qualified personnel. The number of potential employees who have the extensive knowledge of computer hardware and operating systems needed to develop, sell, and maintain our products is limited, and competition for their services is intense, and there can be no assurance that we will be able to attract and retain such personnel. If we are unable to do so, our business, operating results, and financial condition could be materially adversely affected.

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

We face risks related to intellectual property claims or appropriation of our intellectual property rights. We rely primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect our proprietary rights. We have obtained patents from the U.S. Patent and Trademark Office relating to the architecture of our systems. We cannot assure that such patents will not be invalidated or circumvented or that rights granted thereunder or the claims contained therein will provide us with competitive advantages. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain the use of information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the U.S. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2    PROPERTIES

Our principal administrative, sales, marketing, support, and research and development operations are located at 101 Main Street, Cambridge, Massachusetts in an approximately 100,000 square foot leased facility. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the U.S., Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2010. We believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3    LEGAL PROCEEDINGS

Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and certain information about them are set forth below as of February 1, 2008:

Name	Age	Position(s) and Office(s) Held
Alan Trefler	51	Chief Executive Officer and Chairman
Craig Dynes	52	Chief Financial Officer and Senior Vice President
Edward Hughes	56	Senior Vice President, Global Sales
Douglas Kra	45	Vice President of Global Services
Michael Pyle	53	Senior Vice President of Product Development

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

Craig Dynes joined Pegasystems in September 2006 as Chief Financial Officer and Senior Vice President. Mr. Dynes assumed the role of principal accounting officer following the resignation of the Company’s former Vice President of Finance in November 2007. From 2004 to 2006, Mr. Dynes served as Chief Financial Officer at Demandware, a venture-backed enterprise software firm. From 2003 to 2004, Mr. Dynes served as President and CEO of Narad Networks, a manufacturer of equipment for the cable television industry. From 1997 to 2002, Mr. Dynes served as Chief Financial Officer of SilverStream Software, Inc., an application development software company. Prior to SilverStream, Mr. Dynes held senior financial positions at Sybase Inc. and Powersoft Corp. Mr. Dynes is a graduate of the Richard Ivey School of Business Administration, the University of Western Ontario and is a Canadian Chartered Accountant.

Edward Hughes joined Pegasystems in February 2006 as Senior Vice President, Global Sales. From 2003 to 2005, Mr. Hughes served as Vice President of Sales in the Americas for the Software Development group of International Business Machines Corporation. From 2000 to 2003, Mr. Hughes served as Vice President of Sales for Rational Software, Inc. Prior to Rational, Mr. Hughes held senior management positions at Compuware Corporation. Mr. Hughes is a graduate of Catholic University and the Potomac School of Law.

Douglas Kra joined Pegasystems in November 2004 as Vice President of Global Services. From 2002 to 2004, Mr. Kra served as Vice President at eLoyalty Corp., a consulting company specializing in customer relationship management. From 2000 to 2001, Mr. Kra served as President of Zefer Corp., an internet consulting firm. Prior to Zefer, Mr. Kra spent ten years at Cambridge Technology Partners Inc. in a variety of senior roles. He holds a B.A. in Computer Science from Brandeis University and an M.B.A. in finance from the New York University Stern School of Business.

Michael Pyle joined Pegasystems in 1985 and has served as Senior Vice President of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle’s professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the U.S. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the Civil Service College in London.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of high and low sales prices of our common stock on the NASDAQ Global Select Market for 2007 and 2006. Our common stock is traded under the NASDAQ Symbol “PEGA”. As of February 29, 2008, we had approximately 64 stockholders of record and approximately 29,006 beneficial owners of our common stock. On February 29, 2008, the closing sale price of our common stock was $9.40. In July 2006, we began paying a quarterly cash dividend of $0.03 per share of common stock. Prior to July 2006, we had never declared or paid any cash dividends on our common stock. Quarterly cash dividends are expected to continue at $0.03 per share, subject to change or elimination at anytime by our Board of Directors, to stockholders of record as of the first trading day of each quarter.

	High	Low
2007
First Quarter	$10.04	$8.07
Second Quarter	$11.17	$8.85
Third Quarter	$12.67	$10.10
Fourth Quarter	$13.10	$10.70

	High	Low
2006
First Quarter	$8.37	$6.91
Second Quarter	$8.37	$6.19
Third Quarter	$8.88	$6.20
Fourth Quarter	$10.61	$8.52

COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN

The following performance graph represents a comparison of the cumulative total return (assuming the reinvestment of dividends) for a $100 investment on December 31, 2002 in each of our common stock, the Total Return Index for the NASDAQ Composite (“NASDAQ Composite”) (a broad market index) and the Standard & Poors (“S&P”) Goldman Sachs Technology Software Index (“S&P GSTI ™ Software Index”) (a published industry index). We paid dividends of $0.06 per share during 2006 and $0.12 per share during 2007. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

ISSUER PURCHASES OF EQUITY SECURITIES

On June 4, 2007, we publicly announced that our Board of Directors approved a new $10.0 million stock repurchase program beginning July 1, 2007 and ending June 30, 2008 (the “Third Program”). Under the Third Program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the Third Program may be made from time to time on the open market or in privately negotiated transactions.

The following table sets forth information regarding our repurchases of our common stock, under the Third Program, during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Third Program (in thousands)
10/1/07-10/31/07	87,690	$11.74	87,690	$4,242
11/1/07-11/30/07	77,082	12.09	77,082	3,310
12/1/07-12/31/07	176,057	11.93	176,057	1,210

Total	340,829	$11.92

In November 2007, a former stockholder of 1mind Corporation (“1mind”) exercised a warrant to purchase 1,408 shares of our common stock, which was originally issued as part of the consideration for our acquisition of 1mind in 2002. In accordance with the net exercise provisions of this warrant, we withheld 102 shares of our common stock to cover the exercise price of the warrant, which shares were valued at approximately $1,200, based on the average closing price of our common stock over the ten consecutive trading days ending on the third trading day prior to the exercise date and issued 1,306 shares of our common stock. The issuance of these shares was made in reliance on the exemption from registration provided by Regulation D under the Securities Act of 1933.

In November 2007, International Business Machines Corporation (“IBM”) exercised a warrant to purchase 26,738 shares of our common stock, which was previously issued in 2004 in connection with our agreement with IBM. In accordance with the net exercise provisions of this warrant, we withheld 20,923 shares of our common stock to cover the exercise price, which shares were valued at approximately $0.3 million, based on the average closing price of our common stock over the five consecutive trading days ending on the day prior to the exercise date and issued 5,815 shares of our common stock. The issuance of these shares was made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

For information concerning securities authorized for issuance under equity compensation plans, see Part III, Item 12 “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below has been derived from our consolidated financial statements. This data may not be indicative of our future condition or results of operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and accompanying notes.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$161,949	$126,023	$100,209	$103,291	$95,030
Income (loss) from operations	1,951	(7,114)	1,218	5,771	14,735
Income before provision for income taxes	9,942	1,187	5,319	11,156	21,892
Net income	6,595	1,842	5,192	8,211	16,679
Earnings per share:
Basic	$0.18	$0.05	$0.15	$0.23	$0.48
Diluted	$0.18	$0.05	$0.14	$0.22	$0.47
Cash dividends declared per common shares	$0.12	$0.09	$—	$—	$—
Weighted-average number of common shares outstanding:
Basic	35,875	35,229	35,774	35,691	34,518
Diluted	37,433	37,134	36,462	37,043	35,757

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Total cash, cash equivalents and short-term investments	$149,981	$127,758	$114,735	$97,360	$87,935
Working capital	159,547	147,229	133,440	121,273	98,056
Long-term license installments, net of unearned interest income	8,267	17,458	31,371	44,344	53,666
Total assets	243,307	214,008	209,654	195,878	191,959
Capital lease obligation, including current portion	—	63	166	263	—
Stockholders’ equity	172,944	166,158	167,682	166,607	153,922

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We develop and license rules-based BPM software and provide professional services, maintenance, and training related to our software. We focus our sales efforts on target accounts, which are companies or divisions within companies, and are typically large organizations that are among the leaders in their industry. Our strategy is to sell limited size initial licenses to these target accounts rather than selling large application licenses, with the goal to generate follow-on sales. This strategy allows our customers to quickly realize business value from our software and reduces their initial investment.

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

Our license revenue from new license signings is primarily derived from our PegaRULES Process Commander software and related solution frameworks. PegaRULES Process Commander is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks are built on the capabilities of PegaRULES Process Commander and are purpose- or industry -specific collections of best practice functionality to allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. These products often require less implementation assistance than prior generations of our software products. In many cases this has resulted in a shorter sales process and implementation period. PegaRULES Process Commander and related solution frameworks can be used more broadly by customers within our traditional financial services, insurance and healthcare markets, as well as by a broader range of customers within other markets, such as life sciences and government. We license our software to new customers pursuant to perpetual and term license agreements, depending on customer circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Revenue recognition

Our revenue is derived from two primary sources: software license fees and service fees. Our license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements. In addition to the license, these elements generally include professional consulting services, training, and software maintenance services. Revenue from arrangements in which the fair value of one or more undelivered elements is unknown is deferred until the fair value of those elements is known and the residual value of the license can be determined.

Software License Revenues

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

As a result of our focus on frequent sales to our targeted customers, our strategy to sell limited size initial term licensing agreements to those customers with the goal to generate follow-on sales, and as a result of certain contract provisions, we recognize term license revenue over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met.

Historically, the majority of our term license arrangements were larger agreements with extended payment terms and therefore, did not typically result in follow-on license agreements. We have a history of successfully collecting payments under the original payment terms, therefore for these arrangements, we have recognized the present value of the future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under these agreements (equal to the difference between the total license payments and the discounted present value of those payments) was initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used were estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 6.9% for the past few years. As of December 31, 2007, the remaining balance of these installment receivables totaled approximately $27.5 million as summarized in the table on page 33.

For licensing arrangements that include a right to unspecified future products, fees are accounted for as subscriptions and the revenue is recognized ratably over the economic life or term of the arrangement.

Services Revenues

Our services revenue is comprised of fees for software maintenance, training, and consulting services including software implementation. Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Software maintenance revenue is recognized over the term of the related maintenance agreement, which is generally one year. Revenue from training services and consulting services under time and materials contracts is recognized as services are performed. We have vendor specific objective evidence of fair value for our software maintenance, training services, and consulting services under time and materials contracts.

Services may be provided on a fixed-price basis. We do not have vendor specific objective evidence of fair value for fixed-price services prior to completion of the services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the other elements of the arrangement, and when services are the only undelivered element, we recognize the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In a limited number of our arrangements, the fixed-price services are essential to the arrangement because we make significant alterations to the functionality of the software or build complex interfaces necessary for the software to be functional in the customer’s environment. We have not been able to make reasonably dependable estimates for the purpose of determining our progress to completion, as we have limited experience with these types of unique and complex arrangements. Accordingly, when the fixed-price services are essential to the arrangement, all revenue and costs are deferred until the completion of the fixed-price services under the completed contract method. Revenue from fixed-price services that are not bundled with a software license is generally recognized as performed during the service period, which is typically less than four months.

We warrant to our customers that our software products will conform to documented specifications. We have not experienced significant claims related to software warranties beyond the scope of maintenance support, which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2007, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

Deferred project costs

We defer direct costs when a project is being accounted for under the completed contract method or for certain arrangements where all of the required revenue recognition criteria have not been met. We report these deferred project costs in other current assets.

Deferred revenue

Deferred revenue consists primarily of billed fees that exceed revenue recognized on arrangements and advance payment of maintenance fees.

Allowance for doubtful accounts and allowance for sales credit memos

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our estimates are based on the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If we used different assumptions, or if the financial condition of customers were to deteriorate that resulted in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

We record allowances for estimates of potential sales credit memos. We base these estimates on historical analyses of sales credit memos and assumptions about future events and experience with customer disputes. If we used different assumptions in calculating the allowance, adjustments would be reflected as changes to revenue.

Stock-based compensation

As a result of the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006, we recognize stock-based compensation expense associated with equity awards in our consolidated statements of income based on the fair value of these awards at the date of grant. Pro forma disclosure is no longer an alternative. We adopted the provisions of SFAS 123(R) using the modified prospective method, and, accordingly prior period amounts were not restated. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and adjusted each period for anticipated forfeitures. We recognize stock-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

During the fourth quarter of 2007, our Board of Directors approved changes to our equity compensation program, including the granting of restricted stock units (“RSUs”) in addition to stock options, for periodic equity compensation grants. RSUs deliver to the recipient a right to receive a specified number of shares of our common stock upon vesting. Unlike stock options, there is no cost to the employee at share issuance. We value our RSUs at the fair value of our common stock on the grant date, which is the closing price of our common stock on the grant date, less the present value of expected dividends as the employee is not entitled to dividends during the requisite service period. We periodically grant stock options and RSUs for a fixed number of shares to employees and non-employee Directors. The exercise price for stock options is greater than or equal to the fair market value of the shares at the date of the grant.

We estimate the fair value of stock options using the Black-Scholes option valuation model, which requires us to make estimates of key assumptions including the expected term of the option, the expected volatility of our stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price. The expected annual dividend yield is based on the expected annual dividend of $0.12 per share divided by the average stock price. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

The following table summarizes the estimated impact on the fair value of our stock options granted during the years ended December 31, 2007 and 2006, respectively, had we applied different weighted-average assumptions in the Black-Scholes option valuation model as follows:

SFAS 123(R) Assumption	Year ended December 31, 2007	Hypothetical Change	Estimated Impact on Stock- Based Compensation
Expected volatility	53%	10%	15%
Expected term in years	5.6	1	8%
Risk-free interest rate	4.02%	2%	6%
Expected annual dividend yield	1.19%	1%	9%

SFAS 123(R) Assumption	Year ended December 31, 2006	Hypothetical Change	Estimated Impact on Stock- Based Compensation
Expected volatility	75%	10%	9%
Expected term in years	6.1	1	6%
Risk-free interest rate	4.81%	2%	3%
Expected annual dividend yield	.97%	1%	8%

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on the review of historical forfeiture data for our employees, we have applied an annual forfeiture rate of 18% and re-evaluate and adjust the forfeiture rate as necessary. Ultimately, we recognize the actual expense over the vesting period only for the shares that vest.

The choice of a valuation model, and the underlying assumptions used in applying that model, involves significant judgment. Our judgment reflects our assessment of the most accurate method of valuing the stock options we issue based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Our judgment could change over time as additional information becomes available to us, or the facts underlying our assumptions change over time, and any change in our judgments could have a material effect on our financial statements.

Prior to January 1, 2006, we accounted for stock option grants to employees and Directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Under the intrinsic value method, compensation associated with stock awards to employees and Directors was determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation was measured and the exercise price of the award. In accordance with the provisions of APB 25, since the exercise price of our employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recorded in the financial statements. However, we disclosed in the notes to our consolidated financial statements the pro forma effect on our consolidated statements of income had we employed the fair value method of accounting for stock option grants in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). For purposes of that disclosure, we used the Black-Scholes option valuation model to value the options granted, which required us to make certain assumptions similar to those required by SFAS 123(R) and as described above, except the dividend yield was equal to zero, as no dividends had been declared through December 31, 2005.

See Note 4 “STOCK-BASED COMPENSATION” in the notes to the accompanying consolidated financial statements for further information on the impact of SFAS 123(R) to our consolidated financial statements.

Accounting for Income Taxes

As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with our subsidiaries and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $1.5 million reduction to January 1, 2007 retained earnings. In accordance with FIN 48, as of December 31, 2007, the amount of unrecognized tax benefits totaled approximately $9.8 million, of which $3.9 million, if recognized would favorably affect our effective tax rate in any future period. We do not expect the changes in the unrecognized benefits within the next twelve months to be material.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. We record a valuation allowance to reduce our deferred taxes to an amount we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome will not be different from what is reflected in our historical income tax provisions, returns, and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact on our income tax provision and operating results in the period in which such a determination is made.

RESULTS OF OPERATIONS

2007 Compared to 2006

(Dollars in millions)	Year Ended December 31,		Increase (Decrease)
	2007	2006
Total revenue	$161.9	$126.0	$35.9	29%
Gross profit	96.7	72.3	24.4	34%
Total operating expenses	94.8	79.4	15.4	19%
Income before provision (benefit) for income taxes	$9.9	$1.2	$8.8	n/m

n/m = not meaningful

The increase in total revenue in 2007 compared to 2006 consisted of a $15.7 million increase in license revenue, a $14.3 million increase in professional services and training revenue and a $5.9 million increase in maintenance revenue, in each case due to an increase in the overall demand for our software, related professional services, and maintenance. Our international revenue was 35% of total revenue in 2007 compared to 37% in 2006.

The increase in gross profit for 2007 compared to 2006 was due to the increase in license revenue and an increase of $8.7 million in services gross profit.

Total operating expenses increased in 2007 compared to 2006 due to our continued investment in expanding the number of sales and marketing personnel, increased spending in research and development, and higher accounting fees as a result of restating our previously issued financial statements.

The increase in income before provision (benefit) for income taxes was primarily due to the $24.4 million increase in our gross profit, which was partially offset by a $15.4 million increase in operating expenses as discussed above.

Revenue

(Dollars in millions)	Year Ended December 31,				Increase (Decrease)
	2007		2006
License revenue
Perpetual licenses	$37.9	74%	$27.2	77%	$10.7	39%
Term licenses	13.2	26	8.2	23	5.0	61%

Total license revenue	$51.1	100%	$35.4	100%	$15.7	44%

The mix between perpetual and term license signings fluctuates based on customer circumstances. Our license revenue growth in 2007 was primarily driven by increased demand for perpetual licenses of our software. Both the number and the average value of perpetual license arrangements increased in 2007 compared to 2006.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. While the number of term license signings decreased, the average value of term license arrangements increased in 2007 compared to 2006. The aggregate value of payments for these term licenses, which will be recognized in future periods as revenue, totaled $71.4 million as of December 31, 2007 as compared to $14.2 million as of December 31, 2006. The aggregate value of these non-cancellable term license arrangements as of December 31, 2007 includes $21.3 million of term license payments that we expect to recognize as revenue in 2008, which represents a 61% increase compared to $13.2 million of term license revenue in 2007. We expect our term license revenue could be higher than $21.3 million in 2008 as we complete new term license agreements in 2008. See the table of expected cash receipts from these term licenses on page 33 for an analysis of future receipts by year.

(Dollars in millions)	Year Ended December 31,				Increase (Decrease)
	2007		2006
Services revenue
Professional services and training	$79.7	72%	$65.4	72%	$14.3	22%
Maintenance	31.1	28	25.2	28	5.9	23%

Total services revenue	$110.8	100%	$90.6	100%	$20.2	22%

Professional services are primarily consulting services related to new license implementations. We continue to experience strong demand for these services as our installed license base continues to grow. As a result of the demand for these services, we have increased employee headcount in the professional services organization by 42% to 233 employees as of December 31, 2007 from 164 employees as of December 31, 2006. In addition to our own employees, we use contractors to provide these services.

The increase in maintenance revenue in 2007 compared to 2006 is a result of the continued increase in the installed base of our software.

(Dollars in millions)	Year Ended December 31,		Increase (Decrease)
	2007	2006
Gross Profit
License gross profit	$51.1	$35.4	$15.7	44%
Services gross profit	45.6	36.9	8.7	24%
Total gross profit	$96.7	$72.3	$24.4	34%
Services gross margin	41%	41%

There are no significant direct costs associated with license revenue, therefore, increases in license gross profit are due to increases in license revenue.

Our professional services and training gross margin was unchanged in 2007 compared to 2006. While we increased the professional services headcount by 42% in 2007, and 80% of those new employees were hired in the second half of the year, contractor costs as a percentage of professional services and training revenue decreased to 14%, or $11.2 million, in 2007 compared to 17%, or $11.3 million, in 2006. We expect to continue to increase the number of professional services employees to meet the demand for professional services related to new license implementations and we will continue to utilize subcontractors while we recruit, hire and train professional services employees. Our margin on maintenance in 2007 was also unchanged in 2007 compared to 2006.

Operating expenses

(Dollars in millions)	Year Ended December 31,		Increase (Decrease)
	2007	2006
Selling and marketing
Selling and marketing	$51.7	$43.9	$7.8	18%
As a percent of total revenue	32%	35%
Selling and marketing headcount	153	138	15	11%

Selling and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increase in selling and marketing expenses was primarily due to an increase in employee related costs associated with increased headcount in 2007 compared to 2006. Payroll, compensation and benefit expenses increased approximately $4.5 million and travel expenses increased approximately $0.8 million a result of the higher headcount.

(Dollars in millions)	Year Ended December 31,		Increase (Decrease)
	2007	2006
Research and development
Research and development	$26.2	$22.7	$3.5	15%
As a percent of total revenue	16%	18%
Research and development headcount	119	108	11	10%

Research and development expenses include payroll, employee benefits, stock-based compensation expense, contracted services, and other labor-related costs associated with research and development. The increase in research and development costs during 2007 was primarily due to $1.1 million of higher headcount costs and $1.2 million of higher offshore contractor costs. We are in the process of establishing a research and development center in India. The associated start-up costs are included in general and administrative expenses until the new center is operational, at which time, the costs associated with the new center will be included in research and development expenses.

(Dollars in millions)	Year Ended December 31,		Increase (Decrease)
	2007	2006
General and administrative
General and administrative	$16.9	$12.7	$4.2	32%
As a percent of total revenue	10%	10%
General and administrative headcount	109	103	6	6%

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with finance, legal, corporate governance, other administrative headcount, and accounting, legal, and other administrative fees as well as certain start-up costs associated with our new research and development center in India. The increase in general and administrative costs during 2007 was primarily due to $1.4 million of higher compensation and benefit costs relating to increased headcount and $1.3 million of higher accounting fees associated with the restatement of our previously issued financial statements. We expect to incur additional start-up costs in 2008 associated with the establishment of a research and development center in India.

Stock-based compensation

In accordance with SFAS 123(R) and beginning on January 1, 2006, we recognize stock-based compensation expense associated with equity awards in our consolidated statements of income based on the fair value of these awards at the date of grant. The following table summarizes stock-based compensation expense included in our consolidated statements of income in 2007 and 2006:

	Year Ended December 31,		Increase (Decrease)
(in thousands, except per share amounts)	2007	2006
Stock-based compensation expense:
Cost of services	$490	$286	$204	71%
Selling and marketing	427	520	(93)	(18)%
Research and development	139	135	4	3%
General and administrative	562	527	35	7%

Total stock-based compensation before tax	$1,618	$1,468	$150	10%
Income tax benefit	(430)	(520)

Net stock-based compensation expense	$1,188	$948

Effect on earnings (loss) per share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

In December 2007, we granted approximately 408,000 stock options and approximately 204,000 RSUs to certain employees. The associated stock-based compensation expense for these grants was insignificant in 2007, due to the awards being granted near the end of the year. As of December 31, 2007, we had approximately $2.5 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options that is expected to be recognized as expense over a weighted-average period of approximately 2.0 years and we had approximately $1.4 million of unrecognized stock-based compensation expense related to the RSUs that is expected to be recognized as expense over a weighted-average period of 2.7 years.

(Dollars in millions)	Year Ended December 31,		Increase (Decrease)
	2007	2006
Interest income, Other income and Income taxes
Installment receivable interest income	$1.3	$1.9	$(0.6)	(34)%
Other interest income, net	6.7	5.4	1.3	25%
Other income, net	—	1.0	(1.0)	(97)%

Interest income and other	$8.0	$8.3	$(0.3)	(4)%

The increase in interest income was primarily due to larger balances of cash and investments, partially offset by the decrease in interest rates and an expected reduction in interest income from installment receivables reflecting the declining balance of term licenses on which revenue had been recognized in advance of payments.

Other income, net, consists primarily of currency exchange gains and losses and realized gains and losses on the sale of our investments.

Provision (benefit) for income taxes

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. In 2007, we recorded a $3.3 million provision compared to a benefit of $0.7 million in 2006, which resulted in an effective tax rate of 34% in 2007 compared to (55%) in 2006.

Our effective income tax rate for 2007 was below the statutory federal income tax rate due to approximately $0.3 million of benefits related to the current period domestic production activities, approximately $0.5 million of estimated federal income tax credits, and approximately $0.2 million of state income tax credits. These benefits were partially offset by $0.3 million of permanent differences primarily related to nondeductible meals and entertainment expenses and approximately $0.2 million of prior year provision to return adjustments.

Our effective tax rate for 2006 differed from the statutory federal income tax rate due to approximately $0.7 million of benefits related to current period extra-territorial income exclusions, approximately $0.2 million of estimated federal income tax credits, a $0.3 million benefit from foreign activities, and approximately $0.3 million of net benefit from state income taxes primarily due to state income tax credits. These factors were partially offset by $0.2 million of permanent differences primarily related to nondeductible meals and entertainment expenses and a $0.2 million increase in reserve for tax uncertainties related to international activity.

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recorded the cumulative effect of applying the provisions of FIN 48 and recorded a $1.5 million reduction to our January 1, 2007 retained earnings. As of December 31, 2007, the amount of unrecognized tax benefits totaled approximately $9.8 million, of which $3.9 million, if recognized would impact our effective tax rate. We do not expect the changes in the unrecognized benefits within the next twelve months to be material.

2006 Compared to 2005

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

Total license revenue for 2006 decreased 13% to $35.4 million from $40.9 million in 2005. The decrease in total license revenue was the result of a $12.6 million decrease in term license revenue partially offset by a $7.1 million increase in perpetual license revenue. The decrease in term license revenue was primarily due to our decision to increasingly enter into term licenses with contract provisions that require the term license to be recognized over the license term as payments become due or earlier if prepaid. A summary of expected payments for these term licenses is provided on page 33. These payments, which will be recognized as revenue in future periods, as they become due or earlier if prepaid, have increased in total from $3.5 million at December 31, 2005 to $14.2 million at December 31, 2006.

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

Cost of revenue

The cost of maintenance, professional services and training increased 63% to $53.7 million in 2006 from $33.0 million in 2005. Cost of services as a percentage of services revenue increased to 59% for 2006 from 56% for 2005. Such increases were due primarily to increases in compensation costs, contracted services and travel costs. These increases reflect an investment in expanding the pool of trained service personnel, including new professional services employees and partners, to support an increase in the number of license implementation projects and in anticipation of increased demand resulting from new license signings. Services gross margin was $36.9 million for 2006 compared to $26.3 million for 2005. Services gross margin as a percentage of services revenue decreased to 41% for 2006 from 44% for 2005. The decrease in services gross margin percentage reflects the increase in services costs, partially offset by growth in maintenance revenue and its associated higher margin. Maintenance revenue increased 25% to $25.2 million in 2006 from $20.2 million in 2005 although it decreased as a percentage of services revenue to 28% in 2006 from 34% in 2005. Services headcount was 198 at the end of 2006 compared to 155 at the end of 2005. In addition, contracted services increased 82% from $6.2 million in 2005 to $11.3 million in 2006.

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

General and administrative expenses for 2006 increased 5% to $12.7 million from $12.1 million in 2005. The increase was primarily attributed to costs related to increased headcount. As a percentage of total revenue, general and administrative expenses decreased to 10% in 2006 from 12% in 2005, as revenue grew faster than general and administrative spending. General and administrative headcount at the end of 2006 was 103 compared to 95 at the end of 2005.

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

Our effective income tax rate for 2006 differed from the statutory federal income tax rate primarily because we recorded $0.7 million of benefits related to current period extra-territorial income exclusions, $0.2 million of estimated federal income tax credits, a $0.3 million benefit from foreign activities, and $0.3 million of net benefit from state income taxes primarily due to state income tax credits. These factors were partially offset by $0.2 million of permanent differences primarily related to nondeductible meals and entertainment expenses and $0.2 million increase in reserve for tax uncertainties related to international activity.

We have provided reserves for certain tax matters, both domestic and foreign, which we believe could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate in the period that additional facts become known. The reserve for tax uncertainties totaled approximately $2.0 million as of December 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Year Ended December 31,
	2007	2006	2005
Cash flows provided by (used in)
Operating activities	$25,347	$19,844	$25,295
Investing activities	(24,847)	(10,771)	(20,188)
Financing activities	(251)	(4,902)	(4,126)
Effect of exchange rate on cash	453	523	(572)

Net increase in cash and cash equivalents	$702	$4,694	$409
Total cash and cash equivalents and short-term investments	$149,981	$127,758	$114,735

We have funded our operations primarily from cash flows provided by operations. As of December 31, 2007, we had cash and equivalents and short-term investments of $150.0 million, a $22.2 million increase from $127.8 million as of December 31, 2006. This increase was primarily due to $25.3 million of cash flow provided by operations and $10.7 million from the exercise of stock options, partially offset by $9.1 million used to repurchase shares of our common stock and $4.3 million used for dividend payments to our shareholders.

Working capital was $159.5 million as of December 31, 2007, a $12.3 million increase from $147.2 million at December 31, 2006. The increase in working capital was primarily due to a $22.2 million increase in cash and short-term investments and a $13.9 million increase in trade accounts receivable, partially offset by a $16.1 million increase in our deferred revenue. The increase in trade accounts receivable is a result of the growth in our business. Despite the increase in trade accounts receivables, our days billing outstanding decreased from 70 days as of December 31, 2006 to 48 days as of December 31, 2007. The reduction in our days billing outstanding was due to the increase in billings and our collection efforts.

Working capital was $147.2 million as of December 31, 2006, a $13.8 million increase from $133.4 million as of December 31, 2005. The increase in working capital in 2006 was primarily due to a $13.1 million increase in cash and investments and a $5.0 million increase in trade accounts receivable, partially offset by a $7.3 million increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was primarily due to increases in commissions, vacation and other expenses. The increase in trade accounts receivable was due to the growth in our business. Despite the increase in trade accounts receivables, our days billing outstanding decreased from 73 days as of December 31, 2005 to 70 days as of December 31, 2006.

Cash flows provided by operating activities

Cash flows provided by operating activities for 2007 increased $5.5 million in 2007 compared to 2006. The increase was primarily due to the $16.1 million increase in deferred revenue, which consists of billed fees that exceed revenue recognized on arrangements and advance payment of maintenance fees, and the $11.8 million reduction in license installments, partially offset by the $13.9 million increase in trade accounts receivable and higher income taxes paid.

During 2006, cash flows provided by operating activities benefited from an $18.7 million reduction in license installments. The decrease in license installments reflects the lower average remaining life of our term licenses recorded on the balance sheet.

Cash flows used in investing activities

Net cash flows used in investing activities in 2007, 2006, and 2005 was primarily for purchases of marketable debt securities of $109.3 million, $94.0 million, and $44.4 million, respectively, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $87.2 million, $85.7 million, and $26.5 million, respectively. In addition, we invested $2.7 million, $2.4 million, and $2.2 million in equipment and software in 2007, 2006, and 2005, respectively.

Cash flows used in financing activities

Net cash flows used in financing activities in 2007, 2006, and 2005 was primarily for repurchases of our common stock. Since 2004, our Board of Directors has approved three stock repurchase programs that authorized us to repurchase in the aggregate up to $30.0 million of our common stock. Purchases under these programs were made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs for 2007, 2006, and 2005:

(Dollars in thousands)	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$6,872		$4,123		$10,000
Authorizations		10,000		10,000		—
Repurchases paid	799,347	(9,135)	962,420	(6,819)	957,112	(5,877)
Repurchases unsettled	48,015	(569)		—		—
Expirations		(5,958)		(432)		—

Authorized dollars remaining as of December 31,		$1,210		$6,872		$4,123

Between January 1, 2005 and December 31, 2007, we repurchased approximately 2,767,000 shares of our common stock for approximately $22.4 million under three separate programs, including $0.6 million of repurchases that settled in January 2008. These share repurchases partially offset the shares issued and proceeds received under our various share-based compensation plans in 2007, and more than offset these amounts in 2006 and 2005. Under these share-based compensation plans, we received proceeds for shares issued of $10.9 million, $3.7 million, and $1.8 million in 2007, 2006, and 2005, respectively.

On May 30, 2006, our Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared $0.12 per share and $0.09 per share for the years ended December 31, 2007 and 2006, respectively, and paid cash dividends of $4.3 million and $2.1 million in 2007 and 2006, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our business for at least the next twelve months. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our services business. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

As of December 31, 2007, we had material commitments for purchases of customer support and consulting services, and payments under operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in an approximate 100,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the U.S., Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2010. Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities.

In July 2006, the Company entered into an agreement to lease additional space in its Cambridge, Massachusetts facility. The lease for this additional space expires in 2013, subject to our option to extend for two additional five-year periods. Under a tenant improvement allowance, the agreement allows us to collect reimbursement from the landlord, up to approximately $0.9 million of the costs associated with the build-out of this space. As of December 31, 2007, we had incurred and had been reimbursed for approximately $0.9 million of improvement costs, which were recorded as leasehold improvements with a corresponding credit to deferred rent expense to be amortized to rent expense over the lease term.

As of December 31, 2007, our known contractual obligations, including future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total (1)	2008	2009 & 20010	2011 & 2012	2013 and after	Other (1)
Purchase commitments	$690	$690	$—	$—	$—	$—
FIN 48 liability	9,825	—	—	—	—	9,825
Operating lease obligations (2)	22,264	4,215	8,191	8,415	1,443	—

Total	$32,779	$4,905	$8,191	$8,415	$1,443	$9,825

(1)	Total contractual obligations include our FIN 48 liability of approximately $9.8 million, but we are unable to reasonably estimate the timing in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(2)	Includes deferred rent of approximately $0.2 million included in accounts payable and accrued expenses and approximately $1.8 million in other long-term liabilities.

The following table summarizes the cash receipts due in connection with our existing term license agreements:

Year ended December 31, (in thousands)	Installment payments for term licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)
2008	$19,183	$21,338
2009	3,500	19,197
2010	2,780	14,087
2011	2,176	10,616
2012	1,267	6,202

Total	28,906	$71,440

Unearned installment interest income	(1,456)

Total license installments receivable, net	$27,450

(1)	These amounts have previously been recognized as license revenue, net of unearned installment interest income and consist of approximately $19.2 million of short-term license installments and approximately $8.3 million of long-term license installments included in the accompanying consolidated balance sheet as of December 31, 2007. For these agreements, we recognized the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met.
(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid. The aggregate installment payments for these term licenses increased $57.2 million in 2007 from $14.2 million as of December 31, 2006.

Inflation

Inflation has not had a significant impact on our operating results to date, and we do not expect it to have a significant impact in the future. Our unbilled license and maintenance fees are typically subject to annual increases based on recognized inflation indices.

Significant customers

No customer accounted for 10% or more of our total revenue in 2007, 2006, or 2005.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair values, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We were required to adopt the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations. We are currently evaluating the effect FSP 157-2 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities

(as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. We were required to adopt SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, we will adopt this statement on January 1, 2009. We are evaluating the effect SFAS 141(R) will have on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Accordingly, we will adopt this statement on January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial position or results of operations.

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

Foreign currency exposure

We derived approximately 35%, 37%, and 34% of our total revenue from sales to customers based outside of the U.S. in 2007, 2006, and 2005, respectively. Our international sales may be denominated in U.S. dollars or foreign currencies depending on the customer and transaction. However, the operating expenses of our foreign operations are primarily denominated in foreign currencies. To the extent the international sales are also denominated in the foreign currency, our foreign currency exposure is largely offset. An increase in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results. There can be no assurance that sales denominated in foreign currencies will not be material in the future.

Most of our transactions with customers are invoiced from our offices in the U.S. For those transactions that are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in foreign currencies. In addition, our U.S. operating company holds cash and investments in foreign currencies in order to support our foreign operations. Our functional currency is the U.S. dollar, therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in other income (expense), net in our consolidated statements of income. We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of approximately $28.4 million as of December 31, 2007. As of December 31, 2007, a ten percent change in foreign currency exchange rates would have changed the carrying value of our net assets by approximately $2.8 million as of that date with a corresponding currency gain (loss) recognized in our consolidated statement of income.

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and our investments in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of our total license installment receivables was $27.5 million as of December 31, 2007, and reflects the weighted-average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $0.6 million as of December 31, 2007.

We invest primarily in government sponsored enterprises and corporate bonds that are fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2.2 million as of December 31, 2007. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale and as such, unrealized gains and losses, net of tax effect, are recorded in accumulated other comprehensive income in our accompanying consolidated balance sheets. However, when the investments are sold, the unrealized gains and losses are recorded as realized gains and losses and included in net income in the accompanying consolidated statements of income.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We analyze our investments for impairments on an ongoing basis. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. As of December 31, 2007, we held investments that had aggregate gross unrealized losses of approximately $0.2 million. All such securities have been in an unrealized loss position for less than 12 months, except for approximately $18.9 million of corporate bonds that had an unrealized loss of $20,000 and mature in 2008. We believe that the impairments to these investments are not other-than-temporary at this time as these securities are all highly rated investments which have been subject to routine market changes that have not been significant to date and we have the ability and intent to hold these investments for a period of time sufficient to allow for the anticipated market recovery.

As of December 31, 2007, we did not directly hold any auction-rate securities or mortgage-backed securities. As a result, any investment exposure related to the recent sub-prime mortgage crisis is indirect and limited to our investments in corporate bonds of financial institutions that could be impacted by the sub-prime mortgage crisis. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited Pegasystems Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Material Weakness in Accounting for Certain Complex Software Revenue Recognition Transactions

The Company did not have effective design or operational controls over accounting for software revenue recognition, specifically; the Company’s ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions containing complex and non-standard terms. This material weakness resulted in post-closing adjustments proposed to the Company’s consolidated financial statements effecting revenue, accounts receivable and deferred revenue. These adjustments, some of which are reflected in the accompanying consolidated financial statements for the year ended December 31, 2007, were not individually or collectively material; however there is a reasonable possibility that a material misstatement of the annual or interim financial statements could occur and not be prevented or detected on a timely basis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated March 10, 2008 expressed an unqualified opinion on those financial statements (which includes an explanatory paragraph relating to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, effective January 1, 2007 and the adoption of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006).

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries’ (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pegasystems Inc. and subsidiaries’ as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, effective January 1, 2007 and the provisions of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 10, 2008

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share-related data)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,710	$26,008
Short-term investments	123,271	101,750

Total cash and cash equivalents and short-term investments	149,981	127,758
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2007 and 2006	45,922	31,985
Short-term license installments	19,183	21,790
Other current assets	7,240	9,065

Total current assets	222,326	190,598
Long-term license installments, net of unearned interest income	8,267	17,458
Equipment and improvements, net of accumulated depreciation and amortization	3,613	2,453
Computer software for internal use, net of accumulated amortization	569	1,054
Long-term deferred income taxes and other assets	6,599	99
Goodwill	1,933	2,346

Total assets	$243,307	$214,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,670	$7,457
Accrued expenses	10,405	7,017
Accrued compensation and related expenses	13,526	11,770
Deferred revenue	33,178	17,062
Current portion of capital lease obligation	—	63

Total current liabilities	62,779	43,369
Long-term deferred income taxes	—	2,344
Income taxes payable	5,185	—
Other long-term liabilities	2,399	2,137

Total liabilities	70,363	47,850

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000,000 shares authorized; 36,191,590 shares and 35,308,978 shares issued and outstanding at December 31, 2007 and 2006, respectively	362	353
Additional paid-in capital	123,351	118,027
Stock warrants	50	94
Retained earnings	47,321	46,549
Accumulated other comprehensive income:
Net unrealized gain (loss) on investments available-for-sale	7	(343)
Foreign currency translation adjustments	1,853	1,478

Total stockholders’ equity	172,944	166,158

Total liabilities and stockholders’ equity	$243,307	$214,008

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenue:
Software license	$51,084	$35,424	$40,896
Services	110,865	90,599	59,313

Total revenue	161,949	126,023	100,209

Cost of revenue:
Cost of software license	—	32	350
Cost of services	65,202	53,731	32,991

Total cost of revenue	65,202	53,763	33,341

Gross profit	96,747	72,260	66,868

Operating expenses:
Selling and marketing	51,743	43,938	34,093
Research and development	26,198	22,707	19,457
General and administrative	16,855	12,729	12,100

Total operating expenses	94,796	79,374	65,650

Income (loss) from operations	1,951	(7,114)	1,218
Installment receivable interest income	1,244	1,899	2,471
Other interest income, net	6,718	5,360	3,010
Other income (expense), net	29	1,042	(1,380)

Income before provision (benefit) for income taxes	9,942	1,187	5,319
Provision (benefit) for income taxes	3,347	(655)	127

Net income	$6,595	$1,842	$5,192

Earnings per share, basic	$0.18	$0.05	$0.15
Earnings per share, diluted	$0.18	$0.05	$0.14
Weighted-average number of common shares outstanding, basic	35,875	35,229	35,774
Weighted-average number of common shares outstanding, diluted	37,433	37,134	36,462
Dividends per share	$0.12	$0.09	—

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Stock Warrant	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity	Comprehensive Income
	Number of Shares	Amount
Balance at January 1, 2005	36,077	$361	$122,152	$249	$42,696	$1,149	$166,607	$8,040

Repurchase of common stock	(957)	(9)	(5,867)	—	—	—	(5,876)
Exercise of stock options	342	3	1,477	—	—	—	1,480
Issuance of stock under Employee Stock Purchase Plan	76	1	368	—	—	—	369
Exercise of common stock warrants	28	—	142	(142)	—	—	—
Tax benefit from exercise of stock options	—	—	696	—	—	—	696
Foreign currency translation adjustments	—	—	—	—	—	(430)	(430)	(430)
Net unrealized loss on investments available-for-sale	—	—	—	—	—	(586)	(586)	(586)
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	—	230	230	230
Net income	—	—	—	—	5,192	—	5,192	5,192

Balance at December 31, 2005	35,566	$356	$118,968	$107	$47,888	$363	$167,682	$4,406

Repurchase of common stock	(962)	(10)	(6,809)	—	—	—	(6,819)
Exercise of stock options	640	6	3,490	—	—	—	3,496
Issuance of stock under Employee Stock Purchase Plan	25	1	203	—	—	—	204
Issuance of stock awards	37	—	274	—	—	—	274
Exercise of common stock warrants	3	—	13	(13)	—	—	—
Stock-based compensation expense	—	—	1,194	—	—	—	1,194
Tax benefit from exercise of stock options	—	—	694	—	—	—	694
Dividends declared	—	—	—	—	(3,181)	—	(3,181)
Foreign currency translation adjustments	—	—	—	—	—	492	492	492
Net unrealized loss on investments available-for-sale	—	—	—	—	—	462	462	462
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	—	(182)	(182)	(182)
Net income	—	—	—	—	1,842	—	1,842	1,842

Balance at December 31, 2006	35,309	$353	$118,027	$94	$46,549	$1,135	$166,158	$2,614

Cumulative effect adjustment from adoption of FIN 48	—	—	—	—	(1,490)	—	(1,490)
Repurchase of common stock	(847)	(8)	(9,696)	—	—	—	(9,704)
Exercise of stock options	1,679	17	10,719	—	—	—	10,736
Issuance of stock under Employee Stock Purchase Plan	18	—	179	—	—	—	179
Issuance of stock awards	26	—	275	—	—	—	275
Exercise of common stock warrants	7	—	44	(44)	—	—	—
Stock-based compensation expense	—	—	1,343	—	—	—	1,343
Tax benefit from exercise of stock options, net of deferred tax asset write-off of $211	—	—	2,128	—	—	—	2,128
Dividends declared	—	—	—	—	(4,333)	—	(4,333)
Realization of stock option tax benefit from net operating losses	—	—	332	—	—	—	332
Foreign currency translation adjustments	—	—	—	—	—	375	375	375
Net unrealized loss on investments available-for-sale, net of tax of $229	—	—	—	—	—	350	350	350
Net income	—	—	—	—	6,595	—	6,595	6,595

Balance at December 31, 2007	36,192	$362	$123,351	$50	$47,321	$1,860	$172,944	$7,320

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$6,595	$1,842	$5,192
Adjustment to reconcile net income to cash flows provided by operating activities:
Excess tax benefits from stock options	(2,339)	(442)	696
Deferred income taxes	(163)	(1,656)	(980)
Depreciation and amortization	2,192	2,120	1,707
Stock-based compensation expense	1,618	1,468	—
Loss on sale of investments	242	164	18
Loss on disposal of equipment	4	4	17
Change in operating assets and liabilities:
Trade accounts receivable and license installments	(2,136)	13,655	7,273
Other current assets	1,058	(1,178)	(2,866)
Accounts payable and accrued expenses	5,206	6,378	1,900
Deferred revenue	16,116	(3,465)	11,975
Other long-term assets and liabilities	(3,046)	954	363

Cash flows provided by operating activities	25,347	19,844	25,295

Cash flows from investing activities:
Purchase of investments	(109,323)	(94,012)	(44,427)
Maturing and called investments	78,016	85,675	12,000
Sale of investments	9,158	—	14,475
Investment in software, equipment and improvements	(2,698)	(2,434)	(2,236)

Cash flows used in investing activities	(24,847)	(10,771)	(20,188)

Cash flows from financing activities:
Payments under capital lease obligation	(63)	(103)	(98)
Exercise of stock options	10,736	3,496	1,480
Excess tax benefits from stock options	2,339	442	—
Proceeds from sale of stock under Employee Stock Purchase Plan	179	204	369
Dividend payments to shareholders	(4,307)	(2,122)	—
Repurchase of common stock	(9,135)	(6,819)	(5,877)

Cash flows used in financing activities	(251)	(4,902)	(4,126)

Effect of exchange rate on cash and cash equivalents	453	523	(572)

Net increase in cash and cash equivalents	702	4,694	409
Cash and cash equivalents, beginning of year	26,008	21,314	20,905

Cash and cash equivalents, end of year	$26,710	$26,008	$21,314

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$6	$23	$81
Income taxes	$3,127	$1,337	$507
Non-cash financing activity:
Dividends payable	$1,085	$1,059	$—
Repurchases of common stock unsettled	$569	$—	$—

See notes to consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

(a) Business

The Company develops, markets, licenses, and supports software to automate complex, changing business processes. The Company provides implementation, consulting, training, and technical support services to facilitate the use of its software.

(b) Management estimates and reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant accounts with reported amounts based on estimates and judgments include revenue, trade and installment accounts receivable, allowance for doubtful accounts, allowance for sales credit memos, deferred income taxes, deferred revenue, and share based compensation.

(c) Principles of consolidation

The consolidated financial statements include the accounts of Pegasystems Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

(e) Revenue recognition

The Company’s revenue is derived from two primary sources: software license fees and service fees. The Company’s license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements. In addition to the license, these elements generally include professional consulting services, training, and software maintenance services. Revenue from arrangements in which the fair value of one or more undelivered elements is unknown is deferred until the fair value of those elements is known and the residual value of the license can be determined.

Software License Revenues

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s focus on frequent sales to its targeted customers, the Company’s strategy to sell limited size initial term licensing agreements to those customers with the goal to generate follow-on sales, and as a result of certain contract provisions, the Company recognizes term license revenue over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met.

Historically, the majority of the Company’s term license arrangements were larger agreements with extended payment terms and therefore, did not typically result in follow-on license agreements. The Company has a history of successfully collecting payments under the original payment terms, therefore for these arrangements, the Company has recognized the present value of the future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under these agreements (equal to the difference between the total license payments and the discounted present value of those payments) was initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used were estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 6.9% for the past few years.

For licensing arrangements that include a right to unspecified future products, fees are accounted for as subscriptions and the revenue is recognized ratably over the economic life or term of the arrangement.

Services Revenues

The Company’s services revenue is comprised of fees for software maintenance, training, and consulting services including software implementation. Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Software maintenance revenue is recognized over the term of the related maintenance agreement, which is generally one year. Revenue from training services and consulting services under time and materials contracts is recognized as services are performed. The Company has vendor specific objective evidence of fair value for its software maintenance, training services, and consulting services under time and materials contracts.

Services may be provided on a fixed-price basis. The Company does not have vendor specific objective evidence of fair value for fixed-price services prior to completion of the services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the other elements of the arrangement, and when services are the only undelivered element, the Company recognizes the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In a limited number of the Company’s arrangements, the fixed-price services are essential to the arrangement because the Company makes significant alterations to the functionality of the software or builds complex interfaces necessary for the software to be functional in the customer’s environment. The Company has not been able to make reasonably dependable estimates for the purpose of determining the Company’s progress to completion, as the Company has limited experience with these types of unique and complex arrangements. Accordingly, when the fixed-price services are essential to the arrangement, all revenue and costs are deferred until the completion of the fixed-price services under the completed contract method. Revenue from fixed-price services that are not bundled with a software license is generally recognized as performed during the service period, which is typically less than four months.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company warrants to its customers that its software products will conform to documented specifications. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which it is already obligated to provide, and consequently it has not established reserves for warranty obligations.

The Company’s agreements with customers generally require it to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2007, the Company had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

Deferred project costs

The Company defers direct costs when a project is being accounted for under the completed contract method or for certain arrangements where all of the required revenue recognition criteria have not been met. The Company reports these deferred project costs in other current assets.

Deferred revenue

Deferred revenue consists primarily of billed fees that exceed revenue recognized on arrangements and advance payment of maintenance fees.

Allowance for doubtful accounts and allowance for sales credit memos

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company’s estimates are based on the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the Company used different assumptions, or if the financial condition of customers were to deteriorate that resulted in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

The Company records allowances for estimates of potential sales credit memos. The Company bases these estimates on historical analyses of sales credit memos and assumptions about future events and experience with customer disputes. If the Company used different assumptions in calculating the allowance, adjustments would be reflected as changes to revenue.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Cash and cash equivalents and short-term investments

(in thousands)	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$17,680	$—	$—	$17,680
Money market mutual funds	9,030	—	—	9,030

Cash and cash equivalents	26,710	—	—	26,710

Short-term investments:
Government sponsored enterprises	53,303	94	(15)	53,382
Corporate bonds	68,539	120	(191)	68,468
Municipal bonds	909	3	—	912
Foreign bonds	507	2	—	509

Short-term investments	123,258	219	(206)	123,271

Cash and cash equivalents and short-term investments	$149,968	$219	$(206)	$149,981

(in thousands)	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$10,874	$—	$—	$10,874
Commercial paper	9,996	—	(4)	9,992
Money market mutual funds	5,142	—	—	5,142

Cash and cash equivalents	26,012	—	(4)	26,008

Short-term investments:
Government sponsored enterprises	69,345	—	(459)	68,886
Corporate bonds	32,967	—	(103)	32,864

Short-term investments	102,312	—	(562)	101,750

Cash and cash equivalents and short-term investments	$128,324	$—	$(566)	$127,758

The Company considers debt securities with maturities of three months or less, when purchased, to be cash equivalents. Purchases and sales of securities are recorded on a trade-date basis. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. There have been no reclassifications between available-for-sale and held-to-maturity investment categories. The Company’s investments in government sponsored enterprises include debt securities that may not be backed by the full faith and credit of the U.S. Government. As of December 31, 2007, remaining maturities of marketable debt securities ranged from January 2008 to October 2010. As of December 31, 2006, remaining maturities of marketable debt securities ranged from January 2007 to May 2009. Proceeds from available-for-sale securities that were sold, matured or called during 2007 were $87.2 million with gross realized losses of $0.2 million and no gross realized gains. Proceeds from available-for-sale securities that matured or were called during 2006 were $85.7 million with gross realized losses of $0.2 million and no gross realized gains. Proceeds from available-for-sale securities that were sold,

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matured or called during 2005 were $26.5 million with gross realized losses of $18,000 and no gross realized gains. Specific identification of the individual securities was used to determine the basis on which the gain or loss was calculated.

The following table shows the gross unrealized losses and fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007.

(in thousands)	Less than 12 months		12 months or greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$16,081	$(5)	$11,801	$(10)	$27,882	$(15)
Corporate bonds	21,706	(181)	7,113	(10)	28,819	(191)

Totals	$37,787	$(186)	$18,914	$(20)	$56,701	$(206)

The Company analyzes its investments for impairments on an ongoing basis. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. The unrealized losses on the Company’s investments in commercial paper, government sponsored enterprises, corporate bonds and municipal bonds were caused by interest rate increases. The Company has the ability and intent to hold these investments until anticipated recovery of fair value, which may be maturity, therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2007.

(g) Trade accounts receivable

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $45.9 million and $32.0 million as of December 31, 2007 and 2006, respectively. Trade accounts receivable includes $4.1 million and $2.5 million as of December 31, 2007 and 2006, respectively, for services earned under time and material arrangements that had not been invoiced at the end of the respective period.

(h) Other current assets

Other currents assets consist of the following:

(in thousands)	December 31, 2007	December 31, 2006
Deferred income tax assets	$2,148	$2,962
Deferred cost of services	1,022	1,593
Interest receivables	1,729	1,776
Income tax receivable	1,308	1,331
Prepaid expenses	787	842
Reimbursable expenses	71	349
Sales tax receivable	175	212

Balance at the end of period	$7,240	$9,065

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of short-term investments, trade accounts receivable and license installments receivable. The Company records long-term license installments in accordance with its revenue recognition policy, which results in long-term installment receivables from customers (due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings). The Company grants credit to customers who are located throughout the world. The Company performs credit evaluations of customers and generally does not request collateral from customers. Future installments due under term licenses as of December 31, 2007 were as follows:

(in thousands) Year ended December 31,	License installments (1)
2008	$19,183
2009	3,500
2010	2,780
2011	2,176
2012	1,267

28,906
Unearned installment interest income	(1,456)

Total license installments receivable, net	$27,450

(1)	These amounts have previously been recognized as license revenue, net of unearned installment interest income and consist of approximately $19.2 million of short-term license installments and approximately $8.3 million of long-term license installments included in the accompanying consolidated balance sheet as of December 31, 2007. For these agreements, we recognized the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met.

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

(k) Restricted cash

The Company has approximately $0.7 million of restricted cash related to amounts deposited to secure a letter of credit for its Cambridge office operating lease and is included in long-term other assets in the accompanying consolidated balance sheet.

(l) Long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of undiscounted cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments in 2007, 2006, and 2005.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m) Accrued expenses

Accrued expenses consist of the following:

(in thousands)	December 31, 2007	December 31, 2006
Accrued income taxes	$3,625	$2,350
Dividends payable	1,085	1,059
Accrued other	5,695	3,608

Balance at the end of period	$10,405	$7,017

(n) Research and development and software costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of computer software developed for resale is accounted for in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Accordingly, capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date and, as a result, no internal costs were capitalized during 2007, 2006, and 2005. Amortization of capitalized software is included in the cost of software license. No amortization expense for internally developed capitalized software costs was charged to cost of software license during 2007, 2006, and 2005.

(o) Earnings per share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, warrants and restricted stock units (“RSUs”), using the treasury stock method and the average market price of our common stock during the applicable period. Potential shares related to certain of our outstanding stock options and warrants were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

(in thousands, except per share data)	Year Ended December 31,
	2007	2006	2005
Basic
Net income	$6,595	$1,842	$5,192

Weighted-average common shares outstanding	35,875	35,229	35,774

Earnings per share, basic	$0.18	$0.05	$0.15

Diluted
Net income	$6,595	$1,842	$5,192

Weighted-average common shares outstanding	35,875	35,229	35,774
Effect of assumed exercise of stock options, warrants and RSUs	1,558	1,905	688

Weighted-average common shares outstanding, assuming dilution	37,433	37,134	36,462

Earnings per share, diluted	$0.18	$0.05	$0.14
Anti-dilutive outstanding stock options and warrants	1,121	2,971	5,727

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p) Segment reporting

The Company currently operates in one operating segment — rules based Business Process Management (“BPM”) software. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. Substantially all of the Company’s assets are located within the U.S. The Company derived its operating revenue from the following geographic areas (sales outside the U.S. are principally through export from the U.S.) for the years ended December 31:

(Dollars in thousands)	2007		2006		2005
U.S.	$104,952	65%	$79,903	63%	$66,459	66%
United Kingdom	34,278	21%	19,741	16%	18,161	18%
Europe, other	8,755	5%	11,606	9%	10,732	11%
Other	13,964	9%	14,773	12%	4,857	5%

	$161,949	100%	$126,023	100%	$100,209	100%

The following table summarizes the Company’s concentration of credit risk associated with customers accounting for more than 10% of the Company’s total revenue, outstanding trade receivables and long and short-term license installments for the years ended December 31:

	2007	2006	2005
Total Revenue
Customer Revenue > 10%	None	None	None

Trade Receivables
Customer A	19%	—	—
Customer B	14%	—	—
Customer C	—	11%	—
Customer D	—	10%	—
Customer E	—	—	19%

Long and short-term license installments
Customer F	24%	12%	—
Customer G	15%	—	—
Customer H	—	—	13%

(q) Stock-Based Compensation

Upon adoption of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006, the Company began to recognize stock-based compensation expense associated with equity awards in its consolidated statements of income based on the fair value of these awards at the date of grant. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS 123(R) using the modified prospective method, and, accordingly prior period amounts have not been restated. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and adjusted each period for anticipated forfeitures. The Company recognizes stock-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

The Company estimates the fair value of stock options using the Black-Scholes option valuation model, which requires management to make estimates of key assumptions including the expected term of the option, the

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected volatility of the Company’s stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price. The expected annual dividend yield is based on the expected annual dividend of $0.12 per share divided by the average stock price.

Prior to January 1, 2006, the Company accounted for share-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and, accordingly, did not recognize compensation expense for the issuance of stock options to employees and non-employee Directors with an exercise price equal to or greater than the market price at the date of grant. The Company also followed the disclosure requirements of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). Had the fair value based method as prescribed by SFAS 123 been applied to the Company’s financial statements, the effect on net income and earnings per share would have been as follows:

(in thousands, except per share amounts)	Year ended December 31, 2005
Net income	$5,192
Add: Share based compensation expense for stock options included in reported net income, net of income taxes	—
Less: Total share based compensation expense for stock options determined under fair value method, net of income taxes (1)	(8,065)

Net income (loss), pro-forma	$(2,873)

Earnings (loss) per share:
Basic—as reported	$0.15
Basic—pro forma	$(0.08)
Diluted—as reported	$0.14
Diluted—pro forma	$(0.08)

(1)	Includes approximately $4.0 million of stock-based compensation expense associated with the acceleration of certain unvested stock options in the second quarter of 2005. During the second quarter of 2005, the Compensation Committee approved accelerating the vesting of certain out-of-the-money unvested stock options held by certain current employees, excluding “officers” as defined under Section 16(a) of the Securities Exchange Act of 1934. Unvested options having an exercise price greater than $7.00 per share, representing the right to purchase a total of approximately 1,600,000 shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remained unchanged. The acceleration of vesting did not result in the recognition of compensation expense for the year ended December 31, 2005 as the exercise price was in excess of the fair market value on the date of modification resulting in no intrinsic value under APB 25. The decision to accelerate vesting of these options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123(R).

See Note 4 “STOCK-BASED COMPENSATION” for further discussion of SFAS 123(R).

(r) Fair value of financial instruments

The principal financial instruments held consist of cash equivalents, investments, accounts receivable and accounts payable, capital lease obligations, and license installment receivables arising from license transactions.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values of cash equivalents, investments, accounts receivable and accounts payable approximate their fair value due to their relatively short-term nature. The fair value of license installment receivables approximates carrying value at December 31, 2007 and 2006.

(s) Acquired technology and goodwill

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is recognized on a straight-line basis over the assets’ estimated useful lives. As of December 31, 2007 and 2006, intangible assets consisted of $1.4 million of technology acquired in a business combination with a net carrying value of $0 and accumulated amortization of $1.4 million. Amortization expense for this acquired technology was $0, $29,000, and $0.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Goodwill represents the residual purchase price paid in a business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing estimated fair value to its carrying value. During the fourth quarter of 2007, the Company reduced its valuation allowance related to the realization of $0.4 million of certain tax loss and credit carry forwards that were acquired in the 1mind Corporation (“1mind”) in 2002, which resulted in a corresponding reduction in goodwill.

The Company performed the annual impairment test in the fourth quarters of 2007 and 2006 and determined that goodwill was not impaired.

(t) Income taxes

As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $1.5 million reduction to January 1, 2007 retained earnings. In accordance with FIN 48, as of December 31, 2007, the amount of unrecognized tax benefits totaled approximately $9.8 million, of which $3.9 million, if recognized would favorably affect our effective tax rate. We do not expect the changes in the unrecognized benefits within the next twelve months to be material.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. We record a valuation allowance to reduce our deferred taxes to an amount we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

(u) Other recent pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair values, establishes a framework for measuring fair value and expands the disclosure requirements

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company was required to adopt the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the effect FSP 157-2 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The Company was required to adopt SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, the Company will adopt this statement on January 1, 2009. The Company is evaluating the effect SFAS 141(R) will have on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. VALUATION AND QUALIFYING ACCOUNTS

The Company maintains allowances for doubtful accounts based on factors such as the composition of accounts receivable, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. The Company’s allowance for doubtful accounts was $0.4 million at December 31, 2007, 2006, and 2005. The following reflects the activity of the allowance for doubtful accounts for each of three years ended December 31:

( in thousands)	2007	2006	2005
Balance as of beginning of year	$365	$365	$365
Provision for doubtful accounts	—	—	—
Write-offs	—	—	—

Balance as of end of year	$365	$365	$365

The Company records allowances for estimates of potential sales credit memos when the related revenue is recorded and reviews those allowances periodically. The Company based these estimates on historical analyses of sales credit memos, and assumptions about future events and experience with customer disputes. The Company’s allowance for sales credit memos was $1.0 million as of December 31, 2007, $1.2 million as of December 31, 2006 and $0.5 million as of December 31, 2005. During the first quarter of 2005, the Company refined its estimate of allowances for sales credit memos, which resulted in an increase in services revenue of $0.3 million. The following reflects the activity of the allowance for sales credit memos for each of three years ended December 31:

(in thousands)	2007	2006	2005
Balance at beginning of year	$1,238	$470	$642
Provision for credit memos	1,160	2,375	378
Credit memos issued	(1,412)	(1,607)	(550)

Balance at end of period	$986	$1,238	$470

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

( in thousands)	December 31, 2007	December 31, 2006
Computer equipment	$5,461	$4,240
Furniture and fixtures	2,424	2,199
Leasehold improvements	3,631	2,778
Equipment under capital leases	594	594

	12,110	9,811
Less: accumulated depreciation and amortization	(8,497)	(7,358)

Equipment and improvements, net of accumulated depreciation	$3,613	$2,453

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was approximately $1.5 million, $1.3 million, and $0.7 million for the years ended December 31, 2007, 2006, and 2005.

During the years ended December 31, 2007, 2006, and 2005, the Company recorded disposals of approximately $0.4 million, $0.4 million, and $0.7 million, respectively, of computer equipment, furniture and fixtures and leasehold improvements. Nearly all of the assets written off during 2007, 2006, and 2005 were fully depreciated, resulting in immaterial losses on disposal.

(b) Computer software for internal use

The Company capitalized and amortized costs associated with computer software developed or purchased for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) . The Company amortized capitalized software costs generally over three years commencing on the date the software is placed into service. During 2007, the Company did not capitalize any costs for computer software developed for internal use. During 2006, the Company capitalized costs totaling $0.4 million for computer software developed for internal use. The amortization expense was approximately $0.2 million for the year ended December 31, 2007. The cost and accumulated amortization of computer software for internal use consisted of the following:

(in thousands)	December 31, 2007	December 31, 2006
Computer software purchased	$2,278	$2,441
Computer software developed for internal use	721	721

	2,999	3,162
Less: accumulated depreciation and amortization	(2,430)	(2,108)

Computer software for internal use, net of accumulated amortization	$569	$1,054

Amortization expense was approximately $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2007, 2006, and 2005.

During the years ended December 31, 2007, 2006, and 2005 the Company recorded disposals of approximately $0.2 million, $0.4 million, and $0, respectively, of purchased software. Nearly all of the assets written off during 2007, 2006, and 2005 were fully depreciated, resulting in immaterial losses on disposal.

4. STOCK-BASED COMPENSATION

In accordance with SFAS 123(R) and beginning on January 1, 2006, the Company recognizes stock-based compensation expense associated with equity awards in its consolidated statements of income based on the fair value of these awards at the date of grant. Pro forma disclosure is no longer an alternative. The Company adopted the provisions of SFAS 123(R) using the modified prospective method, and, accordingly prior period amounts have not been restated. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and adjusted each period for anticipated forfeitures. Under this approach, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123(R), and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The majority of the

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s stock-based compensation arrangements vest over either a four or five year vesting schedule and have a ten-year term. The Company recognizes stock-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

During the fourth quarter of 2007, the Company’s Board of Directors approved changes to its equity compensation program, including the granting of restricted stock units (“RSUs”) in addition to stock options, for periodic equity compensation grants. RSUs deliver to the recipient a right to receive a specified number of shares of the Company’s common stock upon vesting. Unlike stock options, there is no cost to the employee at share issuance. The Company values its RSUs at the fair value of our common stock on the grant date, which is the closing price of our common stock on the grant date, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period. In December 2007, the Company granted approximately 408,000 stock options and approximately 204,000 RSUs to certain employees.

During the fourth quarter of 2007, the Company’s Board of Directors also approved the election by employees to receive 50% of their 2008 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “Plan”) in the form of RSUs. If elected by an employee, the equity amount will be equal in value on the date of grant to 50% of his or her target incentive opportunity, based on the employee’s January 2008 base salary. The number of RSUs granted will be determined by dividing 50% of the employee’s target incentive opportunity by the fair value of a RSU on the grant date. If elected, the equity grant will occur during the open trading period following the release of the prior year’s financial results and will vest 100% on the Plan payout date of the following year for all participants. Vesting is conditioned upon threshold funding of the Plan and on continued employment; if threshold funding does not occur, the equity grant cannot be exercised and will expire. The Company will recognize the associated stock-based compensation expense over the requisite service period beginning on the grant date and ending on the vest date.

Upon vesting of the RSUs, the Company will withhold shares of common stock in an amount sufficient to cover its minimum statutory tax withholding obligations and will issue shares of its common stock for the remaining amount. The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant less the future present value of dividends and is amortized ratably on a straight-line basis over the requisite service period.

Beginning in December 2007, the Company began issuing options that will allow the settlement of vested stock options on a net share basis, at the employee’s option, such that the employee will not tender any cash or shares upon exercise. Rather, the Company will withhold the number of shares having a fair value equal to the option exercise price and its minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise.

Share-Based Compensation Plans:

(a) 1994 Long-term incentive plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of December 31, 2007, options to purchase an aggregate of approximately 3,800,000 shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) 1996 Non-employee Director stock option plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the grant to non-employee Directors of the Company of options to purchase shares of its common stock. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to provide for (i) the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors following the annual meeting of stockholders (commencing in 2000), of a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. The Compensation Committee administers the Director Plan. As of December 31, 2007, options to purchase an aggregate of approximately 210,000 shares of common stock were outstanding under the Director Plan. The Company does not intend to issue any options under the Director Plan in the future.

(c) 1996 Employee stock purchase plan

In 1996, the Company adopted a 1996 Employee Stock Purchase Plan (the “1996 Stock Purchase Plan”) pursuant to which its employees were entitled to purchase up to an aggregate of 1,000,000 shares of common stock at a price equal to the lesser of 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan. During 2005, the Company amended the 1996 Stock Purchase Plan to provide that, for each offering period beginning on May 1, 2005 or later, employees are entitled to purchase shares of common stock at a price equal to 95% of the fair market value on the completion date of the offering period. As of December 31, 2007, there had been 15 offerings under the plan and approximately 800,000 shares had been issued thereunder. The 1996 Stock Purchase Plan is tax qualified and as of December 31, 2007 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes. The 1996 Stock Purchase Plan terminated on November 1, 2006.

(d) 2004 Long-term incentive plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of December 31, 2007, a total of 7,000,000 shares of common stock had been authorized under the 2004 Plan and approximately 3,225,000 shares were subject to outstanding options and stock-based awards. Beginning in June 2006, each member of the Company’s Board of Directors (except the Company’s Chairman and Chief Executive Officer) is entitled to receive on an annual basis a number of shares of unrestricted common stock equal to $55,000 divided by the fair market value of its common stock on the grant date. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

(e) 2006 Employee stock purchase plan

In 2006, the Company adopted a 2006 Employee Stock Purchase Plan (the “2006 Stock Purchase Plan”) pursuant to which the Company’s employees are entitled to purchase up to an aggregate of 500,000 shares of

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock at a price equal to 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as the Company’s Board of Directors may establish from time to time. Until the Company’s Board of Directors determines otherwise, the Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. As a result, the 2006 Stock Purchase Plan is non-compensatory under SFAS 123(R) and is tax qualified. Therefore as of December 31, 2007, no compensation expense related to shares issued under the plan had been recognized for financial statement purposes. The first offering period under the 2006 Stock Purchase Plan began November 1, 2006. As of December 31, 2007, there had been two offerings under the plan and approximately 18,000 shares had been issued thereunder.

Shares reserved

As of December 31, 2007, there were approximately 3,127,000 shares available for future issuance under the Company’s stock plans, consisting of approximately 2,645,000 shares under the 2004 Plan and approximately 482,000 shares under the 2006 Stock Purchase Plan. There were no shares available for future issuance under the 1994 Plan, the Director Plan or the 1996 Stock Purchase Plan.

Equity grants, Assumptions and Activity

The Company periodically grants stock options and RSUs for a fixed number of shares to employees and non-employee Directors. The exercise price for stock options is greater than or equal to the fair market value of the shares at the date of the grant. In July 2007, the Company granted unrestricted common stock to members of its Board of Directors (other than the Company’s Chairman and Chief Executive Officer) in lieu of the annual stock option grant historically made. The Company recorded approximately $0.3 million of compensation expense for this award. During 2007, the Company recorded $1.3 million of compensation expense for employee stock options and $42,000 of compensation expense for RSUs. The following table presents the stock-based compensation expense included in the Company’s consolidated statements of income for 2007 and 2006.

(in thousands, except per share amounts)	Year ended December 31, 2007	Year ended December 31, 2006
Stock-based compensation expense:
Cost of services	$490	$286
Selling and marketing	427	520
Research and development	139	135
General and administrative	562	527

Total stock-based compensation before tax	1,618	1,468
Income tax benefit	(430)	(520)

Net stock-based compensation expense	$1,188	$948

Effect on earnings (loss) per share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

The Company estimates the fair value of stock options using a Black-Scholes option valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The amount of stock-based compensation recognized during a period is based on the value of the portion of the

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on the review of historical forfeiture data for the Company’s employees, an annual forfeiture rate of 18% has been applied and is re-evaluated and adjusted as necessary. Ultimately, the Company recognizes the actual expense over the vesting period only for the shares that vest.

The weighted-average assumptions used in the Black-Scholes option valuation model are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Expected volatility (1)	53%	75%	70%
Weighted-average grant date fair value	$5.44	$5.20	$2.41
Expected term in years (2)	5.6	6.1	5.0
Risk-free interest rate (3)	4.02%	4.81%	4.27%
Expected annual dividend yield (4)	1.19%	.97%	None

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.
(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.
(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumptions used for options granted during the applicable period. In July 2006, the Company began paying an on-going quarterly cash dividend of $0.03 per share of common stock. The expected annual dividend yield for the year ended December 31, 2007 is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price. The expected annual dividend yield for the year ended December 31, 2006 includes the weighted average impact of expected dividends beginning July 2006. As the Company did not declare dividends prior to the year ended December 31, 2006, therefore there was no dividend yield assumption in 2005.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for the options (“excess tax benefits”) to be classified as financing cash flows. There was approximately $2.3 million of excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow for the year ended December 31, 2007, if the Company had not adopted SFAS 123(R).

SFAS 123(R) provides that for the purposes of calculating the pool of excess tax benefits (“APIC pool”), the Company should include the net excess tax benefits that would have qualified had the Company adopted SFAS 123(R) from inception. The FASB issued FSP 123(R)-3 “Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards” (“FSP 123(R)-3”), which provides an alternative transition method to calculate beginning pool of excess tax benefits. The Company elected to adopt the alternative transition method (“short cut method”) in calculating their historical APIC pool of windfall tax benefits in regards to its share based compensation.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined stock option activity under the Company’s stock option plans for the years ended December 31, 2007, 2006, and 2005:

	Shares (in thousands)	Weighted Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2005	9,255	$7.70
Granted	1,682	8.04
Exercised	(342)	4.33
Forfeited/expired	(867)	7.91

Options outstanding at December 31, 2005	9,728	7.86	6.02
Granted	490	8.11
Exercised	(640)	5.46
Forfeited/expired	(1,142)	8.70

Options outstanding at December 31, 2006	8,436	7.94	5.63	$24,658
Granted	693	11.39
Exercised	(1,679)	6.39
Forfeited/expired	(214)	10.03

Options outstanding at December 31, 2007	7,236	$8.57	5.06	$30,028
Options vested and expected to vest at December 31, 2007	6,781	$8.49	4.80	$29,009
Options exercisable at December 31, 2007	6,092	$8.38	4.37	$27,296

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) during the years ended December 31, 2007, 2006, and 2005 was $7.5 million, $1.6 million, and $0.8 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2007 is based on the difference between the closing price of the Company’s stock of $11.93 on December 31, 2007 and the exercise price of the applicable stock options.

As of December 31, 2007, the Company had unrecognized compensation expense related to the unvested portion of stock options of approximately $2.5 million that is expected to be recognized as expense over a weighted-average period of approximately 2.0 years.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2007 was $10.7 million. The actual tax benefit for the tax deductions from stock option exercises for year ended December 31, 2007 totaled $2.3 million.

During the second quarter of 2007, 25,535 unrestricted shares of the Company’s common stock were granted to members of its Board of Directors under the 2004 Plan. As this award was unrestricted, no awards remain unvested as of December 31, 2007. The weighted-average grant date fair value per share of these awards was $10.77.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the Company granted approximately 204,000 RSUs to certain employees. The following table presents the RSU activity, under the 2004 Plan for the year ended December 31, 2007:

	Shares (in thousands)	Weighted- average Grant Date Fair Value	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested at January 1, 2007	—	—
Granted	204	$11.71
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2007	204	$11.71	2.65	$2,432
Ending vested and expected to vest at December 31, 2007	123	$11.71	2.31	$1,473
Ending exercisable at December 31, 2007	—	—	—	—

The RSUs vest over five years with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years. The Company expenses its stock-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. As of December 31, 2007, the Company had approximately $1.4 million of unrecognized compensation cost related to RSUs that is expected to be recognized as expense over a weighted-average period of 2.7 years.

5. STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. The Board of Directors has the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. The Company has not issued any shares of preferred stock through December 31, 2007.

(b) Common stock

The Company has 70,000,000 authorized shares of common stock, $0.01 par value per share, of which 36,191,590 shares were issued and outstanding at December 31, 2007.

Since 2004, the Company’s Board of Directors has approved three stock repurchase programs that authorize the Company to repurchase in the aggregate up to $30.0 million shares of its common stock. Purchases under these programs may be made as market conditions warrant, subject to regulatory and other considerations, from time to time on the open market or in privately negotiated transactions.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of our repurchase activity under all of the Company’s repurchase programs for the years ended December 31:

(Dollars in thousands)	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$6,872		$4,123		$10,000
Authorizations		10,000		10,000		—
Repurchases paid	799,347	(9,135)	962,420	(6,819)	957,112	(5,877)
Repurchases unsettled	48,015	(569)		—		—
Expirations		(5,958)		(432)		—

Authorized dollars remaining as of December 31,		$1,210		$6,872		$4,123

Between January 1, 2005 and December 31, 2007, the Company invested approximately $22.4 million to repurchase approximately 2,767,000 shares of its common stock under three separate programs, including $0.6 million of repurchases that settled in January 2008. These share repurchases partially offset the shares issued and proceeds received under the Company’s various share-based compensation plans in 2007, and more than offset these amounts in 2006 and 2005. Under these share-based compensation plans, the Company received proceeds for shares issued of $10.9 million, $3.7 million, and $1.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

(c) Dividends

On May 30, 2006, the Company’s Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared $0.12 per share and $0.09 per share for the years ended December 31, 2007 and 2006, respectively, and paid cash dividends of $4.3 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively. It is the Company’s current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

(d) Warrants summary

In December 2005, October 2006, and November 2007, the Company issued 27,766 shares, 2,586 shares and 1,306 shares of its common stock, respectively, in connection with the exercise of warrants originally issued as part of the consideration for its acquisition of 1mind in 2002. These warrants were exercised by former stockholders of 1mind. In accordance with the net exercise provisions of these warrants, the Company withheld 3,774 shares, 259 shares, and 102 shares of the Company’s common stock to cover the exercise price, which shares were valued at approximately $27,000, $2,000, and $1,200, respectively, based on the average closing price of the Company’s common stock over the ten consecutive trading days ending on the third trading day prior to the exercise date.

In November 2007, the Company issued 5,815 shares of its common stock in connection with the exercise of previously issued warrants to International Business Machines Corporation (“IBM”). In accordance with the net exercise provisions of this warrant, the Company withheld 20,923 shares of the Company’s common stock to cover the exercise price, which shares were valued at approximately $0.3 million, based on the average closing price of the Company’s common stock over the five consecutive trading days ending on the day prior to the exercise date.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, there were outstanding warrants to purchase 11,045 shares of the Company’s common stock with a fair value of $4.50 per share and an exercise price of $0.85 per share. These warrants expire in 2012.

6. COMMITMENTS AND CONTINGENCIES

As of December 31, 2007, the Company did not have material commitments for capital or operating expenditures other than a purchase commitment for customer support services and operating leases. The purchase commitment for customer support services covers quality assurance and engineering support for legacy software. The Company’s principal administrative, sales, marketing, support, and research and development operations are located in an approximate 100,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to the Company’s option to extend for two additional five-year periods. The Company also leases space for its other offices in the U.S., Canada, Australia, France, and the United Kingdom. These leases expire at various dates through 2010.

In July 2006, the Company entered into an agreement to lease additional space in its Cambridge, Massachusetts facility. The lease for this additional space expires in 2013, subject to the Company’s option to extend for two additional five-year periods. Under a tenant improvement allowance, the agreement allows the Company to collect reimbursement from the landlord, up to approximately $0.9 million of the costs associated with the build-out of this space. As of December 31, 2007, the Company had incurred and had been reimbursed for approximately $0.9 million of improvement costs, which were recorded as leasehold improvements with a corresponding credit to deferred rent expense to be amortized to rent expense over the lease term.

As of December 31, 2007, the Company’s known contractual obligations, including future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

(in thousands) For the calendar year	Purchase Obligations	Operating Leases
2008	$690	$4,215
2009	—	4,236
2010	—	3,955
2011	—	4,132
2012	—	4,283
2013	—	1,443

Net minimum obligations	$690	$22,264

Rent expense under operating leases is recognized on a straight-line basis, to account for scheduled rent increases and landlord tenant allowance. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities. As of December 31, 2007, deferred rent of approximately $0.2 million was included in accrued expenses and approximately $1.8 million was included in other long-term liabilities in the accompanying consolidated balance sheet. Total rent expense under operating leases was approximately $4.7 million, $3.7 million, and $3.7 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company is a party in various contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES

The components of income before provision (benefit) for income taxes are as follows for the years ended December 31:

(in thousands)	2007	2006	2005
Domestic	$8,343	$(643)	$4,397
Foreign	1,599	1,830	922

Total	$9,942	$1,187	$5,319

The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

(in thousands)	2007	2006	2005
Current:
Federal	$2,281	$422	$213
State	350	187	135
Foreign	879	393	63

Total current	3,510	1,002	411

Deferred:
Federal	582	(1,328)	(220)
State	(699)	(423)	(143)
Foreign	(46)	94	79

Total deferred	(163)	(1,657)	(284)

Total provision (benefit)	$3,347	$(655)	$127

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit and tax credits	(2.4)	(24.1)	(2.9)
Permanent differences	3.3	14.2	2.2
Extraterritorial income exclusion and domestic production activities	(3.2)	(59.1)	(18.2)
Federal research and experimentation credits	(4.6)	(20.5)	(3.0)
Tax effects of foreign activities	(.8)	(24.3)	(4.1)
Changes in deferred tax liabilities	—	7.4	(1.6)
Provision to return adjustments	1.5	1.7	(1.9)
Tax exposure reserve	1.9	13.7	(1.4)
Valuation allowance	1.0	0.9	(2.0)
Other	2.0	(0.1)	0.3

Effective income tax rate	33.7%	(55.2)%	2.4%

The difference in the Company’s effective federal tax rate for 2007 as compared to the statutory rate was primarily the result of changes to the following tax provision items: domestic production activities, federal and state credits, all of which reduced the Company’s effective tax rate. These decreases in the rate were offset by permanent differences for meals and entertainment and prior year provision to return adjustments.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded a FIN 48 liability for uncertain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additions or reductions to the FIN 48 liability will be reflected in the Company’s effective tax rate in the period that additional facts become known.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets and liabilities are as follows:

(in thousands)	2007	2006
Software revenue	$306	$(15,368)
Depreciation	872	794
Accruals and reserves	3,584	2,676
Unrealized loss on investments	(5)	224
Net operating loss carry forwards	—	4,150
Tax credit carry forwards	3,402	8,948

Net deferred tax assets	8,159	1,424
Less valuation allowances	(204)	(806)

Net deferred income taxes	$7,955	$618

Reported as:
Current deferred tax asset, included in other current assets	$2,148	$2,962
Long-term deferred income tax assets (liabilities)	5,807	(2,344)

Net deferred income taxes	$7,955	$618

A valuation allowance has been provided for certain deferred tax assets when it is more likely than not that the Company will not realize the entire benefit of the assets. The $0.6 million decrease in the valuation allowance during 2007 was primarily due to realization of approximately $0.3 million of tax benefits generated on the exercise of stock options, which were recorded directly to equity, and the realization of approximately $0.4 million of certain tax loss and credit carry forwards that were acquired in the 1mind acquisition and were recorded as a reduction to goodwill. These decreases were offset by an increase in the valuation allowance of $0.1 million due to additional capital loss carry forwards in the period.

As of December 31, 2006, the Company had alternative minimum tax (“AMT”), and research and experimentation (“R&E”) net credit carry forwards for federal and state purposes of approximately $8.9 million, of which $5.5 million have been utilized in 2007 to reduce current taxes payable. The Company also had available as of December 31, 2006, $10.5 million of net operating loss carry-forwards, all of which have been utilized in 2007 to reduce current taxes payable. As of December 31, 2007, the Company has available $3.4 million of state tax (“R&E”) and investment tax credits expiring in the years 2008 through 2022.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $7.6 million as of December 31 2007. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of SFAS 109 as well as Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes — Special Areas” (“APB 23”).

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recorded the cumulative effect of applying the provisions of FIN 48 and recorded a $1.5 million reduction to the January 1, 2007 retained earnings.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2007
Balance as of January 1, 2007	$9,688
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	137
Reductions for tax positions of prior years	—
Settlements	—

Balance as of December 31, 2007	$9,825

Included in the balance as of December 31, 2007 are $7.0 million of tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred tax accounting, other than interest and penalties, a change in the income recognition period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

As of December 31, 2007, the total amount of unrecognized tax benefits totaled approximately $9.8 million, of which $3.9 million, if recognized, would favorably affect our effective tax rate in any future period. The Company expects that the changes in the unrecognized benefits within the next twelve months would not be material.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2007, the Company recognized approximately $1.6 million of interest expense and $0.1 million of penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal and state jurisdictions and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state, or local, or foreign income tax examinations by tax authorities for the years before 2001. Currently, the Company is under examination in the United Kingdom for the tax years 2001 through 2004. With few exceptions, the statute of limitations remains open in all other jurisdictions for the tax years 2004 to the present.

8. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution retirement plan for qualifying employees pursuant to which the Company makes discretionary matching profit sharing contributions. Company contributions under the plan totaled approximately $1.0 million in 2007, $0.8 million in 2006, and $0.6 million in 2005. In addition, the Company has defined contribution plans for qualifying international employees and contributions expensed under those plans totaled approximately $0.3 million in 2007, approximately $0.2 million in 2006, and approximately $0.1 million in 2005.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2007
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$37,489	$35,663	$42,041	$46,756
Gross profit	21,925	21,343	26,320	27,159
Income (loss) from operations	(244)	(939)	2,957	177
Income before provision for income taxes	1,557	1,080	5,154	2,151
Net income	1,020	647	3,510	1,418
Earnings per share, basic	$0.03	$0.02	$0.10	$0.04
Earnings per share, diluted	$0.03	$0.02	$0.09	$0.04

	2006
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$29,199	$27,331	$33,524	$35,969
Gross profit	15,081	16,282	18,357	22,540
Income (loss) from operations	(2,768)	(2,958)	(2,059)	671
(Loss) Income before provision (benefit) for income taxes	(961)	(618)	10	2,756
Net income (loss)	(911)	(259)	(410)	3,422
Earnings per share, basic	$(0.03)	$(0.01)	$(0.01)	$0.10
Earnings per share, diluted	$(0.03)	$(0.01)	$(0.01)	$0.09

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management previously reported four material weaknesses in the Company’s internal control over financial reporting. These material weakness related to: (1) inadequate and ineffective controls over the accounting for certain complex software revenue recognition transactions; (2) inadequate and ineffective controls over the accounting for service revenue recognition transactions; (3) inadequate and ineffective controls over the accounting for income taxes; and (4) inadequate and ineffective controls related to our financial close process. As described below, management has taken significant steps to remediate certain of these material weaknesses, and has concluded that its controls over the accounting for service revenue recognition transactions, the accounting for income taxes and the periodic financial close process were each effective as of December 31, 2007. However, management has concluded that the controls over the accounting for certain complex software revenue recognition transactions were not effective as of December 31, 2007 and represent a material weakness, as described below in management’s report on internal control over financial reporting. Based on this evaluation and the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Notwithstanding the existence of the material weakness described below in management’s report on internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness in Accounting for Certain Complex Software Revenue Recognition Transactions

Based on our evaluation of the effectiveness of our internal control over financial reporting of December 31, 2007, management identified a material weakness related to the inadequate design and ineffective operation of our controls related to our ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions containing complex and non-standard terms. This material weakness resulted in post-closing adjustments proposed to the Company’s consolidated financial statements effecting revenue, accounts receivable and deferred revenue. These adjustments, some of which are reflected in the accompanying consolidated financial statements for the year ended December 31, 2007, were not individually or collectively material; however there is a reasonable possibility that a material misstatement of the annual or interim financial statements could occur and not be prevented or detected on a timely basis.

Because of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control — Integrated Framework issued by the COSO.

Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included on page 38.

(c) Changes in Internal Control over Financial Reporting.

We implemented and monitored changes in our internal controls over financial reporting described below with respect to our material weaknesses in accounting for income taxes, accounting for service revenue recognition transactions and the periodic financial close process that, while individually not material in any prior quarter, had in the aggregate by the fourth quarter of 2007 materially affected or were reasonably likely to materially affect, our internal control over financial reporting. During the fourth quarter, we determined that, as a result of these material changes, the controls in each of those areas were operating effectively and remediated the respective material weakness. We also implemented changes in our internal control over financial reporting with respect to our material weakness in accounting for certain complex software revenue recognition transactions described below in management’s ongoing remediation plan for accounting for certain complex software revenue recognition transactions. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness Accounting for Income Taxes

We added additional technical resources to assist in the preparation and review of our tax decisions. We improved the underlying tax preparation and review procedures. We also conducted additional training and implemented enhanced tax preparation software. In addition, we completed our remedial efforts by hiring an expert in tax accounting during the third quarter of 2007 and implemented additional review procedures during the fourth quarter of 2007. Our management’s testing of our internal controls over financial reporting indicated that the controls over accounting for income taxes operated effectively as of December 31, 2007. Therefore, we believe that the previously reported material weakness related to accounting for income taxes has been remediated as of December 31, 2007.

Remediation of Material Weakness Accounting for Service Revenue Recognition Transactions

We revised our accounting procedures to correctly record revenue on services. We assessed the expertise of our staff responsible for revenue recognition and addressed any identified deficiencies. We improved the expertise of our staff responsible for revenue recognition with respect to the proper method of accounting for arrangements involving professional services. Our management’s testing of our internal controls over financial reporting indicated that the controls over accounting for service revenue recognition transactions operated effectively as of December 31, 2007. Therefore, we believe that the previously reported material weakness related to accounting for service software revenue recognition transactions has been remediated as of December 31, 2007.

Remediation of Material Weakness Periodic Financial Close Process

We implemented additional controls to accurately and consistently identify required adjustments through period-end account analysis and detailed reconciliation processes. We improved our closing process and we hired additional personnel with the required expertise to oversee the closing process. Our management’s testing of internal controls over financial reporting indicated that the controls over the periodic financial close process operated effectively as of December 31, 2007. Therefore, we believe that the previously reported material weakness related to the periodic financial close process has been remediated as of December 31, 2007.

Management’s Ongoing Remediation Plan — Complex Software Revenue Recognition Transactions

Management has been addressing the remaining material weakness related to accounting for certain complex software revenue recognition transactions and is committed to effectively remediating this weakness. We have assessed the expertise of our staff responsible for revenue recognition and we are in the process of addressing any identified deficiencies. We continue to improve our ability to identify when customer contracts contain non-standard terms. We also continue to improve our research protocol so that we more fully understand the applicable accounting for such terms and we added additional reviews of these arrangements by individuals with revenue recognition expertise. We believe we are taking the steps necessary to remediate this material weakness and will continue to review, revise and improve the effectiveness of our internal controls as appropriate. Although we have made enhancements to our control procedures in this area, this material weakness will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.

ITEM 9B    OTHER INFORMATION

Not applicable.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and the remainder of the required information is contained in our proxy statement for our 2008 Annual Stockholders Meeting (the “2008 proxy statement”) under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2008 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our Board of Directors and procedures of security holders to recommend nominees to our Board of Directors is contained in the 2008 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11    EXECUTIVE COMPENSATION

The information required by this item is contained in the 2008 proxy statement under the headings “Directors Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the 2008 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the 2008 proxy statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the 2008 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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
Craig Dynes
Chief Financial Officer and Senior Vice President (principal financial officer and principal accounting officer)

Date: March 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 10, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CRAIG DYNES Craig Dynes	Chief Financial Officer and Senior Vice President (principal financial officer and principal accounting officer)

/s/ RICHARD JONES Richard Jones	Vice Chairman and Director

Alexander d’Arbeloff	Director

/s/ STEVEN KAPLAN Steven Kaplan	Director

/s/ JAMES O’HALLORAN James O’Halloran	Director

/s/ WILLIAM WYMAN William Wyman	Director

EXHIBIT INDEX

Exhibit No.	Description
3.3	Restated Articles of Organization, of the Registrant. (Filed as exhibit 99.2 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

3.4	Restated By-Laws of the Registrant. (Filed as exhibit 99.3 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.4	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.6	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

+10.7++	2004 Long-Term Incentive Plan, as amended on December 13, 2007.

+10.8++	Form of Employee Stock Option Agreement, as amended on December 13, 2007.

10.9	Form of Non-Employee Director Stock Option Agreement. (Filed as exhibit 10.2 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference.)

10.10++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004. (Filed as exhibit 10.20 to the Registrant’s 2004 Form 10-K and incorporated herein by reference.)

10.11	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated herein by reference.)

10.12++	2007 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s April 9, 2007 Form 8-K and incorporated herein by reference.)

10.13++	2007 Section 16 Officers Base Salaries and Target Bonus Percentages. (Filed as Exhibit 99.2 to the Registrant’s April 9, 2007 Form 8-K and incorporated herein by reference.)

10.14++	Offer Letter between the Registrant and Edward L. Hughes dated February 21, 2006. (Filed as Exhibit 99.2 to the Registrant’s February 27, 2006 Form 8-K and incorporated herein by reference.)

+10.15++	2006 Employee Stock Purchase Plan, as amended on February 14, 2008.

10.16++	Compensation program for members of the Registrant’s Board of Directors, effective May 30, 2006. (Detailed in Registrant’s June 5, 2006 Form 8-K and incorporated herein by reference.)

10.17++	Offer Letter between the Registrant and Craig A. Dynes dated September 7, 2006. (Filed as Exhibit 99.1 to the Registrant’s September 7, 2006 Form 8-K and incorporated herein by reference.)

10.18	Amendment Number 10 to Lease Agreement dated July 24, 2006 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.1 to the Registrant’s September 30, 2006 Form 10-Q and incorporated herein by reference.)

10.19++	Amendment to Stock Option Agreement between the Registrant and Richard H. Jones dated December 29, 2006. (Filed as Exhibit 99.1 to the Registrant’s January 4, 2007 Form 8-K and incorporated herein by reference.)

10.20++	2008 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 21, 2008 Form 8-K and incorporated herein by reference.)

10.21++	2008 Section 16 Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 21, 2008 Form 8-K and incorporated herein by reference.)

10.22++	Notice of Grant of Award and Award Agreement. (Filed as Exhibit 99.1 to the Registrant’s December 13, 2007 Form 8-K and incorporated herein by reference.)

+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

+32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.
+	Filed herewith