Form 10-Q
period 2008-03-31
PEGASYSTEMS INC
filed 2008-05-08
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

There were 36,141,387 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 25, 2008.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of March 31, 2008	As of December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20,134	$26,710
Short-term investments	140,729	123,271

Total cash and cash equivalents and short-term investments	160,863	149,981
Trade accounts receivable, net of allowance for doubtful accounts of $365 in 2008 and 2007	35,489	45,922
Short-term license installments	20,937	19,183
Other current assets	7,405	7,240

Total current assets	224,694	222,326

Long-term license installments, net	7,549	8,267
Property and equipment, net	4,153	4,182
Long-term deferred income taxes and other assets	7,842	6,599
Goodwill	2,182	1,933

Total assets	$246,420	$243,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,382	$5,670
Accrued expenses	11,543	10,405
Accrued compensation and related expenses	8,315	13,526
Deferred revenue	41,905	33,178

Total current liabilities	64,145	62,779

Income taxes payable	5,471	5,185
Other long-term liabilities	2,329	2,399

Total liabilities	71,945	70,363

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000,000 shares authorized; 36,044,185 and 36,191,590 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	360	362
Additional paid-in capital	122,815	123,401
Retained earnings	49,176	47,321
Accumulated other comprehensive income:
Net unrealized gain on investments available-for-sale	188	7
Foreign currency translation adjustments	1,936	1,853

Total stockholders’ equity	174,475	172,944

Total liabilities and stockholders’ equity	$246,420	$243,307

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue:
Software license	$17,485	$12,084
Maintenance	8,899	7,021
Professional services	22,094	18,384

Total revenue	48,478	37,489

Cost of revenue:
Cost of software license	—	—
Cost of maintenance	1,232	1,145
Cost of professional services	18,320	14,419

Total cost of revenue	19,552	15,564

Gross profit	28,926	21,925

Operating expenses:
Selling and marketing	14,681	11,769
Research and development	7,022	6,185
General and administrative	5,057	4,215

Total operating expenses	26,760	22,169

Income (loss) from operations	2,166	(244)
Installment receivable interest income	75	276
Other interest income, net	1,655	1,545
Other income (expense), net	281	(20)

Income before provision for income taxes	4,177	1,557
Provision for income taxes	1,233	537

Net income	$2,944	$1,020

Earnings per share, basic and diluted	$0.08	$0.03

Weighted average number of common shares outstanding, basic	36,098	35,349
Weighted average number of common shares outstanding, diluted	37,311	37,614
Dividends per share	$0.03	$0.03

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,944	$1,020
Adjustment to reconcile net income to cash flows provided by operating activities:
Excess tax benefits from stock options	(643)	—
Deferred income taxes	(538)	(259)
Depreciation, amortization, and other non-cash items	547	553
Stock-based compensation expense	603	396
Change in operating assets and liabilities:
Trade accounts receivable	10,433	(2,733)
License installments	(1,036)	8,459
Other current assets	(277)	1,754
Accounts payable and accrued expenses	(6,986)	(6,695)
Deferred revenue	8,727	3,909
Other long-term assets and liabilities	151	588

Cash flows provided by operating activities	13,925	6,992

Cash flows from investing activities:
Purchase of investments	(82,775)	(25,189)
Maturing and called investments	23,150	17,820
Sale of investments	42,356	—
Payments for acquisition	(779)	—
Investment in software, equipment and improvements	(474)	(774)

Cash flows used in investing activities	(18,522)	(8,143)

Cash flows from financing activities:
Payments under capital lease obligation	—	(27)
Exercise of stock options	530	401
Excess tax benefits from stock options	643	—
Dividend payments to shareholders	(1,085)	(1,059)
Repurchase of common stock	(2,201)	—

Cash flows used in financing activities	(2,113)	(685)

Effect of exchange rate on cash and cash equivalents	134	46

Net decrease in cash and cash equivalents	(6,576)	(1,790)
Cash and cash equivalents, beginning of period	26,710	26,008

Cash and cash equivalents, end of period	$20,134	$24,218

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$1
Income taxes	$173	$276
Non-cash financing activity:
Dividends payable	$1,089	$1,061
Repurchases of common stock unsettled	$140	$—

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2008.

The Company’s revenue is derived from software licenses, maintenance fees related to the Company’s software licenses and professional services. Revenue from software licenses includes perpetual and term license revenue and subscription revenue. As of January 1, 2008, the Company expanded the presentation of the services revenue and the associated cost of services lines in the condensed consolidated statements of income to separately disclose the amounts related to maintenance and professional services. Maintenance revenue is a significant portion of the Company’s total revenue and is directly attributable to its installed base of software licenses. Professional services revenue includes revenue from consulting services and training. The Company believes separate disclosure of the maintenance revenue and the associated direct costs is meaningful to investors and provides an important measure of the Company’s business performance. Previously reported amounts have been expanded to conform to the current year presentation and have no impact on previously reported total revenue, total cost of revenue or net income.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Trade accounts receivable

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $35.5 million and $45.9 million as of March 31, 2008 and December 31, 2007, respectively. Trade accounts receivable includes $5.7 million and $4.1 million for services earned under time and material arrangements that had not been invoiced as of March 31, 2008 and December 31, 2007, respectively.

(b) Earnings per share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, restricted stock units (“RSUs”), and warrants, using the treasury stock method and the average market price of our common stock during the applicable period. Certain shares related to some of our outstanding stock options, RSUs, and warrants were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Basic
Net income	$2,944	$1,020

Weighted-average common shares outstanding	36,098	35,349

Earnings per share, basic	$0.08	$0.03

Diluted
Net income	$2,944	$1,020

Weighted-average common shares outstanding	36,098	35,349
Effect of assumed exercise of stock options, RSUs and warrants	1,213	2,265

Weighted-average common shares outstanding, assuming dilution	37,311	37,614

Earnings per share, diluted	$0.08	$0.03

Outstanding options, RSUs, and warrants excluded as impact would be anti-dilutive	1,801	1,240

(c) Segment reporting

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

	Three Months Ended March 31,
($ in thousands)	2008		2007
United States	$28,851	60%	$27,670	74%
United Kingdom	10,864	22%	5,290	14%
Other Europe	6,097	13%	1,493	4%
Other	2,666	5%	3,036	8%

	$48,478	100%	$37,489	100%

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s concentration of credit risk associated with customers accounting for more than 10% of the Company’s total revenue, outstanding trade receivables and long and short-term license installments:

	Three Months Ended March 31,
	2008	2007
Total Revenue
Customer A	10%	—
Customer B	—	10%

Trade Receivables
Customer C	11%	—
Customer D	—	13%

Long and short-term license installments
Customer A	36%	—
Customer E	14%	15%

(d) Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires all share-based payments be recognized as expense based on their fair values at the grant date over the requisite service period, which is generally four or five years. Stock-based compensation expense is recognized under the ratable method, which treats each vesting tranche as if it were an individual grant, and is adjusted each period for anticipated forfeitures. The Company periodically grants stock options and restricted stock units (“RSUs”) for a fixed number of shares to employees and non-employee Directors. As of March 31, 2008, there were approximately 2,924,000 shares available for future issuance under the Company’s stock plans.

The following table summarizes stock-based compensation as reflected in the Company’s unaudited condensed consolidated statements of income:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Stock-based compensation expense:
Cost of revenue	$204	$162
Selling and marketing	160	103
Research and development	85	40
General and administrative	154	91

Total stock-based compensation before tax	603	396

Income tax benefit	(219)	(104)

Net stock-based compensation expense	$384	$292

Effect on earnings per share:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	Less than $ (0.01)

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following weighted- average assumptions:

	Three Months Ended March 31,
	2008	2007
Expected volatility (1)	51%	64%
Weighted-average grant date fair value	$4.37	$4.28
Expected term in years (2)	5.9 years	5.9 years
Risk-free interest rate (3)	2.46%	4.58%
Expected annual dividend yield (4)	1.13%	1.49%

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.
(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities with a term that corresponds to the expected option term at the time of grant.
(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumption used for options granted during the period. In July 2006, the Company began paying a quarterly cash dividend of $0.03 per share of common stock. The expected annual dividend yield is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

As of March 31, 2008, the Company had approximately $2.3 million of unrecognized stock-based compensation expense related to the unvested portion of stock options that is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period. As of March 31, 2008, the Company had approximately $1.1 million of unrecognized stock-based compensation expense for RSUs related to periodic grants that is expected to be recognized over a weighted-average period of 2.4 years.

During the fourth quarter of 2007, the Company’s Board of Directors approved a change to its equity compensation program allowing the election by employees to receive 50% of their target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash, beginning with the CICP for 2008. The following table presents the RSU activity related to the 2008 CICP grants under the 2004 Long-term Incentive Plan for the three months ended March 31, 2008:

	Shares (in thousands)	Weighted- average Grant Date Fair Value	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of January 1, 2008	—	$—
Granted	70	10.21
Vested	—	—
Forfeited	—	—

Nonvested as of March 31, 2008	70	$10.21	0.95	$674
Ending vested and expected to vest as of March 31, 2008	66	$10.21	0.95	$640
Ending exercisable as of March 31, 2008	—	—	—	—

The RSUs granted in connection with the 2008 CICP will vest 100% on March 13, 2009, the CICP payout date. Vesting is contingent upon threshold funding of the CICP and continued active employment with the Company. As of March 31, 2008, the Company had

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

approximately $0.6 million of unrecognized stock-based compensation expense for RSUs related to the 2008 CICP that is expected to be recognized over a weighted-average period of approximately one year.

(e) Accrued expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2008	December 31, 2007
Accrued income taxes	$4,323	$3,625
Dividends payable	1,089	1,085
Accrued other	6,131	5,695

Balance at the end of period	$11,543	$10,405

(f) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is currently assessing the impact of the deferred portion of the pronouncement. See Note 3. Investments and Fair Value Measurements for further discussion of the impact of SFAS 157.

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

As of March 31, 2008 and December 31, 2007, the amortized cost and fair value of our marketable securities consisted of the following:

(in thousands)	As of March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Government sponsored enterprises	$39,349	$204	$(13)	$39,540
Corporate bonds	49,053	273	(173)	49,153
Municipal bonds	51,512	151	(139)	51,524
Foreign bonds	505	7	—	512

Short-term investments	$140,419	$635	$(325)	$140,729

(in thousands)	As of December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Government sponsored enterprises	$53,303	$94	$(15)	$53,382
Corporate bonds	68,539	120	(191)	68,468
Municipal bonds	909	3	—	912
Foreign bonds	507	2	—	509

Short-term investments	$123,258	$219	$(206)	$123,271

Fair Value Measurements

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s marketable securities.

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, or broker dealer quotations and matrix pricing compiled by third party pricing vendors, respectively, which are based on third party pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include government debt securities, municipal debt securities, high quality foreign debt securities, money market securities and most of the U.S. corporate debt securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include some of the municipal and corporate debt securities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value hierarchy of the Company’s marketable securities at fair value in connection with our adoption of SFAS 157 (in thousands) is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Assets:
Government debt securities	$39,540	$39,540	$—
Corporate debt securities	49,153	38,775	10,378
Municipal debt securities	51,524	13,773	37,751
Foreign debt securities	512	512	—

Total assets:	$140,729	$92,600	$48,129

4. ACQUISITION

On March 21, 2008, the Company acquired certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”). Focus provides software products to the banking industry designed to detect and prevent financial fraud and money laundering. The Company believes that the acquisition of these assets, particularly the Focus technology design, will extend the Company’s software capabilities and frameworks with respect to its anti-fraud and anti-money laundering offerings to the Company’s customers. The initial consideration for the acquisition was approximately $0.8 million in cash, including transaction costs. In addition to the initial purchase consideration, up to approximately $2.1 million of contingent consideration may be due to Focus, based on the achievement of certain performance milestones and sales targets. The contingent consideration is payable over a period of thirty months from the acquisition date. A portion of the contingent consideration may be accounted for as compensation and a portion may be accounted for as additional goodwill. As a result of the preliminary purchase price allocation, the Company recorded intangible assets of $0.8 million, consisting of $0.4 million of technology designs, $0.2 million of non-compete agreements and $0.2 million of goodwill. The technology designs and non-compete agreements are being amortized over their estimated useful life of four and five years, respectively. The Company expects to finalize the purchase price allocation by June 30, 2008.

5. COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of currency translation adjustment and available-for-sale securities valuation adjustments. The Company’s total comprehensive income is as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Comprehensive income:
Net income	$2,944	$1,020
Other comprehensive income:
Unrealized gain (loss) on investments available-for-sale (net of tax)	181	129
Foreign currency translation adjustments	83	36

Comprehensive income	$3,208	$1,185

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1.5 million reduction to January 1, 2007 retained earnings. At the adoption date of January 1, 2007, the Company had $9.7 million of unrecognized tax benefits, $3.7 million of which would affect the Company’s effective tax rate if recognized. There were no material changes to the amount of unrecognized tax benefits during the year ended December 31, 2007 or in the first quarter of 2008. The Company does not expect the changes in the unrecognized tax benefits within the next twelve months to be material. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

We encourage you to carefully review the risk factors we have identified in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007. We believe these risk factors could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

We develop and license rules-based business process management (“BPM”) software and provide professional services, maintenance, and training related to our software. We focus our sales efforts on target accounts, which are companies or divisions within companies, and are typically large organizations that are among the leaders in their industry. Our strategy is generally to sell limited size initial licenses to these target accounts rather than to sell large application licenses, with the goal to generate follow-on sales. This strategy allows our customers to quickly realize business value from our software and reduces their initial investment.

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

Our license revenue from new license signings is primarily derived from our PegaRULES Process Commander (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks are built on the capabilities of PRPC and are purpose- or industry -specific collections of best practice functionality to allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. These products often require less implementation assistance than prior generations of our software products. In many cases this has resulted in a shorter sales process and implementation period. PRPC and related solution frameworks can be used more broadly by customers within our traditional financial services, insurance and healthcare markets, as well as by a broader range of customers within other markets, such as life sciences and government. We license our software to new customers pursuant to perpetual and term license agreements, depending on customer circumstances.

Our revenue historically has fluctuated quarter to quarter and has generally been higher in the second half of the year.

Our revenue is derived from software licenses, maintenance fees related to our software licenses and professional services. Revenue from software licenses includes perpetual and term license revenue and subscription revenue. As of January 1, 2008, we expanded the presentation of the services revenue and the associated cost of services lines in the condensed consolidated statements of income to separately disclose the amounts related to maintenance and professional services. Maintenance revenue is a significant portion of our total revenue and is directly attributable to the installed base of our software licenses. Professional services revenue includes revenue from consulting services and training. We believe separate disclosure of the maintenance revenue and the associated direct costs is meaningful to investors and provides an important measure of our business performance. Previously reported amounts have been expanded to conform to the current year presentation and have no impact on previously reported total revenue, total cost of revenue or net income.

Critical accounting policies and estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition,

•	Allowance for doubtful accounts and allowance for credit memos,

•	Stock-based compensation, and

•	Accounting for income taxes.

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

(dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
Total revenue	$48,478	$37,489	$10,989	29%
Gross profit	28,926	21,925	7,001	32%
Total operating expenses	26,760	22,169	4,591	21%
Income before provision for income taxes	$4,177	$1,557	$2,620	168%

The increase in total revenue in the first quarter of 2008 compared to the first quarter of 2007 consisted of a $5.4 million increase in license revenue, a $1.9 million increase in maintenance revenue and a $3.7 million increase in professional services revenue. These increases are generally attributed to an increase in the overall demand for our software products and related services.

Both license and maintenance revenue have higher gross margins than professional services. Therefore, the increase in gross profit during the first quarter of 2008 compared to the first quarter of 2007 was primarily the result of increases in these revenues.

Total operating expenses increased in the first quarter of 2008 compared to the first quarter of 2007 due to our continued investment in expanding the number of sales and marketing personnel and increased spending in research and development.

The increase in income before provision for income taxes was primarily due to the $7.0 million increase in our gross profit, which was partially offset by a $4.6 million increase in operating expenses as discussed above.

Revenue

(dollars in thousands)	Three Months Ended March 31,				Increase (Decrease)
	2008		2007
License revenue
Perpetual licenses	$9,910	57%	$9,378	78%	$532	6%
Term licenses	7,078	40	2,706	22	4,372	162%
Subscription	497	3	—	—	497	n/m

Total license revenue	$17,485	100%	$12,084	100%	$5,401	45%

n/m = not meaningful

The mix between perpetual and term license signings fluctuates based on customer circumstances. Our license revenue growth during the first quarter of 2008 was primarily driven by increased term license signings during the second half of 2007 as we recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid.

The aggregate value of payments for non-cancellable term licenses, which will be recognized in future periods as revenue, totaled $66.9 million as of March 31, 2008 compared to $23.9 million as of March 31, 2007, and includes $14.8 million of term license payments that we expect to recognize as revenue during the remainder of 2008. We expect our term license revenue for the remainder of 2008 could be higher than $14.8 million as we anticipate the completion of additional term license agreements in 2008. See the table of expected cash receipts from these term licenses on page 19 for an analysis of future cash receipts by year.

The value and number of license signings decreased in the first quarter of 2008 compared to the fourth quarter of 2007. This is consistent with prior years where license signings have been higher in the second half of the year compared to the first half.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the economic life or term of the arrangement.

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
Maintenance revenue
Maintenance	$8,899	$7,021	$1,878	27%

The increase in maintenance revenue in the first quarter of 2008 compared to the first quarter of 2007 was the result of the continued increase in the installed base of our software.

(Dollars in thousands)	Three Months Ended March 31,				Increase (Decrease)
	2008		2007
Professional services revenue
Consulting services	$20,543	93%	$17,281	94%	$3,262	19%
Training	1,551	7	1,103	6	448	41%

Total Professional services	$22,094	100%	18,384	100%	$3,710	20%

Professional services are primarily consulting services related to new license implementations. We continue to experience increased demand for these services as our installed license base continues to grow. In response to the demand for these services, we have increased employee headcount in the professional services organization by 36% to 242 employees as of March 31, 2008 from 178 employees as of March 31, 2007. In addition to our own employees, we use subcontractors to provide these services.

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
Gross Profit
Software license	$17,485	$12,084	$5,401	45%
Maintenance	7,667	5,876	1,791	30%
Professional services	3,774	3,965	(191)	(5)%

Total gross profit	$28,926	$21,925	$7,001	32%
Maintenance gross margin	86%	84%
Professional services gross margin	17%	22%

Increases in software license gross profit are due to increases in license revenue as there are no significant associated direct costs.

The decrease in our professional services gross margin in the first quarter of 2008 compared to first quarter of 2007 was primarily due to the fact that we were unable to recognize revenue on certain professional services engagements being performed in the first quarter of 2008 for which we did not have a signed contract by March 31, 2008. We also incurred higher travel and recruiting expenses associated with the increase in the professional services headcount. We expect professional services revenue to increase. Therefore, to meet this demand, we intend to recruit, hire and train additional professional services employees and continue to utilize subcontractors.

Operating expenses

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
Selling and marketing
Selling and marketing	$14,681	$11,769	$2,912	25%
As a percent of total revenue	30%	31%
Selling and marketing headcount	169	145	24	17%

Selling and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increase in selling and marketing expenses was primarily due to increased employee related expenses associated with higher headcount in the first quarter of 2008 compared to the first quarter of 2007. Compensation and benefit expenses increased approximately $1.8 million and travel expenses increased approximately $0.5 million a result of the higher headcount.

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
Research and development
Research and development	$7,022	$6,185	$837	14%
As a percent of total revenue	14%	16%
Research and development headcount	127	105	22	21%

Research and development expenses include payroll, employee benefits, stock-based compensation expense, contracted services, and other labor-related expenses associated with research and development. The increase in research and development expenses during the first quarter of 2008 was primarily due to approximately $0.3 million of higher compensation and benefit expenses associated with the higher headcount and $0.3 million of higher offshore subcontractor expenses. We are in the process of establishing a research and development center in India. We recently received favorable Special Economic Zone (“SEZ”) tax status approval and expect our center to be operational in the second or third quarter of 2008. The associated start-up expenses have been included in general and administrative expenses until the new center is operational, at which time, the expenses associated with the new center will be included in research and development expenses.

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
General and administrative
General and administrative	$5,057	$4,215	$842	20%
As a percent of total revenue	10%	11%
General and administrative headcount	114	102	12	12%

General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, corporate governance, other administrative headcount, and accounting, legal, and other administrative fees as well as certain start-up expenses associated with our new research and development center in India. The increase is primarily due to $0.6 million of start-up expenses in 2008 associated with the establishment of our research and development center in India, higher legal fees, and salaries associated with increased headcount.

Stock-based compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), we recognize stock-based compensation expense associated with equity awards in our consolidated statements of income based on the fair value of these awards at the date of grant. The following table summarizes stock-based compensation expense included in our consolidated statements of income:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except per share amounts)	2008	2007
Stock-based compensation expense:
Cost of revenue	$204	$162	$42	26%
Selling and marketing	160	103	57	55%
Research and development	85	40	45	113%
General and administrative	154	91	63	69%

Total stock-based compensation before tax	$603	$396	$207	52%
Income tax benefit	(219)	(104)

Net stock-based compensation expense	$384	$292

Effect on earnings per share:
Basic	$(0.01)	$(0.01)
Diluted		Less than
	$(0.01)	$(0.01)

As of March 31, 2008, we had approximately $2.3 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options that is expected to be recognized over a weighted-average period of approximately 2.0 years. As of March 31, 2008, we had approximately $1.1 million of unrecognized stock-based compensation expense related to periodic grants of restricted stock units (“RSUs”) that is expected to be recognized over a weighted-average period of 2.4 years and $0.6 million of unrecognized stock-based compensation expense for RSUs granted in connection with our 2008 Corporate Incentive Compensation Plan that is expected to be recognized over a weighted-average period of approximately one year.

Interest income, Other income and Income taxes

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
Installment receivable interest income	$75	$276	$(201)	(73)%
Other interest income, net	1,655	1,545	110	7%
Other income (expense), net	281	(20)	301	n/m

Interest income and other	$2,011	$1,801	$210	12%

n/m = not meaningful

The increase in interest income was primarily due to larger balances of cash and investments, partially offset by the decrease in interest rates and an expected reduction in interest income from installment receivables reflecting the declining balance of term licenses on which revenue had been recognized in advance of payments.

Other income (expense), net, consists primarily of currency exchange gains and losses and realized gains and losses on the sale of our investments.

Provision for income taxes

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. In the first quarter of 2008, we recorded a $1.2 million provision compared to a provision of $0.5 million in the first quarter of 2007, which resulted in an effective tax rate of 29.5% in the first quarter of 2008 compared to 34.4% in the first quarter of 2007. The decrease in the effective tax rate was due primarily to changes in the geographic mix of income. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate.

We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recorded the cumulative effect of applying the provisions of FIN 48 and recorded a $1.5 million reduction to our January 1, 2007 retained earnings. As of March 31, 2008, the amount of unrecognized tax benefits totaled approximately $10.1 million, of which $4.3 million, if recognized would impact our effective tax rate. We do not expect the changes in the unrecognized benefits within the next twelve months to be material.

Liquidity and capital resources

(in thousands)
	Three Months Ended March 31,
	2008	2007
Cash flows provided by (used in)
Operating activities	$13,925	$6,992
Investing activities	(18,522)	(8,143)
Financing activities	(2,113)	(685)
Effect of exchange rate on cash	134	46

Net decrease in cash and cash equivalents	$(6,576)	$(1,790)

	As of March 31, 2008	As of December 31, 2007
Cash and cash equivalents	$20,134	$26,710
Short-term investments	140,729	123,271

Total cash and cash equivalents and short-term investments	$160,863	$149,981

We have funded our operations primarily from cash flows provided by operations. As of March 31, 2008, we had cash, cash equivalents and short-term investments of $160.9 million, a $10.9 million increase from $150.0 million as of December 31, 2007. This increase was primarily due to $13.9 million of cash flow provided by operations, partially offset by $2.2 million used to repurchase shares of our common stock and $1.1 million used for dividend payments to our shareholders.

Working capital was $160.5 million as of March 31, 2008 compared to $159.5 million as of December 31, 2007. The increase in working capital was primarily due to a $10.9 million increase in cash and short-term investments and a $5.2 million decrease in accrued compensation expense, partially offset by a $10.4 million decrease in trade account receivable and a $8.7 million increase in our deferred revenue. The increase in deferred revenue is a result of increased billings due to growth in our business. Accounts receivable decreased due to significant collections during the first quarter of 2008. Accrued compensation expenses decreased as amounts accrued at December 31, 2007 associated with our Corporate Incentive Compensation Plan were paid in the first quarter of 2008.

Cash flows provided by operating activities

Cash flows provided by operating activities during the first quarter of 2008 increased to $13.9 million compared to $7.0 million in the first quarter of 2007. The primary components of cash flows provided by operations during the first quarter of 2008 were $2.9 million of net income, a $10.4 million decrease in accounts receivable, and a $8.7 million increase in deferred revenue, partially offset by a $7.0 million decrease in accounts payable and accrued expenses.

Cash flows used in investing activities

Net cash flows used in investing activities during the first quarter of 2008 and 2007 was primarily for purchases of marketable debt securities of $82.8 million and $25.2 million, respectively, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $23.1 million and $17.8 million, respectively.

In March 2008, we invested approximately $0.8 million to acquire certain assets of privately held Focus Technology Group, Inc. and a related entity, (collectively “Focus”), a software company that provides anti-fraud and anti-money laundering offerings to the banking industry. In addition to the initial purchase consideration, maximum contingent consideration of approximately $2.1 million in cash is due to Focus upon the achievement of certain performance milestones and sales targets to be paid over a period of thirty months from the acquisition date.

Cash flows used in financing activities

Net cash flows used in financing activities during the first quarter of 2008 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved three stock repurchase programs that authorized us to repurchase in the aggregate up to $45.0 million of our common stock. Purchases under these programs were made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first quarter of 2008 and 2007:

(Dollars in thousands)	2008		2007
	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$1,210		$6,872
Authorizations		15,000		—
Repurchases paid	214,714	(2,201)		—
Repurchases unsettled	14,700	(140)		—

Authorization remaining as of March 31,		$13,869		$6,872

Between January 1, 2008 and March 31, 2008, we repurchased approximately 229,000 shares of our common stock for approximately $2.3 million, including approximately $0.1 million of repurchases that settled in April 2008. These share repurchases partially offset the shares issued and proceeds received under our various share-based compensation plans in the first quarter of 2008. Under these share-based compensation plans, we issued 82,009 shares and 58,895 shares and received proceeds of $0.5 million and $0.4 million during the first quarter of 2008 and 2007, respectively. During the first quarter of 2007, we did not repurchase any shares of our common stock.

On May 30, 2006, our Board of Directors approved a quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared $0.03 per share for the first quarter of 2008 and 2007, respectively, and paid cash dividends of $1.1 million in both the first quarter of 2008 and 2007, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter; however, the Board of Directors may terminate or modify this dividend program at any time without notice.

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

The following table summarizes the cash receipts due in connection with our existing term license agreements:

Year ended December 31, (in thousands)	Installment payments for term licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)
Remainder of 2008	$19,969	$14,800
2009	3,614	19,541
2010	2,842	14,377
2011	2,190	11,735
2012	1,267	6,479

Total	29,882	$66,932

Unearned installment interest income	(1,396)

Total license installments receivable, net	$28,486

(1)	These amounts have previously been recognized as license revenue, net of unearned installment interest income and consist of approximately $20.9 million of short-term license installments and approximately $7.5 million of long-term license installments included in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2008. For these agreements, we recognized the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met.
(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

Fair Value Inputs

We adopted SFAS 157 on January 1, 2008. See Note 2(f) Recently Issued Accounting Pronouncements and Note 3. Investments and Fair Value Measurements in the notes to the unaudited condensed consolidated financial statements for further discussion. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized gains or losses on investment is a significant component to our consolidated results of operations.

We value our cash equivalents and investment instruments by using quoted market prices and broker or dealer quotations which are based on third party pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include government debt securities, municipal debt securities, high quality foreign debt securities, money market securities and most of the corporate debt securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in markets that are not active include some of the municipal and corporate debt securities. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management may assess the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. We are currently assessing the impact of the deferred portion of the pronouncement. See Note 3. Investments and Fair Value Measurements in the notes to the unaudited condensed consolidated financial statements for further discussion on the impact of SFAS 157.

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

Significant customers

The following table summarizes our concentration of credit risk associated with customers accounting for more than 10% of our total revenue, outstanding trade receivables and long and short-term license installments:

	Three Months Ended March 31,
	2008	2007
Total Revenue
Customer A	10%	—
Customer B	—	10%
Trade Receivables
Customer C	11%	—
Customer D	—	13%
Long and short-term license installments
Customer A	36%	—
Customer E	14%	15%

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

Foreign currency exposure

We derived approximately 40% and 26% of our total revenue from sales to customers based outside of the U.S. during the first quarter of 2008 and 2007, respectively. Our international sales may be denominated in U.S. dollars or foreign currencies depending on the customer and transaction. However, the operating expenses of our foreign operations are primarily denominated in foreign currencies. To the extent the international sales are also denominated in the foreign currency, our foreign currency exposure is largely offset. An increase in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Most of our transactions with customers are invoiced from our offices in the U.S. For those transactions that are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in foreign currencies. In addition, our U.S. operating company holds cash and investments in foreign currencies in order to support our foreign operations. Our functional currency is the U.S. dollar, therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in other income (expense), net in our consolidated statements of income. We had net assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of approximately $33.0 million as of March 31, 2008. As of March 31, 2008, a ten percent change in foreign currency exchange rates would have changed the carrying value of our net assets by approximately $3.3 million as of that date with a corresponding currency gain (loss) recognized in our consolidated statement of income.

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and our investments in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of our total license installment receivables was $28.5 million as of March 31, 2008, and reflects the weighted-average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $0.5 million as of March 31, 2008.

We invest primarily in government sponsored enterprises and corporate bonds that are fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $3.7 million as of March 31, 2008. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale and as such, unrealized gains and losses, net of tax effect, are recorded in accumulated other comprehensive income in our accompanying consolidated balance sheets. However, when the investments are sold, the unrealized gains and losses are recorded as realized gains and losses and included in net income in the accompanying consolidated statements of income.

We analyze our investments for impairments on an ongoing basis. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. As of March 31, 2008, we held investments that had aggregate gross unrealized losses of approximately $0.3 million. All such securities have been in an unrealized loss position for less than 12 months. We believe that the impairments to these investments are not other-than-temporary at this time as these securities are all highly rated investments which have been subject to routine market changes that have not been significant to date and we have the ability and intent to hold these investments for a period of time sufficient to allow for the anticipated market recovery.

As of March 31, 2008, we did not directly hold any auction-rate securities or mortgage-backed securities. As a result, any investment exposure related to the recent sub-prime mortgage crisis is indirect and limited to our investments in corporate bonds of financial institutions that could be impacted by the sub-prime mortgage crisis. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed in Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2007, our management identified a material weakness in the Company’s internal control over financial reporting related to inadequate and ineffective controls over the accounting for certain complex software revenue recognition transactions. As described below, management has taken significant steps to remediate this material weakness, however, as of March 31, 2008, our management has concluded that the controls over the accounting for certain complex software revenue recognition transactions were not effective as of March 31, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting.

We implemented changes in our internal control over financial reporting with respect to our material weakness in accounting for certain complex software revenue recognition transactions described below. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Ongoing Remediation Plan—Complex Software Revenue Recognition Transactions

Management has been addressing the remaining material weakness related to accounting for certain complex software revenue recognition transactions and is committed to effectively remediating this weakness. We have assessed the expertise of our staff responsible for revenue recognition and we have addressed any identified deficiencies. We continue to improve our ability to identify when customer contracts contain non-standard terms. We also continue to improve our research protocol so that we more fully understand the applicable accounting for such terms and we added additional reviews of these arrangements by individuals with revenue recognition expertise. We believe we are taking the steps necessary to remediate this material weakness and will continue to review, revise and improve the effectiveness of our internal controls as appropriate. Although we have made enhancements to our control procedures in this area, this material weakness will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The following risk factor represents a material change in our risk factors and should be considered in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

There is increased and continued credit market turmoil that may impact our sales to our financial services customers. There is continued volatility in the credit markets. Many financial services institutions have recorded significant write-offs on their financial statements to reflect the reduced value of their portfolios of sub-prime mortgage loans and/or securities derived from these loans. As a result of the write-offs, financial institutions are reporting significant net losses and are seeking additional investments to increase their financial liquidity. These current market conditions could impact the ability and willingness of our financial services customers to make investments in technology, which may delay or reduce the amount of purchases of our software and professional services.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1) (2)
1/1/08-1/31/08	114,208	$10.59	114,208	$—
2/1/08-2/29/08	—	—	—	—
3/1/08-3/31/08	115,206	9.82	115,206	13,869

Total	229,414	$10.20

(1)	On June 4, 2007, we publicly announced that our Board of Directors approved a $10.0 million stock repurchase program beginning July 1, 2007 and ending June 30, 2008 (the “Third Program”). Under the Third Program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the Third Program may be made from time to time on the open market or in privately negotiated transactions. We completed the $10.0 million authorization of stock repurchases during the first quarter of 2008.

(2)	On February 14, 2008, we publicly announced that our Board of Directors authorized an expansion of the Third Program. Under this expansion, an additional $15.0 million in repurchases of the Company’s common stock was approved, over and above the initial $10.0 million authorization, and the expiration date was extended to December 31, 2008. This expansion became effective on March 10, 2008, which was the second trading day following the release of the Company’s financial results for the fourth quarter and full year 2007.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: May 8, 2008	By:	/s/ Alan Trefler
Alan Trefler
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 8, 2008	By:	/s/ Craig Dynes
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer and principal accounting officer)

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