Form 10-Q
period 2008-06-30
PEGASYSTEMS INC
filed 2008-08-07
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

There were 36,298,213 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 25, 2008.

PEGASYSTEMS INC.

Part I—Financial Information:

Item 1.    Financial Statements

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,386	$26,710
Short-term investments	147,457	123,271

Total cash, cash equivalents and short-term investments	176,843	149,981
Trade accounts receivable, net of allowances of $1,997 and $1,351	31,505	45,922
Short-term license installments	9,762	19,183
Other current assets	8,016	7,240

Total current assets	226,126	222,326

Long-term license installments, net	7,011	8,267
Property and equipment, net	4,143	4,182
Long-term deferred income taxes and other assets	8,260	6,599
Goodwill	2,141	1,933

Total assets	$247,681	$243,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,227	$5,670
Accrued expenses	9,406	10,405
Accrued compensation and related expenses	10,655	13,526
Deferred revenue	40,262	33,178

Total current liabilities	61,550	62,779

Income taxes payable	5,597	5,185
Other long-term liabilities	2,243	2,399

Total liabilities	69,390	70,363

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares outstanding	—	—
Common stock, 70,000 shares authorized; 36,330 and 36,192 shares outstanding	363	362
Additional paid-in capital	125,180	123,401
Retained earnings	50,929	47,321
Accumulated other comprehensive income	1,819	1,860

Total stockholders’ equity	178,291	172,944

Total liabilities and stockholders’ equity	$247,681	$243,307

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Software license	$15,819	$10,344	$33,304	$22,428
Maintenance	10,083	7,380	18,982	14,401
Professional services	25,217	17,939	47,311	36,323

Total revenue	51,119	35,663	99,597	73,152

Cost of revenue:
Cost of software license	34	—	34	—
Cost of maintenance	1,320	1,152	2,552	2,297
Cost of professional services	19,419	13,168	37,739	27,587

Total cost of revenue	20,773	14,320	40,325	29,884

Gross profit	30,346	21,343	59,272	43,268

Operating expenses:
Selling and marketing	14,657	11,647	29,338	23,416
Research and development	7,874	6,380	14,896	12,565
General and administrative	5,231	4,255	10,288	8,470

Total operating expenses	27,762	22,282	54,522	44,451

Income (loss) from operations	2,584	(939)	4,750	(1,183)

Installment receivable interest income	78	282	153	558
Other interest income, net	1,298	1,639	2,953	3,184
Other income, net	69	98	350	78

Income before provision for income taxes	4,029	1,080	8,206	2,637

Provision for income taxes	1,177	433	2,410	970

Net income	$2,852	$647	$5,796	$1,667

Earnings per share, basic	$0.08	$0.02	$0.16	$0.05

Earnings per share, diluted	$0.08	$0.02	$0.15	$0.04

Weighted average number of common shares outstanding, basic	36,264	35,670	36,144	35,510
Weighted average number of common shares outstanding, diluted	37,801	38,017	37,448	37,822

Dividends per share	$0.03	$0.03	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,796	$1,667
Adjustment to reconcile net income to cash flows provided by operating activities:
Excess tax benefits from stock options	(1,717)	(1,180)
Deferred income taxes	(844)	808
Depreciation, amortization, and other non-cash items	1,429	1,192
Stock-based compensation expense	1,723	696
Change in operating assets and liabilities:
Trade accounts receivable	14,417	(3,140)
License installments	10,677	12,015
Other current assets	(539)	783
Accounts payable and accrued expenses	(7,699)	(7,285)
Deferred revenue	7,084	4,880
Other long-term assets and liabilities	140	883

Cash flows provided by operating activities	30,467	11,319

Cash flows from investing activities:
Purchase of investments	(145,310)	(53,480)
Matured and called investments	46,980	27,900
Sale of investments	73,224	—
Payments for acquisition	(798)	—
Investment in software, equipment and improvements	(977)	(1,504)

Cash flows used in investing activities	(26,881)	(27,084)

Cash flows from financing activities:
Payments under capital lease obligation	—	(54)
Proceeds from issuance of common stock for share-based compensation plans	4,847	6,093
Excess tax benefits from stock options	1,717	1,180
Dividend payments to shareholders	(2,174)	(2,120)
Repurchase of common stock	(5,423)	(914)

Cash flows (used in) provided by financing activities	(1,033)	4,185

Effect of exchange rate on cash and cash equivalents	123	303

Net increase (decrease) in cash and cash equivalents	2,676	(11,277)
Cash and cash equivalents, beginning of period	26,710	26,008

Cash and cash equivalents, end of period	$29,386	$14,731

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$1
Income taxes	$3,749	$1,053
Non-cash financing activity:
Dividends payable	$1,099	$1,088
Repurchases of common stock unsettled	$870	$—

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company’s revenue is derived from software licenses, maintenance fees related to the Company’s software licenses, and professional services. Revenue from software licenses includes perpetual and term license revenue and subscription revenue. As of January 1, 2008, the Company expanded the presentation of the services revenue and the associated cost of services lines in the condensed consolidated statements of income to separately disclose the amounts related to maintenance and professional services. Maintenance revenue is a significant portion of the Company’s total revenue and is directly attributable to its installed base of software licenses. Professional services revenue includes revenue from consulting services and training. The Company believes separate disclosure of the maintenance revenue and the associated direct costs is meaningful to investors and provides an important measure of the Company’s business performance. Previously reported amounts have been expanded to conform to the current year presentation and have no impact on previously reported total revenue, total cost of revenue or net income.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157 ) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of the deferred portion of the pronouncement. See Note 3 Investments and Fair Value Measurements for further discussion of the impact of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The Company was required to adopt SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, the Company will adopt this statement on January 1, 2009. The Company is evaluating the effect SFAS 141(R) will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to interim auditing standards AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is in the process of determining the potential impact of this standard on its consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $31.5 million and $45.9 million as of June 30, 2008 and December 31, 2007, respectively. Trade accounts receivable includes $6.5 million and $4.1 million for services earned under time and material arrangements that had not been invoiced as of June 30, 2008 and December 31, 2007, respectively.

The Company’s allowances include the allowance for doubtful accounts and the allowance for sales credit memos.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

As of June 30, 2008 and December 31, 2007, the amortized cost and fair value of the Company’s marketable securities consisted of the following:

	As of June 30, 2008
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Government sponsored enterprises	$35,051	$51	$(50)	$35,052
Corporate bonds	14,182	57	(4)	14,235
Municipal bonds	98,550	94	(474)	98,170

Short-term investments	$147,783	$202	$(528)	$147,457

	As of December 31, 2007
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Government sponsored enterprises	$53,303	$94	$(15)	$53,382
Corporate bonds	68,539	120	(191)	68,468
Municipal bonds	909	3	—	912
Foreign bonds	507	2	—	509

Short-term investments	$123,258	$219	$(206)	$123,271

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

The Company’s investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, or broker dealer quotations and matrix pricing compiled by third party pricing vendors, respectively, which are based on third party pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include government debt securities, municipal debt securities, money market securities and most of the U.S. corporate debt securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include some of the municipal and corporate debt securities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value hierarchy of the Company’s marketable securities at fair value in connection with our adoption of SFAS 157 is as follows:

	June 30, 2008	Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Short-term investments:
Government debt securities	$35,052	$20,016	$15,036
Corporate debt securities	14,235	12,735	1,500
Municipal debt securities	98,170	20,374	77,796

Total short-term investments:	$147,457	$53,125	$94,332

4. ACQUISITION

On March 21, 2008, the Company acquired certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”). Focus provides software products to the banking industry designed to detect and prevent financial fraud and money laundering. The Company believes that the acquisition of these assets, particularly the Focus technology design, will extend the Company’s software capabilities and frameworks with respect to its anti-fraud and anti-money laundering offerings to the Company’s customers. The initial consideration for the acquisition was approximately $0.8 million in cash, including transaction costs. In addition to the initial purchase consideration, up to approximately $2.1 million of contingent consideration may be due to Focus, based on the achievement of certain performance milestones and sales targets. The contingent consideration is payable over a period of 30 months from the acquisition date. A majority of the contingent consideration will be accounted for as compensation, if earned. As a result of the purchase price allocation, the Company recorded intangible assets of $0.8 million, consisting of $0.5 million of technology designs, $0.1 million of non-compete agreements and $0.2 million of goodwill. The technology designs and non-compete agreements are being amortized over their estimated useful lives of four and five years, respectively.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	June 30, 2008	December 31, 2007
Accrued other taxes	$2,115	$1,969
Dividends payable	1,099	1,085
Accrued income taxes	1,086	3,625
Repurchases of common stock unsettled	870	569
Accrued other	4,236	3,157

Balance at the end of period	$9,406	$10,405

6. COMMITMENTS AND CONTINGENCIES

As of June 30, 2008, the Company had material commitments for contractor services and payments under operating leases. The Company’s principal administrative, sales, marketing, support, and research and development operations are located in an approximate 100,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to the Company’s option to extend for two additional five-year periods. The Company also leases space for its other offices in the U.S., Canada, Australia, France, the Netherlands and the United Kingdom. These leases expire at various dates through 2010. During the second quarter of 2008, the Company entered into an agreement to lease office space in India for five years that expires in 2013. In July 2008, the Company entered into an amendment to its lease of the Cambridge, Massachusetts facility for an additional 4,600 square feet and approximately an additional $0.2 million in rent expense per year for five years.

Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases and tenant improvement incentives. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008, the Company’s known contractual obligations were as follows:

	Total (2)	Payment due by period
Contractual obligations: (in thousands)		Remainder of 2008	2009 & 20010	2011 & 2012	2013 and after	Other (2)
Purchase commitments (1)	$5,307	$3,808	$1,499	$—	$—	$—
FIN 48 liability (2)	10,118	—	—	—	—	10,118
Operating lease obligations (3)	21,607	2,289	8,810	9,009	1,499	—

Total	$37,032	$6,097	$10,309	$9,009	$1,499	$10,118

(1)	Relates to commitments for contractor services, of which approximately $4.5 million relates to one vendor agreement.
(2)	Total contractual obligations include the Company’s liability for unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) of approximately $10.1 million, but the Company is unable to reasonably estimate the timing in individual years beyond the next 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(3)	Includes deferred rent of approximately $0.3 million included in accrued expenses and approximately $1.7 million in other long-term liabilities.

7. COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of currency translation adjustments and available-for-sale securities valuation adjustments. The Company’s total comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Comprehensive income:
Net income	$2,852	$647	$5,796	$1,667
Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(391)	(105)	(210)	24
Foreign currency translation adjustments	86	227	169	263

Comprehensive income	$2,547	$769	$5,755	$1,954

8. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires all share-based payments be recognized as expense based on their fair values at the grant date over the requisite service period, which is generally four or five years. Stock-based compensation expense is recognized under the ratable method, which treats each vesting tranche as if it were an individual grant, and is adjusted each period for anticipated forfeitures. The Company periodically grants stock options and restricted stock units (“RSUs”) for a fixed number of shares to employees and non-employee Directors. For the six months ended June 30, 2008, the Company issued approximately 672,000 shares from option exercises, approximately 22,000 shares to the non-employee Directors and approximately 13,000 shares under the 2006 Employee Stock Purchase Plan. As of June 30, 2008, there were approximately 2,845,000 shares available for future issuance under the Company’s stock plans.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock-based compensation as reflected in the Company’s unaudited condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Stock-based compensation expense:
Cost of revenue	$261	$107	$465	$269
Selling and marketing	208	108	368	210
Research and development	154	30	239	71
General and administrative	497	55	651	146

Total stock-based compensation before tax	1,120	300	1,723	696
Income tax benefit	(307)	(95)	(526)	(199)

Net stock-based compensation expense	$813	$205	$1,197	$497

Stock Options

The fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following weighted- average assumptions:

	Three Months Ended June 30,
	2008	2007
Expected volatility (1)	48%	58%
Weighted-average grant date fair value	$5.22	$4.89
Expected term in years (2)	5.9	5.9
Risk-free interest rate (3)	3.34%	4.96%
Expected annual dividend yield (4)	1.11%	1.43%

	Six Months Ended June 30,
	2008	2007
Expected volatility (1)	50%	62%
Weighted-average grant date fair value	$4.68	$4.52
Expected term in years (2)	5.9	5.9
Risk-free interest rate (3)	2.78%	4.71%
Expected annual dividend yield (4)	1.12%	1.47%

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.
(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities with a term that corresponds to the expected option term at the time of grant.
(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumption used for options granted during the period. In July 2006, the Company began paying a quarterly cash dividend of $0.03 per share of common stock. The expected annual dividend yield is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

Beginning in December 2007, the Company began issuing options that allow for the settlement of vested stock options on a net share basis (“net settled stock options”), instead of settlement with a cash payment (“cash settled stock options”). With net settled stock options, the employee will not surrender any cash or shares upon exercise. Rather, the Company will withhold the number of shares to cover the option

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the fair value of the shares at the exercise date. The settlement of vested stock options on a net share basis will result in fewer shares issued by the Company. In 2008, the Company began offering certain employees the opportunity to modify and convert certain outstanding cash settled stock options to net settled stock options. These modifications did not result in any additional compensation expense.

The following table summarizes the combined stock option activity under the Company’s stock option plans for the six months ended June 30, 2008:

	Cash settled options (in thousands)	Net settled options (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of January 1, 2008	6,828	408	$8.57	5.06	$30,028
Granted	—	256	10.34
Modified (cash settled to net settled)	(2,138)	2,138	7.67
Exercised	(648)	(88)	7.33
Cancelled	(78)	(16)	10.16
Outstanding as of June 30, 2008	3,964	2,698	$8.75	4.89	$36,129
Weighted-average exercise price, as of June 30, 2008	$8.89	$8.55

Ending vested and expected to vest as of June 30, 2008	3,718	2,414	$8.63	4.55	$34,326
Weighted-average exercise price of options vested and expected to vest, as of June 30, 2008	$8.89	$8.24

Ending exercisable as of June 30, 2008	3,468	2,035	$8.44	4.05	$32,307
Weighted-average exercise price of options exercisable, as of June 30, 2008	$8.89	$7.67

As of June 30, 2008, the Company had approximately $2.2 million of unrecognized stock-based compensation expense related to the unvested portion of stock options that is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period. As of June 30, 2008, the Company had approximately $0.9 million of unrecognized stock-based compensation expense for RSUs related to periodic grants that is expected to be recognized over a weighted-average period of 2.2 years.

During the fourth quarter of 2007, the Company’s Board of Directors approved a change to its equity compensation program allowing the election by employees to receive 50% of their target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash, beginning with the CICP for 2008. The following table presents the RSU activity related to the 2008 CICP grants under the 2004 Long-term Incentive Plan for the six months ended June 30, 2008:

	Shares (in thousands)	Weighted- average Grant Date Fair Value	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of January 1, 2008	—	$—
Granted	70	10.21
Vested	—	—
Forfeited	—	—

Nonvested as of June 30, 2008	70	$10.21	0.70	$945
Ending vested and expected to vest as of June 30, 2008	56	$10.21	0.70	$756
Ending exercisable as of June 30, 2008	—	—	—	—

The RSUs granted in connection with the 2008 CICP will vest 100% on March 13, 2009, the CICP payout date. Vesting is contingent upon threshold funding of the CICP and continued active employment with the Company. As of June 30, 2008, the Company had approximately $0.5 million of unrecognized stock-based compensation expense for RSUs related to the 2008 CICP that is expected to be recognized over a weighted-average period of approximately 0.7 years.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, RSUs, and warrants, using the treasury stock method and the average market price of our common stock during the applicable period. Certain shares related to some of our outstanding stock options, RSUs, and warrants were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Basic
Net income	$2,852	$647	$5,796	$1,667

Weighted average common shares outstanding	36,264	35,670	36,144	35,510

Earnings per share, basic	$0.08	$0.02	$0.16	$0.05

Diluted
Net income	$2,852	$647	$5,796	$1,667

Weighted average common shares outstanding	36,264	35,670	36,144	35,510
Effect of assumed exercise of stock options, RSUs and warrants	1,537	2,347	1,304	2,312

Weighted average common shares outstanding, assuming dilution	37,801	38,017	37,448	37,822

Earnings per share, diluted	$0.08	$0.02	$0.15	$0.04

Outstanding options, RSUs, and warrants excluded as impact would be anti-dilutive	1,554	1,192	1,648	1,229

10. INCOME TAXES

There were no material changes to the amount of unrecognized tax benefits during the year ended December 31, 2007 or in the first six months of 2008. The Company does not expect the changes in the unrecognized tax benefits within the next 12 months to be material. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

11. SEGMENT REPORTING

The Company currently operates in one operating segment—rules-based business process management, or BPM, software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services. Substantially all of the Company’s assets are located within the U.S. The Company derived its revenue from the following geographic areas (sales outside the U.S. are principally through export from the U.S.):

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2008		2007		2008		2007
U.S.	$33,582	66%	$24,861	70%	$62,433	63%	$52,531	72%
United Kingdom	10,292	20%	6,392	18%	21,156	21%	11,682	16%
Other Europe	4,269	8%	1,539	4%	10,366	10%	3,032	4%

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other	2,976	6%	2,871	8%	5,642	6%	5,907	8%

	$51,119	100%	$35,663	100%	$99,597	100%	$73,152	100%

The following table summarizes the Company’s concentration of credit risk associated with customers accounting for more than 10% of the Company’s total revenue, outstanding trade receivables and short and long-term license installments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total Revenue
Customer A	13%	-	-	-
Trade Receivables			June 30, 2008	December 31, 2007
Customer A			14%	14%
Customer B			-	19%
Long and short-term license installments
Customer C			23%	15%
Customer D			12%	-
Customer E			-	24%

12. SUBSEQUENT EVENTS

In July 2008, the Company entered into an amendment to its lease of the Cambridge, Massachusetts office headquarters for an additional 4,600 square feet and approximately an additional $0.2 million in rent expense per year for five years. See Note 6 Commitments and Contingencies for further discussion.

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

Our customers typically request professional services and training to assist them in implementing our products. Almost all of our customers also purchase maintenance on our products, which includes rights to upgrades and new releases, incident resolution and technical assistance. Professional services are provided directly by us in some cases and through our network of partners in other cases. The amount of professional services provided by our partners has been increasing in recent years. By utilizing these partners, we have significantly increased the supply of skilled service consultants that can assist our customers.

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

Our revenue is derived from software licenses, maintenance fees related to our software licenses, and professional services. Revenue from software licenses includes perpetual and term license revenue and subscription revenue. As of January 1, 2008, we expanded the presentation of the services revenue and the associated cost of services lines in the condensed consolidated statements of income to separately disclose the amounts related to maintenance and professional services. Maintenance revenue is a significant portion of our total revenue and is directly attributable to the installed base of our software licenses. Professional services revenue includes revenue from consulting services and training. We believe separate disclosure of the maintenance revenue and the associated direct costs is meaningful to investors and provides an important measure of our business performance. Previously reported amounts have been expanded to conform to the current year presentation and have no impact on previously reported total revenue, total cost of revenue or net income.

Historically, our revenue has fluctuated quarter to quarter. Our operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

Critical accounting policies and estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Results of Operations

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Total revenue	$51,119	$35,663	$15,456	43%	$99,597	$73,152	$26,445	36%
Gross profit	30,346	21,343	9,003	42%	59,272	43,268	16,004	37%
Total operating expenses	27,762	22,282	5,480	25%	54,522	44,451	10,071	23%
Income before provision for income taxes	$4,029	$1,080	$2,949	273%	$8,206	$2,637	$5,569	211%

The increases in our total revenue during the second quarter and six months ended June 30, 2008 compared to the same periods in 2007 were generally attributed to an increase in the overall demand for our software products and related services. Both license and maintenance revenue have higher gross margins than professional services. Therefore, the increases in gross profit during the second quarter and six months ended June 30, 2008 compared to same periods in 2007 were primarily due to increases in these revenues.

Total operating expenses increased during the second quarter and six months ended June 30, 2008 compared to the same periods in 2007 due to our continued investment in expanding the number of sales and marketing personnel and increased spending in research and development.

The increase in income before provision for income taxes during the second quarter and six months ended June 30, 2008 was primarily due to the $9.0 million and $16.0 million increase in our gross profit, respectively, which was partially offset by a $5.5 million and $10.1 million increase in operating expenses, respectively.

Historically, our revenues have fluctuated quarter to quarter and have been higher in the second half of the year. However, due to the current uncertain and adverse economic conditions, the revenue growth rate achieved in the first half of 2008 may not be sustainable for the second half of the year.

Revenue

	Three Months Ended June 30,				Increase		Six Months Ended June 30,				Increase
(dollars in thousands)	2008		2007				2008		2007
License revenue

Perpetual licenses	$9,478	60%	$7,448	72%	$2,030	27%	$19,388	58%	$16,826	75%	$2,562	15%

Term licenses	5,261	33	2,896	28	2,365	82	12,339	37	5,602	25	6,737	120

Subscription	1,080	7	-	-	1,080	n/m	1,577	5	-	-	1,577	n/m

Total License revenue	$15,819	100%	$10,344	100%	$5,475	53%	$33,304	100%	$22,428	100%	$10,876	48%

n/m = not meaningful

The mix between perpetual and term license signings fluctuates based on customer circumstances.

The increase in license revenue during the second quarter and six months ended June 30, 2008 was primarily the result of the increase in license signings in the third and fourth quarter of 2007. Perpetual license revenue growth includes the recognition of one significant arrangement in the second quarter of 2008.

The increase in term license revenue is due to the increase in the aggregate value of payments for non-cancellable term licenses, which will be recognized in future periods as revenue. These agreements totaled $73.5 million as of June 30, 2008 compared to $26.3 million as of June 30, 2007, and include $11.2 million of term license payments that we expect to recognize as revenue during the remainder of 2008. Our term license revenue for the remainder of 2008 could be higher than $11.2 million as we anticipate the completion of additional term license agreements in 2008. See the table of expected cash receipts from these term licenses on page 21 for an analysis of future cash receipts by year.

New license signings in the second quarter of 2008 were higher than the first quarter of 2008 and higher than the second quarter of 2007.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the economic life or term of the arrangement. The increase in the second quarter of 2008 resulted from the recognition of revenue for an entire quarter for one subscription arrangement compared to the recognition for only a partial quarter in the first quarter of 2008.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Maintenance revenue
Maintenance	$10,083	$7,380	$2,703	37%	$18,982	$14,401	$4,581	32%

The increase in maintenance revenue in the second quarter and six months ended June 30, 2008 compared to the same periods in 2007 was due to the continued increase in the installed base of our software.

	Three Months Ended June 30,				Increase		Six Months Ended June 30,				Increase
(dollars in thousands)	2008		2007				2008		2007
Professional services
Consulting services	$23,866	95%	$16,983	95%	$6,883	41%	$44,409	94%	$34,264	94%	$10,145	30%
Training	1,351	5	956	5	395	41	2,902	6	2,059	6	843	41

Total Professional services	$25,217	100%	$17,939	100%	$7,278	41%	$47,311	100%	$36,323	100%	$10,988	30%

Professional services are primarily consulting services related to new license implementations. During the second quarter of 2008, an arrangement for which all of the revenue and associated direct costs were previously deferred was recognized as a result of the customer’s acceptance of the software and services. As a result, consulting services revenue for the second quarter and six months ended June 30, 2008 increased significantly compared to the second quarter and six months ended June 30, 2007. We have no other similar arrangements and, therefore, we anticipate consulting services revenue to increase at a lesser rate in the third quarter of 2008.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Gross Profit
Software license	$15,785	$10,344	$5,441	53%	$33,270	$22,428	$10,842	48%
Maintenance	8,763	6,228	2,535	41%	16,430	12,104	4,326	36%
Professional services	5,798	4,771	1,027	22%	9,572	8,736	836	10%

Total gross profit	$30,346	$21,343	$9,003	42%	$59,272	$43,268	$16,004	37%
Maintenance gross margin	87%	84%			87%	84%
Professional services gross margin	23%	27%			20%	24%

Increases in software license gross profit are due to increases in license revenue as there are no significant associated direct costs.

The decrease in our professional services gross margin in the second quarter and six months ended June 30, 2008 compared to the same periods in 2007 was primarily attributable to an increase in our allowance for sales credit memos and an increase in the value of professional services engagements we had performed as of June 30, 2008, but have not recognized as revenue, as we did not have a signed contract as of that date, compared to same period in 2007. The decrease in our professional services gross margin was also due to expenses incurred for our first world-wide professional services training meeting.

Operating expenses

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Selling and marketing
Selling and marketing	$14,657	$11,647	$3,010	26%	$29,338	$23,416	$5,922	25%
As a percent of total revenue	29%	33%			29%	32%
Selling and marketing headcount					175	146	29	20%

Selling and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increase in selling and marketing expenses during the second quarter and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to increased employee related expenses associated with higher headcount. For the second quarter of 2008, compensation and benefit expenses increased approximately $1.5 million and travel expenses increased approximately $0.5 million a result of the higher headcount compared to the same period in 2007. For the six months ended June 30, 2008, compensation and benefit expenses increased approximately $3.4 million and travel expenses increased approximately $1.0 million a result of the higher headcount compared to the same period in 2007.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Research and development
Research and development	$7,874	$6,380	$1,494	23%	$14,896	$12,565	$2,331	19%
As a percent of total revenue	15%	18%			15%	17%
Research and development headcount					140	116	24	21%

Research and development expenses include payroll, employee benefits, stock-based compensation expense, contracted services, and other labor-related expenses associated with research and development. The increase in research and development expenses during the second quarter and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to higher compensation and benefit expenses associated with higher headcount and higher offshore subcontractor expenses. The increase during the second quarter of 2008 compared to 2007 was primarily due to approximately $0.8 million of higher compensation and benefit expenses and $0.3 million of higher offshore subcontractor expenses. The increase during the six months ended June 30, 2008 compared to 2007 was primarily due to approximately $1.1 million of higher compensation and benefit expenses and $0.7 million of higher offshore subcontractor expenses. We are in the process of establishing a research and development center in India. We received favorable Special Economic Zone (“SEZ”) tax status approval from the Indian government and expect our center to be operational by the end of the third quarter of 2008. The associated start-up expenses have been included in general and administrative expenses until the new center is operational, at which time, the expenses associated with the new center will be included in research and development expenses.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
General and administrative
General and administrative	$5,231	$4,255	$976	23%	$10,288	$8,470	$1,818	21%
As a percent of total revenue	10%	12%			10%	12%
General and administrative headcount					129	108	21	19%

General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, corporate governance, other administrative headcount, and accounting, legal, and other administrative fees as well as certain start-up expenses associated with our new research and development center in India. The increase for the second quarter of 2008 compared to 2007 was primarily due to $1.2 million of higher compensation and benefits and $0.5 million of start-up expenses in 2008 associated with the establishment of our research and development center in India, partially offset by $0.8 million of lower accounting and tax fees. The increase for the six months ended June 30, 2008 compared to 2007 was primarily due to $1.5 million of higher compensation and benefits and $1.0 million of start-up expenses in 2008 associated with the establishment of our research and development center in India, partially offset by $1.2 million of lower accounting and tax fees.

Stock-based compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), we recognize stock-based compensation expense associated with equity awards in our consolidated statements of income based on the fair value of these awards at the date of grant. The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of income:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Stock-based compensation expense:
Cost of revenue	$261	$107	$154	144%	$465	$269	$196	73%
Selling and marketing	208	108	100	93%	368	210	158	75%
Research and development	154	30	124	413%	239	71	168	237%
General and administrative	497	55	442	804%	651	146	505	346%

Total stock-based compensation before tax	1,120	300	820	273%	1,723	696	1,027	148%
Income tax benefit	(307)	(95)			(526)	(199)

Net stock-based compensation expense	$813	$205			$1,197	$497

As of June 30, 2008, we had approximately $2.2 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options that is expected to be recognized over a weighted-average period of approximately 2.0 years. As of June 30, 2008, we had approximately $0.9 million of unrecognized stock-based compensation expense related to periodic grants of restricted stock units (“RSUs”) that is expected to be recognized over a weighted-average period of 2.2 years and $0.5 million of unrecognized stock-based compensation expense for RSUs granted in connection with our 2008 Corporate Incentive Compensation Plan that is expected to be recognized over a weighted-average period of approximately one year.

Interest income and Other income

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2008	2007			2008	2007
Installment receivable interest income	$78	$282	$(204)	72%	$153	$558	$(405)	73%
Other interest income, net	1,298	1,639	(341)	21%	2,953	3,184	(231)	7%
Other income, net	69	98	(29)	30%	350	78	272	349%

Interest income and other	$1,445	$2,019	$(574)	28%	$3,456	$3,820	$(364)	10%

The decrease in interest income in the second quarter and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to our investment in lower yielding tax exempt municipal bonds and the decrease in interest income from installment receivables. We expect a reduction in interest income associated with the installment receivables as a result of the declining balance of term licenses on which revenue has been recognized in advance of payments. In 2008, due to credit market turmoil and adverse changes in the economy, we have changed the mix of our investment portfolio to increase our holdings in high credit quality pre-refunded municipal bonds. These bonds are collateralized by the issuer purchasing U.S. Treasury securities structured to fund all the cash flows of the refunded municipal bonds that will mature when the issuer’s bonds mature.

Other income, net, consists primarily of currency exchange gains and losses and realized gains and losses on the sale of our investments. The increase in other income during the six months ended June 30, 2008 was due to the recognition of a foreign exchange gain on the collection of a European receivable in the first quarter of 2008.

Provision for income taxes

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the second quarter of 2008 and 2007, we recorded a $1.2 million provision and $0.4 million provision, respectively, which resulted in an effective tax rate of 29.2% and 40.1%, respectively. For the six months ended June 30, 2008 and 2007, we recorded a $2.4 million provision and $1.0 million provision, respectively, which resulted in an effective rate of 29.4% and 36.8%, respectively.

The decrease in the effective tax rate was due primarily to changes in the geographic mix of income and the increased investment in tax exempt municipal bonds. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result, we recorded the cumulative effect of applying the provisions of FIN 48 and recorded a $1.5 million reduction to our January 1, 2007 retained earnings. As of June 30, 2008, the amount of unrecognized tax benefits totaled approximately $10.1 million, of which $4.4 million, if recognized would impact our effective tax rate. We do not expect the changes in the unrecognized benefits within the next 12 months to be material.

Liquidity and capital resources

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash flows provided by (used in)
Operating activities	$30,467	$11,319
Investing activities	(26,881)	(27,084)
Financing activities	(1,033)	4,185
Effect of exchange rate on cash	123	303

Net increase (decrease) in cash and cash equivalents	$2,676	$(11,277)

	As of June 30, 2008	As of December 31, 2007
Cash and cash equivalents	$29,386	$26,710
Short-term investments	147,457	123,271

Total cash, cash equivalents and short-term investments	$176,843	$149,981

We have funded our operations primarily from cash flows provided by operations. As of June 30, 2008, we had cash, cash equivalents and short-term investments of $176.8 million, a $26.8 million increase from $150.0 million as of December 31, 2007. This increase was primarily due to $30.5 million of cash flow provided by operations.

Working capital was $164.6 million as of June 30, 2008 compared to $159.5 million as of December 31, 2007. The increase in working capital was primarily due to a $26.8 million increase in cash and short-term investments, partially offset by a $14.4 million decrease in trade accounts receivable and a $7.1 million increase in our deferred revenue. The increase in deferred revenue is primarily due to increased billings related to the growth in our business. Trade accounts receivable decreased due to significant cash collections during the first six months of 2008.

Cash flows provided by operating activities

Cash flows provided by operating activities during the first six months of 2008 increased to $30.5 million compared to $11.3 million in the first six months of 2007. The primary components of cash flows provided by operations during the first six months of 2008 were $5.8 million of net income, a $14.4 million decrease in trade accounts receivable, and a $10.7 million decrease in license installments. Our level of operating cash flows for the first six months of 2008 may not be indicative of our operating cash flows for the second half of the year.

Cash flows used in investing activities

Net cash flows used in investing activities during the first six months of 2008 and 2007 was primarily for purchases of marketable debt securities of $145.3 million and $53.5 million, respectively, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $120.2 million and $27.9 million, respectively.

In March 2008, we invested approximately $0.8 million to acquire certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively “Focus”), a software company that provides anti-fraud and anti-money laundering offerings to the banking industry. In addition to the initial purchase consideration, maximum contingent consideration of approximately $2.1 million in cash is due to Focus upon the achievement of certain performance milestones and sales targets to be paid over a period of 30 months from the acquisition date.

Cash flows (used in) provided by financing activities

Net cash flows used in financing activities during the first six months of 2008 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved three stock repurchase programs that authorized us to repurchase in the aggregate up to $45.0 million of our common stock. Purchases under these programs were made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first six months of 2008 and 2007:

	2008		2007
(dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$1,210		$6,872
Authorizations		15,000		—
Repurchases paid	503,080	(5,423)	88,245	(914)
Repurchases unsettled	65,472	(870)		—

Authorization remaining as of June 30,		$9,917		$5,958

Between January 1, 2008 and June 30, 2008, we repurchased approximately 569,000 shares of our common stock for approximately $6.3 million, including approximately $0.9 million of repurchases that settled in July 2008. These share repurchases partially offset the shares issued and proceeds received under our various share-based compensation plans in the first six months of 2008. Under these share-based compensation plans, we issued 707,024 shares and 951,188 shares and received proceeds of $4.8 million and $6.1 million during the first six months of 2008 and 2007, respectively.

On May 30, 2006, our Board of Directors approved a quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared a $0.03 per share cash dividend for each of the quarters in 2007 and in the first and second quarters of 2008. The Company paid cash dividends of $2.2 million and $2.1 million in first six months of 2008 and 2007, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter; however, the Board of Directors may terminate or modify this dividend program at any time without notice.

We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our business for at least the next 12 months. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our services business. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Contractual Obligations

As of June 30, 2008, we had material commitments for purchases of customer support and consulting services, and payments under operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in an approximate 100,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the U.S., Canada, Australia, France, the Netherlands and the United Kingdom. These leases expire at various dates through 2010. During the second quarter of 2008, the Company entered into an agreement to lease office space in India for five years that expires in 2013. In July 2008, the Company entered into an amendment to its lease of the Cambridge, Massachusetts facility for an additional 4,600 square feet and approximately an additional $0.2 million in rent expense per year for five years.

Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases and tenant improvement incentives. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities.

As of June 30, 2008, our known contractual obligations were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total (2)	Remainder of 2008	2009 & 20010	2011 & 2012	2013 and after	Other (2)
Purchase commitments (1)	$5,307	$3,808	$1,499	$—	$—	$—
FIN 48 liability (2)	10,118	—	—	—	—	10,118
Operating lease obligations (3)	21,607	2,289	8,810	9,009	1,499	—

Total	$37,032	$6,097	$10,309	$9,009	$1,499	$10,118

(1)	Relates to commitments for contractor services, of which approximately $4.5 million relates to one vendor agreement.
(2)	Total contractual obligations include our FIN 48 liability of approximately $10.1 million, but we are unable to reasonably estimate the timing in individual years beyond the next 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(3)	Includes deferred rent of approximately $0.3 million included in accrued expenses and approximately $1.7 million in other long-term liabilities.

The following table summarizes the cash receipts due in connection with our existing term license agreements:

As of June 30, (in thousands)	Installment payments for term licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)
Remainder of 2008	$8,187	$11,223
2009	3,609	22,922
2010	2,837	16,828
2011	2,190	13,562
2012	1,267	8,159
2013 and thereafter	-	848

Total	18,090	$73,542

Unearned installment interest income	(1,317)

Total license installments receivable, net	$16,773

(1)	These amounts have previously been recognized as license revenue, net of unearned installment interest income and consist of approximately $9.8 million of short-term license installments and approximately $7.0 million of long-term license installments included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2008. For these agreements, we recognized the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met.
(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

Fair Value Inputs

We adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. See Note 1 Basis of Presentation and Recent Accounting Pronouncements and Note 3 Investments and Fair Value Measurements in the notes to the unaudited condensed consolidated financial statements for further discussion. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investments, with related unrealized gains or losses on investments, is a significant component to our consolidated results of operations.

We value our investments by using quoted market prices and broker or dealer quotations which are based on third party pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include government debt securities, municipal debt securities, high quality foreign debt securities, money market securities and most of the corporate debt securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on other observable inputs include some of the municipal and corporate debt securities. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management may assess the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

Recent accounting pronouncements

See Note 1 Basis of Presentation and Recent Accounting Pronouncements in the notes to the unaudited condensed consolidated financial statements for further discussion.

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

Significant customers

The following table summarizes our concentration of credit risk associated with customers accounting for more than 10% of our total revenue, outstanding trade receivables and long and short-term license installments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total Revenue
Customer A	13%	-	-	-
Trade Receivables			June 30, 2008	December 31, 2007
Customer A			14%	14%
Customer B			-	19%
Long and short-term license installments
Customer C			23%	15%
Customer D			12%	-
Customer E			-	24%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 37% and 28% of our total revenue from sales to customers based outside of the U.S. during the first six months of 2008 and 2007, respectively. Increasingly, our international sales have become primarily denominated in foreign currencies, but may be denominated in U.S. dollars depending on the customer and transaction. However, the operating expenses of our foreign operations are primarily denominated in foreign currencies. Therefore, our foreign currency exposure is largely offset. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Most of our transactions with customers are invoiced from our offices in the U.S. For those transactions that are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in foreign currencies. In addition, our U.S. operating company holds cash and investments in foreign currencies in order to support our foreign operations. Our functional currency is the U.S. dollar, therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in other income (expense), net in our consolidated statements of income. As of June 30, 2008, we had net monetary assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of approximately $36.7 million. As of June 30, 2008, a ten percent change in foreign currency exchange rates would have changed the carrying value of our net assets by approximately $3.7 million as of that date with a corresponding currency gain (loss) recognized in our consolidated statement of income.

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and our investments in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. We believe that at current market interest rates, the fair value of license installments receivable approximates the carrying value as reported on our balance sheets. However, there can be no assurance that the fair market value will approximate the carrying value in the future. Factors such as increasing interest rates can reduce the fair market value of the license installments receivable. Changes in market rates do not affect net earnings as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of our total license installment receivables was $16.8 million as of June 30, 2008, and reflects the weighted-average of historic discount rates used to record each term license arrangement. The average rate changes with market rates as new license installments receivable are added to the portfolio, which mitigates exposure to market interest rate risk. A 200 basis point increase in market interest rates would have decreased the fair value of our license installments receivable by approximately $0.4 million as of June 30, 2008.

We invest primarily in tax exempt municipal bonds, government sponsored enterprises and corporate bonds that are fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $3.6 million as of June 30, 2008. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale and as such, unrealized gains and losses, net of tax effect, are recorded in accumulated other comprehensive income in our accompanying consolidated balance sheets. However, when the investments are sold, the unrealized gains and losses are recorded as realized gains and losses and included in net income in the accompanying consolidated statements of income.

We analyze our investments for impairments on an ongoing basis. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. As of June 30, 2008, we held investments that had aggregate gross unrealized losses of approximately $0.5 million. All such securities have been in an unrealized loss position for less than 12 months. We believe that the impairments to these investments are not other-than-temporary at this time as these securities are all highly rated investments which have been subject to routine market changes that have not been significant to date and we have the ability and intent to hold these investments for a period of time sufficient to allow for the anticipated market recovery.

As of June 30, 2008, we did not directly hold any auction-rate securities or mortgage-backed securities. As a result, any investment exposure related to the recent sub-prime mortgage crisis is indirect and limited to our investments in corporate bonds of financial institutions that could be impacted by the sub-prime mortgage crisis. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our short-term investments.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed in Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2007, our management identified a material weakness in the Company’s internal control over financial reporting related to inadequate and ineffective controls over the accounting for certain complex software revenue recognition transactions. As described below, management has taken significant steps to remediate this material weakness, however, as of June 30, 2008, our management has concluded that the controls over the accounting for certain complex software revenue recognition transactions were not effective as of June 30, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

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

(b) Changes in Internal Control over Financial Reporting.

We implemented changes in our internal control over financial reporting with respect to our material weakness in accounting for certain complex software revenue recognition transactions described below. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Ongoing Remediation Plan—Complex Software Revenue Recognition Transactions

Management has been addressing the remaining material weakness related to accounting for certain complex software revenue recognition transactions and is committed to effectively remediating this weakness. As part of this remediation, we have assessed our revenue processes to re-evaluate our control procedures, enhanced the level of technical expertise of our third-party review, and assessed the expertise of our staff responsible for revenue recognition and addressed any identified deficiencies. We continue to improve our ability to identify when customer contracts contain non-standard terms. We also continue to improve our research protocol so that we more fully understand the applicable accounting for such terms and we added additional reviews of these arrangements by individuals with revenue recognition expertise. We believe we are taking the steps necessary to remediate this material weakness and will continue to review, revise and improve the effectiveness of our internal controls as appropriate. Although we have made enhancements to our control procedures in this area, this material weakness will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.

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

The increased and continued credit market turmoil and adverse changes in the global economy may negatively impact our sales, especially to our financial services customers. If these adverse economic conditions persist, our sales to our customers across other industries may also be negatively impacted. As a result of the continued volatility in the credit markets, many financial services institutions have recorded significant write-offs in their financial statements to reflect the reduced value of their portfolios of sub-prime mortgage loans and/or securities derived from these loans. As a result of these write-offs, financial institutions are reporting significant net losses and are seeking additional investments to increase their financial liquidity. These current market conditions combined with the expanded negative economic trends, could impact the ability and willingness of our financial services customers, and possibly our customers in other industries, to make investments in technology, which may delay or reduce the amount of purchases of our software and professional services and negatively impact our operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1) (2)
4/1/08-4/30/08	99,546	$9.92	99,546	$12,882
5/1/08-5/31/08	83,344	11.39	83,344	11,933
6/1/08-6/30/08	156,248	12.90	156,248	9,917

Total	339,138	$11.65

(1)	On June 4, 2007, we publicly announced that our Board of Directors approved a $10.0 million stock repurchase program beginning July 1, 2007 and ending June 30, 2008 (the “Third Program”). Under the Third Program, shares may be purchased in such amounts as market conditions warrant, subject to regulatory and other considerations. Purchases under the Third Program were made on the open market. We completed the $10.0 million authorization of stock repurchases during the first quarter of 2008.

(2)	On February 14, 2008, we publicly announced that our Board of Directors authorized an expansion of the Third Program. Under this expansion, an additional $15.0 million in repurchases of the Company’s common stock was approved, over and above the initial $10.0 million authorization, and the expiration date was extended to December 31, 2008. This expansion became effective on March 10, 2008, which was the second trading day following the release of the Company’s financial results for the fourth quarter and full year 2007. Purchases under the expansion of Third Program may be made from time to time on the open market or in privately negotiated transactions.

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 29, 2008. The following matters were voted upon:

Alexander V. d’Arbeloff, Richard H. Jones, Steven F. Kaplan, James P. O’Halloran, Alan Trefler and William W. Wyman were elected to serve as Directors of the Company until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Mr. d’Arbeloff was elected with 34,793,216 votes “FOR” and 438,357 votes “WITHHELD”, Mr. Jones was elected with 34,810,795 votes “FOR” and 420,778 votes “WITHHELD”, Mr. Kaplan was elected with 34,501,887 votes “FOR” and 729,686 votes “WITHHELD”, Mr. O’Halloran was elected with 34,501,687 votes “FOR” and 729,886 votes “WITHHELD”, Mr. Trefler was elected with 34,796,769 votes “FOR” and 434,804 votes “WITHHELD”, and Mr. Wyman was elected with 27,591,140 votes “FOR” and 7,640,433 votes “WITHHELD”.

The stockholders ratified the Audit Committee’s selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008, with 34,689,981 votes “FOR”, 536,312 votes “AGAINST” and 5,280 votes “ABSTAINING”.

Mr. d’Arbeloff died in July 2008 and his Director position currently remains vacant.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: August 7, 2008	By:	/s/ CRAIG DYNES
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer)
(Duly authorized officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

10.1	Offer Letter between the Registrant and Efstathios A. Kouninis dated April 25, 2008. (Filed as exhibit 99.1 to the Registrant’s June 5, 2008 Form 8-K and incorporated herein by reference.)

10.2	Amendment Number 11 to Lease Agreement dated as of June 11, 2008 between the Registrant and NOP Riverfront LLC.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.