Form 10-Q
period 2008-09-30
PEGASYSTEMS INC
filed 2008-11-06
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

There were approximately 36,032,000 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 30, 2008.

PEGASYSTEMS INC.

Part I—Financial Information:

Item 1.	Financial Statements

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$41,177	$26,710
Short-term investments	130,244	123,271

Total cash, cash equivalents, and short-term investments	171,421	149,981
Trade accounts receivable, net of allowances of $1,534 and $1,351	33,276	45,922
Short-term license installments	6,065	19,183
Other current assets	8,580	7,240

Total current assets	219,342	222,326

Long-term license installments, net	5,732	8,267
Property and equipment, net	5,152	4,182
Long-term deferred income taxes and other assets	8,384	6,599
Goodwill	2,141	1,933

Total assets	$240,751	$243,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,849	$5,670
Accrued expenses	6,949	10,405
Accrued compensation and related expenses	16,417	13,526
Deferred revenue	28,826	33,178

Total current liabilities	57,041	62,779

Income taxes payable	5,337	5,185
Other long-term liabilities	2,271	2,399

Total liabilities	64,649	70,363

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares outstanding	—	—
Common stock, 70,000 shares authorized; 36,232 and 36,192 shares outstanding	362	362
Additional paid-in capital	122,765	123,401
Retained earnings	52,185	47,321
Accumulated other comprehensive income	790	1,860

Total stockholders’ equity	176,102	172,944

Total liabilities and stockholders’ equity	$240,751	$243,307

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Software license	$17,910	$13,737	$51,214	$36,165
Maintenance	10,045	7,760	29,027	22,161
Professional services	24,743	20,544	72,054	56,867

Total revenue	52,698	42,041	152,295	115,193

Cost of revenue:
Cost of software license	30	—	64	—
Cost of maintenance	1,454	1,204	4,006	3,501
Cost of professional services	19,072	14,517	56,811	42,104

Total cost of revenue	20,556	15,721	60,881	45,605

Gross profit	32,142	26,320	91,414	69,588

Operating expenses:
Selling and marketing	15,698	12,800	45,036	36,216
Research and development	7,936	6,768	22,832	19,333
General and administrative	5,067	3,795	15,355	12,265

Total operating expenses	28,701	23,363	83,223	67,814

Income from operations	3,441	2,957	8,191	1,774

Installment receivable interest income	95	291	248	849
Other interest income, net	1,151	1,749	4,104	4,933
Other income (expense), net	(1,970)	157	(1,620)	235

Income before provision for income taxes	2,717	5,154	10,923	7,791

Provision for income taxes	366	1,644	2,776	2,614

Net income	$2,351	$3,510	$8,147	$5,177

Earnings per share, basic	$0.06	$0.10	$0.23	$0.14

Earnings per share, diluted	$0.06	$0.09	$0.22	$0.14

Weighted average number of common shares outstanding, basic	36,419	36,225	36,201	35,751
Weighted average number of common shares outstanding, diluted	38,212	38,542	37,668	38,081

Dividends per share	$0.03	$0.03	$0.09	$0.09

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,147	$5,177
Adjustment to reconcile net income to cash flows provided by operating activities:
Excess tax benefits from stock options	(2,992)	(1,587)
Deferred income taxes	(1,054)	1,230
Depreciation, amortization, and other non-cash items	2,668	1,886
Stock-based compensation expense	2,552	1,251
Change in operating assets and liabilities:
Trade accounts receivable	12,646	(1,418)
License installments	15,653	13,577
Other current assets	(1,302)	417
Accounts payable and accrued expenses	915	(4,173)
Deferred revenue	(4,352)	1,142
Other long-term assets and liabilities	(10)	640

Cash flows provided by operating activities	32,871	18,142

Cash flows from investing activities:
Purchase of investments	(172,626)	(68,835)
Matured and called investments	80,706	37,718
Sale of investments	83,025	8,919
Payments for acquisition	(798)	—
Investment in property and equipment	(2,625)	(2,345)

Cash flows used in investing activities	(12,318)	(24,543)

Cash flows from financing activities:
Payments under capital lease obligation	—	(63)
Proceeds from issuance of common stock for share-based compensation plans	6,549	8,986
Excess tax benefits from stock options	2,992	1,587
Dividend payments to shareholders	(3,273)	(3,208)
Repurchase of common stock	(11,794)	(5,642)

Cash flows (used in) provided by financing activities	(5,526)	1,660

Effect of exchange rate on cash and cash equivalents	(560)	693

Net increase (decrease) in cash and cash equivalents	14,467	(4,048)
Cash and cash equivalents, beginning of period	26,710	26,008

Cash and cash equivalents, end of period	$41,177	$21,960

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3	$5
Income taxes	$4,807	$1,516
Non-cash financing activity:
Dividends payable	$1,095	$1,099
Repurchases of common stock unsettled	$192	$—

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157 ) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB released FSP 157-3- Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. The partial adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of the deferred portion of the pronouncement. See Note 2 Investments and Fair Value Measurements for further discussion of the impact of SFAS 157.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, the Company will adopt this statement on January 1, 2009. The Company is evaluating the effect SFAS 141(R) will have on its consolidated financial statements.

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adopt SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

2. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

As of September 30, 2008 and December 31, 2007, the amortized cost and fair value of the Company’s marketable securities consisted of the following:

	As of September 30, 2008
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:

Government sponsored enterprises	$13,057	$7	$(62)	$13,002
Corporate bonds	10,347	16	(219)	10,144
Municipal bonds	107,452	58	(412)	107,098

Short-term investments	$130,856	$81	$(693)	$130,244

	As of December 31, 2007
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:

Government sponsored enterprises	$53,303	$94	$(15)	$53,382
Corporate bonds	68,539	120	(191)	68,468
Municipal bonds	909	3	—	912
Foreign bonds	507	2	—	509

Short-term investments	$123,258	$219	$(206)	$123,271

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

The fair value hierarchy of the Company’s marketable securities at fair value in connection with our adoption of SFAS 157 is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Short-term investments:
Government sponsored enterprises	$13,002	$2,002	$11,000
Corporate bonds	10,144	8,896	1,248
Municipal bonds	107,098	16,000	91,098

Total short-term investments:	$130,244	$26,898	$103,346

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $33.3 million and $45.9 million as of September 30, 2008 and December 31, 2007, respectively. Trade accounts receivable includes $7.0 million and $4.1 million for services earned under time and material arrangements that had not been invoiced as of September 30, 2008 and December 31, 2007, respectively. The Company’s allowances include an allowance for doubtful accounts and an allowance for sales credit memos.

4. ACQUISITION

On March 21, 2008, the Company acquired certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”). Focus provides software products to the banking industry designed to detect and prevent financial fraud and money laundering. The Company believes that the acquisition of these assets, particularly the Focus technology design, will extend the Company’s software capabilities and frameworks with respect to its anti-fraud and anti-money laundering offerings to the Company’s customers. The initial consideration for the acquisition was approximately $0.8 million in cash, including transaction costs. In addition to the initial purchase consideration, up to approximately $2.1 million of contingent consideration may be due to the former owners of Focus, based on the achievement of certain performance milestones and sales targets. The contingent consideration is payable over a period of 30 months from the acquisition date. A majority of the contingent consideration will be accounted for as compensation, if earned. As a result of the purchase price allocation, the Company recorded intangible assets of $0.8 million, consisting of $0.5 million of technology designs, $0.1 million of non-compete agreements and $0.2 million of goodwill. The technology designs and non-compete agreements are being amortized over their estimated useful lives of four and five years, respectively.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	September 30, 2008	December 31, 2007
Accrued other taxes	$2,118	$1,969
Dividends payable	1,095	1,085
Accrued income taxes	511	3,625
Repurchases of common stock unsettled	192	569
Accrued other	3,033	3,157

Balance at the end of period	$6,949	$10,405

6. DEFERRED REVENUE

Deferred revenue consists of the following:

(in thousands)	September 30, 2008	December 31, 2007
Software license	$11,932	$16,476
Maintenance	13,285	13,334
Professional services and other	3,609	3,368

Balance at the end of period	$28,826	$33,178

Deferred software license revenue typically results from customer specific acceptance provisions, subscriptions, multiple-element arrangements that are not complete, or certain extended payment term arrangements. Deferred maintenance revenue represents software license updates and product support contracts that are typically billed on a per annum basis in advance and are recognized ratably over the support periods. Deferred professional services revenue represents prepayments for consulting and education services that are recognized as the services are performed.

7. COMMITMENTS AND CONTINGENCIES

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008, the Company had material commitments for contractor services and payments under operating leases. The Company’s principal administrative, sales, marketing, support, and research and development operations are located in a leased facility for approximately 105,000 square feet in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to the Company’s option to extend for two additional five-year periods. The Company also leases space for its other offices in the U.S., Canada, Australia, France, the Netherlands and the United Kingdom. These leases expire at various dates through 2010. During the second quarter of 2008, the Company entered into an agreement to lease office space in India for five years that expires in 2013.

Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases and tenant improvement incentives. The excess of expense over current payments is recorded as deferred rent and included in other long-term liabilities.

As of September 30, 2008, the Company’s known contractual obligations were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total (2)	Remainder of 2008	2009 & 20010	2011 & 2012	2013 and after	Other (2)
Purchase commitments (1)	$3,403	$1,904	$1,499	$—	$—	$—
FIN 48 liability (2)	10,091	—	—	—	—	10,091
Operating lease obligations (3)	21,423	1,183	9,146	9,434	1,660	—

Total	$34,917	$3,087	$10,645	$9,434	$1,660	$10,091

(1)	Relates to commitments for contractor services, of which approximately $3.0 million relates to one vendor agreement.
(2)	Total contractual obligations include the Company’s liability for unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) of approximately $10.1 million, but the Company is unable to reasonably estimate the timing in individual years beyond the next 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(3)	Includes deferred rent of approximately $0.3 million included in accrued expenses and approximately $1.7 million in other long-term liabilities.

8. COMPREHENSIVE INCOME

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Comprehensive income:
Net income	$2,351	$3,510	$8,147	$5,177
Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(307)	261	(517)	285
Foreign currency translation adjustments	(722)	317	(553)	580

Comprehensive income	$1,322	$4,088	$7,077	$6,042

9. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires all share-based payments be recognized as expense based on their fair values at the grant date over the requisite service period, which is generally four or five years. Stock-based compensation expense is recognized under the ratable method, which treats each vesting tranche as if it were an individual grant, and is adjusted each period for anticipated forfeitures. The Company periodically grants stock options and restricted stock units (“RSUs”) for a fixed number of shares to employees and non-employee Directors. For the nine months ended September 30, 2008, the Company issued approximately 986,000 shares from option exercises, approximately 22,000 shares to the non-employee Directors and approximately 13,000 shares under the 2006 Employee Stock Purchase Plan. As of September 30, 2008, there were approximately 2,795,000 shares available for future issuance under the Company’s stock plans.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock-based compensation as reflected in the Company’s unaudited condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Stock-based compensation expense:
Cost of revenue	$238	$86	$703	$355
Selling and marketing	214	99	582	169
Research and development	130	24	369	170
General and administrative	247	346	898	557

Total stock-based compensation before tax	829	555	2,552	1,251
Income tax benefit	(303)	(99)	(829)	(298)

Net stock-based compensation expense	$526	$456	$1,723	$953

Stock Options

The fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,
	2008	2007
Expected volatility (1)	45%	56%
Weighted-average grant date fair value	$5.86	$5.88
Expected term in years (2)	5.9	5.9
Risk-free interest rate (3)	3.18%	4.38%
Expected annual dividend yield (4)	1.07%	1.33%

	Nine Months Ended September 30,
	2008	2007
Expected volatility (1)	49%	59%
Weighted-average grant date fair value	$4.90	$4.91
Expected term in years (2)	5.9	5.9
Risk-free interest rate (3)	2.85%	4.63%
Expected annual dividend yield (4)	1.11%	1.42%

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.
(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities with a term that corresponds to the expected option term at the time of grant.
(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumption used for options granted during the period. In July 2006, the Company began paying a quarterly cash dividend of $0.03 per share of common stock. The expected annual dividend yield is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

Beginning in December 2007, the Company began issuing options that allow for the settlement of vested stock options on a net share basis (“net settled stock options”), instead of settlement with a cash payment (“cash settled stock options”). With net settled stock options, the

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

employee will not surrender any cash or shares upon exercise. Rather, the Company will withhold the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the fair value of the shares at the exercise date. The settlement of vested stock options on a net share basis will result in fewer shares issued by the Company. In 2008, the Company began offering certain employees the opportunity to modify and convert certain outstanding cash settled stock options to net settled stock options. These modifications did not result in any additional compensation expense.

The following table summarizes the combined stock option activity under the Company’s stock option plans for the nine months ended September 30, 2008:

	Cash settled options (in thousands)	Net settled options (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of January 1, 2008	6,828	408	$8.57	5.06	$30,028
Granted	—	316	10.99
Modified (cash settled to net settled)	(3,734)	3,734	8.08
Exercised	(877)	(328)	7.31
Cancelled	(85)	(20)	10.40
Outstanding as of September 30, 2008	2,132	4,110	$8.91	4.89	$29,525
Weighted-average exercise price, as of September 30, 2008	$9.28	$8.71

Ending vested and expected to vest as of September 30, 2008	1,977	3,729	$8.77	4.53	$28,160
Weighted-average exercise price of options vested and expected to vest, as of September 30, 2008	$9.28	$8.49

Ending exercisable as of September 30, 2008	1,829	3,247	$8.54	4.00	$26,703
Weighted-average exercise price of options exercisable, as of September 30, 2008	$9.28	$8.13

As of September 30, 2008, the Company had approximately $2.0 million of unrecognized stock-based compensation expense related to the unvested portion of stock options that is expected to be recognized over a weighted-average period of approximately 1.8 years.

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period. As of September 30, 2008, the Company had approximately $0.7 million of unrecognized stock-based compensation expense for RSUs related to periodic grants that is expected to be recognized over a weighted-average period of 1.9 years.

During the fourth quarter of 2007, the Company’s Board of Directors approved a change to its equity compensation program allowing the election by employees to receive 50% of their target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash, beginning with the CICP for 2008. The following table presents the RSU activity related to the 2008 CICP grants under the 2004 Long-term Incentive Plan for the nine months ended September 30, 2008:

	Shares (in thousands)	Weighted- average Grant Date Fair Value	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of January 1, 2008	—	$—
Granted	70	10.21
Vested	—	—
Forfeited	—	—

Nonvested as of September 30, 2008	70	$10.21	0.45	$898
Ending vested and expected to vest as of September 30, 2008	66	$10.21	0.45	$853
Ending exercisable as of September 30, 2008	—	—	—	—

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The RSUs granted in connection with the 2008 CICP will vest 100% on March 13, 2009, the CICP payout date. Vesting is contingent upon threshold funding of the CICP and continued active employment with the Company. As of September 30, 2008, the Company had approximately $0.3 million of unrecognized stock-based compensation expense for RSUs related to the 2008 CICP that is expected to be recognized over a weighted-average period of approximately 0.5 years.

10. EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Basic
Net income	$2,351	$3,510	$8,147	$5,177

Weighted average common shares outstanding	36,419	36,225	36,201	35,751

Earnings per share, basic	$0.06	$0.10	$0.23	$0.14

Diluted
Net income	$2,351	$3,510	$8,147	$5,177

Weighted average common shares outstanding	36,419	36,225	36,201	35,751
Effect of assumed exercise of stock options, RSUs and warrants	1,793	2,317	1,467	2,330

Weighted average common shares outstanding, assuming dilution	38,212	38,542	37,668	38,081

Earnings per share, diluted	$0.06	$0.09	$0.22	$0.14

Outstanding options, RSUs, and warrants excluded as impact would be anti-dilutive	1,288	1,020	1,529	1,196

11. INCOME TAXES

There were no material changes to the amount of unrecognized tax benefits during the year ended December 31, 2007 or in the first nine months of 2008. The Company expects that the amount of its unrecognized tax benefits may change within the next 12 months, however, it cannot determine whether this change will be material until a tax study is completed. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company files income tax returns in the U.S. federal and state jurisdictions and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state or local, or foreign, income tax examinations by tax authorities for the years before 2001. Currently, the Company is under examination in the United Kingdom for the tax years 2001 through 2004. With few exceptions, the statute of limitations remains open in all other jurisdictions for the tax years 2005 to the present.

12. SEGMENT REPORTING

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2008		2007		2008		2007
U.S.	$30,817	58%	$23,927	57%	$93,250	61%	$76,458	66%
United Kingdom	9,121	17%	11,816	28%	30,276	20%	23,498	21%
Other Europe	9,781	19%	1,814	4%	20,147	13%	4,846	4%

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other	2,979	6%	4,484	11%	8,622	6%	10,391	9%

	$52,698	100%	$42,041	100%	$152,295	100%	$115,193	100%

The following table summarizes the Company’s concentration of credit risk associated with customers accounting for more than 10% of the Company’s total revenue, outstanding trade receivables and short and long-term license installments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total Revenue

Customer A	–	10%	–	–

Trade Receivables	September 30, 2008	December 31, 2007

Customer B	–	14%

Customer C	–	19%

Customer D	11%	–

Customer E	10%	–

Long and short-term license installments

Customer A	–	24%

Customer F	28%	15%

Customer G	16%	–

Customer H	13%	–

Customer I	11%	–

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

Our license revenue from new license signings is primarily derived from our PegaRULES Process Commander (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks are built on the capabilities of PRPC and are purpose- or industry- specific collections of best practice functionality to allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. These products often require less implementation assistance than prior generations of our software products. In many cases this has resulted in a shorter sales process and implementation period. PRPC and related solution frameworks can be used more broadly by customers within our traditional financial services, insurance and healthcare markets, as well as by a broader range of customers within other markets, such as life sciences and government. We license our software to new customers pursuant to perpetual and term license agreements, depending on customer circumstances.

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

Historically, our revenue has fluctuated quarter to quarter. The recent financial crisis in the global capital markets and the current negative global economic trends have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. These conditions could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables. We evaluated this concentration of credit risk and determined there was no material impact on our allowances for doubtful accounts and sales credit memos as of September 30, 2008.

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

•	Revenue recognition,

•	Allowances for doubtful accounts and sales credit memos,

•	Stock-based compensation, and

•	Accounting for income taxes.

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

Results of Operations

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Total revenue	$52,698	$42,041	$10,657	25%	$152,295	$115,193	$37,102	32%
Gross profit	32,142	26,320	5,822	22%	91,414	69,588	21,826	31%
Total operating expenses	28,701	23,363	5,338	23%	83,223	67,814	15,409	23%
Income before provision for income taxes	$2,717	$5,154	$(2,437)	(47)%	$10,923	$7,791	$3,132	40%

The increases in our total revenue during the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007 were generally attributed to an increase in the overall demand for our software products and related services due to our leadership position in the growing BPM market. The increases in gross profit during the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily due to increases in license and maintenance revenues.

Total operating expenses increased during the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007 due to our continued investment in expanding the number of sales and marketing personnel and increased spending in research and development.

The decrease in income before provision for income taxes during the third quarter ended September 30, 2008 compared to the same period in 2007 was primarily due to the $5.3 million increase in operating expenses and a decrease in other income (expense), net, of $2.1 million related to foreign currency transaction losses, which was partially offset by a $5.8 million increase in gross profit.

The increase in income before provision for income taxes during the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the $21.8 million increase in our gross profit, which was partially offset by a $15.4 million increase in operating expenses and a decrease in other income (expense), net, of $1.9 million.

Historically, our revenues have fluctuated quarter to quarter and have been higher in the second half of the year. Due to the current volatile and adverse global economic conditions, the revenue growth rate achieved in any interim period is not necessarily indicative of the results expected for future periods.

Revenue

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase
(dollars in thousands)	2008		2007				2008		2007
License revenue
Perpetual licenses	$9,958	56%	$10,446	76%	$(488)	(5)%	$29,346	57%	$27,272	75%	$2,074	8%
Term licenses	6,666	37	3,291	24	3,375	103	19,005	37	8,893	25	10,112	114
Subscription	1,286	7	—	—	1,286	n/m	2,863	6	—	—	2,863	n/m

Total License revenue	$17,910	100%	$13,737	100%	$4,173	30%	$51,214	100%	$36,165	100%	$15,049	42%

n/m = not meaningful

The aggregate value of payments for non-cancellable term licenses increased to $74.6 million as of September 30, 2008 compared to $33.9 million as of September 30, 2007, and includes $6.7 million of term license payments that we expect to recognize as revenue during the fourth quarter of 2008. Our term license revenue for the remainder of 2008 could be higher than $6.7 million as we anticipate the completion of additional term license agreements in the fourth quarter of 2008. The increase in term license revenue during the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007 is due to the recognition of a portion of these agreements. The remainder will be recognized as revenue in future periods. See the table of these term licenses on page 20 for an analysis of future cash receipts by year.

The aggregate value of license signings in the third quarter of 2008 was significantly greater than in the third quarter of 2007 and in each of the first and second quarters of 2008. The mix between perpetual and term license signings fluctuates based on customer circumstances.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the economic life or term of the arrangement.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Maintenance revenue
Maintenance	$10,045	$7,760	$2,285	29%	$29,027	$22,161	$6,866	31%

The increase in maintenance revenue in the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007 was due to the continued increase in the installed base of our software.

	Three Months Ended September 30,				Increase		Nine Months Ended September 30,				Increase
(dollars in thousands)	2008		2007				2008		2007
Professional services
Consulting services	$23,685	96%	$19,497	95%	$4,188	21%	$68,094	95%	$53,761	95%	$14,333	27%
Training	1,058	4	1,047	5	11	1	3,960	5	3,106	5	854	27

Total Professional services	$24,743	100%	$20,544	100%	$4,199	20%	$72,054	100%	$56,867	100%	$15,187	27%

Professional services are primarily consulting services related to new license implementations. The increase in consulting services revenue for the third quarter and nine months ended September 30, 2008 was due to the increased demand for these services as our installed license base continues to grow.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(dollars in thousands)	2008	2007	(Decrease)		2008	2007
Gross Profit
Software license	$17,880	$13,737	$4,143	30%	$51,150	$36,165	$14,985	41%

Maintenance	8,591	6,556	2,035	31%	25,021	18,660	6,361	34%
Professional services	5,671	6,027	(356)	(6)%	15,243	14,763	480	3%

Total gross profit	$32,142	$26,320	$5,822	22%	$91,414	$69,588	$21,826	31%
Maintenance gross margin	86%	84%			86%	84%
Professional services gross margin	23%	29%			21%	26%

Increases in software license gross profit were due to increases in license revenue as there were no significant associated direct costs.

Our professional services gross margin in the third quarter and nine months ended September 30, 2007 benefitted from higher utilization of our professional services personnel and the recognition of an arrangement for which the revenue had previously been deferred. Our professional services gross margin in the third quarter and nine months ended September 30, 2008 was negatively impacted by expenses incurred related to the investment in the professional services infrastructure, new service offerings, and expenses for the on-boarding and training of new employees to facilitate our strong European growth. These expenses were partially offset by recoveries of sales credit memos in the third quarter of 2008.

Operating expenses

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Selling and marketing
Selling and marketing	$15,698	$12,800	$2,898	23%	$45,036	$36,216	$8,820	24%
As a percent of total revenue	30%	30%			30%	31%
Selling and marketing headcount					184	152	32	21%

Selling and marketing expenses include compensation, benefit, and other headcount-related expenses associated with selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increase in selling and marketing expenses during the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to increased employee related expenses associated with higher headcount and higher sales commissions. For the third quarter of 2008, compensation and benefit expenses increased approximately $2.0 million and travel expenses increased approximately $0.2 million as a result of higher headcount compared to the same period in 2007. For the nine months ended September 30, 2008, compensation and benefit expenses increased approximately $5.5 million and travel expenses increased approximately $1.1 million, a result of the higher headcount compared to the same period in 2007. The increase in compensation and benefit expenses include higher sales commissions of approximately $0.7 million and $0.8 million for third quarter and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Research and development
Research and development	$7,936	$6,768	$1,168	17%	$22,832	$19,333	$3,499	18%
As a percent of total revenue	15%	16%			15%	17%
Research and development headcount					153	109	44	40%

Research and development expenses include compensation, benefit, contracted services, and other labor-related expenses associated with research and development. The increase in research and development expenses during the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to higher compensation and benefit expenses associated with higher headcount and higher offshore subcontractor expenses. The increase during the third quarter of 2008 compared to the same period in 2007 was primarily due to approximately $0.9 million of higher compensation and benefit expenses. The increase during the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to approximately $1.9 million of higher compensation and benefit expenses and $0.7 million of higher offshore subcontractor expenses. We have been in the process of establishing a research and development center in India, for which we received favorable Special Economic Zone (“SEZ”) tax status approval from the Indian government. The center became operational in October 2008. Subsequent to this date, all expenses associated with the facility will be classified as research and development expenses. Prior to becoming operational, the associated start-up expenses were classified as general and administrative expenses.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
General and administrative
General and administrative	$5,067	$3,795	$1,272	34%	$15,355	$12,265	$3,090	25%
As a percent of total revenue	10%	9%			10%	11%
General and administrative headcount					126	108	18	17%

General and administrative expenses include compensation, benefit, and other headcount-related expenses associated with the finance, legal, corporate governance, and other administrative headcount, as well as accounting, legal, and other administrative fees. It also includes certain start-up expenses associated with our new research and development center in India. The increase for the third quarter of 2008 compared to the same period in 2007 was primarily due to $1.0 million of higher compensation and benefit expenses and $0.7 million of start-up expenses for establishing our research and development center in India. These increases were partially offset by $0.3 million of annual Board of Directors fees recognized in the third quarter of 2007 compared to the second quarter of 2008 due to the timing difference of when our Annual Meeting of Stockholders took place. The increase for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to $2.5 million of higher compensation and benefit expenses and $2.1 million of start-up expenses for establishing our research and development center in India, partially offset by $1.1 million of lower accounting and tax fees.

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

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase
(dollars in thousands)	2008	2007			2008	2007
Stock-based compensation expense:
Cost of revenue	$238	$86	$152	177%	$703	$355	$348	98%
Selling and marketing	214	99	115	116%	582	169	413	244%
Research and development	130	24	106	442%	369	170	199	117%
General and administrative	247	346	(99)	(29)%	898	557	341	61%

Total stock-based compensation before tax	829	555	274	49%	2,552	1,251	1,301	104%
Income tax benefit	(303)	(99)			(829)	(298)

Net stock-based compensation expense	$526	$456			$1,723	$953

The increases in stock-based compensation expense in the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007 were due to the stock-based awards granted in December 2007 and March 2008. As of September 30, 2008, we had approximately $2.0 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options that is expected to be recognized over a weighted-average period of approximately 1.8 years. As of September 30, 2008, we had approximately $0.7 million of unrecognized stock-based compensation expense related to periodic grants of restricted stock units (“RSUs”) that is expected to be recognized over a weighted-average period of 1.9 years and $0.3 million of unrecognized stock-based compensation expense for RSUs granted in connection with our 2008 Corporate Incentive Compensation Plan that is expected to be recognized over a weighted-average period of approximately 0.5 years.

Interest income and Other income

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2008	2007			2008	2007
Installment receivable interest income	$95	$291	$(196)	(67)%	$248	$849	$(601)	(71)%
Other interest income, net	1,151	1,749	(598)	(34)%	4,104	4,933	(829)	(17)%
Other income (expense), net	(1,970)	157	(2,127)	n/m	(1,620)	235	(1,855)	n/m

Interest income and other	$(724)	$2,197	$(2,921)	(133)%	$2,732	$6,017	$(3,285)	(55)%

n/m = not meaningful

The decrease in interest income in the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to our investment in lower yielding tax-exempt municipal bonds and the decrease in interest income from installment receivables. We expect a reduction in interest income associated with the installment receivables as a result of the declining balance of term licenses on which revenue has been recognized in advance of payments. During 2008, due to credit market turmoil and adverse changes in the economy, we have changed the mix of our investment portfolio to increase our holdings of high credit quality pre-refunded municipal bonds. These bonds are collateralized by the issuer purchasing U.S. Treasury securities to fund all the cash flows of the refunded municipal bonds that will mature when the issuer’s bond matures.

Other income (expense), net, consists primarily of foreign currency exchange gains and losses and realized gains and losses on the sale of our investments. The decrease in other income (expense), net, resulted primarily from the significant decrease in the value of foreign currency denominated net assets held in the U.S., consisting primarily of cash, investments, license installments, receivables, and accounts payable. As a result of the significant decrease in the value of the British pound and Euro relative to the U.S. dollar during the third quarter of 2008, we recorded a $2.0 million foreign currency exchange transaction loss. See Part Item 3. Quantitative and Qualitative Disclosures of Market Risk for further discussion of our foreign currency exchange risk.

Provision for income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income before income taxes	$2,717	$5,154	$10,923	$7,791
Provision for income taxes	366	1,644	2,776	2,614

Net Income	$2,351	$3,510	$8,147	$5,177

Reported Tax Rate	13.5%	31.9%	25.4%	33.6%
(Benefit) Provision from discrete items	(8.2)%	(0.5)%	(1.6)%	1.8%

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the third quarter of 2008 and 2007, we recorded a $0.4 million and $1.6 million provision, respectively, which resulted in an effective tax rate of 13.5% and 31.9%, respectively. For the nine months ended September 30, 2008 and 2007, we recorded a $2.8 million and $2.6 million provision, respectively, which resulted in an effective rate of 25.4% and 33.6%, respectively.

The decrease in the effective tax rate during the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to the increased investment in tax-exempt municipal bonds and the benefit from the SEZ India tax holiday. In addition, during the third quarter of 2008, we recorded a $0.2 million reduction to our tax reserves related to the expiration of certain statutes of limitations.

The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. As of September 30, 2008, the amount of unrecognized tax benefits totaled approximately $10.1 million, of which $4.2 million, if recognized would impact our effective tax rate. We expect that the amount of our unrecognized tax benefits may change within the next 12 months, however we cannot determine whether this change will be material until a tax study is completed.

Liquidity and capital resources

	Nine Months Ended September 30,
(in thousands)	2008	2007
Cash flows provided by (used in)
Operating activities	$32,871	$18,142
Investing activities	(12,318)	(24,543)
Financing activities	(5,526)	1,660
Effect of exchange rate on cash	(560)	693

Net increase (decrease) in cash and cash equivalents	$14,467	$(4,048)

	As of September 30, 2008	As of December 31, 2007
Cash and cash equivalents	$41,177	$26,710
Short-term investments	130,244	123,271

Total cash, cash equivalents and short-term investments	$171,421	$149,981

We have funded our operations primarily from cash flows provided by operations. As of September 30, 2008, we had cash, cash equivalents and short-term investments of $171.4 million, a $21.4 million increase from $150.0 million as of December 31, 2007. This increase was primarily due to $32.9 million of cash flow provided by operations offset by $11.8 million in repurchase of our common stock. Working capital was $162.3 million as of September 30, 2008 compared to $159.5 million as of December 31, 2007.

We believe that our current cash, cash equivalents, short-term investments, and cash flow from operations will be sufficient to fund our business for at least the next 12 months. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our services business. The recent financial crisis in the global capital markets and the current negative global economic trends have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. These conditions could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables. We evaluated this concentration of credit risk and determined there was no material impact on our allowances for doubtful accounts and sales credit memos as of September 30, 2008. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash flows provided by operating activities

Cash flows provided by operating activities during the first nine months of 2008 increased to $32.9 million compared to $18.1 million in the first nine months of 2007. The primary components of cash flows provided by operations during the first nine months of 2008 were $8.1 million of net income, a $12.6 million decrease in trade accounts receivable, and a $15.7 million decrease in license installments. Trade accounts receivable decreased due to significant cash collections during the first nine months of 2008.

Cash flows used in investing activities

Net cash flows used in investing activities during the first nine months of 2008 and 2007 were primarily for purchases of marketable debt securities of $172.6 million and $68.8 million, respectively, partially offset by the proceeds received from the sales, maturities and called debt securities of $163.7 million and $46.6 million, respectively.

In March 2008, we paid approximately $0.8 million to acquire certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively “Focus”), a software company that provides anti-fraud and anti-money laundering offerings to the banking industry. In addition to the initial purchase consideration, maximum contingent consideration of approximately $2.1 million in cash is due to the former owners of Focus upon the achievement of certain performance milestones and sales targets to be paid over a period of 30 months from the acquisition date.

Cash flows (used in) provided by financing activities

Net cash flows used in financing activities during the first nine months of 2008 were primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved three stock repurchase programs that authorized us to repurchase in the aggregate up to $45.0 million of our common stock. Purchases under these programs were made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first nine months of 2008 and 2007:

	2008		2007
(dollars in thousands)	Shares	Amount	Shares	Amount
Authorizations as of January 1,		$1,210		$6,872
New Authorizations		15,000		10,000
Expirations		—		(5,958)
Repurchases paid	965,952	(11,794)	506,533	(5,642)
Repurchases unsettled	14,998	(192)		—

Authorization remaining as of September 30,		$4,224		$5,272

These share repurchases partially offset the shares issued and proceeds received under our various share-based compensation plans in the first nine months of 2008 and 2007. Under our share-based compensation plans, we issued approximately 1,021,000 shares and 1,417,000 shares and received proceeds of $6.5 million and $9.0 million during the first nine months of 2008 and 2007, respectively.

On May 30, 2006, our Board of Directors approved a quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared a $0.03 per share cash dividend for each of the first, second, and third quarters in 2007 and 2008. The Company paid cash dividends of $3.3 million and $3.2 million in first nine months of 2008 and 2007, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter; however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual Obligations

As of September 30, 2008, we had material commitments for purchases of customer support and consulting services, and payments under operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in a leased facility for approximately 105,000 square feet in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the U.S., Canada, Australia, France, the Netherlands and the United Kingdom. These leases expire at various dates through 2010. During the second quarter of 2008, we entered into an agreement to lease office space in India for five years that expires in 2013.

As of September 30, 2008, our known contractual obligations were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total (2)	Remainder of 2008	2009 & 2010	2011 & 2012	2013 and after	Other (2)

Purchase commitments (1)	$3,403	$1,904	$1,499	$—	$—	$—

FIN 48 liability (2)	10,091	—	—	—	—	10,091

Operating lease obligations (3)	21,423	1,183	9,146	9,434	1,660	—

Total	$34,917	$3,087	$10,645	$9,434	$1,660	$10,091

(1)	Relates to commitments for contractor services, of which approximately $3.0 million relates to one vendor agreement.
(2)	Total contractual obligations include approximately $10.1 million of unrecognized tax benefits that we are unable to reasonably estimate the timing in individual years beyond the next 12 months due to uncertainties in the timing of the effective settlement of tax positions.
(3)	Includes deferred rent of approximately $0.3 million included in accrued expenses and approximately $1.7 million in other long-term liabilities.

The following table summarizes the cash receipts due in connection with our existing term license agreements:

As of September 30, (in thousands)	Installment payments for term licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)
Remainder of 2008	$3,027	$6,715
2009	3,634	24,440
2010	2,862	18,209
2011	2,215	15,014
2012	1,293	8,531
2013 and thereafter	—	1,703

Total	13,031	$74,612

Unearned installment interest income	(1,234)

Total license installments receivable, net	$11,797

(1)	These amounts have previously been recognized as license revenue, net of unearned installment interest income and consist of approximately $6.1 million of short-term license installments and approximately $5.7 million of long-term license installments included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2008. For these agreements, we recognized the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met.
(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

Fair Value Inputs

We adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. See Note 1 Basis of Presentation and Recent Accounting Pronouncements and Note 2 Investments and Fair Value Measurements in the notes to the unaudited condensed consolidated financial statements for further discussion. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investments, with related unrealized gains or losses on investments, is a significant component to our consolidated results of operations.

We value our investments by using quoted market prices and broker or dealer quotations which are based on third party pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include some of the government debt securities, some of the municipal debt securities, money market securities and most of the corporate debt securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on other observable inputs include most of the municipal debt securities and some of the corporate debt securities. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management may assess the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels.

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

Significant customers

The following table summarizes our concentration of credit risk associated with customers accounting for more than 10% of our total revenue, outstanding trade receivables and long and short-term license installments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total Revenue

Customer A	–	10%	–	–

Trade Receivables	September 30, 2008	December 31, 2007

Customer B	–	14%

Customer C	–	19%

Customer D	11%	–

Customer E	10%	–

Long and short-term license installments

Customer A	–	24%

Customer F	28%	15%

Customer G	16%	–

Customer H	13%	–

Customer I	11%	–

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

Foreign currency exposure

We derived approximately 39% and 34% of our total revenue from sales to customers based outside of the U.S. during the first nine months of 2008 and 2007, respectively. Our international license and professional services sales have increasingly become denominated in foreign currencies, but are also denominated in U.S. dollars depending on the customer and transaction. However, the operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offsets our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Most of our transactions with customers are invoiced from our offices in the U.S. For those transactions that are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in foreign currencies. In addition, our U.S. operating company holds cash and investments in foreign currencies in order to support our foreign operations. Our functional currency is the U.S. dollar, therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in other income (expense), net in our consolidated statements of income. As of September 30, 2008, we had net monetary assets valued in foreign currencies, consisting primarily of cash, investments, license installments, and receivables, partially offset by accounts payable and accruals, with a carrying value of approximately $42.0 million. During the third quarter of 2008, we recorded a $2.0 million foreign currency transaction loss due to the significant decrease in the value of the British pound and Euro relative to the U.S. dollar. As of September 30, 2008, a ten percent change in foreign currency exchange rates would have changed the carrying value of our net assets by approximately $4.2 million as of that date with a corresponding currency gain (loss) recognized in our condensed consolidated statement of income.

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and our investments in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. Changes in market rates do not affect net earnings as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of our total license installment receivables was approximately $11.8 million as of September 30, 2008, and reflects the weighted-average of historic discount rates used to record each term license arrangement. The balance of our license installments receivable has significantly declined as historical arrangements are billed and collected and no new license installment arrangements have been added to the portfolio.

We invest primarily in tax-exempt municipal bonds, government sponsored enterprises and corporate bonds that are fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $3.1 million as of September 30, 2008. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale and as such, unrealized gains and losses, net of tax effect, are recorded in accumulated other comprehensive income in our accompanying consolidated balance sheets. However, when the investments are sold, the unrealized gains and losses are recorded as realized gains and losses and included in net income in the accompanying consolidated statements of income.

We analyze our investments for impairments on an ongoing basis. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. As of September 30, 2008, we held investments that had aggregate gross unrealized losses of approximately $0.7 million. All such securities have been in an unrealized loss position for less than 12 months. We believe that the impairments to these investments are not other-than-temporary at this time as these securities are all highly rated investments which have been subject to routine market changes that have not been significant to date and we have the ability and intent to hold these investments for a period of time sufficient to allow for the anticipated market recovery.

As of September 30, 2008, we did not directly or indirectly hold any auction-rate securities or mortgage-backed securities. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our short-term investments.

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed in Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2007, our management identified a material weakness in the Company’s internal control over financial reporting related to inadequate and ineffective controls over the accounting for certain complex software revenue recognition transactions. As described below, management has taken significant steps to remediate this material weakness, however, as of September 30, 2008, our management has concluded that the controls over the accounting for certain complex software revenue recognition transactions were not effective as of September 30, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

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

(b) Changes in Internal Control over Financial Reporting.

We implemented changes in our internal control over financial reporting with respect to our material weakness in accounting for certain complex software revenue recognition transactions as described below. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Ongoing Remediation Plan—Complex Software Revenue Recognition Transactions

Management has been addressing the material weakness related to accounting for certain complex software revenue recognition transactions and is committed to effectively remediating this weakness. As part of this remediation, we have assessed our revenue processes to re-evaluate our control procedures, enhanced the level of technical expertise of our third-party review, and assessed the expertise of our staff responsible for revenue recognition and addressed any identified deficiencies. We continue to improve our ability to identify customer contracts with non-standard terms and enhance our research protocol for complex accounting issues so that we understand the accounting implications of such terms. We also introduced additional initial and secondary reviews of these arrangements by individuals with revenue recognition expertise. Lastly, we expanded our analysis and review of consolidated revenue results and fluctuations. We believe we are taking the steps necessary to remediate this material weakness and will continue to review, revise, and improve the effectiveness of our internal controls as appropriate. Although we have made significant enhancements to our control procedures in this area, this material weakness will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.

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

The adverse changes in the global capital markets and economy may negatively impact our sales to, and the collection of receivables from, our financial services and insurance customers and possibly our customers in other industries. The recent financial crisis in the global capital markets and the current negative global economic trends could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations, which may delay or reduce the amount of purchases of our software and professional services. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables. Accordingly, their potential financial instability could negatively impact our operating results, financial condition and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1) (2)
7/1/08-7/31/08	102,452	$14.17	102,452	$8,465
8/1/08-8/31/08	70,076	14.63	70,076	7,440
9/1/08-9/30/08	239,870	13.41	239,870	4,223

Total	412,398	$13.80

(1)	On June 4, 2007, we publicly announced that our Board of Directors approved a $10.0 million stock repurchase program beginning July 1, 2007 and ending June 30, 2008 (the “Third Program”). All shares purchased under the Third Program were made on the open market. We completed the $10.0 million authorization of stock repurchases during the first quarter of 2008.

(2)	On February 14, 2008, we publicly announced that our Board of Directors authorized an expansion of the Third Program. Under this expansion, an additional $15.0 million in repurchases of the Company’s common stock was approved, over and above the initial $10.0 million authorization, and the expiration date was extended to December 31, 2008. This expansion became effective on March 10, 2008. Purchases under the expansion of the Third Program may be made from time to time on the open market or in privately negotiated transactions.

Item 6.  Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	Pegasystems Inc.

	By:	/s/ CRAIG DYNES
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