Form 10-K
period 2008-12-31
PEGASYSTEMS INC
filed 2009-03-09
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $197 million.

There were 35,573,607 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2009 are incorporated by reference into Part III of this report.

PART I

Forward-looking statements

This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have identified certain risk factors included in Item 1A of this Annual Report on Form 10-K that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.    BUSINESS

Pegasystems Inc. was incorporated in Massachusetts in 1983. Our stock is traded on the NASDAQ Global Select Market under the symbol PEGA. Our website address is www.pega.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “the Company,” “we,” “us” or “our” refer to Pegasystems Inc. and its subsidiaries.

Our Company

We develop, market, license, and support software to automate complex, changing business processes. Our patented Build for Change ® software technology enables organizations to build, deploy, and change enterprise applications easily and quickly by directly capturing business objectives, automating programming, and automating work. It also allows organizations to avoid the time and expense required to create lengthy policy manuals and system specifications by unifying business rules with business processes in the software and automating the creation of system documentation. Our software technology is standards-based and can leverage existing technology investments to reduce implementation time. Our customers use our software and services to improve their customer service, reach new markets, and boost operational effectiveness.

Our SmartBPM Suite is complemented by software solutions that we refer to as frameworks. These frameworks provide purpose or industry-specific functionality that allows our customers to quickly implement our software.

We provide implementation, consulting, training, and technical support services to help our customers maximize the business value they obtain from the use of our software. We also maintain alliances with systems integrators and technology consulting firms to support our customers.

Our business strategy

We lead the Business Process Management (“BPM”) software market by leveraging our patented technology that unifies business processes and business rules. We focus our sales efforts on accounts within target customer organizations, which are typically large organizations that are among the leaders in their industry. We frequently sell initial licenses to these target accounts that are focused on a specific purpose or area of operations, rather than selling large enterprise licenses. A primary objective of this strategy is to have our customers quickly realize business value from our software. Once a customer has realized this initial value, we work with that customer to identify opportunities for follow-on sales. The sales process for follow-on sales is often shorter as a result of our established relationship with the customer. We invest resources in professional services, customer support, and customer and partner enablement to help our customers achieve success.

Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify engagements, and complement our software with their technology and domain expertise. These partners may deliver strategic business planning, consulting, project management, and implementation services to our customers. Currently, our partners include Accenture Ltd., Capgemini SA, Computer Sciences Corporation, Cognizant Technology Solutions Inc., and International Business Machines Corporation.

Our products

We provide a comprehensive rules-based BPM suite intended to help our customers plan, build, and manage business process management solutions.

PegaRULES Process Commander ®

PegaRULES Process Commander provides capabilities designed to model, execute, monitor, and analyze results. PegaRULES Process Commander includes an application profiler that allows a business process application to be defined based on business goals and objectives, with simplified “fill in the blank” forms. The product also simplifies process modeling, allowing business users to graphically describe and test an intended business process within the system itself. The software uses the results of the application profiler and the process modeling to create the new business solution, including the user interface and executable business models. PegaRULES Process Commander also provides a browser-based graphical development environment, execution engine, and management dashboard for rapid business application and solution development. This product helps solve a wide range of BPM problems, including acquiring new business, providing customer service, creating a servicing backbone for enterprise-wide processing, and managing risk, fraud and compliance with regulatory requirements. PegaRULES Process Commander also allows our customers to leverage previous technology investments by integrating software applications across a common platform.

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

Pegasystems also offers purpose- or industry -specific solution frameworks built on the capabilities of our PegaRULES Process Commander software. These frameworks allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing to meet the needs of different customers, departments, geographies or regulatory requirements. These include:

•	Customer Process Manager

•	Product Configuration

•	Financial Services Industry Foundation Framework

•	Fraud and AML Investigations Management Framework

•	Healthcare Member and Provider Services

•	Healthcare Industry Framework

•	Customer Process Manager for Insurance

•	Insurance Industry Framework

•	Control and Compliance Framework

We also offer other frameworks that address exceptions management — transactions that are not automatically processed by existing systems. By automating not only research and decision making, but also the business processes necessary to execute the decisions, our exceptions management frameworks can reduce the costs and risks associated with manual processing, while improving quality and efficiency. These frameworks include PegaCARD Smart Dispute, Smart Investigate for Payments, and Smart Investigate for Securities, Smart Adjust, and Healthcare Claims Automation Suite.

Our services and support

We offer services and support through our professional services group, customer support group, and our training services group. As of December 31, 2008, our services and support groups consisted of 344 people. We also utilize third party contractors to assist us in providing services.

Professional services

Our professional services group helps companies and partners implement our software. This enables us to guide our customers through deployment of our software. Many of our customers choose to engage our professional services group to expand their use of our software to additional business or product lines or automate additional processes within existing solutions. In addition, systems integrators and consulting firms, with which we have alliances, help our customers deploy our products.

Customer support

Our customer support group is responsible for support of our software deployed at customer sites when customer support has been purchased. Support services include automated problem tracking, prioritization and escalation procedures, periodic preventive maintenance, documentation updates, new software releases, and regularly scheduled meetings with our staff.

Training services

The success of our sales strategy for multiple follow-on sales to target customers depends on our ability to train a larger number of partners and customers to implement our technology. We offer training for our staff, customers, and partners. Training is offered at our regional training facilities in Cambridge, Massachusetts, London, England, Hyderabad, India, Sydney, Australia, at third party facilities in numerous other locations, or at customer sites. Courses are designed to meet the specific requirements of process architects, system architects, and system administrators.

Our markets and representative customers

The market for BPM software is driven by businesses that seek to close the execution gap that may exist between their business objectives and their existing business processes. Our target customers are large, industry-leading organizations faced with managing transaction intensive, complex and changing processes that seek the agility needed for growth, productivity, and compliance. Our customers are typically large companies in the financial services, healthcare and insurance markets. With PegaRULES Process Commander, we are also able to offer solutions to a broader range of companies as well as a broader range of industries, such as life sciences and government.

Financial services

Financial services organizations require software to improve the quality, accuracy, and efficiency of customer interactions and transactions processing. Pegasystems’ customer process and exceptions management products allow customers to be responsive to changing business requirements. Representative financial services customers of ours include: Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group, HSBC Holdings Plc, JPMorgan Chase & Co., National Australia Bank Limited, and TD Bank Financial Group.

Healthcare

Healthcare organizations seek products that integrate their front and back office initiatives and help drive customer service, efficiency, and productivity. Representative healthcare customers of ours include: Aetna Inc., Blue Cross Blue Shield of Massachusetts, Blue Cross Blue Shield of Minnesota, Computer Sciences Corporation, Group Health Cooperative, HealthNow New York Inc., Kaiser Foundation Hospitals, and Wellpoint Inc.

Insurance

Insurance companies, whether competing globally or nationally for customers and channels, need software to automate the key activities of policy rating, quoting, customization, underwriting, and servicing as well as products that improve customer service and the overall customer experience. Representative insurance industry customers of ours include: American National Insurance Group, American International Group, Inc., John Hancock, Farmers Insurance Group, Nationwide Mutual Insurance Company, and The Prudential Insurance Company of America.

Other industries

PegaRULES Process Commander offers solutions to a broad range of companies and industries. We sell rules-based BPM technology to customers in telecommunications, government, life sciences, manufacturing, and travel services. Customers include: Amgen Inc., Advanced Micro Devices, Inc. (“AMD”), General Electric Company, Ford Motor Company, Novartis Pharmaceuticals Corp., Starwood Hotels & Resorts Worldwide Inc., and The ServiceMaster Company.

Competition

The BPM software market is intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•	Service-Oriented Architecture (SOA) middleware vendors including International Business Machines Corp., Oracle Corporation, Software AG, and Tibco Software Inc.;

•	BPM vendors such as Appian Corporation, Global360, Inc., Lombardi Software, Inc., Metastorm Inc., and Savvion, Inc.;

•	Business Rules Engine vendors such as Corticon Technologies Inc., Fair Isaac Corporation, and the ILOG division of IBM;

•	Customer Relationship Management (“CRM”) application vendors including Chordiant Software, the Microsoft Dynamics CRM division of Microsoft, and the Siebel division of Oracle;

•	Enterprise Content Management-based vendors such as the Documentum division of EMC Corporation, and FileNet, the division of International Business Machines Corp.’s Information Management Group;

•

Companies that provide application specific software for the financial services, healthcare, insurance and other specific markets such as Norkom Group Plc, SmartStream Technologies Ltd., SunGard, and The TriZetto Group, Inc.;

•	Current customers’ information technology departments, which may seek to modify existing systems or develop proprietary systems.

We are the leading company in the overall BPM software market, and have a strong presence in the financial services, insurance and healthcare markets. We have been most successful competing for customers whose businesses are characterized by a high degree of change, complexity and size. We believe that the principal competitive factors within our market include:

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

We believe we compete favorably with our competitors on the basis of most of these competitive factors as our Build for Change technology includes a comprehensive set of business rules that are unified with business processes, can be developed quickly by both client business and IT staff, and incorporates a single web-based user interface. We believe we also compete favorably due to our expertise in our target industries and our long-standing customer relationships. We believe we compete less favorably on the basis of some of these factors with respect to our larger competitors, many of which have greater sales, marketing and financial resources, more extensive geographical presence and greater name recognition than we do. In addition, we may be at a disadvantage with respect to our ability to provide expertise outside our target industries.

Sales and marketing

We market our software and services primarily through a direct sales force. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify engagements, and complement our software with their technology and domain expertise.

To support our sales efforts, we conduct a broad range of marketing programs, including industry trade shows, industry seminars, meetings with industry analysts, and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also generate sales leads. As of December 31, 2008, our sales and marketing group consisted of 190 people worldwide.

Sales by geography

In 2008, 2007, and 2006, sales to customers based outside of the United States of America (“U.S.”) represented 38%, 35%, and 37%, respectively, of our total revenue. During 2008, 2007, and 2006, we derived our revenue from the following geographic areas:

(Dollars in thousands)	2008		2007		2006
U.S.	$131,250	62%	$104,952	65%	$79,903	63%
United Kingdom	40,063	19%	34,278	21%	19,741	16%
Europe, other	27,345	13%	8,755	5%	11,606	9%
Other	12,989	6%	13,964	9%	14,773	12%

	$211,647	100%	$161,949	100%	$126,023	100%

No customer accounted for more than 10% of our total revenue in 2008, 2007 or 2006. The following table summarizes our concentration of credit risk associated with customers accounting for more than 10% of our outstanding trade receivables and long and short-term license installments as of December 31:

(Dollars in thousands)	2008	2007
Trade receivables	$42,801	$45,922
Customer A	—	19%
Customer B	—	14%
Customer C	12%	—

Long and short-term license installments	$10,858	$27,450
Customer C	—	24%
Customer E	30%	15%
Customer D	16%	—
Customer F	12%	—
Customer G	11%	—

We currently operate in one operating segment — rules-based BPM software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the U.S.

Research and development

Our product development priority is to continue expanding the capabilities of our rules-based BPM technology. We intend to maintain and extend the support of our existing solution frameworks, and we may choose to invest in additional frameworks which incorporate the latest business innovations. We also intend to maintain and extend the support of popular hardware platforms, operating systems, databases, and connectivity options to facilitate easy and rapid deployment in diverse information technology infrastructures. Our goal with all of our products is to enhance product capabilities, ease of implementation, long-term flexibility, and the ability to provide improved customer service.

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

As of December 31, 2008, our development group consisted of 162 people and has been supplemented by the use of contracted resources. During 2008, 2007, and 2006, research and development expenses were approximately $31.5 million, $26.2 million, and $22.7 million, respectively. We expect that we will continue to commit significant resources to our product research and development in the future to maintain our leadership position.

Employees

As of December 31, 2008, we had 825 employees, of whom 578 were based in the U.S., 32 were based in Canada, 155 were based in Europe, 15 were based in Australia, and 45 were based in Asia. Our total headcount includes 190 sales and marketing employees, 344 consulting and customer support employees, 162 research and development employees, and 129 administrative employees. In addition, we supplement our research and development and services employees with contractors.

Backlog of license, maintenance, and professional services

As of December 31, 2008, we had software license, maintenance, and professional services agreements with customers expected to result in approximately $172 million of future revenue, of which we expect approximately $110 million to be recognized in 2009. As of December 31, 2007, we had backlog of software license, maintenance, and professional services agreements with customers of approximately $134 million. Under some of these agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. Business conditions could change and, therefore, backlog may not be a reliable indicator of future financial performance.

Available Information

We make available free of charge through our website www.pegasystems.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We make available on our website reports filed by our executive officers and Directors on Forms 3, 4, and 5 regarding their ownership of our securities. Our Code of Conduct, and any amendments to our Code of Conduct, is also available on our website.

ITEM 1A.    RISK FACTORS

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or elsewhere by management from time to time.

Factors relating to our revenues

The number of our license arrangements has been increasing, and we may not be able to sustain this growth in license arrangements unless we can provide sufficient high quality professional services, training, and maintenance resources to enable our customers to realize significant business value from our software. Our customers typically request professional services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license arrangements is likely to increase demand for professional services, training, and maintenance relating to our products. Given that the number of our license arrangements has been increasing, we will need to provide our customers with more professional services, training, and maintenance to enable our customers to realize significant business value from our software. Accordingly, we have been hiring additional personnel in these areas and improving our “on-boarding” process to ramp up new personnel in a shorter period of time. We have also been increasingly enabling our partners and our customers through training and the creation of “centers of excellence” to create an expanded universe of people that are skilled in the implementation of our products. However, if we are unable to provide sufficient high quality professional services, training, or maintenance resources to our customers, our customers may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. In addition, the growth required to meet the increased demand for our professional services could strain our ability to deliver our services engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

We frequently enter into limited scope initial licenses with new customers, which could adversely affect our financial performance if we are not successful in obtaining follow-on business from these customers. We frequently enter into initial licenses with our new customers that are focused on a specific purpose or area of operations, rather than selling large enterprise licenses, to allow these new customers to realize business value from our software quickly and for a limited initial investment. We expect this trend to continue in the near future. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales. However, we may not be successful in demonstrating this initial value to some customers, for reasons relating to the performance of our products, the quality of the services and support we provide for our products, or external reasons. For these customers, we may not obtain follow-on sales or the follow-on sales may be delayed, and our license revenue will be limited to the smaller initial sale. This could lower average transaction size and adversely affect our financial performance.

Our professional services revenue is dependent to a significant extent on closing new license transactions with customers. We derive a substantial portion of our professional services revenue from implementation of new software licenses with our customers. Increasingly, we are relying on business partners to provide the implementation services for our customers, thus reducing the amount of professional services revenue we derive relative to a given level of license revenue. Accordingly, it is imperative that we close more license transactions with our customers if we are to maintain or grow our services revenue.

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, which may cause our quarterly operating results to vary considerably. Our quarterly revenue may fluctuate significantly, in part because our revenue in any quarter is attributable to a relatively small number of transactions. Our decision to increasingly enter into term licenses that require the term license revenue to be recognized over the license term as payments become due or earlier if paid in advance may adversely affect our profitability in any period due to sales commissions being paid at the time of signing and the corresponding revenue being recognized over time. The mix of perpetual license and term license signings in a quarter may cause a fluctuation in the timing of recognized license revenue, because we recognize revenue from term licenses over the term as payments become due or earlier if prepaid. We plan selling and marketing expenses, product development, and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

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

We are investing heavily in sales and marketing and professional services in anticipation of a continued increase in license arrangements, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of our license arrangements in the future. We have been increasing our investment in sales and marketing to meet increasing demand by hiring additional sales and marketing personnel. We anticipate that we will need to provide our customers with more professional services, training, and maintenance as a result of this increase in demand, and have been hiring additional personnel in these areas. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the increased demand for our products does not continue, we could experience decreased profitability or losses as a result of these increased fixed costs.

Factors relating to our products and markets

The adverse changes in the global capital markets and economy may negatively impact our sales to, and the collection of receivables from, our financial services and insurance customers and possibly our customers in other industries. The recent financial crisis in the global capital markets and the current negative global economic trends could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology, which may delay or reduce the amount of purchases of our software and professional services. These factors could also impact the ability and willingness of these customers to pay their trade obligations and honor their contractual commitments under their non-cancellable term licenses. These customers may also become subject to increasingly restrictive regulatory requirements, which could limit or delay their ability to proceed with new technology purchases. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables. Accordingly, their potential financial instability could negatively impact our operating results, financial condition and cash flows.

We will need to acquire or develop new products, evolve existing ones, and adapt to technology change. Technical developments, customer requirements, programming languages, and industry standards change frequently in our markets. As a result, success in current markets and new markets will depend upon our ability to enhance current products, to acquire or develop and introduce new products that meet customer needs, keep pace with technology changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement, and testing. There can be no assurance that we will have sufficient resources to make necessary product development investments. We may experience difficulties that will delay or prevent the successful development, introduction, or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner would adversely affect future financial performance.

The market for our offerings is increasingly and intensely competitive, rapidly changing, and highly fragmented. The market for BPM software and related implementation, consulting, and training services is intensely competitive, rapidly changing and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with companies that target the customer interaction and workflow markets, companies focused on business rules engines or enterprise application integration, “pure play” BPM companies, and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote, and distribute products and provide related consulting and training services. Larger companies such as IBM, Oracle, and SAP have acquired companies that provide BPM software, and we expect competition from larger companies to increase. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

We have historically sold to the financial services, insurance and healthcare markets, and rapid changes or consolidation in these markets could affect the level of demand for our products. We have historically derived a significant portion of our revenue from customers in the financial services, insurance, and healthcare markets, and sales to these markets are important for our future growth. Competitive pressures, industry consolidation, decreasing operating margins, regulatory changes, and privacy concerns affect the financial condition of our customers and their willingness to buy. In addition, customers’ purchasing patterns in these industries for large technology projects are somewhat discretionary. The financial services and insurance markets are undergoing intense domestic and international consolidation and financial turmoil, and consolidation has been increasing in the healthcare market. Consolidation may interrupt normal buying behaviors and increase the volatility of our operating results. In recent years, several of our customers have been merged or consolidated, and we expect this to continue in the near future. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance. All of these factors affect the level of demand for our products from customers in these industries, and could adversely affect our business, operating results and financial condition.

We rely on certain third-party relationships. We have a number of relationships with third parties that are significant to sales, marketing and support activities, and product development efforts. We rely on software and hardware vendors, large system integrators, and technology consulting firms to provide marketing and sales opportunities for the direct sales force and to strengthen our products through the use of industry-standard tools and utilities. We also have relationships with third parties that distribute our products. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources, will not develop or market products that compete with ours in the future or will not otherwise end or limit their relationships with us.

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the U.S. represented approximately 38% of our total revenue in 2008, 35% in 2007 and 37% in 2006. We, in part through our wholly-owned subsidiaries based in the United Kingdom, Germany, the Netherlands, Switzerland, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, Spain, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, Mexico, Australia, Hong Kong, and Singapore. We have established offices in Canada, Europe, Asia, and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

In addition, there can be no assurance that we will be able to maintain or increase international market demand for our products. Several of our international sales are denominated in U.S. dollars. Accordingly, any appreciation of the value of the U.S. dollar relative to the currencies of those countries in which we sell our products may place us at a competitive disadvantage by effectively making our products more expensive as compared to those of our competitors. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, increased tariffs and other trade barriers, the costs of localizing products for local markets and complying with local business customs, longer accounts receivable patterns and difficulties in collecting foreign accounts receivable, difficulties in enforcing contractual and intellectual property rights, heightened risks of political and economic instability, the possibility of nationalization or expropriation of industries or properties, difficulties in managing international operations, potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of “double taxation”), increased accounting and internal control expenses, and the burden of complying with a wide variety of foreign laws. There can be no assurance that one or more of these factors will not have a material adverse effect on our foreign operations, and, consequentially, our business, operating results, and financial condition.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. Because a significant portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales have increasingly become denominated in foreign currencies. The operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our financial results and cash flows.

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

We may experience significant errors or security flaws in our product and services, and could face privacy, product liability and warranty claims as a result. Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Errors in our software products could affect the ability of our products to work with other hardware or software products, or could delay the development or release of new products or new versions of products. The detection and correction of any security flaws can be time consuming and costly. Errors or security flaws in our software could result in the inadvertent disclosure of confidential information or personal data relating to our customers, employees, or third parties. Software product errors and security flaws in our products or services could expose us to privacy, product liability and warranty claims as well as harm our reputation, which could impact our future sales of products and services. Our license agreements typically contain provisions intended to limit the nature and extent of our risk of product liability and warranty claims. There is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Also, there is a risk that these contract terms might not bind a party other than the direct customer. Furthermore, some of our licenses with our customers are governed by non-U.S. law, and there is a risk that foreign law might give us less or different protection. Although we have not experienced any material product liability claims to date, a product liability suit or action claiming a breach of warranty, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources.

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

The acquisition of other businesses and technologies may present new risks. We have undertaken an acquisition during the past year and may continue to evaluate and consider other potential strategic transactions, including acquisitions of businesses, technologies, services, products and other assets in the future. These acquisitions, if undertaken, may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return on capital, integration challenges, new regulatory requirements, and issues not discovered in our due diligence process. No assurance can be given that such acquisitions will be successful and will not adversely affect our profitability or operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have received no written comments from the staff of the SEC regarding our periodic or current reports that were issued 180 days or more preceding the end of our 2008 fiscal year that remain unresolved.

ITEM 2.    PROPERTIES

Our principal administrative, sales, marketing, support, and research and development operations are located at 101 Main Street, Cambridge, Massachusetts in an approximately 105,000 square foot leased facility. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the U.S., Australia, Canada, India, the United Kingdom and in other European countries. These leases expire at various dates through 2013. We believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, there were no matters submitted to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PEGA”. The following table sets forth the range of high and low sales prices of our common stock on NASDAQ for each quarter in the years ended December 31, 2008 and 2007.

	Common Stock Price
	2008		2007
	High	Low	High	Low
First Quarter	$12.04	$8.73	$10.04	$8.07
Second Quarter	$13.81	$9.63	$11.17	$8.85
Third Quarter	$15.10	$11.87	$12.67	$10.10
Fourth Quarter	$13.42	$9.58	$13.10	$10.70

Holders

As of February 23, 2009, we had approximately 58 stockholders of record and approximately 28,400 beneficial owners of our common stock.

Dividends

In July 2006, we began paying a quarterly cash dividend of $0.03 per share of common stock. Prior to July 2006, we had never declared or paid any cash dividends on our common stock. Quarterly cash dividends are expected to continue at $0.03 per share, subject to change or elimination at any time by our Board of Directors, to stockholders of record as of the first trading day of each quarter.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 regarding our Amended and Restated 1994 Long-Term Incentive Plan (the “1994 Plan”), the 1996 Non-Employee Director Stock Option Plan (the “1996 Director Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”) and the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). Our stockholders previously approved each of these plans and all amendments that were subject to stockholder approval. We have no equity compensation plans that have not been approved by stockholders. See Note 14 “Stock-Based Compensation” included in the notes to the accompanying consolidated financial statements for further information and description of our equity compensation plans.

	(a)	(b)	(c)
(In thousands, except per share amounts)	NUMBER OF SHARES OF COMMON STOCK TO BE ISSUED UPON EXERCISE OF OUTSTANDING STOCK OPTIONS AND VESTING OF RSUS (1)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING STOCK OPTIONS (2)	NUMBER OF SHARES OF COMMON STOCK REMAINING AVAILABLE FOR FUTURE ISSUANCE (EXCLUDING THOSE IN COLUMN (a)) (3)
Equity Compensation Plans approved by Stockholders	6,659	$9.09	2,417

(1)

The number of shares of common stock issued upon settlement of the vested stock options will be less than 6.7 million because of the “net settlement” feature of most of these options. This feature enables the employee to satisfy the cost to exercise the options and, if applicable, taxes due on exercise by surrendering option shares to the Company based on the fair value of the shares at the exercise date, instead of selling all of the option shares on the open market to satisfy these obligations. The settlement of vested stock options on a net share basis will result in fewer shares issued by the Company. During 2008, option holders net settled stock options representing the right to purchase a total of 425,000 shares, of which only 152,000 were issued to the option holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes.

In addition to the issuance of stock options, the 1994 Plan allowed for the issuance of stock appreciation rights, restricted stock and long-term performance awards. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan or the 1996 Director Plan in the future. In addition to the issuance of stock options, the 2004 Plan allows for the issuance of stock purchase rights and other stock-based awards, including restricted stock units (“RSUs”).

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.
(3)	Includes approximately 458,000 shares remaining available for issuance as of December 31, 2008 under the 2006 ESPP.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our common stock during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchased Programs (1) (2) (in thousands)
10/1/08-10/31/08	200,627	$11.30	200,627	$1,956
11/1/08-11/30/08	171,728	11.25	171,728	25
12/1/08-12/31/08	182,622	11.85	182,622	12,862

Total	554,977	$11.46

(1)	On February 14, 2008, we publicly announced that our Board of Directors authorized a $15.0 million share repurchase program effective March 10, 2008 and expiring on December 31, 2008. Purchases made under this share repurchase program were made on the open market.
(2)	On December 1, 2008, we publicly announced that our Board of Directors approved a $15.0 million share repurchase program effective December 1, 2008 and expiring on December 31, 2009 (the “Fourth Program”). The Fourth Program replaced an existing program that expired on December 31, 2008. Under the Fourth Program, purchases will be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. The Company has established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Fourth Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Stock Performance Graph and Cumulative Total Stockholder Return

The following performance graph represents a comparison of the cumulative total stockholder return (assuming the reinvestment of dividends) for a $100 investment on December 31, 2003 in each of our common stock, the Total Return Index for the NASDAQ Composite (“NASDAQ Composite”), a broad market index, and the Standard & Poors (“S&P”) Goldman Sachs Technology Software Index (“S&P GSTI ™ Software Index”), a published industry index. We paid dividends of $0.12 per share during each of 2008 and 2007 and $0.06 per share during 2006. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our consolidated financial statements. This data may not be indicative of our future condition or results of operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and accompanying notes.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$211,647	$161,949	$126,023	$100,209	$103,291
Income (loss) from operations	14,479	1,951	(7,114)	1,218	5,771
Income before provision for income taxes	15,672	9,942	1,187	5,319	11,156
Net income	10,977	6,595	1,842	5,192	8,211
Earnings per share:
Basic	$0.30	$0.18	$0.05	$0.15	$0.23
Diluted	$0.29	$0.18	$0.05	$0.14	$0.22
Cash dividends declared per common shares	$0.12	$0.12	$0.09	$—	$—
Weighted-average number of common shares outstanding:
Basic	36,146	35,875	35,229	35,774	35,691
Diluted	37,605	37,433	37,134	36,462	37,043

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and marketable securities	$167,229	$149,981	$127,758	$114,735	$97,360
Working capital	159,080	159,547	147,229	133,440	121,273
Long-term license installments, net of unearned interest income	5,413	8,267	17,458	31,371	44,344
Total assets	245,850	243,307	214,008	209,654	195,878
Capital lease obligation, including current portion	—	—	63	166	263
Stockholders’ equity	173,114	172,944	166,158	167,682	166,607

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our products and services

We develop and license rules-based BPM software and provide professional services, maintenance, and training related to our software. We focus our sales efforts on target accounts, which are companies or divisions within companies, and are typically large organizations that are among the leaders in their industry. Our strategy is to sell initial licenses to these target accounts that are focused on a specific purpose or area of operations, rather than selling large enterprise licenses. This strategy allows our customers to quickly realize business value from our software and limits their initial investment. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales.

Our license revenue is primarily derived from sales of our PegaRULES Process Commander (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks are built on the capabilities of PRPC and are purpose- or industry -specific collections of best practice functionality to allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. These products often require less implementation assistance than prior generations of our software products. In many cases this has resulted in a shorter sales process and implementation period. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance and healthcare markets, as well as other markets, such as life sciences and government.

Our customers typically request professional services and training to assist them in implementing our products. Almost all of our customers also purchase maintenance on our products, which includes rights to upgrades and new releases, incident resolution and technical assistance. Professional services are provided directly by us and through our network of partners. By utilizing these partners, we have increased the supply of skilled service consultants that can assist our customers.

Business overview

Despite the current economic crisis, we achieved license revenue growth of 50% in 2008 compared to 2007, including a 94% increase in term license revenue. We generated approximately $38.4 million in cash flows from operations in 2008, which represents a 51% increase compared to 2007. We generated the majority of our license revenue in 2008 from follow-on sales to existing customers. We believe these results reflect our ability to quickly and successfully deliver our versatile Build for Change technology to Fortune® 500 customers across industries and international borders, allowing these customers to reduce operating costs and increase revenues within a rapid time-frame from implementation. These operational efficiencies experienced by our customers are part of the strong value proposition our technology provides to our customers.

We believe our growth and success in 2008 were due to:

•	Increased market acceptance of our industry leading technology;

•

Expansion of our solutions frameworks offerings, such as the Fraud and AML Investigations Management Framework, the Financial Services Industry Foundation Framework and the Healthcare Industry Framework;

•	Investment in our professional services employees and infrastructure;

•	Development and growth of our proficiency across new industries; and

•	Expansion of our research and development efforts in India and in the U.S.

We believe that the ongoing challenges for our business include continuing to drive revenue growth despite the current economic crisis, continuing to expand our expertise in new and existing industries, and maintaining our leadership position in the BPM market.

To support our growth and successfully address these challenges through 2009 we plan to:

•	Continue to develop and increase our solutions frameworks offerings and expertise across targeted industries;

•	Expand our professional services and partner organizations;

•	Continue to invest in our research and development efforts in India and the U.S.; and

•	Continue to hire sales and marketing professionals.

The recent liquidity crisis in the global capital markets and the current economic crisis have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. These conditions could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations. Our financial services and insurance customers as a group represent a significant amount of our revenues, including those associated with our non-cancellable term licenses as detailed on page 32, and our receivables. We considered these facts and determined they did not have a material impact on our allowances for doubtful accounts and sales credit memos as of December 31, 2008.

As of December 31, 2008, our cash, cash equivalents, and marketable securities totaled $167.2 million, a $17.2 million increase compared to 2007. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition and other strategic opportunities from time to time, which if pursued, could require use of our funds. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our services business.

RESULTS OF OPERATIONS

Our revenue is derived from software licenses, maintenance fees related to our software licenses, and professional services. Revenue from software licenses includes perpetual and term license revenue and subscription revenue. As of January 1, 2008, we expanded the presentation of the services revenue and the associated cost of services lines in the consolidated statements of income to separately disclose the amounts related to maintenance and professional services. Maintenance revenue is a significant portion of our total revenue and is directly attributable to the installed base of our software licenses. Professional services revenue includes revenue from consulting services and training. We believe separate disclosure of the maintenance revenue and the associated direct costs is meaningful to investors and provides an important measure of our business performance. Previously reported amounts have been expanded to conform to the current year presentation and have no impact on previously reported total revenue, total cost of revenue or net income.

2008 Compared to 2007

(Dollars in thousands)	Year Ended December 31,
	2008	2007	Increase
Total revenue	$211,647	$161,949	$49,698	31%
Gross profit	129,890	96,747	33,143	34%
Total operating expenses	115,411	94,796	20,615	22%
Income before provision for income taxes	15,672	9,942	5,730	58%

The increase in our total revenue during 2008 compared to 2007 was attributable to an increase in the demand for our software products and related services due to growth in the BPM sector and our position as leader in this market space. We believe the demand for our software solutions in the current economic crisis is primarily due to the strong value proposition and flexible licensing terms we offer our customers. The increase in gross profit for 2008 compared to 2007 was due to the increase in both license and maintenance revenue despite a decrease in the professional services gross profit.

The increase in income before provision for income taxes during 2008 compared to 2007 was primarily due to our license and maintenance revenue growth. These increases in revenue offset the higher expenses associated with our continued investment in expanding our sales and marketing personnel, professional services infrastructure, and research and development. During 2008, due to credit market turmoil and adverse changes in the economy, we changed the mix of our investment portfolio to increase our holdings of pre-refunded municipal bonds, which resulted in $1.7 million of lower interest income. Our income before provision for income taxes was also negatively impacted by $4.5 million of foreign currency transaction losses included in other income (expense), net.

Historically, our revenues have fluctuated quarter to quarter and have been higher in the second half of the year. Furthermore, the revenue growth rate achieved in any historical period is not necessarily indicative of the results expected for future periods.

Revenue

(Dollars in thousands)	Year Ended December 31,
	2008		2007		Increase
License revenue
Perpetual licenses	$46,667	61%	$37,914	74%	$8,753	23%
Term licenses	25,611	33%	13,170	26%	12,441	94%
Subscription	4,294	6%	—	—	4,294	n/m

Total license revenue	$76,572	100%	$51,084	100%	$25,488	50%

n/m = not meaningful

The mix between perpetual and term license arrangements fluctuates based on customer circumstances. We generated the majority of our license revenue in 2008 from follow-on sales to existing customers.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The term license revenue growth was driven by a 26% increase in the average value of term licenses and a 54% increase in the number of term licenses for which we recognized revenue in 2008 compared to 2007. The increase in term license revenue in 2008 compared to 2007 was due to the increase in the aggregate value of payments for non-cancellable term licenses signed during 2008, 2007, and 2006 for which a portion of these agreements was recognized as revenue in 2008 and the remainder will be recognized as revenue in future periods. The aggregate value of payments due under these term licenses increased to $88.5 million as of December 31, 2008 compared to $71.4 million as of December 31, 2007 and compared to $14.2 million as of December 31, 2006. The aggregate value of future payments due under non-cancellable term licenses as of December 31, 2008 includes $31.0 million of term license payments that we expect to recognize as revenue in 2009. However, our actual term license revenue in 2009 could be higher than $31.0 million as we complete new term license agreements in 2009. See the table of future cash receipts by year from these term licenses on page 32.

The increase in perpetual license revenue in 2008 was primarily driven by an increase in the average value of perpetual licenses.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the economic life or term of the arrangement.

(Dollars in thousands)	Year Ended December 31,
	2008	2007	Increase
Maintenance revenue
Maintenance	$40,115	$31,196	$8,919	29%

The increase in maintenance revenue in 2008 compared to 2007 was due to the continued increase in the installed base of our software and a larger number of new license arrangements in the second half of 2007 for which a full year of maintenance revenue was recognized in 2008 as compared to a partial year in 2007. The increase in maintenance revenue was also due to inflation adjustments recognized on a larger installed base of software licenses.

(Dollars in thousands)	Year Ended December 31,
	2008		2007		Increase
Professional services revenue
Consulting services	$89,842	95%	$75,410	95%	$14,432	19%
Training	5,118	5%	4,259	5%	859	20%

Total Professional services	$94,960	100%	$79,669	100%	$15,291	19%

Professional services are primarily consulting services related to new license implementations. We continue to experience strong demand for these services as our new license arrangements increase. Our U.S. customers accounted for 57% of the professional services revenue in 2008 as compared to 66% in 2007. Our European customers accounted for 36% of the professional services revenue in 2008 as compared to 24% in 2007. The revenue growth from our European customers in 2008 was due to our investment in expanding our infrastructure and sales and marketing in Europe. The increase in professional services revenue was partially offset by a decrease of approximately $1.9 million as a result of a 27% decline in the British Pound and an 11% decline in the European Euro relative to the U.S. dollar during the last half of 2008. As a result of the demand for these services, we have increased employee headcount in the professional services organization by 23% to 287 employees as of December 31, 2008 from 233 employees as of December 31, 2007. In addition to our own employees, we use contractors to provide these services.

(Dollars in thousands)	Year Ended December 31,
	2008	2007	Increase (Decrease)
Gross Profit
Software license	$76,477	$51,084	$25,393	50%
Maintenance	34,725	26,405	8,320	32%
Professional services	18,688	19,258	(570)	(3)%

Total gross profit	$129,890	$96,747	$33,143	34%

Maintenance gross margin	87%	85%
Professional services gross margin	20%	24%

The increase in software license gross profit is due to the increase in our license revenue, which had no significant incremental associated direct costs.

In the third and fourth quarters of 2008, we experienced a decline in demand for our professional services in the U.S. due to the current economic crisis. However, we continued to hire professional services employees and improve our capacity in anticipation of increased demand in the first half of 2009 associated with the increased new license arrangements in the second half of 2008. The increased professional services expenses combined with the lower demand resulted in lower utilization and lower gross profit. We believe our investment in professional services will generate growth in license arrangements. We expect to continue our investment in the professional services organization in 2009.

Operating expenses

(Dollars in thousands)	Year Ended December 31,
	2008	2007	Increase
Selling and marketing
Selling and marketing	$63,799	$51,743	$12,056	23%
As a percent of total revenue	30%	32%
Selling and marketing headcount	190	153	37	24%

Selling and marketing expenses include compensation, benefit, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increase in selling and marketing expenses was primarily due to a $5.7 million increase in compensation and benefit expenses associated with higher headcount, as well as $2.4 million higher sales commissions in 2008 compared to 2007, mainly due to an increase in our new license arrangements in 2008 compared to 2007. Selling and marketing expenses also increased due to a $1.6 million increase in travel expenses associated with higher headcount and higher costs of travel, $0.8 million of higher recruiting and marketing agency fees associated with hiring additional employees.

(Dollars in thousands)	Year Ended December 31,
	2008	2007	Increase
Research and development
Research and development	$31,472	$26,198	$5,274	20%
As a percent of total revenue	15%	16%
Research and development headcount	162	119	43	36%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in research and development expenses during 2008 was primarily due to a $4.0 million increase in compensation and benefit expenses associated with higher headcount and $0.6 million of higher offshore contractor expenses. The increase in contractor expenses related to ongoing development and testing, support for the latest release of PRPC, and an increase in contractor rates in 2008 compared to 2007. In 2008, we established a research and development center in India, for which we received favorable Special Economic Zone (“SEZ”) tax status approval from the Indian government. The center became operational in October 2008. Subsequent to this date, all expenses associated with the facility are classified as research and development expenses. Prior to becoming operational, the associated start-up expenses were classified as general and administrative expenses. In connection with building our operations in India, we incurred $0.2 million of higher travel costs, $0.2 million of higher recruiting agency fees associated with hiring additional employees and $0.1 million of higher equipment expenses.

(Dollars in thousands)	Year Ended December 31,
	2008	2007	Increase
General and administrative
General and administrative	$20,140	$16,855	$3,285	19%
As a percent of total revenue	10%	10%
General and administrative headcount	129	109	20	18%

General and administrative expenses include compensation, benefit, and other headcount-related expenses associated with the finance, legal, corporate governance, and other administrative headcount, as well as accounting, legal, and other administrative fees. It also includes certain start-up expenses associated with our new research and development center in India. The increase in general and administrative costs during 2008 was primarily due to $3.0 million of higher compensation and benefit costs related to increased headcount and $2.2 million of start-up expenses for establishing our research and development center in India. In addition, we incurred $0.5 million of higher legal fees in 2008 primarily associated with the expansion of our European operations and patent work and $0.6 million of higher tax planning and other tax-related expenses. We also incurred approximately $0.6 million of higher rent expense associated with the additional leased space in Cambridge, Massachusetts, India, and Europe. These increases were partially offset by $1.0 million of lower professional fees.

Stock-based compensation

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123(R)”), we recognize stock-based compensation expense associated with equity awards in our consolidated statements of income based on the fair value of these awards at the date of grant. The following table summarizes stock-based compensation expense included in our consolidated statements of income in 2008 and 2007:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	Increase
Stock-based compensation expense:
Cost of services	$995	$490	$505	103%
Selling and marketing	807	436	371	85%
Research and development	539	130	409	315%
General and administrative	1,191	562	629	112%

Total stock-based compensation before tax	3,532	1,618	$1,914	118%

Income tax benefit	(1,090)	(430)

Net stock-based compensation expense	$2,442	$1,188

The increase in stock-based compensation expense in 2008 compared to 2007 was due to stock-based awards granted in December 2007 and March 2008. As of December 31, 2008, we had approximately $2.1 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options that is expected to be recognized over a weighted-average period of approximately 2.0 years. As of December 31, 2008, we had approximately $1.9 million of unrecognized stock-based compensation expense related to the unvested portion of all our RSUs that is expected to be recognized over a weighted-average period of 2.1 years. See Note 14 “Stock-Based Compensation” in the notes to the accompanying consolidated financial statements for further information on our stock-based awards.

(Dollars in thousands)	Year Ended December 31,
	2008	2007	(Decrease)
Interest income, Other income and Income taxes
Installment receivable interest income	$597	$1,244	$(647)	(52)%
Other interest income, net	5,029	6,718	(1,689)	(25)%
Other income (expense), net	(4,433)	29	(4,462)	n/m

Interest income and other	$1,193	$7,991	$(6,798)	(85)%

n/m = not meaningful

The decrease in interest income in 2008 compared to 2007 was primarily due to our investment in lower yielding tax-exempt municipal bonds and the decrease in interest income from installment receivables. We expect a continued reduction in interest income associated with the installment receivables as a result of the declining balance of term licenses on which revenue has been recognized in advance of payments. During 2008, due to credit market turmoil and adverse changes in the economy, we changed the mix of our investment portfolio to increase our holdings of pre-refunded municipal bonds. These bonds are collateralized by the issuer purchasing U.S. Treasury securities to fund all the cash flows of the refunded municipal bonds that will mature when the issuer’s bond matures.

Other income (expense), net, consists primarily of foreign currency exchange gains and losses and realized gains and losses on the sale of our investments. The decrease in other income (expense), net, resulted primarily from the significant decrease in the value of foreign currency denominated net assets held in the U.S., consisting primarily of cash, license installments, receivables, and accounts payable. As a result of the significant decrease in the value of the British pound and Euro relative to the U.S. dollar during 2008, we recorded a $4.5 million foreign currency exchange transaction loss as compared to a $0.3 million foreign exchange transaction gain in 2007. See Item 7A. “Quantitative And Qualitative Disclosure About Market Risk” for further discussion of our foreign currency exchange risk.

Provision for income taxes

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During 2008 and 2007, we recorded a $4.7 million and $3.3 million provision, respectively, which resulted in an effective tax rate of 30% and 34%, respectively.

The decrease in the effective tax rate during 2008 compared to 2007 was primarily due to the increased investment in tax-exempt municipal bonds and the benefit from the SEZ India tax holiday. These decreases in the effective tax rate were partially offset by an increase in our reserve for uncertain tax positions.

During 2008, we recorded a charge related to positions taken on prior tax returns, which resulted in an increase of $0.9 million to our unrecognized tax benefits, the majority of which was related to state income tax credits. As of December 31, 2008, the amount of unrecognized tax benefits totaled approximately $6.2 million, of which $5.2 million, if recognized would impact our effective tax rate. We expect that the changes in the unrecognized benefits within the next twelve months would be approximately $1.3 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition.

Our effective income tax rate for 2008 was below the statutory federal income tax rate due to approximately $0.5 million of benefits related to the current period domestic production activities, approximately $0.8 million of estimated federal income tax credits, and approximately $0.6 million of benefit from tax-exempt income. These benefits were partially offset by an increase in the Company’s reserve for uncertain tax positions of $1.3 million, the majority of which is related to the state tax credits, and permanent differences of $0.4 million primarily related to nondeductible meals and entertainment expenses.

Our effective income tax rate for 2007 was below the statutory federal income tax rate due to approximately $0.3 million of benefits related to the current period domestic production activities, approximately $0.5 million of estimated federal income tax credits, and approximately $0.2 million of state income tax credits. These benefits were partially offset by $0.3 million of permanent differences primarily related to nondeductible meals and entertainment expenses and approximately $0.2 million of prior year provision to tax return adjustments.

2007 Compared to 2006

(Dollars in thousands)	Year Ended December 31,
	2007	2006	Increase
Total revenue	$161,949	$126,023	$35,926	29%
Gross profit	96,747	72,260	24,487	34%
Total operating expenses	94,796	79,374	15,422	19%
Income before provision (benefit) for income taxes	9,942	1,187	8,755	n/m

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

Total operating expenses increased in 2007 compared to 2006 due to our continued investment in expanding the number of sales and marketing personnel, increased spending in research and development, and higher professional fees as a result of restating our previously issued financial statements.

The increase in income before provision (benefit) for income taxes was primarily due to the $24.5 million increase in our gross profit, which was partially offset by a $15.4 million increase in operating expenses as discussed above.

Revenue

(Dollars in thousands)	Year Ended December 31,
	2007		2006		Increase
License revenue
Perpetual licenses	$37,914	74%	$27,196	77%	$10,718	39%
Term licenses	13,170	26%	8,228	23%	4,942	60%

Total license revenue	$51,084	100%	$35,424	100%	$15,660	44%

The mix between perpetual and term license arrangements fluctuates based on customer circumstances. Our license revenue growth in 2007 was primarily driven by increased demand for perpetual licenses of our software. Both the number and the average value of perpetual license arrangements increased in 2007 compared to 2006.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. While the number of term license arrangements decreased, the average value of term license arrangements increased in 2007 compared to 2006. The aggregate value of payments under these term licenses, which will be recognized in future periods as revenue, totaled $71.4 million as of December 31, 2007 as compared to $14.2 million as of December 31, 2006. The aggregate value of these non-cancellable term license arrangements as of December 31, 2007 includes $21.3 million of term license payments that we expect to recognize as revenue in 2008, which represents a 61% increase compared to $13.2 million of term license revenue in 2007.

(Dollars in thousands)	Year Ended December 31,
	2007		2006		Increase
Services revenue
Professional services and training	$79,669	72%	$65,444	72%	$14,225	22%
Maintenance	31,196	28%	25,155	28%	6,041	24%

Total services revenue	$110,865	100%	$90,599	100%	$20,266	22%

We continued to experience strong demand for these services as our installed license base continued to grow in 2007. As a result of the demand for these services, we increased employee headcount in the professional services organization. In addition to our own employees, we used contractors to provide these services.

The increase in maintenance revenue in 2007 compared to 2006 was a result of the continued increase in the installed base of our software.

(Dollars in thousands)	Year Ended December 31,
	2007	2006	Increase
Gross Profit
License gross profit	$51,084	$35,392	$15,692	44%
Services gross profit	45,663	36,868	8,795	24%

Total gross profit	$96,747	$72,260	$24,487	34%

Services gross margin	41%	41%

There were no significant direct costs associated with license revenue, therefore, increases in license gross profit were due to increases in license revenue.

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

Operating expenses

(Dollars in thousands)	Year Ended December 31,
	2007	2006	Increase
Selling and marketing
Selling and marketing	$51,743	$43,938	$7,805	18%
As a percent of total revenue	32%	35%
Selling and marketing headcount	153	138	15	11%

The increase in selling and marketing expenses was primarily due to an increase in employee related costs associated with increased headcount in 2007 compared to 2006. Payroll, compensation and benefit expenses increased approximately $4.5 million and travel expenses increased approximately $0.8 million a result of the higher headcount.

(Dollars in thousands)	Year Ended December 31,
	2007	2006	Increase
Research and development
Research and development	$26,198	$22,707	$3,491	15%
As a percent of total revenue	16%	18%
Research and development headcount	119	108	11	10%

The increase in research and development costs during 2007 was primarily due to $1.1 million of higher headcount costs and $1.2 million of higher offshore contractor costs. We were in the process of establishing our research and development center in India in 2007. The associated start-up costs were included in general and administrative expenses until the new center became operational during 2007.

(Dollars in thousands)	Year Ended December 31,
	2007	2006	Increase
General and administrative
General and administrative	$16,855	$12,729	$4,126	32%
As a percent of total revenue	10%	10%
General and administrative headcount	109	103	6	6%

The increase in general and administrative costs during 2007 was primarily due to $1.4 million of higher compensation and benefit costs relating to increased headcount and $1.3 million of higher professional fees associated with the restatement of our previously issued financial statements.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our consolidated statements of income in 2007 and 2006:

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	Increase (Decrease)
Stock-based compensation expense:
Cost of services	$490	$286	$204	71%
Selling and marketing	436	520	(84)	(16)%
Research and development	130	135	(5)	(4)%
General and administrative	562	527	35	7%

Total stock-based compensation before tax	1,618	1,468	$150	10%

Income tax benefit	(430)	(520)

Net stock-based compensation expense	$1,188	$948

Effect on earnings (loss) per share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

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

(Dollars in thousands)	Year Ended December 31,
	2007	2006	Increase (Decrease)
Interest income, Other income and Income taxes
Installment receivable interest income	$1,244	$1,899	$(655)	(34)%
Other interest income, net	6,718	5,360	1,358	25%
Other income, net	29	1,042	(1,013)	(97)%

Interest income and other	$7,991	$8,301	$(310)	(4)%

The increase in interest income was primarily due to larger balances of cash and investments, partially offset by the decrease in interest rates and an expected reduction in interest income from installment receivables reflecting the declining balance of term licenses on which revenue had been recognized in advance of payments.

Other income, net, consists primarily of foreign currency exchange gains and losses and realized gains and losses on the sale of our investments. The decrease in other income, net, resulted primarily from the decrease in the gain of foreign currency denominated net assets held in the U.S., consisting primarily of cash, license installments, receivables, and accounts payable. During 2007, we recorded a $0.3 million foreign currency exchange transaction gain as compared to a $1.2 million gain in 2006.

Provision (benefit) for income taxes

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result, we recorded the cumulative effect of applying the provisions of FIN 48 and recorded a $1.5 million reduction to our January 1, 2007 retained earnings. As of December 31, 2007, the amount of unrecognized tax benefits totaled approximately $9.8 million, of which $3.9 million, if recognized would impact our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Year Ended December 31,
	2008	2007	2006
Cash flows provided by (used in):
Operating activities	$38,399	$25,347	$19,844
Investing activities	(13,764)	(24,847)	(10,771)
Financing activities	(13,354)	(251)	(4,902)
Effect of exchange rate on cash	(1,904)	453	523

Net increase in cash and cash equivalents	$9,377	$702	$4,694

Total cash and cash equivalents and marketable securities	$167,229	$149,981	$127,758

We have funded our operations primarily from cash flows provided by operations and we expect to continue funding our operations in this manner in 2009. As of December 31, 2008, we had cash, cash equivalents, and marketable securities of $167.2 million, a $17.2 million increase from $150.0 million as of December 31, 2007. This increase was primarily due to $38.4 million of cash flow provided by operations offset by $19.4 million in repurchases of our common stock and $4.4 million in dividend payments to our shareholders. As of December 31, 2007, we had cash, cash equivalents, and marketable securities of $150.0 million, a $22.2 million increase from $127.8 million as of December 31, 2006. This increase was primarily due to $25.3 million of cash flow provided by operations offset by $9.1 million in repurchases of our common stock. Working capital was $159.1 million as of December 31, 2008 compared to $159.5 million as of December 31, 2007.

We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Material risks to cash flow from operations include delayed or reduced cash payments on sales of new licenses or a decline in our services business. The recent liquidity crisis in the global capital markets and the current economic crisis have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. These conditions could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables, which we considered and determined did not have a material impact on our allowances for doubtful accounts and sales credit memos as of December 31, 2008. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash flows provided by operating activities

Cash flows provided by operating activities during 2008 increased to $38.4 million compared to $25.3 million in 2007. The increase of $13.1 million was primarily the result of improvement in the collection of our receivables and the increase in our net income.

The primary components of cash flows provided by operations during 2008 were $11.0 million of net income, a $3.1 million decrease in trade accounts receivable due to the timing of collections, and a $16.6 million decrease in license installments for term license arrangements with extended payment terms.

Cash flows used in investing activities

Net cash flows used in investing activities during 2008, 2007, and 2006 were primarily for purchases of marketable securities of $194.5 million, $109.3 million and $94.0 million, respectively, partially offset by the proceeds received from the sales, maturities and called debt securities of $185.6 million, $87.2 million and $85.7 million, respectively.

In March 2008, we paid approximately $0.8 million in cash to acquire certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”), that provides anti-fraud and anti-money laundering software to the banking industry. In addition to the initial purchase consideration, maximum contingent consideration of approximately $2.1 million in cash may be due to the former owners of Focus upon the achievement of certain performance milestones and sales targets to be paid over a period of 30 months from the acquisition date.

Cash flows used in financing activities

Net cash flows used in financing activities during 2008, 2007, and 2006 were primarily for repurchases of our common stock and the payment of our quarterly dividend. In each February and December 2008, our Board of Directors approved a $15.0 million share repurchase program. The December 2008 repurchase program expires on December 31, 2009. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate up to $60.0 million of our common stock. Purchases under these programs may be made from time to time on the open market or in privately negotiated transactions as market conditions warrant, subject to regulatory and other considerations.

Common stock repurchase programs

The following table is a summary of our repurchase activity under all of our stock repurchase programs during 2008, 2007, and 2006:

(Dollars in thousands)	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$1,210		$6,872		$4,123
Authorizations		30,000		10,000		10,000
Repurchases paid	1,503,551	(17,969)	799,347	(9,135)	962,420	(6,819)
Repurchases unsettled	32,376	(379)	48,015	(569)		—
Expirations		—		(5,958)		(432)

Authorized dollars remaining as of December 31,		$12,862		$1,210		$6,872

These share repurchases offset the shares issued and proceeds received under our various share-based compensation plans in 2008 and 2006, and partially offset these amounts in 2007.

Dividends

On May 30, 2006, our Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared a cash dividend of $0.12 per share for each of the years ended December 31, 2008 and 2007, $0.09 per share for the year ended December 31, 2006, and paid cash dividends of $4.4 million, $4.3 million, and $2.1 million in 2008, 2007, and 2006, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual obligations

As of December 31, 2008, we had material commitments for purchases of customer support and consulting services, and payments under operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in approximately 105,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods.

We also lease space for our other offices in the U.S., Australia, Canada, India, the United Kingdom and in other European countries. These leases expire at various dates through 2013. Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in accrued expenses and other long-term liabilities.

As of December 31, 2008, our known contractual obligations, including future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total	2009	2010 & 2011	2012 & 2013	2014 and after	Other
Purchase commitments	$2,541	$2,411	$130	$—	$—	$—
FIN 48 liability (1)	6,201	1,319	—	—	—	4,882
Operating lease obligations (2)	20,082	4,624	9,046	6,412	—	—

Total	$28,824	$8,354	$9,176	$6,412	$—	$4,882

(1)

Total contractual obligations include our FIN 48 liability of approximately $6.2 million, but we are unable to reasonably estimate the timing in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. The Company expects that the changes in the unrecognized benefits within the next twelve months would be approximately $1.3 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition.

(2)	Includes deferred rent of approximately $0.3 million included in accounts payable and accrued expenses and approximately $1.6 million in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

The following table summarizes the cash receipts due in connection with our existing term license agreements:

Year ended December 31, (in thousands)	Installment payments for term licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)
2009	$5,445	$31,018
2010	2,790	21,815
2011	2,215	18,354
2012	1,292	11,639
2013	—	3,695
Thereafter	—	1,937

Total	11,742	$88,458

Unearned installment interest income	(884)

Total license installments receivable, net	$10,858

(1)	These amounts were recognized as license revenue, net of unearned installment interest income and consist of approximately $5.4 million of short-term license installments and approximately $5.4 million of long-term license installments included in the accompanying consolidated balance sheet as of December 31, 2008. For these agreements, we recognized the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition were met.
(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid. The aggregate installment payments for these term licenses increased by $17.1 million in 2008 from $71.4 million as of December 31, 2007.

Fair Value Inputs

We adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. See Note 3 “Recent Accounting Pronouncements” and Note 4 “Cash, Marketable Securities, And Fair Value Measurements” in the notes to the accompanying consolidated financial statements for further discussion. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investments, with related unrealized gains or losses on investments, is a significant component to our consolidated results of operations.

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

Software license revenues

Perpetual software license fees are recognized as revenue when the software is delivered, any acceptance required by contract that is not perfunctory is obtained, no significant obligations or contingencies exist related to the software other than maintenance support, and all other revenue recognition criteria are met.

Term software license fees are generally payable on a monthly basis under license agreements that typically have a three to five-year term and may be renewed for additional terms at the customer’s option.

As a result of our focus on frequent sales to our targeted customers, our strategy to sell initial term licensing agreements to those customers with the goal to generate follow-on sales, and as a result of extended payment terms, we recognize term license revenue over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met.

Historically, the majority of our term license arrangements were larger agreements with extended payment terms that did not typically result in follow-on license agreements. We have a history of successfully collecting payments under the original payment terms, therefore for these arrangements, we have recognized the present value of the future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under these agreements (equal to the difference between the total license payments and the discounted present value of those payments) was initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used were estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 6.70% for the past few years. As of December 31, 2008, the remaining balance of these installment receivables totaled approximately $10.9 million as summarized in the table on page 32.

For licensing arrangements that include a right to unspecified future products, fees are accounted for as subscriptions and the revenue is recognized ratably over the economic life or term of the arrangement.

Maintenance revenues

Maintenance revenue is deferred and recognized ratably over the term of the support period. Perpetual software maintenance revenue is recognized over the term of the related maintenance agreement, which is generally one year and renewed on an annual basis thereafter. For term licenses, we recognize the entire arrangement fee ratably over the license term when the renewal rate or period is not substantive compared to the term license. In general, maintenance and support obligations are based on separately stated renewal rates in the arrangement that are deemed substantive and therefore represent vendor specific objective evidence (“VSOE”) of fair value.

Professional services revenues

Our services revenue is comprised of fees for consulting services, including software implementation, and training. Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Revenue from training services and consulting services under time and materials contracts is recognized as services are performed. We have VSOE of fair value for our training services, and consulting services under time and materials contracts.

Services may be provided on a fixed-price basis. We do not have VSOE of fair value for fixed-price services prior to completion of the services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the software, and when services including maintenance, are the only undelivered element, we recognize the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In a limited number of our arrangements, the fixed-price services are essential to the arrangement because we make significant alterations to the functionality of the software or build complex interfaces necessary for the software to be functional in the customer’s environment. We have not been able to make reasonably dependable estimates for the purpose of determining our progress to completion, as we have limited experience with these types of unique and complex arrangements. Accordingly, when the fixed-price services are essential to the arrangement, all revenue and costs are deferred until the completion of the fixed-price services under the completed contract method. Revenue from fixed-price services that are not bundled with a software license is generally recognized as performed during the service period, which is typically less than four months.

We warrant to our customers that our software products will conform to documented specifications. We have not experienced significant claims related to software warranties beyond the scope of maintenance support, which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2008, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

Deferred project costs

We defer direct costs when a project is being accounted for under the completed contract method or for certain arrangements where all of the required revenue recognition criteria have not been met. We report these deferred project costs in other current assets.

Deferred revenue

Deferred software license revenue typically results from customer specific acceptance provisions and other arrangements for which all of the criteria to recognize revenue have not been met. Deferred maintenance revenue represents software license updates and product support contracts that are typically billed on an annual basis in advance and are recognized ratably over the support periods. Deferred professional services revenue represents prepayments for consulting and education services that are recognized as the services are performed.

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

Stock-based compensation

In accordance with SFAS 123(R), we recognize stock-based compensation expense associated with equity awards in our consolidated statements of income based on the fair value of these awards at the date of grant. We adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method, and, accordingly prior period amounts were not restated. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and adjusted each period for anticipated forfeitures. We recognize stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant.

During the fourth quarter of 2007, our Board of Directors approved changes to our equity compensation program, including the granting of RSUs in addition to stock options, for periodic equity compensation grants. RSUs deliver to the recipient a right to receive a specified number of shares of our common stock upon vesting, net of tax withholding. Unlike stock options, there is no cost to the employee at share issuance. We value our RSUs at the fair value of our common stock on the grant date, which is the closing price of our common stock on the grant date, less the present value of expected dividends as the employee is not entitled to dividends during the requisite service period. We periodically grant stock options and RSUs for a fixed number of shares to employees and non-employee Directors. The exercise price for stock options is greater than or equal to the fair market value of the shares at the date of the grant.

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

See Note 14 “Stock-Based Compensation” in the notes to the accompanying consolidated financial statements for further information on the impact of SFAS 123(R) to our consolidated financial statements.

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

As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with our subsidiaries and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes in accordance with the provisions of FIN 48, which we adopted on January 1, 2007. See Note 15 “Income Taxes” in the notes to the accompanying consolidated financial statements for further information on the impact of FIN 48 on our consolidated financial statements.

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

New Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements” in the notes to the accompanying consolidated financial statements for further discussion.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates and interest rates. To date we have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 38%, 35%, and 37% of our total revenue from sales to customers based outside of the U.S. in 2008, 2007, and 2006, respectively. Our international license and professional services sales have increasingly become denominated in foreign currencies. However, the operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Most of our transactions with customers are invoiced from our offices in the U.S. For those transactions that are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in foreign currencies. In addition, our U.S. operating company holds cash and investments in foreign currencies in order to support our foreign operations. Our functional currency is the U.S. dollar, therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in other income (expense), net in our consolidated statements of income. As of December 31, 2008, we had net monetary assets valued in foreign currencies, consisting primarily of cash, license installments, and receivables, partially offset by accounts payable and accrued expenses, with a carrying value of approximately $24.3 million. During 2008, we recorded a $4.5 million foreign currency transaction loss due to the significant decrease in the value of foreign currencies, primarily the British pound and to a lesser extent the Euro, relative to the U.S. dollar. As of December 31, 2008, a ten percent change in foreign currency exchange rates would have changed the carrying value of our net assets by approximately $2.4 million as of that date with a corresponding currency gain (loss) recognized in our consolidated statement of income.

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and our investments in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. Changes in market rates do not affect net earnings as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of our total license installment receivables was approximately $10.9 million as of December 31, 2008, and reflects the weighted-average of historic discount rates used to record each term license arrangement. The balance of our license installments receivable has significantly declined as historical arrangements are billed and collected and no new license installment arrangements have been added to the portfolio.

We invest primarily in tax-exempt municipal bonds, government sponsored enterprises and corporate bonds that are fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2.8 million as of December 31, 2008. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale and as such, unrealized gains and losses, net of tax effect, are recorded in accumulated other comprehensive income in our accompanying consolidated balance sheets. However, when the investments are sold, the unrealized gains and losses are recorded as realized gains and losses and included in net income in the accompanying consolidated statements of income.

We analyze our investments for impairments on an ongoing basis. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery.

As of December 31, 2008, we did not directly or indirectly hold any auction-rate securities or mortgage-backed securities. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our marketable securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the internal control over financial reporting of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pegasystems Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 9, 2009

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$36,087	$26,710
Marketable securities	131,142	123,271

Total cash and cash equivalents and marketable securities	167,229	149,981
Trade accounts receivable, net of allowance of $1,490 and $1,351	42,801	45,922
Short-term license installments	5,445	19,183
Deferred income taxes	4,351	2,148
Other current assets	4,151	5,092

Total current assets	223,977	222,326
Long-term license installments, net of unearned interest income	5,413	8,267
Property and equipment, net of accumulated depreciation and amortization	5,723	4,182
Long-term deferred income taxes and other assets	8,117	6,599
Intangible assets, net of accumulated amortization	479	—
Goodwill	2,141	1,933

Total assets	$245,850	$243,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,726	$5,670
Accrued expenses	9,925	10,405
Accrued compensation and related expenses	18,015	13,526
Deferred revenue	32,231	33,178

Total current liabilities	64,897	62,779
Income taxes payable	5,665	5,185
Other long-term liabilities	2,174	2,399

Total liabilities	72,736	70,363

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 35,810 shares and 36,192 shares issued and outstanding	358	362
Additional paid-in capital	117,926	123,401
Retained earnings	53,935	47,321
Accumulated other comprehensive income:
Net unrealized gain on available for-sale marketable securities	1,062	7
Foreign currency translation adjustments	(167)	1,853

Total stockholders’ equity	173,114	172,944

Total liabilities and stockholders’ equity	$245,850	$243,307

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenue:
Software license	$76,572	$51,084	$35,424
Maintenance	40,115	31,196	25,155
Professional services	94,960	79,669	65,444

Total revenue	211,647	161,949	126,023

Cost of revenue:
Cost of software license	95	—	32
Cost of maintenance	5,390	4,791	4,015
Cost of professional services	76,272	60,411	49,716

Total cost of revenue	81,757	65,202	53,763

Gross profit	129,890	96,747	72,260

Operating expenses:
Selling and marketing	63,799	51,743	43,938
Research and development	31,472	26,198	22,707
General and administrative	20,140	16,855	12,729

Total operating expenses	115,411	94,796	79,374

Income (loss) from operations	14,479	1,951	(7,114)
Installment receivable interest income	597	1,244	1,899
Other interest income, net	5,029	6,718	5,360
Foreign currency transaction (loss) gain	(4,537)	264	1,152
Other income (expense), net	104	(235)	(110)

Income before provision (benefit) for income taxes	15,672	9,942	1,187
Provision (benefit) for income taxes	4,695	3,347	(655)

Net income	$10,977	$6,595	$1,842

Earnings per share, basic	$0.30	$0.18	$0.05

Earnings per share, diluted	$0.29	$0.18	$0.05

Weighted-average number of common shares outstanding, basic	36,146	35,875	35,229
Weighted-average number of common shares outstanding, diluted	37,605	37,433	37,134
Dividends per share	$0.12	$0.12	$0.09

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity	Comprehensive Income
	Number of Shares	Amount
Balance at January 1, 2006	35,566	$356	$119,075	$47,888	$363	$167,682
Repurchase of common stock	(962)	(10)	(6,809)	—	—	(6,819)
Exercise of stock options	640	6	3,490	—	—	3,496
Issuance of stock under Employee Stock Purchase Plan	25	1	203	—	—	204
Issuance of stock awards	37	—	274	—	—	274
Exercise of common stock warrants	3	—	—	—	—	—
Stock-based compensation expense	—	—	1,194	—	—	1,194
Tax benefit from exercise of stock options	—	—	694	—	—	694
Dividends declared	—	—	—	(3,181)	—	(3,181)
Foreign currency translation adjustments	—	—	—	—	492	492	$492
Net unrealized gain on investments available-for-sale	—	—	—	—	462	462	462
Net deferred tax impact of unrealized loss on investments available-for-sale	—	—	—	—	(182)	(182)	(182)
Net income	—	—	—	1,842	—	1,842	1,842

Balance at December 31, 2006	35,309	353	118,121	46,549	1,135	166,158	$2,614

Cumulative effect adjustment from adoption of FIN 48	—	—	—	(1,490)	—	(1,490)
Repurchase of common stock	(847)	(8)	(9,696)	—	—	(9,704)
Exercise of stock options	1,679	17	10,719	—	—	10,736
Issuance of stock under Employee Stock Purchase Plan	18	—	179	—	—	179
Issuance of stock awards	26	—	275	—	—	275
Exercise of common stock warrants	7	—	—	—	—	—
Stock-based compensation expense	—	—	1,343	—	—	1,343
Tax benefit from exercise of stock options, net of deferred tax asset write-off of $211	—	—	2,128	—	—	2,128
Dividends declared	—	—	—	(4,333)	—	(4,333)
Realization of stock option tax benefit from net operating losses	—	—	332	—	—	332
Foreign currency translation adjustments	—	—	—	—	375	375	$375
Net unrealized gain on investments available-for-sale, net of tax of $229	—	—	—	—	350	350	350
Net income	—	—	—	6,595	—	6,595	6,595

Balance at December 31, 2007	36,192	362	123,401	47,321	1,860	172,944	$7,320

Repurchase of common stock	(1,536)	(15)	(18,333)	—	—	(18,348)
Issuance of common stock for share-based compensation plans	1,108	11	5,806	—	—	5,817
Issuance of stock under Employee Stock Purchase Plan	24	—	265	—	—	265
Stock-based compensation expense	22	—	3,532	—	—	3,532
Tax benefit from exercise of stock options, net of deferred tax asset write-off of $216	—	—	3,255	—	—	3,255
Dividends declared	—	—	—	(4,363)	—	(4,363)
Foreign currency translation adjustments	—	—	—	—	(2,020)	(2,020)	$(2,020)
Net unrealized gain on investments available-for-sale, net of tax of $2	—	—	—	—	1,055	1,055	1,055
Net income	—	—	—	10,977	—	10,977	10,977

Balance at December 31, 2008	35,810	$358	$117,926	$53,935	$895	$173,114	$10,012

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$10,977	$6,595	$1,842
Adjustment to reconcile net income to cash flows provided by operating activities:
Excess tax benefits from stock options	(3,471)	(2,339)	(442)
Deferred income taxes	(3,806)	(163)	(1,656)
Depreciation and amortization	2,153	1,912	1,812
Amortization of investments	2,108	280	308
Stock-based compensation expense	3,532	1,618	1,468
(Gain) loss on sale of investments	(84)	242	164
Loss on disposal of equipment	98	4	4
Change in operating assets and liabilities:
Trade accounts receivable	3,121	(13,934)	(5,011)
License installments	16,592	11,798	18,666
Other current assets	448	1,058	(1,178)
Accounts payable and accrued expenses	7,396	5,206	6,378
Deferred revenue	(947)	16,116	(3,465)
Other long-term assets and liabilities	282	(3,046)	954

Cash flows provided by operating activities	38,399	25,347	19,844

Cash flows from investing activities:
Purchase of marketable securities	(194,474)	(109,323)	(94,012)
Matured and called marketable securities	91,706	78,016	85,675
Sale of marketable securities	93,852	9,158	—
Payments for acquisition	(798)	—	—
Investment in property and equipment	(4,050)	(2,698)	(2,434)

Cash flows used in investing activities	(13,764)	(24,847)	(10,771)

Cash flows from financing activities:
Payments under capital lease obligation	—	(63)	(103)
Issuance of common stock for share-based compensation plans	6,720	10,736	3,496
Proceeds from sale of stock under Employee Stock Purchase Plan	265	179	204
Excess tax benefits from stock options	3,471	2,339	442
Dividend payments to shareholders	(4,368)	(4,307)	(2,122)
Repurchase of common stock	(19,442)	(9,135)	(6,819)

Cash flows used in financing activities	(13,354)	(251)	(4,902)

Effect of exchange rate on cash and cash equivalents	(1,904)	453	523

Net increase in cash and cash equivalents	9,377	702	4,694
Cash and cash equivalents, beginning of year	26,710	26,008	21,314

Cash and cash equivalents, end of year	$36,087	$26,710	$26,008

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$5	$6	$23
Income taxes	$4,956	$3,127	$1,337
Non-cash financing activity:
Dividends payable	$1,080	$1,085	$1,059
Repurchases of common stock unsettled	$379	$569	$—

See notes to consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

(a) Business

The Company develops, markets, licenses, and supports software to automate complex, changing business processes. The Company provides implementation, consulting, training, and technical support services to facilitate the use of its software.

(b) Management estimates and reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant accounts with reported amounts based on estimates and judgments include revenue, trade and installment accounts receivable, allowance for doubtful accounts, allowance for sales credit memos, deferred income taxes, deferred revenue, and share-based compensation.

(c) Principles of consolidation

The consolidated financial statements include the accounts of Pegasystems Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

(d) Presentation

The Company’s revenue is derived from software licenses, maintenance fees related to the Company’s software licenses, and professional services. Revenue from software licenses includes perpetual and term license revenue and subscription revenue. As of January 1, 2008, the Company expanded the presentation of the services revenue and the associated cost of services lines in the consolidated statements of income to separately disclose the amounts related to maintenance and professional services. Maintenance revenue is a significant portion of the Company’s total revenue and is directly attributable to its installed base of software licenses. Professional services revenue includes revenue from consulting services and training. The Company believes separate disclosure of the maintenance revenue and the associated direct costs is meaningful to investors and provides an important measure of the Company’s business performance. Previously reported amounts have been expanded to conform to the current year presentation and have no impact on previously reported total revenue, total cost of revenue or net income.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Foreign currency translation

The translation of assets and liabilities of the Company’s foreign subsidiaries is made at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected in accumulated other comprehensive income. Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in foreign currency transaction (loss) gain, in the accompanying consolidated statements of income.

(b) Revenue recognition

The Company’s revenue is derived from software licenses, maintenance fees related to the Company’s software licenses, and professional services. The Company’s license arrangements, whether involving a perpetual

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

license or a term license, generally contain multiple elements. In addition to the license, these elements generally include professional consulting services, training, and software maintenance services. Revenue from arrangements in which the fair value of one or more undelivered elements is unknown is deferred until the fair value of those elements is known and the residual value of the license can be determined.

Software license revenues

Perpetual software license fees are recognized as revenue when the software is delivered, any acceptance required by contract that is not perfunctory is obtained, no significant obligations or contingencies exist related to the software, other than maintenance support, and all other revenue recognition criteria are met.

Term software license fees are generally payable on a monthly basis under license agreements that typically have a three to five-year term and may be renewed for additional terms at the customer’s option.

As a result of the Company’s focus on frequent sales to its targeted customers, the Company’s strategy is to sell initial term licensing agreements to those customers with the goal to generate follow-on sales, and as a result of extended payment terms, the Company recognizes term license revenue over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met.

Historically, the majority of the Company’s term license arrangements were larger agreements with extended payment terms that did not typically result in follow-on license agreements. The Company has a history of successfully collecting payments under the original payment terms, therefore for these arrangements, the Company has recognized the present value of the future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under these agreements (equal to the difference between the total license payments and the discounted present value of those payments) was initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used were estimates of customers’ borrowing rates at the time of recognition, typically below prime rate, and have varied between 3.25% and 6.7% for the past few years.

For licensing arrangements that include a right to unspecified future products, fees are accounted for as subscriptions and the revenue is recognized ratably over the economic life or term of the arrangement.

Maintenance revenues

Maintenance revenue is deferred and recognized ratably over the term of the support period. Perpetual software maintenance revenue is recognized over the term of the related maintenance agreement, which is generally one year and renewed on an annual basis thereafter. For term licenses, we recognize the entire arrangement fee ratably over the license term when the renewal rate or period is not substantive compared to the term license. In general, maintenance and support obligations are based on separately stated renewal rates in the arrangement that are deemed substantive and therefore represent vendor specific objective evidence (“VSOE”) of fair value.

Professional services revenues

The Company’s services revenue is comprised of fees for training, and consulting services including software implementation. Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from training services and consulting services under time and materials contracts is recognized as services are performed. The Company has VSOE of fair value for our training services, and consulting services under time and materials contracts.

Services may be provided on a fixed-price basis. The Company does not have VSOE of fair value for fixed-price services prior to completion of the services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the software, and when services including maintenance, are the only undelivered element, the Company recognizes the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In a limited number of the Company’s arrangements, the fixed-price services are essential to the arrangement because the Company makes significant alterations to the functionality of the software or builds complex interfaces necessary for the software to be functional in the customer’s environment. The Company has not been able to make reasonably dependable estimates for the purpose of determining the Company’s progress to completion, as the Company has limited experience with these types of unique and complex arrangements. Accordingly, when the fixed-price services are essential to the arrangement, all revenue and costs are deferred until the completion of the fixed-price services under the completed contract method. Revenue from fixed-price services that are not bundled with a software license is generally recognized as performed during the service period, which is typically less than four months.

The Company warrants to its customers that its software products will conform to documented specifications. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which it is already obligated to provide, and consequently it has not established reserves for warranty obligations.

The Company’s agreements with customers generally require it to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2008, the Company had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

Deferred project costs

The Company defers direct costs when a project is being accounted for under the completed contract method or for certain arrangements where all of the required revenue recognition criteria have not been met. The Company reports these deferred project costs in other current assets.

Deferred revenue

Deferred software license revenue typically results from customer specific acceptance provisions and other arrangements for which all of the criteria to recognize revenue have not been met. Deferred maintenance revenue represents software license updates and product support contracts that are typically billed on a per annum basis in advance and are recognized ratably over the support periods. Deferred professional services revenue represents prepayments for consulting and education services that are recognized as the services are performed.

Allowance for doubtful accounts and allowance for sales credit memos

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company’s estimates are based on the composition

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the Company used different assumptions, or if the financial condition of customers were to deteriorate resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

The Company records allowances for estimates of potential sales credit memos. The Company bases these estimates on historical analyses of sales credit memos and assumptions about future events and experience with customer disputes. If the Company used different assumptions in calculating the allowance, adjustments would be reflected as changes to revenue.

(c) Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three years for equipment, including software, and five years for furniture and fixtures. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset. Repairs and maintenance costs are expensed as incurred.

The Company capitalizes and amortizes costs associated with computer software developed or purchased for internal use in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The Company amortizes capitalized software costs generally over three years commencing on the date the software is placed into service. During 2008 and 2007, the Company did not capitalize any costs for computer software developed for internal use. During 2006, the Company capitalized costs totaling $0.4 million for computer software developed for internal use.

(d) Long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of undiscounted cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model at a reporting unit level. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company performed the annual impairment test in the fourth quarters of 2008 and 2007 and determined that goodwill was not impaired.

(e) Research and development and software costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of computer software developed for resale is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Accordingly, capitalization of software costs begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date as technological feasibility is established within a short timeframe from the software’s general availability and, as a result, no internal costs were capitalized during 2008, 2007, and 2006. Amortization of capitalized software is included in the cost of software license. No amortization expense for internally developed capitalized software costs was charged to cost of software license during 2008, 2007, and 2006.

(f) Stock-Based Compensation

In accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123(R)”), the Company recognizes stock-based compensation expense associated with equity awards in its consolidated statements of income based

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the fair value of these awards at the date of grant. The Company adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method, and, accordingly prior period amounts were not restated. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and adjusted each period for anticipated forfeitures. The Company recognizes stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant.

The Company estimates the fair value of stock options using the Black-Scholes option valuation model, which requires management to make estimates of key assumptions including the expected term of the option, the expected volatility of the Company’s stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price. The expected annual dividend yield is based on the expected annual dividend of $0.12 per share divided by the average stock price. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.

(g) Fair value of financial instruments

The principal financial instruments held consist of cash equivalents, marketable securities, accounts receivable, accounts payable, and license installment receivables arising from license transactions.

The carrying values of cash equivalents, marketable securities, accounts receivable, accounts payable and license installment receivables approximate their fair value. See Note 4 “Cash, Marketable Securities, And Fair Value Measurements” for further discussion.

(h) Income taxes

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

As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted on January 1, 2007. See Note 15 “Income Taxes” for further information on the impact of FIN 48 on our consolidated financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2008 the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets,” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”) and “Fair Value Measurements” (“SFAS 157”). EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of EITF 08-7 on our consolidated financial statements will depend upon the nature, terms and size of the intangible assets that may be purchased or acquired after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (“FSP”) FAS 157-2 — “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB released FSP FAS 157-3-“Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. The partial adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of the deferred portion of the pronouncement. See Note 4 “Cash, Marketable Securities, And Fair Value Measurements” for further discussion of the impact of SFAS 157.

In December 2007, the FASB issued SFAS 141 (R). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, the Company will adopt this statement on January 1, 2009. The impact of SFAS 141(R) on our consolidated financial statements will depend upon the nature, terms and size of any business combination that may be entered into after January 1, 2009.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. CASH, MARKETABLE SECURITIES, AND FAIR VALUE MEASUREMENTS

(in thousands)	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$25,575	$—	$—	$25,575
Money market mutual funds	10,512	—	—	10,512

Cash and cash equivalents	36,087	—	—	36,087

Marketable securities:
Municipal bonds	119,843	1,056	(3)	120,896
Government sponsored enterprises	5,999	19	—	6,018
Corporate bonds	4,230	18	(20)	4,228

Marketable securities	130,072	1,093	(23)	131,142

Cash and cash equivalents and marketable securities	$166,159	$1,093	$(23)	$167,229

(in thousands)	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$17,680	$—	$—	$17,680
Money market mutual funds	9,030	—	—	9,030

Cash and cash equivalents	26,710	—	—	26,710

Marketable securities:
Government sponsored enterprises	53,303	94	(15)	53,382
Corporate bonds	68,539	120	(191)	68,468
Municipal bonds	909	3	—	912
Foreign bonds	507	2	—	509

Marketable securities	123,258	219	(206)	123,271

Cash and cash equivalents and marketable securities	$149,968	$219	$(206)	$149,981

The Company considers debt securities with maturities of three months or less when purchased, to be cash equivalents. Purchases and sales of securities are recorded on a settlement-date basis. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company’s investments in government sponsored enterprises include debt securities that may not be backed by the full faith and credit of the U.S. Government. As of December 31, 2008, remaining maturities of marketable debt securities ranged from February 2009 to July 2011. As of December 31, 2007, remaining maturities of marketable debt securities ranged from January 2008 to October 2010. Proceeds from available-for-sale securities that were sold, matured or called during 2008 were $185.6 million with gross realized gains of $0.3 million and $0.2 million gross realized losses. Proceeds from available-for-sale securities that were sold, matured or called during 2007 were $87.2 million with gross realized losses of $0.2 million and no gross realized gains. Proceeds from available-for-sale securities that matured or were called during 2006 were $85.7 million with gross realized losses of $0.2 million and no gross realized gains. Specific identification of the individual securities was used to determine the basis on which the gain or loss was calculated.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008.

(in thousands)	Less than 12 months		12 months or greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$4,164	$(3)	$—	$—	$4,164	$(3)
Corporate bonds	980	(20)	—	—	980	(20)

Totals	$5,144	$(23)	$—	$—	$5,144	$(23)

The Company analyzes its investments for impairments on an ongoing basis. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. The Company has the ability and intent to hold the investments with unrealized losses until anticipated recovery of fair value, which may be maturity. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

Fair Value Measurements

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s marketable securities.

The Company’s investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, or broker dealer quotations and matrix pricing compiled by third party pricing vendors, respectively, which are based on third party pricing sources with reasonable levels of price transparency.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value hierarchy of the Company’s marketable securities at fair value in connection with our adoption of SFAS 157 is as follows:

(in thousands)	December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$10,512	$10,512	$—

Marketable securities:
Municipal bonds	$120,896	$36,776	$84,120
Government sponsored enterprises	6,018	3,007	3,011
Corporate bonds	4,228	4,228	—

Total marketable securities:	$131,142	$44,011	$87,131

5. TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $42.8 million and $45.9 million as of December 31, 2008 and 2007, respectively. Trade accounts receivable includes $6.4 million and $4.1 million as of December 31, 2008 and 2007, respectively, for services earned under time and material arrangements that had not been invoiced at the end of the respective period. The Company maintains allowances for doubtful accounts based on factors such as the composition of accounts receivable, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. These estimates are adjusted periodically to reflect changes in facts and circumstances. The Company’s allowance for doubtful accounts was $0.4 million at December 31, 2008, 2007, and 2006.

The Company also records allowances for estimates of potential sales credit memos when the related revenue is recorded and reviews those allowances periodically. The Company based these estimates on historical analyses of sales credit memos, and assumptions about future events and experience with customer disputes. The Company’s allowance for sales credit memos was $1.1 million as of December 31, 2008, $1.0 million as of December 31, 2007 and $1.2 million as of December 31, 2006. The following reflects the activity of the allowance for sales credit memos for each of three years ended December 31:

(in thousands)	2008	2007	2006
Balance at beginning of year	$986	$1,238	$470
Provision for credit memos	1,777	1,160	2,375
Credit memos issued	(1,638)	(1,412)	(1,607)

Balance at end of period	$1,125	$986	$1,238

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. OTHER CURRENT ASSETS

Other currents assets consist of the following:

(in thousands)	December 31, 2008	December 31, 2007
Deferred cost of services	$—	$1,022
Interest receivables	2,061	1,729
Income tax receivable	514	1,308
Prepaid expenses	838	787
Reimbursable expenses	227	71
Sales tax receivable	511	175

Balance at the end of period	$4,151	$5,092

7. PROPERTY AND EQUIPMENT

The cost and accumulated depreciation and amortization of property and equipment consisted of the following:

(in thousands)	December 31, 2008	December 31, 2007
Computer equipment	$5,798	$5,461
Computer software purchased	1,495	2,278
Computer software developed for internal use	721	721
Furniture and fixtures	2,948	2,424
Leasehold improvements	3,620	3,631
Equipment under capital leases	594	594

	15,176	15,109
Less: accumulated depreciation and amortization	(9,453)	(10,927)

Property and equipment, net of accumulated depreciation and amortization	$5,723	$4,182

Depreciation expense was approximately $1.7 million, $1.5 million, and $1.3 million for the years ended December 31, 2008, 2007, and 2006. Amortization expense was approximately $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2008, 2007, and 2006.

8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

Goodwill represents the residual purchase price paid in a business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing estimated fair value to its carrying value. The Company performed the annual impairment test in the fourth quarters of 2008 and 2007 and determined that goodwill was not impaired.

On March 21, 2008, the Company acquired certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”). Focus provides software products to the banking industry designed to detect and prevent financial fraud and money laundering. The Company believes that the acquisition will extend the Company’s software capabilities and frameworks with respect to its anti-fraud and anti-money laundering

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offerings to the Company’s customers. The initial consideration for the acquisition was approximately $0.8 million in cash, including transaction costs. In addition to the initial purchase consideration, up to approximately $2.1 million of contingent consideration may be due to the former owners of Focus, based on the achievement of certain performance milestones and sales targets during a period of 30 months from the acquisition date. A majority of the contingent consideration will be accounted for as compensation expense, if earned. As a result of the purchase price allocation, the Company recorded intangible assets of $0.8 million, consisting of $0.5 million of technology designs, $0.1 million of non-compete agreements and $0.2 million of goodwill which is deductible for tax purposes. No amount of contingent consideration was earned or paid in 2008. The results of the operations of Focus are included in the results of operations of the Company from the date of acquisition and were nominal.

The following table presents the change in the carrying amount of goodwill:

(in thousands)	2008	2007
Balance as of January 1,	$1,933	$2,346
Goodwill acquired during the year	208	—
Adjustments to goodwill balances	—	(413)

Balance as of December 31,	$2,141	$1,933

During the fourth quarter of 2007, the Company reduced its valuation allowance related to the realization of $0.4 million of certain tax loss and credit carry forwards that we acquired from 1mind Corporation (“1mind”) as part of our acquisition of that company in 2002, which resulted in a corresponding reduction in goodwill.

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is recognized on a straight-line basis over the assets’ estimated useful lives. The technology designs and non-compete agreements are being amortized over their estimated useful lives of four and five years, respectively.

Amortized intangible assets consist of the following:

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2008
Technology designs	$490	$(95)	$395
Non-compete agreements	100	(16)	84
Intellectual property	1,400	$(1,400)	$—

Total	$1,990	$(1,511)	$479

As of December 31, 2007
Intellectual property	$1,400	$(1,400)	$—

Total	$1,400	$(1,400)	$—

Amortization expense for this acquired technology design was $0.1 million, $0, and $29,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Future estimated amortization expense is, $0.1 million, $0.1 million, $0.1 million, $47,000, and $4,000 for the years ended December 31, 2009, 2010, 2011, 2012, and 2013, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. RESTRICTED CASH

The Company has approximately $0.8 million of restricted cash related to amounts deposited to secure a letter of credit for its Cambridge, Massachusetts office operating lease and is included in long-term other assets in the accompanying consolidated balance sheet.

10. ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	December 31, 2008	December 31, 2007
Accrued income taxes	$2,555	$3,625
Accrued other taxes	2,552	1,969
Dividends payable	1,080	1,085
Repurchases of common stock unsettled	379	569
Accrued other	3,359	3,157

Balance at the end of period	$9,925	$10,405

11. DEFERRED REVENUE

Deferred revenue consists of the following:

(in thousands)	December 31, 2008	December 31, 2007
Software license	$12,740	$16,476
Maintenance	15,688	13,334
Professional services and other	3,803	3,368

Balance at the end of period	$32,231	$33,178

12. COMMITMENTS AND CONTINGENCIES

As of December 31, 2008, the Company did not have material commitments for capital or operating expenditures other than a purchase commitment for customer support services and operating leases. The purchase commitment for customer support services covers quality assurance and engineering support for legacy software. The Company’s principal administrative, sales, marketing, support, and research and development operations are located in an approximate 105,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to the Company’s option to extend for two additional five-year periods. The Company also leases space for its other offices in the U.S., Australia, Canada, India, the United Kingdom and in other European countries. These leases expire at various dates through 2013.

As of December 31, 2008, the Company’s known contractual obligations, including future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

(in thousands) For the calendar year	Purchase Obligations	Operating Leases
2009	$2,411	$4,624
2010	130	4,420
2011	—	4,626
2012	—	4,785
2013	—	1,627

Net minimum obligations	$2,541	$20,082

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases and a landlord tenant allowance. The excess of expense over current payments is recorded as deferred rent and included in accrued expenses and other long-term liabilities. As of December 31, 2008, deferred rent of approximately $0.3 million was included in accrued expenses and approximately $1.6 million was included in other long-term liabilities in the accompanying consolidated balance sheet. Total rent expense under operating leases was approximately $5.3 million, $4.7 million, and $3.7 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company is a party in various contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations. Accordingly, no material accruals have been made to the Company’s consolidated balance sheets related to such contract disputes, litigation or potential claims.

13. STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. The Board of Directors has the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. The Company had not issued any shares of preferred stock through December 31, 2008.

(b) Common stock

The Company has 70,000,000 authorized shares of common stock, $0.01 par value per share, of which 35,810,260 shares were issued and outstanding at December 31, 2008.

Since 2004, the Company’s Board of Directors has approved stock repurchase programs that have authorized the Company to repurchase in the aggregate up to $60.0 million of its common stock. Purchases under these programs may be made as market conditions warrant, subject to regulatory and other considerations, from time to time on the open market or in privately negotiated transactions.

The following table is a summary of the Company’s repurchase activity under all of the Company’s repurchase programs for the years ended December 31:

(Dollars in thousands)	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$1,210		$6,872		$4,123
Authorizations		30,000		10,000		10,000
Repurchases paid	1,503,551	(17,969)	799,347	(9,135)	962,420	(6,819)
Repurchases unsettled	32,376	(379)	48,015	(569)		—
Expirations		—		(5,958)		(432)

Authorized dollars remaining as of December 31,		$12,862		$1,210		$6,872

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Dividends

On May 30, 2006, the Company’s Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared $0.12 per share, for the years ended December 31, 2008 and 2007, $0.09 per share for the year ended December 31, 2006, and paid cash dividends of $4.4 million, $4.3 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(d) Warrants summary

In October 2006 and November 2007, the Company issued 2,586 shares and 1,306 shares of its common stock, respectively, in connection with the exercise of warrants originally issued as part of the consideration for its acquisition of 1mind in 2002. These warrants were exercised by former stockholders of 1mind. In accordance with the net exercise provisions of these warrants, the Company withheld 259 shares and 102 shares of the Company’s common stock to cover the exercise price, which shares were valued at approximately $2,000 and $1,200, respectively, based on the average closing price of the Company’s common stock over the ten consecutive trading days ending on the third trading day prior to the exercise date.

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

As of December 31, 2008, there were outstanding warrants to purchase 11,045 shares of the Company’s common stock with a fair value of $4.50 per share and an exercise price of $0.85 per share. These warrants expire in 2012.

14. STOCK-BASED COMPENSATION

In accordance with SFAS 123(R) and beginning on January 1, 2006, the Company recognizes stock-based compensation expense associated with equity awards in its consolidated statements of income based on the fair value of these awards at the date of grant. The Company adopted the provisions of SFAS 123(R) using the modified prospective method, and, accordingly prior period amounts were not restated. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and adjusted each period for anticipated forfeitures. Under this approach, the Company is required to record compensation cost for all share-based awards granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123(R), and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The majority of the Company’s stock-based compensation arrangements vest over either a four or five year vesting schedule and have a ten-year term. The Company recognizes stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance. The Company values its RSUs at the fair value of our common stock on the grant date, which is the closing price of our common stock on the grant date, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period.

During the fourth quarter of 2007, the Company’s Board of Directors also approved the election by employees to receive 50% of their target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash, beginning with the CICP for 2008. If elected by an employee, the equity amount will be equal in value on the date of grant to 50% of his or her target incentive opportunity, based on the employee’s January 2008 base salary. The number of RSUs granted will be determined by dividing 50% of the employee’s target incentive opportunity by the fair value of a RSU on the grant date. If elected, the equity grant will occur during the open trading period following the release of the prior year’s financial results and will vest 100% on the CICP payout date of the following year for all participants. Vesting is conditioned upon threshold funding of the CICP and on continued employment; if threshold funding does not occur, the equity grant will expire. The Company will recognize the associated stock-based compensation expense over the requisite service period beginning on the grant date and ending on the vest date.

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

Beginning in December 2007, the Company began issuing options that allow for the settlement of vested stock options on a net share basis (“net settled stock options”), instead of settlement with a cash payment (“cash settled stock options”). With net settled stock options, the employee will not surrender any cash or shares upon exercise. Rather, the Company will withhold the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the fair value of the shares at the exercise date. The settlement of vested stock options on a net share basis will result in fewer shares issued by the Company. In 2008, the Company began offering certain employees the opportunity to modify and convert certain outstanding cash settled stock options to net settled stock options. These modifications did not result in any additional compensation expense. During 2008, option holders net settled stock options representing the right to purchase a total of 425,000 shares, of which only 152,000 were issued to the option holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes.

Share-Based Compensation Plans:

(a) 1994 Long-term incentive plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (the “1994 Plan”) to provide employees, Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of December 31, 2008, options to purchase an aggregate of approximately 2,861,000 shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) 1996 Non-employee Director stock option plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provides for the grant to non-employee Directors of the Company of options to purchase shares of its common stock. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to provide for (i) the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors following the annual meeting of stockholders (commencing in 2000), of a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. The Compensation Committee administers the Director Plan. As of December 31, 2008, options to purchase an aggregate of approximately 210,000 shares of common stock were outstanding under the Director Plan. The Company does not intend to issue any additional options under the Director Plan in the future.

(c) 1996 Employee stock purchase plan

In 1996, the Company adopted a 1996 Employee Stock Purchase Plan (the “1996 Stock Purchase Plan”) pursuant to which its employees were entitled to purchase up to an aggregate of 1,000,000 shares of common stock at a price equal to the lesser of 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan. During 2005, the Company amended the 1996 Stock Purchase Plan to provide that, for each offering period beginning on May 1, 2005 or later, employees are entitled to purchase shares of common stock at a price equal to 95% of the fair market value on the completion date of the offering period. As of December 31, 2008, approximately 800,000 shares had been issued thereunder. The 1996 Stock Purchase Plan is tax qualified and as of December 31, 2008 no compensation expense related to shares issued under the plan had been recognized for financial statement purposes. The 1996 Stock Purchase Plan was terminated on November 1, 2006.

(d) 2004 Long-term incentive plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. As of December 31, 2008, a total of 7,000,000 shares of common stock had been authorized under the 2004 Plan and approximately 3,588,000 shares were subject to outstanding options and stock-based awards. Beginning in June 2006, each member of the Company’s Board of Directors (except the Company’s Chairman and Chief Executive Officer) is entitled to receive on an annual basis a number of shares of unrestricted common stock equal to $55,000 divided by the fair market value of its common stock on the grant date. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 2004 Plan generally vest over five years and expire no later than ten years from the date of grant.

(e) 2006 Employee stock purchase plan

In 2006, the Company adopted a 2006 Employee Stock Purchase Plan (the “2006 Stock Purchase Plan”) pursuant to which the Company’s employees are entitled to purchase up to an aggregate of 500,000 shares of common stock at a price equal to 85% of the fair market value of the Company’s common stock on either the

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commencement date or completion date for offerings under the plan, whichever is less, or such higher price as the Company’s Board of Directors may establish from time to time. Until the Company’s Board of Directors determines otherwise, the Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. As a result, the 2006 Stock Purchase Plan is non-compensatory under SFAS 123(R) and is tax qualified. Therefore as of December 31, 2008, no compensation expense related to shares issued under the plan had been recognized for financial statement purposes. The first offering period under the 2006 Stock Purchase Plan began November 1, 2006. As of December 31, 2008, approximately 42,000 shares had been issued thereunder.

Shares reserved

As of December 31, 2008, there were approximately 2,417,000 shares available for future issuance under the Company’s stock plans, consisting of approximately 1,959,000 shares under the 2004 Plan and approximately 458,000 shares under the 2006 Stock Purchase Plan. There were no shares available for future issuance under the 1994 Plan, the Director Plan or the 1996 Stock Purchase Plan.

Equity grants, Assumptions and Activity

The Company periodically grants stock options and RSUs for a fixed number of shares to employees and non-employee Directors. The exercise price for stock options is greater than or equal to the fair market value of the shares at the date of the grant. In July 2007 and May 2008, the Company granted unrestricted common stock to members of its Board of Directors (other than the Company’s Chairman and Chief Executive Officer) in lieu of the annual stock option grant historically made. The following table presents the stock-based compensation expense included in the Company’s consolidated statements of income for 2008, 2007, and 2006.

(in thousands, except per share amounts)	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Stock-based compensation expense:
Cost of services	$995	$490	$286
Selling and marketing	807	436	520
Research and development	539	130	135
General and administrative	1,191	562	527

Total stock-based compensation before tax	3,532	1,618	1,468
Income tax benefit	(1,090)	(430)	(520)

Net stock-based compensation expense	$2,442	$1,188	$948

The Company estimates the fair value of stock options using a Black-Scholes option valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on the review of historical forfeiture data for the Company’s employees, an annual forfeiture rate of 5-20% has been applied and is re-evaluated and adjusted as necessary. Ultimately, the Company recognizes the actual expense over the vesting period only for the shares that vest. The weighted average grant date fair value for stock options granted in 2008, 2007, and 2006 was $4.75, $5.44, and $5.20 per share, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used in the Black-Scholes option valuation model are as follows:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Expected volatility (1)	46%	53%	75%
Expected term in years (2)	5.9	5.6	6.1
Risk-free interest rate (3)	2.36%	4.02%	4.81%
Expected annual dividend yield (4)	1.07%	1.19%	.97%

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.
(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.
(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumptions used for options granted during the applicable period. In July 2006, the Company began paying an on-going quarterly cash dividend of $0.03 per share of common stock. The expected annual dividend yield for the year ended December 31, 2008 is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price. The expected annual dividend yield for the year ended December 31, 2006 includes the weighted average impact of expected dividends beginning July 2006.

SFAS 123(R) provides that for the purposes of calculating the pool of excess tax benefits (“APIC pool”), the Company should include the net excess tax benefits that would have qualified had the Company adopted SFAS 123(R) from inception. The FASB issued FSP 123(R)-3 “Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards” (“FSP 123(R)-3”), which provides an alternative transition method to calculate the beginning pool of excess tax benefits. The Company elected to adopt the alternative transition method (“short cut method”) in calculating their historical APIC pool of windfall tax benefits in regards to its share-based compensation.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined stock option activity under the Company’s stock option plans for the years ended December 31, 2008, 2007, and 2006:

	Cash settled options (in thousands)	Net settled options (in thousands)	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of January 1, 2006	9,728	—	$7.86	6.02
Granted	490	—	8.11
Exercised	(640)	—	5.46
Forfeited/expired	(1,142)	—	8.70

Options outstanding as of December 31, 2006	8,436	—	7.94	5.63	$24,658
Granted	285	408	11.39
Exercised	(1,679)	—	6.39
Forfeited/expired	(214)	—	10.03

Options outstanding as of December 31, 2007	6,828	408	8.57	5.06	$30,028
Granted	—	551	11.38
Modified (cash settled to net settled)	(4,594)	4,594	6.54
Exercised	(931)	(425)	7.10
Cancelled	(101)	(83)	9.98

Options outstanding as of December 31, 2008	1,202	5,045	$9.09	4.77	$24,063
Weighted-average exercise price, as of December 31, 2008	$9.54	$8.99
Vested and expected to vest as of December 31, 2008	1,076	4,599	$8.93	4.37	$23,223
Weighted-average exercise price of options vested and expected to vest, as of December 31, 2008	$9.57	$8.78
Exercisable as of December 31, 2008	964	4,071	$8.68	3.80	$22,373
Weighted-average exercise price of options exercisable, as of December 31, 2008	$9.59	$8.47

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) during the years ended December 31, 2008, 2007, and 2006 was $7.6 million, $7.5 million, and $1.6 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2008 is based on the difference between the closing price of the Company’s stock of $12.36 on December 31, 2008 and the exercise price of the applicable stock options.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company had unrecognized compensation expense related to the unvested portion of stock options of approximately $2.1 million that is expected to be recognized as expense over a weighted-average period of approximately 2.0 years.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2008 was $6.7 million. The actual tax benefit for the tax deductions from stock option exercises for year ended December 31, 2008 totaled $3.5 million.

The following table summarizes the combined RSU activity for periodic grants and the CICP under the 2004 Plan for the year ended December 31, 2008. In 2007, the Company granted approximately 204,000 RSUs to certain employees with a weighted-average grant date fair value of $11.71.

	Shares (in thousands)	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested at January 1, 2008	204	$11.71
Granted	271	11.23
Vested	(37)	11.71
Forfeited	(26)	11.40

Nonvested at December 31, 2008	412	$11.41	2.06	$4,961

Vested and expected to vest at December 31, 2008	251	$11.28	1.62	$3,027

The RSUs associated with periodic grants vest over five years with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years. The RSUs granted in connection with the 2008 CICP will vest 100% on March 13, 2009, the CICP payout date. The Company expenses its stock-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. As of December 31, 2008, the Company had approximately $2.0 million of unrecognized compensation cost related to all unvested RSUs that is expected to be recognized as expense over a weighted-average period of 2.1 years.

15. INCOME TAXES

The components of income before provision (benefit) for income taxes are as follows for the years ended December 31:

(in thousands)	2008	2007	2006
Domestic	$13,221	$8,343	$(643)
Foreign	2,451	1,599	1,830

Total	$15,672	$9,942	$1,187

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

(in thousands)	2008	2007	2006
Current:
Federal	$6,947	$2,281	$422
State	647	350	187
Foreign	907	879	393

Total current	8,501	3,510	1,002

Deferred:
Federal	(2,651)	582	(1,328)
State	(1,063)	(699)	(423)
Foreign	(92)	(46)	94

Total deferred	(3,806)	(163)	(1,657)

Total provision (benefit)	$4,695	$3,347	$(655)

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit and tax credits	(1.4)	(2.4)	(24.1)
Permanent differences	2.7	3.3	14.2
Extraterritorial income exclusion and domestic production activities	(3.4)	(3.2)	(59.1)
Federal research and experimentation credits	(4.9)	(4.6)	(20.5)
Tax effects of foreign activities	(1.6)	(0.8)	(24.3)
Changes in deferred tax liabilities	—	—	7.4
Tax-exempt income	(3.9)	—	—
Provision to return adjustments	0.3	1.5	1.7
Tax exposure reserve	8.3	1.9	13.7
Valuation allowance	(1.3)	1.0	0.9
Other	0.2	2.0	(0.1)

Effective income tax rate	30.0%	33.7%	(55.2)%

The difference in the Company’s effective federal tax rate for 2008 as compared to the statutory rate was primarily the result of changes to the following tax provision items: domestic production activities, tax-exempt income, and federal and state credits, all of which reduced the Company’s effective tax rate. These decreases in the rate were offset by permanent differences for meals and entertainment and an increase in the Company’s reserve for uncertain tax positions, the majority of which is related to state income tax credits.

The Company has recorded a FIN 48 liability for uncertain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additions or reductions to the FIN 48 liability will be reflected in the Company’s effective tax rate in the period that additional facts become known.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets and liabilities are as follows:

(in thousands)	2008	2007
Software revenue	$1,990	$306
Depreciation	487	872
Accruals and reserves	5,255	3,584
Unrealized loss on investments	(7)	(5)
Intangibles	27	—
Tax credit carry forwards	3,700	3,402

Net deferred tax assets	11,452	8,159
Less valuation allowances	—	(204)

Net deferred income taxes	$11,452	$7,955

Reported as:
Current deferred tax asset, included in other current assets	$4,351	$2,148
Long-term deferred income tax assets	7,101	5,807

Net deferred income taxes	$11,452	$7,955

A valuation allowance has been provided for certain deferred tax assets when it is more likely than not that the Company will not realize the entire benefit of the assets. The $0.2 million decrease in the valuation allowance during 2008 was primarily due to realization of benefits related to capital losses. The $0.6 million decrease in the valuation allowance during 2007 was primarily due to realization of approximately $0.3 million of tax benefits generated on the exercise of stock options, which were recorded directly to equity, and the realization of approximately $0.4 million of certain tax loss and credit carry forwards that were acquired in the 1mind acquisition and were recorded as a reduction to goodwill. These decreases were offset by an increase in the valuation allowance of $0.1 million due to additional capital loss carry forwards in the period.

As of December 31, 2008, the Company had available $3.7 million of state tax research and experimentation (“R&E”) and investment tax credits expiring in the years 2011 through 2023.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $9.8 million as of December 31, 2008. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of SFAS 109 as well as Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes — Special Areas” (“APB 23”).

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recorded the cumulative effect of applying the provisions of FIN 48 and recorded a $1.5 million reduction to the January 1, 2007 retained earnings.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2008
Balance as of January 1, 2008	$9,825
Additions based on tax positions related to the current year	450
Additions for tax positions of prior years	860
Reductions for tax positions of prior years	(4,934)

Balance as of December 31, 2008	$6,201

Included in the balance as of December 31, 2008 are $2.2 million of tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred tax accounting, other than interest and penalties, a change in the income recognition period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

As of December 31, 2008, the total amount of unrecognized tax benefits totaled approximately $6.2 million, of which $5.2 million, if recognized, would favorably affect our effective tax rate in any future period. The Company expects that the changes in the unrecognized benefits within the next twelve months would be approximately $1.3 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition. The Company expects to settle its income tax audit with the UK, as discussed further below, in the next twelve months but is uncertain as to the amount.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2008, the Company recognized approximately $1.7 million of interest expense and $0.1 million of penalties related to the $6.2 million uncertain tax positions.

The Company files income tax returns in the U.S. federal and state jurisdictions and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state, or local, or foreign income tax examinations by tax authorities for the years before 2001. Currently, the Company is under examination in the UK for the tax years 2001 through 2004. With few exceptions, the statute of limitations remains open in all other jurisdictions for the tax years 2005 to the present.

The Company reported in its reconciliation of gross uncertain tax benefits a $4.9 million reduction in unrecognized tax benefits for the year ended December 31, 2008. The reduction relates to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition. This reduction does not affect the annual effective tax rate. The gross reduction reported in the current period reflects a change in management’s judgment as to the timing of recognition of such items in accordance with FIN 48 and an increase in the estimated amounts to be recognized since the close of the prior reporting period.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, warrants and RSUs, using the treasury stock method and the average market price of our common stock during the applicable period. Certain shares related to some of our outstanding stock options, warrants, and RSUs were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

(in thousands, except per share data)	Year Ended December 31,
	2008	2007	2006
Basic
Net income	$10,977	$6,595	$1,842

Weighted-average common shares outstanding	36,146	35,875	35,229

Earnings per share, basic	$0.30	$0.18	$0.05
Diluted
Net income	$10,977	$6,595	$1,842

Weighted-average common shares outstanding	36,146	35,875	35,229
Effect of assumed exercise of stock options, warrants and RSUs	1,459	1,558	1,905

Weighted-average common shares outstanding, assuming dilution	37,605	37,433	37,134

Earnings per share, diluted	$0.29	$0.18	$0.05
Outstanding options, warrants and RSUs excluded as impact would be anti-dilutive	1,523	1,121	2,971

17. SEGMENT REPORTING

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

(Dollars in thousands)	2008		2007		2006
U.S.	$131,250	62%	$104,952	65%	$79,903	63%
United Kingdom	40,063	19%	34,278	21%	19,741	16%
Europe, other	27,345	13%	8,755	5%	11,606	9%
Other	12,989	6%	13,964	9%	14,773	12%

	$211,647	100%	$161,949	100%	$126,023	100%

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No customers accounted for more than 10% of the Company’s revenue in 2008, 2007, and 2006. The following table summarizes the Company’s concentration of credit risk associated with customers accounting for more than 10% of the Company’s outstanding trade receivables and long and short-term license installments as of December 31:

(Dollars in thousands)	2008	2007
Trade receivables	$42,801	$45,922
Customer A	—	19%
Customer B	—	14%
Customer C	12%	—

Long and short-term license installments	$10,858	$27,450
Customer C	—	24%
Customer E	30%	15%
Customer D	16%	—
Customer F	12%	—
Customer G	11%	—

The Company’s financial services and insurance customers as a group represent a significant amount of the Company’s revenues and receivables, which the Company considered and determined it did not have a material impact on its allowances for doubtful accounts and sales credit memos as of December 31, 2008.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of marketable securities, trade accounts receivable and license installments receivable. The Company records long-term license installments in accordance with its revenue recognition policy, which results in long-term installment receivables from customers (due in periods exceeding one year from the reporting date, primarily from large organizations with strong credit ratings). The Company grants credit to customers who are located throughout the world. The Company performs credit evaluations of customers and generally does not request collateral from customers. Future installments due under term licenses as of December 31, 2008 were as follows:

(in thousands) Year ended December 31,	License Installments (1)
2009	$5,445
2010	2,790
2011	2,215
2012	1,292

11,742
Unearned installment interest income	(884)

Total license installments receivable, net	$10,858

(1)	These amounts have previously been recognized as license revenue, net of unearned installment interest income and consist of approximately $5.4 million of short-term license installments and approximately $5.4 million of long-term license installments included in the accompanying consolidated balance sheet as of December 31, 2008. For these agreements, we recognized the present value of future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution retirement plan for qualifying employees pursuant to which the Company makes discretionary matching profit sharing contributions. Company contributions under the plan totaled approximately $1.3 million in 2008, $1.0 million in 2007, and $0.8 million in 2006. In addition, the Company has defined contribution plans for qualifying international employees and contributions expensed under those plans totaled approximately $0.6 million in 2008, approximately $0.3 million in 2007, and approximately $0.2 million in 2006.

19. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2008
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$48,478	$51,119	$52,698	$59,352
Gross profit	28,926	30,346	32,142	38,476
Income from operations	2,166	2,584	3,441	6,288
Income before provision for income taxes	4,177	4,029	2,717	4,749
Net income	2,944	2,852	2,351	2,830
Earnings per share, basic	$0.08	$0.08	$0.06	$0.08
Earnings per share, diluted	$0.08	$0.08	$0.06	$0.08

	2007
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$37,489	$35,663	$42,041	$46,756
Gross profit	21,925	21,343	26,320	27,159
Income (loss) from operations	(244)	(939)	2,957	177
Income before provision for income taxes	1,557	1,080	5,154	2,151
Net income	1,020	647	3,510	1,418
Earnings per share, basic	$0.03	$0.02	$0.10	$0.04
Earnings per share, diluted	$0.03	$0.02	$0.09	$0.04

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control — Integrated Framework issued by the COSO.

Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included on page 40.

(c) Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2008, we completed our testing of the changes in our internal controls over financial reporting with respect to the material weakness related to accounting for complex software revenue recognition transactions that we reported at December 31, 2007 and continued to report during each of the three quarters of 2008. At December 31, 2008 we have determined that, as a result of the changes to our internal controls during the first three quarters of 2008 and management’s testing of these changes, the previously reported material weakness was remediated. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is contained in our proxy statement for our 2009 Annual Stockholders Meeting (the “2009 proxy statement”) under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2009 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our Board of Directors and procedures of security holders to recommend nominees to our Board of Directors is contained in the 2009 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

EXECUTIVE OFFICERS

The names of our executive officers and certain information about them are set forth below as of February 1, 2009:

There are no family relationships among any of our executive officers or Directors.

Alan Trefler, age 52, a founder of Pegasystems, serves as Chief Executive Officer and Chairman and has been a Director since we organized in 1983. Prior to 1983, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in Economics and Computer Science from Dartmouth College.

Craig Dynes, age 53, joined Pegasystems in September 2006 as Chief Financial Officer and Senior Vice President. Mr. Dynes also served as the Company’s principal accounting officer from November 2007 until May 2008. From 2004 to 2006, Mr. Dynes served as Chief Financial Officer at Demandware, a venture-backed enterprise software firm. From 2003 to 2004, Mr. Dynes served as President and CEO of Narad Networks, a manufacturer of equipment for the cable television industry. From 1997 to 2002, Mr. Dynes served as Chief Financial Officer of SilverStream Software, Inc., an application development software company. Prior to SilverStream, Mr. Dynes held senior financial positions at Sybase Inc. and Powersoft Corp. Mr. Dynes is a graduate of the Richard Ivey School of Business Administration, the University of Western Ontario and is a Canadian Chartered Accountant.

Efstathios Kouninis, age 47, joined Pegasystems in April 2008 as Vice President of Finance. In May 2008, the Board of Directors appointed Mr. Kouninis as the Company’s Chief Accounting Officer. From February 2006 to April 2008, Mr. Kouninis served as Chief Financial Officer and Treasurer of Tasker Products Corporation, a publicly traded manufacturer of antimicrobial chemicals. From November 2004 to February 2006, Mr. Kouninis served on the Staff of the Division of Corporation Finance of the U. S. Securities and Exchange Commission. From January 2004 to November 2004, Mr. Kouninis served as Director of Finance at Bottomline Technologies, a publicly traded software company. Mr. Kouninis holds a Post Baccalaureate in Accounting, a M.S. in taxation from Bentley College, and a B.S. from the University of Massachusetts.

Douglas Kra, age 46, joined Pegasystems in November 2004 as Vice President of Global Services. From 2002 to 2004, Mr. Kra served as Vice President at eLoyalty Corp., a consulting company specializing in customer relationship management. From 2000 to 2001, Mr. Kra served as President of Zefer Corp., an internet consulting firm. Prior to Zefer, Mr. Kra spent ten years at Cambridge Technology Partners Inc. in a variety of senior roles. He holds a B.A. in Computer Science from Brandeis University and an M.B.A. in finance from the New York University Stern School of Business.

Max Mayer, age 59, joined Pegasystems in 2004 as Vice President of Corporate Development. In November 2008, Mr. Mayer was promoted to Senior Vice President of Corporate Development. From 1999 to 2004, Mr. Mayer served as President and CEO of The Mayer Group, a management consulting firm. From 1995 to 1996, Mr. Mayer was President of Norstan, a publicly traded communications company. Prior to 1995, Mr. Mayer spent 15 years with Digital Equipment Corporation. He holds a B.A. from the University of Pennsylvania, an M.B.A. from Boston University, and completed executive education at Insead in Fontainebleau, France.

Michael Pyle, age 54, joined Pegasystems in 1985 and has served as Senior Vice President of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle’s professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the U.S. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the Civil Service College in London.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the 2009 proxy statement under the headings “Directors Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters, And Issuer Purchases Of Equity Securities in Part II of this report. Information required by this item with respect to stock ownership of certain beneficial owners and management is contained in the 2009 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the 2009 proxy statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in the 2009 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
Craig Dynes
Senior Vice President, Chief Financial Officer (principal financial officer) (duly authorized officer)

Date: March 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 9, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CRAIG DYNES Craig Dynes	Senior Vice President, Chief Financial Officer (principal financial officer)

/s/ EFSTATHIOS KOUNINIS Efstathios Kouninis	Vice President of Finance and Chief Accounting Officer (principal accounting officer)

/s/ RICHARD JONES Richard Jones	Vice Chairman and Director

/s/ STEVEN KAPLAN Steven Kaplan	Director

/s/ JAMES O’HALLORAN James O’Halloran	Director

/s/ WILLIAM WYMAN William Wyman	Director

EXHIBIT INDEX

Exhibit No.	Description
3.3	Restated Articles of Organization, of the Registrant. (Filed as exhibit 99.2 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

3.4	Restated By-Laws of the Registrant. (Filed as exhibit 99.3 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.4	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.6	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

+10.7++	2004 Long-Term Incentive Plan, as amended on November 24, 2008.

+10.8++	Form of Restricted Stock Unit Agreement, as amended on October 1, 2008.

+10.9++	Form of Employee Stock Option Agreement, as amended on October 1, 2008.

10.10	Form of Non-Employee Director Stock Option Agreement. (Filed as exhibit 10.2 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference.)

10.11++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004. (Filed as exhibit 10.20 to the Registrant’s 2004 Form 10-K and incorporated herein by reference.)

10.12	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated herein by reference.)

10.13++	2007 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s April 9, 2007 Form 8-K and incorporated herein by reference.)

10.14++	2007 Section 16 Officers Base Salaries and Target Bonus Percentages. (Filed as Exhibit 99.2 to the Registrant’s April 9, 2007 Form 8-K and incorporated herein by reference.)

10.15++	Offer Letter between the Registrant and Edward L. Hughes dated February 21, 2006. (Filed as Exhibit 99.2 to the Registrant’s February 27, 2006 Form 8-K and incorporated herein by reference.)

10.16++	2006 Employee Stock Purchase Plan, as amended on February 14, 2008. (Filed as exhibit 10.15 to the Registrant’s 2007 Form 10-K and incorporated herein by reference.)

10.17++	Compensation program for members of the Registrant’s Board of Directors, effective May 30, 2006. (Detailed in Registrant’s June 5, 2006 Form 8-K and incorporated herein by reference.)

10.18++	Offer Letter between the Registrant and Craig A. Dynes dated September 7, 2006. (Filed as Exhibit 99.1 to the Registrant’s September 7, 2006 Form 8-K and incorporated herein by reference.)

10.19	Amendment Number 10 to Lease Agreement dated July 24, 2006 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.1 to the Registrant’s September 30, 2006 Form 10-Q and incorporated herein by reference.)

10.20++	Amendment to Stock Option Agreement between the Registrant and Richard H. Jones dated December 29, 2006. (Filed as Exhibit 99.1 to the Registrant’s January 4, 2007 Form 8-K and incorporated herein by reference.)

10.21++	2008 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 21, 2008 Form 8-K and incorporated herein by reference.)

10.22++	2008 Section 16 Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 21, 2008 Form 8-K and incorporated herein by reference.)

10.23++	Offer Letter between the Registrant and Efstathios A. Kouninis dated April 25, 2008. (Filed as Exhibit 99.1 to the Registrant’s June 5, 2008 Form 8-K and incorporated herein by reference.)

10.24	Amendment Number 11 to Lease Agreement dated as of June 11, 2008 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.2 to the Registrant’s June 30, 2008 Form 10-Q and incorporated herein by reference.)

+10.25++	Offer Letter between the Registrant and Max Mayer dated April 20, 2004.

+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.
+	Filed herewith