Form 10-Q
period 2009-03-31
PEGASYSTEMS INC
filed 2009-05-05
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 35,656,401 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 29, 2009.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of March 31, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$37,799	$36,087
Marketable securities	135,232	131,142

Total cash and cash equivalents and marketable securities	173,031	167,229
Trade accounts receivable, net of allowances of $1,491	45,996	42,801
Short-term license installments	5,508	5,445
Deferred income taxes	4,354	4,351
Other current assets	3,936	4,151

Total current assets	232,825	223,977
Long-term license installments, net	5,027	5,413
Property and equipment, net	6,234	5,723
Long-term deferred income taxes and other assets	8,365	8,117
Intangible assets, net	443	479
Goodwill	2,141	2,141

Total assets	$255,035	$245,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,792	4,726
Accrued expenses	11,784	9,925
Accrued compensation and related expenses	11,258	18,015
Deferred revenue	44,260	32,231

Total current liabilities	70,094	64,897
Income taxes payable	5,802	5,665
Other long-term liabilities	2,086	2,174

Total liabilities	77,982	72,736

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 70,000 shares authorized; 35,663 shares and 35,810 shares issued and outstanding	357	358
Additional paid-in capital	113,988	117,926
Retained earnings	61,502	53,935
Accumulated other comprehensive income	1,206	895

Total stockholders’ equity	177,053	173,114

Total liabilities and stockholders’ equity	$255,035	$245,850

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue:
Software license	$28,036	$17,485
Maintenance	11,948	8,899
Professional services	22,383	22,094

Total revenue	62,367	48,478

Cost of revenue:
Cost of software license	31	—
Cost of maintenance	1,437	1,232
Cost of professional services	19,063	18,320

Total cost of revenue	20,531	19,552

Gross profit	41,836	28,926

Operating expenses:
Selling and marketing	15,436	14,681
Research and development	9,119	7,022
General and administrative	4,946	5,057

Total operating expenses	29,501	26,760

Income from operations	12,335	2,166
Installment receivable interest income	75	75
Other interest income, net	802	1,655
Foreign currency transaction (loss) gain	(812)	257
Other income, net	10	24

Income before provision for income taxes	12,410	4,177
Provision for income taxes	3,768	1,233

Net income	$8,642	$2,944

Earnings per share, basic	$0.24	$0.08

Earnings per share, diluted	$0.23	$0.08

Weighted-average number of common shares outstanding, basic	35,670	36,098
Weighted-average number of common shares outstanding, diluted	37,421	37,311
Dividends per share	$0.03	$0.03

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$8,642	$2,944
Adjustment to reconcile net income to provided by operating activities:
Excess tax benefit from stock options	(2,188)	(643)
Deferred income taxes	(625)	(538)
Depreciation, amortization and other non-cash items	609	456
Amortization of investments	943	91
Stock-based compensation expense	1,698	603
Change in operating assets and liabilities:
Trade accounts receivable	(3,195)	10,433
License installments	323	(1,036)
Other current assets	196	(277)
Accounts payable and accrued expenses	(4,691)	(6,986)
Deferred revenue	12,029	8,727
Other long-term assets and liabilities	110	151

Cash provided by operating activities	13,851	13,925

Investing activities:
Purchase of marketable securities	(12,593)	(82,775)
Matured and called marketable securities	7,975	23,150
Sale of marketable securities	—	42,356
Payments for acquisition	—	(779)
Investment in property and equipment	(1,160)	(474)

Cash used in investing activities	(5,778)	(18,522)

Financing activities:
Issuance of common stock for share-based compensation plans	551	530
Excess tax benefit from stock options	2,188	643
Dividend payments to shareholders	(1,080)	(1,085)
Repurchase of common stock	(7,796)	(2,201)

Cash used in financing activities	(6,137)	(2,113)

Effect of exchange rate on cash and cash equivalents	(224)	134

Net increase (decrease) in cash and cash equivalents	1,712	(6,576)
Cash and cash equivalents, beginning of period	36,087	26,710

Cash and cash equivalents, end of period	$37,799	$20,134

Supplemental disclosures:
Income taxes	$1,494	$173
Non-cash financing activity:
Dividends payable	$1,075	$1,089
Repurchases of common stock unsettled	$594	$140

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2009.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”, (“ SFAS 157”), defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The Company adopted SFAS 157 as it relates to its recurring financial assets and liabilities on January 1, 2008 and as it relates to its nonfinancial assets and liabilities on January 1, 2009. The adoption of SFAS 157 in 2008 and 2009 did not have a significant impact on the Company’s consolidated financial statements. See Note 2. “Cash, Marketable Securities, and Fair Value Measurements” for further discussion of the impact of SFAS 157.

2.	CASH, MARKETABLE SECURITIES, AND FAIR VALUE MEASUREMENTS

As of March 31, 2009 and December 31, 2008, the Company’s cash and cash equivalents and marketable securities consisted of the following:

	As of March 31, 2009
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$30,195	$—	$—	$30,195
Money market mutual funds	5,604	—	—	5,604
Municipal bonds	2,000	—	—	2,000

Cash and cash equivalents	37,799	—	—	37,799

Marketable securities:
Municipal bonds	127,275	1,484	(11)	128,748
Government sponsored enterprises	2,252	4	—	2,256
Corporate bonds	4,220	26	(18)	4,228

Marketable securities	133,747	1,514	(29)	135,232

Cash and cash equivalents and marketable securities	$171,546	$1,514	$(29)	$173,031

	As of December 31, 2008
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$25,575	$—	$—	$25,575
Money market mutual funds	10,512	—	—	10,512

Cash and cash equivalents	36,087	—	—	36,087

Marketable securities:
Municipal bonds	119,843	1,056	(3)	120,896
Government sponsored enterprises	5,999	19	—	6,018
Corporate bonds	4,230	18	(20)	4,228

Marketable securities	130,072	1,093	(23)	131,142

Cash and cash equivalents and marketable securities	$166,159	$1,093	$(23)	$167,229

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value in connection with our adoption of SFAS 157 is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	As of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$5,604	$5,604	$—
Municipal bonds	2,000	2,000	—

Total cash equivalents:	$7,604	$7,604	$—

Marketable securities:
Municipal bonds	$128,748	$22,800	$105,948
Government sponsored enterprises	2,256	—	2,256
Corporate bonds	4,228	4,228	—

Total marketable securities:	$135,232	$27,028	$108,204

We adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) on January 1, 2009. During the first quarter of 2009, we did not record any fair value measurements on any assets or liabilities that are measured at fair value on a nonrecurring basis.

3.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $46.0 million and $42.8 million as of March 31, 2009 and December 31, 2008, respectively. Trade accounts receivable includes $7.2 million and $6.4 million for services earned under time and material arrangements that had not been invoiced as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, the Company’s allowances include an allowance for doubtful accounts of $0.4 million and an allowance for sales credit memos of $1.1 million.

4.	ACQUISITION

On March 21, 2008, the Company acquired certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”). Focus provides software products to the banking industry designed to detect and prevent financial fraud and money laundering. The Company believes that the acquisition will extend the Company’s software capabilities and frameworks with respect to its anti-fraud and anti-money laundering offerings to the Company’s customers. The initial consideration for the acquisition was approximately $0.8 million in cash, including transaction costs. In addition to the initial purchase consideration, up to approximately $2.1 million of contingent consideration may be due to the former owners of Focus, based on the achievement of certain performance milestones and sales targets during a period of 30 months from the acquisition date. A majority of the contingent consideration will be accounted for as compensation expense, if earned. As a result of the purchase price allocation, the Company recorded intangible assets of $0.8 million, consisting of $0.5 million of technology designs, $0.1 million of non-compete agreements and $0.2 million of goodwill which is deductible by the Company for tax purposes. The technology designs and non-compete agreements are being amortized over their estimated useful lives of four and five years, respectively. No amount of contingent consideration was earned or paid in 2008 or during the first quarter of 2009. The results of the operations of Focus are included in the results of operations of the Company from the date of acquisition and were nominal.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	As of March 31, 2009	As of December 31, 2008
Accrued income taxes	$3,118	$2,555
Accrued other taxes	2,315	2,552
Dividends payable	1,075	1,080
Repurchases of common stock unsettled	594	379
Accrued other	4,682	3,359

Balance at the end of period	$11,784	$9,925

6.	DEFERRED REVENUE

Deferred revenue consists of the following:

(in thousands)	As of March 31, 2009	As of December 31, 2008
Software license	$17,369	$12,740
Maintenance	23,213	15,688
Professional services and other	3,678	3,803

Balance at the end of period	$44,260	$32,231

7.	COMPREHENSIVE INCOME

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of currency translation adjustments and available-for-sale securities valuation adjustments. The Company’s total comprehensive income is as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Comprehensive income:
Net income	$8,642	$2,944
Other comprehensive income:
Unrealized gain on securities, net of tax	421	181
Foreign currency translation adjustments	(110)	83

Comprehensive income	$8,953	$3,208

8.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires all share-based payments be recognized as expense based on their fair values at the grant date over the requisite service period, which is generally five years, other than the service period for restricted stock units (“RSUs”) under the Company’s Corporate Incentive Compensation Plan (the “CICP”), which is one year. Stock-based compensation expense is recognized under the ratable method, which treats each vesting tranche as if it were an individual grant, and is adjusted each period for anticipated forfeitures. The Company periodically grants stock options and RSUs for a fixed number of shares to employees and non-employee Directors. In addition, employees may elect to receive 50% of their target incentive compensation under the CICP in the form of RSUs instead of cash. For the three months ended March 31, 2009, the Company issued approximately 295,000 shares from option exercises and vesting of restricted stock units and approximately 2,000 shares to its non-employee Directors. As of March 31, 2009, there were approximately 2,307,000 shares available for future issuance under the Company’s stock plans.

The following table summarizes stock-based compensation as reflected in the Company’s unaudited condensed consolidated statements of income:

	Three Months Ended March 31,
(in thousands)	2009	2008
Stock-based compensation expense:
Cost of revenue	$506	$204
Selling and marketing	370	160
Research and development	248	85
General and administrative	574	154

Total stock-based compensation before tax	1,698	603
Income tax benefit	(584)	(219)

Net stock-based compensation expense	$1,114	$384

Stock Options

The fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following weighted- average assumptions:

	Three Months Ended March 31,
	2009	2008
Expected volatility (1)	43%	51%
Expected term in years (2)	5.9	5.9
Risk-free interest rate (3)	1.98%	2.46%
Expected annual dividend yield (4)	1.02%	1.13%
Weighted-average grant date fair value	$6.07	$4.37

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.

(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.

(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities with a term that corresponds to the expected option term at the time of grant.

(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumption used for options granted during the period. The expected annual dividend yield is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

Beginning in December 2007, the Company began issuing options that allow for the settlement of vested stock options on a net share basis (“net settled stock options”), instead of settlement with a cash payment (“cash settled stock options”). With net settled stock options, the employee will not surrender any cash or existing shares upon exercise. Rather, the Company will withhold the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the fair value of the shares at the exercise date. The settlement of vested stock options on a net share basis will result in fewer shares issued by the Company. In the second quarter of 2008, the Company began offering certain employees the opportunity to modify and convert certain outstanding cash settled stock options to net settled stock options. These modifications did not result in any material additional compensation expense. During the first quarter of 2009, option holders net settled stock options representing the right to purchase a total of approximately 451,000 shares, of which 247,000 shares were issued to the option holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes.

The following table summarizes the combined stock option activity under the Company’s stock option plans for the three months ended March 31, 2009:

	Cash settled options (in thousands)	Net settled options (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of January 1, 2009	1,202	5,045	$9.09	4.77	$24,063
Granted	—	79	15.48
Modified (cash settled to net settled)	(80)	80	10.53
Exercised	(87)	(363)	6.08
Cancelled	(8)	(18)	12.81

Outstanding as of March 31, 2009	1,027	4,823	$9.40	4.71	$52,843
Weighted-average exercise price of options outstanding, as of March 31, 2009	$9.72	$9.33
Ending vested and expected to vest as of March 31, 2009	956	4,515	$9.28	4.44	$50,066
Weighted-average exercise price of options vested and expected to vest, as of March 31, 2009	$9.75	$9.18
Ending exercisable as of March 31, 2009	832	3,838	$8.94	3.71	$44,377
Weighted-average exercise price of options exercisable, as of March 31, 2009	$9.79	$8.76

As of March 31, 2009, the Company had approximately $2.7 million of unrecognized stock-based compensation expense related to the unvested portion of stock options that is expected to be recognized over a weighted-average period of approximately 1.9 years.

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period. The following table summarizes the combined RSU activity for periodic grants and the CICP grants under the 2004 Long-term Incentive Plan for the three months ended March 31, 2009:

	RSUs (in thousands)	Weighted- average Grant Date Fair Value	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of January 1, 2009	412	$11.41
Granted	52	17.20
Vested	(74)	10.39
Forfeited	(7)	11.64

Nonvested as of March 31, 2009	383	$12.38	2.07	$7,117

Expected to vest as of March 31, 2009	278	$12.56	1.87	$5,156

The RSUs associated with periodic grants vest over five years with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years. The RSUs granted in connection with the 2009 CICP will vest 100% on March 10, 2010. Vesting is contingent upon threshold funding of the CICP and continued active employment with the Company. As of March 31, 2009, the Company had approximately $2.8 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Basic
Net income	$8,642	$2,944

Weighted-average common shares outstanding	35,670	36,098

Earnings per share, basic	$0.24	$0.08

Diluted
Net income	$8,642	$2,944

Weighted-average common shares outstanding	35,670	36,098
Effect of assumed exercise of stock options, RSUs and warrants	1,751	1,213

Weighted-average common shares outstanding, assuming dilution	37,421	37,311

Earnings per share, diluted	$0.23	$0.08

Outstanding options, RSUs, and warrants excluded as impact would be anti-dilutive	1,183	1,801

10.	SEGMENT REPORTING

The Company operates in one operating segment—rules-based business process management, or BPM, software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services. Substantially all of the Company’s assets are located within the U.S. The Company derived its revenue from the following geographic areas (sales outside the U.S. are principally through export from the U.S.):

	Three Months Ended March 31,
(Dollars in thousands)	2009		2008
U.S.	$39,767	64%	$28,851	60%
United Kingdom	9,863	16%	10,864	22%
Europe, other	10,171	16%	6,097	13%
Other	2,566	4%	2,666	5%

	$62,367	100%	$48,478	100%

The following table summarizes the Company’s concentration of credit risk associated with customers accounting for more than 10% of the Company’s total revenue, outstanding trade receivables, and short and long-term license installments:

	Three Months Ended March 31,
(Dollars in thousands)	2009		2008
Total Revenue	$62,367		$48,478
Customer A	7,631	12%		—%

(Dollars in thousands)	As of March 31, 2009	As of December 31, 2008
Trade receivables	$45,996	$42,801
Customer A	23%	—%
Customer B	—	12%
Long and short-term license installments	$10,535	$10,858
Customer C	31%	30%
Customer D	15%	16%
Customer E	13%	—%
Customer F	12%	12%
Customer G	10%	11%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We encourage you to carefully review the risk factors we have identified in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008. We believe these risk factors could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Almost all of our customers also purchase maintenance on our products, which includes rights to upgrades and new releases, incident resolution and technical assistance. Maintenance revenue is a significant portion of our total revenue and is directly attributable to the installed based of our software licenses.

Our customers typically request professional services and training to assist them in implementing our products. Professional services are provided directly by us and through our network of partners. By utilizing these partners, we have increased the supply of skilled service consultants that can assist our customers.

Business overview

Despite the current economic crisis, we achieved license revenue growth of 60% in the first quarter of 2009 compared to the first quarter of 2008, including a 76% increase in perpetual license revenue and 32% increase in term license revenue. We generated approximately $13.9 million in cash from operations in each of the first quarter of 2009 and 2008.

The value of new license arrangements executed in the first quarter of 2009 was higher than in the first quarter of 2008, but, as expected, was lower than in the fourth quarter of 2008. The percentage of new license arrangements from existing customers during the first quarter of 2009 was consistent with prior periods.

We believe these results reflect our ability to quickly and successfully deliver our versatile Build for Change ® technology to Fortune ® 500 customers across industries and international borders, allowing these customers to reduce operating costs and increase revenues after a short implementation period. These operational efficiencies experienced by our customers are part of the strong value proposition our technology provides to our customers.

We believe that the ongoing challenges for our business include continuing to drive revenue growth despite the current economic crisis, continuing to expand our expertise in new and existing industries, and maintaining our leadership position in the BPM market.

To address these challenges, during the first quarter of 2009, we:

•	Executed license arrangements with customers in new industries;

•	Created and staffed strategic roles within our internal organization focused on partners and alliances;

•	Invested in our research and development efforts by increasing headcount; and

•	Continued to hire sales and marketing professionals.

The current economic crisis has had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. These conditions could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations. Our financial services and insurance customers as a group represent a significant amount of our revenues, including those associated with our non-cancellable term licenses as detailed on page 22, and our receivables. We considered these facts and determined they did not have a material impact on our allowances for doubtful accounts and sales credit memos as of March 31, 2009.

As of March 31, 2009, our cash, cash equivalents, and marketable securities totaled $173.0 million, a $5.8 million increase compared to December 31, 2008. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition and other strategic opportunities from time to time, which if pursued, could require use of our funds. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our overall business.

Critical accounting policies and estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition,

•	Allowance for doubtful accounts and sales credit memos,

•	Stock-based compensation, and

•	Accounting for income taxes.

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” and Note 2. “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2009	2008
Total revenue	$62,367	$48,478	$13,889	29%
Gross profit	41,836	28,926	12,910	45%
Total operating expenses	29,501	26,760	2,741	10%
Income before provision for income taxes	$12,410	$4,177	$8,233	197%

Despite the current economic crisis, we continue to experience an increase in demand for our software products and related services, which we believe is due to the strong value proposition, short implementation period, and flexible licensing terms we offer our customers. Our success is also due to the growth in the BPM sector and our position as leader in this market space.

The increase in gross profit during the first quarter of 2009 compared to the same period in 2008 was due to the increase in both license and maintenance revenue. The increase in income before provision for income taxes during the first quarter of 2009 compared to the same period in 2008 was primarily due to the higher growth rate of our license and maintenance revenue compared to the lower growth rate of our operating expenses. During 2008, due to credit market turmoil and adverse changes in the economy, we changed the mix of our investment portfolio to increase our holdings of pre-refunded municipal bonds, which resulted in $0.9 million of lower interest income during the first quarter of 2009 compared to the same period in 2008. Our income before provision for income taxes was also negatively impacted by $0.8 million of foreign currency transaction losses.

A small number of high value license arrangements or the mix between perpetual and term licenses can cause our revenues to fluctuate from quarter to quarter.

Revenue

	Three Months Ended March 31,				Increase
(Dollars in thousands)	2009		2008
License revenue
Perpetual licenses	$17,488	63%	$9,910	57%	$7,578	76%
Term licenses	9,333	33%	7,078	40%	2,255	32%
Subscription	1,215	4%	497	3%	718	144%

Total license revenue	$28,036	100%	$17,485	100%	$10,551	60%

The increase in perpetual license revenue during the first quarter of 2009 compared to the same period in 2008 was primarily driven by an increase in the average value and number of perpetual licenses.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The increase in term license revenue during the first quarter of 2009 compared to the same period in 2008 was due to the increase in the aggregate value of payments for non-cancellable term licenses signed during 2008 and 2007 for which a portion of these agreements was recognized as revenue during the first quarter of 2009 and the remainder will be recognized as revenue in future periods. The aggregate value of payments due under these term licenses increased to $84.4 million as of March 31, 2009 compared to $66.9 million as of March 31, 2008. The aggregate value of future payments due under non-cancellable term licenses as of March 31, 2009 includes $19.9 million of term license payments that we expect to recognize as revenue during the remainder of 2009. However, our actual term license revenue for the remainder of 2009 could be higher than $19.9 million as we complete new term license agreements in 2009. See the table of future cash receipts by year from these term licenses on page 22.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the economic life or term of the arrangement. The increase in subscription revenue is primarily due to the revenue recognition for one customer arrangement for the entire first quarter of 2009 as compared to recognition for only part of the first quarter of 2008.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2009	2008
Maintenance revenue
Maintenance	$11,948	$8,899	$3,049	34%

The increase in maintenance revenue during the first quarter of 2009 compared to the same period in 2008 was due to the continued increase in the aggregate value of the installed base of our software.

	Three Months Ended March 31,				Increase (Decrease)
(Dollars in thousands)	2009		2008
Professional services revenue
Consulting services	$21,173	95%	$20,543	93%	$630	3%
Training	1,210	5%	1,551	7%	(341)	(22)%

Total Professional services	$22,383	100%	22,094	100%	$289	1%

Professional services are primarily consulting services related to new license implementations. The increase in consulting services revenue during the first quarter of 2009 compared to the same period in 2008 was due to a $5.1 million increase in revenue due to a higher number of professional service hours delivered, partially offset by a $2.2 million decrease due to the decline in value of European currencies relative to the U.S. dollar and a $2.3 million decrease due to downward rate pressure caused by the current decline in economic conditions. Despite these factors, we expect revenue growth in professional services in the remainder of the year.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2009	2008
Gross Profit
Software license	$28,005	$17,485	$10,520	60%
Maintenance	10,511	7,667	2,844	37%
Professional services	3,320	3,774	(454)	(12)%

Total gross profit	$41,836	$28,926	$12,910	45%

Maintenance gross margin	88%	86%
Professional services gross margin	15%	17%

The increase in software license gross profit was due to the increase in our license revenue, which had no significant incremental associated direct costs. The increase in maintenance gross profit was due to higher maintenance revenue and lower incremental direct costs.

Professional services margins during the first quarter of 2009 compared to the same period in 2008 were adversely impacted by pricing pressures associated with the current decline in economic conditions.

Operating expenses

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2009	2008
Selling and marketing
Selling and marketing	$15,436	$14,681	$755	5%
As a percent of total revenue	25%	30%
Selling and marketing headcount	204	169	35	21%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increase in selling and marketing expenses was primarily due to $0.9 million higher sales commissions during the first quarter of 2009 compared to the same period in 2008 associated with the increase in our new license arrangements, and a $0.6 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $0.3 million decrease in travel expenses and a $0.4 million decrease in external marketing and recruiting agency fees.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2009	2008
Research and development
Research and development	$9,119	$7,022	$2,097	30%
As a percent of total revenue	15%	14%
Research and development headcount	170	127	43	34%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in research and development expenses during the first quarter of 2009 compared to the same period in 2008 was primarily due to a $1.4 million increase in compensation and benefit expenses associated with higher headcount and $0.6 million of expenses associated with our research and development center in India. During the first quarter of 2008, the research and development center was not operational and therefore associated start-up expenses were classified as general and administrative expenses. Subsequent to becoming operational in October 2008, all expenses associated with our development center are classified as research and development.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2009	2008
General and administrative
General and administrative	$4,946	$5,057	$(111)	(2)%
As a percent of total revenue	8%	10%
General and administrative headcount	131	114	17	15%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with the finance, legal, corporate governance, and other administrative headcount, as well as accounting, legal, and other administrative fees.

As discussed above, the start-up expenses associated with our research and development center in India were classified in general and administrative expenses in the first quarter of 2008 and were classified in research and development in the first quarter of 2009. The classification of these expenses resulted in a $0.6 million decrease in general and administrative expenses during the first quarter of 2009 compared to the same period in 2008, which was partially offset by a $0.5 million increase in compensation and benefit expenses related to increased headcount.

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

	Three Months Ended March 31,		Increase
(in thousands, except per share amounts)	2009	2008
Stock-based compensation expense:
Cost of revenue	$506	$204	$302	148%
Selling and marketing	370	160	210	131%
Research and development	248	85	163	192%
General and administrative	574	154	420	273%

Total stock-based compensation before tax	1,698	603	$1,095	182%

Income tax benefit	(584)	(219)

Net stock-based compensation expense	$1,114	$384

The increase in stock-based compensation during the first quarter of 2009 compared to the same period in 2008 was primarily due to the recognition of a full quarter of expense associated with restricted stock units (“RSUs”) under our Corporate Incentive Compensation Plan (“CICP”), higher stock-based compensation associated with periodic stock option grants made in December 2007 and 2008, and expense associated with stock option grants to new employees.

As of March 31, 2009, we had approximately $2.7 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options that is expected to be recognized over a weighted-average period of approximately 1.9 years. As of March 31, 2009, we had approximately $2.8 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years. See Note 8. “Stock-Based Compensation” in the notes to the accompanying unaudited condensed consolidated financial statements for further information on our stock-based awards.

Interest income and Other income

	Three Months Ended March 31,		(Decrease)
(Dollars in thousands)	2009	2008
Installment receivable interest income	$75	$75	$—	—%
Other interest income, net	802	1,655	(853)	(52)%
Other income (expense), net	(802)	281	(1,083)	(385)%

Interest income and other	$75	$2,011	$(1,936)	(96)%

The decrease in interest income during the first quarter of 2009 compared to the same period in 2008 was primarily due to our investment in lower yielding tax-exempt municipal bonds. During 2008, due to credit market turmoil and adverse changes in the economy, we changed the mix of our investment portfolio to increase our holdings of pre-refunded municipal bonds. These bonds are collateralized by the issuer purchasing U.S. Treasury securities to fund all the cash flows of the refunded municipal bonds that will mature when the issuer’s bond matures.

Other income (expense), net, consists primarily of foreign currency exchange gains and losses and realized gains and losses on the sale of our investments. The decrease in other income (expense), net, resulted primarily from the significant decrease in the value of foreign currency denominated net assets held in the U.S., consisting primarily of cash, receivables, license installments, and accounts payable. As a result of the decrease in the value of the British pound and Euro relative to the U.S. dollar during the first quarter of 2009, we recorded a $0.8 million foreign currency exchange transaction loss as compared to a $0.3 million foreign exchange transaction gain in the first quarter of 2008. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for further discussion of our foreign currency exchange risk.

Provision for income taxes

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the first quarter of 2009 and 2008, we recorded a $3.8 million and $1.2 million provision, respectively, which resulted in an effective tax rate of 30.4% and 29.5%, respectively.

Our effective tax rate during the first quarter of 2009 and 2008 was below the statutory federal income tax rate primarily due to the investment in tax-exempt municipal bonds and the benefit from the SEZ India tax holiday.

The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. As of March 31, 2009 the amount of unrecognized tax benefits totaled approximately $6.2 million, of which $5.2 million, if recognized would impact our effective tax rate. We expect that the changes in the unrecognized benefits within the next twelve months will be approximately $1.3 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition.

Liquidity and capital resources

	Three Months Ended March 31,
(in thousands)	2009	2008
Cash provided by (used in)
Operating activities	$13,851	$13,925
Investing activities	(5,778)	(18,522)
Financing activities	(6,137)	(2,113)
Effect of exchange rate on cash	(224)	134

Net increase (decrease) in cash and cash equivalents	$1,712	$(6,576)

	As of March 31, 2009	As of December 31, 2008
Total cash and cash equivalents and marketable securities	$173,031	$167,229

We have funded our operations primarily from cash provided by operations. As of March 31, 2009, we had cash, cash equivalents and marketable securities of $173.0 million, a $5.8 million increase from $167.2 million as of December 31, 2008. This increase was primarily due to $13.9 million of cash provided by operations, partially offset by $7.8 million used to repurchase shares of our common stock, $1.2 million investment in property and equipment, and $1.1 million used for dividend payments to our shareholders. Working capital was $162.7 million as of March 31, 2009 compared to $159.1 million as of December 31, 2008.

We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Material risks to cash flow from operations include delayed or reduced cash payments on sales of new licenses or a decline in our services business. The current economic crisis has had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. These conditions could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables, which we considered and determined did not have a material impact on our allowances for doubtful accounts and sales credit memos as of March 31, 2009. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

Cash provided by operating activities during the first quarter of 2009 was unchanged at $13.9 million compared to the first quarter of 2008.

The primary components of cash provided by operations during the first quarter of 2009 were $8.6 million of net income and a $12.0 million increase in deferred revenue partially offset by a $4.7 million decrease in accounts payable and accrued expenses primarily related to the payment of incentive compensation and a $3.2 million increase in accounts receivable associated with increased billings.

Cash used in investing activities

Cash used in investing activities during the first quarter of 2009 and 2008 was primarily for purchases of marketable debt securities of $12.6 million and $82.8 million, respectively, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $8.0 million and $65.5 million, respectively.

During the first quarter of 2009, we invested $1.2 million in computer equipment and leasehold improvements primarily for our locations in Cambridge and India.

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

Cash used in financing activities

Cash used in financing activities during the first quarter of 2009 and 2008 was primarily for repurchases of our common stock and the payment of our quarterly dividend. In each of February and December 2008, our Board of Directors approved a $15.0 million share repurchase program. The December 2008 repurchase program expires on December 31, 2009. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate up to $60.0 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first quarter of 2009 and 2008:

	2009		2008
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$12,862		$1,210
Authorizations		—		15,000
Repurchases paid	411,043	(5,905)	214,714	(2,201)
Repurchases unsettled	32,344	(594)	14,700	(140)

Authorization remaining as of March 31,		$6,363		$13,869

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations. During the first quarter of 2009, we withheld shares with a value of $1.5 million in connection with the net settlement of stock options. The share repurchases and shares withheld for net settlement of our employee stock option exercises more than offset the shares issued and proceeds received under our various share-based compensation plans during the first quarter of 2009 and 2008. During the first quarter of 2009, option holders net settled stock options representing the right to purchase a total of approximately 451,000 shares, of which 247,000 shares were issued to the option holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes.

Dividends

The Company declared a cash dividend of $0.03 per share for the first quarter of 2009 and 2008, and paid cash dividends of $1.1 million in both the first quarter of 2009 and 2008. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

The following table summarizes the cash receipts due in connection with our existing license agreements:

As of March 31, (in thousands)	Installment payments for licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)
Remainder of 2009	$5,001	$19,909
2010	2,829	23,807
2011	2,232	20,414
2012	1,292	13,022
2013	—	5,049
Thereafter	—	2,181

Total	11,354	$84,382

Unearned installment interest income	(819)

Total license installments receivable, net	$10,535

(1)	These license installment payments have already been recognized as license revenue and are included in short- and long-term license installments in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2009.

(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

Fair Value Inputs

We adopted SFAS 157 on January 1, 2008. See Note 1. “Accounting Policies” and Note 2. “Cash, Marketable Securities, and Fair Value Measurements” in the notes to the unaudited condensed consolidated financial statements for further discussion. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investments, with related unrealized gains or losses on investments, is a significant component to our consolidated results of operations.

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

Recent accounting pronouncements

See Note 1. “Accounting Policies” in the notes to the unaudited condensed consolidated financial statements for further discussion.

Significant customers

The following table summarizes the Company’s concentration of credit risk associated with customers accounting for more than 10% of the Company’s total revenue, outstanding trade receivables, and short and long-term license installments:

	Three Months Ended March 31,
(Dollars in thousands)	2009		2008
Total Revenue	$62,367		$48,478
Customer A	7,631	12%		—%

(Dollars in thousands)	As of March 31, 2009	As of December 31, 2008
Trade receivables	$45,996	$42,801
Customer A	23%	—%
Customer B	—	12%
Long and short-term license installments	$10,535	$10,858
Customer C	31%	30%
Customer D	15%	16%
Customer E	13%	—%
Customer F	12%	12%
Customer G	10%	11%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 36% and 40% of our total revenue from sales to customers based outside of the U.S. during the first quarter of 2009 and 2008, respectively. Our international license and professional services have increasingly become denominated in foreign currencies. However, the operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Most of our transactions with customers are invoiced from our offices in the U.S. For those transactions that are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in foreign currencies. In addition, our U.S. operating company holds cash and investments in foreign currencies in order to support our foreign operations. Our functional currency is the U.S. dollar, therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in our consolidated statements of income. As of March 31, 2009, we had net monetary assets valued in foreign currencies, consisting primarily of cash, receivables, and license installments, partially offset by accounts payable and accrued expenses, with a carrying value of approximately $47.2 million. During the first quarter of 2009, we recorded a $0.8 million foreign currency transaction loss due to the decrease in the value of foreign currencies, primarily the Euro, and to a lesser extent the British pound, relative to the U.S. dollar. As of March 31, 2009, a ten percent change in foreign currency exchange rates would have materially changed the carrying value of our net monetary assets by approximately $4.7 million as of that date with a corresponding currency gain (loss) recognized in our consolidated statement of income.

Interest rate exposure

Our balance sheet contains interest bearing assets which have fixed rates of interest. These assets include license installments receivable generated in the normal course of business through transactions with customers and our investments in marketable debt securities.

License installments receivable bear interest at the rate in effect when the license revenue was recognized, which does not vary throughout the life of the contractual cash flow stream. Changes in market rates do not affect net earnings as the license installments receivable are carried at cost and, since they are not financial instruments and are held until maturity, are not marked to market to reflect changes in the fair value of the portfolio. The carrying value of our total license installments receivable was $10.5 million as of March 31, 2009.

We invest primarily in tax-exempt municipal bonds, government sponsored enterprises, and corporate bonds that are fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2.2 million as of March 31, 2009. Changes in market rates and the related impact on fair value of the marketable securities do not generally affect net earnings as our marketable securities are fixed rate securities and are classified as available-for-sale and as such, unrealized gains and losses, net of tax effect, are recorded in accumulated other comprehensive income in our accompanying consolidated balance sheets. However, when the marketable securities are sold, the unrealized gains and losses are recorded as realized gains and losses and included in net income in the accompanying consolidated statements of income.

We analyze our investments for impairments on an ongoing basis. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our marketable securities.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first quarter ended March 31, 2009 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the first quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
1/1/09-1/31/09	132,886	$12.62	132,886	$11,185
2/1/09-2/28/09	140,867	14.52	140,867	9,139
3/1/09-3/31/09	169,634	16.36	169,634	6,363

Total	443,387	$14.66

(1)	On December 1, 2008, we publicly announced that our Board of Directors approved a $15.0 million share repurchase program effective December 1, 2008 and expiring on December 31, 2009 (the “Fourth Program”). The Fourth Program replaced an existing program that expired on December 31, 2008. Under the Fourth Program, purchases will be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. The Company has established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Fourth Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: May 5, 2009	By:	/s/ Craig Dynes
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer) (duly authorized officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Pegasystems Inc. (Filed as Exhibit 99.3 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

10.1	Director Indemnification Agreement dated as of March 8, 2009 by and between Pegasystems Inc. and Peter Gyenes. (Filed as Exhibit 99.1 to the Registrant’s March 11, 2009 Form 8-K and incorporated herein by reference.)

10.2	2009 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s March 19, 2009 Form 8-K and incorporated herein by reference.)

10.3	2009 Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s March 19, 2009 Form 8-K and incorporated herein by reference.)

10.4	Director Indemnification Agreement dated as of March 26, 2009 by and between Pegasystems Inc. and Craig Conway. (Filed as Exhibit 99.1 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.