Form 10-Q
period 2009-06-30
PEGASYSTEMS INC
filed 2009-08-04
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

There were 36,344,618 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 27, 2009.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of June 30, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$49,796	$36,087
Marketable securities	140,266	131,142

Total cash, cash equivalents, and marketable securities	190,062	167,229
Trade accounts receivable, net of allowances of $847 and $1,490	32,377	42,801
Short-term license installments	3,061	5,445
Deferred income taxes	4,335	4,351
Income taxes receivable and other current assets	8,297	4,151

Total current assets	238,132	223,977

Long-term license installments, net	4,609	5,413
Property and equipment, net	6,318	5,723
Long-term deferred income taxes and other assets	8,504	8,117
Intangible assets, net	408	479
Goodwill	2,141	2,141

Total assets	$260,112	$245,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,844	$4,726
Accrued expenses	7,783	9,925
Accrued compensation and related expenses	14,008	18,015
Deferred revenue	36,114	32,231

Total current liabilities	59,749	64,897

Income taxes payable	5,871	5,665
Other long-term liabilities	1,982	2,174

Total liabilities	67,602	72,736

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 70,000 shares authorized; 36,346 shares and 35,810 shares issued and outstanding	363	358
Additional paid-in capital	118,678	117,926
Retained earnings	71,653	53,935
Accumulated other comprehensive income	1,816	895

Total stockholders’ equity	192,510	173,114

Total liabilities and stockholders’ equity	$260,112	$245,850

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Software license	$25,651	$15,819	$53,687	$33,304
Maintenance	12,171	10,083	24,119	18,982
Professional services	26,056	25,217	48,439	47,311

Total revenue	63,878	51,119	126,245	99,597

Cost of revenue:
Cost of software license	31	34	62	34
Cost of maintenance	1,457	1,320	2,894	2,552
Cost of professional services	20,104	19,419	39,167	37,739

Total cost of revenue	21,592	20,773	42,123	40,325

Gross profit	42,286	30,346	84,122	59,272

Operating expenses:
Selling and marketing	16,659	14,657	32,095	29,338
Research and development	9,149	7,874	18,268	14,896
General and administrative	4,648	5,231	9,594	10,288

Total operating expenses	30,456	27,762	59,957	54,522

Income from operations	11,830	2,584	24,165	4,750

Installment receivable interest income	75	78	150	153
Other interest income, net	881	1,298	1,683	2,953
Foreign currency transaction gain (loss)	2,923	(6)	2,111	251
Other income, net	7	75	17	99

Income before provision for income taxes	15,716	4,029	28,126	8,206
Provision for income taxes	4,475	1,177	8,243	2,410

Net income	$11,241	$2,852	$19,883	$5,796

Earnings per share, basic	$0.31	$0.08	$0.56	$0.16

Earnings per share, diluted	$0.30	$0.08	$0.53	$0.15

Weighted-average number of common shares outstanding, basic	35,965	36,264	35,818	36,144
Weighted-average number of common shares outstanding, diluted	37,995	37,801	37,708	37,448
Dividends per share	$0.03	$0.03	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$19,883	$5,796
Adjustment to reconcile net income to cash provided by operating activities:
Excess tax benefit from stock options	(10,068)	(1,717)
Deferred income taxes	(783)	(844)
Depreciation, amortization and other non-cash items	1,259	896
Amortization of investments	1,918	533
Stock-based compensation expense	2,558	1,723
Change in operating assets and liabilities:
Trade accounts receivable	10,424	14,417
License installments	3,188	10,677
Income taxes receivable and other current assets	(283)	(539)
Accounts payable and accrued expenses	(2,697)	(7,699)
Deferred revenue	3,883	7,084
Other long-term assets and liabilities	150	140

Cash provided by operating activities	29,432	30,467

Investing activities:
Purchases of marketable securities	(29,535)	(145,310)
Matured and called marketable securities	18,535	46,980
Sale of marketable securities	—	73,224
Payments for acquisition	—	(798)
Investment in property and equipment	(1,789)	(977)

Cash used in investing activities	(12,789)	(26,881)

Financing activities:
Issuance of common stock for share-based compensation plans	3,042	4,847
Excess tax benefit from stock options	10,068	1,717
Dividend payments to shareholders	(2,155)	(2,174)
Repurchase of common stock	(14,808)	(5,423)

Cash used in financing activities	(3,853)	(1,033)

Effect of exchange rate on cash and cash equivalents	919	123

Net increase in cash and cash equivalents	13,709	2,676
Cash and cash equivalents, beginning of period	36,087	26,710

Cash and cash equivalents, end of period	$49,796	$29,386

Supplemental disclosures:
Income taxes	$3,604	$3,749
Non-cash financing activity:
Dividends payable	$1,090	$1,099
Repurchases of common stock unsettled	$—	$870

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not impact our consolidated results of operations and financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occur after the balance sheet date. The Company adopted this standard effective June 30, 2009 and has evaluated any subsequent events through the date of this filing. The Company does not believe there are any material subsequent events requiring disclosure.

In April 2009, the FASB issued FASB staff position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB No. 28-1”). This FSP amends FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 was adopted by the Company effective June 30, 2009.

2.	MARKETABLE SECURITIES

As of June 30, 2009 and December 31, 2008, the Company’s marketable securities consisted of the following:

	As of June 30, 2009
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:

Municipal bonds	$131,124	$1,095	$(28)	$132,191
Corporate bonds	5,801	11	(6)	5,806
Government sponsored enterprises	2,252	17	—	2,269

Marketable securities	$139,177	$1,123	$(34)	$140,266

	As of December 31, 2008
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:

Municipal bonds	$119,843	$1,056	$(3)	$120,896
Government sponsored enterprises	5,999	19	—	6,018
Corporate bonds	4,230	18	(20)	4,228

Marketable securities	$130,072	$1,093	$(23)	$131,142

3.	FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s marketable securities.

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value in connection with our adoption of SFAS 157 is as follows:

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
(in thousands)	As of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Municipal bonds	$2,801	$2,801	$—
Money market mutual funds	55	55	—

Total cash equivalents:	2,856	2,856	—

Marketable securities:
Municipal bonds	132,191	42,305	89,886
Corporate bonds	5,806	5,806	—
Government sponsored enterprises	2,269	—	2,269

Total marketable securities:	$140,266	$48,111	$92,155

Assets Measured at Fair Value on a Nonrecurring Basis

On January 1, 2009, we adopted SFAS 157 for all nonfinancial assets, such as property and equipment, intangible assets and goodwill. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the second quarter and first six months of 2009, we did not recognize any impairment on any assets that are measured at fair value on a nonrecurring basis.

4.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $32.4 million and $42.8 million as of June 30, 2009 and December 31, 2008, respectively. Trade accounts receivable includes $7.3 million and $6.4 million for services earned under time and material arrangements that had not been invoiced as of June 30, 2009 and December 31, 2008, respectively. The Company’s allowance for doubtful accounts was $0.2 million and $0.4 million as of June 30, 2009 and December 31, 2008, respectively. The Company’s allowance for sales credit memos was $0.7 million and $1.1 million as of June 30, 2009 and December 31, 2008, respectively.

5.	INCOME TAXES RECEIVABLE AND OTHER CURRENT ASSETS

Income taxes receivable and other currents assets consist of the following:

(in thousands)	As of June 30, 2009	As of December 31, 2008
Income taxes receivable	$4,309	$514
Interest receivables	2,209	2,061
Prepaid expenses	1,428	838
Sales tax receivable	176	511
Reimbursable expenses	175	227

	$8,297	$4,151

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

(in thousands)	As of June 30, 2009	As of December 31, 2008
Accrued other taxes	$2,595	$2,552
Accrued employee travel expense	1,243	1,019
Dividends payable	1,090	1,080
Accrued income taxes	—	2,555
Accrued other	2,855	2,340
Repurchases of common stock unsettled	—	379

	$7,783	$9,925

7.	DEFERRED REVENUE

Deferred revenue consists of the following:

(in thousands)	As of June 30, 2009	As of December 31, 2008
Software license	$9,025	$12,740
Maintenance	22,539	15,688
Professional services and other	4,550	3,803

	$36,114	$32,231

8.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2009, there have been no material changes in the Company’s purchase commitments for customer support services and operating leases since December 31, 2008.

In addition to the initial purchase consideration for the Company’s acquisition of certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”), up to approximately $2.1 million of contingent consideration may be due to the former owners of Focus, based on the achievement of certain performance milestones and sales targets during a period of 30 months from the March 21, 2008 acquisition date. A majority of the contingent consideration will be accounted for as compensation expense, if earned. No amount of contingent consideration was earned or paid in 2008 or during the first six months of 2009.

See Note 12. “Income Taxes” for discussion on the Company’s FIN 48 liability.

9.	COMPREHENSIVE INCOME

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of currency translation adjustments and available-for-sale securities valuation adjustments. The Company’s total comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Comprehensive income:
Net income	$11,241	$2,852	$19,883	$5,796
Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(401)	(391)	20	(210)
Foreign currency translation adjustments	1,011	86	901	169

	$11,851	$2,547	$20,804	$5,755

10.	STOCK-BASED COMPENSATION

For the second quarter and first six months of 2009 and 2008, stock-based compensation expense recorded in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Stock-based compensation expense:
Cost of services	$128	$261	$634	$465
Operating expenses	732	859	1,924	1,258

Total stock-based compensation before tax	860	1,120	2,558	$1,723
Income tax benefit	(155)	(307)	(739)	(526)

Stock-based compensation expense, net of tax benefit	$705	$813	$1,819	$1,197

During the first six months of 2009, the Company issued approximately 1,089,000 shares to its employees under the Company’s share-based compensation plans and approximately 18,000 shares to its non-employee Directors.

Stock Options

The fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following weighted- average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected volatility (1)	42%	48%	42%	50%
Expected term in years (2)	5.9	5.9	5.9	5.9
Risk-free interest rate (3)	2.87%	3.34%	2.40%	2.78%
Expected annual dividend yield (4)	0.93%	1.11%	0.98%	1.12%
Weighted-average grant date fair value	$9.98	$5.22	$7.90	$4.68

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.
(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.
(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities with a term that corresponds to the expected option term at the time of grant.
(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumption used for options granted during the period. The expected annual dividend yield is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

During the first six months of 2009, the Company granted approximately 149,000 stock options with a weighted-average exercise price of $19.86. During the first six months of 2009, option holders net settled stock options representing the right to purchase a total of approximately 1,622,000 shares, of which 710,000 shares were issued to the option holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes. As of June 30, 2009, the Company had approximately $2.4 million of unrecognized stock-based compensation expense related to the unvested portion of stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock Units

During the first six months of 2009, the Company granted approximately 52,000 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $17.20. As of June 30, 2009, the Company had approximately $2.2 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized over a weighted-average period of 2.0 years.

11.	EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic
Net income	$11,241	$2,852	$19,883	$5,796

Weighted-average common shares outstanding	35,965	36,264	35,818	36,144

Earnings per share, basic	$0.31	$0.08	$0.56	$0.16

Diluted
Net income	$11,241	$2,852	$19,883	$5,796

Weighted-average common shares outstanding	35,965	36,264	35,818	36,144
Effect of assumed exercise of stock options, RSUs and warrants	2,030	1,537	1,890	1,304

Weighted-average common shares outstanding, assuming dilution	37,995	37,801	37,708	37,448

Earnings per share, diluted	$0.30	$0.08	$0.53	$0.15

Outstanding options, RSUs, and warrants excluded as impact would be anti-dilutive	51	1,554	617	1,648

12.	INCOME TAXES

As of June 30, 2009, the amount of unrecognized tax benefits totaled approximately $5.9 million, of which $4.9 million, if recognized, would impact the Company’s effective tax rate. During the second quarter of 2009, the Company settled its income tax audit with the United Kingdom government for the tax years 2001 through 2005, which resulted in a $0.4 million reduction in the total unrecognized tax benefits. The Company expects that the changes in the unrecognized benefits within the next twelve months will be approximately $1.3 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company files income tax returns in the U.S. federal and state jurisdictions and foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state or local, or foreign, income tax examinations by tax authorities for the years before 2005. With few exceptions, the statute of limitations remains open in all jurisdictions for the tax years 2005 to the present.

13.	SEGMENT REPORTING

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

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2009		2008		2009		2008
U.S.	$41,709	65%	$33,582	66%	$81,476	65%	$62,433	63%
United Kingdom	10,944	17%	10,292	20%	20,807	16%	21,156	21%
Europe, other	8,020	13%	4,269	8%	18,191	14%	10,366	10%
Other	3,205	5%	2,976	6%	5,771	5%	5,642	6%

	$63,878	100%	$51,119	100%	$126,245	100%	$99,597	100%

The following table summarizes the Company’s concentration of credit risk associated with customers accounting for 10% or more of the Company’s total revenue, outstanding trade receivables, and short and long-term license installments:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Total Revenue	$63,878	$51,119	$126,245	$99,597
Customer A	—	12.6%	—	—

(Dollars in thousands)	As of June 30, 2009	As of December 31, 2008
Trade receivables	$32,377	$42,801
Customer B	18.7%	11.7%

Long and short-term license installments	$7,670	$10,858
Customer C	42.9%	29.7%
Customer D	19.0%	16.1%
Customer E	14.7%	11.9%
Customer F	12.3%	10.5%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business overview

Despite the current economic crisis, we achieved license revenue growth of 62% and 61% during the second quarter and first six months of 2009, respectively, compared to the same periods in 2008, including a 70% and 73% increase in perpetual license revenue, respectively, and a 61% and 44% increase in term license revenue, respectively. We generated approximately $29.4 million and $30.5 million in cash from operations in the first six months of 2009 and 2008, respectively.

The value of new license arrangements executed in the second quarter of 2009 and first six months of 2009 was significantly higher than in the same periods in 2008. During the second quarter of 2009, we executed a higher value of license arrangements with new customers than our historical levels, evidencing our success with companies across a broader range of industries. We also continue to successfully execute new license arrangements with existing customers.

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

We believe the ongoing challenges for our business include continuing to drive revenue growth, continuing to expand our expertise in new and existing industries, and maintaining our leadership position in the BPM market.

To address these challenges, during the first six months of 2009, we:

•	Executed license arrangements with customers in new industries;

•	Created and staffed strategic roles within our organization, focused on partners and alliances;

•	Enhanced our training curriculum to increase the number of our professional services consultants with the master level of PRPC certification;

•	Invested in our research and development efforts by increasing headcount; and

•	Continued to hire sales and marketing professionals.

The current economic crisis has had an adverse impact on our target markets including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. These conditions could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations. Our financial services and insurance customers as a group represent a significant amount of our revenues, including those associated with our non-cancellable term licenses as detailed on page 22 and our receivables. We considered these facts and determined they did not have a material adverse impact on our allowances for doubtful accounts and sales credit memos as of June 30, 2009.

As of June 30, 2009, our cash, cash equivalents, and marketable securities totaled $190.1 million, a $22.8 million increase compared to December 31, 2008. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition and other strategic opportunities from time to time, which if pursued, could require use of our funds. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our overall business.

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2009	2008	Increase		2009	2008	Increase
Total revenue	$63,878	$51,119	$12,759	25%	$126,245	$99,597	$26,648	27%
Gross profit	42,286	30,346	11,940	39%	84,122	59,272	24,850	42%
Total operating expenses	30,456	27,762	2,694	10%	59,957	54,522	5,435	10%
Income before provision for income taxes	$15,716	$4,029	$11,687	290%	$28,126	$8,206	$19,920	243%

Despite the current economic crisis, we continue to experience an increase in demand for our software products and related services, which we believe is due to the strong value proposition, short implementation period, and flexible licensing terms we offer our customers. Our success is also due to the growth in the BPM sector and our position as leader in this market space.

The increases in gross profit during the second quarter and first six months of 2009 compared to the same periods in 2008 were due to the increases in both license and maintenance revenue. The increases in income before provision for income taxes during the second quarter and first six months of 2009 compared to the same periods in 2008 were primarily due to the higher growth rate of our license and maintenance revenue compared to the lower growth rate of our operating expenses. Due to credit market turmoil and adverse changes in the economy during 2008, we changed the mix of our investment portfolio to increase our holdings of pre-refunded municipal bonds, which resulted in $0.4 million and $1.3 million of lower interest income during the second quarter and first six months of 2009, respectively, compared to the same periods in 2008. Our income before provision for income taxes was positively impacted by $2.9 million and $2.1 million of foreign currency transaction gains during the second quarter and first six months of 2009, respectively.

A small number of high value license arrangements or the mix between perpetual and term licenses can cause our revenues to fluctuate from quarter to quarter. The revenue growth rate achieved in any historical period is not necessarily indicative of the results expected for future periods.

Revenue

	Three Months Ended June 30,				Increase		Six Months Ended June 30,
(Dollars in thousands)	2009		2008		(Decrease)		2009		2008		Increase
License revenue
Perpetual licenses	$16,130	63%	$9,478	60%	$6,652	70%	$33,618	63%	$19,388	58%	$14,230	73%
Term licenses	8,455	33%	5,261	33%	3,194	61%	17,788	33%	12,339	37%	5,449	44%
Subscription	1,066	4%	1,080	7%	(14)	(1)%	2,281	4%	1,577	5%	704	45%

Total License revenue	$25,651	100%	$15,819	100%	$9,832	62%	$53,687	100%	$33,304	100%	$20,383	61%

The increases in perpetual license revenue during the second quarter and first six months of 2009 compared to the same periods in 2008 were driven by increases in the average value and number of perpetual licenses. The mix between perpetual and term license arrangements fluctuates based on customer circumstances and the intended use of our software. For the first six months of 2009, new perpetual license arrangements comprised a higher portion of our total license arrangements as compared to the first six months of 2008. In addition, many of the perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. See the table of future cash receipts by year from these perpetual licenses on page 22.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The increases in term license revenue during the second quarter and first six months of 2009 compared to the same periods in 2008 were each due to the increase in the aggregate value of payments for non-cancellable term licenses signed during 2008 and 2007 for which a portion of these agreements was recognized as revenue during the second quarter and first six months of 2009. The remainder of these agreements will be recognized as revenue in future periods. The aggregate value of payments due under these term licenses increased to $78.0 million as of June 30, 2009 compared to $73.5 million as of June 30, 2008. The aggregate value of future payments due under non-cancellable term licenses as of June 30, 2009 includes $11.7 million of term license payments that we expect to recognize as revenue during the remainder of 2009. However, our actual term license revenue for the remainder of 2009 could be higher than $11.7 million as we complete new term license agreements in 2009 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 22.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the economic life or term of the arrangement. The increase in subscription revenue during the first six months of 2009 compared to the same period in 2008 was primarily due to the revenue recognition for one customer arrangement for the entire period in 2009 as compared to recognition for only part of the period in 2008.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2009	2008	Increase		2009	2008	Increase
Maintenance revenue
Maintenance	$12,171	$10,083	$2,088	21%	$24,119	$18,982	$5,137	27%

The increases in maintenance revenue during the second quarter and first six months of 2009 compared to the same periods in 2008 were due to the continued increase in the aggregate value of the installed base of our software.

	Three Months Ended June 30,				Increase		Six Months Ended June 30,				Increase
(Dollars in thousands)	2009		2008		(Decrease)		2009		2008		(Decrease)
Professional services revenue
Consulting Services	$25,108	96%	$23,866	95%	$1,242	5%	$46,281	96%	$44,409	94%	$1,872	4%
Training	948	4%	1,351	5%	(403)	(30)%	2,158	4%	2,902	6%	(744)	(26)%

Total Professional services	$26,056	100%	$25,217	100%	$839	3%	$48,439	100%	$47,311	100%	$1,128	2%

Professional services are primarily consulting services related to new license implementations. The increase in consulting services revenue during the second quarter of 2009 compared to the same period in 2008 was due to a $4.8 million increase in revenue due to a higher number of professional service hours delivered, partially offset by a $1.6 million decrease due to the decline in value of European currencies relative to the U.S. dollar and a $1.7 million decrease due to downward rate pressure caused by the current decline in economic conditions. The increase in consulting services revenue during the first six months of 2009 compared to the same period in 2008 was due to a $9.9 million increase in revenue due to a higher number of professional service hours delivered, partially offset by a $3.8 million decrease due to the decline in value of European currencies relative to the U.S. dollar and a $4.0 million decrease due to downward rate pressure caused by the current decline in economic conditions. Our training revenues have been negatively impacted by the weakened global economy.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2009	2008	Increase		2009	2008	Increase
Gross Profit
Software license	$25,620	$15,785	$9,835	62%	$53,625	$33,270	$20,355	61%

Maintenance	10,714	8,763	1,951	22%	21,225	16,430	4,795	29%
Professional services	5,952	5,798	154	3%	9,272	9,572	(300)	(3)%

Total gross profit	$42,286	$30,346	$11,940	39%	$84,122	$59,272	$24,850	42%

Maintenance gross profit percent	88%	87%			88%	87%
Professional services gross profit percent	23%	23%			19%	20%

The increases in software license gross profit during the second quarter and first six months of 2009 compared to the same periods in 2008 were due to the increases in our license revenue, which had no significant incremental associated direct costs. The increases in maintenance gross profit during the second quarter and first six months of 2009 compared to the same periods in 2008 were due to higher maintenance revenue and lower incremental direct costs.

Professional services gross profit during the first six months of 2009 compared to the same period in 2008 was adversely impacted by pricing pressures associated with the current decline in economic conditions. In the second half of 2009, we expect a significant number of our professional services consultants to complete our enhanced training curriculum to achieve the master level of PRPC certification. We expect this investment in training may negatively impact professional services gross profit.

Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2009	2008	Increase		2009	2008	Increase
Selling and marketing
Selling and marketing	$16,659	$14,657	$2,002	14%	$32,095	$29,338	$2,757	9%
As a percent of total revenue	26%	29%			25%	29%
Selling and marketing headcount					215	175	40	23%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increase in selling and marketing expenses during the second quarter of 2009 compared to the same period in 2008 was primarily due to $1.1 million higher sales commissions associated with the increase in our new license arrangements, a $1.0 million increase in compensation and benefit expenses associated with higher headcount, and a $0.2 million increase in marketing campaigns, partially offset by a $0.3 million decrease in travel and entertainment expenses. The increase in selling and marketing expenses during the first six months of 2009 compared to the same period in 2008 was primarily due to $2.0 million higher sales commissions associated with the increase in our new license arrangements, and a $1.6 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $0.6 million decrease in travel and entertainment expenses and a $0.3 million decrease in external marketing and recruiting agency fees.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2009	2008	Increase		2009	2008	Increase
Research and development
Research and development	$9,149	$7,874	$1,275	16%	$18,268	$14,896	$3,372	23%
As a percent of total revenue	14%	15%			14%	15%
Research and development headcount					201	140	61	44%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in research and development expenses during the second quarter of 2009 compared to the same period in 2008 was primarily due to a $0.9 million increase in compensation and benefit expenses associated with higher headcount and $0.8 million of expenses associated with our research and development center in India, partially offset by a $0.2 million decrease in contractor expenses. The increase in research and development expenses during the first six months of 2009 compared to the same period in 2008 was primarily due to a $2.2 million increase in compensation and benefit expenses associated with higher headcount, $1.4 million of expenses associated with our research and development center in India, partially offset by a $0.2 million decrease in contractor expenses. During the first three quarters of 2008, the research and development center in India was not operational and therefore associated start-up expenses were classified as general and administrative expenses. Subsequent to becoming operational in October 2008, all expenses associated with our development center are classified as research and development.

Three Months Ended June 30,	Six Months Ended June 30,	Increase
(Dollars in thousands)	2009	2008	(Decrease)	2009	2008	(Decrease)
General and administrative
General and administrative	$4,648	$5,231	$(583)	(11)%	$9,594	$10,288	$(694)	(7)%
As a percent of total revenue	7%	10%	8%	10%
General and administrative headcount	141	129	12	9%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with the finance, legal, corporate governance, and other administrative headcount, as well as accounting, legal, and other administrative fees.

The start-up expenses associated with our research and development center in India were classified as general and administrative expenses in the second quarter of 2008 and were classified in research and development in the second quarter of 2009. The change in classification of these expenses resulted in a $0.8 million and a $1.4 million decrease in general and administrative expenses during the second quarter and first six months of 2009, respectively, compared to the same periods in 2008. During the second quarter and first six months of 2009, general and administrative expenses decreased by $0.2 million due to the recovery of previously recorded doubtful accounts. These decreases in general and administrative expenses were partially offset by a $0.5 million and $1.0 million increase in compensation and benefit expenses during the second quarter and first six months of 2009, respectively, compared to the same periods in 2008.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2009	2008	(Decrease)		2009	2008	Increase
Stock-based compensation expense:
Cost of services	$128	$261	$(133)	(51)%	$634	$465	$169	36%
Operating expenses	732	859	(127)	(15)%	1,924	1,258	666	53%

Total stock-based compensation before tax	860	1,120	$(260)	(23)%	$2,558	$1,723	$835	48%
Income tax benefit	(155)	(307)			(739)	(526)

Net stock-based compensation expense	$705	$813			$1,819	$1,197

During the second quarter of 2009, we refined our forfeiture estimate, which resulted in lower stock-based compensation expense compared to the same period in 2008. The increase in stock-based compensation during the first six months of 2009 compared to the same period in 2008 was due to periodic stock option grants made in March 2008 and December 2008, stock option grants to new employees, an increase in the annual stock award to our Board of Directors and the addition of two directors, and the recognition of a full six months of expense associated with restricted stock units (“RSUs”) under our Corporate Incentive Compensation Plan (“CICP”).

As of June 30, 2009, we had approximately $2.4 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years. As of June 30, 2009, we had approximately $2.2 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized over a weighted-average period of 2.0 years.

Interest income and Other income

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2009	2008	(Decrease)		2009	2008	(Decrease)
Installment receivable interest income	$75	$78	$(3)	(4)%	$150	$153	$(3)	(2)%
Other interest income, net	881	1,298	(417)	(32)%	1,683	2,953	(1,270)	(43)%
Other income, net	2,930	69	2,861	n/m	2,128	350	1,778	508%

Interest income and other	$3,886	$1,445	$2,441	169%	$3,961	$3,456	$505	15%

n/m- not meaningful

The decreases in interest income during the second quarter and first six months of 2009 compared to the same periods in 2008 were primarily due to our investment in lower yielding tax-exempt municipal bonds. During 2008, due to credit market turmoil and adverse changes in the economy, we changed the mix of our investment portfolio to increase our holdings of pre-refunded municipal bonds. These bonds are collateralized by the issuer purchasing U.S. Treasury securities to fund all the cash flows of the refunded municipal bonds that will mature when the issuer’s bond matures.

Other income, net, consists primarily of foreign currency exchange gains and losses and realized gains and losses on the sale of our investments. The increases in other income, net, during the second quarter and first six months of 2009 compared to the same periods in 2008 resulted primarily from the significant increase in the value of foreign currency denominated net assets held in the U.S., consisting primarily of cash, receivables, license installments, and accounts payable. As a result of the increase in the value of the British pound and Euro relative to the U.S. dollar during the second quarter and first six months of 2009, we recorded a $2.9 million and $2.1 million foreign currency exchange transaction gain, respectively. During the second quarter and first six months of 2008, we recorded a $6,000 foreign exchange transaction loss and a $0.3 million foreign exchange transaction gain, respectively. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for further discussion of our foreign currency exchange risk.

Provision for income taxes

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the second quarter of 2009 and 2008, we recorded a $4.5 million and $1.2 million provision, respectively, which resulted in an effective tax rate of 28.5% and 29.2%, respectively. During the first six months of 2009 and 2008, we recorded an $8.2 million and $2.4 million provision, respectively, which resulted in an effective tax rate of 29.3% and 29.4%, respectively.

Our effective tax rate during the second quarters and first six months of 2009 and 2008 were below the statutory federal income tax rate primarily due to the investment in tax-exempt municipal bonds and the benefit from the SEZ India tax holiday.

The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. As of June 30, 2009, the amount of unrecognized tax benefits totaled approximately $5.9 million, of which $4.9 million, if recognized, would impact our effective tax rate. During the second quarter of 2009, we settled our income tax audit with the United Kingdom government for the tax years 2001 through 2005, which resulted in a $0.4 million reduction in the total unrecognized tax benefits. We expect that the changes in the unrecognized benefits within the next twelve months will be approximately $1.3 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition.

Liquidity and capital resources

	Six Months Ended June 30,
(in thousands)	2009	2008
Cash provided by (used in):
Operating activities	$29,432	$30,467
Investing activities	(12,789)	(26,881)
Financing activities	(3,853)	(1,033)
Effect of exchange rate on cash	919	123

Net increase in cash and cash equivalents	$13,709	$2,676

	As of June 30, 2009	As of December 31, 2008
Total cash, cash equivalents, and marketable securities	$190,062	$167,229

We have funded our operations primarily from cash provided by operations. As of June 30, 2009, we had cash, cash equivalents and marketable securities of $190.1 million, a $22.8 million increase from $167.2 million as of December 31, 2008. This increase was primarily due to $29.4 million of cash provided by operations and $10.1 million of excess tax benefit from stock options, partially offset by $14.8 million used to repurchase shares of our common stock, $1.8 million investment in property and equipment, and $2.2 million used for dividend payments to our shareholders. Working capital was $178.4 million as of June 30, 2009 compared to $159.1 million as of December 31, 2008.

We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Material risks to cash flow from operations include delayed or reduced cash payments on sales of new licenses or a decline in our services business. The current economic crisis has had an adverse impact on our target markets including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. These conditions could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables, which we considered and determined did not have a material adverse impact on our allowances for doubtful accounts and sales credit memos as of June 30, 2009. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

Cash provided by operating activities during the first six months of 2009 was $29.4 million, a $1.0 million decrease as compared to the first six months of 2008.

The primary components of cash provided by operations during the first six months of 2009 were $19.9 million of net income and a $10.4 million decrease in accounts receivable due to the timing of their collection.

Future Cash Receipts from License Arrangements

The following table summarizes the cash receipts due in connection with our existing license agreements:

As of June 30, (in thousands)	Installment payments for licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)	Other license payments not recorded on the balance sheet (3)
Remainder of 2009	$2,061	$11,744	$13,410
2010	2,829	24,680	14,564
2011	2,232	20,809	82
2012	1,292	13,384	165
2013	—	5,151	—
Thereafter	—	2,184	—

Total	8,414	$77,952	$28,221

Unearned installment interest income	(744)

Total license installments receivable, net	$7,670

(1)	These license installment payments have already been recognized as license revenue and are included in short- and long-term license installments in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2009.
(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.
(3)	These amounts will be recognized as revenue in future periods and relate to perpetual licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

Cash used in investing activities during the first six months of 2009 and 2008 was primarily for purchases of marketable debt securities of $29.5 million and $145.3 million, respectively, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $18.5 million and $120.2 million, respectively.

During the first six months of 2009, we invested $1.8 million in computer equipment and leasehold improvements primarily for our locations in Cambridge and India.

In March 2008, we paid approximately $0.8 million in cash to acquire certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”), that provides anti-fraud and anti-money laundering software to the banking industry. In addition to the initial purchase consideration, maximum contingent consideration of approximately $2.1 million in cash may be due to the former owners of Focus upon the achievement of certain performance milestones and sales targets to be paid over a period of 30 months from the acquisition date. No amount of contingent consideration was earned or paid in 2008 or during the first six months of 2009.

Cash used in financing activities

Cash used in financing activities during the first six months of 2009 and 2008 was primarily for repurchases of our common stock and the payment of our quarterly dividend. In each of February and December 2008, our Board of Directors approved a $15.0 million share repurchase program. The December 2008 repurchase program expires on December 31, 2009. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate up to $60.0 million of our common stock. Purchases under these programs have been made on the open market.

Share repurchases

The following table is a summary of our repurchase activity under all of our repurchase programs during the first six months of 2009 and 2008:

	2009		2008
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$12,862		$1,210
Authorizations		—		15,000
Repurchases paid	570,954	(8,824)	503,080	(5,423)
Repurchases unsettled	—	—	65,472	(870)

Authorization remaining as of June 30,		$4,038		$9,917

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and restricted stock unit vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations. During the first six months of 2009 and 2008, we withheld shares with a value of $14.1 million and $0.6 million, respectively, in connection with the net settlement of stock options and restricted stock units. The share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of restricted stock units more than offset the shares issued and proceeds received under our various share-based compensation plans during first six months of 2009 and 2008. During the first six months of 2009 and 2008, option holders net settled stock options and vested restricted stock units representing the right to purchase a total of approximately 1,704,000 shares and 88,000 shares, respectively, of which 764,000 shares and 23,000 shares, respectively, were issued to the option and restricted stock unit holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes.

Dividends

The Company declared a cash dividend of $0.03 per share for each of the quarters in 2008 and in the first and second quarters of 2009. Accordingly, the Company paid cash dividends of $2.2 million in each of the first six months of 2009 and 2008. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Fair Value Inputs

We adopted SFAS 157 on January 1, 2008. See Note 1. “Accounting Policies” and Note 3. “Fair Value Measurements” in the notes to the unaudited condensed consolidated financial statements for further discussion. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investments, with related unrealized gains or losses on investments, is a significant component to our consolidated results of operations.

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

Significant customers

The following table summarizes the Company’s concentration of credit risk associated with customers accounting for 10% or more of the Company’s total revenue, outstanding trade receivables, and short and long-term license installments:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Total Revenue	$63,878	$51,119	$126,245	$99,597
Customer A	—	12.6%	—	—

	As of June 30, 2009	As of December 31, 2008
(Dollars in thousands)
Trade receivables	$32,377	$42,801
Customer B	18.7%	11.7%

Long and short-term license installments	$7,670	$10,858
Customer C	42.9%	29.7%
Customer D	19.0%	16.1%
Customer E	14.7%	11.9%
Customer F	12.3%	10.5%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Foreign currency exposure

We derived approximately 35% and 37% of our total revenue from sales to customers based outside of the U.S. during the first six months of 2009 and 2008, respectively. Our international license and professional services have increasingly become denominated in foreign currencies. However, the operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Most of our transactions with customers are invoiced from our offices in the U.S. For those transactions that are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in foreign currencies. In addition, our U.S. operating company holds cash and investments in foreign currencies in order to support our foreign operations. Our functional currency is primarily the U.S. dollar, therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in our consolidated statements of income. As of June 30, 2009, we had net monetary assets valued in foreign currencies, consisting primarily of cash, receivables, and license installments, partially offset by accounts payable and accrued expenses, with a carrying value of approximately $38.3 million. During the first six months of 2009, we recorded a $2.1 million foreign currency transaction gain due to the increase in the value of foreign currencies, primarily the Euro and British pound, relative to the U.S. dollar. As of June 30, 2009, a ten percent change in foreign currency exchange rates would have materially changed the carrying value of our net monetary assets by approximately $3.8 million as of that date with a corresponding currency gain (loss) recognized in our consolidated statement of income.

Interest rate exposure

We invest primarily in tax-exempt municipal bonds, government sponsored enterprises, and corporate bonds that are fixed rate -marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $2.2 million as of June 30, 2009. Changes in market rates and the related impact on fair value of the marketable securities do not generally affect net earnings as our marketable securities are fixed rate securities and are classified as available-for-sale and as such, unrealized gains and losses, net of tax effect, are recorded in accumulated other comprehensive income in our accompanying consolidated balance sheets. However, when the marketable securities are sold, the unrealized gains and losses are recorded as realized gains and losses and included in net income in the accompanying consolidated statements of income.

We analyze our investments for impairments on an ongoing basis. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our marketable securities.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b)	Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first six months of 2009 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the second quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
4/1/09-4/30/09	123,079	$18.28	123,079	$4,113
5/1/09-5/31/09	4,488	16.66	4,488	4,038
6/1/09-6/30/09	—	—	—	4,038

Total	127,567	$18.23

(1)	On December 1, 2008, we publicly announced that our Board of Directors approved a $15.0 million share repurchase program effective December 1, 2008 and expiring on December 31, 2009 (the “Fourth Program”). The Fourth Program replaced an existing program that expired on December 31, 2008. Under the Fourth Program, purchases will be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. The Company has established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Fourth Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 5, 2009. The following matters were voted upon:

The stockholders elected the following individuals to serve on our Board of Directors until our 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified:

Name	Votes For	Votes Against	Votes Withheld
Craig Conway	34,105,181	81,694	19,251
Peter Gyenes	33,884,169	302,706	19,251
Richard Jones	33,782,433	404,442	19,251
Steven Kaplan	34,079,943	106,932	19,251
James O’Halloran	33,834,522	352,353	19,251
Alan Trefler	34,087,652	116,470	2,004
William Wyman	34,073,012	113,863	19,251

The stockholders ratified the Audit Committee’s selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009, with 34,049,123 votes “FOR”, 135,935 votes “AGAINST” and 21,068 votes “WITHHELD”.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: August 4, 2009	By:	/s/ Craig Dynes
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