Form 10-Q
period 2009-09-30
PEGASYSTEMS INC
filed 2009-11-03
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

There were 36,678,436 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 26, 2009.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of September 30, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$56,419	$36,087
Marketable securities	141,936	131,142

Total cash, cash equivalents, and marketable securities	198,355	167,229
Trade accounts receivable, net of allowances of $612 and $1,490	27,708	42,801
Short-term license installments	2,951	5,445
Deferred income taxes	4,338	4,351
Income taxes receivable and other current assets	10,729	4,151

Total current assets	244,081	223,977
Long-term license installments, net	3,321	5,413
Property and equipment, net	7,487	5,723
Long-term deferred income taxes and other assets	8,536	8,117
Intangible assets, net	372	479
Goodwill	2,391	2,141

Total assets	$266,188	$245,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,333	$4,726
Accrued expenses	6,605	9,925
Accrued compensation and related expenses	18,123	18,015
Deferred revenue	27,818	32,231

Total current liabilities	57,879	64,897
Income taxes payable	5,274	5,665
Other long-term liabilities	1,909	2,174

Total liabilities	65,062	72,736

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock and paid-in capital, 70,000 shares authorized; 36,673 shares and 35,810 shares issued and outstanding	122,757	118,284
Retained earnings, including accumulated other comprehensive income of $1,816 and $895	78,369	54,830

Total stockholders’ equity	201,126	173,114

Total liabilities and stockholders’ equity	$266,188	$245,850

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Software license	$28,358	$17,910	$82,045	$51,214
Maintenance	12,489	10,045	36,608	29,027
Professional services	23,974	24,743	72,413	72,054

Total revenue	64,821	52,698	191,066	152,295

Cost of revenue:
Cost of software license	28	30	90	64
Cost of maintenance	1,558	1,454	4,452	4,006
Cost of professional services	22,474	19,072	61,641	56,811

Total cost of revenue	24,060	20,556	66,183	60,881

Gross profit	40,761	32,142	124,883	91,414

Operating expenses:
Selling and marketing	19,568	15,698	51,663	45,036
Research and development	9,930	7,936	28,198	22,832
General and administrative	3,798	5,067	13,392	15,355

Total operating expenses	33,296	28,701	93,253	83,223

Income from operations	7,465	3,441	31,630	8,191
Installment receivable interest income	74	95	224	248
Other interest income, net	721	1,151	2,404	4,104
Foreign currency transaction gain (loss)	266	(2,010)	2,377	(1,759)
Other income, net	—	40	17	139

Income before provision for income taxes	8,526	2,717	36,652	10,923
Provision for income taxes	2,525	366	10,768	2,776

Net income	$6,001	$2,351	$25,884	$8,147

Earnings per share
Basic	$0.16	$0.06	$0.72	$0.23

Diluted	$0.16	$0.06	$0.68	$0.22

Weighted-average number of common shares outstanding
Basic	36,462	36,419	36,035	36,201

Diluted	38,441	38,212	37,955	37,668

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$25,884	$8,147
Adjustment to reconcile net income to cash provided by operating activities:
Excess tax benefit from stock options	(14,409)	(2,992)
Deferred income taxes	(901)	(1,054)
Depreciation, amortization and other non-cash items	2,021	1,407
Amortization of investments	2,963	1,261
Stock-based compensation expense	3,523	2,552
Change in operating assets and liabilities:
Trade accounts receivable	15,093	12,646
License installments	4,586	15,653
Income taxes receivable and other current assets	(801)	(1,302)
Accounts payable and accrued expenses	5,738	915
Deferred revenue	(4,413)	(4,352)
Other long-term assets and liabilities	(445)	(10)

Cash provided by operating activities	38,839	32,871

Investing activities:
Purchases of marketable securities	(49,851)	(172,626)
Matured and called marketable securities	35,925	80,706
Sale of marketable securities	—	83,025
Payments for acquisition	—	(798)
Investment in property and equipment	(3,724)	(2,625)

Cash used in investing activities	(17,650)	(12,318)

Financing activities:
Issuance of common stock for share-based compensation plans	4,075	6,549
Excess tax benefit from stock options	14,409	2,992
Dividend payments to shareholders	(3,245)	(3,273)
Repurchase of common stock	(17,310)	(11,794)

Cash used in financing activities	(2,071)	(5,526)

Effect of exchange rate on cash and cash equivalents	1,214	(560)

Net increase in cash and cash equivalents	20,332	14,467
Cash and cash equivalents, beginning of period	36,087	26,710

Cash and cash equivalents, end of period	$56,419	$41,177

Supplemental disclosures:
Income taxes paid	$6,011	$4,807
Non-cash financing activity:
Dividends payable	$1,101	$1,095
Repurchases of common stock unsettled	$34	$192

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 made the FASB Accounting Standards Codification (“the Codification”) the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates (“ASU”) that follows, references relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Not Yet Effective

In September 2009, ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) was issued and will change the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The impact of ASU 2009-13 on the Company’s consolidated financial statements will depend on the nature and terms of the Company’s revenue arrangements entered into or materially modified after the adoption date.

2.	MARKETABLE SECURITIES

	As of September 30, 2009
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$127,710	$870	$(3)	$128,577
Government sponsored enterprises	6,799	16	(3)	6,812
Corporate bonds	6,548	3	(4)	6,547

Marketable securities	$141,057	$889	$(10)	$141,936

	As of December 31, 2008
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$119,843	$1,056	$(3)	$120,896
Government sponsored enterprises	5,999	19	—	6,018
Corporate bonds	4,230	18	(20)	4,228

Marketable securities	$130,072	$1,093	$(23)	$131,142

3.	FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s marketable securities.

The Company’s investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, or broker dealer quotations and matrix pricing compiled by third party pricing vendors, respectively, which are based on third party pricing sources with reasonable levels of price transparency.

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
(in thousands)	As of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$1,661	$1,661	$—

Total cash equivalents:	$1,661	$1,661	$—

Marketable securities:
Municipal bonds	$128,577	$33,742	$94,835
Government sponsored enterprises	6,813	—	6,813
Corporate bonds	6,546	6,546	—

Total marketable securities:	$141,936	$40,288	$101,648

Assets Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets, such as property and equipment, and intangible assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the third quarter and first nine months of 2009, we did not recognize any impairment on any assets that are measured at fair value on a nonrecurring basis.

4.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $27.7 million and $42.8 million as of September 30, 2009 and December 31, 2008, respectively. Trade accounts receivable includes $6.8 million and $6.4 million for services earned under time and material arrangements that had not been invoiced as of September 30, 2009 and December 31, 2008, respectively. The Company’s allowance for doubtful accounts was $0.1 million and $0.4 million as of September 30, 2009 and December 31, 2008, respectively. The Company’s allowance for sales credit memos was $0.5 million and $1.1 million as of September 30, 2009 and December 31, 2008, respectively.

5.	INCOME TAXES RECEIVABLE AND OTHER CURRENT ASSETS

(in thousands)	As of September 30, 2009	As of December 31, 2008
Income taxes receivable	$6,280	$514
Interest receivables	2,180	2,061
Prepaid expenses	1,640	838
Sales tax receivable	388	511
Reimbursable expenses	241	227

	$10,729	$4,151

6.	ACCRUED EXPENSES

(in thousands)	As of September 30, 2009	As of December 31, 2008
Accrued other taxes	$1,345	$2,552
Dividends payable	1,101	1,080
Accrued employee travel	1,026	1,019
Repurchases of common stock unsettled	34	379
Accrued professional services partners fees	1,042	386
Accrued other	2,057	1,954
Accrued income taxes	—	2,555

	$6,605	$9,925

7.	DEFERRED REVENUE

(in thousands)	As of September 30, 2009	As of December 31, 2008
Maintenance	$17,955	$15,688
Software license	6,430	12,740
Professional services and other	3,433	3,803

	$27,818	$32,231

8.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2009, there had been no material changes in the Company’s purchase commitments for customer support services and operating leases since December 31, 2008.

In addition to the initial purchase consideration for the Company’s 2008 acquisition of certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”), up to approximately $2.1 million of contingent consideration could have become due to the former owners of Focus, based on the achievement of certain performance milestones and sales targets during a period of 30 months from the March 21, 2008 acquisition date. On September 22, 2009, the parties to the original Focus asset purchase agreement entered into an amendment of that agreement (“the Amended Agreement”). Pursuant to the Amended Agreement, $1.8 million of the original potential contingent consideration was forfeited and $0.3 million of the contingent consideration was earned and is payable in January 2010. The Company recorded the additional $0.3 million consideration as an increase to goodwill.

See Note 12. “Income Taxes” for discussion on the Company’s liability for uncertain tax positions.

9.	COMPREHENSIVE INCOME

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised of currency translation adjustments and available-for-sale securities valuation adjustments. The Company’s total comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Comprehensive income:
Net income	$6,001	$2,351	$25,884	$8,147
Other comprehensive income:
Unrealized loss on securities, net of tax	(206)	(307)	(186)	(517)
Foreign currency translation adjustments	206	(722)	1,107	(553)

	$6,001	$1,322	$26,805	$7,077

10.	STOCK-BASED COMPENSATION

For the third quarter and first nine months of 2009 and 2008, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Stock-based compensation expense:
Cost of services	$250	$238	$884	$703
Operating expenses	715	591	2,639	1,849

Total stock-based compensation before tax	965	829	3,523	2,552

Income tax benefit	(527)	(303)	(1,266)	(829)

Stock-based compensation expense, net of tax benefit	$438	$526	$2,257	$1,723

During the first nine months of 2009, the Company issued approximately 1,451,000 shares to its employees under the Company’s share-based compensation plans and approximately 18,000 shares to its non-employee Directors.

Stock Options

The fair value of stock options was estimated on the date of grant using a Black-Scholes option valuation model with the following weighted- average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Expected volatility (1)	39%	45%	41%	49%

Expected term in years (2)	5.9	5.9	5.9	5.9

Risk-free interest rate (3)	2.62%	3.18%	2.47%	2.85%

Expected annual dividend yield (4)	0.76%	1.07%	0.91%	1.11%

Weighted-average grant date fair value	$11.87	$5.86	$9.13	$4.90

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.

(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.

(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities with a term that corresponds to the expected option term at the time of grant.

(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumption used for options granted during the period. The expected annual dividend yield is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

During the first nine months of 2009, the Company granted approximately 217,000 stock options with a weighted-average exercise price of $23.21. During the first nine months of 2009, option holders net settled stock options representing the right to purchase a total of approximately 2,098,000 shares, of which 1,004,000 shares were issued to the option holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes. As of September 30, 2009, the Company had approximately $2.4 million of unrecognized stock-based compensation expense related to the unvested portion of stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock Units

During the first nine months of 2009, the Company granted approximately 56,000 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $18.42. As of September 30, 2009, the Company had approximately $1.7 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized over a weighted-average period of 2.0 years.

11.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, RSUs, and warrants, using the treasury stock method and the average market price of our common stock during the applicable period. Certain shares related to some of our outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic
Net income	$6,001	$2,351	$25,884	$8,147

Weighted-average common shares outstanding	36,462	36,419	36,035	36,201

Earnings per share, basic	$0.16	$0.06	$0.72	$0.23

Diluted
Net income	$6,001	$2,351	$25,884	$8,147

Weighted-average common shares outstanding	36,462	36,419	36,035	36,201
Effect of assumed exercise of stock options, RSUs and warrants	1,979	1,793	1,920	1,467

Weighted-average common shares outstanding, assuming dilution	38,441	38,212	37,955	37,668

Earnings per share, diluted	$0.16	$0.06	$0.68	$0.22

Outstanding options and RSUs excluded as impact would be anti-dilutive	88	1,288	441	1,529

12.	INCOME TAXES

During the second quarter of 2009, the Company settled its income tax audit with the United Kingdom government for the tax years 2001 through 2005, which resulted in a $0.4 million reduction in the total unrecognized tax benefits. As of September 30, 2009, the amount of unrecognized tax benefits totaled approximately $5.9 million, of which $4.5 million, if recognized, would decrease the Company’s effective tax rate. The Company expects that the changes in the unrecognized benefits within the next twelve months will be approximately $1.3 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for the years before 2006. With few exceptions, the statute of limitations remains open in all jurisdictions for the tax years 2006 to the present.

13.	SEGMENT REPORTING

The Company operates in one operating segment—rules-based Business Process Management (“BPM”) software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services. Substantially all of the Company’s assets are located within the U.S. The Company derived its revenue from the following geographic areas (sales outside the U.S. are principally through export from the U.S.):

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2009		2008		2009		2008
U.S.	$39,011	60%	$30,817	58%	$120,486	63%	$93,250	61%
United Kingdom	15,939	25%	9,121	17%	36,746	19%	30,276	20%
Europe, other	3,556	5%	9,781	19%	21,748	12%	20,147	13%
Other	6,315	10%	2,979	6%	12,086	6%	8,622	6%

	$64,821	100%	$52,698	100%	$191,066	100%	$152,295	100%

There were no customers accounting for 10% or more of the Company’s total revenue during the third quarter and first nine months of 2008 and 2009. The following table summarizes the Company’s concentration of credit risk associated with customers accounting for 10% or more of the Company’s outstanding trade receivables and short and long-term license installments:

	As of September 30,	As of December 31,
(Dollars in thousands)	2009	2008
Trade receivables	$27,708	$42,801
Customer A	11.9%	11.7%

Long and short-term license installments	$6,272	$10,858
Customer B	37.7%	29.7%
Customer C	20.5%	16.1%
Customer D	16.1%	11.9%
Customer E	12.7%	10.5%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business overview

We achieved license revenue growth of 58% and 60% during the third quarter and first nine months of 2009 compared to the same periods in 2008, respectively, despite the continued challenging economic conditions. Our perpetual license revenue increased 37% and 61% and our term license revenue increased 80% and 57% during the third quarter and first nine months of 2009 compared to the same periods in 2008, respectively.

We generated approximately $38.8 million and $32.9 million in cash from operations in the first nine months of 2009 and 2008, respectively.

The total value of new license arrangements executed during the third quarter and first nine months of 2009 was higher than in the same periods in 2008, despite a decline in demand from European customers. In addition, the value of new license arrangements executed with new customers in the first nine months of 2009 was greater than in the same period in 2008, evidencing our success with companies across a broader range of industries.

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

To address these challenges, during the first nine months of 2009, we:

—	Executed license arrangements with customers in new industries;
—	Created and staffed strategic roles within our organization, focused on partners and alliances;
—	Enhanced our training curriculum to increase the number of our professional services consultants with the master level of PRPC certification;
—	Invested in our research and development efforts by increasing headcount;
—	Introduced an agile development and deployment methodology to further reduce time-to-market of product enhancements and new features; and
—	Continued to hire sales and marketing professionals.

The recent economic crisis has had an adverse impact on our target markets including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. These conditions could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations. Our financial services and insurance customers as a group represent a significant amount of our revenues, including those associated with our future cash receipts from license arrangements as detailed on page 24 and our receivables. We considered these facts and determined they did not have a material adverse impact on our allowances for doubtful accounts and sales credit memos as of September 30, 2009.

As of September 30, 2009, our cash, cash equivalents, and marketable securities totaled $198.4 million, a $31.2 million increase compared to December 31, 2008. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition and other strategic opportunities from time to time, which if pursued, could require use of our funds. Material risks to cash flow from operations include delayed or reduced cash payments accompanying sales of new licenses or a decline in our overall business.

Critical accounting policies and estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

—	Revenue recognition,

—	Allowance for doubtful accounts and sales credit memos,

—	Stock-based compensation, and

—	Accounting for income taxes.

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

Results of Operations

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2009	2008			2009	2008
Total revenue	$64,821	$52,698	$12,123	23%	$191,066	$152,295	$38,771	25%

Gross profit	40,761	32,142	8,619	27%	124,883	91,414	33,469	37%

Total operating expenses	33,296	28,701	4,595	16%	93,253	83,223	10,030	12%

Income before provision for income taxes	$8,526	$2,717	$5,809	214%	$36,652	$10,923	$25,729	236%

Despite the continued challenging economic conditions, we continue to experience an increase in demand for our software products and related services, which we believe is due to the strong value proposition, short implementation period, and flexible licensing terms we offer our customers. Our success is also due to the growth in the BPM sector and our position as leader in this market space.

The increases in gross profit during the third quarter and first nine months of 2009 compared to the same periods in 2008 were primarily due to the increase in license revenue and to a lesser extent due to the increase in maintenance revenue, partially offset by a decrease in our professional services gross profit. The increases in income before provision for income taxes during the third quarter and first nine months of 2009 compared to the same periods in 2008 were primarily due to the higher growth rate of our license and maintenance revenue compared to the lower growth rate of our operating expenses. Due to credit market turmoil and adverse changes in the economy during 2008, we changed the mix of our investment portfolio to increase our holdings of pre-refunded municipal bonds, which resulted in $0.4 million and $1.7 million of lower interest income during the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008. Our income before provision for income taxes was positively impacted by a $2.3 million and $4.1 million increase in foreign currency transaction gains during the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008.

A small number of high value license arrangements or the mix between perpetual and term licenses can cause our revenues to fluctuate materially from quarter to quarter. The revenue growth rate achieved in any historical period is not necessarily indicative of the results expected for future periods.

Revenue

	Three Months Ended September 30,				Increase		Nine Months Ended September 30,				Increase

(Dollars in thousands)	2009		2008				2009		2008
License revenue

Perpetual licenses	$13,666	48%	$9,958	56%	$3,708	37%	$47,284	58%	$29,346	57%	$17,938	61%

Term licenses	12,006	42%	6,666	37%	5,340	80%	29,794	36%	19,005	37%	10,789	57%

Subscription	2,686	10%	1,286	7%	1,400	109%	4,967	6%	2,863	6%	2,104	73%

Total License revenue	$28,358	100%	$17,910	100%	$10,448	58%	$82,045	100%	$51,214	100%	$30,831	60%

The increases in perpetual license revenue during the third quarter and first nine months of 2009 compared to the same periods in 2008 were driven by increases in the number of perpetual licenses. The mix between perpetual and term license arrangements fluctuates based on customer circumstances and the intended use of our software. For the first nine months of 2009, new perpetual license arrangements comprised a higher portion of our total license arrangements as compared to the first nine months of 2008. Many of the perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $45.8 million as of September 30, 2009 compared to $19.8 million as of September 30, 2008. See the table of future cash receipts by year from these perpetual licenses and certain subscription licenses on page 24.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The increases in term license revenue during the third quarter and first nine months of 2009 compared to the same periods in 2008 were primarily due to significant prepayments of certain term licenses during the third quarter. In addition, the increase in term license revenue during the first nine months of 2009 compared to the same period in 2008 was due to the increase in the aggregate value of payments for non-cancellable term licenses signed during 2008 and 2007 for which a portion of these agreements was recognized as revenue during the first nine months of 2009. The remainder of these agreements will be recognized as revenue in future periods. The aggregate value of payments due under these term licenses was $70.2 million as of September 30, 2009 compared to $74.6 million as of September 30, 2008. See the table of future cash receipts by year from these term licenses on page 24. The aggregate value of future payments due under non-cancellable term licenses as of September 30, 2009 includes $5.3 million of term license payments that we expect to recognize as revenue during the remainder of 2009. However, we expect our actual term license revenue for the remainder of 2009 could be higher than $5.3 million as we complete additional term license agreements during the remainder of 2009 or if we receive prepayments from existing term license agreements.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the economic life or term of the arrangement. The increases in subscription revenue during the third quarter and first nine months of 2009 compared to the same periods in 2008 were primarily due to a new customer arrangement.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2009	2008			2009	2008
Maintenance revenue
Maintenance	$12,489	$10,045	$2,444	24%	$36,608	$29,027	$7,581	26%

The increases in maintenance revenue during the third quarter and first nine months of 2009 compared to the same periods in 2008 were due to the continued increase in the aggregate value of the installed base of our software.

	Three Months Ended September 30,				(Decrease)		Nine Months Ended September 30,				Increase (Decrease)
(Dollars in thousands)	2009		2008				2009		2008
Professional services revenue
Consulting Services	$23,371	97%	$23,685	96%	$(314)	(1)%	$69,652	96%	$68,094	95%	$1,558	2%
Training	603	3%	1,058	4%	(455)	(43)%	2,761	4%	3,960	5%	(1,199)	(30)%

Total Professional services	$23,974	100%	$24,743	100%	$(769)	(3)%	$72,413	100%	$72,054	100%	$359	0%

Professional services are primarily consulting services related to new license implementations. During the third quarter and first nine months of 2009, our professional services revenue was negatively impacted by pricing pressures associated with a weaker global economy and the decline in the value of the Euro relative to the U.S. dollar in 2009 compared to the same periods in 2008. Our training revenues continue to be negatively impacted by a weak global economy.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2009	2008			2009	2008
Gross Profit
Software license	$28,330	$17,880	$10,450	58%	$81,955	$51,150	$30,805	60%
Maintenance	10,931	8,591	2,340	27%	32,156	25,021	7,135	29%
Professional services	1,500	5,671	(4,171)	(74)%	10,772	15,243	(4,471)	(29)%

Total gross profit	$40,761	$32,142	$8,619	27%	$124,883	$91,414	$33,469	37%

Maintenance gross profit percent	88%	86%			88%	86%

Professional services gross profit percent	6%	23%			15%	21%

The increases in software license gross profit during the third quarter and first nine months of 2009 compared to the same periods in 2008 were due to the increases in our license revenue, which had no significant incremental associated direct costs. The increases in maintenance gross profit during the third quarter and first nine months of 2009 compared to the same periods in 2008 were due to higher maintenance revenue and lower incremental direct costs.

Professional services gross profit during the third quarter and first nine months of 2009 compared to the same periods in 2008 was adversely impacted by lower realization rates globally due to the challenging economic conditions. In addition, the direct costs associated with the professional services bundled with a certain license arrangement recognized on a subscription basis were recorded in the third quarter of 2009, but the related revenue will be recognized over the term of the subscription period. The bundled professional services for this license arrangement were completed during the third quarter of 2009.

In addition, during the third quarter of 2009, a significant number of our professional services consultants completed our enhanced training curriculum to achieve the master level of PRPC certification, which resulted in lower billable hours and an increased use of contractors. We expect additional professional services consultants will complete this training in the fourth quarter of 2009, which may continue to negatively impact professional services gross profit. We intend to continue our investment in the professional services organization to support our license implementations.

Operating expenses

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2009	2008			2009	2008

Selling and marketing

Selling and marketing	$19,568	$15,698	$3,870	25%	$51,663	$45,036	$6,627	15%

As a percent of total revenue	30%	30%			27%	30%

Selling and marketing headcount					230	184	46	25%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increase in selling and marketing expenses during the third quarter of 2009 compared to the same period in 2008 was primarily due to $2.1 million higher sales commissions mainly associated with the increase in our new license arrangements and $1.6 million increase in compensation and benefit expenses associated with higher headcount. The increase in selling and marketing expenses during the first nine months of 2009 compared to the same period in 2008 was primarily due to $4.2 million higher sales commissions mainly associated with the increase in our new license arrangements, and a $3.0 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $0.5 million decrease in travel expenses and a $0.3 million decrease in recruiting agency fees.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2009	2008			2009	2008
Research and development

Research and development	$9,930	$7,936	$1,994	25%	$28,198	$22,832	$5,366	24%

As a percent of total revenue	15%	15%			15%	15%

Research and development headcount					219	153	66	43%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. During the first three quarters of 2008, the research and development center in India was not operational and therefore associated start-up expenses were classified as general and administrative expenses. Subsequent to becoming operational in October 2008, all expenses associated with our development center are classified as research and development. The change in classification of these expenses resulted in a $0.7 million and a $2.1 million increase in research and development expenses during the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008.

The increase in research and development expenses during the third quarter of 2009 compared to the same period in 2008 was also due to a $0.9 million increase in compensation and benefit expenses associated with higher headcount and $0.2 million of training expenses associated with our agile deployment methodology. The increase in research and development expenses during the first nine months of 2009 compared to the same period in 2008 was also due to a $3.1 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $0.2 million decrease in recruiting expenses.

	Three Months Ended September 30,		(Decrease)		Nine Months Ended September 30, (Decrease)
(Dollars in thousands)	2009	2008			2009	2008
General and administrative

General and administrative	$3,798	$5,067	$(1,269)	(25)%	$13,392	$15,355	$(1,963)	(13)%

As a percent of total revenue	6%	10%			7%	10%

General and administrative headcount					138	126	12	10%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with the finance, legal, corporate governance, and other administrative headcount, as well as accounting, legal, and other administrative fees.

The change in classification of the expenses related to our research and development center in India resulted in a $0.7 million and a $2.1 million decrease in general and administrative expenses during the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008. During the third quarter and first nine months of 2009 compared to the same periods in 2008, general and administrative expenses also decreased by $0.6 million due to a reduction in our reserves for non-income taxes and decreased by $0.2 million and $0.6 million, respectively, due to lower legal, audit and tax fees. These decreases in general and administrative expenses were partially offset by a $0.4 million and $1.4 million increase in compensation and benefit expenses during the third quarter and first nine months of 2009 compared to the same periods in 2008, respectively.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our consolidated statements of income:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2009	2008			2009	2008
Stock-based compensation expense:

Cost of services	$250	$238	$12	5%	$884	$703	$181	26%

Operating expenses	715	591	124	21%	2,639	1,849	790	43%

Total stock-based compensation before tax	$965	$829	$136	16%	$3,523	$2,552	$971	38%

Income tax benefit	(527)	(303)			(1,266)	(829)

Net stock-based compensation expense	$438	$526			$2,257	$1,723

The increases in stock-based compensation during the third quarter and first nine months of 2009 compared to the same periods in 2008 were primarily due to our periodic stock option grants and new hire stock option grants. During the second quarter of 2009, we refined our forfeiture estimate, which resulted in a reduction to our stock-based compensation expense. The higher stock-based compensation related to the periodic stock option grants and new hire stock option grants during the first nine months of 2009 compared to the same period in 2008 more than offsets this reduction.

As of September 30, 2009, we had approximately $2.4 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years. As of September 30, 2009, we had approximately $1.7 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized over a weighted-average period of 2.0 years.

Interest income and Other income

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2009	2008			2009	2008
Installment receivable interest income	$74	$95	$(21)	(22)%	$224	$248	$(24)	(10)%
Other interest income, net	721	1,151	(430)	(37)%	2,404	4,104	(1,700)	(41)%
Foreign currency transaction gain (loss)	266	(2,010)	2,276	113%	2,377	(1,759)	4,136	235%
Other income, net	-	40	(40)	(100)%	17	139	(122)	(88)%

Interest income and other	$1,061	$(724)	$1,785	(247)%	$5,022	$2,732	$2,290	84%

The decreases in interest income during the third quarter and first nine months of 2009 compared to the same periods in 2008 were primarily due to our investment in lower yielding tax-exempt municipal bonds. During 2008, due to credit market turmoil and adverse changes in the economy, we changed the mix of our investment portfolio to increase our holdings of pre-refunded municipal bonds. These bonds are collateralized by the issuer purchasing U.S. Treasury securities to fund all the cash flows of the refunded municipal bonds that will mature when the issuer’s bond matures.

Other income, net, consists primarily of foreign currency exchange gains and losses and realized gains and losses on the sale of our investments. The increases in other income, net, during the third quarter and first nine months of 2009 compared to the same periods in 2008 resulted primarily from the significant increase in the value of foreign currency denominated net assets held in the U.S., consisting primarily of cash, receivables, license installments, and accounts payable. As a result of the increase in the value of the British pound and the Euro relative to the U.S. dollar during the third quarter and first nine months of 2009, we recorded a $0.3 million and $2.4 million foreign currency exchange transaction gain, respectively. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for further discussion of our foreign currency exchange risk.

Provision for income taxes

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the third quarter of 2009 and 2008, we recorded a $2.5 million and $0.4 million provision, respectively, which resulted in an effective tax rate of 29.6% and 13.5%, respectively. During the first nine months of 2009 and 2008, we recorded a $10.8 million and $2.8 million provision, respectively, which resulted in an effective tax rate of 29.4% and 25.4%, respectively.

Our effective tax rates during the third quarter and first nine months of 2009 and 2008 were below the statutory federal income tax rate primarily due to the investment in tax-exempt municipal bonds and the benefit from the SEZ India tax holiday.

The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. During the second quarter of 2009, we settled our income tax audit with the United Kingdom government for the tax years 2001 through 2005, which resulted in a $0.4 million reduction in the total unrecognized tax benefits. As of September 30, 2009, the amount of unrecognized tax benefits totaled approximately $5.9 million, of which $4.5 million, if recognized, would decrease our effective tax rate. We expect that the changes in the unrecognized benefits within the next twelve months will be approximately $1.3 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition.

Liquidity and capital resources

	Nine Months Ended September 30,
(in thousands)	2009	2008
Cash provided by (used in):
Operating activities	$38,839	$32,871
Investing activities	(17,650)	(12,318)
Financing activities	(2,071)	(5,526)
Effect of exchange rate on cash	1,214	(560)

Net increase in cash and cash equivalents	$20,332	$14,467

	As of September 30, 2009	As of December 31, 2008
Total cash, cash equivalents, and marketable securities	$198,355	$167,229

We have funded our operations primarily from cash provided by operations. As of September 30, 2009, we had cash, cash equivalents, and marketable securities of $198.4 million, a $31.2 million increase from $167.2 million as of December 31, 2008. This increase was primarily due to $38.8 million of cash provided by operations and $14.4 million of excess tax benefit from stock options, partially offset by $17.3 million used to repurchase shares of our common stock, $3.7 million investment in property and equipment, and $3.2 million used for dividend payments to our shareholders. Working capital was $186.2 million as of September 30, 2009 compared to $159.1 million as of December 31, 2008.

We believe that our cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Material risks to cash flow from operations include delayed or reduced cash payments on sales of new licenses or a decline in our services business. The current economic crisis has had an adverse impact on our target markets including, among other things, volatility in security prices, diminished liquidity, and limited access to funding. These conditions could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology and pay their trade obligations. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables, which we considered and determined did not have a material adverse impact on our allowances for doubtful accounts and sales credit memos as of September 30, 2009. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

Cash provided by operating activities during the first nine months of 2009 was $38.8 million, a $6.0 million increase as compared to the first nine months of 2008.

The primary components of cash provided by operations during the first nine months of 2009 were $25.9 million of net income and a $15.1 million decrease in accounts receivable due to the timing of their collection.

Future Cash Receipts from License Arrangements

The following table summarizes the cash receipts due in connection with our existing license agreements as of September 30, 2009.

As of September 30, (in thousands)	Installment payments for licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)	Other license payments not recorded on the balance sheet (3)
Remainder of 2009	$589	$5,318	$3,924
2010	2,829	25,841	25,497
2011	2,232	20,532	9,166
2012	1,292	13,175	7,165
2013	-	4,774	-
Thereafter	-	598	-

Total	6,942	$70,238	$45,752

Unearned installment interest income	(670)

Total license installments receivable, net	$6,272

(1)	These license installment payments have already been recognized as license revenue and are included in short- and long-term license installments in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2009.

(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(3)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

Cash used in investing activities during the first nine months of 2009 and 2008 was primarily for purchases of marketable debt securities of $49.9 million and $172.6 million, respectively, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $35.9 million and $163.7 million, respectively.

During the first nine months of 2009, we invested $3.7 million in computer equipment and leasehold improvements primarily for our locations in Cambridge and India.

In March 2008, we paid approximately $0.8 million in cash to acquire certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”), that provides anti-fraud and anti-money laundering software to the banking industry. In addition to the initial purchase consideration, maximum contingent consideration of approximately $2.1 million in cash could have become due to the former owners of Focus upon the achievement of certain performance milestones and sales targets to be paid over a period of 30 months from the acquisition date. On September 22, 2009, the parties to the original Focus asset purchase agreement entered into an amendment of that agreement (“the Amended Agreement”). Pursuant to the Amended Agreement, $1.8 million of the original potential contingent consideration was forfeited and $0.3 million of the potential contingent consideration was earned and is payable in January 2010. We recorded the additional $0.3 million consideration as an increase to goodwill.

Cash used in financing activities

Cash used in financing activities during the first nine months of 2009 and 2008 was primarily for repurchases of our common stock and the payment of our quarterly dividend. In each of February and December 2008, our Board of Directors approved a $15.0 million share repurchase program. The December 2008 repurchase program expires on December 31, 2009. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate up to $60.0 million of our common stock. Purchases under these programs have been made on the open market.

Share repurchases

The following table is a summary of our repurchase activity under all of our repurchase programs during the first nine months of 2009 and 2008:

	2009		2008
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$12,862		$1,210
Authorizations		—		15,000
Repurchases paid	605,256	(9,859)	965,952	(11,794)
Repurchases unsettled	975	(34)	14,998	(192)

Authorization remaining as of September 30,		$2,969		$4,224

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and restricted stock unit vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations. During the first nine months of 2009 and 2008, we withheld shares with a value of $19.2 million and $2.3 million, respectively, in connection with the net settlement of stock options and restricted stock units. The share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of restricted stock units offset the shares issued and proceeds received under our various share-based compensation plans during first nine months of 2009 and 2008. During the first nine months of 2009 and 2008, option holders net settled stock options and vested restricted stock units representing the right to purchase a total of approximately 2,189,000 shares and 314,000 shares, respectively, of which approximately 1,063,000 shares and 96,000 shares, respectively, were issued to the option and restricted stock unit holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes.

Dividends

The Company declared a cash dividend of $0.03 per share for each of the quarters in 2008 and in the first, second and third quarters of 2009. Accordingly, the Company paid cash dividends of $3.2 and $3.3 million during first nine months of 2009 and 2008, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Fair Value Inputs

See Note 3. “Fair Value Measurements” in the notes to the unaudited condensed consolidated financial statements for further discussion. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investments, with related unrealized gains or losses on investments, is a significant component to our consolidated results of operations.

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

Significant customers

There were no customers accounting for 10% or more of the Company’s total revenue during the third quarters and first nine months of 2008 and 2009. The following table summarizes the Company’s concentration of credit risk associated with customers accounting for 10% or more of the Company’s outstanding trade receivables and short and long-term license installments:

	As of September 30,	As of December 31,
(Dollars in thousands)	2009	2008
Trade receivables	$27,708	$42,801
Customer A	11.9%	11.7%

Long and short-term license installments	$6,272	$10,858
Customer B	37.7%	29.7%
Customer C	20.5%	16.1%
Customer D	16.1%	11.9%
Customer E	12.7%	10.5%

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

Foreign currency exposure

We derived approximately 37% and 39% of our total revenue from sales to customers based outside of the United States (“U.S.”) during the first nine months of 2009 and 2008, respectively. Our international license and professional services have increasingly become denominated in foreign currencies. However, the operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Most of our transactions with customers are invoiced from our offices in the U.S. For those transactions that are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in foreign currencies. In addition, our U.S. operating company holds cash and investments in foreign currencies in order to support our foreign operations. Our functional currency is primarily the U.S. dollar, therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in our consolidated statements of income. As of September 30, 2009, we had net monetary assets valued in foreign currencies, consisting primarily of cash, receivables, and license installments, partially offset by accounts payable and accrued expenses, with a carrying value of approximately $49.8 million. During the first nine months of 2009, we recorded a $2.4 million foreign currency transaction gain due to the increase in the value of foreign currencies, primarily the Euro and British pound, relative to the U.S. dollar. As of September 30, 2009, a ten percent change in foreign currency exchange rates would have materially changed the carrying value of our net monetary assets by approximately $5.0 million as of that date with a corresponding currency gain (loss) recognized in our consolidated statement of income.

Interest rate exposure

We invest primarily in tax-exempt municipal bonds, government sponsored enterprises, and corporate bonds that are fixed rate -marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $1.9 million as of September 30, 2009. Changes in market rates and the related impact on fair value of the marketable securities do not generally affect net earnings as our marketable securities are fixed rate securities and are classified as available-for-sale and as such, unrealized gains and losses, net of tax effect, are recorded in accumulated other comprehensive income in our accompanying consolidated balance sheets. However, when the marketable securities are sold, the unrealized gains and losses are recorded as realized gains and losses and included in net income in the accompanying consolidated statements of income.

We analyze our investments for impairments on an ongoing basis. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our marketable securities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to maintain vendor specific objective evidence (“VSOE”) of fair value of our professional services arrangements, we may be required to delay a portion of our revenue to future periods. We have established VSOE of fair value of our professional services based on the price charged when these services are sold separately. The weakened economy and significant competition within our industry have created pricing pressure on professional services provided by technology companies. If we elect to discount our professional services pricing or otherwise introduce variability in our professional services arrangements to attract or retain customers, this could lead to an insufficient number of consistent pricing examples for us to measure and maintain VSOE. If we do not have VSOE of fair value of our professional services, we may be required to recognize all revenue for these professional services arrangements, including any related license, maintenance, and other services revenue if the professional services are bundled in an arrangement, ratably over the longer of the software maintenance period or the service period.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the third quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
7/1/09-7/31/09	6,716	$26.94	6,716	$3,857
8/1/09-8/31/09	16,322	30.78	16,322	3,355
9/1/09-9/30/09	12,239	31.50	12,239	2,969

Total	35,277	$30.30

(1)	On December 1, 2008, we publicly announced that our Board of Directors approved a $15.0 million share repurchase program effective December 1, 2008 and expiring on December 31, 2009 (the “Fourth Program”). The Fourth Program replaced an existing program that expired on December 31, 2008. Under the Fourth Program, purchases will be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. The Company has established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Fourth Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

In August 2009, a former stockholder of 1mind Corporation (“1mind”) exercised a warrant to purchase 7,478 shares of our common stock, which was originally issued as part of the consideration for our acquisition of 1mind in 2002. In accordance with the net exercise provisions of this warrant, we withheld 214 shares of our common stock to cover the exercise price of the warrant, which shares were valued at approximately $6,356 based on the average closing price of our common stock over the ten consecutive trading days ending on the third trading day prior to the exercise date, and issued 7,264 shares of our common stock. The issuance of these shares was made in reliance on an exemption from registration provided by Regulation D under the Securities Act of 1933.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: November 3, 2009	By:	/s/ Craig Dynes
Craig Dynes Senior Vice President, Chief Financial Officer (principal financial officer) (duly authorized officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.