Form 10-K
period 2009-12-31
PEGASYSTEMS INC
filed 2010-02-22
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $383 million.

There were 36,818,677 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on February 9, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held June 4, 2010 are incorporated by reference into Part III of this report.

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

Our Company

We develop, market, license, and support software to automate complex, changing business processes. Our software enables organizations to build, deploy, and change enterprise applications easily and quickly by directly capturing business objectives, automating programming, and automating work. It also allows organizations to avoid the time and expense required to create lengthy policy manuals and system specifications by unifying business rules with business processes in the software and automating the creation of system documentation. Our software is standards-based and can leverage existing technology investments to reduce implementation time. Our customers use our software and services to improve their customer service, manage new business, and facilitate case management.

Our PegaRULES Process Commander (“PRPC”) software is the primary component of our SmartBPM ® Suite, which is complemented by software solutions that we refer to as frameworks. These frameworks provide purpose or industry-specific functionality that allows our customers to quickly implement our software.

We provide implementation, consulting, training, and technical support services to help our customers maximize the business value they obtain from the use of our software. We also maintain alliances with systems integrators and technology consulting firms that also provide consulting services to our customers.

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

Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify engagements, and complement our software with their domain expertise and services capabilities. These partners may deliver strategic business planning, consulting, project management, and implementation services to our customers. Currently, our partners include Accenture Ltd., Capgemini SA, Computer Sciences Corporation (“CSC”), Cognizant Technology Solutions Inc., Infosys Technologies Limited, International Business Machines Corporation (“IBM”), and Wipro Ltd.

Our products

We provide a comprehensive rules-based BPM suite intended to help our customers plan, build, and manage business process management solutions.

PegaRULES Process Commander ®

PRPC provides capabilities designed to model, execute, monitor, and analyze results. PRPC includes an application profiler that allows a business process application to be defined based on business goals and objectives, with simplified “fill in the blank” forms. The product also simplifies process modeling, allowing business users to graphically describe and test an intended business process within the system itself. The software uses the results of the application profiler and the process modeling to create the new business solution, including the user interface and executable business models. PRPC also provides a browser-based graphical development environment, execution engine, and management dashboard for rapid business application and solution development. This product helps solve a wide range of BPM problems, including acquiring new business, providing customer service, creating a servicing backbone for enterprise-wide processing, and managing risk, fraud and compliance with regulatory requirements. PRPC also allows our customers to leverage previous technology investments by integrating software applications across a common platform.

Pegasystems SmartBPM Suite and Solution Frameworks

Pegasystems SmartBPM Suite adds process analysis, process simulation, enterprise integration, portal integration, content management, and case management to the PRPC capabilities.

Pegasystems also offers purpose- or industry -specific solution frameworks built on the capabilities of our PRPC software. These frameworks allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing to meet the needs of different customers, departments, geographies or regulatory requirements. Some of these frameworks include:

•	Customer Process Manager

•	Product Configuration

•	Financial Services Industry Foundation Framework

•	Financial Crimes Management

•	Healthcare Industry Framework

•	Insurance Industry Framework

We also offer other frameworks that address exceptions management — transactions that are not automatically processed by existing systems. By automating not only research and decision making, but also the business processes necessary to execute the decisions, our exceptions management frameworks can reduce the costs and risks associated with manual processing, while improving quality and efficiency. Some of these frameworks include:

•	Smart Dispute

•	Smart Investigate for Payments

•	Smart Investigate for Securities

•	Smart Adjust

•	Healthcare Claims Automation Suite

Pegasystems SmartPaaS ®

SmartPaaS is Pegasystems’ platform-as-a service offering that allows customers to create PRPC applications using an internet-based infrastructure. This offering enables Pegasystems’ customers to immediately build their applications in a secure environment while minimizing their infrastructure and hardware costs.

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

Our markets and representative customers

The market for BPM software is driven by businesses that seek to close the execution gaps that may exist between their business objectives and their existing business processes. Our target customers are large, industry-leading organizations faced with managing transaction intensive, complex and changing processes that seek the agility needed for growth, productivity, customer retention, and compliance. Our customers are typically large companies in the financial services, healthcare and insurance markets. With PRPC, we are also able to offer solutions to a broader range of companies as well as a broader range of industries, such as life sciences, communications, travel and entertainment, and government.

Financial services

Financial services organizations require software to improve the quality, accuracy, and efficiency of customer interactions and transactions processing. Pegasystems’ customer process and exceptions management products allow customers to be responsive to changing business requirements. Representative financial services customers of ours include: BBVA Bancomer S.A., BNP Paribas, Citigroup Inc., HSBC Holdings Plc, ING Bank, MasterCard Worldwide, National Australia Bank Limited, and RBC Financial Group.

Healthcare

Healthcare organizations seek products that integrate their front and back office initiatives and help drive customer service, efficiency, and productivity. Representative healthcare customers of ours include: Aetna Inc., Blue Cross Blue Shield of Massachusetts, Blue Cross Blue Shield of Minnesota, CSC, Group Health Cooperative, HealthNow New York Inc., United Healthcare Services, Inc., and ViPS/WebMD.

Insurance

Insurance companies, whether competing globally or nationally for customers and channels, need software to automate the key activities of policy rating, quoting, customization, underwriting, and servicing as well as products that improve customer service and the overall customer experience. Representative insurance industry customers of ours include: American National Insurance Group, CARDIF, Farmers Insurance Group of Companies, John Hancock Life Insurance Co., Manulife Financial Corporation, and Zurich North America.

Other industries

PRPC offers solutions to a broad range of companies and industries. We sell rules-based BPM technology to customers in telecommunications, government, life sciences, manufacturing, and travel services. Customers include: Advanced Micro Devices, Inc. (“AMD”), Novartis International AG, Starwood Hotels & Resorts Worldwide Inc., The British Airport Authority, and The ServiceMaster Company.

Competition

The BPM software market is intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•	Service-Oriented Architecture (“SOA”) middleware vendors including IBM, Oracle Corporation, Software AG, and Tibco Software Inc.;

•	BPM vendors such as Appian Corporation, Global360, Inc. the Lombardi Software division of IBM, Metastorm Inc., and the Savvion division of Progress Software;

•	Business Rules Engine vendors such as Corticon Technologies Inc., Fair Isaac Corporation, and the ILOG division of IBM;

•	Customer Relationship Management (“CRM”) application vendors including Chordiant Software, the Microsoft Dynamics CRM division of Microsoft, Salesforce.com, and the Siebel division of Oracle;

•	Enterprise Content Management-based vendors such as the Documentum division of EMC Corporation, and the FileNet division of IBM’s Information Management Group;

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

We believe we compete favorably with our competitors on the basis of most of these competitive factors as our Build for Change ® technology includes a comprehensive set of business rules that are unified with business processes, can be developed quickly by both client business and IT staff, and incorporates a single, Web-based user interface. We believe we also compete favorably due to our expertise in our target industries and our long-standing customer relationships. We believe we compete less favorably on the basis of some of these factors with respect to our larger competitors, many of which have greater sales, marketing and financial resources, more extensive geographical presence and greater name recognition than we do. In addition, we may be at a disadvantage with respect to our ability to provide expertise outside our target industries.

Sales and marketing

We market our software and services primarily through a direct sales force. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify engagements, and complement our software with their domain expertise and services capabilities.

To support our sales efforts, we conduct a broad range of marketing programs, including targeted solution campaigns, industry trade shows, industry seminars, meetings with industry analysts, and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also generate sales leads.

Sales by geography

In 2009, 2008, and 2007, sales to customers based outside of the United States of America (“U.S.”) represented approximately 34%, 38%, and 35%, respectively, of our total revenue. We currently operate in one operating segment — rules-based BPM software. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the U.S. See Note 16 “Geographic Information and Major Customers” included in the notes to the accompanying consolidated financial statements for further detail.

Research and development

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

During 2009, 2008, and 2007, research and development expenses were approximately $38.9 million, $31.5 million, and $26.2 million, respectively. We expect that we will continue to commit significant resources to our product research and development in the future to maintain our leadership position.

Employees

As of January 31, 2010, we had 1,076 employees worldwide, of which 740 were based in the U.S., 185 were based in Europe, 96 were based in India, 32 were based in Canada, 15 were based in Australia and 8 were based in Asia. Our total headcount includes 425 consulting and customer support employees, 274 sales and marketing employees, 228 research and development employees, and 149 administrative employees. In addition, we supplemented our research and development and professional services employees with 178 contractors.

Backlog of license, maintenance, and professional services

As of December 31, 2009, we had software license, maintenance, and professional services agreements with customers expected to result in approximately $192 million of future revenue, of which we expect approximately $128 million to be recognized in 2010. As of December 31, 2008, we had backlog of software license, maintenance, and professional services agreements with customers of approximately $172 million. Under some of these agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. Business conditions could change and, therefore, backlog may not be a reliable indicator of future financial performance.

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

Factors relating to our revenues

The number of our license arrangements has been increasing, and we may not be able to sustain this growth unless we can provide sufficient high quality professional services, training, and maintenance resources to enable our customers to realize significant business value from our software. Our customers typically request professional services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license arrangements is likely to increase demand for professional services, training, and maintenance relating to our products. Given that the number of our license arrangements has been increasing, we will need to provide our customers with more professional services, training, and maintenance to enable our customers to realize significant business value from our software. Accordingly, we have been hiring additional personnel in these areas and improving our “on-boarding” process to ramp up new personnel in a shorter period of time. We have also been increasingly enabling our partners and our customers through training and the creation of “centers of excellence” to create an expanded universe of people that are skilled in the implementation of our products. However, if we are unable to provide sufficient high quality professional services, training, or maintenance resources to our customers, our customers may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. In addition, the growth required to meet the increased demand for our professional services could strain our ability to deliver our services engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

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

If we are unable to maintain vendor specific objective evidence (“VSOE”) of fair value of our professional services arrangements, we may be required to delay a portion of our revenue to future periods. We have established VSOE of fair value of our professional services in all geographic areas, except for in Australia and one European country, based on the price charged when these services are sold separately. The weakened economy and significant competition within our industry have created pricing pressure on professional services provided by technology companies. If we elect to discount our professional services pricing or otherwise introduce variability in our professional services arrangements to attract or retain customers, this could lead to an insufficient number of consistent pricing examples for us to measure and maintain VSOE. If we do not have VSOE of fair value of our professional services, we may be required to recognize all revenue for these professional services arrangements, including any related license, maintenance, and other services revenue if the professional services are bundled in an arrangement, ratably over the longer of the software maintenance period or the service period.

Factors relating to fluctuations in our financial results

The timing of our license revenue is difficult to predict accurately, which may cause our quarterly operating results to vary considerably. A change in the number or size of high value license arrangements, or a change in the mix between perpetual and term licenses, can cause our revenues to fluctuate materially from quarter to quarter. Our decision to enter into term licenses that require the term license revenue to be recognized over the license term as payments become due or earlier if prepaid may adversely affect our profitability in any period due to sales commissions being paid at the time of signing and the corresponding revenue being recognized over time. We plan selling and marketing expenses, product development, and other expenses based on anticipated future revenue. If the timing or amount of revenue fails to meet our expectations in any given quarter, our financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.

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

Factors relating to our products and markets

The adverse changes in the global capital markets and economy may negatively impact our sales to, and the collection of receivables from, our financial services and insurance customers and possibly our customers in other industries. The recent financial crisis in the global capital markets and the current negative global economic trends could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology, which may delay or reduce the amount of purchases of our software and professional services. These factors could also impact the ability and willingness of these customers to pay their trade obligations and honor their contractual commitments under their non-cancellable term licenses. These customers may also become subject to increasingly restrictive regulatory requirements, which could limit or delay their ability to proceed with new technology purchases. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables. Accordingly, their potential financial instability could negatively impact our business, operating results, and financial condition.

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

The market for our offerings is increasingly and intensely competitive, rapidly changing, and highly fragmented. The market for BPM software and related implementation, consulting, and training services is intensely competitive, rapidly changing and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with large technology companies such as IBM, Oracle and SAP, companies that target the customer interaction and workflow markets, companies focused on business rules engines or enterprise application integration, “pure play” BPM companies, and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote, and distribute products and provide related consulting and training services. There has been recent consolidation in the BPM market whereby larger companies such as IBM, Oracle, SAP and Progress Software have acquired companies that provide BPM software, which we expect will further increase competition. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

We have historically sold to the financial services, insurance and healthcare markets, and rapid changes or consolidation in these markets could affect the level of demand for our products. We have historically derived a significant portion of our revenue from customers in the financial services, insurance, and healthcare markets, and sales to these markets are important for our future growth. Competitive pressures, industry consolidation, decreasing operating margins, regulatory changes, and privacy concerns affect the financial condition of our customers and their willingness to buy. In addition, customers’ purchasing patterns in these industries for large technology projects are somewhat discretionary. The financial services and insurance markets are undergoing intense domestic and international consolidation and financial turmoil, and consolidation has been occurring in the healthcare market. Consolidation may interrupt normal buying behaviors and increase the volatility of our operating results. In recent years, several of our customers have been merged or consolidated, and we expect this to continue in the near future. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance. All of these factors affect the level of demand for our products from customers in these industries, and could adversely affect our business, operating results and financial condition.

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

We face risks from operations and customers based outside of the U.S. Sales to customers headquartered outside of the U.S. represented approximately 34% of our total revenue in 2009, 38% in 2008 and 35% in 2007.

We, in part through our wholly-owned subsidiaries based in the United Kingdom, Germany, Spain, the Netherlands, Switzerland, Canada, and Australia, market products and render consulting and training services to customers based in Canada, the United Kingdom, France, Germany, Spain, the Netherlands, Belgium, Switzerland, Austria, Ireland, Sweden, Mexico, Australia, Hong Kong, and Singapore. We have established offices in Canada, Europe, Asia and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. Because a significant portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales have increasingly become denominated in foreign currencies. The operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound sterling and the Euro relative to the U.S. dollar, could adversely impact our financial results and cash flows.

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

The acquisition of other businesses and technologies may present new risks. We have undertaken an acquisition during the past two years and may continue to evaluate and consider other potential strategic transactions, including acquisitions of businesses, technologies, services, products and other assets in the future. These acquisitions, if undertaken, may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return on capital, integration challenges, new regulatory requirements, and issues not discovered in our due diligence process. No assurance can be given that such acquisitions will be successful and will not adversely affect our profitability or operations.

Ongoing medical and dental claims expenses could significantly affect our earnings and cash flows. Beginning in 2010, we will self-insure for U.S. employee medical and dental claims (“claims”). We will accrue amounts for liabilities based on our assessment of claims that arise and we will evaluate and revise these accruals from time to time based on additional information. We maintain insurance with licensed insurance carriers above the amounts for which we self-insure. Our future claims expenses may exceed our expectations, which could reduce our earnings and negatively impact our cash flow.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	Properties

Our principal administrative, sales, marketing, support, and research and development operations are located at 101 Main Street, Cambridge, Massachusetts in an approximately 105,000 square foot leased facility. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the U.S., Australia, Canada, India, the United Kingdom and in other European countries. These leases expire at various dates through 2014. We believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2009, there were no matters submitted to a vote of our security holders.

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PEGA.” The following table sets forth the range of high and low sales prices of our common stock on NASDAQ for each quarter in the years ended December 31, 2009 and 2008.

	Common Stock Price
	2009		2008
	High	Low	High	Low
First Quarter	$19.20	$11.74	$12.04	$8.73
Second Quarter	$27.98	$16.21	$13.81	$9.63
Third Quarter	$35.29	$22.23	$15.10	$11.87
Fourth Quarter	$36.09	$25.75	$13.42	$9.58

Holders

As of February 9, 2010, we had approximately 49 stockholders of record and approximately 33,800 beneficial owners of our common stock.

Dividends

In July 2006, we began paying a quarterly cash dividend of $0.03 per share of common stock. Quarterly cash dividends are expected to continue at $0.03 per share to stockholders of record as of the first trading day of each quarter, subject to change or elimination at any time by our Board of Directors.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 regarding our Amended and Restated 1994 Long-Term Incentive Plan (the “1994 Plan”), the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”) and the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). Our stockholders previously approved each of these plans and all amendments that were subject to stockholder approval. We have no equity compensation plans that have not been approved by stockholders. See Note 13 “Stock-Based Compensation” included in the notes to the accompanying consolidated financial statements for further information and description of our equity compensation plans.

(In thousands, except per share amounts)	(a)	(b)	(c)
	Number of shares of common stock to be issued upon exercise of outstanding stock options and vesting of RSUs (1)	Weighted-average exercise price of outstanding stock options (2)	Number of shares of Common stock Remaining available For future issuance (excluding those in Column (a)) (3)
Equity Compensation Plans approved by Stockholders	4,101	$9.95	2,040

(1)

The number of shares of common stock issued upon exercise of vested stock options and vesting of restricted stock units (“RSUs”) will be less than 4,101,000 because of the “net settlement” feature of most of these options and RSUs. This feature enables the employee to satisfy the cost to exercise (in the case of options) and, if applicable, taxes due (in the case of options and RSUs) by surrendering shares to the

Company based on the fair value of the shares at the exercise date (in the case of options) or vesting date (in the case of RSUs), instead of selling all of the shares on the open market to satisfy these obligations. The settlement of vested stock options and vested RSUs on a net share basis will result in fewer shares issued by the Company. During 2009, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 2,451,000 shares, of which only 1,188,000 were issued to the option and RSU holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes.

In addition to the issuance of stock options, the 1994 Plan allowed for the issuance of stock appreciation rights, restricted stock and long-term performance awards. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan or the Director Plan in the future. In addition to the issuance of stock options, the 2004 Plan allows for the issuance of stock purchase rights and other stock-based awards, including RSUs.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(3)	Includes approximately 443,000 shares remaining available for issuance as of December 31, 2009 under the 2006 ESPP.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our common stock during the fourth quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchased Programs (1) (in thousands)
10/1/09 – 10/31/09	19,533	$32.22	19,533	$2,340
11/1/09 – 11/30/09	41,239	30.06	41,239	16,100
12/1/09 – 12/31/09	9,961	32.24	9,961	15,779

Total	70,733	$30.97

(1)	On December 1, 2008, we publicly announced that our Board of Directors approved a $15.0 million share repurchase program effective December 1, 2008 and expiring on December 31, 2009 (the “Fourth Program”). On November 24, 2009, we publicly announced that our Board of Directors approved an additional $15.0 million for share repurchases under the Fourth Program and extended this Program’s expiration date to December 31, 2010. Under the Fourth Program, purchases will be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. The Company has established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, (the “10b5-1 Plan”). All share repurchases under the Fourth Program during closed trading window periods were made pursuant to the 10b5-1 Plan.

Stock Performance Graph and Cumulative Total Stockholder Return

The following performance graph represents a comparison of the cumulative total stockholder return (assuming the reinvestment of dividends) for a $100 investment on December 31, 2004 in each of our common stock, the Total Return Index for the NASDAQ Composite (“NASDAQ Composite”), a broad market index, and the Standard & Poors (“S&P”) North Software-Software Index™ (“S&P NSSI”), a published industry index that was formerly the S&P Goldman Sachs Technology Software Index. We paid dividends of $0.12 per share during 2009, 2008, and 2007 and $0.06 per share during 2006. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

ITEM 6.	Selected Financial Data

The selected financial data presented below has been derived from our consolidated financial statements. This data may not be indicative of our future financial condition or results of operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and accompanying notes.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$264,013	$211,647	$161,949	$126,023	$100,209
Income (loss) from operations	41,819	14,479	1,951	(7,114)	1,218
Income before provision for income taxes	47,415	15,672	9,942	1,187	5,319
Net income	32,212	10,977	6,595	1,842	5,192
Earnings per share:
Basic	$0.89	$0.30	$0.18	$0.05	$0.15

Diluted	$0.85	$0.29	$0.18	$0.05	$0.14

Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.09	$—

Weighted-average number of common shares outstanding:
Basic	36,208	36,146	35,875	35,229	35,774
Diluted	38,113	37,605	37,433	37,134	36,462

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and marketable securities	$202,653	$167,229	$149,981	$127,758	$114,735
Working capital	188,552	159,080	159,547	147,229	133,440
Long-term license installments, net of unearned interest income	2,976	5,413	8,267	17,458	31,371
Total assets	279,585	245,850	243,307	214,008	209,654
Capital lease obligation, including current portion	—	—	—	63	166
Stockholders’ equity	205,219	173,114	172,944	166,158	167,682

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our license revenue is primarily derived from sales of our PRPC software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks are built on the capabilities of PRPC and are purpose- or industry -specific collections of best practice functionality to allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing to meet the needs of different customers, departments, geographies or regulatory requirements. These products often require less implementation assistance than prior generations of our software products. In many cases this has resulted in a shorter sales process and implementation period. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance and healthcare markets, as well as other markets, such as life sciences, communications, travel and entertainment, and government.

We also offer SmartPaaS, which is our platform-as-a service offering that allows customers to create PRPC applications using an internet-based infrastructure. This offering enables Pegasystems’ customers to immediately build their applications in a secure environment while minimizing their infrastructure and hardware costs.

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

Business overview

We achieved license revenue growth of 51% in 2009 compared to 2008, including a 54% increase in perpetual license revenue and a 43% increase in term license revenue, despite the challenging economic conditions. We generated approximately $49.6 million in cash from operations in 2009, a 29% increase compared to 2008, and ended the year with $202.7 million in cash, cash equivalents, and marketable securities. We generated the majority of our 2009 license revenue from follow-on sales to existing customers. We believe these results reflect our ability to quickly and successfully deliver our versatile Build for Change technology to Fortune ® 500 customers across industries and international borders, allowing these customers to reduce operating costs and increase revenues within a rapid time-frame from implementation. These operational efficiencies experienced by our customers are part of the strong value proposition our technology provides to our customers.

We believe our growth and success in 2009 were due to:

•	Increased market acceptance of our industry leading technology;

•	Expansion of our solutions frameworks offerings;

•	Disciplined and focused strategy of selling to targeted customers;

•	Expansion of our targeted customer list;

•	Development and growth of our proficiency across new industries; and

•	Product improvements as a result of the expansion of our research and development efforts.

We believe that the ongoing challenges for our business include continuing to drive revenue growth despite the continued challenging economic conditions and increased competition, continuing to expand our expertise in new and existing industries, and maintaining our leadership position in the BPM market.

To support our growth and successfully address these challenges through 2010 we plan to:

•	Continue to develop and increase our solutions frameworks offerings and expertise across targeted industries;

•	Hire significantly more sales and marketing professionals to expand our targeted customer list and increase partner utilization;

•	Protect and extend our technology leadership position;

•	Develop and expand our international operations;

•	Grow our professional services organization and partner alliances; and

•	Continue to invest in our research and development efforts in India and the U.S.

RESULTS OF OPERATIONS

2009 Compared to 2008

(Dollars in thousands)	Year Ended December 31,		Increase
	2009	2008
Total revenue	$264,013	$211,647	$52,366	25%
Gross profit	173,076	129,890	43,186	33%
Total operating expenses	131,257	115,411	15,846	14%
Income before provision for income taxes	47,415	15,672	31,743	203%

The increase in our total revenue during 2009 compared to 2008 was attributable to an increase in the demand for our software products due to growth in the BPM sector and our position as leader in that sector. We believe the demand for our software solutions in the difficult economic environment is primarily due to the strong value proposition and various licensing terms we offer our customers.

The increase in gross profit was primarily due to the increase in license revenue and to a lesser extent due to the increase in maintenance revenue, partially offset by a decrease in our professional services gross profit. The increase in income before provision for income taxes during 2009 compared to 2008 was primarily due to our license and maintenance revenue growing at a faster rate than our operating expenses. These increases in revenue offset the higher expenses associated with our continued investment in research and development, expanding our sales and marketing personnel, and our professional services infrastructure. During 2008, due to credit market turmoil and adverse changes in the economy, we changed the mix of our investment portfolio to increase our holdings of tax-exempt pre-refunded municipal bonds, which resulted in $1.9 million of lower interest income in 2009 compared to 2008. Our income before provision for income taxes in 2009 was positively impacted by $2.1 million of foreign currency transaction gains.

A change in the number or size of high value license arrangements, or a change in the mix between perpetual and term licenses, can cause our revenues to fluctuate materially from quarter to quarter. The revenue growth rate achieved in any historical period is not necessarily indicative of the results expected for future periods.

Revenue

(Dollars in thousands)	Year Ended December 31,				Increase
	2009		2008
License revenue
Perpetual licenses	$71,678	62%	$46,667	61%	$25,011	54%
Term licenses	36,638	32%	25,611	33%	11,027	43%
Subscription	7,618	6%	4,294	6%	3,324	77%

Total license revenue	$115,934	100%	$76,572	100%	$39,362	51%

The mix between perpetual and term license arrangements fluctuates based on customer circumstances. The increase in perpetual license revenue during 2009 compared to 2008 was driven by increases in the number of perpetual licenses. We generated the majority of our license revenue in 2009 from follow-on sales to existing customers. Many of the perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $57.1 million as of December 31, 2009 compared to $30.3 million as of December 31, 2008. See the table of future cash receipts by year from these perpetual licenses and certain subscription licenses on page 30.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The increase in term license revenue during 2009 compared to 2008 was primarily due to significant prepayments of certain term licenses. In addition, the increase in term license revenue in 2009 compared to 2008 was due to the increase in the aggregate value of payments for non-cancellable term licenses signed during 2009, 2008, and 2007 for which a portion of the revenue was recognized in 2009. The remainder of the revenue under these agreements will be recognized in future periods. The aggregate value of future payments due under these term licenses decreased to $76.3 million as of December 31, 2009 compared to $88.5 million as of December 31, 2008 primarily due to the higher proportion of new perpetual licenses arrangements in 2009 and due to significant prepayments in 2009. The aggregate value of future payments due under non-cancellable term licenses as of December 31, 2009 includes $29.3 million of term license payments that we expect to recognize as revenue in 2010. However, our actual term license revenue in 2010 could be higher than $29.3 million as we complete new term license agreements in 2010 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 30.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the term of the arrangement. The increase in subscription revenue during 2009 compared 2008 was primarily due to a new customer arrangement.

(Dollars in thousands)	Year Ended December 31,		Increase
	2009	2008
Maintenance revenue
Maintenance	$50,099	$40,115	$9,984	25%

The increase in maintenance revenue in 2009 compared to 2008 was primarily due to the continued increase in the installed base of our software and to a lesser extent due to fees paid by a customer to reinstate maintenance.

(Dollars in thousands)	Year Ended December 31,				Increase (Decrease)
	2009		2008
Professional services revenue
Consulting services	$93,910	96%	$89,842	95%	$4,068	5%
Training	4,070	4%	5,118	5%	(1,048)	(20)%

Total Professional services	$97,980	100%	$94,960	100%	$3,020	3%

Professional services are primarily consulting services related to new license implementations. While we continue to experience demand for these services as the number of our new license arrangements increases, our professional services revenue was negatively impacted by pricing pressures associated with a weaker global economy and the decline in the value of the European currencies relative to the U.S. dollar during 2009 compared to 2008. Our training revenues continue to be negatively impacted by a weak global economy.

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2009	2008
Gross Profit
Software license	$115,813	$76,477	$39,336	51%
Maintenance	43,896	34,725	9,171	26%
Professional services	13,367	18,688	(5,321)	(28)%

Total gross profit	$173,076	$129,890	$43,186	33%

Maintenance gross margin	88%	87%
Professional services gross margin	14%	20%

Professional services gross profit during 2009 compared to 2008 was adversely impacted by lower realization rates globally due to the challenging economic conditions. In addition, the direct costs associated with the professional services bundled with a license arrangement recognized on a subscription basis were recorded in the third quarter of 2009, but the related revenue will be recognized over the subscription period. The bundled professional services for this arrangement were completed during the third quarter of 2009.

In addition, during the second half of 2009, a significant number of our professional services consultants completed our enhanced training curriculum to achieve the master level of PRPC certification, which resulted in lower billable hours and an increased use of contractors. We intend to continue our investment in the professional services organization in 2010 to support our license implementations.

Operating expenses

(Dollars in thousands)	Year Ended December 31,		Increase
	2009	2008
Selling and marketing
Selling and marketing	$74,378	$63,799	$10,579	17%
As a percent of total revenue	28%	30%
Selling and marketing headcount	253	190	63	33%

Selling and marketing expenses include compensation, benefit, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs.

The increase in selling and marketing expenses was primarily due to a $6.0 million increase in compensation and benefit expenses associated with higher headcount, as well as $4.4 million higher sales commissions in 2009 compared to 2008, mainly due to an increase in the value of our new license arrangements in 2009 compared to 2008. Selling and marketing expenses also increased due to a $0.5 million increase in contractor expenses and a $0.2 million increase in marketing campaign expenses, partially offset by a $0.5 million decrease in employment agency fees.

(Dollars in thousands)	Year Ended December 31,		Increase
	2009	2008
Research and development
Research and development	$38,862	$31,472	$7,390	23%
As a percent of total revenue	15%	15%
Research and development headcount	222	162	60	37%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development.

During the first three quarters of 2008, our research and development center in India was not operational and therefore associated start-up expenses were classified as general and administrative expenses. Subsequent to becoming operational in October 2008, all expenses associated with our development center are classified as research and development. The change in classification of these expenses resulted in a $2.1 million increase in research and development expenses during 2009 compared to 2008.

The increase in research and development expenses during 2009 compared to 2008 was also due to a $4.1 million increase in compensation and benefit expenses associated with higher headcount, a $0.6 million increase in depreciation expense, and a $0.4 million increase in contractor expenses.

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2009	2008
General and administrative
General and administrative	$18,017	$20,140	$(2,123)	(11)%
As a percent of total revenue	7%	10%
General and administrative headcount	144	129	15	12%

General and administrative expenses include compensation, benefit, and other headcount-related expenses associated with the finance, legal, corporate governance, and other administrative headcount, as well as accounting, legal, and other administrative fees.

During 2009 compared to 2008, the change in classification of the expenses related to the research and development center in India resulted in a $2.1 million decrease in general and administrative. In addition, general and administrative expenses decreased by $1.0 million due to a reduction in our reserves for non-income related taxes. These decreases in general and administrative expenses were partially offset by a $1.6 million increase in compensation and benefit expenses and a $1.5 million increase in contractor expenses.

Stock-based compensation

We recognize stock-based compensation expense associated with equity awards in our consolidated statements of income based on the fair value of these awards at the date of grant. The following table summarizes stock-based compensation expense included in our consolidated statements of income in 2009 and 2008:

(Dollars in thousands)	Year Ended December 31,		Increase
	2009	2008
Stock-based compensation expense:
Cost of services	$1,096	$995	$101	10%
Operating expenses	3,577	2,537	1,040	41%

Total stock-based compensation before tax	4,673	3,532	$1,141	32%

Income tax benefit	(1,688)	(1,090)

Net stock-based compensation expense	$2,985	$2,442

The increase in stock-based compensation expense in 2009 compared to 2008 was primarily due to our periodic stock option grant in December 2008 and new hire stock option grants, partially offset by a decrease in our stock-based compensation as a result of our refining our forfeiture estimate in the second quarter of 2009. As of December 31, 2009, we had approximately $6.7 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options and RSUs that is expected to be recognized over a weighted-average period of approximately 2.4 years. See Note 13 “Stock-Based Compensation” in the notes to the accompanying consolidated financial statements for further information on our stock-based awards.

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2009	2008
Interest income, Other income and Income taxes
Interest income, net	$3,144	$5,029	$(1,885)	(37)%
Foreign currency transaction gain (loss)	2,083	(4,537)	6,620	146%
Installment receivable interest income	347	597	(250)	(42)%
Other income, net	22	104	(82)	(79)%

Interest income and other	$5,596	$1,193	$4,403	369%

The decrease in interest income in 2009 compared to 2008 was primarily due to our investment in lower yielding tax-exempt municipal bonds. During 2008, due to credit market turmoil and adverse changes in the economy, we changed the mix of our investment portfolio to increase our holdings of pre-refunded municipal bonds. These bonds are collateralized by the issuer purchasing U.S. Treasury securities to fund all the cash flows of the refunded municipal bonds that will mature when the issuer’s bond matures.

The increase in foreign currency transaction gains resulted primarily from the increase in the value of foreign currency denominated net assets held in the U.S., consisting primarily of cash, receivables, license installments and accounts payable. As a result of the significant increase in the value of the British pound sterling and Euro relative to the U.S. dollar during 2009, we recorded a $2.1 million foreign currency exchange transaction gain as compared to a $4.5 million foreign exchange transaction loss in 2008. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for further discussion of our foreign currency exchange risk.

Provision for income taxes

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During 2009 and 2008, we recorded a $15.2 million and $4.7 million provision, respectively, which resulted in an effective tax rate of 32% and 30%, respectively.

Our effective income tax rate for 2009 was below the statutory federal income tax rate due to a $0.8 million benefit related to the current period domestic production activities, a $0.9 million benefit from tax-exempt income, and a $0.8 million reduction in the Company’s reserve for uncertain tax positions related to the settlement of the Company’s income tax audit with United Kingdom government and tax positions of prior years for which the statute of limitations has expired, all of which reduced the Company’s effective tax rate. These benefits were partially offset by $0.4 million of permanent differences, primarily related to nondeductible meals and entertainment expenses.

Our effective income tax rate for 2008 was below the statutory federal income tax rate due to a $0.5 million benefit related to the current period domestic production activities, approximately $0.8 million of estimated federal income tax credits, and a $0.6 million benefit from tax-exempt income. These benefits were partially offset by an increase in the Company’s reserve for uncertain tax positions of $1.3 million, the majority of which is related to the state tax credits, and permanent differences of $0.4 million primarily related to nondeductible meals and entertainment expenses.

As of December 31, 2009, the amount of unrecognized tax benefits totaled approximately $4.4 million, all of which if recognized, would decrease our effective tax rate. We expect that the changes in the unrecognized benefits within the next twelve months will be approximately $0.9 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition.

2008 Compared to 2007

(Dollars in thousands)	Year Ended December 31,		Increase
	2008	2007
Total revenue	$211,647	$161,949	$49,698	31%
Gross profit	129,890	96,747	33,143	34%
Total operating expenses	115,411	94,796	20,615	22%
Income before provision for income taxes	15,672	9,942	5,730	58%

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

Revenue

(Dollars in thousands)	Year Ended December 31,				Increase
	2008		2007
License revenue
Perpetual licenses	$46,667	61%	$37,914	74%	$8,753	23%
Term licenses	25,611	33%	13,170	26%	12,441	94%
Subscription	4,294	6%	—	—	4,294	n/m

Total license revenue	$76,572	100%	$51,084	100%	$25,488	50%

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

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the term of the arrangement.

(Dollars in thousands)	Year Ended December 31,		Increase
	2008	2007
Maintenance revenue
Maintenance	$40,115	$31,196	$8,919	29%

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

(Dollars in thousands)	Year Ended December 31,				Increase
	2008		2007
Professional services revenue
Consulting services	$89,842	95%	$75,410	95%	$14,432	19%
Training	5,118	5%	4,259	5%	859	20%

Total Professional services	$94,960	100%	$79,669	100%	$15,291	19%

Professional services are primarily consulting services related to new license implementations. Our U.S. customers accounted for 57% of the professional services revenue in 2008 as compared to 66% in 2007. Our European customers accounted for 36% of the professional services revenue in 2008 as compared to 24% in 2007. The revenue growth from our European customers in 2008 was due to our investment in expanding our infrastructure and sales and marketing in Europe. The increase in professional services revenue was partially offset by a decrease of approximately $1.9 million as a result of a 27% decline in the British pound sterling and an 11% decline in the European Euro relative to the U.S. dollar during the last half of 2008. As a result of the demand for these services, we have increased employee headcount in the professional services organization by 23% to 287 employees as of December 31, 2008 from 233 employees as of December 31, 2007. In addition to our own employees, we use contractors to provide these services.

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2008	2007
Gross Profit
Software license	$76,477	$51,084	$25,393	50%
Maintenance	34,725	26,405	8,320	32%
Professional services	18,688	19,258	(570)	(3)%

Total gross profit	$129,890	$96,747	$33,143	34%

Maintenance gross margin	87%	85%
Professional services gross margin	20%	24%

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

Operating expenses

(Dollars in thousands)	Year Ended December 31,		Increase
	2008	2007
Selling and marketing
Selling and marketing	$63,799	$51,743	$12,056	23%
As a percent of total revenue	30%	32%
Selling and marketing headcount	190	153	37	24%

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

(Dollars in thousands)	Year Ended December 31,		Increase
	2008	2007
Research and development
Research and development	$31,472	$26,198	$5,274	20%
As a percent of total revenue	15%	16%
Research and development headcount	162	119	43	36%

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

(Dollars in thousands)	Year Ended December 31,		Increase
	2008	2007
General and administrative
General and administrative	$20,140	$16,855	$3,285	19%
As a percent of total revenue	10%	10%
General and administrative headcount	129	109	20	18%

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

Stock-based compensation

We recognize stock-based compensation expense associated with equity awards in our consolidated statements of income based on the fair value of these awards at the date of grant. The following table summarizes stock-based compensation expense included in our consolidated statements of income in 2008 and 2007:

	Year Ended December 31,		Increase
(Dollars in thousands)	2008	2007
Stock-based compensation expense:
Cost of services	$995	$490	$505	103%
Selling and marketing	807	436	371	85%
Research and development	539	130	409	315%
General and administrative	1,191	562	629	112%

Total stock-based compensation before tax	3,532	1,618	$1,914	118%

Income tax benefit	(1,090)	(430)

Net stock-based compensation expense	$2,442	$1,188

The increase in stock-based compensation expense in 2008 compared to 2007 was due to stock-based awards granted in December 2007 and March 2008. As of December 31, 2008, we had approximately $2.1 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options that is expected to be recognized over a weighted-average period of approximately 2.0 years. As of December 31, 2008, we had approximately $1.9 million of unrecognized stock-based compensation expense related to the unvested portion of all our RSUs that is expected to be recognized over a weighted-average period of 2.1 years. See Note 13 “Stock-Based Compensation” in the notes to the accompanying consolidated financial statements for further information on our stock-based awards.

(Dollars in thousands)	Year Ended December 31,		(Decrease)
	2008	2007
Interest income, Other income and Income taxes
Installment receivable interest income	$597	$1,244	$(647)	(52)%
Other interest income, net	5,029	6,718	(1,689)	(25)%
Other income (expense), net	(4,433)	29	(4,462)	n/m

Interest income and other	$1,193	$7,991	$(6,798)	(85)%

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

Other income (expense), net, consists primarily of foreign currency exchange gains and losses and realized gains and losses on the sale of our investments. The decrease in other income (expense), net, resulted primarily from the significant decrease in the value of foreign currency denominated net assets held in the U.S., consisting primarily of cash, license installments, receivables, and accounts payable. As a result of the significant decrease in the value of the British pound sterling and Euro relative to the U.S. dollar during 2008, we recorded a $4.5 million foreign currency exchange transaction loss as compared to a $0.3 million foreign exchange transaction gain in 2007. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for further discussion of our foreign currency exchange risk.

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

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Year Ended December 31,
	2009	2008	2007
Cash provided by (used in):
Operating activities	$49,581	$38,399	$25,347
Investing activities	(18,163)	(13,764)	(24,847)
Financing activities	(5,049)	(13,354)	(251)
Effect of exchange rate on cash	1,401	(1,904)	453

Net increase in cash and cash equivalents	$27,770	$9,377	$702

Total cash, cash equivalents, and marketable securities	$202,653	$167,229	$149,981

We have funded our operations primarily from cash provided by operations and we expect to continue funding our operations in this manner in 2010. The increase in cash, cash equivalents, and marketable securities in 2009 as compared to 2008 was primarily due to $49.6 million of cash provided by operations offset by $20.9 million in repurchases of our common stock and $4.3 million in dividend payments to our shareholders. The increase in cash, cash equivalents, and marketable securities in 2008 as compared to 2007 was primarily due to $38.4 million of cash provided by operations offset by $19.4 million in repurchases of our common stock. Working capital was $188.6 million as of December 31, 2009 compared to $159.1 million as of December 31, 2008.

We believe that our current cash, cash equivalents, marketable securities, and cash from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables, which we considered and determined did not have a material impact on our allowances for doubtful accounts and sales credit memos as of December 31, 2009. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The $11.2 million increase in cash provided by operating activities in 2009 compared to 2008 was primarily due to the increase in our net income partially offset by the increase in the excess tax benefits from stock option exercises and vested RSUs (collectively the “equity awards”). Upon employee exercise of/vesting of the equity awards, the Company receives a tax deduction for the difference between the market value and exercise price of the equity awards, which reduces our current income taxes payable. The difference between this tax deduction and the cumulative stock-based compensation expense recorded in the financial statements is the excess tax benefit. The increase in the excess tax benefit in 2009 compared to 2008 is due to the significant increase in the Company’s stock price during 2009. The excess tax benefits are reported as a decrease in cash in operating activities and as an increase in cash in financing activities.

The primary components of cash provided by operations during 2009 were $32.2 million of net income, a $16.3 million increase in accounts payable and accrued expenses due to the timing of payments, and a $5.1 million decrease in license installments for term license arrangements with extended payment terms, partially offset by $15.4 million of excess tax benefits from stock option exercises.

Future Cash Receipts from License Arrangements

The following table summarizes the cash receipts due in connection with our existing license agreements as of December 31, 2009.

As of December 31, (in thousands)	Installment payments for licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)	Other license payments not recorded on the balance sheet (3)
2010	$2,829	$29,316	$39,569
2011	2,232	23,535	9,859
2012	1,292	16,105	7,718
2013	—	5,764	—
2014	—	1,528	—
Thereafter	—	10	—

Total	6,353	$76,258	$57,146

Unearned installment interest income	(548)

Total license installments receivable, net	$5,805

(1)	These license installment payments have already been recognized as license revenue and are included in short- and long-term license installments in the accompanying consolidated balance sheet as of December 31, 2009.

(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(3)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

Net cash used in investing activities during 2009, 2008, and 2007 were primarily for purchases of marketable securities of $79.4 million, $194.5 million and $109.3 million, respectively, partially offset by the proceeds received from the sales, maturities and called debt securities of $67.3 million, $185.6 million and $87.2 million, respectively.

In March 2008, we paid approximately $0.8 million in cash to acquire certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”), that provides anti-fraud and anti-money laundering software to the banking industry. In September 2009, the parties to the original Focus asset purchase agreement entered into an amendment of that agreement such that $1.8 million of the original potential contingent consideration was forfeited and $0.3 million of the contingent consideration was earned and paid in January 2010.

Cash used in financing activities

Net cash used in financing activities during 2009, 2008, and 2007 were primarily for repurchases of our common stock and the payment of our quarterly dividend. On November 24, 2009, our Board of Directors approved an extension of the $15.0 million stock repurchase program originally announced in December 2008, to include an additional $15.0 million in repurchases and to extend the end date to December 31, 2010. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase up to $75.0 million of our common stock. Purchases under these programs may be made from time to time on the open market or in privately negotiated transactions as market conditions warrant, subject to regulatory and other considerations.

Common stock repurchases

The following table is a summary of our repurchase activity under all of our stock repurchase programs during 2009, 2008, and 2007:

(Dollars in thousands)	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$12,862		$1,210		$6,872
Authorizations		15,000		30,000		10,000
Repurchases paid	673,066	(11,947)	1,503,551	(17,969)	799,347	(9,135)
Repurchases unsettled	3,898	(136)	32,376	(379)	48,015	(569)
Expirations		—		—		(5,958)

Authorized dollars remaining as of December 31,		$15,779		$12,862		$1,210

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations. During 2009 and 2008, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 2,451,000 shares and 425,000 shares, respectively, of which only 1,188,000 shares and 152,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During 2009 and 2008, instead of receiving cash from the equity holders, we withheld shares with a value of $8.6 million and $0.9 million, respectively, for withholding taxes and $22.3 million and $2.1 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during 2009, 2008, and 2007.

Dividends

On May 30, 2006, our Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared a cash dividend of $0.12 per share for each of the years ended December 31, 2009, 2008 and 2007 and paid cash dividends of $4.3 million, $4.4 million, and $4.3 million in 2009, 2008, and 2007, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual obligations

As of December 31, 2009, we had material purchase obligations for customer support and consulting services and payments under operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in approximately 105,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods.

We also lease space for our other offices in the U.S., Australia, Canada, India, the United Kingdom and in other European countries. These leases expire at various dates through 2014. Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in accrued expenses and other long-term liabilities.

As of December 31, 2009, our known contractual obligations, including future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total	2010	2011 & 2012	2013 & 2014	2015 and after	Other
Purchase obligations (1)	$1,367	$1,362	$5	$—	$—	$—
Liability for uncertain tax positions (2)	4,442	881	—	—	—	3,561
Operating lease obligations (3)	17,930	4,929	10,527	2,474	—	—

Total	$23,739	$7,172	$10,532	$2,474	$—	$3,561

(1)	Represents the fixed or minimum amounts due under purchase obligations for customer support and consulting services.

(2)	Total contractual obligations include our liability for uncertain tax positions of approximately $4.4 million. We are unable to reasonably estimate the timing in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. The Company expects that the changes in the unrecognized benefits within the next twelve months will be approximately $0.9 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition.

(3)	Includes deferred rent of approximately $0.4 million included in accrued expenses and approximately $1.8 million in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2009.

Fair Value Inputs

Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investments, with related unrealized gains or losses on investments, is a significant component to our consolidated results of operations.

We value our investments by using quoted market prices and broker or dealer quotations which are based on third party pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include some of the government debt securities, some of the municipal debt securities, money market securities and most of the corporate debt securities. We do not adjust the quoted price for such instruments. The types of instruments valued based on other observable inputs include most of the municipal debt securities and some of the corporate debt securities. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management may assess the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels. See Note 5 “Fair Value Measurements” in the notes to the accompanying consolidated financial statements for further discussion.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS AND ESTIMATES

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

Historically, the majority of our term license arrangements were larger agreements with extended payment terms that did not typically result in follow-on license agreements. We have a history of successfully collecting payments under the original payment terms, therefore for these arrangements, we have recognized the present value of the future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under these agreements (equal to the difference between the total license payments and the discounted present value of those payments) was initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used were estimates of customers’ borrowing rates at the time of recognition, typically below prime rate. As of December 31, 2009, the discount rates associated with the remaining installment receivables ranged from 3.25% to 6.50%. As of December 31, 2009, the remaining balance of these installment receivables totaled approximately $5.8 million as summarized in the table on page 30.

For licensing arrangements that include a right to unspecified future products, fees are accounted for as subscriptions and the revenue is recognized ratably over the term of the arrangement.

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

Professional services revenues

Our services revenue is comprised of fees for consulting services, including software implementation, training, and reimbursable expenses. Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Revenue from “stand-alone” training services and consulting services under time and materials contracts is recognized as services are performed. We have VSOE of fair value for our training services and consulting services under time and materials contracts in all geographic areas, except in Australia and a European country.

Services may be provided on a fixed-price basis. We do not have VSOE of fair value for fixed-price services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the software, and when services, including maintenance, are the only undelivered element, we recognize the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In the past, in a limited number of our arrangements, the fixed-price services were essential to the arrangement because we made significant alterations to the functionality of the software or built complex interfaces necessary for the software to be functional in the customer’s environment. We have not been able to make reasonably dependable estimates for the purpose of determining our progress to completion, as we have limited experience with these types of unique and complex arrangements. Accordingly, when the fixed-price services are essential to the arrangement, all revenue and costs are deferred until the completion of the fixed-price services under the completed contract method. Revenue from fixed-price services that are not bundled with a software license is generally recognized ratably during the service period, which is typically less than four months.

We warrant to our customers that our software products will conform to documented specifications. We have not experienced significant claims related to software warranties beyond the scope of maintenance support, which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2009, we had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, we have not established any related reserves.

Deferred revenue

Deferred software license revenue typically results from customer specific acceptance provisions and other arrangements for which all of the criteria to recognize revenue have not been met. Deferred maintenance revenue represents software license updates and product support contracts that are typically billed on an annual basis in advance and are recognized ratably over the support periods. Deferred professional services revenue represents advanced billings for consulting and training services that are recognized as the services are performed.

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

We estimate the fair value of stock options using the Black-Scholes option valuation model, which requires us to make estimates of key assumptions including the expected term of the option, the expected volatility of our stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The expected volatility is based on the historical volatility of our stock price. The expected annual dividend yield is based on the expected annual dividend of $0.12 per share divided by the average stock price. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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

See Note 13 “Stock-Based Compensation” in the notes to the accompanying consolidated financial statements for further information.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. We record a valuation allowance to reduce our deferred taxes to an amount we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with our subsidiaries and potential challenges to nexus and credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes. See Note 14 “Income Taxes” in the notes to the accompanying consolidated financial statements for further information on the Company’s liability for uncertain tax positions.

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

New Accounting Pronouncements

See Note 3 “Accounting Standards Not Yet Effective” in the notes to the accompanying consolidated financial statements for further discussion.

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

Foreign currency exposure

We derived approximately 34%, 38%, and 35% of our total revenue from sales to customers based outside of the U.S. in 2009, 2008, and 2007, respectively. Our international license and professional services sales have increasingly become denominated in foreign currencies. However, the operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offset our foreign currency exposure from sales. A decrease in the value of foreign currencies, particularly the British pound sterling and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Most of our transactions with customers are invoiced from our offices in the U.S. For those transactions that are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in foreign currencies. Our U.S. operating company holds cash in foreign currencies in order to support our foreign operations. Our functional currency is primarily the U.S. dollar, therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in our consolidated statements of income. In addition, our foreign subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate fluctuation. Foreign currency exchange rate fluctuations on our short-term intercompany accounts are recorded as foreign currency transaction gains or (losses) in our consolidated statements of income. As of December 31, 2009, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash, receivables, and license installments, partially offset by accounts payable and intercompany payables, with a carrying value of approximately $76.5 million. A ten percent change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $7.6 million as of that date with a corresponding foreign currency gain (loss) recognized in our consolidated statement of income.

During 2009, we recorded a $2.1 million foreign currency transaction gain due to the increase in the value of foreign currencies, primarily the Euro and British pound sterling, relative to the U.S. dollar.

Interest rate exposure

We invest primarily in tax-exempt municipal bonds, government sponsored enterprise bonds and corporate bonds that are fixed rate marketable debt securities. A 200 basis point increase in market interest rates would have reduced the fair value of our marketable debt securities by approximately $1.7 million as of December 31, 2009. Changes in market rates and the related impact on fair value of the investments do not generally affect net earnings as our investments are fixed rate securities and are classified as available-for-sale and as such, unrealized gains and losses, net of tax effect, are recorded in accumulated other comprehensive income in our accompanying consolidated balance sheets. However, when the investments are sold, the unrealized gains and losses are recorded as realized gains and losses and included in net income in the accompanying consolidated statements of income.

We analyze our investments for impairments on an ongoing basis. As of the date of this filing, we are not aware of any downgrades, losses, or other significant deterioration in the fair value of our marketable securities.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pegasystems Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 22, 2010

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$63,857	$36,087
Marketable securities	138,796	131,142

Total cash, cash equivalents, and marketable securities	202,653	167,229
Trade accounts receivable, net of allowance of $649 and $1,490	39,396	42,801
Short-term license installments	2,829	5,445
Deferred income taxes	2,523	4,351
Income taxes receivable	5,046	514
Other current assets	3,794	3,637

Total current assets	256,241	223,977
Long-term license installments, net of unearned interest income	2,976	5,413
Property and equipment, net	8,931	5,723
Long-term deferred income taxes and other assets	8,710	8,117
Intangible assets, net	336	479
Goodwill	2,391	2,141

Total assets	$279,585	$245,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,791	$4,726
Accrued expenses	6,748	9,925
Accrued compensation and related expenses	23,280	18,015
Deferred revenue	32,870	32,231

Total current liabilities	67,689	64,897
Income taxes payable	4,828	5,665
Other long-term liabilities	1,849	2,174

Total liabilities	74,366	72,736

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 36,818 shares and 35,810 shares issued and outstanding	368	358
Additional paid-in capital	121,389	117,926
Retained earnings	81,776	53,935
Accumulated other comprehensive income:
Net unrealized gain on available for-sale marketable securities	539	1,062
Foreign currency translation adjustments	1,147	(167)

Total stockholders’ equity	205,219	173,114

Total liabilities and stockholders’ equity	$279,585	$245,850

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenue:
Software license	$115,934	$76,572	$51,084
Maintenance	50,099	40,115	31,196
Professional services	97,980	94,960	79,669

Total revenue	264,013	211,647	161,949

Cost of revenue:
Cost of software license	121	95	—
Cost of maintenance	6,203	5,390	4,791
Cost of professional services	84,613	76,272	60,411

Total cost of revenue	90,937	81,757	65,202

Gross profit	173,076	129,890	96,747

Selling and marketing	74,378	63,799	51,743
Research and development	38,862	31,472	26,198
General and administrative	18,017	20,140	16,855

Total operating expenses	131,257	115,411	94,796

Income from operations	41,819	14,479	1,951
Interest income, net	3,144	5,029	6,718
Foreign currency transaction gain (loss)	2,083	(4,537)	264
Installment receivable interest income	347	597	1,244
Other income (expense), net	22	104	(235)

Income before provision for income taxes	47,415	15,672	9,942
Provision for income taxes	15,203	4,695	3,347

Net income	$32,212	$10,977	$6,595

Earnings per share
Basic	$0.89	$0.30	$0.18

Diluted	$0.85	$0.29	$0.18

Weighted-average number of common shares outstanding
Basic	36,208	36,146	35,875
Diluted	38,113	37,605	37,433
Cash dividends declared per share	$0.12	$0.12	$0.12

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance at January 1, 2007	35,309	$353	$118,121	$46,549	$1,135	$166,158
Cumulative effect adjustment from adoption of accounting for income taxes	—	—	—	(1,490)	—	(1,490)
Repurchase of common stock	(847)	(8)	(9,696)	—	—	(9,704)
Exercise of stock options	1,679	17	10,719	—	—	10,736
Issuance of stock under Employee Stock Purchase Plan	18	—	179	—	—	179
Issuance of stock awards	26	—	275	—	—	275
Exercise of common stock warrants	7	—	—	—	—	—
Stock-based compensation expense	—	—	1,343	—	—	1,343
Tax benefit from exercise of stock options net of deferred tax asset write-off of $211	—	—	2,128	—	—	2,128
Cash dividends declared ($0.12 per share)	—	—	—	(4,333)	—	(4,333)
Realization of stock option tax benefit from net operating losses	—	—	332	—	—	332
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	375	375
Net unrealized gain on investments available-for-sale, net of tax $229	—	—	—	—	350	350
Net income	—	—	—	6,595	—	6,595

Total comprehensive income						7,320

Balance at December 31, 2007	36,192	362	123,401	47,321	1,860	172,944

Repurchase of common stock	(1,536)	(15)	(18,333)	—	—	(18,348)
Issuance of common stock for share-based compensation plans	1,108	11	5,806	—	—	5,817
Issuance of stock under Employee Stock Purchase Plan	24	—	265	—	—	265
Stock-based compensation expense	22	—	3,532	—	—	3,532
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset write-off of $216	—	—	3,255	—	—	3,255
Cash dividends declared ($0.12 per share)	—	—	—	(4,363)	—	(4,363)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(2,020)	(2,020)
Net unrealized gain on investments available-for-sale, net of tax of $2	—	—	—	—	1,055	1,055
Net income	—	—	—	10,977	—	10,977

Total comprehensive income						10,012

Balance at December 31, 2008	35,810	358	117,926	53,935	895	173,114
Repurchase of common stock	(677)	(7)	(12,076)	—	—	(12,083)
Issuance of common stock for share-based compensation plans	1,645	17	(4,140)	—	—	(4,123)
Issuance of stock under Employee Stock Purchase Plan	15	—	335	—	—	335
Exercise of common stock warrants	7	—	—	—	—	—
Issuance of stock awards	18		454			454
Stock-based compensation expense	—	—	4,219	—	—	4,219
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset write-off of $740	—	—	14,671	—	—	14,671
Cash dividends declared ($0.12 per share)	—	—	—	(4,371)	—	(4,371)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	1,314	1,314
Net unrealized loss on investments available-for-sale, net of tax of $45	—	—	—	—	(523)	(523)
Net income	—	—	—	32,212	—	32,212

Total comprehensive income						33,003

Balance at December 31, 2009	36,818	$368	$121,389	$81,776	$1,686	$205,219

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Operating activities:
Net income	$32,212	$10,977	$6,595

Adjustment to reconcile net income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(15,411)	(3,471)	(2,339)
Deferred income taxes	1,413	(3,806)	(163)
Depreciation and amortization	2,801	2,153	1,912
Amortization of investments	3,910	2,108	280
Stock-based compensation expense	4,673	3,532	1,618
(Gain) loss on sale of investments	(1)	(84)	242
Loss on disposal of equipment	114	98	4
Change in operating assets and liabilities:
Trade accounts receivable	3,405	3,121	(13,934)
License installments	5,053	16,592	11,798
Income taxes receivable and other current assets	(4,544)	448	1,058
Accounts payable and accrued expenses	16,311	7,396	5,206
Deferred revenue	639	(947)	16,116
Other long-term assets and liabilities	(994)	282	(3,046)

Cash provided by operating activities	49,581	38,399	25,347

Investing activities:
Purchase of marketable securities	(79,447)	(194,474)	(109,323)
Matured and called marketable securities	67,327	91,706	78,016
Sale of marketable securities	—	93,852	9,158
Payments for acquisition	—	(798)	—
Investment in property and equipment	(6,043)	(4,050)	(2,698)

Cash used in investing activities	(18,163)	(13,764)	(24,847)

Financing activities:
Payments under capital lease obligation	—	—	(63)
Issuance of common stock for share-based compensation plans	4,473	6,720	10,736
Proceeds from sale of stock under Employee Stock Purchase Plan	335	265	179
Excess tax benefits from exercise or vesting of equity awards	15,411	3,471	2,339
Dividend payments to shareholders	(4,346)	(4,368)	(4,307)
Common stock repurchases for tax withholdings for net settlement of equity awards	(8,596)	(904)	—
Common stock repurchases under share repurchase programs	(12,326)	(18,538)	(9,135)

Cash used in financing activities	(5,049)	(13,354)	(251)

Effect of exchange rate on cash and cash equivalents	1,401	(1,904)	453

Net increase in cash and cash equivalents	27,770	9,377	702
Cash and cash equivalents, beginning of year	36,087	26,710	26,008

Cash and cash equivalents, end of year	$63,857	$36,087	$26,710

Supplemental disclosures:
Interest paid	$—	$5	$6

Income taxes paid	$7,024	$4,956	$3,127
Non-cash investing and financing activity:
Dividends payable	$1,105	$1,080	$1,085

Repurchases of common stock unsettled	$136	$379	$569

Contingent consideration payable	$250	$—	$—

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

(d) Presentation

The Company has evaluated subsequent events through February 22, 2010, the date the audited consolidated financial statements were issued. No subsequent events have taken place that meet the definition of a subsequent event that requires further disclosure in this filing.

2.    SIGNIFICANT ACCOUNTING POLICIES

(a)	Revenue recognition

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historically, the majority of the Company’s term license arrangements were larger agreements with extended payment terms that did not typically result in follow-on license agreements. The Company has a history of successfully collecting payments under the original payment terms, therefore for these arrangements, the Company has recognized the present value of the future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under these agreements (equal to the difference between the total license payments and the discounted present value of those payments) was initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used were estimates of customers’ borrowing rates at the time of recognition, typically below prime rate. As of December 31, 2009, the discount rates associated with the remaining installment receivables ranged from 3.25% to 6.50%.

For licensing arrangements that include a right to unspecified future products, fees are accounted for as subscriptions and the revenue is recognized ratably over the term of the arrangement.

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

Professional services revenues

The Company’s services revenue is comprised of fees for training, consulting services including software implementation, and reimbursable expenses. Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Revenue from “stand-alone” training services and consulting services under time and materials contracts is recognized as services are performed. The Company has VSOE of fair value for our training services and consulting services under time and materials contracts, in all geographic areas, except in Australia and a European country.

Services may be provided on a fixed-price basis. The Company does not have VSOE of fair value for fixed-price services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the software, and when services including maintenance, are the only undelivered element, the Company recognizes the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In the past, in a limited number of the Company’s arrangements, the fixed-price services were essential to the arrangement because the Company made significant alterations to the functionality of the software or built complex interfaces necessary for the software to be functional in the customer’s environment. The Company has not been able to make reasonably dependable estimates for the purpose of determining the Company’s progress to completion, as the Company has limited experience with these types of unique and complex arrangements. Accordingly, when the fixed-price services are essential to the arrangement, all revenue and costs are deferred until the completion of the fixed-price services under the completed contract method. Revenue from fixed-price services that are not bundled with a software license is generally recognized ratably during the service period, which is typically less than four months.

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

The Company’s agreements with customers generally require it to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2009, the Company had not experienced any material losses related to these indemnification obligations and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, the Company has not established any related reserves.

Deferred revenue

Deferred software license revenue typically results from customer specific acceptance provisions and other arrangements for which all of the criteria to recognize revenue have not been met. Deferred maintenance revenue represents software license updates and product support contracts that are typically billed on a per annum basis in advance and are recognized ratably over the support periods. Deferred professional services revenue represents advanced billings for consulting and training services that are recognized as the services are performed.

Allowance for doubtful accounts and allowance for sales credit memos

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company’s estimates are based on the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of the Company’s customers were to deteriorate resulting in their inability to make required payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

The Company records allowances for estimates of potential sales credit memos. The Company bases these estimates on historical analyses of sales credit memos and assumptions about future events and experience with customer disputes. If the Company used different assumptions in calculating the allowance, adjustments would be reflected as changes to revenue.

(b) Property and equipment

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

The Company capitalizes and amortizes certain direct costs associated with computer software developed or purchased for internal use. The Company amortizes capitalized software costs generally over three years commencing on the date the software is placed into service. During 2009, the Company capitalized $0.5 million of computer software costs related to the Company’s implementation of an enterprise resource planning system for internal use. These costs are recorded as fixed assets in progress until placed in service. During 2008 and 2007, the Company did not capitalize any costs for computer software developed for internal use.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is generally assessed by comparison of undiscounted cash flows expected to be generated by an asset to its carrying value, with the exception that goodwill impairment is assessed by use of a fair value model at a reporting unit level. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company performed its annual impairment test in the fourth quarters of 2009 and 2008 and determined that goodwill was not impaired.

(d) Research and development and software costs

Research and development costs, other than certain software related costs, are expensed as incurred. Capitalization of computer software costs for computer software developed for resale begins upon the establishment of technical feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date as technological feasibility is established within a short timeframe from the software’s general availability and, as a result, no internal costs were capitalized during 2009, 2008, and 2007.

(e) Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with equity awards in its consolidated statements of income based on the fair value of these awards at the date of grant. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and adjusted each period for anticipated forfeitures. The Company recognizes stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant. See Note 13 “Stock-based Compensation” for discussion of the Company’s key assumptions included in determining the fair value of its equity awards at grant date.

(f) Fair value of financial instruments

The principal financial instruments held by the Company consist of cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying values of cash equivalents, marketable securities, accounts receivable, and accounts payable approximate their fair value. See Note 4 “Marketable Securities” and Note 5 “Fair Value Measurements” for further discussion of financial instruments that are carried at fair value on a recurring basis.

(g) Foreign currency translation

The translation of assets and liabilities for the majority of the Company’s foreign subsidiaries is made at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected in accumulated other comprehensive income. Realized and unrealized exchange gains or losses from transactions and adjustments are reflected in foreign currency transaction gain (loss), in the accompanying consolidated statements of income.

(h) Income taxes

The Company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The Company records a valuation

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance to reduce our deferred taxes to an amount we believe is more likely than not to be realized. The Company considers future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

As a global company, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and credit estimates. The Company does not recognize a tax benefit unless it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 14 “Income Taxes” for further information.

3.    ACCOUNTING STANDARDS NOT YET EFFECTIVE

In September 2009, ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) was issued and will change the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The impact of ASU 2009-13 on the Company’s consolidated financial statements will depend on the nature and terms of the Company’s revenue arrangements entered into or materially modified after the adoption date. However, based on the Company’s current customer arrangements, the Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    MARKETABLE SECURITIES

(in thousands)	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$112,127	601	(5)	$112,723
Government sponsored enterprise bonds	19,650	17	(107)	19,560
Corporate bonds	6,517	—	(4)	6,513

Marketable securities	$138,294	618	(116)	$138,796

(in thousands)	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$119,843	1,056	(3)	$120,896
Government sponsored enterprise bonds	5,999	19	—	6,018
Corporate bonds	4,230	18	(20)	4,228

Marketable securities	$130,072	1,093	(23)	$131,142

The Company considers debt securities with maturities of three months or less when purchased, to be cash equivalents. Purchases and sales of securities are recorded on a settlement-date basis. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company’s investments in government sponsored enterprise bonds include debt securities that may not be backed by the full faith and credit of the U.S. Government. During 2008, due to credit market turmoil and adverse changes in the economy, the Company changed the mix of its investment portfolio to increase its holdings of pre-refunded municipal bonds. These bonds are collateralized by the issuer purchasing U.S. Treasury securities to fund all the cash flows of the refunded municipal bonds that will mature when the issuer’s bond matures. As of December 31, 2009, remaining maturities of marketable debt securities ranged from January 2010 to July 2011. Proceeds from available-for-sale securities that were sold, matured or called during 2009 were $67.3 million with gross realized gains of $0.1 million and no gross realized losses. Proceeds from available-for-sale securities that were sold, matured or called during 2008 were $185.6 million with gross realized gains of $0.3 million and gross realized losses of $0.2 million. Proceeds from available-for-sale securities that matured or were called during 2007 were $87.2 million with gross realized losses of $0.2 million and no gross realized gains. Specific identification of the individual securities was used to determine the basis on which the gain or loss was calculated.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009. All of these investments have been in an unrealized loss position for less than 12 months.

(in thousands)	Less than 12 months
Description of Securities	Fair Value	Unrealized Losses
Government sponsored enterprise bonds	$11,961	$(107)
Municipal bonds	10,472	(5)
Corporate bonds	2,953	(4)

Totals	$25,386	$(116)

The Company analyzes its investments for impairments on an ongoing basis. Factors considered in determining whether a loss is temporary include the length of time and extent to which the securities have been in an unrealized loss position and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. The Company has the ability and intent to hold the investments with unrealized losses until anticipated recovery of fair value, which may be maturity. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2009.

5.    FAIR VALUE MEASUREMENTS

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$9,880	$9,880	$—

Marketable securities:
Municipal bonds	$112,723	$27,152	$85,571
Government sponsored enterprise bonds	19,560	—	19,560
Corporate bonds	6,513	6,513	—

Total marketable securities:	$138,796	$33,665	$105,131

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$10,512	$10,512	$—

Marketable securities:
Municipal bonds	$120,896	$36,776	$84,120
Government sponsored enterprise bonds	6,018	3,007	3,011
Corporate bonds	4,228	4,228	—

Total marketable securities:	$131,142	$44,011	$87,131

Assets Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets, such as property and equipment, and intangible assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During 2009, the Company did not recognize any impairment on any assets that are measured at fair value on a nonrecurring basis.

6.    TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Trade accounts receivable balances, which consist of billed and unbilled amounts, were $39.4 million and $42.8 million as of December 31, 2009 and 2008, respectively. Trade accounts receivable includes $6.0 million and $6.4 million as of December 31, 2009 and 2008, respectively, for services earned under time and material arrangements that had not been invoiced at the end of the respective period. The Company’s allowance for doubtful accounts was $0.1 million at December 31, 2009 and $0.4 million at December 31, 2008.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also records allowances for estimates of potential sales credit memos when the related revenue is recorded and reviews those allowances periodically. The following reflects the activity of the allowance for sales credit memos for each of three years ended December 31:

(in thousands)	2009	2008	2007
Balance at beginning of year	$1,125	$986	$1,238
Provision for credit memos	2,600	1,777	1,160
Credit memos issued	(3,185)	(1,638)	(1,412)

	$540	$1,125	$986

7.    PROPERTY AND EQUIPMENT

(in thousands)	December 31, 2009	December 31, 2008
Computer equipment	$6,654	$6,392
Leasehold improvements	5,714	3,620
Furniture and fixtures	2,227	2,948
Computer software purchased	1,342	1,495
Computer software developed for internal use	721	721
Fixed assets in progress	694	—

	17,352	15,176
Less: accumulated depreciation and amortization	(8,421)	(9,453)

Property and equipment, net of accumulated depreciation and amortization	$8,931	$5,723

The majority of the fixed assets in progress are software development costs related the Company’s implementation of an enterprise resource planning system for internal-use.

Depreciation expense was approximately $2.5 million, $1.7 million, and $1.5 million for the years ended December 31, 2009, 2008, and 2007. Amortization expense was approximately $0.3 million, $0.5 million, and $0.5 million for the years ended December 31, 2009, 2008, and 2007.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the residual purchase price paid in a business combination after all identified assets have been recorded. Goodwill is not amortized, but is tested annually for impairment by comparing estimated fair value to its carrying value. The Company performed the annual impairment test in the fourth quarters of 2009 and 2008 and determined that goodwill was not impaired.

On March 21, 2008, the Company acquired certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”). Focus provides software products to the banking industry designed to detect and prevent financial fraud and money laundering. The Company believes that the acquisition extends the Company’s software capabilities and frameworks with respect to its anti-fraud and anti-money laundering offerings to the Company’s customers. The initial consideration for the acquisition was approximately $0.8 million in cash, including transaction costs. In addition to the initial purchase consideration, up to approximately $2.1 million of contingent consideration could have become due to the former owners of Focus, based on the achievement of certain performance milestones and sales targets during a period of 30 months from the

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition date. As a result of the purchase price allocation, the Company recorded intangible assets of $0.8 million, consisting of $0.5 million of technology designs, $0.1 million of non-compete agreements and $0.2 million of goodwill which is deductible for tax purposes. In September 2009, the parties to the original Focus asset purchase agreement entered into an amendment of that agreement such that $1.8 million of the original potential contingent consideration was forfeited and $0.3 million of the contingent consideration was earned and paid in January 2010. The Company recorded the additional $0.3 million consideration as an increase to goodwill in 2009. The results of the operations of Focus were included in the results of operations of the Company from the date of acquisition and were nominal.

The following table presents the change in the carrying amount of goodwill:

(in thousands)	2009	2008
Balance as of January 1,	$2,141	$1,933
Goodwill acquired during the year	—	208
Adjustments to goodwill balances	250	—

Balance as of December 31,	$2,391	$2,141

Intangible assets are recorded at cost and principally represent technology acquired in business combinations or from third parties. Amortization is recognized on a straight-line basis over the assets’ estimated useful lives. The technology designs and non-compete agreements are being amortized over their estimated useful lives of four and five years, respectively.

Amortized intangible assets consist of the following:

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2009
Technology designs	$490	$(218)	$272
Non-compete agreements	100	(36)	64
Intellectual property	1,400	$(1,400)	—

Total	$1,990	$(1,654)	$336

As of December 31, 2008
Technology designs	$490	$(95)	$395
Non-compete agreements	100	(16)	84
Intellectual property	1,400	(1,400)	—

Total	$1,990	$(1,511)	$479

Amortization expense for acquired technology design and non-compete agreements was $0.1 million, $0.1 million, and $0 for the years ended December 31, 2009, 2008, and 2007, respectively. Future estimated amortization expense is $0.1 million, $0.1 million, $47,000 and $4,000 for the years ended December 31, 2010, 2011, 2012, and 2013, respectively.

9.    RESTRICTED CASH

The Company has approximately $0.8 million of restricted cash related to amounts deposited to secure a letter of credit for its Cambridge, Massachusetts office operating lease and is included in long-term other assets in the accompanying consolidated balance sheet.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    DEFERRED REVENUE

(in thousands)	December 31, 2009	December 31, 2008
Software license	$4,413	$12,740
Maintenance	22,039	15,688
Professional services and other	6,418	3,803

	$32,870	$32,231

11.    COMMITMENTS AND CONTINGENCIES

The Company’s principal administrative, sales, marketing, support, and research and development operations are located in an approximate 105,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to the Company’s option to extend for two additional five-year periods. The Company also leases space for its other offices in the U.S., Australia, Canada, India, the United Kingdom and in other European countries. These leases expire at various dates through 2014.

As of December 31, 2009, the Company’s future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

(in thousands) For the calendar year	Operating Leases
2010	$4,929
2011	5,176
2012	5,351
2013	2,177
2014	297

$17,930

Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases and a landlord tenant allowance. The excess of expense over current payments is recorded as deferred rent and included in accrued expenses and other long-term liabilities. As of December 31, 2009, deferred rent of approximately $0.4 million was included in accrued expenses and approximately $1.8 million was included in other long-term liabilities in the accompanying consolidated balance sheet. Total rent expense under operating leases was approximately $5.3 million for each of the years ended December 31, 2009 and 2008, respectively, and was $4.7 million for the year ended December 31, 2007.

As of December 31, 2009, the Company did not have any unconditional purchase obligations.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. The Board of Directors has the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. The Company had not issued any shares of preferred stock through December 31, 2009.

(b) Common stock

The Company has 70,000,000 authorized shares of common stock, $0.01 par value per share, of which 36,818,355 shares were issued and outstanding at December 31, 2009.

Since 2004, the Company’s Board of Directors has approved stock repurchase programs that have authorized the Company to repurchase in the aggregate up to $75.0 million of its common stock. Purchases under these programs may be made as market conditions warrant, subject to regulatory and other considerations, from time to time on the open market or in privately negotiated transactions.

The following table is a summary of the Company’s repurchase activity under all of the Company’s repurchase programs for the years ended December 31:

(Dollars in thousands)	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$12,862		$1,210		$6,872
Authorizations		15,000		30,000		10,000
Repurchases paid	673,066	(11,947)	1,503,551	(17,969)	799,347	(9,135)
Repurchases unsettled	3,898	(136)	32,376	(379)	48,015	(569)
Expirations		—		—		(5,958)

Authorized dollars remaining as of December 31,		$15,779		$12,862		$1,210

(c) Dividends

On May 30, 2006, the Company’s Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared $0.12 per share, for the years ended December 31, 2009, 2008 and 2007, and paid cash dividends of $4.3 million, $4.4 million, and $4.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

(d) Warrants summary

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2007 and August 2009, the Company issued 1,306 shares and 7,264 shares of its common stock, respectively, in connection with the exercise of warrants originally issued as part of the consideration for its acquisition of 1mind in 2002. These warrants were exercised by former stockholders of 1mind. In accordance with the net exercise provisions of these warrants, the Company withheld 102 shares and 214 shares of the Company’s common stock to cover the exercise price of the warrant, which shares were valued at approximately $1,200 and $6,400, respectively, based on the average closing price of the Company’s common stock over the ten consecutive trading days ending on the third trading day prior to the exercise date. The issuance of these shares was made in reliance on an exemption from registration provided by Regulation D under the Securities Act of 1933.

As of December 31, 2009, there were outstanding warrants to purchase 3,567 shares of the Company’s common stock with an exercise price of $0.85 per share. These warrants expire in 2012.

13.    STOCK-BASED COMPENSATION

The majority of the Company’s stock-based compensation arrangements vest over either a four or five year vesting schedule and our stock options have a ten-year term. The Company recognizes stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant.

During the fourth quarter of 2007, the Company’s Board of Directors approved changes to its equity compensation program, including the granting of restricted stock units (“RSUs”) in addition to stock options, for periodic equity compensation grants. RSUs deliver to the recipient a right to receive a specified number of shares of the Company’s common stock upon vesting. Unlike stock options, there is no cost to the employee at share issuance. The Company values its RSUs at the fair value of our common stock on the grant date, which is the closing price of our common stock on the grant date, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period. Upon vesting of the RSUs, the Company withholds shares of common stock in an amount sufficient to cover its minimum statutory tax withholding obligations and issues shares of its common stock for the remaining amount.

During the fourth quarter of 2007, the Company’s Board of Directors also approved the election by employees to receive 50% of their target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash, beginning with the CICP for 2008. If elected by an employee, the equity amount is equal in value on the date of grant to 50% of his or her target incentive opportunity, based on the employee’s base salary. The number of RSUs granted is determined by dividing 50% of the employee’s target incentive opportunity by the fair value of a RSU on the grant date. If elected, the equity grant occurs during the open trading period following the release of the prior year’s financial results and vests 100% on the CICP payout date of the following year for all participants. Vesting is conditioned upon threshold funding of the CICP and on continued employment; if threshold funding does not occur, the equity grant will be cancelled. The Company recognizes the associated stock-based compensation expense over the requisite service period beginning on the grant date and ending on the vest date.

Beginning in December 2007, the Company began issuing options that allow for the settlement of vested stock options on a net share basis (“net settled stock options”), instead of settlement with a cash payment (“cash settled stock options”). With net settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the shares at the exercise date. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company. In 2009 and 2008, the Company began offering certain employees the opportunity to convert certain outstanding cash settled stock options to net settled stock options. During 2009 and 2008, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 2,451,000 shares and 425,000 shares, respectively, of which only 1,188,000 and 152,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes.

Beginning in the third quarter of 2009, the Company’s Board of Directors approved the granting of RSUs, in addition to stock options, to new employees.

Share-Based Compensation Plans:

(a) 1994 Long-term Incentive Plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (as amended in 2003, the “1994 Plan”) to provide employees, Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the 1994 Plan. Generally, the exercise price of options granted under the plan was equal to the fair market value of the underlying common stock on the date of grant. Options granted under the 1994 Plan generally vest over four years and expire no later than ten years from the date of grant. As of December 31, 2009, options to purchase an aggregate of approximately 963,000 shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

(b) 1996 Non-Employee Director Stock Option Plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provided for the grant to non-employee Directors of the Company of options to purchase shares of its common stock. All shares authorized for issue under this plan have been awarded. Beginning in July 2006, in lieu of granting fully vested options, the Company grants shares of its common stock to is non-employee directors under the 2004 Long-term incentive plan, as described below. Originally, the Director Plan provided for the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over five years. In 1999, the Director Plan was amended to provide for (i) the grant to non-employee Directors on the date he or she first became a Director of an option to purchase 30,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant, such options to vest in equal annual installments over three years and (ii) the grant to each non-employee Director at the time of the regular meeting of the Board of Directors following the annual meeting of stockholders (commencing in 2000), of a fully vested option to purchase 10,000 shares of common stock at a price per share equal to the fair market value thereof on the date of grant. The Compensation Committee administers the Director Plan. As of December 31, 2009, options to purchase an aggregate of approximately 160,000 shares of common stock were outstanding under the Director Plan.

(c) 2004 Long-Term Incentive Plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase rights and other stock-based awards. As of December 31, 2009, a total of 7,000,000 shares of common stock had been authorized under the 2004 Plan and approximately 2,978,000 shares were subject to outstanding options and stock-based awards. Beginning in June 2006, each member of the Company’s Board of Directors (except the Company’s Chairman and Chief Executive Officer) is entitled to receive on an annual basis a number of shares of common stock, which as of March 2009 was equal to $70,000, divided by the fair market value of its common stock on the grant date. The Compensation Committee administers the 2004 Plan. Generally, the exercise price of options granted under the plan is equal to the fair market value of the underlying common stock on the date of grant.

(d) 2006 Employee Stock Purchase Plan

In 2006, the Company adopted a 2006 Employee Stock Purchase Plan (the “2006 ESPP”) pursuant to which the Company’s employees are entitled to purchase up to an aggregate of 500,000 shares of common stock at a price equal to 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as the Company’s Board of Directors may establish from time to time. Until the Company’s Board of Directors determines otherwise, the Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. As a result, the 2006 Stock Purchase Plan is non-compensatory and is tax qualified. Therefore, as of December 31, 2009, no compensation expense related to shares issued under the plan had been recognized. As of December 31, 2009, approximately 57,000 shares had been issued thereunder.

Shares reserved

As of December 31, 2009, there were approximately 2,040,000 shares remaining for issuance for future equity grants under the Company’s stock plans, consisting of approximately 1,597,000 shares under the 2004 Plan and approximately 443,000 shares under the 2006 ESPP. There were no shares available for future equity grants under the 1994 Plan or the Director Plan.

Equity grants, Assumptions and Activity

The Company periodically grants stock options and RSUs for a fixed number of shares to employees and non-employee Directors. The exercise price for stock options is greater than or equal to the fair market value of the shares at the date of the grant. During 2009, the Company issued approximately 1,660,000 shares to its employees under the Company’s share-based compensation plans and approximately 18,000 shares to its non-employee Directors.

The following table presents the stock-based compensation expense included in the Company’s consolidated statements of income for 2009, 2008, and 2007.

(in thousands, except per share amounts)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Stock-based compensation expense:
Cost of services	$1,096	$995	$490
Operating expenses	3,577	2,537	1,128

Total stock-based compensation before tax	4,673	3,532	1,618
Income tax benefit	(1,688)	(1,090)	(430)

Net stock-based compensation expense	$2,985	$2,442	$1,188

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes option valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on the review of historical forfeiture data for the Company’s employees, an annual forfeiture rate of 5-20% has been applied and is re-evaluated and adjusted as necessary. Ultimately, the Company recognizes the actual expense over the vesting period only for the shares that vest. The weighted-average grant-date fair value for stock options granted in 2009, 2008, and 2007 was $10.15, $4.75, and $5.44 per share, respectively.

The weighted-average assumptions used in the Black-Scholes option valuation model are as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Expected volatility (1)	41%	46%	53%
Expected term in years (2)	6.1	5.9	5.6
Risk-free interest rate (3)	2.52%	2.36%	4.02%
Expected annual dividend yield (4)	0.81%	1.07%	1.19%

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.

(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.

(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.

(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumptions used for options granted during the applicable period. The expected annual dividend is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

The Company elected to adopt the alternative transition method (“short cut method”) in calculating their historical APIC pool of windfall tax benefits in regards to its share-based compensation.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined stock option activity under the Company’s stock option plans for the years ended December 31, 2009:

	Cash settled options (in thousands)	Net settled options (in thousands)	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of January 1, 2009	1,202	5,045	$9.09
Granted	—	320	25.93
Converted (cash settled to net settled)	(94)	94	9.56
Exercised	(457)	(2,315)	9.74
Cancelled	(29)	(97)	12.61

Options outstanding as of December 31, 2009	622	3,047	$9.95
Weighted-average exercise price of options outstanding as of December 31, 2009	$8.85	$10.18
Vested and expected to vest as of December 31, 2009	570	2,736	$9.45	5.16	56,430
Weighted-average exercise price of options vested and expected to vest as of December 31, 2009	$8.78	$9.59
Exercisable as of December 31, 2009	492	2,107	$7.74	4.24	68,265
Weighted-average exercise price of options exercisable as of December 31, 2009	$8.63	$7.53

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2009, 2008, and 2007 was $42.8 million, $7.6 million, and $7.5 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2009 is based on the difference between the closing price of the Company’s stock of $34.00 on December 31, 2009 and the exercise price of the applicable stock options.

As of December 31, 2009, the Company had unrecognized compensation expense related to the unvested portion of stock options of approximately $2.9 million that is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

RSUs

The weighted-average grant-date fair value for RSUs granted in 2009, 2008, and 2007 was $27.29, $11.23, and $11.71, respectively. The following table summarizes the combined RSU activity for periodic grants and the CICP under the 2004 Plan for the year ended December 31, 2009.

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested at January 1, 2009	412	$11.41
Granted	176	27.29
Vested	(136)	10.96
Forfeited	(20)	12.94

Nonvested at December 31, 2009	432	$17.94	1.92	$14,618

Vested and expected to vest at December 31, 2009	303	$18.26	1.73	$10,293

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The RSUs associated with periodic grants vest over five years with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years. The RSUs granted in connection with the 2009 CICP will vest 100% on March 10, 2010, the CICP payout date. The Company expenses its stock-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

The fair value of RSUs vested in 2009 and 2008 was $3.0 million and $0.5 million, respectively. No RSUs vested in 2007. The aggregate intrinsic value of RSUs outstanding and expected to vest as of December 31, 2009 is based on the difference between the closing price of the Company’s stock of $34.00 on December 31, 2009 and zero.

As of December 31, 2009, the Company had approximately $3.8 million of unrecognized compensation cost related to all unvested RSUs that is expected to be recognized as expense over a weighted-average period of 2.4 years.

14.    INCOME TAXES

The components of income before provision for income taxes are as follows for the years ended December 31:

(in thousands)	2009	2008	2007
Domestic	$42,513	$13,221	$8,343
Foreign	4,902	2,451	1,599

Total	$47,415	$15,672	$9,942

The components of the provision for income taxes are as follows for the years ended December 31:

(in thousands)	2009	2008	2007
Current:
Federal	$10,784	$6,947	$2,281
State	1,442	647	350
Foreign	1,564	907	879

Total current	13,790	8,501	3,510

Deferred:
Federal	899	(2,651)	582
State	671	(1,063)	(699)
Foreign	(157)	(92)	(46)

Total deferred	1,413	(3,806)	(163)

Total provision	$15,203	$4,695	$3,347

Total provision (benefit)

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit and tax credits	1.8	(1.4)	(2.4)
Permanent differences	0.8	2.7	3.3
Extraterritorial income exclusion and domestic production activities	(1.8)	(3.4)	(3.2)
Federal research and experimentation credits	(0.4)	(4.9)	(4.6)
Tax effects of foreign activities	(1.1)	(1.6)	(0.8)
Tax-exempt income	(1.8)	(3.9)	—
Provision to return adjustments	0.1	0.3	1.5
Tax exposure reserve	(1.7)	8.3	1.9
Valuation allowance	0.5	(1.3)	1.0
Other	0.7	0.2	2.0

Effective income tax rate	32.1%	30.0%	33.7%

The difference in the Company’s effective federal tax rate for 2009 as compared to the statutory rate was primarily the result of changes to the following tax provision items: domestic production activities, tax-exempt income, and a reduction in the Company’s reserve for uncertain tax positions, all of which reduced the Company’s effective tax rate. These decreases in the rate were offset by permanent differences for meals and entertainment and a change in the Company’s effective state tax rate.

The Company has recorded a liability for uncertain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additions or reductions to the liability for uncertain tax matters will be reflected in the Company’s effective tax rate in the period that additional facts become known.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets and liabilities are as follows:

(in thousands)	2009	2008
Software revenue	$607	$1,990
Depreciation	521	487
Accruals and reserves	5,202	5,255
Unrealized loss on investments	35	(7)
Intangibles	58	27
Tax credit carry forwards	3,872	3,700

Net deferred tax assets	10,295	11,452
Less valuation allowances	(257)	—

Net deferred income taxes	$10,038	$11,452

Reported as:
Current deferred tax asset	$2,523	$4,351
Long-term deferred income tax assets	7,515	7,101

Net deferred income taxes	$10,038	$11,452

A valuation allowance has been provided for certain deferred tax assets when it is more likely than not that the Company will not realize the entire benefit of the assets. The $0.3 million increase in the valuation allowance

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during 2009 was a valuation allowance recorded against state research credits generated during the current year. The $0.2 million decrease in the valuation allowance during 2008 was primarily due to the realization of benefits related to capital losses.

As of December 31, 2009, the Company had available $3.9 million of state tax research and experimentation (“R&E”) and investment tax credits expiring in the years 2012 through 2024.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $14.8 million as of December 31, 2009. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business.

The Company adopted the provisions of accounting for uncertain tax positions on January 1, 2007. As a result, the Company recorded the cumulative effect of applying the provisions of accounting for uncertain tax positions and recorded a $1.5 million reduction to the January 1, 2007 retained earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2009	2008
Balance as of January 1,	$6,201	$9,825
Additions based on tax positions related to the current year	128	450
Additions for tax positions of prior years	50	860
Reductions for tax positions of prior years	(1,937)	(4,934)

Balance as of December 31,	$4,442	$6,201

Included in the total unrecognized tax benefits balance as of December 31, 2009 were $0.9 million of tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred tax accounting, other than interest and penalties, a change in the income recognition period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

As of December 31, 2009, the total amount of unrecognized tax benefits totaled approximately $4.4 million, all of which if recognized, would decrease our effective tax rate in a future period. The Company expects that the changes in the unrecognized benefits within the next twelve months will be approximately $0.9 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition.

The Company reported in its reconciliation of gross uncertain tax benefits a $1.9 million reduction in unrecognized tax benefits for the year ended December 31, 2009. The Company recorded a $1.3 million reduction related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition. This reduction does not affect the annual effective tax rate. The Company also recorded a $0.3 million reduction related to tax positions for which settlement was reached after its income tax audit with United Kingdom government and $0.2 million related to tax positions of prior years for which the statute of limitations has expired.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2009, the Company recognized a reduction of interest expense of approximately

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.5 million. For the years ended December 31, 2008 and 2007, the Company recognized interest expense of approximately $0.1 million and $0.2 million, respectively. As of December 31, 2009 and 2008, the Company had accrued approximately $1.3 million and $1.8 million, respectively, for interest and penalties.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state, or local, or foreign income tax examinations by tax authorities for the years before 2006. With few exceptions, the statute of limitations remains open in all other jurisdictions for the tax years 2006 to the present.

15.    EARNINGS PER SHARE

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

(in thousands, except per share amounts)	Year Ended December 31,
	2009	2008	2007
Basic
Net income	$32,212	$10,977	$6,595

Weighted-average common shares outstanding	36,208	36,146	35,875

Earnings per share, basic	$0.89	$0.30	$0.18

Diluted
Net income	$32,212	$10,977	$6,595

Weighted-average common shares outstanding	36,208	36,146	35,875
Weighted-average effect of dilutive securities:
Stock options	1,297	1,382	1,546
RSUs	601	67	—
Warrants	7	10	12

Effect of assumed exercise of stock options, warrants and RSUs	1,905	1,459	1,558

Weighted-average common shares outstanding, assuming dilution	38,113	37,605	37,433

Earnings per share, diluted	$0.85	0.29	0.18

Outstanding options, warrants and RSUs excluded as impact would be anti-dilutive	362	1,523	1,121

16.    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company currently operates in one operating segment — rules based Business Process Management (“BPM”) software. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s international revenue is from sales to customers based outside of the U.S. The Company derived its operating revenue from the following geographic areas for the years ended December 31:

(Dollars in thousands)	2009		2008		2007
U.S.	$174,976	66%	$131,250	62%	$104,952	65%
United Kingdom	46,416	18%	40,063	19%	34,278	21%
Europe, other	27,127	10%	27,345	13%	8,755	5%
Other	15,494	6%	12,989	6%	13,964	9%

	$264,013	100%	$211,647	100%	$161,949	100%

The majority of the Company’s assets are located within the U.S. Long-lived assets (1) related to the Company’s U.S. and international operations as of December 31 were as follows:

(Dollars in thousands)	2009		2008
U.S.	$6,609	74%	$4,451	78%
India	2,072	23%	919	16%
International, other	250	3%	353	6%

	$8,931	100%	$5,723	100%

(1)	Long-lived assets exclude goodwill and intangible assets, which are not allocated to specific geographic locations as it is impracticable to do so.

No single customer accounted for more than 10% of the Company’s revenue in 2009, 2008, and 2007. The following table summarizes the Company’s concentration of credit risk associated with customers accounting for more than 10% of the Company’s outstanding trade receivables and long and short-term license installments as of December 31:

(Dollars in thousands)	2009	2008
Trade receivables	$39,396	$42,801
Customer A	—	11.7%
Long and short-term license installments	$5,805	$10,858
Customer B	42.7%	29.7%
Customer C	20.5%	16.1%
Customer D	16.8%	11.9%
Customer E	12.7%	10.5%

The Company’s financial services and insurance customers as a group represent a significant amount of the Company’s revenues and receivables, which the Company considered and determined it did not have a material impact on its allowances for doubtful accounts and sales credit memos as of December 31, 2009.

Marketable securities are another financial instrument that potentially subject the Company to a concentration of credit risk. See Note 4 “Marketable Securities” and Note 5 “Fair Value Measurements” for further discussion.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution retirement plan for qualifying employees pursuant to which the Company makes discretionary matching profit sharing contributions. Company contributions under the plan totaled approximately $1.6 million in 2009, $1.3 million in 2008, and $1.0 million in 2007. In addition, the Company has defined contribution plans for qualifying international employees and contributions expensed under those plans totaled approximately $1.0 million in 2009, approximately $0.6 million in 2008, and approximately $0.3 million in 2007.

18.    SELECTED QUARTERLY INFORMATION (UNAUDITED)

(in thousands, except per share amounts)	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$62,367	$63,878	$64,821	$72,947
Gross profit	41,836	42,286	40,761	48,193
Income from operations	12,335	11,830	7,465	10,189
Income before provision for income taxes	12,410	15,716	8,526	10,763
Net income	8,642	11,241	6,001	6,328
Earnings per share, basic	$0.24	$0.31	$0.16	$0.17

Earnings per share, diluted	$0.23	$0.30	$0.16	$0.16

(in thousands, except per share amounts)	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$48,478	$51,119	$52,698	$59,352
Gross profit	28,926	30,346	32,142	38,476
Income from operations	2,166	2,584	3,441	6,288
Income before provision for income taxes	4,177	4,029	2,717	4,749
Net income	2,944	2,852	2,351	2,830
Earnings per share, basic	$0.08	$0.08	$0.06	$0.08

Earnings per share, diluted	$0.08	$0.08	$0.06	$0.08

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control — Integrated Framework issued by the COSO.

Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the internal control over financial reporting of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 22, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 22, 2010

(c) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this Item is contained in our proxy statement for our 2010 annual stockholders meeting (the “2010 proxy statement”) under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2010 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our Board of Directors and procedures of security holders to recommend nominees to our Board of Directors is contained in the 2010 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.

EXECUTIVE OFFICERS

The names of our executive officers and certain information about them are set forth below as of February 1, 2010:

Alan Trefler, age 53, a founder of Pegasystems, serves as Chief Executive Officer and Chairman and has been a Director since we organized in 1983. Prior to 1983, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in Economics and Computer Science from Dartmouth College.

Craig Dynes, age 54, joined Pegasystems in September 2006 as Chief Financial Officer and Senior Vice President. Mr. Dynes also served as the Company’s principal accounting officer from November 2007 until May 2008. From 2004 to 2006, Mr. Dynes served as Chief Financial Officer at Demandware, a venture-backed enterprise software firm. From 2003 to 2004, Mr. Dynes served as President and CEO of Narad Networks, a manufacturer of equipment for the cable television industry. From 1997 to 2002, Mr. Dynes served as Chief Financial Officer of SilverStream Software, Inc., an application development software company. Prior to SilverStream, Mr. Dynes held senior financial positions at Sybase Inc. and Powersoft Corp. Mr. Dynes is a graduate of the Richard Ivey School of Business Administration, the University of Western Ontario and is a Canadian Chartered Accountant.

Efstathios Kouninis, age 48, joined Pegasystems in April 2008 as Vice President of Finance. In May 2008, the Board of Directors appointed Mr. Kouninis as the Company’s Chief Accounting Officer. From February 2006 to April 2008, Mr. Kouninis served as Chief Financial Officer and Treasurer of Tasker Products Corporation, a publicly traded manufacturer of antimicrobial chemicals. From November 2004 to February 2006, Mr. Kouninis served on the Staff of the Division of Corporation Finance of the U. S. Securities and Exchange Commission. Mr. Kouninis holds a Post Baccalaureate in Accounting, a M.S. in taxation from Bentley College, and a B.S. from the University of Massachusetts.

Douglas Kra, age 47, joined Pegasystems in November 2004 as Vice President of Global Services. From 2002 to 2004, Mr. Kra served as Vice President at eLoyalty Corp., a consulting company specializing in customer relationship management. From 2000 to 2001, Mr. Kra served as President of Zefer Corp., an internet consulting firm. Prior to Zefer, Mr. Kra spent ten years at Cambridge Technology Partners Inc. in a variety of senior roles. He holds a B.A. in Computer Science from Brandeis University and an M.B.A. in finance from the New York University Stern School of Business.

Max Mayer, age 60, joined Pegasystems in 2004 as Vice President of Corporate Development. In November 2008, Mr. Mayer was promoted to Senior Vice President of Corporate Development. From 1999 to 2004, Mr. Mayer served as President and CEO of The Mayer Group, a management consulting firm. From 1995 to 1996, Mr. Mayer was President of Norstan, a publicly traded communications company. Prior to 1995, Mr. Mayer spent 15 years with Digital Equipment Corporation. He holds a B.A. from the University of Pennsylvania, an M.B.A. from Boston University, and completed executive education at Insead in Fontainebleau, France.

Michael Pyle, age 55, joined Pegasystems in 1985 and has served as Senior Vice President of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle’s professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the U.S. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the Civil Service College in London.

Leon Trefler, age 49, joined Pegasystems in April 1998 as an Account Executive for Strategic Business Development. Since then he has held various senior sales management positions across the Company and in Channel Sales. In 2002, he launched the commercialization of PRPC. From April 2007 to January 2010, Mr. Trefler served as Vice President of Sales, North America and in January 2010, Mr. Trefler was promoted to Senior Vice President of Sales. Mr. Trefler holds a B.A. degree from Dartmouth College.

Alan Trefler and Leon Trefler are brothers. There are no other family relationships among any of our executive officers or Directors.

ITEM 11.	Executive Compensation

The information required by this item is contained in the 2010 proxy statement under the headings “Directors Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities in Part II of this report. Information required by this item with respect to stock ownership of certain beneficial owners and management is contained in the 2010 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the 2010 proxy statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is contained in the 2010 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services” and is incorporated herein by reference.

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
Craig Dynes
Senior Vice President, Chief Financial Officer (principal financial officer) (duly authorized officer)

Date: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 22, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CRAIG DYNES Craig Dynes	Senior Vice President, Chief Financial Officer (principal financial officer)

/s/ EFSTATHIOS KOUNINIS Efstathios Kouninis	Vice President of Finance and Chief Accounting Officer (principal accounting officer)

/s/ RICHARD JONES Richard Jones	Vice Chairman and Director

/s/ CRAIG CONWAY Craig Conway	Director

/s/ PETER GYENES Peter Gyenes	Director

/s/ STEVEN KAPLAN Steven Kaplan	Director

/s/ JAMES O’HALLORAN James O’Halloran	Director

/s/ WILLIAM WYMAN William Wyman	Director

EXHIBIT INDEX

Exhibit No.	Description

3.3	Restated Articles of Organization, of the Registrant. (Filed as exhibit 99.2 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Pegasystems Inc. (Filed as Exhibit 99.3 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.4	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.6	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.7++	2004 Long-Term Incentive Plan, as amended on November 24, 2008.

+10.8++	Form of Employee Stock Option Agreement, as amended on December 15, 2009.

+10.9++	Form of Restricted Stock Unit Agreement, as amended on December 15, 2009.

10.10	Form of Non-Employee Director Stock Option Agreement. (Filed as exhibit 10.2 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference.)

10.11++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004. (Filed as exhibit 10.20 to the Registrant’s 2004 Form 10-K and incorporated herein by reference.)

10.12	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated herein by reference.)

10.13++	2006 Employee Stock Purchase Plan, as amended on February 14, 2008. (Filed as exhibit 10.15 to the Registrant’s 2007 Form 10-K and incorporated herein by reference.)

10.14++	Compensation program for members of the Registrant’s Board of Directors, effective May 30, 2006. (Detailed in Registrant’s June 5, 2006 Form 8-K and incorporated herein by reference.)

10.15++	Offer Letter between the Registrant and Craig A. Dynes dated September 7, 2006. (Filed as Exhibit 99.1 to the Registrant’s September 7, 2006 Form 8-K and incorporated herein by reference.)

10.16	Amendment Number 10 to Lease Agreement dated July 24, 2006 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.1 to the Registrant’s September 30, 2006 Form 10-Q and incorporated herein by reference.)

10.17++	Amendment to Stock Option Agreement between the Registrant and Richard H. Jones dated December 29, 2006. (Filed as Exhibit 99.1 to the Registrant’s January 4, 2007 Form 8-K and incorporated herein by reference.)

10.18++	2008 Section 16 Officers Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 21, 2008 Form 8-K and incorporated herein by reference.)

10.19++	2008 Section 16 Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 21, 2008 Form 8-K and incorporated herein by reference.)

10.20++	Offer Letter between the Registrant and Efstathios A. Kouninis dated April 25, 2008. (Filed as Exhibit 99.1 to the Registrant’s June 5, 2008 Form 8-K and incorporated herein by reference.)

10.21	Amendment Number 11 to Lease Agreement dated as of June 11, 2008 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.2 to the Registrant’s June 30, 2008 Form 10-Q and incorporated herein by reference.)

10.22++	Offer Letter between the Registrant and Max Mayer dated April 20, 2004.

10.23++	Director Indemnification Agreement dated as of March 8, 2009 by and between Pegasystems Inc. and Peter Gyenes. (Filed as Exhibit 99.1 to the Registrant’s March 11, 2009 Form 8-K and incorporated herein by reference.)

10.24++	2009 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s March 19, 2009 Form 8-K and incorporated herein by reference.)

10.25++	2009 Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s March 19, 2009 Form 8-K and incorporated herein by reference.)

10.26++	Director Indemnification Agreement dated as of March 26, 2009 by and between Pegasystems Inc. and Craig Conway. (Filed as Exhibit 99.1 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

10.27++	2010 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 17, 2010 Form 8-K and incorporated herein by reference.)

10.28++	2010 Section Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 17, 2010 Form 8-K and incorporated herein by reference.)

+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

+	Filed herewith