Form 10-Q
period 2010-03-31
PEGASYSTEMS INC
filed 2010-04-22
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

There were 37,022,810 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 12, 2010.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of March 31, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$201,065	$63,857
Marketable securities	1,000	138,796

Total cash, cash equivalents, and marketable securities	202,065	202,653
Trade accounts receivable, net of allowance of $924 and $649	42,333	39,396
Short-term license installments	2,727	2,829
Deferred income taxes	2,481	2,523
Income taxes receivable and other current assets	9,792	8,840

Total current assets	259,398	256,241
Long-term license installments, net	2,685	2,976
Property and equipment, net	10,013	8,931
Long-term deferred income taxes and other assets	8,667	8,710
Intangible assets, net	301	336
Goodwill	2,391	2,391

Total assets	$283,455	$279,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,815	4,791
Accrued expenses	11,452	6,748
Accrued compensation and related expenses	12,253	23,280
Deferred revenue	42,129	32,870

Total current liabilities	68,649	67,689
Income taxes payable	4,930	4,828
Other long-term liabilities	1,776	1,849

Total liabilities	75,355	74,366

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, 70,000 shares authorized; 37,025 shares and 36,818 shares issued and outstanding	122,769	121,757
Retained earnings and accumulated other comprehensive income of $815 and $1,686	85,331	83,462

Total stockholders’ equity	208,100	205,219

Total liabilities and stockholders’ equity	$283,455	$279,585

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
Revenue:	2010	2009

Software license	$30,343	$28,036
Maintenance	15,086	11,948
Professional services	29,655	22,383

Total revenue	75,084	62,367

Cost of revenue:
Cost of software license	31	31
Cost of maintenance	1,937	1,437
Cost of professional services	24,468	19,063

Total cost of revenue	26,436	20,531

Gross profit	48,648	41,836

Operating expenses:
Selling and marketing	21,893	15,436
Research and development	11,626	9,119
General and administrative	5,059	4,946
Acquisition-related costs	1,508	-

Total operating expenses	40,086	29,501

Income from operations	8,562	12,335
Foreign currency transaction loss	(3,074)	(812)
Interest income, net	513	802
Installment receivable interest income	52	75
Other income, net	241	10

Income before provision for income taxes	6,294	12,410
Provision for income taxes	2,443	3,768

Net income	$3,851	$8,642

Earnings per share
Basic	$0.10	$0.24

Diluted	$0.10	$0.23

Weighted-average number of common shares outstanding
Basic	36,873	35,670
Diluted	38,702	37,421
Cash dividends declared per share	$0.03	$0.03

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$3,851	$8,642
Adjustment to reconcile net income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(3,906)	(2,188)
Deferred income taxes	123	(625)
Depreciation, amortization and other non-cash items	885	609
Amortization of investments and realized gain on sale of investments	658	943
Stock-based compensation expense	1,446	1,698
Change in operating assets and liabilities:
Trade accounts receivable	(2,937)	(3,195)
License installments	393	323
Other current assets	(1,002)	196
Accounts payable and accrued expenses	(3,992)	(4,691)
Deferred revenue	9,259	12,029
Other long-term assets and liabilities	46	110

Cash provided by operating activities	4,824	13,851

Investing activities:
Purchase of marketable securities	(49,005)	(12,593)
Matured and called marketable securities	25,280	7,975
Sale of marketable securities	160,372	—
Contingent consideration paid for an acquisition in 2008	(250)	—
Investment in property and equipment	(1,926)	(1,160)

Cash provided by (used in) investing activities	134,471	(5,778)

Financing activities:
Issuance of common stock for share-based compensation plans	630	551
Excess tax benefits from exercise or vesting of equity awards	3,906	2,188
Dividend payments to shareholders	(1,105)	(1,080)
Common stock repurchases for tax withholdings for net settlement of equity awards	(3,410)	(1,513)
Common stock repurchases under share repurchase programs	(1,621)	(6,283)

Cash used in financing activities	(1,600)	(6,137)

Effect of exchange rate on cash and cash equivalents	(487)	(224)

Net increase in cash and cash equivalents	137,208	1,712
Cash and cash equivalents, beginning of period	63,857	36,087

Cash and cash equivalents, end of period	$201,065	$37,799

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2010.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to effect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the first quarter of 2010, acquisition-related costs were primarily legal and advisory fees, finder’s fees and due diligence costs associated with our acquisition of Chordiant Software, Inc. (“Chordiant”). See Note 11 “Subsequent Event” for further discussion of the acquisition.

2.	FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets at fair value, consisting of the Company’s marketable securities and cash equivalents.

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$166,591	$166,591	$—

Marketable securities:
Municipal bonds	$1,000	$1,000	$—

Total marketable securities:	$1,000	$1,000	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$9,880	$9,880	$—

Marketable securities:
Municipal bonds	$112,723	$27,152	$85,571
Government sponsored enterprise bonds	19,560	—	19,560
Corporate bonds	6,513	6,513	—

Total marketable securities:	$138,796	$33,665	$105,131

3.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Unbilled trade accounts receivable relate to services earned under time and material arrangements and license arrangements that had not been invoiced as of March 31, 2010 and December 31, 2009, respectively.

(in thousands)	As of March 31, 2010	As of December 31, 2009
Trade accounts receivable	$31,993	$32,042
Unbilled accounts receivable	11,264	8,003

Total accounts receivable	43,257	40,045

Allowance for sales credit memos	(831)	(541)
Allowance for doubtful accounts	(93)	(108)

Total allowances	(924)	(649)

	$42,333	$39,396

4.	ACCRUED EXPENSES

(in thousands)	As of March 31, 2010	As of December 31, 2009
Accrued professional services partners fees	$1,450	$1,055
Accrued other taxes	1,338	1,289
Dividends payable	1,111	1,105
Accrued employee reimbursable expenses	1,124	799
Accrued acquisition-related costs	1,102	-
Accrued self-insurance health and dental claims	869	-
Accrued short-term deferred rent	465	422
Accrued property and equipment	438	-
Repurchases of common stock unsettled	75	136
Accrued other	3,480	1,942

	$11,452	$6,748

5.	DEFERRED REVENUE

(in thousands)	As of March 31, 2010	As of December 31, 2009
Software license	$5,836	$4,413
Maintenance	31,685	22,039
Professional services and other	4,608	6,418

	$42,129	$32,870

6.	COMPREHENSIVE INCOME

Comprehensive income includes the Company’s net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of income. The components of comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net income	$3,851	$8,642
Other comprehensive income:
Unrealized gain (loss) on securities, net of tax	(539)	421
Foreign currency translation adjustments	(332)	(110)

Comprehensive income	$2,980	$8,953

7.	STOCK-BASED COMPENSATION

For the first quarter of 2010 and 2009, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009

Cost of revenue	$398	$506
Operating expenses	1,048	1,192

Total stock-based compensation before tax	1,446	1,698
Income tax benefit	(491)	(584)

During the first quarter of 2010, the Company issued approximately 251,000 shares to its employees under the Company’s share-based compensation plans.

During the first quarter of 2010, the Company granted approximately 46,000 restricted stock units (“RSUs”) in connection with the election by employees to receive 50% of their 2010 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. The total stock-based compensation of approximately $1.6 million associated with this RSU grant will be recognized over one year.

As of March 31, 2010, the Company had approximately $7.8 million of unrecognized stock-based compensation expense related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

8.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, RSUs, and warrants, using the treasury stock method and the average market price of our common stock during the applicable period. Certain shares related to some of our outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Basic
Net income	$3,851	$8,642

Weighted-average common shares outstanding	36,873	35,670

Earnings per share, basic	$0.10	$0.24

Diluted
Net income	$3,851	$8,642

Weighted-average common shares outstanding, basic	36,873	35,670
Weighted-average effect of dilutive securities:
Stock options	1,624	1,592
RSUs	202	149
Warrants	3	10

Effect of assumed exercise of stock options, warrants and RSUs	1,829	1,751

Weighted-average common shares outstanding, diluted	38,702	37,421

Earnings per share, diluted	$0.10	0.23

Outstanding options and RSUs excluded as impact would be antidilutive	157	1,183

9.	INCOME TAXES

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the first quarter of 2010 and 2009, we recorded provisions of $2.4 million and $3.8 million, respectively, which resulted in an effective tax rate of 38.8% and 30.4%, respectively.

The increase in our effective tax rate for the first quarter of 2010 compared to the first quarter of 2009 was due to the geographic mix of income expected to be earned in higher tax jurisdictions in 2010 and the recording of a discrete item related to the nondeductible portion of acquisition-related costs incurred in the first quarter of 2010 associated with the Chordiant acquisition. These nondeductible acquisition-related costs accounted for 5.5% of our first quarter 2010 tax rate.

Our effective tax rate during the first quarter of 2009 was below the statutory federal income tax rate primarily due to the investment in tax-exempt municipal bonds and the benefit from the SEZ India tax holiday.

10.    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

	Three Months Ended March 31,
(Dollars in thousands)	2010		2009
U.S.	$48,026	64%	$39,767	64%
United Kingdom	10,705	14%	9,863	16%
Europe, other	13,045	17%	10,171	16%
Other	3,308	5%	2,566	4%

	$75,084	100%	$62,367	100%

There were no customers accounting for more than 10% of the Company’s trade receivables, net of allowances. The following table summarizes the Company’s concentration of credit risk associated with customers accounting for more than 10% of the Company’s total revenue and short and long-term license installments:

	Three Months Ended March 31,
(Dollars in thousands)	2010		2009
Total Revenue	$75,084		$62,367

Customer A	—	—	7,631	12.2%

	As of March 31,	As of December 31,
(Dollars in thousands)	2010	2009
Long and short-term license installments	$5,412	$5,805
Customer B	46.2%	42.7%
Customer C	19.4%	20.5%
Customer D	16.5%	16.8%
Customer E	11.3%	12.7%

11.    SUBSEQUENT EVENT

On April 21, 2010, the Company acquired Chordiant, a leading provider of customer relationship management (“CRM”) software and services. The purchase price for Chordiant was approximately $109 million in cash, net of approximately $47.8 million of cash acquired. In addition, the Company issued approximately 236,000 stock options in exchange for outstanding Chordiant stock options at the date of the closing. The majority of the fair value of these stock options will be recorded as additional purchase price. The remaining fair value of these stock options will be recognized as stock-based compensation expense over the requisite service period. The Company is in the process of preparing an allocation of the purchase price to the fair value of assets acquired and liabilities assumed, but currently expects that a substantial portion of the Chordiant purchase price will ultimately be allocated to intangible assets, and that such assets are likely to include acquired core technology, customer related assets and goodwill. As of March 31, 2010, the Company incurred direct incremental expenses associated with the transaction of $1.5 million and expects to incur an additional $2.2 million.

The Company believes the acquisition will expand its global customer base and provide complementary solutions. Chordiant clients will be able to incorporate Pegasystems process automation to enhance their experience in their existing foundation and marketing solutions. Pegasystems’ clients will benefit from Chordiant’s decision management solutions and extensive CRM assets. In addition, the Company believes the combination of the two companies will expand the partner network and provide incremental business opportunity growth.

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

We encourage you to carefully review the risk factors we have identified in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. We believe these risk factors, among other factors, could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We also offer SmartPaaS, which is our platform-as-a service offering that allows customers to create PRPC applications using an internet-based infrastructure. This offering enables our customers to immediately build their applications in a secure environment while minimizing their infrastructure and hardware costs.

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

Business overview

Our revenue grew by 20% in the first quarter of 2010 compared to the first quarter of 2009 primarily because of the increase in professional services and maintenance revenues associated with higher number of license arrangements executed in 2009. We generated approximately $4.8 million and $13.9 million in cash from operations in the first quarter of 2010 and 2009, respectively.

The total value of new license arrangements in the first quarter of 2010 was higher in Europe and Asia than in the first quarter of 2009. However, in North America, the value was lower, primarily due to one large arrangement included in the first quarter of 2009 that was executed in 2008, but had a contingency that did not expire until the first quarter of 2009.

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

We believe that the ongoing challenges for our business include continuing to drive revenue growth despite increased competition, continuing to expand our expertise in new and existing industries, and maintaining our leadership position in the BPM market.

To address these challenges, during the first quarter of 2010, we:

—	Invested in our research and development efforts and sales and marketing by significantly increasing headcount; and

—	Entered into an agreement to acquire Chordiant Software, Inc. (“Chordiant”).

Chordiant Acquisition

On April 21, 2010, we acquired Chordiant, a leading provider of customer relationship management (“CRM”) software and services. The purchase price for Chordiant was approximately $109 million in cash, net of approximately $47.8 million of cash acquired. In addition, we issued approximately 236,000 stock options in exchange for outstanding Chordiant stock options at the date of the closing. The majority of the fair value of these stock options will be recorded as additional purchase price. The remaining fair value of these stock options will be recognized as stock-based compensation expense over the requisite service period. We are in the process of preparing an allocation of the purchase price to the fair value of assets acquired and liabilities assumed, but currently expect that a substantial portion of the Chordiant purchase price will ultimately be allocated to intangible assets, and that such assets are likely to include acquired core technology, customer related assets and goodwill. As of March 31, 2010, we incurred direct incremental expenses associated with the transaction of $1.5 million and expect to incur an additional $2.2 million.

We believe the acquisition will expand our global customer base and provide complementary solutions. Chordiant clients will be able to incorporate Pegasystems process automation to enhance their experience in their existing foundation and marketing solutions. Our clients will benefit from Chordiant’s decision management solutions and extensive CRM assets. In addition, we believe the combination of the two companies will expand the partner network and provide incremental business opportunity growth.

We expect that Chordiant will contribute recurring revenue and profit to our operating results.

Critical accounting policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and beliefs of what could occur in the future given available information.

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” and Note 2. “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2010	2009
Total revenue	$75,084	$62,367	$12,717	20%
Gross profit	48,648	41,836	6,812	16%
Total operating expenses	40,086	29,501	10,585	36%
Income before provision for income taxes	$6,294	$12,410	$(6,116)	(49)%

We continue to experience an increase in demand for our software products and related services, which we believe is due to the strong value proposition, short implementation period, and variety of licensing terms we offer our customers. Our success is also due to the growth in the BPM sector and our position as leader in that sector.

The increase in gross profit was primarily due to the increase in software license and maintenance revenue, and to a slightly lesser extent, the increase in professional services revenue. The decrease in income before provision for income taxes was primarily due to lower software license revenue as a percentage of total revenue, a $6.5 million increase in selling and marketing expenses, a $2.5 million increase in research and development expenses, $1.5 million of acquisition-related costs, and a $2.3 million increase in foreign exchange transaction losses.

A change in the number or size of high value license arrangements, or a change in the mix between perpetual and term licenses, can cause our revenues to fluctuate materially from quarter to quarter. The revenue growth rate achieved in any historical period is not necessarily indicative of the results expected for future periods.

Revenue

	Three Months Ended March 31,				Increase (Decrease)
(Dollars in thousands)	2010		2009
Software license revenue
Perpetual licenses	$17,004	56%	$17,488	63%	$(484)	(3)%
Term licenses	10,920	36%	9,333	33%	1,587	17%
Subscription	2,419	8%	1,215	4%	1,204	99%

Total software license revenue	$30,343	100%	$28,036	100%	$2,307	8%

The mix between perpetual and term license arrangements fluctuates based on customer needs. Many of our perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $51.6 million as of March 31, 2010 compared to $18.6 million as of March 31, 2009. See the table of future cash receipts by year from these perpetual licenses and certain subscription licenses on page 18.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The increase in term license revenue was primarily due to significant prepayments of term licenses by three customers. The increase in term license revenue was also due to the increase in the aggregate value of payments for term licenses signed during 2009, 2008, and 2007 for which a portion of the revenue was recognized during the first quarter of 2010. The remainder of the revenue under these agreements will be recognized in future periods. The aggregate value of payments due under these term licenses was $68.0 million as of March 31, 2010 compared to $84.4 million as of March 31, 2009. The aggregate value of future payments due under non-cancellable term licenses as of March 31, 2010 includes $17.7 million of term license payments that we expect to recognize as revenue during the remainder of 2010. However, we expect our actual term license revenue for the remainder of 2010 could be higher than $17.7 million as we complete new term license agreements in 2010 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 18.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the term of the arrangement. The increase in subscription revenue was primarily due to a new customer arrangement that began in the third quarter of 2009.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2010	2009
Maintenance revenue
Maintenance	$15,086	$11,948	$3,138	26%

The increase in maintenance revenue was due to the continued increase in the installed base of our software and new license arrangements executed in the fourth quarter of 2009.

	Three Months Ended March 31,				Increase
(Dollars in thousands)	2010		2009
Professional services revenue
Consulting services	$27,719	93%	$21,173	95%	$6,546	31%
Training	1,936	7%	1,210	5%	726	60%

Total Professional services	$29,655	100%	$22,383	100%	$7,272	32%

Professional services are primarily consulting services related to new license implementations. The increase in consulting services and training revenue was due to higher demand for these services in North America associated with new license arrangements executed in 2009. In addition, two large fixed-price arrangements were completed in the first quarter of 2010, resulting in the recognition of the revenue associated with these arrangements that previously did not meet revenue recognition requirements.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2010	2009
Gross Profit
Software license	$30,312	$28,005	$2,307	8%
Maintenance	13,149	10,511	2,638	25%
Professional services	5,187	3,320	1,867	56%

Total gross profit	$48,648	$41,836	$6,812	16%

Maintenance gross margin	87%	88%
Professional services gross margin	17%	15%

Professional services gross profit increased due to higher realization rates associated with improving global economic conditions. We intend to continue our investment in the professional services organization to support our customers’ license implementations.

Operating expenses

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2010	2009
Selling and marketing
Selling and marketing	$21,893	$15,436	$6,457	42%
As a percent of total revenue	29%	25%
Selling and marketing headcount	294	204	90	44%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increase in selling and marketing expenses was primarily due to a $4.0 million increase in compensation and benefit expenses associated with higher headcount, a $0.7 million increase in travel expenses, a $0.5 million increase in marketing contractor expenses, and a $0.2 million increase in annual sales meeting expenses.

Almost half of the headcount increase occurred in the first quarter of 2010. We intend to continue to hire significantly more sales and marketing professionals.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2010	2009
Research and development
Research and development	$11,626	$9,119	$2,507	27%
As a percent of total revenue	15%	15%
Research and development headcount	248	170	78	46%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in research and development expenses was primarily due to a $1.4 million increase in compensation and benefit expenses associated with higher headcount, a $0.5 million increase in engineering contractor expenses, and a $0.4 million increase in facility related costs associated with the expansion of our research and development center in India.

A significant portion of the headcount increase occurred in the first quarter of 2010. We intend to continue to invest significantly in our research and development efforts.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2010	2009
General and administrative
General and administrative	$5,059	$4,946	$113	2%
As a percent of total revenue	7%	8%
General and administrative headcount	152	131	21	16%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with the finance, legal, corporate governance, and other administrative headcount. It also includes accounting, legal, and other administrative fees. The general and administrative headcount includes employees in human resources, information technology and corporate services departments whose costs are allocated to the rest of the Company’s functional departments.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to effect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the first quarter of 2010, the $1.5 million acquisition-related costs were primarily legal and advisory fees, finder’s fees and due diligence costs associated with our acquisition of Chordiant. We expect to incur an additional $2.2 million of transaction costs in the second quarter of 2010.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our consolidated statements of income:

(Dollars in thousands)	Three Months Ended March 31,		(Decrease)
	2010	2009
Cost of services	$398	$506	$(108)	(21)%
Operating expenses	1,048	1,192	(144)	(12)%

Total stock-based compensation before tax	1,446	1,698	$(252)	(15)%

Income tax benefit	(491)	(584)

The stock-based compensation expense in the first quarter of 2010 reflects the refinement of our forfeiture estimate completed in the second quarter of 2009.

(Dollars in thousands)	Three Months Ended March 31,		Change
	2010	2009
Non-operating income and expenses, net
Foreign currency transaction loss	$(3,074)	$(812)	$(2,262)	(279)%
Interest income, net	513	802	(289)	(36)%
Installment receivable interest income	52	75	(23)	(31)%
Other income, net	241	10	231	n/m

Non-operating income and expenses, net	$(2,268)	$75	$(2,343)	n/m

n/m = not meaningful

Non-operating income and expenses, net

The increase in foreign currency transaction losses was due to the significant decrease in the value of the British pound sterling and the Euro relative to the U.S. dollar and the higher total amount of foreign currency denominated net assets held in the U.S., consisting primarily of cash, receivables, license installments and accounts payable.

During the first quarter of 2010, other income consists of realized gains from the liquidation of our marketable securities in preparation to pay for the Chordiant acquisition.

Provision for income taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the first quarter of 2010 and 2009, we recorded provisions of $2.4 million and $3.8 million, respectively, which resulted in an effective tax rate of 38.8% and 30.4%, respectively.

The increase in our effective tax rate for the first quarter of 2010 compared to the first quarter of 2009 was due to the geographic mix of income expected to be earned in higher tax jurisdictions in 2010 and the recording of a discrete item related to the nondeductible portion of acquisition-related costs incurred in the first quarter of 2010 associated with the Chordiant acquisition. These nondeductible acquisition-related costs accounted for 5.5% of our first quarter 2010 tax rate.

Our effective tax rate during the first quarter of 2009 was below the statutory federal income tax rate primarily due to the investment in tax-exempt municipal bonds and the benefit from the SEZ India tax holiday.

Liquidity and capital resources

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash provided by (used in)
Operating activities	$4,824	$13,851
Investing activities	134,471	(5,778)
Financing activities	(1,600)	(6,137)
Effect of exchange rate on cash	(487)	(224)

Net increase in cash and cash equivalents	$137,208	$1,712

	As of March 31, 2010	As of December 31, 2009
Total cash, cash equivalents, and marketable securities	$202,065	$202,653

We have funded our operations primarily from cash provided by operations. As of March 31, 2010, we had cash, cash equivalents and marketable securities of $202.1 million, which was consistent with December 31, 2009. Working capital was $190.7 million as of March 31, 2010 compared to $188.6 million as of December 31, 2009.

In March 2010, we liquidated our marketable securities in preparation to pay for the Chordiant acquisition. In April 2010, we acquired Chordiant for a cash purchase price of approximately $109 million, net of approximately $47.8 million of cash acquired.

We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months.

Cash provided by operating activities

Cash provided by operating activities during the first quarter of 2010 decreased to $4.8 million compared to $13.9 million in the first quarter of 2009.

The primary components of cash provided by operations during the first quarter of 2010 were $3.9 million of net income and a $9.3 million increase in deferred revenue, partially offset by a $4.0 million decrease in accounts payable and accrued expenses primarily related to the payment of incentive compensation and $3.9 million of excess tax benefits from exercise or vesting of equity awards.

Future Cash Receipts from License Arrangements

The following table summarizes the cash receipts due in connection with our existing license agreements as of March 31, 2010.

(in thousands)	Installment payments for licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)	Other license payments not recorded on the balance sheet (3)
Remainder of 2010	$2,322	$17,730	$31,035
2011	2,232	25,296	11,046
2012	1,292	17,069	9,550
2013	-	6,366	-
2014	-	1,500	-
Thereafter	-	10	-

Total	5,846	$67,971	$51,631

Unearned installment interest income	(434)

Total license installments receivable, net	$5,412

(1)	These license installment payments have already been recognized as license revenue and are included in short- and long-term license installments in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2010.

(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(3)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash provided by (used in) investing activities

During the first quarter of 2010, we liquidated our marketable securities and invested the proceeds primarily in money market funds in preparation to pay for the Chordiant acquisition.

During the first quarter of 2009, cash used in investing activities was primarily for purchases of marketable debt securities of $12.6 million.

Cash used in financing activities

Cash used in financing activities during the first quarter of 2010 and 2009 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate up to $75.0 million of our common stock. Purchases under these programs have been made on the open market. The most recent $15.0 million repurchase program was announced on November 24, 2009 and expires on December 31, 2010.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first quarter of 2010 and 2009:

	2010		2009
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$15,779		$12,862
Authorizations		-		-
Repurchases paid	42,298	(1,485)	411,043	(5,905)
Repurchases unsettled	2,001	(75)	32,344	(594)
Authorization remaining as of March 31,		$14,219		$6,363

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first quarter of 2010 and 2009, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 382,000 shares and 416,000 shares, respectively, of which only 186,000 shares and 186,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first quarter of 2010 and 2009, instead of receiving cash from the equity holders, we withheld shares with a value of $3.4 million and $1.5 million, respectively, for withholding taxes and $3.8 million and $2.0 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first quarter of 2010 and 2009.

Dividends

The Company declared a cash dividend of $0.03 per share for the first quarter of 2010 and 2009, and paid cash dividends of $1.1 million in both the first quarter of 2010 and 2009. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

In March 2010, we liquidated our marketable securities and invested the proceeds primarily in money market funds in preparation to pay for the Chordiant acquisition, which is anticipated to close in April 2010. As a result, we are no longer subject to significant interest rate risk.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of 2010. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our market risk exposure.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2010. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first quarter ended March 31, 2010 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the first quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
1/1/10-1/31/10	19,173	$33.89	19,173	$15,129
2/1/10-2/28/10	10,852	35.30	10,852	14,746
3/1/10-3/31/10	14,274	36.97	14,274	14,219

Total	44,299	$35.22

(1)	Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase, in the aggregate, up to $75.0 million of our common stock. The most recent $15 million repurchase program was publicly announced on November 24, 2009 and expires December 31, 2010. Under this program, purchases will be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. The Company has established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Fourth Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: April 22, 2010	By:	/s/ CRAIG DYNES
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer) (duly authorized officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 14, 2010, by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and Chordiant Software, Inc. (Filed as Exhibit 2.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

10.1	Form of Tender and Voting Agreement by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and the individuals listed on the signatures pages thereto, dated as of March 14, 2010 (Filed as Exhibit 10.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

10.2	2010 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 17, 2010 Form 8-K and incorporated herein by reference.)

10.3	2010 Section Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 17, 2010 Form 8-K and incorporated herein by reference.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.