Form 10-Q
period 2010-06-30
PEGASYSTEMS INC
filed 2010-08-09
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

There were approximately 37,120,066 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 30, 2010.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of June 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$63,033	$63,857
Marketable securities	11,008	138,796

Total cash, cash equivalents, and marketable securities	74,041	202,653
Trade accounts receivable, net of allowance of $1,180 and $649	65,910	39,396
Short-term license installments	2,638	2,829
Deferred income taxes	4,514	2,523
Income taxes receivable and other current assets	16,000	8,840

Total current assets	163,103	256,241
Long-term license installments, net	2,394	2,976
Property and equipment, net	11,265	8,931
Long-term deferred income taxes and other assets	2,129	8,710
Intangible assets, net	88,728	336
Goodwill	50,976	2,391

Total assets	$318,595	$279,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,483	$4,791
Accrued expenses	23,338	6,748
Accrued compensation and related expenses	18,839	23,280
Deferred revenue	53,761	32,870

Total current liabilities	101,421	67,689
Income taxes payable	6,778	4,828
Other long-term liabilities	7,462	1,849

Total liabilities	115,661	74,366

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, 70,000 shares authorized; 37,113 shares and 36,818 shares issued and outstanding	128,022	121,757
Retained earnings and accumulated other comprehensive (loss) income of $(302) and $1,686	74,912	83,462

Total stockholders’ equity	202,934	205,219

Total liabilities and stockholders’ equity	$318,595	$279,585

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Software license	$28,200	$25,651	$58,543	$53,687
Maintenance	20,388	12,171	35,474	24,119
Professional services	33,658	26,056	63,313	48,439

Total revenue	82,246	63,878	157,330	126,245

Cost of revenue:
Cost of software license	1,109	31	1,140	62
Cost of maintenance	2,715	1,457	4,652	2,894
Cost of professional services	27,436	20,104	51,904	39,167

Total cost of revenue	31,260	21,592	57,696	42,123

Gross profit	50,986	42,286	99,634	84,122

Operating expenses:
Selling and marketing	29,896	16,659	51,789	32,095
Research and development	14,010	9,149	25,636	18,268
General and administrative	6,745	4,648	11,804	9,594
Acquisition-related costs	3,395	-	4,903	-
Restructuring costs	6,080	-	6,080	-

Total operating expenses	60,126	30,456	100,212	59,957

(Loss) income from operations	(9,140)	11,830	(578)	24,165
Foreign currency transaction (loss) gain	(2,542)	2,923	(5,616)	2,111
Interest income, net	119	881	632	1,683
Installment receivable interest income	52	75	104	150
Other income, net	1	7	242	17

(Loss) income before (benefit) provision for income taxes	(11,510)	15,716	(5,216)	28,126
(Benefit) provision for income taxes	(3,322)	4,475	(879)	8,243

Net (loss) income	$(8,188)	$11,241	$(4,337)	$19,883

Net (loss) earnings per share:
Basic	$(0.22)	$0.31	$(0.12)	$0.56

Diluted	$(0.22)	$0.30	$(0.12)	$0.53

Weighted-average number of common shares outstanding
Basic	37,054	35,965	36,966	35,818
Diluted	37,054	37,995	36,966	37,708
Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net (loss) income	$(4,337)	$19,883
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(5,529)	(10,068)
Deferred income taxes	(321)	(783)
Depreciation, amortization and other non-cash items	3,727	1,259
Amortization of investments and realized gain on sale of investments	666	1,918
Stock-based compensation expense	3,632	2,558
Foreign currency transaction loss	4,011	-
Change in operating assets and liabilities:
Trade accounts receivable	(12,529)	10,424
License installments	773	3,188
Income taxes receivable and other current assets	395	(283)
Accounts payable and accrued expenses	2,970	(2,697)
Deferred revenue	6,025	3,883
Other long-term assets and liabilities	(5,801)	150

Cash (used in) provided by operating activities	(6,318)	29,432

Investing activities:
Purchases of marketable securities	(61,156)	(29,535)
Matured and called marketable securities	26,280	18,535
Sale of marketable securities	162,242	-
Payments for 2010 acquisition, net of cash acquired	(108,991)	-
Payments for 2008 acquisition	(250)	-
Investment in property and equipment	(3,497)	(1,789)

Cash provided by (used in) investing activities	14,628	(12,789)

Financing activities:
Issuance of common stock for share-based compensation plans	1,198	3,042
Excess tax benefits from exercise or vesting of equity awards	5,529	10,068
Dividend payments to shareholders	(2,216)	(2,155)
Common stock repurchases for tax withholdings for net settlement of equity awards	(4,212)	(5,606)
Repurchase of common stock	(3,330)	(9,202)

Cash used in financing activities	(3,031)	(3,853)

Effect of exchange rate on cash and cash equivalents	(6,103)	919

Net (decrease) increase in cash and cash equivalents	(824)	13,709
Cash and cash equivalents, beginning of period	63,857	36,087

Cash and cash equivalents, end of period	$63,033	$49,796

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

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

Correction of Statement of Cash Flow

After the issuance of our March 31, 2010 interim financial statements, management identified an error in the presentation of currency transaction losses on foreign currency denominated cash and cash equivalents within the statement of cash flows. These losses should have been presented as a reconciling item within cash flows from operating activities and included within the Effect of exchange rate on cash and cash equivalents in the statement of cash flows. The impact of the applicable line items within the condensed consolidated statement of cash flows for the three months ended March 31, 2010 is as follows:

	Three Months Ended March 31, 2010
(in thousands)	As Reported	As Corrected
Foreign currency transaction loss	$-	$2,263
Cash provided by operations	$4,824	$7,087
Effect of exchange rate on cash and cash equivalents	$(487)	$(2,750)

The effect of the presentation error has no impact on the reported cash and cash equivalents, total changes in cash flows for the period, the condensed consolidated statement of operations or condensed consolidated balance sheet. This matter did not have a material impact on the 2009, 2008, or 2007 consolidated financial statements, or any interim period within those years.

As the Company has concluded that these adjustments are immaterial to the March 31, 2010 interim financial statements, these adjustments will be prospectively reflected in applicable condensed consolidated statement of cash flows reported in the Company’s Form 10-Q for the quarter ended March 31, 2011.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to effect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the first six months of 2010, acquisition-related costs were primarily advisory fees, legal, tax consulting and valuation fees associated with the Company’s acquisition of Chordiant. See Note 5 “Acquisition, Goodwill and Intangibles” for further discussion of the acquisition.

Restructuring costs

Restructuring costs include severance and related benefit costs for the reduction of personnel during the second quarter of 2010 related to the Chordiant acquisition. See Note 8 “Accrued Restructuring Costs” for further detail.

2.	FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying such assumptions, a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable securities and cash equivalents at fair value and classifies them as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$7,564	$7,564	$—

Marketable securities:
Municipal bonds	$2,152	$2,152	$—
Government sponsored enterprise bonds	7,793	7,793	—
Corporate bonds	1,063	1,063	—

Total marketable securities	$11,008	$11,008	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$9,880	$9,880	$—

Marketable securities:
Municipal bonds	$112,723	$27,152	$85,571
Government sponsored enterprise bonds	19,560	—	19,560
Corporate bonds	6,513	6,513	—

Total marketable securities	$138,796	$33,665	$105,131

3.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Unbilled trade accounts receivable relate to services earned under time and material arrangements, maintenance and license arrangements that had not been invoiced as of June 30, 2010 and December 31, 2009, respectively.

(in thousands)	As of June 30, 2010	As of December 31, 2009
Trade accounts receivable	$50,613	$32,042
Unbilled accounts receivable	16,477	8,003

Total accounts receivable	67,090	40,045

Allowance for sales credit memos	(998)	(541)
Allowance for doubtful accounts	(182)	(108)

Total allowances	(1,180)	(649)

	$65,910	$39,396

4. INCOME TAXES RECEIVABLE AND OTHER CURRENT ASSETS
(in thousands)	As of June 30, 2010	As of December 31, 2009
Income tax receivable	$11,697	$5,046
Interest receivable	59	1,664
Prepaid expenses	2,306	1,092
Reimbursable expenses	791	424
Sales tax receivable	1,147	614

	$16,000	$8,840

5.	ACQUISITION, GOODWILL, AND INTANGIBLES

Chordiant Acquisition

On April 21, 2010, the Company acquired all of the outstanding shares of common stock of Chordiant, a leading provider of customer relationship management (“CRM”) software and services with a focus on improving customer experiences through decision technology. The aggregate purchase price for Chordiant was approximately $160.3 million consisting of $156.8 million in cash and stock options with a fair value of $3.5 million. The Company issued approximately 241,000 stock options as replacement of outstanding Chordiant stock options at the date of the closing. The majority of the fair value of these stock options was recorded as purchase price based on the portion of the awards related to pre-combination services. The compensation expense associated with the portion of the replacement awards related to post-combination services totaled $0.2 million and will be recognized as compensation expense over the remaining service period. As of June 30, 2010, the Company incurred direct incremental expenses associated with the transaction of $4.9 million.

The Company believes the acquisition will expand its global customer base and provide complementary solutions. Chordiant clients will be able to incorporate Pegasystems process automation to enhance their experience in their existing call center and marketing solutions. Pegasystems’ clients will benefit from Chordiant’s decision management solutions and extensive CRM assets. In addition, the Company believes the combination of the two companies will expand the partner network and provide incremental business opportunity growth.

The operations of Chordiant are included in our operating results from the date of acquisition. For the three and six months ended June 30, 2010, $7.8 million of revenue was directly attributable to Chordiant operations. Due to the rapid integration of the sales force and operations of Chordiant, it will become increasingly difficult to separately identify revenue from arrangements attributable to Chordiant.

The valuation of the acquired intangible assets and assumed liabilities is preliminary. The Company is currently in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related tax basis. As a result of the preliminary purchase price allocation, the Company recognized approximately $48.6 million of goodwill, which is primarily due to the expected synergies of the combined entities and the workforce in place. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of Chordiant is as follows:

(in thousands)
Total purchase consideration:
Cash	$156,832
Stock options	3,519

Total purchase consideration	$160,351

Allocation of the purchase consideration:
Cash	$47,604
Accounts receivable, net of allowances	14,231
Other assets	2,661
Property, plant, and equipment	753
Identifiable intangible assets	90,400
Goodwill	48,585
Accounts payable	(5,303)
Accrued liabilities	(10,478)
Deferred revenue	(17,863)
Deferred tax liabilities, net	(6,665)
Other long-term liabilities	(3,574)

Net assets acquired	$160,351

The valuation of the assumed deferred maintenance revenue liability was based on the Company’s contractual commitment to provide post-contract customer support to Chordiant customers. The fair value of this assumed liability was based on the cost plus a reasonable margin to fulfill these service obligations. The majority of the deferred revenue is expected to be recognized in the next 12 months. The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The valuation assumptions take into consideration the Company’s estimates of contract renewal, technology attrition and revenue growth projections. The preliminary allocations of the purchase price consideration to tangible and intangible assets acquired were based on our estimates and assumptions that are still subject to change.

The preliminary values for specifically identifiable intangible assets, by major asset class, are as follows:

(in thousands)		Weighted-average amortization period (in years)
Customer related intangible assets	$45,729	9
Technology	44,421	9
Trade name	250	1

	$90,400	8.4

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and Chordiant as if the acquisition had occurred on January 1, 2010 and 2009, respectively, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Chordiant acquisition, factually determinable, and expected to have a continuing impact on the Company. These pro forma adjustments include a reduction of historical Chordiant revenue for fair value adjustments related to acquired deferred revenue and deferred costs, a net increase in amortization expense to eliminate historical amortization of Chordiant intangible assets and to record amortization expense for the $90.4 million of acquired identifiable intangibles, and a decrease in interest income as a result of the cash paid for the acquisition. The unaudited pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated as of January 1, 2010 and 2009, respectively. The preliminary allocations of the purchase price consideration to tangible and intangible assets acquired and liabilities assumed herein were based upon preliminary valuations and our estimates and assumptions are still subject to change.

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$85,524	$80,545	$234,087	$156,704
Net (loss) income	(16,858)	7,184	(11,632)	8,256
Net (loss) income per basic share	$(0.45)	$0.20	$(0.31)	$0.23

Net (loss) income per diluted share	$(0.45)	$0.19	$(0.31)	$0.22

Goodwill and Intangibles

The Company operates in one operating segment. The following table presents the change in the carrying amount of goodwill:

(in thousands)	As of June 30, 2010
Beginning balance as of January 1,	$2,391
Goodwill acquired during the period	48,585

$50,976

Amortized intangible assets consist of the following:

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of June 30, 2010
Customer relationships	$45,729	$(847)	$44,882
Technology	44,421	(1,048)	43,373
Trade name	250	(42)	208
Technology designs	490	(279)	211
Non-compete agreements	100	(46)	54
Intellectual property	1,400	(1,400)	—

Total	$92,390	$(3,662)	$88,728

As of December 31, 2009
Technology designs	$490	$(218)	$272
Non-compete agreements	100	(36)	64
Intellectual property	1,400	(1,400)	—

Total	$1,990	$(1,654)	$336

Amortization expense for all of the acquired intangibles was approximately $2.0 million during both the second quarter and first six months of 2010, of which approximately $1.1 million was included in cost of software licenses and approximately $0.9 million was included in operating expenses. Amortization expense was de minimis in 2009.

(in thousands) As of June 30,	Future estimated amortization expense
Remainder of 2010	$5,810
2011	11,453
2012	11,370
2013	11,370
2014	9,746
2015 and thereafter	38,714

$88,463

6.	ACCRUED EXPENSES

(in thousands)	As of June 30, 2010	As of December 31, 2009
Accrued restructuring	$3,904	$-
Accrued professional services partners fees	2,491	1,055
Accrued other taxes	2,080	1,289
Dividends payable	1,114	1,105
Accrued employee reimbursable expenses	1,849	799
Accrued acquisition-related costs	451	-
Accrued self-insurance health and dental claims	1,549	-
Accrued litigation judgment	1,426	-
Accrued professional fees	1,308	389
Accrued short-term deferred rent	1,027	422
Repurchases of common stock unsettled	100	136
Accrued other	6,039	1,553

	$23,338	$6,748

7. DEFERRED REVENUE
(in thousands)	As of June 30, 2010	As of December 31, 2009
Software license	$5,442	$4,413
Maintenance	44,324	22,039
Professional services and other	3,995	6,418

	$53,761	$32,870

The increase in deferred maintenance revenue is primarily due to our acquisition of Chordiant. See Note 5 “Acquisition, Goodwill, and Intangibles” for further discussion of the acquired assets and assumed liabilities from the acquisition.

8.	ACCRUED RESTRUCTURING COSTS

During the second quarter of 2010, in connection with the Company’s integration plan of Chordiant, the Company recorded $6.1 million of severance and related benefit costs for the reduction of approximately 50 personnel in redundant roles, primarily in general and administrative functions. These restructuring costs are all cash obligations of which approximately $3.9 million is expected to be paid in the next 12 months and the remaining $1.1 million by the end of the second quarter of 2012. The Company expects to incur an additional $0.4 million in severance costs during the third quarter of 2010. In connection with the Company’s evaluation of its combined facilities, the Company approved a plan to eliminate one redundant facility. As a result, the Company expects to incur approximately $1.3 million in restructuring expenses by the end of 2010, representing future lease payments and demising costs, net of estimated sublease income and costs for this identified facility. These exit costs will be recognized when the Company ceases to use the leased facility, which is expected to occur by the end of 2010.

A summary of the restructuring activity during the second quarter of 2010 is as follows:

(in thousands)	Personnel
Balance as of April 1, 2010	$-
Restructuring costs	6,080
Cash payments	(1,118)

Balance as of June 30, 2010	$4,962

(in thousands)	As of June 30, 2010
Reported as:
Accrued expenses	$3,904
Other long-term liabilities	1,058

$4,962

9.	COMMITMENTS AND CONTINGENCIES

The Company’s principal administrative, sales, marketing, support, and research and development operations are located in a leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to the Company’s option to extend for two additional five-year periods. The Company also leases space for its other offices under non-cancelable operating leases that expire on various dates through 2014.

As of June 30, 2010, the Company’s future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

(in thousands) As of June 30,	Net Operating Leases
Remainder of 2010	$3,962
2011	7,856
2012	7,691
2013	3,979
2014	265

$23,753

As of June 30, 2010, the Company did not have any additional unconditional purchase obligations.

In connection with the acquisition of Chordiant, the Company assumed an agreement with Ness Technologies Inc., Ness USA, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”) that expires December 31, 2011. Pursuant to this agreement, Ness provides technical product support, sustaining engineering function, product testing services, product development services and other identified technical and consulting services to customers acquired from Chordiant. If the Company terminates the Ness agreement for convenience, it may be required to pay a termination fee of approximately $0.4 million.

Yue vs. Chordiant Software, Inc.

On January 2, 2008, Chordiant and certain of its officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California (the “Court”) by Dongxiao Yue under the caption Dongxiao Yue (“Plaintiff”) v. Chordiant Software, Inc. et al. Case No. CV 08-0019 (N.D. Cal.). The complaint alleged that the Company’s Marketing Director (“CMD”) software product infringed copyrights in certain software marketed by Netbula LLC. On May 14, 2010, a jury awarded the Plaintiff approximately $1.4 million, which was accrued in the assumed Chordiant liabilities and included in accrued expenses in the consolidated balance sheet as of June 30, 2010. This judgment was approved by the Court on August 3, 2010, following the conclusion of various post-trial motions filed by the parties. The Company has not yet determined whether it will file an appeal in this matter.

10.  COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes the Company’s net (loss) income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive (loss) income are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(8,188)	$11,241	$(4,337)	$19,883
Other comprehensive (loss) income:
Unrealized gain (loss) on securities, net of tax	(3)	(401)	(541)	20
Foreign currency translation adjustments	(1,114)	1,011	(1,447)	901

Comprehensive (loss) income	$(9,305)	$11,851	$(6,325)	$20,804

11.  STOCK-BASED COMPENSATION

For the second quarter and first six months of 2010 and 2009, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Cost of services	$483	$128	$881	$634
Operating expenses	1,703	732	2,751	1,924

Total stock-based compensation before tax	$2,186	$860	$3,632	$2,558
Income tax benefit	(578)	(155)	(1,091)	(739)

During the first six months of 2010, the Company issued approximately 395,000 shares to its employees under the Company’s share-based compensation plans. Additional options to purchase approximately 241,000 shares were issued as replacement awards in connection with the acquisition of Chordiant. The compensation expense associated with the portion of the replacement awards related to post-combination services totaled $0.2 million and will be recognized as compensation expense, in accordance with the accelerated recognition model over the remaining service period.

As of June 30, 2010, the Company had approximately $7.1 million of unrecognized stock-based compensation expense related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2 years.

12.  NET (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, RSUs, and warrants, using the treasury stock method and the average market price of our common stock during the applicable period. Certain shares related to some of our outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic
Net (loss) income	$(8,188)	$11,241	$(4,337)	$19,883

Weighted-average common shares outstanding	37,054	35,965	36,966	35,818

Net (loss) earnings per share, basic	$(0.22)	$0.31	$(0.12)	$0.56

Diluted
Net (loss) income	$(8,188)	$11,241	$(4,337)	$19,883

Weighted-average common shares outstanding, basic	37,054	35,965	36,966	35,818
Weighted-average effect of dilutive securities:
Stock options	-	1,851	-	1,721
RSUs	-	169	-	159
Warrants	-	10	-	10

Effect of assumed exercise of stock options, warrants and RSUs	-	2,030	-	1,890

Weighted-average common shares outstanding, diluted	37,054	37,995	36,966	37,708

Net (loss) earnings per share, diluted	$(0.22)	$0.30	$(0.12)	$0.53

Outstanding options and RSUs excluded as impact would be antidilutive	2,960	51	3,041	617

13.  INCOME TAXES

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes.

During the second quarter and first six months of 2010, the Company recorded a benefit of $3.3 million and $0.9 million, respectively, on a pre-tax loss of $11.5 million and $5.2 million, respectively, which resulted in an effective tax rate of 28.9% and 16.9%, respectively. The Company recorded a discrete item related to the nondeductible portion of acquisition-related costs incurred in the second quarter and first six months of 2010 associated with the Chordiant acquisition, which reduced the tax benefit for the second quarter and first six months of 2010 by 2.9% and 13.5%, respectively.

The Company is in the process of evaluating its tax position related to the assets acquired and liabilities assumed from the Chordiant acquisition. The valuation of the assets acquired and liabilities assumed, including the measurement of the acquired net operating losses (“NOLs”), is preliminary and is subject to change until the Company has gathered all of the relevant factors that existed at the acquisition date. We are finalizing the determination of the acquired tax basis and measurement of valuation allowances and uncertain tax positions. There were no significant changes in our uncertain tax positions other than what may arise from the Chordiant acquisition since December 31, 2009.

Our effective tax rate during the second quarter and first six months of 2009 was below the statutory federal income tax rate primarily due to the investment in tax-exempt municipal bonds and the benefit from the SEZ India tax holiday.

14.  GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2010		2009		2010		2009
U.S.	$49,254	60%	$41,709	65%	$97,279	62%	$81,476	65%
United Kingdom	12,156	15%	10,944	17%	22,862	14%	20,807	16%
Europe, other	8,345	10%	8,020	13%	21,389	14%	18,191	14%
Other	12,491	15%	3,205	5%	15,800	10%	5,771	5%

	$82,246	100%	$63,878	100%	$157,330	100%	$126,245	100%

There were no customers accounting for more than 10% of the Company’s total revenue. The following table summarizes the Company’s concentration of credit risk associated with customers accounting for 10% or more of the Company’s total outstanding trade receivables, and short and long-term license installments:

	As of June 30,	As of December 31,
(Dollars in thousands)	2010	2009
Trade receivables	$65,910	$39,396
Customer A	14.4%	—%
Long and short-term license installments	$5,032	$5,805
Customer B	49.1%	42.7%
Customer C	17.9%	20.5%
Customer D	15.5%	16.8%

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

Our license revenue is primarily derived from sales of our PegaRULES Process Commander (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks are built on the capabilities of PRPC and are purpose- or industry-specific collections of best practice functionality to allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. These products often require less implementation assistance than prior generations of our software products. In many cases this has resulted in a shorter sales process and implementation period. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance and healthcare markets, as well as other markets, such as life sciences and government.

As a result of our acquisition of Chordiant Software, Inc. (“Chordiant”) and its customer experience management solutions, we acquired additional products that enable customers to maximize customer lifetime value through a suite of industry-leading technologies (Chordiant Decision Management, Chordiant Foundation Server, and Chordiant Marketing Director solutions). We expect to provide new releases of these products that include functional enhancements and improvements. We intend to remain a leader in the use of decision management to improve multi-channel customer experiences, provide better cross-sell/up-sell and aid customer retention. Our intent in this area is to make definition and deployment of decision strategies even easier by leveraging our thin-client design environment and our flexible, Build for Change ® configuration capabilities.

We also offer SmartPaaS, which is our platform-as-a service offering that allows customers to create PRPC applications using an internet-based infrastructure. This offering enables our customers to immediately build their applications in a secure environment while minimizing their infrastructure and hardware costs.

Our customers typically request professional services and training to assist them in implementing our products. Almost all of our customers also purchase maintenance on our products, which includes rights to upgrades and new releases, incident resolution and technical assistance. Professional services are provided directly by us and through our network of partners. By developing alliances with these partners, we have increased the supply of multi-skilled service consultants that can assist our customers.

Business overview

Our total revenue increased 29% and 25%, respectively, during the second quarter and first six months of 2010 compared to the same periods in 2009, primarily because of the increase in maintenance and professional services revenues associated with a higher number of license arrangements executed in 2009 and $7.8 million of revenue directly attributable to the Chordiant operations. Due to the rapid integration of the sales force and operations of Chordiant, it will become increasingly difficult to separately identify revenue from arrangements attributable to Chordiant in future periods. We used $6.3 million in cash from operations during the first six months of 2010 and generated $29.4 million in cash from operations in the first six months of 2009. The primary components of cash used in operations during the first six months of 2010 were a $4.3 million net loss, and an increase in working capital requirements due to a $12.5 million increase in accounts receivable influenced by the timing of customer billings.

Through the first half of 2010, the value of new license arrangements in Europe and Asia was higher than in the first half of 2009. During the same period the value of new license arrangements in the financial services, insurance and government industries was higher than in the first half of 2009. The value of new license arrangements in the first half of 2010 in the healthcare industry was less than the same period in 2009. Overall, the aggregate value of new license arrangements in the first half of 2010 was slightly lower than in 2009. Historically, new license arrangements executed in the second half of the year are significantly higher than the first half.

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

We believe the ongoing challenges for our business include our ability to continue to drive revenue growth, continue to expand our expertise in new and existing industries, remain a leader in the decision management market, and maintain our leadership position in the BPM market.

To address these challenges, during the first six months of 2010, we:

—	Completed the acquisition of Chordiant;

—	Invested in our research and development efforts and sales and marketing by significantly increasing headcount.

Chordiant Acquisition

On April 21, 2010, we acquired all of the outstanding common stock of Chordiant, a leading provider of customer relationship management (“CRM”) software and services with a focus on improving customer experiences through decision technology. The aggregate purchase price for Chordiant was approximately $160.3 million consisting of $156.8 million in cash and stock options with a fair value of $3.5 million.

We believe the acquisition will expand our global customer base and provide complementary solutions. Chordiant clients will be able to incorporate Pegasystems process automation to enhance the functionality of their existing call center and marketing solutions. Pegasystems’ clients will benefit from Chordiant’s decision management solutions and extensive CRM experience. In addition, we believe the combination of the two companies will expand the partner network and provide incremental growth. Both organizations share a vision of transforming multi-channel CRM through decisioning and process automation. The combination of Pegasystems and Chordiant will be able to deliver next-generation CRM that provides end-to-end customer experience functionality across organizations. We will focus our research and development efforts to deliver on this vision. We have gained significant expertise and knowledge via the Chordiant personnel who have been integrated with our existing resources.

The valuation of the acquired intangible assets and assumed liabilities is preliminary. The Company is currently in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related tax basis.

During the second quarter of 2010, in connection with our integration plan, we recorded $6.1 million of severance and related benefit costs for the reduction of approximately 50 personnel in redundant roles across multiple functions, primarily general and administrative functions. These restructuring costs are all cash costs and are expected to be paid by the end of the second quarter of 2012. We expect to incur an additional $0.4 million in severance costs during the third quarter of 2010. In connection with our evaluation of our combined facilities, we approved a plan to eliminate one redundant facility. As a result, we expect to incur approximately $1.3 million in restructuring expenses during the third quarter of 2010, representing future lease payments and demising costs, net of estimated sublease income for the identified facility. These exit costs will be recognized when we cease to use the leased facility, which is expected to occur by the end of 2010. In addition to these restructuring costs, during the second quarter of 2010, we recorded $1.1 million in compensation and related benefits relating to Chordiant employees who are in transitional rolls and offices that we expect to close. We expect these operating expenses to be approximately $0.4 million in the third quarter of 2010 and zero in the fourth quarter of 2010 as the transitional rolls end and the offices will be closed.

Critical accounting policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information.

There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, other than as follows:

Goodwill and Intangible Assets

Goodwill represents the residual purchase price paid in a business combination after all identified assets and liabilities have been recorded. Goodwill is not amortized, but is tested annually for impairment by the use of a fair value model at a reporting unit level. If the fair value of the reporting unit is less than its carrying amount, we would determine the implied fair value of the goodwill and evaluate if it is impaired.

We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In evaluating potential impairment of these assets, we specifically consider whether any indicators of impairment are present, including, but not limited to:

—	whether there has been a significant adverse change in the business climate that affects the value of an asset;

—	whether there has been a significant change in the extent or manner in which an asset is used; and

—	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, we compare the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. These estimates involve significant subjectivity. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Valuation of Goodwill and Acquired Intangible Assets

In connection with our acquisition of Chordiant and as a result of the preliminary purchase price allocation, we recorded $90.4 million of intangible assets, relating principally to customer related intangible assets and acquired technology, and $48.6 million of goodwill. The valuation of the acquired intangible assets and assumed liabilities is preliminary. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, which are based on a number of estimates and assumptions. There is inherent uncertainty involved with this estimation process. The estimates and assumptions that are most sensitive include, but are not limited to:

—	the selection of an appropriate discount rate;

—	the required return on all assets employed by the valued asset to generate future income;

—	our projected overall revenue growth and mix of revenue from a market participant’s perspective;

—	our gross margin estimates (which are highly dependent on our mix of revenue);

—	our technology life cycles;

—	the attrition rate of our customers;

—	our planned level of operating expenses.

For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” and Note 2. “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2010	2009			2010	2009

Total revenue	$82,246	$63,878	$ 18,368	29%	$ 157,330	$126,245	$ 31,085	25%
Gross profit	50,986	42,286	8,700	21%	99,634	84,122	15,512	18%
Acquisition-related expenses	3,395	-	3,395	n/m	4,903	-	4,903	n/m
Restructuring expenses	6,080	-	6,080	n/m	6,080	-	6,080	n/m
Other operating expenses	50,651	30,456	20,195	66%	89,229	59,957	29,272	49%
Total operating expenses	60,126	30,456	29,670	97%	100,212	59,957	40,255	67%
(Loss) income before (benefit) provision for income taxes	$(11,510)	$15,716	$ (27,226)	(173)%	$ (5,216)	$28,126	$(33,342)	(119)%

n/m – not meaningful

We continue to experience demand for our software products and related services, which we believe is due to the strong value proposition, short implementation period, and variety of licensing terms we offer our customers. Our success is also due to the growth in the BPM sector and our position as leader in this market space.

The increases in gross profit during the second quarter and first six months of 2010 compared to the same periods in 2009 were primarily due to the increases in maintenance revenue.

The decreases in income before provision for income taxes during the second quarter and first six months of 2010 compared to the same periods in 2009 were primarily due to the higher growth rate of our operating expenses, incremental expenses related to the Chordiant acquisition and the resulting restructuring costs, lower software license revenue as a percentage of total revenue and foreign currency transaction losses in 2010 as opposed to foreign currency gains in 2009.

The increase in operating expenses during the second quarter and first six months of 2010 included $6.5 million of incremental Chordiant operating expenses.

Our loss before benefit for income taxes was primarily attributable to the $5.5 million and $7.7 million increase in foreign currency transaction losses during the second quarter and first six months of 2010, respectively, compared to the same periods in 2009.

A change in the number or size of high value license arrangements, or a change in the mix between perpetual and term licenses, can cause our revenues to fluctuate materially from quarter to quarter. The revenue growth rate achieved in any historical period is not necessarily indicative of the results expected for future periods.

Revenue

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				Increase (Decrease)
(Dollars in thousands)	2010		2009				2010		2009
License revenue
Perpetual licenses	$16,104	57%	$16,130	63%	$ (26)	n/m	$33,108	56%	$33,618	63%	$ (510)	(2)%
Term licenses	7,641	27%	8,455	33%	(814)	(10)%	18,561	32%	17,788	33%	773	4%
Subscription	4,455	16%	1,066	4%	3,389	318%	6,874	12%	2,281	4%	4,593	201%

Total license revenue	$28,200	100%	$25,651	100%	$ 2,549	10%	$58,543	100%	$53,687	100%	$ 4,856	9%

n/m = not meaningful

The mix between perpetual and term license arrangements fluctuates based on customer needs. Many of our perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $41.2 million as of June 30, 2010 compared to $28.2 million as of June 30, 2009. See the table of future cash receipts by year from these perpetual licenses and certain subscription licenses on page 26.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The decrease in term license revenue during the second quarter of 2010 compared to the same period in 2009 was due to fewer arrangements and more prepayments of term licenses by a few customers during the second quarter of 2009. The aggregate value of payments due under term licenses was $66.1 million as of June 30, 2010 compared to $78.0 million as of June 30, 2009. A portion of the revenue related to the aggregate value of payments for term licenses signed during 2009, 2008, and 2007 was recognized during the second quarter and first six months of 2010. The remainder of the revenue under these agreements will be recognized in future periods. The aggregate value of future payments due under non-cancellable term licenses as of June 30, 2010 includes $11.8 million of term license payments that we expect to recognize as revenue during the remainder of 2010. However, we expect our actual term license revenue for the remainder of 2010 could be higher than $11.8 million as we complete new term license agreements in 2010 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 26.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the term of the arrangement. The increases in subscription revenue during the second quarter and first six months of 2010 compared to the same periods in 2009 were primarily due to a new customer arrangement that began in the third quarter of 2009.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
Maintenance revenue
Maintenance	$ 20,388	$12,171	$ 8,217	68%	$ 35,474	$24,119	$ 11,355	47%

The increases in maintenance revenue during the second quarter and first six months of 2010 compared to the same periods in 2009 were due to the continued increase in the aggregate value of the installed base of our software and $3.9 million revenue contribution from Chordiant.

	Three Months Ended June 30,				Increase		Six Months Ended June 30,				Increase
(Dollars in thousands)	2010		2009				2010		2009
Professional services revenue
Consulting Services	$32,000	95%	$25,108	96%	$6,892	27%	$59,719	94%	$46,281	96%	$13,438	29%
Training	1,658	5%	948	4%	710	75%	3,594	6%	2,158	4%	1,436	67%

Total Professional services	$33,658	100%	$26,056	100%	$7,602	29%	$63,313	100%	$48,439	100%	$14,874	31%

Professional services are primarily consulting services related to new license implementations. During the second quarter and first six months of 2010, the increases in consulting services and training were primarily due to a higher demand for these services in North America associated with new license arrangements executed in 2009 and $3.9 million revenue contribution from Chordiant.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
Gross Profit
Software license	$27,091	$25,620	$1,471	6%	$ 57,403	$53,625	$ 3,778	7%
Maintenance	17,673	10,714	6,959	65%	30,822	21,225	9,597	45%
Professional services	6,222	5,952	270	5%	11,409	9,272	2,137	23%

Total gross profit	$ 50,986	$42,286	$8,700	21%	$99,634	$84,122	$ 15,512	18%

Maintenance gross profit percent	87%	88%			87%	88%
Professional services gross profit percent	18%	23%			18%	19%

Gross profit percentage of professional services can vary quarter to quarter due to the timing of project completion, however, gross profit percent for each of software license, maintenance and professional services for the first six months of 2010 was relatively unchanged from the same period in 2009.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
Amortization of intangibles:
Cost of software license	$ 1,079	$31	$ 1,048	n/m	$ 1,110	$62	$ 1,048	n/m
Selling and marketing	$847	$-	$847	n/m	$847	$-	$847	n/m
General and Administrative	$47	$5	$42	n/m	$52	$10	$42	n/m

Total amortization expense	$1,973	$36	$1,937	n/m	$2,009	$72	$1,937

The increases in amortization expense during the second quarter and first six months of 2010 compared to the same periods in 2009 were due to the amortization associated with the $90.4 million of identifiable intangible assets recognized as a result of the preliminary purchase price allocation of Chordiant. The identifiable intangible assets are expected to be amortized over a weighted-average period of 8.4 years on a straight-line basis.

Operating expenses

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
Selling and marketing
Selling and marketing	$ 29,896	$16,659	$ 13,237	79%	$ 51,789	$32,095	$ 19,694	61%
As a percent of total revenue	36%	26%			33%	25%
Selling and marketing headcount at June 30					365	215	150	70%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. The increase in selling and marketing expenses during the second quarter of 2010 compared to the same period in 2009 was primarily due to a $4.6 million increase in compensation and benefit expenses associated with higher headcount, a $1.3 million increase in travel expenses, $2.7 million of incremental expenses related to Chordiant and $1.9 million higher expenses related to marketing programs, including PegaWorld, our annual user conference held in April 2010. The increase in selling and marketing expenses during the first six months of 2010 compared to the same period in 2009 was primarily due to a $8.4 million increase in compensation and benefit expenses associated with higher headcount, a $2.1 million increase in travel expenses, $2.7 million of incremental expenses related to Chordiant and $2.1 million of higher expenses related to marketing programs, including PegaWorld. To provide coverage of additional accounts and geographies we significantly increased sales hiring in the first half of 2010 to create additional sales capacity for future periods. We plan to hire additional sales personnel in the second half of 2010, but at a lower rate as compared to the first half of 2010.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
Research and development
Research and development	$ 14,010	$9,149	$ 4,861	53%	$ 25,636	$18,268	$ 7,368	40%
As a percent of total revenue	17%	14%			16%	14%
Research and development headcount at June 30					347	201	146	73%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects organic growth as well as new employees from the Chordiant acquisition. The second quarter research and development expenses include only two months of compensation related to Chordiant employees. Other than the Chordiant acquisition, our increase in headcount was primarily in our Indian research facility thereby lowering our average compensation expense per employee.

The increase in research and development expenses during the second quarter of 2010 compared to the same period in 2009 was due to a $1.4 million increase in compensation and benefit expenses associated with higher headcount primarily in our research and development facility in India, a $0.5 million increase in engineering contractor expenses, and $2.7 million of expenses related to Chordiant. The increase in research and development expenses during the first six months of 2010 compared to the same period in 2009 was due to a $2.7 million increase in compensation and benefit expenses associated with higher headcount, a $1.1 million increase in engineering contractor expenses, and $2.7 million of incremental expenses related to Chordiant.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
General and administrative
General and administrative	$ 6,745	$4,648	$ 2,097	45%	$ 11,804	$9,594	$ 2,210	23%
As a percent of total revenue	8%	7%			8%	8%
General and administrative headcount at June 30					184	141	43	30%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with the finance, legal, corporate governance, and other administrative headcount. It also includes accounting, legal, and other administrative fees.

The general and administrative headcount includes employees in human resources, information technology and corporate services departments whose costs are allocated to the rest of the Company’s functional departments. The general and administrative headcount at June 30, 2010 also includes approximately 20 employees that are part of the restructuring related to the Chordiant acquisition and whose employment with the Company will end by the end of the third quarter of 2010.

The increase in general and administrative expenses during the second quarter of 2010 compared to the same period in 2009 was due to a $0.2 million increase in compensation and benefit expenses associated with higher headcount, a $0.3 million increase in contractor services expenses, a $0.3 million increase in professional fees, and $1.1 million of expenses related to Chordiant. The increase in general and administrative expenses during the first six months of 2010 compared to the same period in 2009 was due to a $0.5 million increase in compensation and benefit expenses associated with higher headcount, a $0.3 million increase in contracting services expense, and $1.1 million of expenses related to Chordiant.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to effect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the second quarter of 2010, the $3.4 million of acquisition-related costs were primarily advisory fees, legal, tax consulting and valuation fees associated with our acquisition of Chordiant. During the first quarter of 2010, the $1.5 million of acquisition related costs were primarily legal and advisory fees and due diligence costs associated with the acquisition.

Restructuring costs

The $6.1 million of restructuring costs are severance and related benefit costs recognized during the second quarter of 2010 for the reduction of approximately 50 personnel in redundant roles, primarily in general and administrative functions. We expect to incur an additional $0.4 million in severance costs during the third quarter of 2010. In connection with our evaluation of our combined facilities, we approved a plan to eliminate one redundant facility. As a result, we expect to incur approximately $1.3 million in restructuring expenses during the end of 2010, representing future lease payments and demising costs, net of estimated sublease income for this identified facility. These exit costs will be recognized when we cease to use the leased facility, which is expected to occur by the end of 2010.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our consolidated statements of operations:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
Stock-based compensation expense:

Cost of services	$483	$128	$355	277%	$881	$634	$ 247	39%

Operating expenses	1,703	732	971	133%	2,751	1,924	827	43%

Total stock-based compensation before tax	$2,186	$860	$1,326	154%	$3,632	$2,558	1,074	42%

Income tax benefit	(578)	(155)			(1,091)	(739)

The increases in stock-based compensation during the second quarter and first six months of 2010 compared to the same periods in 2009 were primarily due to our periodic stock option grants and new hire stock option grants.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2010	2009			2010	2009
Non-operating (loss) income and expenses, net
Foreign currency transaction (loss) gain	$(2,542)	$2,923	$(5,465)	(187)%	$(5,616)	$2,111	$(7,727)	(366)%
Interest income, net	119	881	(762)	(86)%	632	1,683	(1,051)	(62)%
Installment receivable interest income	52	75	(23)	(31)%	104	150	(46)	(31) %
Other income, net	1	7	(6)	(86)%	242	17	225	n/m

Non-operating (loss) income and expenses, net	$(2,370)	$3,886	$(6,256)	(161)%	$(4,638)	$3,961	$(8,599)	217%

n/m = not meaningful

Non-operating (loss) income and expenses, net

The increase in foreign currency transaction losses was due to the significant decrease in the value of the British pound and the Euro relative to the U.S. dollar and the higher total amount of foreign currency denominated net assets held in the U.S., consisting primarily of cash, receivables, license installments and accounts payable.

As a result of our acquisition of Chordiant, we have expanded our international operations. We hold U.S. dollars in these foreign operations whose functional currency is the Euro in order to partially offset our exposure to foreign currency transaction losses related to non-functional currencies held by our U.S. company.

The decreases in interest income and the increases in the realized gains for the second quarter and first six months of 2010 compared to the same periods in 2009 were due to the liquidation of our marketable securities used to pay for the Chordiant acquisition.

(Benefit) provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes.

During the second quarter and first six months of 2010, we recorded a benefit of $3.3 million and $0.9 million, respectively, on a pre-tax loss of $11.5 million and $5.2 million, respectively, which resulted in an effective tax rate of 28.9% and 16.9%, respectively. We recorded a discrete item related to the nondeductible portion of acquisition-related costs incurred in the second quarter and first six months of 2010 associated with the Chordiant acquisition, which reduced the tax benefit for the second quarter and first six months of 2010 by 2.9% and 13.5%, respectively.

We are in the process of evaluating our tax position related to the assets acquired and liabilities assumed from the Chordiant acquisition. The valuation of the assets acquired and liabilities assumed, including the valuation of the acquired net operating losses is preliminary and is subject to change until we have gathered all of the relevant facts that existed at the acquisition date.

Our effective tax rate during the second quarter and first six months of 2009 was below the statutory federal income tax rate primarily due to the investment in tax-exempt municipal bonds and the benefit from the SEZ India tax holiday.

Liquidity and capital resources

After the issuance of our March 31, 2010 interim financial statements, management identified an error in the presentation of currency transaction losses on foreign currency denominated cash and cash equivalents within the statement of cash flows. Please see Note 1 “Accounting Policies” in the accompanying notes to the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash (used in) provided by:
Operating activities	$(6,318)	$29,432
Investing activities	14,628	(12,789)
Financing activities	(3,031)	(3,853)
Effect of exchange rate on cash	(6,103)	919

Net (decrease) increase in cash and cash equivalents	$(824)	$13,709

	As of June 30, 2010	As of December 31, 2009
Total cash, cash equivalents, and marketable securities	$74,041	$202,653

We have funded our operations primarily from cash provided by operations. Working capital was $61.7 million as of June 30, 2010 compared to $188.6 million as of December 31, 2009.

In April 2010, we acquired Chordiant for $109.2 million in cash, net of approximately $47.6 million of cash acquired.

In connection with the Company’s integration plan of Chordiant and the reduction of approximately 50 employees, the Company paid approximately $1.1 million in severance and related benefit costs during the second quarter of 2010. The Company expects to pay an additional $5 million in severance and related benefit costs, of which $3.9 million will be paid over the next 12 months and $1.1 million by the second half of 2012.

We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months.

Cash (used in) provided by operating activities

The primary components of cash used in operations during the first six months of 2010 were a $4.3 million net loss, a $12.5 million increase in accounts receivable and $5.5 million of excess tax benefits from exercise or vesting of equity awards.

The primary driver of cash provided by operations during the first six months of 2009 was net income of $19.9 million.

Future Cash Receipts from License Arrangements

The following table summarizes the cash receipts due in connection with our existing license agreements as of June 30, 2010.

As of June 30, (in thousands)	Installment payments for licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)	Other license payments not recorded on the balance sheet (3)

Remainder of 2010	$1,828	$11,840	$15,921
2011	2,232	26,129	17,608
2012	1,292	18,031	7,704
2013	-	7,543	-
2014	-	2,389	-
Thereafter	-	206	-

Total	5,352	$66,138	$41,233

Unearned installment interest income	(320)

Total license installments receivable, net	$5,032

(1)	These license installment payments have already been recognized as license revenue and are included in short- and long-term license installments in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2010.
(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.
(3)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash provided by (used) investing activities

During the first quarter of 2010, we liquidated our marketable securities to pay for the Chordiant acquisition. During the second quarter of 2010, we paid $109.0 million, net of cash acquired to complete the Chordiant acquisition.

During the first six months of 2009, cash used in investing activities was primarily for purchases of marketable debt securities of $29.5 million, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $18.5 million.

Cash used in financing activities

Cash used in financing activities during the first six months of 2010 and 2009 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate up to $75.0 million of our common stock. Purchases under these programs have been made on the open market.

Share repurchases

The following table is a summary of our repurchase activity under all of our repurchase programs during the first six months of 2010 and 2009:

	2010		2009
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$15,779		$12,862
Authorizations				—
Repurchases paid	96,579	(3,195)	570,954	(8,824)
Repurchases unsettled	3,024	(100)	—	—

Authorization remaining as of June 30,		$12,484		$4,038

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee equity awards, which resulted in the withholding of shares to cover the stock option exercise price and the minimum statutory tax withholding obligations.

During the first six months of 2010 and 2009, our employees net settled equity awards representing the right to purchase a total of 623,000 shares and 1,704,000 shares, respectively, of which only 289,000 shares and 777,000 shares were issued to the employees and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first six months of 2010 and 2009, instead of receiving cash from the equity holders, we withheld shares with a value of $4.2 million and $5.6 million, respectively, for withholding taxes, and $4.7 million and $15.1 million respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee equity awards more than offset the proceeds received under our various share-based compensation plans during the first six months of 2010 and 2009.

Dividends

The Company declared a cash dividend of $0.03 per share for each quarter during the first six months of 2010 and 2009, and paid cash dividends of $2.2 million in both the first six months of 2010 and 2009. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual obligations

As of June 30, 2010, we had material purchase obligations for customer support and consulting services and payments under operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in approximately 105,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices under non-cancelable operating leases that expire on various dates through 2014.

As of June 30, 2010 our known contractual obligations, including future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

	Total	Payment due by period
Contractual obligations: (in thousands)		Remainder of 2010	2011 & 2012	2013 & 2014	2015 and after	Other
Purchase obligations (1)	$1,894	$1,894	$—	$—	$—	$—
Liability for uncertain tax positions (2)	881	881	—	—	—	—
Operating lease obligations (3)	23,753	3,962	15,547	4,244	—	—

Total	$26,528	$6,737	$15,547	$4,244	$—	$—

(1)	Represents the fixed or minimum amounts due under purchase obligations for customer support and consulting services.
(2)	We expect that the changes in the unrecognized benefits within the next twelve months will be approximately $0.9 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition. We are finalizing the determination of the acquired tax basis and measurement of valuation allowances and uncertain tax positions from Chordiant.
(3)	Includes deferred rent of approximately $1.1 million included in accrued expenses and approximately $1.8 million in other long-term liabilities in the accompanying consolidated balance sheet as of June 30, 2010.

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

Foreign currency exposure

We derived approximately 38% and 35% of our total revenue from sales to customers based outside of the United States (“U.S.”) during the first six months of 2010 and 2009, respectively. Our international license and professional services have increasingly become denominated in foreign currencies. However, the operating expenses of our foreign operations are also primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Most of our transactions with customers are invoiced from our offices in the U.S. For those transactions that are denominated in currencies other than the U.S. dollar, we have receivables and license installments that are valued in foreign currencies. Our U.S. operating company holds cash in foreign currencies in order to support our foreign operations. Our functional currency is primarily the U.S. dollar, therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in our consolidated statements of operations. In addition, our foreign subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate fluctuation. Foreign currency exchange rate fluctuations on our short-term intercompany accounts are recorded as foreign currency transaction gains or (losses) in our consolidated statements of operations.

As a result of our acquisition of Chordiant, we have expanded our international operations. We hold U.S. dollars in these foreign operations whose functional currency is the Euro in order to partially offset our exposure to foreign currency transaction losses related to non-functional currencies held by our U.S. company. As of June 30, 2010, we held cash and receivables subject to foreign currency transaction gains or (losses) with a carrying value of approximately $20.2 million. The carrying value of these monetary assets includes the netting of U.S. dollar denominated monetary assets held in certain foreign operations whose functional currency is the Euro with the foreign currency monetary assets held by our U.S. operations.

During the first six months of 2010, we recorded a $5.6 million foreign currency transaction loss due to the decrease in the value of foreign currencies, primarily the Euro and British pound, relative to the U.S. dollar. As of June 30, 2010, a ten percent change in foreign currency exchange rates would have changed the carrying value of our net monetary assets by approximately $2.0 million as of that date with a corresponding currency gain (loss) recognized in our consolidated statement of operations.

Interest rate exposure

In March 2010, we liquidated our marketable securities and invested the proceeds primarily in money market funds in preparation to pay for the Chordiant acquisition. In April 2010, we acquired Chordiant for a cash purchase price of approximately $109.2 million, net of approximately $47.6 million of cash acquired. We invested the cash primarily in money market funds, government sponsored enterprises and foreign currencies. As a result, we are not subject to significant interest rate risk.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2010. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first six months of 2010 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December  31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the second quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
4/1/10-4/30/10	15,070	$34.54	15,070	$13,698
5/1/10-5/31/10	22,579	30.81	22,579	13,002
6/1/10-6/30/10	17,655	29.34	17,655	12,484

Total	55,304	$31.36

(1)	Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase, in the aggregate, up to $75.0 million of our common stock. The most recent $15 million repurchase program was publicly announced on November 24, 2009 and expires December 31, 2010. Under this program, purchases will be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. The Company has established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Fourth Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: August 9, 2010	By:	/s/ CRAIG DYNES
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