Form 10-Q
period 2010-09-30
PEGASYSTEMS INC
filed 2010-11-09
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

There were 37,037,619 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 29, 2010.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of September 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$52,777	$63,857
Marketable securities	16,076	138,796

Total cash, cash equivalents, and marketable securities	68,853	202,653
Trade accounts receivable, net of allowance of $1,188 and $649	75,952	39,396
Short-term license installments	2,447	2,829
Deferred income taxes	6,516	2,523
Income taxes receivable and other current assets	17,010	8,840

Total current assets	170,778	256,241
Long-term license installments, net	1,383	2,976
Property and equipment, net	10,769	8,931
Long-term deferred income taxes	30,521	7,515
Other assets	2,489	1,195
Intangible assets, net	83,554	336
Goodwill	21,613	2,391

Total assets	$321,107	$279,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,445	$4,791
Accrued expenses	26,417	6,748
Accrued compensation and related expenses	23,746	23,280
Deferred revenue	48,773	32,870

Total current liabilities	104,381	67,689
Income taxes payable	6,134	4,828
Other long-term liabilities	5,192	1,849

Total liabilities	115,707	74,366

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, 70,000 shares authorized; 37,048 shares and 36,818 shares issued and outstanding	126,685	121,757
Retained earnings and accumulated other comprehensive income of $1,473 and $1,686	78,715	83,462

Total stockholders’ equity	205,400	205,219

Total liabilities and stockholders’ equity	$321,107	$279,585

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Software license	$33,889	$28,358	$92,432	$82,045
Maintenance	23,418	12,489	58,892	36,608
Professional services	32,709	23,974	96,022	72,413

Total revenue	90,016	64,821	247,346	191,066

Cost of revenue:
Cost of software license	1,571	28	2,711	90
Cost of maintenance	3,187	1,558	7,839	4,452
Cost of professional services	30,232	22,474	82,136	61,641

Total cost of revenue	34,990	24,060	92,686	66,183

Gross profit	55,026	40,761	154,660	124,883

Operating expenses:
Selling and marketing	31,199	19,568	82,988	51,663
Research and development	14,924	9,930	40,560	28,198
General and administrative	6,442	3,798	18,246	13,392
Acquisition-related costs	111	-	5,014	—
Restructuring costs	407	-	6,487	—

Total operating expenses	53,083	33,296	153,295	93,253

Income from operations	1,943	7,465	1,365	31,630
Foreign currency transaction gain (loss)	1,513	266	(4,103)	2,377
Interest income, net	129	721	761	2,404
Installment receivable interest income	51	74	155	224
Other income, net	572	—	814	17

Income (loss) before provision for income taxes	4,208	8,526	(1,008)	36,652
Provision for income taxes	1,069	2,525	190	10,768

Net income (loss)	$3,139	$6,001	$(1,198)	$25,884

Net earnings (loss) per share:
Basic	$0.08	$0.16	$(0.03)	$0.72

Diluted	$0.08	$0.16	$(0.03)	$0.68

Weighted-average number of common shares outstanding
Basic	36,996	36,462	37,008	36,035
Diluted	38,534	38,441	37,008	37,955
Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net (loss) income	$(1,198)	$25,884
Adjustment to reconcile net (loss) income to cash (used in) provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(5,456)	(14,409)
Deferred income taxes	(2,088)	(901)
Depreciation, amortization and other non-cash items	7,013	2,021
Amortization of investments and realized gain on sale of investments	671	2,963
Stock-based compensation expense	5,213	3,523
Foreign currency transaction loss	3,775	—
Change in operating assets and liabilities:
Trade accounts receivable	(22,052)	15,093
License installments	1,976	4,586
Income taxes receivable and other current assets	(2,022)	(801)
Accounts payable and accrued expenses	4,971	5,738
Deferred revenue	(281)	(4,413)
Other long-term assets and liabilities	(28)	(445)

Cash (used in) provided by operating activities	(9,506)	38,839

Investing activities:
Purchases of marketable securities	(67,228)	(49,851)
Matured and called marketable securities	27,280	35,925
Sale of marketable securities	162,226	—
Payments for 2010 acquisition, net of cash acquired	(109,228)	—
Payments for 2008 acquisition	(250)	—
Investment in property and equipment	(4,075)	(3,724)

Cash provided by (used in) investing activities	8,725	(17,650)

Financing activities:
Proceeds from issuance of common stock for share-based compensation plans	1,546	4,075
Excess tax benefits from exercise or vesting of equity awards	5,456	14,409
Dividend payments to stockholders	(3,330)	(3,245)
Common stock repurchases for tax withholdings for net settlement of equity awards	(4,493)	(7,417)
Repurchase of common stock	(6,098)	(9,893)

Cash used in financing activities	(6,919)	(2,071)

Effect of exchange rate on cash and cash equivalents	(3,380)	1,214

Net (decrease) increase in cash and cash equivalents	(11,080)	20,332
Cash and cash equivalents, beginning of period	63,857	36,087

Cash and cash equivalents, end of period	$52,777	$56,419

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

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

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to effect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the first nine months of 2010, the Company incurred $5.0 million of acquisition-related costs associated with its acquisition of Chordiant Software, Inc. (“Chordiant”). These costs consisted of approximately $3.1 million of due diligence costs and advisory and legal transaction fees, approximately $0.7 million of valuation and tax consulting fees, $0.8 million of legal costs associated with the assumed litigation, and $0.4 million of integration and other expenses. See Note 5 “Acquisition, Goodwill and Intangibles” for further discussion of the acquisition.

Restructuring costs

Restructuring costs include severance and related benefit costs for the reduction of personnel during the second and third quarter of 2010 related to the Chordiant acquisition. See Note 8 “Accrued Restructuring Costs” for further detail.

2.	FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying such assumptions, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable securities and cash equivalents at fair value and classifies them as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$1,861	$1,861	$—

Marketable securities:
Government sponsored enterprise bonds	$7,800	$5,798	$2,002
Commercial paper	3,991	—	3,991
Corporate bonds	2,149	2,149	—
Municipal bonds	2,136	2,136	—

Total marketable securities	$16,076	$10,083	$5,993

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$9,880	$9,880	$—

Marketable securities:
Municipal bonds	$112,723	$27,152	$85,571
Government sponsored enterprise bonds	19,560	—	19,560
Corporate bonds	6,513	6,513	—

Total marketable securities	$138,796	$33,665	$105,131

The carrying values of accounts receivable, license installments, and accounts payable approximate their fair value.

3.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Unbilled trade accounts receivable relate to services earned under time and material arrangements, maintenance and license arrangements that had not been invoiced as of September 30, 2010 and December 31, 2009, respectively.

(in thousands)	As of September 30, 2010	As of December 31, 2009
Trade accounts receivable	$61,822	$32,042
Unbilled accounts receivable	15,318	8,003

Total accounts receivable	77,140	40,045

Allowance for sales credit memos	(1,021)	(541)
Allowance for doubtful accounts	(167)	(108)

Total allowances	(1,188)	(649)

	$75,952	$39,396

4.	INCOME TAXES RECEIVABLE AND OTHER CURRENT ASSETS

(in thousands)	As of September 30, 2010	As of December 31, 2009
Income tax receivable	$11,818	$5,046
Prepaid expenses	1,631	1,092
Sales tax receivable	1,761	614
Interest receivable	46	1,664
Other	1,754	424

	$17,010	$8,840

5.	ACQUISITION, GOODWILL, AND INTANGIBLES

Chordiant Acquisition

On April 21, 2010, the Company acquired all of the outstanding shares of common stock of Chordiant, a leading provider of customer relationship management (“CRM”) software and services with a focus on improving customer experiences through decision technology. The aggregate purchase price for Chordiant was approximately $160.3 million, consisting of $156.8 million in cash and stock options with a fair value of $3.5 million. The Company issued approximately 241,000 stock options as replacement of outstanding Chordiant stock options at the acquisition date. The majority of the fair value of these stock options was recorded as purchase price based on the portion of the awards related to pre-combination services. The compensation expense associated with the portion of the replacement awards related to post-combination services totaled $0.2 million and will be recognized as compensation expense over the remaining service period. The Company has expensed all transaction costs, as described in Note 1 “Accounting Policies.” These costs have been included in acquisition-related costs in the accompanying condensed consolidated statement of operations.

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

The operations of Chordiant are included in our operating results from the date of acquisition. Due to the rapid integration of the sales force and operations of Chordiant, other than the maintenance revenue attributable to the amortization of the fair value of acquired deferred revenue, it is no longer feasible for the Company to identify revenue from arrangements attributable to Chordiant.

The valuation of the acquired intangible assets and assumed liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related tax basis. The Company has preliminarily determined that it may utilize approximately $146 million of acquired Chordiant net operating losses (“NOLs”), which are subject to annual limitations through 2029. As a result of this determination, the Company updated its purchase price allocation in the third quarter of 2010 and recorded a $31.5 million increase in net deferred tax assets, a $0.3 million increase in accrued federal income taxes, a decrease of $2.4 million in acquired intangible assets, and a $29.4 million decrease in goodwill. As of September 30, 2010, as a result of the updated preliminary purchase price allocation, the Company recognized approximately $19.2 million of goodwill, which is primarily due to the expected synergies of the combined entities and the workforce in place. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of Chordiant is as follows:

(in thousands)
Total purchase consideration:
Cash	$156,832
Stock options	3,519

Total purchase consideration	$160,351

Allocation of the purchase consideration:
Cash	$47,604
Accounts receivable, net of allowance	14,231
Other assets	2,661
Property and equipment	753
Deferred tax assets, net	24,784
Identifiable intangible assets	88,049
Goodwill	19,222
Accounts payable	(5,303)
Accrued liabilities	(10,478)
Deferred revenue	(17,863)
Long-term liabilities	(3,309)

Net assets acquired	$160,351

The valuation of the assumed deferred maintenance revenue was based on the Company’s contractual commitment to provide post-contract customer support to Chordiant customers. The fair value of this assumed liability was based on the cost plus a reasonable margin to fulfill these service obligations. The majority of the deferred revenue is expected to be recognized in the 12 months following the acquisition. The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The valuation assumptions take into consideration the Company’s estimates of contract renewal, technology attrition and revenue growth projections. The preliminary allocations of the purchase price consideration to tangible and intangible assets acquired were based on our estimates and assumptions that are still subject to change.

The preliminary values for specifically identifiable intangible assets, by major asset class, are as follows:

(in thousands)		Weighted-average amortization period (in years)
Customer related intangible assets	$44,355	9
Technology	43,446	8
Trade name	248	1

	$88,049	8.4

Pro forma Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and Chordiant as if the acquisition had occurred on January 1, 2010 and 2009, respectively, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Chordiant acquisition, factually determinable, and expected to have a continuing impact on the Company. These pro forma adjustments include a reduction of historical Chordiant revenue for fair value adjustments related to acquired deferred revenue and deferred costs, a net increase in amortization expense to eliminate historical amortization of Chordiant intangible assets and to record amortization expense for the $88 million of acquired identifiable intangibles, and a decrease in interest income as a result of the cash paid for the acquisition. The unaudited pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated as of January 1, 2010 and 2009, respectively. The preliminary allocations of the purchase price consideration to tangible and intangible assets acquired and liabilities assumed herein were based upon preliminary valuations and our estimates and assumptions are still subject to change.

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$90,016	$75,814	$262,170	$232,518
Net income (loss)	3,139	(2,792)	(19,397)	5,021
Net income (loss) per basic share	$0.08	$(0.08)	$(0.52)	$0.14

Net income (loss) per diluted share	$0.08	$(0.07)	$(0.52)	$0.13

Goodwill and Intangibles

The Company operates in one operating segment and has one reporting unit. The following table presents the change in the carrying amount of goodwill during the year:

(in thousands)
Balance as of January 1, 2010		$2,391
Goodwill acquired during the period		19,222

Balance as of September 30, 2010		$21,613

Intangible assets consist of the following:

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of September 30, 2010
Customer related intangibles	$44,355	$(2,053)	$42,302
Technology	43,446	(2,568)	40,878
Trade name	248	(103)	145
Technology designs	490	(310)	180
Non-compete agreements	100	(51)	49
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(6,485)	$83,554

As of December 31, 2009
Technology designs	$490	$(218)	$272
Non-compete agreements	100	(36)	64
Intellectual property	1,400	(1,400)	—

Total	$1,990	$(1,654)	$336

Amortization expense for acquired intangibles was approximately $2.8 million during the third quarter of 2010, of which approximately $1.6 million was included in cost of software licenses and $1.2 million was included in operating expenses.

Amortization expense for acquired intangibles was $4.8 million during the first nine months of 2010, of which $2.7 million was included in cost of software licenses and $2.1 million was included in operating expenses. Amortization expense was de minimis in 2009.

(in thousands) As of September 30,	Future estimated amortization expense
Remainder of 2010	$2,870
2011	11,315
2012	11,137
2013	11,095
2014	9,489
2015	8,688
2016 and thereafter	28,960

$83,554

6.	ACCRUED EXPENSES

(in thousands)	As of September 30, 2010	As of December 31, 2009
Accrued income taxes	$3,780	$-
Accrued restructuring	3,245	-
Accrued professional services partner fees	2,890	1,055
Accrued other taxes	2,494	1,289
Accrued employee reimbursable expenses	2,220	799
Accrued professional fees	1,438	389
Accrued litigation judgment	1,426	-
Accrued self-insurance health and dental claims	1,243	-
Accrued short-term deferred rent	1,681	422
Dividends payable	1,111	1,105
Accrued acquisition-related costs	307	-
Repurchases of common stock unsettled	24	136
Accrued other	4,558	1,553

	$26,417	$6,748

7.	DEFERRED REVENUE

(in thousands)	As of September 30, 2010	As of December 31, 2009
Software license	$4,175	$4,413
Maintenance	40,053	22,039
Professional services and other	4,545	6,418

Current deferred revenue	48,773	32,870
Long-term deferred revenue, included in other long-term liabilities	1,806	-

	$50,579	$32,870

Deferred maintenance revenue includes the fair value of maintenance obligations assumed in our acquisition of Chordiant. See Note 5 “Acquisition, Goodwill, and Intangibles” for further discussion of the acquired assets and assumed liabilities from the acquisition.

8.	ACCRUED RESTRUCTURING COSTS

During the second quarter of 2010, in connection with the Company’s integration plan of Chordiant, the Company recorded $6.1 million of severance and related benefit costs for the reduction of approximately 50 personnel in redundant roles, primarily in general and administrative functions. During the third quarter of 2010, the Company recorded the remaining $0.4 million of severance related to the reduction of those personnel whose employment ended in the third quarter of 2010. The severance and related benefit costs will be paid by the end of the second quarter of 2012.

In connection with the Company’s evaluation of its combined facilities, the Company approved a plan to eliminate one redundant facility. During the third quarter of 2010, the Company incurred moving costs associated with the elimination of this facility. The Company expects to incur approximately $1.2 million in additional restructuring expenses related to this facility, representing future lease payments and demising costs, net of estimated sublease income for this facility. These exit costs will be recognized when the Company ceases to use the leased facility, which is expected to occur by the end of 2010.

A summary of the restructuring activity during the nine months ended September 30, 2010 is as follows:

(in thousands)	Personnel	Facilities	Total
Balance as of April 21, 2010	$-	$-	$-
Restructuring costs	6,456	31	6,487
Cash payments	(2,584)	(31)	(2,615)

Balance as of September 30, 2010	$3,872	$-	$3,872

(in thousands)	As of September 30, 2010
Reported as:
Accrued expenses	$3,245
Other long-term liabilities	627

$3,872

9.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2010, the Company’s future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

(in thousands) As of September 30,	Net Operating Leases
Remainder of 2010	$2,517
2011	8,496
2012	7,886
2013	4,052
2014	275

$23,226

In connection with the acquisition of Chordiant, the Company assumed an agreement with Ness Technologies Inc., Ness USA, Inc. and Ness Technologies India, Ltd. (collectively, “Ness”) that expires December 31, 2011. Pursuant to this agreement, Ness provides technical product support, sustaining engineering, product testing services, product development services and other identified technical and consulting services to customers acquired from Chordiant. If the Company terminates the Ness agreement for convenience, it may be required to pay a termination fee of approximately $0.4 million.

Yue vs. Chordiant Software, Inc.

On January 2, 2008, Chordiant and certain of its officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California (the “Court”) by Dongxiao Yue under the caption Dongxiao Yue (“Plaintiff”) v. Chordiant Software, Inc. et al. Case No. CV 08-0019 (N.D. Cal.). The complaint alleged that the Company’s Marketing Director (“CMD”) software product infringed copyrights in certain software marketed by Netbula LLC. On May 14, 2010, a jury awarded the Plaintiff approximately $1.4 million, which was accrued in the assumed Chordiant liabilities and included in accrued expenses in the consolidated balance sheet as of September 30, 2010. This judgment was approved by the Court on August 3, 2010, following the conclusion of various post-trial motions filed by the parties. The Company has not yet determined whether it will file an appeal in this matter.

On August 17, 2010, the Plaintiff filed an additional complaint with the Court against a number of Chordiant customers and partners, alleging that their use of CMD infringed the same copyrights at issue in the complaint filed against Chordiant. In accordance with the terms of Chordiant’s contracts with these customers and partners, the Company has agreed to indemnify and defend these customers and partners in this matter. On November 1, 2010, the Company filed motions with the Court seeking to dismiss the claims in this complaint. The Company does not expect a material unfavorable outcome from the resolution of this complaint is probable.

10.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the Company’s net income (loss) plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income (loss) are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
Net income (loss)	$3,139	$6,001	$ (1,198)	$25,884
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	26	(206)	(515)	(186)
Foreign currency translation adjustments	1,749	206	302	1,107

Comprehensive income (loss)	$4,914	$6,001	$ (1,411)	$26,805

11.	STOCK-BASED COMPENSATION

For the third quarter and first nine months of 2010 and 2009, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Cost of services	$447	$250	$1,328	$884
Operating expenses	1,134	715	3,885	2,639

Total stock-based compensation before tax	$1,581	$965	$5,213	$3,523
Income tax benefit	$(555)	$(527)	$(1,646)	$(1,266)

During the first nine months of 2010, the Company issued approximately 430,000 shares to its employees under the Company’s share-based compensation plans and approximately 15,000 shares to its non-employee Directors under their annual award. Additional options to purchase approximately 241,000 shares were issued as replacement awards in connection with the acquisition of Chordiant. The compensation expense associated with the portion of the replacement awards related to post-combination services totaled $0.2 million and will be recognized as compensation expense, in accordance with the accelerated recognition model over the remaining service period.

As of September 30, 2010, the Company had approximately $5.9 million of unrecognized stock-based compensation expense related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2 years.

12.	NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, RSUs, and warrants, and the average market price of our common stock during the applicable period using the treasury stock method. Certain shares related to some of our outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic
Net income (loss)	$3,139	$6,001	$(1,198)	$25,884

Weighted-average common shares outstanding	36,996	36,462	37,008	36,035

Net earnings loss per share, basic	$0.08	$0.16	$(0.03)	$0.72

Diluted
Net income (loss)	$3,139	$6,001	$(1,198)	$25,884

Weighted-average common shares outstanding, basic	36,996	36,462	37,008	36,035
Weighted-average effect of dilutive securities:
Stock options	1,343	1,777	-	1,740
RSUs	192	199	-	172
Warrants	3	3	-	8

Effect of assumed exercise of stock options, warrants and RSUs	1,538	1,979	-	1,920

Weighted-average common shares outstanding, diluted	38,534	38,441	37,008	37,955

Net earnings (loss) per share, diluted	$0.08	$0.16	$(0.03)	$0.68

Outstanding options and RSUs excluded as impact would be antidilutive	102	88	2,752	441

13.	INCOME TAXES

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes.

The Company recorded a discrete item related to the nondeductible portion of acquisition-related costs incurred in the first nine months of 2010 associated with the Chordiant acquisition, which reduced the tax benefit for the first nine months of 2010 and resulted in a provision of $0.2 million on a pre-tax loss of $1 million. During the third quarter of 2010, the Company recorded a $1.1 million provision on pre-tax income of $4.2 million, which resulted in an effective tax rate of 25.4%.

The Company is in the process of evaluating its tax position related to the assets acquired and liabilities assumed from the Chordiant acquisition. The Company has preliminarily determined that it may utilize approximately $146 million of acquired Chordiant net operating losses (“NOLs”), which are subject to annual limitations through 2029. As a result of this determination, the Company recorded deferred tax assets of approximately $51.1 million as of September 30, 2010 related to these acquired NOLs. See Note 5 “Acquisition, Goodwill and Intangibles” for further discussion of the purchase price allocation. The Company is finalizing the determination of the acquired tax basis and measurement of valuation allowances and uncertain tax positions. There were no significant changes in the Company’s uncertain tax positions since December 31, 2009 other than what may relate to the Chordiant acquisition.

14.	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company develops and licenses its SmartBPM software that provides business process solutions in the enterprise applications market. The Company operates in one operating segment— business process solutions. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services. Substantially all of the Company’s assets are located within the U.S. The Company derived its revenue from the following geographic areas (sales outside the U.S. are principally through export from the U.S.):

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2010		2009		2010		2009
U.S.	$54,338	61%	$39,011	60%	$150,620	61%	$120,486	63%
United Kingdom	18,413	20%	15,939	25%	41,224	17%	36,746	19%
Europe, other	9,926	11%	3,556	5%	32,215	13%	21,748	12%
Other	7,339	8%	6,315	10%	23,287	9%	12,086	6%

	$90,016	100%	$64,821	100%	$247,346	100%	$191,066	100%

There were no customers accounting for more than 10% of the Company’s total revenue or trade receivables, net. The following table summarizes the Company’s concentration of credit risk associated with customers accounting for 10% or more of the Company’s short and long-term license installments:

	As of September 30,	As of December 31,
(Dollars in thousands)	2010	2009
Long and short-term license installments	$ 3,830	$5,805
Customer A	44.5%	42.7%
Customer B	20.3%	20.5%
Customer C	18.3%	16.8%
Customer D	-	12.7%

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

Our products and services

We develop and license our SmartBPM software that provides business process solutions in the enterprise applications market. Our software is used to build business process solutions including customer on-boarding and account opening in new business, customer relationship management (“CRM”), servicing backbone and risk/fraud and compliance management. We also provide professional services, maintenance, and training related to our software. We focus our sales efforts on target accounts, which are companies or divisions within companies, and are typically large organizations that are among the leaders in their industry. Our strategy is to sell initial licenses to these target accounts that are focused on a specific purpose or area of operations, rather than selling large enterprise licenses. This strategy allows our customers to quickly realize business value from our software and limits their initial investment. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales.

Our license revenue is primarily derived from sales of our PegaRULES Process Commander (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks are built on the capabilities of PRPC and are purpose- or industry-specific collections of best practice functionality to allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. These products often result in shorter implementation periods than competitive enterprise software products. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance and healthcare markets, as well as other markets, such as life sciences and government.

As a result of our acquisition of Chordiant Software, Inc. (“Chordiant”) in April 2010, we have expanded our ability to develop and license CRM software. We acquired additional products (Chordiant Decision Management, Chordiant Foundation Server, and Chordiant Marketing Director solutions) that enable customers to maximize customer lifetime value through a suite of industry-leading technologies. We expect to provide new releases of these products that include functional enhancements and improvements. We intend to remain a leader in the use of decision management to improve multi-channel customer experiences, provide better cross-sell/up-sell and aid customer retention. Our intent in this area is to make definition and deployment of decision strategies even easier by leveraging our thin-client design environment and our flexible, Build for Change ® configuration capabilities.

We also offer SmartPaaS, which is our platform-as-a service offering that allows customers to create PRPC applications using an internet-based infrastructure (“cloud”). This offering enables our customers to immediately build their applications in a secure cloud environment while minimizing their infrastructure and hardware costs.

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

Business overview

Our total revenue increased 39% and 29%, respectively, during the third quarter and first nine months of 2010 compared to the same periods in 2009, primarily because of the increase in maintenance and professional services revenues associated with a higher number of license arrangements executed in 2009 and maintenance revenue attributable to the amortization of the fair value of deferred revenue acquired from Chordiant. Due to the rapid integration of the sales force and operations of Chordiant it is no longer feasible to separately identify revenue from arrangements attributable to Chordiant. We used $9.5 million in cash from operations during the first nine months of 2010 and generated $38.8 million in cash from operations in the first nine months of 2009. The primary component of cash used in operations during the first nine months of 2010 was an increase in working capital requirements due to a $22 million increase in accounts receivable influenced by the timing of customer billings.

The aggregate value of new license arrangements executed in the third quarter of 2010 was significantly higher than in the second quarter of 2010. However, due to a large new license arrangement executed in the third quarter of 2009, the aggregate value of new license arrangements executed through the first three quarters of 2010 was slightly lower than through the first three quarters of 2009.

We believe our results reflect our ability to quickly and successfully deliver our versatile Build for Change ® technology to Fortune ® 500 customers across industries and international borders, allowing these customers to reduce operating costs and increase revenues after a short implementation period. These operational efficiencies experienced by our customers are part of the strong value proposition our technology provides to our customers.

We believe the ongoing challenges for our business include our ability to continue to drive revenue growth, continue to expand our expertise in new and existing industries, remain a leader in the decision management market, and maintain our leadership position in the BPM market. To address these challenges, we continue to invest in our research and development efforts and sales and marketing by significantly increasing headcount and we continue to expand our partner alliances.

Chordiant Acquisition

On April 21, 2010, we acquired all of the outstanding shares of common stock of Chordiant for an aggregate purchase price of approximately $160.3 million, consisting of $156.8 million in cash and stock options with a fair value of $3.5 million. We believe this acquisition expands our global customer base and provides complementary solutions. Chordiant clients are able to incorporate Pegasystems process automation to enhance the functionality of their existing call center and marketing solutions. Pegasystems’ clients benefit from Chordiant’s decision management solutions and extensive CRM experience. In addition, we believe the combination of the two companies expands the partner network and provides incremental growth opportunities. Both organizations share a vision of transforming multi-channel CRM through decisioning and process automation. The combination of Pegasystems and Chordiant will be able to deliver next-generation CRM that provides end-to-end customer experience functionality across organizations. We will focus our research and development efforts to deliver on this vision.

During the second quarter of 2010, in connection with our integration plan, we recorded $6.1 million of severance and related benefit costs for the reduction of approximately fifty personnel in redundant roles across multiple functions, primarily general and administrative functions. During the third quarter of 2010, we recorded the remaining $0.4 million of severance and benefit costs related to the reduction of these personnel whose employment ended in the third quarter of 2010. These restructuring costs are all cash costs and are expected to be paid by the end of the second quarter of 2012. In connection with our evaluation of our combined facilities, we approved a plan to eliminate one redundant facility. As a result, we expect to incur approximately $1.2 million in additional restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for the identified facility. These exit costs will be recognized when we cease to use the leased facility, which is expected to occur by the end of 2010. In addition to these restructuring costs, during the third quarter and first nine months of 2010, we recorded $0.2 million and $1.1 million, respectively, in compensation and related benefits for Chordiant employees who were in transitional roles that ended by the end of the third quarter of 2010.

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

There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, other than as follows:

Goodwill and Intangible Assets Impairment

Goodwill represents the residual purchase price paid in a business combination after all identified assets and liabilities have been recorded. Goodwill is not amortized, but is tested annually for impairment by the fair value model at a reporting unit level. If the fair value of the reporting unit is less than its carrying amount, we would determine the implied fair value of the goodwill and evaluate if it is impaired.

We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In evaluating potential impairment of these assets, we specifically consider whether any indicators of impairment are present, including, but not limited to:

•	whether there has been a significant adverse change in the business climate that affects the value of an asset;

•	whether there has been a significant change in the extent or manner in which an asset is used; and

•	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

If indicators of impairment are present, we compare the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. These estimates involve significant subjectivity. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Valuation of Acquired Intangible Assets

In connection with our acquisition of Chordiant and our preliminary purchase price allocation, we recorded $88 million of intangible assets, relating principally to customer related intangible assets and acquired technology. The valuation of the acquired intangible assets is preliminary. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, which are based on a number of estimates and assumptions. There is inherent uncertainty involved with this estimation process. The estimates and assumptions that are most sensitive include, but are not limited to:

•	the selection of an appropriate discount rate;

•	the required return on all assets employed by the valued asset to generate future income;

•	our projected overall revenue growth and mix of revenue from a market participant’s perspective;

•	our gross margin estimates (which are highly dependent on our mix of revenue);

•	our technology life cycles;

•	the attrition rate of our customers;

•	our planned level of operating expenses.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities due to temporary differences between the book and tax bases of recorded assets and liabilities. Future realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income within the available carryback or carryforward periods. Sources of taxable income include future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback years, and tax planning strategies. We record a valuation allowance to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. Changes in our valuation allowance impact income tax expense in the period of adjustment.

Our deferred tax valuation allowances require significant judgment and uncertainties, including assumptions about future taxable income that are based on historical and projected information.

We have preliminarily determined that we may utilize approximately $146 million of acquired Chordiant net operating losses (“NOLs”), which are subject to annual limitations through 2029. As a result of the preliminary purchase price allocation, we recorded deferred tax assets of approximately $51.1 million related to these acquired NOLs. If our taxable income is not consistent with our expectations or the timing of income is not within the applicable carryforward period, we may be required to establish a valuation allowance on all or a portion of these deferred tax assets.

As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with our subsidiaries and nexus and credit estimates. In addition, the calculation of acquired tax attributes and the associated limitations are complex. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes.

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

Results of Operations

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2010	2009			2010	2009

Total revenue	$ 90,016	$ 64,821	$ 25,195	39%	$ 247,346	$ 191,066	$ 56,280	29%
Gross profit	55,026	40,761	14,265	35%	154,660	124,883	29,777	24%
Acquisition-related costs	111	-	111	n/m	5,014	-	5,014	n/m
Restructuring costs	407	-	407	n/m	6,487	-	6,487	n/m
Other operating expenses	52,565	33,296	19,269	58%	141,794	93,253	48,541	52%
Total operating expenses	53,083	33,296	19,787	59%	153,295	93,253	60,042	64%
Income (loss) before provision for income taxes	$4,208	$8,526	$ (4,318)	(51)%	$ (1,008)	$36,652	$(37,660)	(103)

n/m – not meaningful

We continue to experience demand for our software solutions and related services, which we believe is due to the strong value proposition, short implementation period, and variety of licensing models we offer our customers. Our success is also due to the growth in the overall BPM sector and our position as the leader in this market space.

The increases in gross profit during the third quarter and first nine months of 2010 compared to the same periods in 2009 were primarily due to the increases in maintenance and license revenue.

The increase in operating expenses during the third quarter and first nine months of 2010 was primarily due to costs associated with the continued expansion of our sales force and our research and development operations and incremental expenses related to the Chordiant acquisition and the resulting restructuring costs.

The decreases in income before provision for income taxes during the third quarter and first nine months of 2010 compared to the same periods in 2009 were primarily due to the higher growth rate of the operating expenses and lower total gross margin due to lower software license revenue as a percentage of total revenue. The decrease in income before provision for income taxes during the first nine months of 2010 compared to the same period in 2009 was also due to the $6.5 million increase in foreign currency transaction losses.

A change in the number or size of high value license arrangements, or a change in the mix between perpetual and term licenses, can cause our revenues to fluctuate materially from quarter to quarter. The revenue growth rate achieved in any historical period is not necessarily indicative of the results expected for future periods.

Revenue

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase (Decrease)
(Dollars in thousands)	2010		2009				2010		2009
Software license revenue
Perpetual licenses	$ 25,430	75%	$13,666	48%	$ 11,764	86%	$ 58,538	63%	$47,284	58%	$ 11,254	24%
Term licenses	6,909	20%	12,006	42%	(5,097)	(42)%	25,470	28%	29,794	36%	(4,324)	(15)%
Subscription	1,550	5%	2,686	10%	(1,136)	(42)%	8,424	9%	4,967	6%	3,457	70%

Total software license revenue	$ 33,889	100%	$28,358	100%	$ 5,531	20%	$ 92,432	100%	$82,045	100%	$ 10,387	13%

The mix between perpetual and term license revenue is driven by the type of license arrangements executed, which vary based on customer needs. The increase in perpetual license revenue during the third quarter and first nine months of 2010 compared to the same periods in 2009 was primarily due to a significant increase in the number of arrangements.

Many of our perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $36.2 million as of September 30, 2010 compared to $45.8 million as of September 30, 2009. See the table of future cash receipts by year from these perpetual licenses and subscription licenses on page 29.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if paid. The decreases in term license revenue during the third quarter of 2010 and first nine months of 2010 compared to the same periods in 2009 were primarily due to more prepayments of term licenses by a few customers during the third quarter of 2009.

The aggregate value of payments due under term licenses was $71.6 million as of September 30, 2010 compared to $70.2 million as of September 30, 2009. A portion of the revenue related to the aggregate value of payments for term licenses signed during 2010, 2009, and 2008 was recognized during the third quarter and first nine months of 2010. The remainder of the revenue under these agreements will be recognized in future periods. The aggregate value of future payments due under non-cancellable term licenses as of September 30, 2010 includes $5.3 million of term license payments that we expect to recognize as revenue during the remainder of 2010. However, our actual term license revenue for the remainder of 2010 could be higher than $5.3 million as we complete new term license agreements in 2010 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 29.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the term of the arrangement. The decrease in subscription revenue during the third quarter of 2010 compared to the same period in 2009 was primarily due to a change in a customer’s selection of a renewal option and the timing of scheduled payments under another customer’s arrangement. Changes of this nature can cause our subscription revenue to vary quarter to quarter. The increase in subscription revenue during the first nine months of 2010 compared to the same period in 2009 was primarily due to a new customer arrangement that began in the third quarter of 2009.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase

(Dollars in thousands)	2010	2009			2010	2009
Maintenance revenue
Maintenance	$ 23,418	$12,489	$ 10,929	88%	$ 58,892	$36,608	$ 22,284	61%

The increases in maintenance revenue during the third quarter and first nine months of 2010 compared to the same periods in 2009 were primarily due to the $4.1 million and $8 million in maintenance revenue attributable to the amortization of the fair value of deferred revenue acquired from Chordiant, respectively, and the continued increase in the aggregate value of the installed base of our software.

	Three Months Ended September 30,				Increase		Nine Months Ended September 30,				Increase
(Dollars in thousands)	2010		2009				2010		2009
Professional services revenue
Consulting Services	$ 31,349	96%	$23,371	97%	$ 7,978	34%	$ 91,068	95%	$69,652	96%	$ 21,416	31%
Training	1,360	4%	603	3%	757	126%	4,954	5%	2,761	4%	2,193	79%

Total Professional services	$ 32,709	100%	$23,974	100%	$ 8,735	36%	$ 96,022	100%	$72,413	100%	$ 23,609	33%

Professional services are primarily consulting services related to new license implementations. During the third quarter and first nine months of 2010, the increases in consulting services and training were primarily due to a higher demand for these services in North America associated with new license arrangements executed in 2009.

Gross profit

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase

(Dollars in thousands)	2010	2009			2010	2009
Gross Profit
Software license	$ 32,318	$28,330	$ 3,988	14%	$ 89,721	$81,955	$ 7,766	9%
Maintenance	20,231	10,931	9,300	85%	51,053	32,156	18,897	59%
Professional services	2,477	1,500	977	65%	13,886	10,772	3,114	29%

Total gross profit	$ 55,026	$40,761	$14,265	35%	$154,660	$124,883	$ 29,777	24%

Software gross profit percent	95%	100%			97%	100%
Maintenance gross profit percent	86%	88%			87%	88%
Professional services gross profit percent	8%	6%			14%	15%

Gross profit percent for maintenance and professional services for the third quarter and first nine months of 2010 were relatively unchanged compared to the same periods in 2009. The decreases in software license gross profit percent during the third quarter and first nine months of 2010 were due to the amortization expense of acquired technology intangibles related to Chordiant.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
Amortization of intangibles:
Cost of software license	$ 1,550	$28	$ 1,522	n/m	$ 2,660	$90	$ 2,570	n/m
Selling and marketing	1,206	-	1,206	n/m	2,053	-	2,053	n/m
General and Administrative	67	5	62	n/m	118	15	103.	n/m

Total amortization expense of intangibles	$2,823	$33	$2,790	n/m	$4,831	$105	$4,726

The increases in amortization expense during the third quarter and first nine months of 2010 compared to the same periods in 2009 were due to the amortization associated with the $88.0 million of acquired intangible assets recognized as a result of the preliminary purchase price allocation of Chordiant. The identifiable intangible assets are expected to be amortized over a weighted-average period of 8.4 years on a straight-line basis.

Operating expenses

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
Selling and marketing
Selling and marketing	$ 31,199	$19,568	$ 11,631	59%	$ 82,988	$51,663	$ 31,325	61%
As a percent of total revenue	35%	30%			34%	27%
Headcount at September 30					376	230	146	63%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in selling and marketing expenses during the third quarter of 2010 compared to the same period in 2009 was primarily due to a $5.7 million increase in compensation and benefit expenses associated with higher headcount, a $1.2 million increase in amortization related to the acquired Chordiant customer related intangibles, a $1.1 million increase in travel expenses, $0.7 million higher expenses related to marketing programs and $0.4 million increase in contractor services expenses. The increase in selling and marketing expenses during the first nine months of 2010 compared to the same period in 2009 was primarily due to a $15.9 million increase in compensation and benefit expenses associated with higher headcount, a $2.1 million increase in amortization related to the acquired Chordiant customer related intangibles, a $3.2 million increase in travel expenses, $1.0 million increase in contractor services expenses, and $2.8 million of higher expenses related to marketing programs, including our PegaWorld user conference. To target new accounts across expanded geographies and to create additional sales capacity for future periods, we significantly increased sales hiring in the first half of 2010. Sales hiring in the third quarter of 2010 was at a lower rate compared to the second quarter of 2010. We plan to hire additional sales personnel in the fourth quarter of 2010 at a similar rate as in the third quarter of 2010.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
Research and development
Research and development	$ 14,924	$9,930	$ 4,994	50%	$ 40,560	$28,198	$ 12,362	44%
As a percent of total revenue	17%	15%			16%	15%
Headcount at September 30					368	219	149	68%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects organic growth, primarily in our Indian research facility, as well as new employees from the Chordiant acquisition. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses during the third quarter of 2010 compared to the same period in 2009 was due to a $3.1 million increase in compensation and benefit expenses associated with higher headcount and a $0.4 million increase in engineering contractor expenses and a $0.2 million increase in travel expenses associated with the expansion of our India operations. The increase in research and development expenses during the first nine months of 2010 compared to the same period in 2009 was due to a $7.2 million increase in compensation and benefit expenses associated with higher headcount, a $1.4 million increase in engineering contractor expenses, and a $0.3 million increase in travel expenses.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
General and administrative
General and administrative	$ 6,442	$3,798	$2,644	70%	$18,246	$13,392	$ 4,854	36%
As a percent of total revenue	7%	6%			7%	7%
Headcount at September 30					176	138	38	28%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with the finance, legal, corporate governance, and other administrative headcount. It also includes accounting, legal, and other professional consulting administrative fees.

The general and administrative headcount includes employees in human resources, information technology and corporate services departments whose costs are allocated to the rest of our functional departments. The general and administrative expenses during the third quarter and first nine months of 2010 include $0.2 million and $1.1 million, respectively, of compensation and benefit expenses for Chordiant employees who were in transitional roles that ended by the end of the third quarter of 2010.

The increase in general and administrative expenses during the third quarter of 2010 compared to the same period in 2009 was due to a $0.4 million increase in compensation and benefit expenses associated with higher headcount, a $0.3 million increase in contractor services expense, and a $0.8 million increase in professional fees. The increase in general and administrative expenses during the first nine months of 2010 compared to the same period in 2009 was primarily due to a $1.5 million increase in compensation and benefit expenses associated with higher headcount, a $0.7 million increase in contractor services expense, and a $0.7 million increase in professional fees. The increases in general and administrative expenses during the third quarter and first nine months of 2010 compared to the same periods in 2009 was also due to a $0.5 million reduction in our non-income tax reserve recorded during the third quarter of 2009.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to effect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the first nine months of 2010, we incurred $5.0 million acquisition-related costs associated with the Chordiant acquisition. These costs consisted of approximately $3.1 million of due diligence costs and advisory and legal transaction fees, approximately $0.7 million of valuation and tax consulting fees, approximately $0.8 million of legal costs associated with acquired litigation, and approximately $0.4 million of integration and other expenses.

Restructuring costs

Restructuring costs are primarily severance and related benefit costs recognized during the second and third quarter of 2010 for the reduction of approximately fifty personnel in redundant roles, primarily in general and administrative functions. In connection with our evaluation of our combined facilities, we approved a plan to eliminate one redundant facility. As a result, we expect to incur approximately $1.2 million in additional restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for this identified facility. These exit costs will be recognized when we cease to use the leased facility, which is expected to occur by the end of 2010.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2010	2009			2010	2009
Stock-based compensation expense:

Cost of services	$447	$250	$ 197	79%	$ 1,328	$884	$444	50%

Operating expenses	1,134	715	419	59%	3,885	2,639	1,246	47%

Total stock-based compensation before tax	$1,581	$965	$616	64%	$5,213	$3,523	$1,690	48%

Income tax benefit	$(555)	$(527)			$(1,646)	$(1,266)

The increases in stock-based compensation during the third quarter and first nine months of 2010 compared to the same periods in 2009 were primarily due to our periodic stock option grants and new hire stock option grants.

Non-operating (loss) income and expenses, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2010	2009			2010	2009

Foreign currency transaction gain (loss)	$ 1,513	$266	$ 1,247	469%	$ (4,103)	$2,377	$ (6,480)	(273)%
Interest income, net	129	721	(592)	(82)%	761	2,404	(1,643)	(68)%
Installment receivable interest income	51	74	(23)	(31)%	155	224	(69)	(31)%
Other income, net	572	—	572	n/m	814	17	797	n/m

Non-operating income (loss) and expenses, net	$2,265	$1,061	$1,204	113%	$(2,373)	$5,022	$(7,395)	(147)%

n/m = not meaningful

The increase in foreign currency transaction gains during the third quarter of 2010 compared to the same period in 2009 was due to the increase in the value of the British pound and Euro relative to the U.S. dollar during the three-month comparative periods.

The increase in foreign currency transaction losses during the first nine months of 2010 was due to the significant decrease in the value of the British pound and the Euro relative to the U.S. dollar during the nine-month comparative periods and the higher total amount of foreign currency denominated net assets held in the U.S. during 2010, consisting primarily of cash and receivables.

As a result of our acquisition of Chordiant, we have expanded our international operations. We hold U.S. dollars in these foreign operations whose functional currency is the Euro in order to partially offset our exposure to foreign currency transaction losses related to foreign currencies held by our U.S. operating company.

Other income for the third quarter and first nine months of 2010 includes a $0.6 million unrealized gain related to the fair value adjustment of warrants we own for shares of a closely-held private company. On November 1, 2010, the sale of this private company was completed and we received $0.6 million cash proceeds for the shares underlying these warrants.

The decreases in interest income for the third quarter and first nine months of 2010 compared to the same periods in 2009 were due to the liquidation of our marketable securities used to pay for the Chordiant acquisition.

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes.

We recorded a discrete item related to the nondeductible portion of acquisition-related costs incurred in the first nine months of 2010 associated with the Chordiant acquisition, which reduced the tax benefit for the first nine months of 2010 and resulted in a provision of $0.2 million on a pre-tax loss of $1 million. During the third quarter of 2010, we recorded a $1.1 million provision on pre-tax income of $4.2 million, which resulted in an effective tax rate of 25.4%.

We are finalizing the determination of the acquired tax basis and measurement of valuation allowances and uncertain tax positions. There were no significant changes in our uncertain tax positions since December 31, 2009 other than what may relate to the Chordiant acquisition.

Our effective tax rate during the third quarter and first nine months of 2009 was below the statutory federal income tax rate primarily due to the investment in tax-exempt municipal bonds and the benefit from the SEZ India tax holiday.

Liquidity and capital resources

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash (used in) provided by:
Operating activities	$(9,506)	$38,839
Investing activities	8,725	(17,650)
Financing activities	(6,919)	(2,071)
Effect of exchange rate on cash	(3,380)	1,214

Net (decrease) increase in cash and cash equivalents	$(11,080)	$20,332

	As of September 30, 2010	As of December 31, 2009
Total cash, cash equivalents, and marketable securities	$68,853	$202,653

We have funded our operations primarily from cash provided by operations. Working capital was $66.4 million as of September 30, 2010 compared to $188.6 million as of December 31, 2009.

In April 2010, we acquired Chordiant for $109.2 million in cash, net of approximately $47.6 million of cash acquired.

In connection with our integration plan of Chordiant and the reduction of approximately fifty employees, we paid approximately $2.6 million in severance and related benefit costs during the first nine months of 2010. We expect to pay an additional $3.9 million in severance and related benefit costs, of which $3.3 million will be paid over the next 12 months and $0.6 million by the second half of 2012.

We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months.

Cash (used in) provided by operating activities

The primary components of cash used in operations during the first nine months of 2010 were a $1.2 million net loss and a $22 million increase in accounts receivable.

The primary driver of cash provided by operations during the first nine months of 2009 was net income of $25.9 million.

Future Cash Receipts from License Arrangements

The following table summarizes the cash receipts due in connection with our existing license agreements:

As of September 30, (in thousands)	Installment payments for licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)	Other license payments not recorded on the balance sheet (3)

Remainder of 2010	$466	$5,341	$7,280
2011	2,260	28,792	19,408
2012	1,316	20,166	8,429
2013	-	9,812	405
2014 and thereafter	-	7,508	640

Total	4,042	$71,619	$36,162

Unearned installment interest income	(212)

Total license installments receivable, net	$3,830

(1)	These license installment payments have already been recognized as license revenue and are included in short- and long-term license installments in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2010.

(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(3)	These amounts are expected to be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash provided by (used) investing activities

During the first quarter of 2010, we liquidated our marketable securities to pay for the Chordiant acquisition. During the second quarter of 2010, we paid $109.2 million, net of cash acquired to complete the Chordiant acquisition.

During the first nine months of 2009, cash used in investing activities was primarily for purchases of marketable debt securities of $50 million, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $35.9 million.

Cash used in financing activities

Cash used in financing activities during the first nine months of 2010 and 2009 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs authorizing the repurchase in the aggregate of up to $80.8 million of our common stock. Purchases under these programs have been made on the open market.

Share repurchases

The following table is a summary of our repurchase activity under our repurchase programs during the first nine months of 2010 and 2009:

	2010		2009
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$15,779		$12,862
Authorizations				—
Repurchases paid	214,414	(5,962)	605,256	(9,859)
Repurchases unsettled	799	(24)	975	(34)

Authorization remaining as of September 30,		$9,793		$2,969

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee equity awards, which resulted in the withholding of shares to cover the stock option exercise price and the minimum statutory tax withholding obligations.

During the first nine months of 2010 and 2009, our employees net settled equity awards representing the right to purchase a total of 571,000 shares and 2,161,000 shares, respectively, of which only 299,000 shares and 1,049,000 shares were issued to the employees and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first nine months of 2010 and 2009, instead of receiving cash from the equity holders, we withheld shares with a value of $4.5 million and $7.0 million, respectively, for withholding taxes, and $5.0 million and $19.7 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee equity awards more than offset the proceeds received under our various share-based compensation plans during the first nine months of 2010 and 2009.

Dividends

We declared a cash dividend of $0.03 per share for each quarter during the first nine months of 2010 and 2009, and paid cash dividends of $3.3 million and $3.2 million in the first nine months of 2010 and 2009, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual obligations

As of September 30, 2010, we had material purchase obligations for customer support and consulting services and payments under operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in approximately 105,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices under non-cancelable operating leases that expire on various dates through 2014.

As of September 30, 2010 our known contractual obligations, including future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total	Remainder of 2010	2011 & 2012	2013 & 2014	2015 and after	Other
Purchase obligations (1)	$1,588	$839	$749	$—	$—	$—
Liability for uncertain tax positions (2)	881	881	—	—	—	—
Operating lease obligations (3)	23,226	2,517	16,382	4,327	—	—

Total	$25,695	$4,237	$17,131	$4,327	–	—

(1)	Represents the fixed or minimum amounts due under purchase obligations for customer support and consulting services.

(2)	We expect that the changes in the unrecognized benefits within the next twelve months will be approximately $0.9 million related to tax positions for which the ultimate settlement is highly certain but for which there is uncertainty about the timing of such recognition. We are finalizing the determination of the acquired tax basis and measurement of valuation allowances and uncertain tax positions from Chordiant.

(3)	Includes deferred rent of approximately $0.9 million included in accrued expenses and approximately $2.3 million in other long-term liabilities in the accompanying consolidated balance sheet as of September 30, 2010. Excludes a total commitment of approximately $6.2 million, net of incentives, under a ten-year lease that is expected to be signed in the fourth quarter of 2010.

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

Foreign currency exposure

We derived approximately 39% and 37% of our total revenue from sales to customers based outside of the United States (“U.S.”) during the first nine months of 2010 and 2009, respectively. Our international license and professional services have increasingly become denominated in foreign currencies. However, the operating expenses of our foreign operations are also primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Our U.S. operating company invoices most of our foreign customers in foreign currencies, so it holds certain cash, receivables and license installments valued in these foreign currencies. Our U.S. operating company’s functional currency is the U.S. dollar. Therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in our condensed consolidated statements of operations. In addition, we have intercompany accounts that are eliminated in consolidation, but expose us to foreign currency exchange rate fluctuation, which are recorded as foreign currency transaction gains or (losses) in our condensed consolidated statements of operations.

As a result of our acquisition of Chordiant, we have expanded our international operations. We hold U.S. dollars in these foreign operations whose functional currency is the Euro in order to partially offset our exposure to foreign currency transaction losses related to foreign currencies held by our U.S. operating company. As of September 30, 2010, we held cash and receivables subject to foreign currency transaction gains or losses with a net carrying value of approximately $18.9 million. A ten percent change in the foreign currency exchange rates as of September 30, 2010 would have changed the net carrying value of our net monetary assets by approximately $1.9 million as of that date with a corresponding currency gain (loss) recognized in our condensed consolidated statement of operations. During the first nine months of 2010, we recorded a $4.1 million foreign currency transaction loss due to the decrease in the value of foreign currencies, primarily the Euro and British pound, relative to the U.S. dollar.

Interest rate exposure

In March 2010, we liquidated our marketable securities and invested the proceeds primarily in money market funds to pay for the Chordiant acquisition. In April 2010, we acquired Chordiant for a cash purchase price of approximately $109.2 million, net of approximately $47.6 million of cash acquired. As of September 30, 2010, our cash was invested primarily in money market funds, commercial paper, and government sponsored enterprise bonds. As a result, we are not subject to significant interest rate risk.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2010. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first nine months of 2010 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December  31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the third quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
7/1/10-7/31/10	15,053	$31.65	15,053	$12,008
8/1/10-8/31/10	98,093	21.85	98,093	9,864
9/1/10-9/30/10	2,464	29.01	2,464	9,793

Total	115,610	$23.28

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, up to $80.8 million of our common stock. On November 24, 2009, we announced a $15 million repurchase program that expires December 31, 2010 (the “Current Program”). On November 8, 2010, we announced that our Board of Directors approved an increase in the remaining funds available under the Current Program, from $9.2 million to $15 million, and an extension of the expiration date to December 31, 2011. Under this program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.  Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: November 9, 2010	By:	/s/ CRAIG DYNES
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