Form 10-K
period 2010-12-31
PEGASYSTEMS INC
filed 2011-03-16
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

Commission File No. 1-11859

PEGASYSTEMS INC.

(Exact name of Registrant as specified in its charter)

Massachusetts

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No. 04-2787865)

101 Main Street Cambridge, MA	02142-1590
(Address of principal executive offices)	(zip code)

(617) 374-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $511 million.

There were 37,285,030 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on March 3, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to it 2011 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

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

Our business

We develop, market, license, and support software to automate complex, changing business processes. Our software enables organizations to build, deploy, and change enterprise applications easily and quickly by directly capturing business objectives, automating programming, and automating work. It also allows organizations to avoid the time and expense required to create lengthy policy manuals and system specifications by unifying business rules with business processes in the software and automating the creation of system documentation. Our software is standards-based and can leverage existing technology investments to reduce implementation time. Our customers use our software and services to improve their customer service, generate new business, improve productivity, and facilitate case management.

Our PegaRULES Process Commander ® (“PRPC”) software is the primary component of our Pega BPM ® Suite, which is complemented by software solutions that we refer to as frameworks. These frameworks provide purpose or industry-specific functionality that allows our customers to quickly implement and easily customize our software to suit their unique requirement.

We provide implementation, consulting, training, and technical support services to help our customers maximize the business value they obtain from the use of our software. We maintain alliances with systems integrators and technology consulting firms that also provide consulting services to our customers.

We lead the Business Process Management (“BPM”) software market by leveraging our patented Build for Change ® technology that unifies business processes and business rules. We are also a leader in the Customer Relationship Management (“CRM”) and Dynamic Case Management software markets. We focus our sales efforts on target accounts, which are large companies or divisions within companies, and typically leaders in their industry. We frequently sell initial licenses that are focused on a specific purpose or area of operations, rather than selling large enterprise licenses. A primary objective of this strategy is to have our customers quickly realize business value from our software. Once a customer has realized this initial value, we work with that customer to identify opportunities for follow-on sales. The sales process for follow-on sales is often shorter as a result of our established relationship with the customer. We invest resources in professional services, customer support, and customer and partner enablement to help our customers achieve success.

Our partners

Strategic partnerships with technology consulting firms and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify engagements, and complement our software with their domain expertise and services capabilities. These partners may deliver strategic business planning, consulting, project management, and implementation services to our customers. Currently, our partners include, but are not limited to, Accenture Ltd., Capgemini SA, Cognizant Technology Solutions Inc., Infosys Technologies Limited, International Business Machines Corporation (“IBM”), PricewaterhouseCoopers LLP, Tata Consultancy Services Limited, and Wipro Ltd.

Our products

Our primary software solutions are as follows:

PegaRULES Process Commander

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

Pega BPM Suite and Solution Frameworks

The Pega BPM Suite adds process analysis, process simulation, enterprise integration, portal integration, content management, case management and more to the PRPC capabilities.

We also offer purpose or industry-specific solution frameworks built on the capabilities of our PRPC software. These frameworks allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing to meet the needs of different customers, departments, geographies or regulatory requirements. We also offer other frameworks that address exceptions management—transactions that are not automatically processed by existing systems. By automating not only research and decision making, but also the business processes necessary to execute the decisions, our exceptions management frameworks can reduce the costs and risks associated with manual processing, while improving quality and efficiency.

Pega CRM ®

Pega CRM software offers a process-driven, customer-centric business solution in order to optimize the customer experience while reducing costs. The capabilities within Pega CRM automate customer service inquiries and marketing and apply analytics to predict and adapt customer service processes, which result in the delivery of a personal customer interaction. As a result of our acquisition of Chordiant Software, Inc. (“Chordiant”) in April 2010, we have increased our customer base and depth of CRM-related product capabilities.

Pega Decision Management

We offer Pega Decision Management as a result of our acquisition of Chordiant. Our decision management products and capabilities are designed to manage processes so that all actions optimize the outcome based on business objectives. Pega Decision Manager and Recommendation Advisor support cross-channel decision-making for offer management, risk, and other marketing and customer management solutions. Pega frameworks for Cross-Sell/Up-Sell, Retention, and Collections help marketing professionals build and deploy decision making solutions fast, while Predictive and Adaptive analytics support creation and improvement of decision models for outstanding operational performance.

Pega Cloud ®

Pega Cloud is Pegasystems’ cloud computing service offering that allows customers to create and run PRPC applications using an internet-based infrastructure. This offering enables our customers to immediately build, test, and deploy their applications in a secure cloud environment while minimizing their infrastructure and hardware costs.

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

Customer support

Our customer support group is responsible for support of our software deployed at customer sites when customer support has been purchased. Support services include automated problem tracking, prioritization and escalation procedures, periodic preventive maintenance, documentation updates, new software releases, and regularly scheduled customer meetings with our staff.

Training services

The success of our sales strategy for multiple follow-on sales to target customers depends on our ability to train a larger number of partners and customers to implement our technology. We offer training for our staff, customers, and partners. Training is offered at our regional training facilities in Cambridge, Massachusetts, Bedford, New Hampshire, London, England, Hyderabad, India, Sydney, Australia, at third party facilities in numerous other locations, and at customer sites. Courses are designed to meet the specific requirements of process architects, system architects, and system administrators.

Our markets and representative customers

The market for BPM and the related software markets are driven by businesses that seek to close the execution gaps that may exist between their business objectives and their existing business processes. Our target customers are large, industry-leading organizations faced with managing transaction intensive, complex and changing processes that seek the agility needed for growth, productivity, customer retention, and compliance. Our customers are typically large companies in the financial services, healthcare and insurance markets. With PRPC, we are also able to offer solutions to a broader range of companies as well as a broader range of industries, such as life sciences, communications, travel and entertainment, and government.

Financial services

Financial services organizations require software to improve the quality, accuracy, and efficiency of customer interactions and transactions processing. Pegasystems’ customer process and exceptions management products allow customers to be responsive to changing business requirements. Representative financial services customers of ours include: BBVA Bancomer S.A., BNP Paribas, Citigroup Inc., HSBC Holdings Plc, ING Bank, JP Morgan Chase, MasterCard Worldwide, National Australia Bank Limited, and RBC Financial Group.

Healthcare

Healthcare organizations seek products that integrate their front and back office initiatives and help drive customer service, efficiency, and productivity. Representative healthcare customers of ours include: Aetna Inc., Blue Cross Blue Shield of Massachusetts, Blue Cross Blue Shield of Minnesota, Blue Cross Blue Shield of Tennessee, Group Health Cooperative, HealthNow New York Inc., Medco Health Solutions, Inc., United Healthcare Services, Inc., and ViPS/WebMD.

Insurance

Insurance companies, whether competing globally or nationally for customers and channels, need software to automate the key activities of policy rating, quoting, customization, underwriting, and servicing as well as products that improve customer service and the overall customer experience. Representative insurance industry customers of ours include: American National Insurance Group, CARDIF, Chartis, Farmers Insurance Group of Companies, John Hancock Life Insurance Co., Manulife Financial Corporation, and Zurich North America.

Other industries

PRPC offers solutions to a broad range of companies and industries. We sell rules-based BPM technology to customers in telecommunications, government, life sciences, manufacturing, and travel services. Customers include: Advanced Micro Devices, Inc. (“AMD”), Deutsche Telekom, Novartis International AG, O2, Orange, The British Airport Authority, The ServiceMaster Company, UPS, and Vodafone.

Competition

We compete in the BPM, CRM, Case Management and Decision Management software markets. These markets are intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•	Service-Oriented Architecture (“SOA”) middleware vendors including IBM, Oracle Corporation, Software AG, and Tibco Software Inc.;

•	BPM vendors such as Appian Corporation, Global360, Inc. the Lombardi Software division of IBM, Metastorm Inc. (pending acquisition by Open Text), and the Savvion division of Progress Software;

•	Business Rules Engine vendors such as Corticon Technologies Inc., Fair Isaac Corporation, and the ILOG division of IBM;

•	Customer Relationship Management (“CRM”) application vendors such as the Microsoft Dynamics CRM division of Microsoft, Salesforce.com, and the Siebel division of Oracle;

•	Enterprise Content Management-based vendors such as the Documentum division of EMC Corporation, and the FileNet division of IBM’s Information Management Group;

•

Companies that provide application specific software for the financial services, healthcare, insurance and other specific markets such as Guidewire Software, Inc., Norkom Group Plc, SmartStream Technologies Ltd., SunGard, and The TriZetto Group, Inc.; and

•	Current customers’ information technology departments, which may seek to modify existing systems or develop proprietary systems.

We have been most successful competing for customers whose businesses are characterized by a high degree of change, complexity, and size. We believe that the principal competitive factors within our market include:

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

We believe we compete favorably with our competitors on the basis of most of these competitive factors as our Build for Change technology includes a comprehensive set of business rules that are unified with business processes, can be developed quickly by both client business and IT staff, and incorporates a single, browser-based user interface. We believe we also compete favorably due to our expertise in our target industries and our long-standing customer relationships. We believe we compete less favorably on the basis of some of these factors with respect to our larger competitors, many of which have greater sales, marketing and financial resources, more extensive geographical presence and greater name recognition than we do. In addition, we may be at a disadvantage with respect to our ability to provide expertise outside our target industries.

Sales and marketing

We market our software and services primarily through a direct sales force. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify engagements, and complement our software with their domain expertise and services capabilities.

To support our sales efforts, we conduct a broad range of marketing programs, including targeted solution campaigns, industry trade shows, including our PegaWorld user conference, solution seminars industry analysts and press relations, web marketing, community development, social media, and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also generate sales leads.

Sales by geography

In 2010, 2009, and 2008, sales to customers based outside of the United States of America (“U.S.”) represented approximately 41%, 34%, and 38%, respectively, of our total revenue. We currently operate in one operating segment — Business Process Solutions. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the U.S. See Note 16 “Geographic Information and Major Customers” included in the notes to the accompanying audited consolidated financial statements for further detail.

Research and development

Our development organization is responsible for product architecture, core technology development, product testing, and quality assurance. Our product development priority is to continue expanding the capabilities of our rules-based technology. We intend to maintain and extend the support of our existing solution frameworks, and we may choose to invest in additional frameworks which incorporate the latest business innovations. We also intend to maintain and extend the support of popular hardware platforms, operating systems, databases, and connectivity options to facilitate easy and rapid deployment in diverse information technology infrastructures. Our goal with all of our products is to enhance product capabilities, ease of implementation, long-term flexibility, and the ability to provide improved customer service.

During 2010, 2009, and 2008, research and development expenses were approximately $55.2 million, $38.9 million, and $31.5 million, respectively. We expect that we will continue to commit significant resources to our product research and development in the future to maintain our leadership position.

Employees

As of January 31, 2011, we had 1,509 employees worldwide, of which 950 were based in the U.S., 278 were based in Europe, 209 were based in India, 30 were based in Canada, 22 were based in Australia and 20 were based in Asia. Our total headcount includes 535 consulting and customer support employees, 392 sales and marketing employees, 400 research and development employees, and 182 administrative employees. In addition, we augmented our research and development and professional services employees with approximately 345 contractors.

Backlog of license, maintenance, and professional services

As of December 31, 2010, we had software license, maintenance, and professional services agreements with customers expected to result in approximately $232.1 million of future revenue, of which we expect approximately $143.9 million to be recognized in 2011. As of December 31, 2009, we had backlog of software license, maintenance, and professional services agreements with customers of approximately $192 million.

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

Factors relating to our financial results

The number of our license arrangements has been increasing, and we may not be able to sustain this growth unless we can provide sufficient high quality professional services, training, and maintenance resources to enable our customers to realize significant business value from our software. Our customers typically request professional services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license arrangements is likely to increase demand for professional services, training, and maintenance relating to our products. Given that the number of our license arrangements has been increasing, we will need to provide our customers with more professional services, training, and maintenance to enable our customers to realize significant business value from our software. Accordingly, we have been hiring additional personnel in these areas and improving our “on-boarding” process to ramp up new personnel in a shorter period of time. We have also been increasingly enabling our partners and customers through training to create an expanded universe of people that are skilled in the implementation of our products. However, if we are unable to provide sufficient high quality professional services, training, or maintenance resources to our customers, our customers may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. In addition, the growth required to meet the increased demand for our professional services could strain our ability to deliver our services engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

We frequently enter into limited scope initial licenses with new customers, which could adversely affect our financial performance if we are not successful in obtaining follow-on business from these customers. We frequently enter into initial licenses with our new customers that are focused on a specific purpose or area of operations, rather than selling large enterprise licenses, to allow these new customers to realize business value from our software quickly and for a limited initial investment. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales. However, we may not be successful in demonstrating this initial value to some customers, for reasons relating to the performance of our products, the quality of the services and support we provide for our products, or external reasons. For these customers, we may not obtain follow-on sales or the follow-on sales may be delayed, and our license revenue will be limited to the smaller initial sale. This could lower the total value of all transactions and adversely affect our financial performance.

Our professional services revenue is dependent to a significant extent on closing new license transactions with customers. We derive a substantial portion of our professional services revenue from implementation of new software licenses with our customers. Accordingly, it is imperative that we close more license transactions with our customers if we are to maintain or grow our services revenue.

If we are unable to maintain vendor specific objective evidence (“VSOE”) of fair value of our professional services arrangements, we may be required to delay a portion of our revenue to future periods. We have established VSOE of fair value of our professional services in North America and Europe, other than Spain, based on the price charged when these services are sold separately. The weakened economy and significant competition within our industry have created pricing pressure on professional services provided by technology companies. If we elect to discount our professional services pricing or otherwise introduce variability in our professional services arrangements to attract or retain customers, this could lead to an insufficient number of consistently priced professional services arrangements for us to maintain VSOE. If we do not have VSOE of fair value of our professional services, we may be required to recognize all revenue for these professional services arrangements, including any related license, maintenance, and other services revenue if the professional services are bundled in an arrangement, ratably over the longer of the software maintenance period or the service period.

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

Factors relating to our products and markets

The continued weakness in the U.S and international economies may negatively impact our sales to, and the collection of receivables from, our financial services and insurance customers and possibly our customers in other industries. Our sales to, and our collection of receivables from, our customers may be impacted by adverse changes in global economic conditions, especially in the U.S., Europe and Asia Pacific. In the past few years, these regions have experienced instability in financial markets, tightening credit, and weak overall economic conditions, which has impacted the financial services and insurance industries in particular. These trends could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology, which may delay or reduce the amount of purchases of our software and professional services. These factors could also impact the ability and willingness of these customers to pay their trade obligations and honor their contractual commitments under their non-cancellable term licenses. These customers may also become subject to increasingly restrictive regulatory requirements, which could limit or delay their ability to proceed with new technology purchases. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables. Accordingly, their potential financial instability could negatively impact our business, operating results, and financial condition.

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

We face risks from operations and customers based outside of the U.S. Sales to customers located outside of the U.S. represented approximately 41% of our total revenue in 2010, 34% of our total revenue in 2009, and 38% of our total revenue in 2008. We, in part through our wholly owned subsidiaries, market products and render consulting and training services to customers based outside of the U.S. including, for example, customers based in Canada, the United Kingdom, France, Germany, Spain, Italy, the Netherlands, Belgium, Switzerland, Austria, Ireland, Finland, Hungry, Poland, Sweden, Turkey, Russia, Mexico, Australia, China, Hong Kong, and Singapore. We have established offices in Canada, Europe, Asia and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. Because a significant portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales have increasingly become denominated in foreign currencies. The operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offset our foreign currency exposure. Our U.S. operating company invoices most of our foreign customers in foreign currencies, so it holds cash and receivables valued in these foreign currencies, which are subject to foreign currency transaction gains or losses. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our financial results and cash flows.

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

There can be no assurance that third parties will not claim infringement by us with respect to current or future products. Although we attempt to limit the amount and type of our contractual liability for infringement of the proprietary rights of third parties, these limitations often contain certain exclusions, and we cannot be assured that these limitations will be applicable and enforceable in all cases. Even if these limitations are found to be applicable and enforceable, our liability to our customers for these types of claims could be material in amount given the size of certain of our transactions. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results, and financial condition.

If our security measures are breached and unauthorized access is obtained to a customer’s confidential information from our cloud computing service offering, we may be exposed to significant legal and financial liabilities. Our cloud computing service offering allows customers to create and run PRPC-based applications using an internet-based infrastructure. This offering involves the hosting of customers’ confidential information, including personal and financial data regarding their end customers. Security breaches could expose us to a risk of loss or misuse of this information. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, system error, human error or otherwise. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

Our principal administrative, sales, marketing, support, and research and development operations are located at 101 Main Street, Cambridge, Massachusetts in an approximately 105,000 square foot leased facility. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the U.S., Australia, Canada, India, the United Kingdom and in other European countries. These leases expire at various dates through 2020. We believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PEGA.” The following table sets forth the range of high and low sales prices of our common stock on NASDAQ for each quarter in the years ended December 31:

	Common Stock Price
	2010		2009
	High	Low	High	Low
First Quarter	$39.65	$32.25	$19.20	$11.74
Second Quarter	$39.66	$26.33	$27.98	$16.21
Third Quarter	$33.94	$20.36	$35.29	$22.23
Fourth Quarter	$37.81	$23.92	$36.09	$25.75

Holders

As of February 11, 2011, we had approximately 39 stockholders of record and approximately 26,300 beneficial owners of our common stock.

Dividends

In July 2006, we began paying a quarterly cash dividend of $0.03 per share of common stock. Quarterly cash dividends are expected to continue at $0.03 per share to stockholders of record as of the first trading day of each quarter, subject to change or elimination at any time by our Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our common stock during the fourth quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchased Programs (1) (in thousands)
10/1/10 – 10/31/10	20,137	$26.96	20,137	$9,250
11/1/10 – 11/30/10	56,000	29.36	56,000	13,356
12/1/10 – 12/31/10	3,247	36.52	3,247	13,237

Total	79,384	$29.05

(1)

Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, up to $80.8 million of our common stock. On November 8, 2010, we announced that our Board of Directors approved an increase in the remaining funds available under the program expiring on December 31, 2010, from $9.2 million to $15 million, and an extension of the expiration date to December 31, 2011. Under this program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Stock Performance Graph and Cumulative Total Stockholder Return

The following performance graph represents a comparison of the cumulative total stockholder return (assuming the reinvestment of dividends) for a $100 investment on December 31, 2005 in our common stock, the Total Return Index for the NASDAQ Composite (“NASDAQ Composite”), a broad market index, and the Standard & Poors (“S&P”) North Software-Software Index™ (“S&P NSSI”), a published industry index that was formerly the S&P Goldman Sachs Technology Software Index. We paid dividends of $0.12 per share during 2010, 2009, 2008, and 2007 and $0.06 per share during 2006. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Pegasystems Inc.	$100.00	$136.53	$167.39	$175.22	$484.20	$523.60
NASDAQ Composite	$100.00	$110.39	$122.15	$73.32	$106.58	$125.93
S&P NSSI	$100.00	$111.03	$129.06	$79.75	$117.95	$147.62

ITEM 6.	Selected Financial Data

The selected financial data presented below has been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and accompanying notes.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$336,599	$264,013	$211,647	$161,949	$126,023
(Loss) income from operations	(2,580)	41,819	14,479	1,951	(7,114)
(Loss) income before (benefit) provision for income taxes	(6,197)	47,415	15,672	9,942	1,187
Net (loss) income	(5,891)	32,212	10,977	6,595	1,842
Net (loss) earnings per share:
Basic	$(0.16)	$0.89	$0.30	$0.18	$0.05

Diluted	$(0.16)	$0.85	$0.29	$0.18	$0.05

Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.09

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and marketable securities	$87,251	$202,653	$167,229	$149,981	$127,758
Working capital	71,944	188,552	159,080	159,547	147,229
Long-term license installments, net of unearned interest income	1,223	2,976	5,413	8,267	17,458
Intangible assets, net of accumulated amortization	80,684	336	479	-	-
Goodwill	22,618	2,391	2,141	1,933	2,346
Total assets	337,481	279,585	245,850	243,307	214,008
Stockholders’ equity	195,670	205,219	173,114	172,944	166,158

The following items impact the comparability of our consolidated financial data:

—

Our acquisition of Chordiant in April 2010. See Note 7 “Acquisition, Goodwill, and Other Intangibles Assets” in the notes to the accompanying audited consolidated financial statements for further discussion.

—

Foreign currency transaction (losses) gains of $(5.6) million, $2.1 million, $(4.5) million, $0.3 million, and $1.2 million during the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for further discussion of our foreign currency exchange risk.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business overview

We develop, market, license, and support software to automate complex, changing business processes. Our software enables organizations to build, deploy, and change enterprise applications easily and quickly by directly capturing business objectives, automating programming, and automating work. Our software is used to build a wide range of business process solutions including customer on-boarding and account opening, CRM, exception and case management, and risk/fraud and compliance management. We also provide professional services, maintenance, and training related to our software.

We focus our sales efforts on target accounts, which are large companies or divisions within companies, and typically leaders in their industry. Our strategy is to sell initial licenses that are focused on a specific purpose or area of operations, rather than selling large enterprise licenses. This strategy allows our customers to quickly realize business value from our software and limits their initial investment. Once a customer has realized this initial value, we work with the customer to identify opportunities for follow-on sales.

Our license revenue is primarily derived from sales of our PRPC software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks are built on the capabilities of PRPC and are purpose or industry-specific collections of best practice functionality to allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. These products often result in shorter implementation periods than competitive enterprise software products. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance and healthcare markets, as well as other markets, such as life sciences and government.

As a result of our acquisition of Chordiant in April 2010, we expanded our ability to develop and license CRM software. We acquired additional products (Chordiant Decision Management, Chordiant Foundation Server, and Chordiant Marketing Director solutions) that enable customers to maximize customer lifetime value through a suite of industry-leading technologies. We intend to remain a leader in the use of decision management to improve customer experiences, provide better cross-sell/up-sell abilities, and aid customer retention by leveraging our flexible, Build for Change configuration capabilities.

We also offer Pega Cloud, which is our cloud computing service offering that allows customers to create and run PRPC applications using an internet-based infrastructure. This offering enables our customers to immediately build, test, and deploy their applications in a secure cloud environment while minimizing their infrastructure and hardware costs.

Our total revenue increased 27% in 2010 compared to 2009 and reflects revenue growth in each of software license, maintenance, and professional services revenue. Maintenance revenue increased 67% primarily due to the recognition of the fair value of deferred maintenance revenue acquired from Chordiant and the continued increase in the aggregate value of the installed base of our software. Due to the rapid integration of the products, sales force, and operations of Chordiant, it is no longer feasible to separately identify revenue from new arrangements as being attributable to either Chordiant or Pegasystems. However, our total revenue in 2010 includes approximately $12.1 million of maintenance revenue related to the recognition of the fair value of deferred maintenance revenue acquired from Chordiant and approximately $3.6 million of professional services revenue related to Chordiant professional services arrangements existing at the acquisition date. We incurred $5.9 million of acquisition-related expenses and $8.1 million in restructuring costs associated with our acquisition of Chordiant. In 2010, we generated approximately $18.4 million in cash from operations, which was primarily driven by our net loss as adjusted for noncash items and changes in working capital, and ended the year with $87.3 million in cash, cash equivalents, and marketable securities.

We believe our growth and success in 2010 were due to:

—	Increased market acceptance of our industry leading technology;

—	Expansion of our solutions frameworks offerings;

—	Disciplined and focused strategy of selling to targeted customers;

—	Expansion of our targeted customer list;

—	Development and growth of our proficiency across new industries; and

—	Our acquisition of Chordiant.

We believe that the ongoing challenges for our business include our ability to drive revenue growth, expand our expertise in new and existing industries, remain a leader in the decision management market, and maintain our leadership position in the BPM market.

To support our growth and successfully address these challenges through 2011 we plan to:

—	Invest in our research and development by significantly increasing headcount;

—	Hire significantly more sales and marketing professionals;

—	Expand our partner alliances; and

—	Develop and increase our solutions frameworks offerings and expertise across targeted industries.

RESULTS OF OPERATIONS

2010 Compared to 2009

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2010	2009
Total revenue	$336,599	$264,013	$72,586	27%
Gross profit	207,865	173,076	34,789	20%
Acquisition-related costs	5,924	-	5,924	n/m
Restructuring costs	8,064	-	8,064	n/m
Other operating expenses	196,457	131,257	65,200	50%
Total operating expenses	210,445	131,257	79,188	60%
(Loss) income before (benefit) provision for income taxes	(6,197)	47,415	(53,612)	(113)%

n/m – not meaningful

We continue to experience demand for our software solutions and related services, which we believe is due to the strong value proposition, short implementation period, and variety of licensing models we offer our customers.

The increase in gross profit was primarily due to the increase in maintenance and license revenue.

The increase in operating expenses during 2010 was primarily due to the continued expansion of our sales force and our research and development operations. It was also due to the acquisition-related expenses and restructuring costs associated with our acquisition of Chordiant.

The decrease in (loss) income before (benefit) provision for income taxes during 2010 compared to 2009 was primarily due to the higher growth rate in operating expenses and lower total gross profit percent in 2010. The lower total gross profit percent was due to lower software license gross profit percent in 2010 as a result of the amortization of acquired Chordiant technology intangible assets. The decrease in (loss) income before (benefit) provision for income taxes was also due to the $5.6 million foreign currency transaction loss in 2010 compared to a gain of $2.1 million in 2009.

Revenue

(Dollars in thousands)	Year Ended December 31,				Increase (Decrease)
	2010		2009
License revenue
Perpetual licenses	$79,041	66%	$71,678	62%	$7,363	10%
Term licenses	31,940	27%	36,638	32%	(4,698)	(13)%
Subscription	8,858	7%	7,618	6%	1,240	16%

Total license revenue	$119,839	100%	$115,934	100%	$3,905	3%

License revenue is primarily due to new license arrangements executed in the period. Through the first three quarters of 2010, the aggregate value of new license arrangements executed was lower compared to the same periods in 2009. However, we executed a record aggregate value of new license arrangements during the fourth quarter of 2010, and as a result, the aggregate value of new license arrangements executed for the year exceeded that of 2009. Consistent with our strategy to focus on follow-on sales to our targeted customers, approximately 75% of the aggregate value of new license arrangements executed during 2010 were from existing customers.

The increase in perpetual license revenue during 2010 compared to 2009 was driven by an increase in the number and value of new perpetual license arrangements. Many of our perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $32.8 million as of December 31, 2010 compared to $57.1 million as of December 31, 2009. See the table of future cash receipts by year from perpetual and subscription licenses on page 31.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. Our term license revenue decreased in 2010 compared to 2009 primarily due to more prepayments of term licenses by a few customers in 2009 and the expiration of one term license in 2009. While term license revenue decreased in 2010, the aggregate value of new term license arrangements executed in 2010 was significantly higher than in 2009. As a result, the aggregate value of future payments due under term licenses increased to $90.9 million as of December 31, 2010 compared to $76.3 million as of December 31, 2009 and includes approximately $30.9 million of term license payments that we expect to recognize as revenue in 2011. Our term license revenue in 2011 could be higher than $30.9 million as we complete new term license agreements in 2011 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 31.

A change in the mix between perpetual and term license arrangements executed, which varies based on customer needs, can cause our revenues to vary materially quarter to quarter.

Subscription revenue primarily relates to our arrangements that include a right to unspecified future products and is recognized ratably over the term of the arrangement. The increase in subscription revenue during 2010 compared to 2009 was due to a new customer arrangement that began in the third quarter of 2009 and continued through all of 2010. The timing of scheduled payments under customer arrangements and a change in a customer’s selection of a renewal option can cause our subscription revenue to vary quarter to quarter.

(Dollars in thousands)	Year Ended December 31,		Increase
	2010	2009
Maintenance revenue
Maintenance	$83,878	$50,099	$33,779	67%

The increase in maintenance revenue during 2010 compared to 2009 was primarily due to the $12.1 million in maintenance revenue attributable to the recognition of the fair value of deferred maintenance revenue acquired from Chordiant and the continued increase in the aggregate value of the installed base of our software.

(Dollars in thousands)	Year Ended December 31,				Increase
	2010		2009
Professional services revenue
Consulting services	$126,283	95%	$93,910	96%	$32,373	34%
Training	6,599	5%	4,070	4%	2,529	62%

Total Professional services	$132,882	100%	$97,980	100%	$34,902	36%

Professional services are primarily consulting services related to new license implementations. The increase in consulting services and training revenue during 2010 compared to 2009 was primarily due to a higher demand for these services in North America associated with new license arrangements executed in the later part of 2009 and includes approximately $3.6 million of revenue associated with professional services arrangements existing at the acquisition date of Chordiant.

(Dollars in thousands)	Year Ended December 31,		Increase
	2010	2009
Gross Profit
Software license	$115,536	$115,813	$(277)	n/m
Maintenance	72,837	43,896	28,941	66%
Professional services	19,492	13,367	6,125	46%

Total gross profit	$207,865	$173,076	$34,789	20%

Total gross profit percent	62%	66%
Software license gross profit percent	96%	100%
Maintenance gross profit percent	87%	88%
Professional services gross profit percent	15%	14%

n/m – not meaningful

The decrease in software license gross profit percent during 2010 compared to 2009 was due to the amortization of acquired technology intangibles related to Chordiant.

Gross profit percent for maintenance and professional services during 2010 were relatively unchanged compared to 2009.

(Dollars in thousands)	Year Ended December 31,		Increase
	2010	2009
Amortization of intangibles:
Cost of software license	$4,231	$121	$4,110	n/m
Selling and marketing	3,285	-	3,285	n/m
General and administrative	185	20	165	n/m

	$7,701	$141	$7,560	n/m

n/m – not meaningful

The increase in amortization expense during 2010 compared to 2009 was due to the amortization associated with $88 million of acquired intangible assets recognized as a result of the purchase price allocation of Chordiant. The identifiable intangible assets are expected to be amortized over a weighted-average period of 8.4 years on a straight-line basis.

Operating expenses

(Dollars in thousands)	Year Ended December 31,		Increase
	2010	2009
Selling and marketing
Selling and marketing	$116,230	$74,378	$41,852	56%
As a percent of total revenue	35%	28%
Selling and marketing headcount	377	253	124	49%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as expenses for advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

We significantly increased sales hiring in the first half of 2010 in order to target new accounts across expanded geographies and to create additional sales capacity for future periods. The increase in selling and marketing expenses was primarily due to a $23.3 million increase in compensation and benefit expenses associated with higher headcount, a $3.3 million increase in amortization expense related to the acquired Chordiant customer related intangibles, a $3.9 million increase in travel expenses, a $3.2 million increase in expenses related to marketing programs, including our 2010 PegaWorld user conference. We did not host a PegaWorld conference in 2009. The increase was also due to a $1.0 million increase in contractor services, a $1.0 million increase in telecom expenses, a $0.5 million increase in training expenses and a $0.3 million increase in agency and recruiting expenses.

(Dollars in thousands)	Year Ended December 31,		Increase
	2010	2009
Research and development
Research and development	$55,193	$38,862	$16,331	42%
As a percent of total revenue	16%	15%
Research and development headcount	397	222	175	79%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects growth in our Indian research facility as well as new employees from the Chordiant acquisition. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses during 2010 compared to 2009 was due to an $11.0 million increase in compensation and benefit expenses associated with higher headcount, a $1.4 million increase in engineering contractor expenses, a $0.6 million increase in travel expenses, and a $0.5 million increase in depreciation and equipment related expenses.

(Dollars in thousands)	Year Ended December 31,		Increase
	2010	2009
General and administrative
General and administrative	$25,034	$18,017	$7,017	39%
As a percent of total revenue	7%	7%
General and administrative headcount	180	144	36	25%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with the finance, legal, corporate governance, and other administrative headcount. It also includes accounting, legal, and other professional consulting, and administrative fees. The general and administrative headcount includes employees in human resources, information technology and corporate services departments whose costs are allocated to the rest of our functional departments.

The general and administrative expenses during 2010 include $1.1 million of compensation and benefit expenses for Chordiant employees who were in transitional roles that ended by the end of the third quarter of 2010.

The increase in general and administrative expenses during 2010 compared to 2009 was primarily due to a $2.2 million increase in compensation and benefit expenses associated with higher headcount, a $1.3 million increase in contractor expenses, a $1.2 million increase in professional fees, and a $1.2 million increase in our non-income tax reserves.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include direct and incremental costs associated with an impending or completed acquisition. During 2010, we incurred $5.9 million of acquisition-related costs associated with the Chordiant acquisition. These costs consisted of approximately $3.1 million of due diligence costs and advisory and legal transaction fees, approximately $0.8 million of valuation and tax consulting fees, approximately $1.6 million of legal costs associated with acquired litigation, and approximately $0.4 million of integration and other expenses.

Restructuring costs

Restructuring costs included approximately $6.5 million of severance and related benefit costs recognized during the second and third quarters of 2010 for the reduction of approximately 50 personnel as a result of the integration of Chordiant. These personnel were in redundant roles, primarily in general and administrative functions.

In connection with our evaluation of our combined facilities, we approved a plan to eliminate one redundant facility. We ceased use of this space during the fourth quarter of 2010 and recorded approximately $1.6 million of restructuring expenses, consisting of future lease payments and demising costs, net of estimated sublease income for this space.

Stock-based compensation

We recognize stock-based compensation expense associated with equity awards in our consolidated statements of operations based on the fair value of these awards at the date of grant.

(Dollars in thousands)	Year Ended December 31,		Increase
	2010	2009
Stock-based compensation:
Cost of services	$1,825	$1,096	$729	67%
Operating expenses	4,920	3,577	1,343	38%

Total stock-based compensation before tax	6,745	4,673	$2,072	44%

Income tax benefit	(2,185)	(1,688)

The increase in stock-based compensation expense in 2010 compared to 2009 was primarily due to an increase in the number of employees electing to receive 50% of their corporate incentive compensation plan (“CICP”) in RSUs and in the number of new hire stock-based grants. As of December 31, 2010, we had approximately $9.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to the unvested portion of our equity awards that is expected to be recognized over a weighted-average period of approximately 2.3 years. See Note 13 “Stock-Based Compensation” in the notes to the accompanying audited consolidated financial statements for further information on our stock-based awards.

Non-operating income and (expenses), net

(Dollars in thousands)	Year Ended December 31,		Change
	2010	2009
Foreign currency transaction (loss) gain	$(5,569)	$2,083	$(7,652)	n/m
Interest income, net	883	3,144	(2,261)	(72)%
Installment receivable interest income	255	347	(92)	(27)%
Other income, net	814	22	792	n/m

	$(3,617)	$5,596	$(9,213)	n/m

n/m – not meaningful

Foreign currency transaction losses in 2010 compared to gains in 2009 were due to the significant decrease in the value of the British pound and the Euro relative to the U.S. dollar and the higher total amount of foreign currency denominated net assets held in the U.S. during 2010, consisting primarily of cash and receivables. As a result of our acquisition of Chordiant, we expanded our international operations. We hold U.S. dollars in these foreign operations whose functional currency is the Euro, which partially offsets our exposure to foreign currency transaction losses related to foreign currencies held by our U.S. operating company. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for further discussion of our foreign currency exchange risk.

The decrease in interest income during 2010 compared to 2009 was due to the sale of our marketable securities we used to pay for the Chordiant acquisition.

Other income during 2010 includes a $0.6 million realized gain on the sale of shares of a closely-held private company.

(Benefit) provision for income taxes

The (benefit) provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During 2010 and 2009, we recorded a $0.3 million benefit and a $15.2 million provision, respectively, which resulted in an effective tax rate of (4.9%) and 32.1%, respectively.

During 2010, we recorded a valuation allowance against state credits and a discrete item related to the nondeductible portion of acquisition-related costs we incurred during 2010, which reduced our tax benefit by approximately $2.3 million and $0.7 million, respectively. The consolidation of Chordiant’s operations had a significant impact on our consolidated state apportionment factors. As a result of this change, we recorded a valuation allowance against certain state credits.

Our effective income tax rate for 2009 was below the statutory federal income tax rate due to a $0.8 million benefit related to the current period domestic operating activities, a $0.9 million benefit from tax-exempt income, and a $0.8 million reduction in the Company’s reserve for uncertain tax positions related to the settlement of the Company’s income tax audit with the United Kingdom government and tax positions of prior years for which the statute of limitations had expired. These benefits were partially offset by $0.4 million of permanent differences, primarily related to nondeductible meals and entertainment expenses.

As of December 31, 2010, unrecognized tax benefits totaled approximately $20.3 million, all of which if recognized, would decrease our effective tax rate. However, approximately $11.1 million of these unrecognized tax benefits relate to acquired net operating losses (“NOLs”) and research tax credits, which if recognized, would be subject to limitations on use. We expect that the changes in the unrecognized benefits within the next twelve months will be approximately $2 million and would reduce our effective tax rate.

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

Stock-based compensation

The following table summarizes stock-based compensation expense included in our consolidated statements of operations in 2009 and 2008:

(Dollars in thousands)	Year Ended December 31,		Increase
	2009	2008
Stock-based compensation expense:
Cost of services	$1,096	$995	$101	10%
Operating expenses	3,577	2,537	1,040	41%

Total stock-based compensation before tax	4,673	3,532	$1,141	32%

Income tax benefit	(1,688)	(1,090)

The increase in stock-based compensation expense in 2009 compared to 2008 was primarily due to our periodic stock option grant in December 2008 and new hire stock option grants, partially offset by a decrease in our stock-based compensation as a result of our refining our forfeiture estimate in the second quarter of 2009. As of December 31, 2009, we had approximately $6.7 million of unrecognized stock-based compensation expense related to the unvested portion of all our stock options and RSUs that is expected to be recognized over a weighted-average period of approximately 2.4 years. See Note 13 “Stock-Based Compensation” in the notes to the accompanying audited consolidated financial statements for further information on our stock-based awards.

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

The increase in foreign currency transaction gains resulted primarily from the increase in the value of foreign currency denominated net assets held in the U.S., consisting primarily of cash, receivables, license installments and accounts payable. As a result of the significant increase in the value of the British pound and Euro relative to the U.S. dollar during 2009, we recorded a $2.1 million foreign currency exchange transaction gain as compared to a $4.5 million foreign exchange transaction loss in 2008.

Provision for income taxes

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

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Year Ended December 31,
	2010	2009	2008
Cash provided by (used in):
Operating activities	$18,414	$49,581	$38,399
Investing activities	6,841	(18,163)	(13,764)
Financing activities	(13,251)	(5,049)	(13,354)
Effect of exchange rate on cash	(4,734)	1,401	(1,904)

Net increase in cash and cash equivalents	$7,270	$27,770	$9,377

	As of December 31,
	2010	2009	2008

Total cash, cash equivalents, and marketable securities	$87,251	$202,653	$167,229

We have funded our operations primarily from cash provided by operations and we expect to continue funding our operations in this manner in 2011.

The decrease in cash, cash equivalents, and marketable securities in 2010 compared to 2009 was primarily due to our acquisition of Chordiant, for which we paid $109.2 million in cash, net of approximately $47.6 million of cash acquired. The increase in cash, cash equivalents, and marketable securities in 2009 as compared to 2008 was primarily due to $49.6 million of cash provided by operations offset by $20.9 million in repurchases of our common stock and $4.3 million in dividend payments to our shareholders. Working capital was $71.9 million as of December 31, 2010 compared to $188.6 million as of December 31, 2009.

In connection with our integration plan of Chordiant and the reduction of approximately 50 employees, we paid approximately $3.7 million in severance and related benefit costs during the 2010. We will pay an additional $2.8 million in severance and related benefit costs through the second half of 2012, of which $2.5 million will be paid in 2011. In connection with our elimination of space within one facility, we expect to pay approximately $2.1 million in lease payments and demising costs, net of estimated sublease income, of which approximately $1.2 million will be paid in 2011.

We believe that our current cash, cash equivalents, marketable securities, and cash from operations in 2011 will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds.

Approximately $30.1 million of our total cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The $31.2 million decrease in cash provided by operating activities in 2010 compared to 2009 was primarily due to the decrease in our net income and the $23.9 million increase in accounts receivable. The primary components of cash provided by operations during 2009 was $32.2 million of net income, a $16.3 million increase in accounts payable and accrued expenses due to the timing of payments, and a $5.1 million decrease in license installments for term license arrangements with extended payment terms.

Future Cash Receipts from License Arrangements

The following table summarizes the cash receipts due in connection with our existing license agreements:

As of December 31, (in thousands)	Installment payments for licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)	Other license payments not recorded on the balance sheet (3)
2011	$2,258	$30,920	$21,480
2012	1,318	25,818	9,915
2013	-	17,507	633
2014	-	8,413	724
2015	-	6,650	-
Thereafter	-	1,622	-

Total	3,576	$90,930	$32,752

Unearned installment interest income	(95)

Total license installments receivable, net	$3,481

(1)	These license installment payments have already been recognized as license revenue and are included in short and long-term license installments in the accompanying audited consolidated balance sheet as of December 31, 2010.

(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(3)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash provided by (used in) investing activities

During the first quarter of 2010, we sold our marketable securities to pay for the Chordiant acquisition. During the second quarter of 2010, we paid $109.2 million, net of cash acquired, to complete the Chordiant acquisition. During 2010, we invested $3.6 million in computer equipment, leasehold improvements and furniture and fixtures primarily for our Cambridge location and $1.2 million in capitalized software primarily related to our implementation of an accounting system.

During 2009, cash used in investing activities was primarily for purchases of marketable debt securities of $79.4 million, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $67.3 million.

During 2008, we paid approximately $0.8 million in cash to acquire certain assets of privately held Focus Technology Group, Inc. and a related entity (collectively, “Focus”). In September 2009, the parties to the original Focus asset purchase agreement entered into an amendment of that agreement such that $1.8 million of the original potential contingent consideration was forfeited and $0.3 million of the contingent consideration was earned and paid in January 2010.

Cash used in financing activities

Net cash used in financing activities during 2010, 2009, and 2008 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase up to $80.8 million of our common stock. Purchases under these programs have been made on the open market.

Common stock repurchases

The following table is a summary of our repurchase activity under all of our stock repurchase programs during 2010, 2009, and 2008:

(Dollars in thousands)	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$15,779		$12,862		$1,210
Authorizations		5,750		15,000		30,000
Repurchases paid	294,059	(8,272)	673,066	(11,947)	1,503,551	(17,969)
Repurchases unsettled	538	(20)	3,898	(136)	32,376	(379)

Authorized dollars remaining as of December 31,		$13,237		$15,779		$12,862

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock options exercised and RSUs vested. During 2010 and 2009, equity holders net settled their equity awards representing the right to purchase a total of 889,000 shares and 2,451,000 shares, respectively, of which only 493,000 shares and 1,188,000 shares, respectively, were issued. The balance of the shares was surrendered to us to pay for the exercise price and the applicable taxes. During 2010 and 2009, instead of receiving cash from these equity holders, we withheld shares with a value of $7.0 million and $8.6 million, respectively, for payment of taxes, and $6.7 million and $22.3 million, respectively, for payment of the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during 2010, 2009, and 2008.

Dividends

We declared a cash dividend of $0.12 per share for each of the years ended December 31, 2010, 2009, and 2008 and paid cash dividends of $4.4 million, $4.3 million, and $4.4 million, in 2010, 2009, and 2008, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual obligations

As of December 31, 2010, we had material purchase obligations for customer support and consulting services and payments under operating leases. Our principal administrative, sales, marketing, support, and research and development operations are located in approximately 105,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to our option to extend for two additional five-year periods.

We also lease space for our other offices under non-cancelable leases that expire at various dates through 2020. Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases. The excess of expense over current payments is recorded as deferred rent and included in accrued expenses and other long-term liabilities.

As of December 31, 2010, our known contractual obligations, including future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total	2011	2012 & 2013	2014 & 2015	2016 & Thereafter	Other
Purchase obligations (1)	$1,288	$1,288	$—	$—	$—	$—
Liability for uncertain tax positions (2)	5,434	—	—	—	—	5,434
Operating lease obligations (3)	26,564	7,542	11,197	2,480	5,345	—

Total	$33,286	$8,830	$11,197	$2,480	$5,345	$5,434

(1)	Represents the fixed or minimum amounts due under purchase obligations for customer support and consulting services.

(2)	As of December 31, 2010, our recorded liability for uncertain tax positions was approximately $5.4 million. We are unable to reasonably estimate the timing of the cash outflow due to uncertainties in the timing of the effective settlement of tax positions.

(3)	Includes deferred rent of approximately $1.3 million included in accrued expenses and approximately $1.1 million in other long-term liabilities in the accompanying audited consolidated balance sheet as of December 31, 2010.

CRITICAL ACCOUNTING POLICIES, SIGNIFICANT JUDGMENTS AND ESTIMATES

Management’s discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the SEC for annual financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Revenue recognition

Our revenue is derived from software licenses, maintenance fees related to our software licenses, and professional services. Our license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements, including professional consulting services, training, and software maintenance services.

Software revenue recognition requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements and recognized as those elements are delivered. Any remaining portion of the total arrangement fee is then allocated to the software license, the delivered element. Revenue is recognized for each element when all of the revenue recognition criteria have been met.

Changes in the mix of the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.

Before we can recognize revenue, the following four basic criteria must be met:

• Persuasive evidence of an arrangement—As evidence of the existence of an arrangement, we use a contract signed by the customer for software licenses and a statement of work for professional services.

• Delivery of product—Software is delivered electronically or shipped via disk media.

• Fee is fixed or determinable—We assess whether a fee is fixed or determinable at the outset of the arrangement. In addition, we assess whether contract modifications to an existing term arrangement constitute a concession. Our software license agreements do not include a right of return.

• Collection of fee is probable—We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history, its current creditworthiness, economic conditions in the customer’s industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

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

Until 2005, the majority of our term license arrangements were larger agreements with extended payment terms that did not typically result in follow-on license agreements. We have a history of successfully collecting payments under the original payment terms, therefore for these arrangements, we have recognized the present value of the future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under these agreements (equal to the difference between the total license payments and the discounted present value of those payments) was initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used were estimates of customers’ borrowing rates at the time of recognition, typically below prime rate. As of December 31, 2010, the discount rates associated with the remaining installment receivables ranged from 4.00% to 6.50%. As of December 31, 2010, the remaining balance of these installment receivables totaled approximately $3.5 million as summarized in the table on page 31.

For licensing arrangements that include a right to unspecified future products, fees are accounted for as subscriptions and the revenue is recognized ratably over the term of the arrangement.

Maintenance revenues

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is deferred and recognized ratably over the term of the support period, which is generally one year and subject to annual renewals. Perpetual license maintenance obligations are based on separately stated renewal rates in the arrangement that are substantive and therefore represent VSOE of fair value. Term license arrangements include separately stated maintenance fees and the Company uses separate sales to determine VSOE of fair value.

Professional services revenues

Our services revenue is comprised of fees for consulting services, including software implementation, training, and reimbursable expenses. Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Revenue from “stand-alone” training services and consulting services under time and materials contracts is recognized as services are performed. We have VSOE of fair value for our training services and consulting services under time and materials contracts in North America and Europe, other than Spain.

Consulting services may be provided on a fixed-price basis. We do not have VSOE of fair value for fixed-price services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the software, and when services, including maintenance, are the only undelivered element, we recognize the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In the past, in a limited number of our arrangements, the fixed-price services were essential to the arrangement because we made significant alterations to the functionality of the software or built complex interfaces necessary for the software to be functional in the customer’s environment. We have not been able to make reasonably dependable estimates for the purpose of determining our progress to completion, as we have limited experience with these types of unique and complex arrangements. Accordingly, when the fixed-price services are essential to the arrangement, all revenue and costs are deferred until the completion of the fixed-price services under the completed contract method. Revenue from fixed-price services that are not bundled with a software license is generally recognized ratably during the service period, which is typically less than four months.

Revenue from stand-alone sales of Pega Cloud, our platform-as-a-service offering, is recognized ratably over the term of the service.

Warranties and Indemnification

We warrant to our customers that our software products will conform to documented specifications for a limited period. We have not experienced significant claims related to software warranties beyond the scope of maintenance support, which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2010, we had not experienced any material losses related to these indemnification obligations and no material claims were outstanding, other than as discussed in Note 11 “Commitments and Contingencies” in the accompanying notes to the audited consolidated financial statements. The Company is currently defending claims related to certain software that was assumed in the acquisition of Chordiant.

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

We record allowances for estimates of sales credit memos for services rendered. We base these estimates on historical analyses of sales credit memos and assumptions about future events and experience with customer disputes. If we used different assumptions in calculating the allowance, adjustments would be reflected as changes to revenue.

Goodwill and Intangible Assets Impairment

Goodwill represents the residual purchase price paid in a business combination after all identified assets and liabilities have been recorded. Goodwill is not amortized, but is tested annually, in the fourth quarter, for impairment by the fair value model at a reporting unit level. If the fair value of the reporting unit is less than its carrying amount, we would determine the implied fair value of the goodwill and evaluate if it is impaired.

We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In evaluating potential impairment of these assets, we specifically consider whether any indicators of impairment are present, including, but not limited to:

●	whether there has been a significant adverse change in the business climate that affects the value of an asset;

●	whether there has been a significant change in the extent or manner in which an asset is used; and

●	whether there is an expectation that the asset will be sold or disposed of before the end of its originally estimated useful life.

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

Valuation of Acquired Intangible Assets

In connection with our acquisition of Chordiant and our preliminary purchase price allocation, we recorded $88 million of intangible assets, relating principally to customer related intangible assets and acquired technology. The valuation process used to calculate the values assigned to these acquired intangible assets is complex and involves significant estimation relative to our financial projections. The principal component of the valuation process is the determination of discounted future cash flows, which are based on a number of estimates and assumptions. There is inherent uncertainty involved with this estimation process. The estimates and assumptions that are most sensitive include, but are not limited to:

●	the selection of an appropriate discount rate;

●	the required return on all assets employed by the valued asset to generate future income;

●	our projected overall revenue growth and mix of revenue from a market participant’s perspective;

●	our gross margin estimates (which are highly dependent on our mix of revenue);

●	our technology life cycles;

●	the attrition rate of our customers;

●	our planned level of operating expenses.

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

We have preliminarily determined that we may utilize approximately $150.8 million of acquired Chordiant federal and foreign net operating losses (“NOLs”). The acquired federal NOLs are subject to annual limitations through 2029. As a result of the preliminary purchase price allocation, we recorded deferred tax assets of approximately $52.3 million related to these acquired NOLs. If our taxable income is not consistent with our expectations or the timing of income is not within the applicable carryforward period, we may be required to establish a valuation allowance on all or a portion of these deferred tax assets.

We assess our income tax positions and record tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. We classify liabilities for uncertain tax positions as non-current liabilities unless the uncertainty is expected to be resolved within one year. We classify interest and penalties on uncertain tax positions as income tax expense.

As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with our subsidiaries and nexus and tax credit estimates. In addition, the calculation of acquired tax attributes and the associated limitations are complex. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability for such outcomes.

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

See Note 14 “Income Taxes” in the notes to the accompanying audited consolidated financial statements for further information.

Stock-based compensation

We recognize stock-based compensation expense associated with equity awards in our consolidated statements of operations based on the fair value of these awards at the date of grant. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and is adjusted each period for anticipated forfeitures. We recognize stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant.

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

The choice of a valuation model, and the underlying assumptions used in applying that model, involves significant judgment. Our judgment reflects our assessment of the most accurate method of valuing the stock options we issue based on our historical experience, knowledge of current conditions, and beliefs of what could occur in the future given available information. Our judgment could change over time as additional information becomes available to us, or the facts underlying our assumptions change over time, and any change in our judgments could have a material effect on our financial statements.

See Note 13 “Stock-Based Compensation” in the notes to the accompanying audited consolidated financial statements for further information.

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

Foreign currency exposure

We derived approximately 41%, 34%, and 38%, of our total revenue from sales to customers based outside of the U.S. in 2010, 2009, and 2008, respectively. Our international license and professional services sales have increasingly become denominated in foreign currencies. However, the operating expenses of our foreign operations are also primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Our U.S. operating company invoices most of our foreign customers in foreign currencies, so it holds cash and receivables valued in these foreign currencies. Our U.S. operating company’s functional currency is the U.S. dollar. Therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in our consolidated statements of operations. In addition, we have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate fluctuation, which are recorded as foreign currency transaction gains or (losses) in our consolidated statements of operations.

As a result of our acquisition of Chordiant, we have expanded our international operations. We hold U.S. dollars in these foreign operations whose functional currency is the Euro, which partially offsets our exposure to foreign currency transaction losses related to foreign currencies held by our U.S. operating company. As of December 31, 2010, we held cash and receivables subject to foreign currency transaction gains or losses with a net carrying value of approximately $27.1 million. A ten percent change in the foreign currency exchange rates as of December 31, 2010 would have changed the net carrying value of our net monetary assets by approximately $2.7 million as of that date with a corresponding currency gain (loss) recognized in our consolidated statement of operations. During 2010, we recorded a $5.6 million foreign currency transaction loss due to the decrease in the value of our net monetary assets held in foreign currencies, primarily the Euro and British pound, relative to the U.S. dollar.

Interest rate exposure

During the first quarter of 2010, we sold our marketable securities to pay for the Chordiant acquisition. During the second quarter of 2010, we paid approximately $109.2 million in cash, net of approximately $47.6 million in cash acquired to complete the Chordiant acquisition. As of December 31, 2010, we had $14.3 million of cash equivalents, which were primarily liquid money market funds, and $16.1 million of marketable debt securities, which consisted of government sponsored enterprise bonds, corporate bonds, and municipal bonds. Due to the highly liquid nature of these investments, we are not subject to significant interest rate risk.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pegasystems Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 16, 2011

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$71,127	$63,857
Marketable securities	16,124	138,796

Total cash, cash equivalents, and marketable securities	87,251	202,653
Trade accounts receivable, net of allowance of $1,159 and $649	77,638	39,396
Short-term license installments	2,258	2,829
Deferred income taxes	5,466	2,523
Income taxes receivable	9,266	5,046
Other current assets	5,121	3,794

Total current assets	187,000	256,241
Long-term license installments, net of unearned interest income	1,223	2,976
Property and equipment, net	11,010	8,931
Long-term deferred income taxes	32,729	7,515
Long-term other assets	2,217	1,195
Intangible assets, net	80,684	336
Goodwill	22,618	2,391

Total assets	$337,481	$279,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,286	$4,791
Accrued expenses	24,742	6,748
Accrued compensation and related expenses	27,125	23,280
Deferred revenue	56,903	32,870

Total current liabilities	115,056	67,689
Income taxes payable	5,783	4,828
Long-term deferred revenue	17,751	—
Other long-term liabilities	3,221	1,849

Total liabilities	141,811	74,366

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 37,250 shares and 36,818 shares issued and outstanding	372	368
Additional paid-in capital	122,607	121,389
Retained earnings	71,431	81,776
Accumulated other comprehensive income:
Net unrealized (loss) gain on available-for-sale marketable securities	(36)	539
Foreign currency translation adjustments	1,296	1,147

Total stockholders’ equity	195,670	205,219

Total liabilities and stockholders’ equity	$337,481	$279,585

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Revenue:
Software license	$119,839	$115,934	$76,572
Maintenance	83,878	50,099	40,115
Professional services	132,882	97,980	94,960

Total revenue	336,599	264,013	211,647

Cost of revenue:
Cost of software license	4,303	121	95
Cost of maintenance	11,041	6,203	5,390
Cost of professional services	113,390	84,613	76,272

Total cost of revenue	128,734	90,937	81,757

Gross profit	207,865	173,076	129,890

Selling and marketing	116,230	74,378	63,799
Research and development	55,193	38,862	31,472
General and administrative	25,034	18,017	20,140
Acquisition-related costs	5,924	—	—
Restructuring costs	8,064	—	—

Total operating expenses	210,445	131,257	115,411

(Loss) income from operations	(2,580)	41,819	14,479
Foreign currency transaction (loss) gain	(5,569)	2,083	(4,537)
Interest income, net	883	3,144	5,029
License installment receivable interest income	255	347	597
Other income, net	814	22	104

(Loss) income before (benefit) provision for income taxes	(6,197)	47,415	15,672
(Benefit) provision for income taxes	(306)	15,203	4,695

Net (loss) income	$(5,891)	$32,212	$10,977

Net (loss) earnings per share
Basic	$(0.16)	$0.89	$0.30

Diluted	$(0.16)	$0.85	$0.29

Weighted-average number of common shares outstanding
Basic	37,031	36,208	36,146
Diluted	37,031	38,113	37,605
Cash dividends declared per share	$0.12	$0.12	$0.12

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock-holders’ Equity
	Number of Shares	Amount
Balance at December 31, 2007	36,192	$362	$123,401	$47,321	$1,860	$172,944
Repurchase of common stock	(1,536)	(15)	(18,333)	—	—	(18,348)
Issuance of common stock for share-based compensation plans	1,108	11	5,806	—	—	5,817
Issuance of stock under Employee Stock Purchase Plan	24	—	265	—	—	265
Stock-based compensation expense	22	—	3,532	—	—	3,532
Tax benefit from exercise of stock options net of deferred tax asset deficiencies of $216	—	—	3,255	—	—	3,255
Cash dividends declared ($0.12 per share)	—	—	—	(4,363)	—	(4,363)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(2,020)	(2,020)
Net unrealized holding gain on investments available-for-sale, net of tax $2	—	—	—	—	1,055	1,055
Net income	—	—	—	10,977	—	10,977

Total comprehensive income						$10,012

Balance at December 31, 2008	35,810	358	117,926	53,935	895	173,114
Repurchase of common stock	(677)	(7)	(12,076)	—	—	(12,083)
Issuance of common stock for share-based compensation plans	1,645	17	(4,140)	—	—	(4,123)
Issuance of stock under Employee Stock Purchase Plan	15	—	335	—	—	335
Exercise of common stock warrants	7		—			—
Issuance of stock awards	18		454			454
Stock-based compensation expense	—	—	4,219	—	—	4,219
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $740	—	—	14,671	—	—	14,671
Cash dividends declared ($0.12 per share)	—	—	—	(4,371)	—	(4,371)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	1,314	1,314
Net unrealized holding gain on investments available-for-sale, net of tax of $45	—	—	—	—	(523)	(523)
Net income	—	—	—	32,212	—	32,212

Total comprehensive income						$33,003

Balance at December 31, 2009	36,818	368	121,389	81,776	1,686	205,219
Repurchase of common stock	(295)	(3)	(8,289)	—	—	(8,292)
Issuance of common stock for share-based compensation plans	690	7	(4,720)	—	—	(4,713)
Issuance of stock under Employee Stock Purchase Plan	22	—	595	—	—	595
Issuance of stock awards	15		420			420
Stock-based compensation expense	—	—	6,325	—	—	6,325
Value of stock options issued for acquisition of Chordiant	—	—	3,519	—	—	3,519
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $351	—	—	3,368	—	—	3,368
Cash dividends declared ($0.12 per share)	—	—	—	(4,454)	—	(4,454)
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	149	149
Unrealized loss on securities:
Net unrealized holding loss on investments available-for-sale, net of tax of $19	—	—	—	—	(338)	(338)
Less: reclassifications adjustment for gains included in net loss, net of tax of $5					(237)	(237)
Net loss	—	—	—	(5,891)	—	(5,891)

Total comprehensive loss						$(6,317)

Balance at December 31, 2010	37,250	$372	$122,607	$71,431	$1,260	$195,670

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2010	2009	2008
Operating activities:
Net (loss) income	$(5,891)	$32,212	$10,977
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(3,719)	(15,411)	(3,471)
Deferred income taxes	(1,574)	1,413	(3,806)
Depreciation and amortization	10,838	2,801	2,153
Amortization of investments	994	3,910	2,108
Stock-based compensation expense	6,745	4,673	3,532
Foreign currency transaction loss	4,753	-	-
Gain on sale of investments	(242)	(1)	(84)
Loss on disposal of equipment	147	114	98
Change in operating assets and liabilities:
Trade accounts receivable	(23,935)	3,405	3,121
License installments	2,324	5,053	16,592
Income taxes receivable and other current assets	(1,217)	(4,544)	448
Accounts payable and accrued expenses	4,515	16,311	7,396
Deferred revenue	23,927	639	(947)
Other long-term assets and liabilities	749	(994)	282

Cash provided by operating activities	18,414	49,581	38,399

Investing activities:
Purchases of marketable securities	(73,619)	(79,447)	(194,474)
Proceeds from sales, maturities and called marketable securities	195,686	67,327	185,558
Payments for 2010 acquisition, net of cash acquired	(109,228)	—	—
Payments for 2008 acquisition	(250)	—	(798)
Investment in property and equipment	(5,748)	(6,043)	(4,050)

Cash provided by (used in) investing activities	6,841	(18,163)	(13,764)

Financing activities:
Issuance of common stock for share-based compensation plans	2,268	4,473	6,720
Proceeds from sale of stock under Employee Stock Purchase Plan	595	335	265
Excess tax benefits from exercise or vesting of equity awards	3,719	15,411	3,471
Dividend payments to shareholders	(4,441)	(4,346)	(4,368)
Common stock repurchases for tax withholdings for net settlement of equity awards	(6,984)	(8,596)	(904)
Common stock repurchases under share repurchase programs	(8,408)	(12,326)	(18,538)

Cash used in financing activities	(13,251)	(5,049)	(13,354)

Effect of exchange rate on cash and cash equivalents	(4,734)	1,401	(1,904)

Net increase in cash and cash equivalents	7,270	27,770	9,377
Cash and cash equivalents, beginning of year	63,857	36,087	26,710

Cash and cash equivalents, end of year	$71,127	$63,857	$36,087

Supplemental disclosures:
Income taxes paid	$1,582	$7,024	$4,956
Non-cash investing and financing activity:
Dividends payable	$1,118	$1,105	$1,080
Repurchases of common stock unsettled	$20	$136	$379
Contingent consideration payable	$-	$250	$-

See notes to consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

(a) Business

The Company develops, markets, licenses, and supports software to automate complex, changing business processes. The Company provides implementation, consulting, training, and technical support services to facilitate the use of its software.

(b) Management estimates and reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Accounts with reported amounts based on significant estimates and judgments include revenue, allowance for sales credit memos, deferred income taxes, income taxes payable, intangible assets, goodwill, accrued expenses, deferred revenue, and stock-based compensation.

(c) Principles of consolidation

The consolidated financial statements include Pegasystems Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

(d) Reclassifications

The Company combined certain captions within the investing section of its consolidated statement of cash flows to conform to the current period presentation. The combining of these captions did not have any impact on the total cash used in investing activities.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue recognition

The Company’s revenue is derived from software licenses, maintenance fees related to the Company’s software licenses, and professional services. The Company’s license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements, including professional consulting services, training, and software maintenance services.

Software revenue recognition requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements and recognized as those elements are delivered. Any remaining portion of the total arrangement fee is then allocated to the software license, the delivered element. Before we can recognize revenue, the following four basic criteria must be met:

•

Persuasive evidence of an arrangement—As evidence of the existence of an arrangement, we use a contract signed by the customer for software licenses and maintenance, and a statement of work for professional services.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Delivery of product—Software is delivered electronically or shipped via disk media.

•

Fee is fixed or determinable—We assess whether a fee is fixed or determinable at the outset of the arrangement. In addition, we assess whether contract modifications to an existing term arrangement constitute a concession. Our software license agreements do not include a right of return.

•

Collection of fee is probable—We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history, its current creditworthiness, economic conditions in the customer’s industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

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

Until 2005, the majority of the Company’s term license arrangements were larger agreements with extended payment terms that did not typically result in follow-on license agreements. The Company has a history of successfully collecting payments under the original payment terms, therefore for these arrangements, the Company has recognized the present value of the future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition have been met. A portion of the license fees payable under these agreements (equal to the difference between the total license payments and the discounted present value of those payments) was initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. For purposes of the present value calculations, the discount rates used were estimates of customers’ borrowing rates at the time of recognition, typically below prime rate. As of December 31, 2010, the discount rates associated with the remaining installment receivables ranged from 4.00% to 6.50%.

For licensing arrangements that include a right to unspecified future products, fees are accounted for as subscriptions and the revenue is recognized ratably over the term of the arrangement.

Maintenance revenues

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is deferred and recognized ratably over the term of the support period, which is generally one year and subject to annual renewals. Perpetual license maintenance obligations are based on separately stated renewal rates in the arrangement that are substantive and therefore represent VSOE of fair

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value. Term license arrangements include separately stated maintenance fees and the Company uses separate sales to determine VSOE of fair value.

Professional services revenues

The Company’s services revenue is comprised of fees for training, consulting services including software implementation, and reimbursable expenses. Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Revenue from “stand-alone” training services and consulting services under time and materials contracts is recognized as services are performed. The Company has VSOE of fair value for our training services and consulting services under time and materials contracts in North America and Europe, other than Spain.

Consulting services may be provided on a fixed-price basis. The Company does not have VSOE of fair value for fixed-price services. When fixed-price services are part of a multiple element arrangement, and the services are not essential to the functionality of the software, and when services including maintenance, are the only undelivered element, the Company recognizes the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. In the past, in a limited number of the Company’s arrangements, the fixed-price services were essential to the arrangement because the Company made significant alterations to the functionality of the software or built complex interfaces necessary for the software to be functional in the customer’s environment. The Company has not been able to make reasonably dependable estimates for the purpose of determining the Company’s progress to completion, as the Company has limited experience with these types of unique and complex arrangements. Accordingly, when the fixed-price services are essential to the arrangement, all revenue and costs are deferred until the completion of the fixed-price services under the completed contract method. Revenue from fixed-price services that are not bundled with a software license is generally recognized ratably during the service period, which is typically less than four months.

Revenue from stand-alone sales of Pega Cloud, the Company’s platform-as-a-service offering, is recognized ratably over the term of the service.

Warranties and Indemnification

The Company warrants to its customers that its software products will conform to documented specifications for a limited period. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which it is already obligated to provide, and consequently it has not established reserves for warranty obligations.

The Company’s agreements with customers generally require it to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2010, the Company had not experienced any material losses related to these indemnification obligations and no material claims were outstanding, other than as discussed in Note 11 “Commitments and Contingencies”. The Company is currently defending claims related to certain software that was assumed in the acquisition of Chordiant.

Deferred revenue

Deferred software license revenue typically results from customer specific acceptance provisions and other arrangements for which all of the criteria to recognize revenue have not been met. Deferred maintenance

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company records allowances for estimates of sales credit memos for services rendered. The Company bases these estimates on historical analyses of sales credit memos and assumptions about future events and experience with customer disputes. If the Company experienced actual results that were different than those used in determining the assumptions in calculating the allowance, adjustments to the allowance would be reflected as changes to revenue.

(b) Fair value of financial instruments

The principal financial instruments held by the Company consist of cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying value of these instruments approximates their fair value. See Note 3 “Marketable Securities” and Note 4 “Fair Value Measurements” for further discussion of financial instruments that are carried at fair value on a recurring basis.

(c) Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are three years for equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the lesser of the term of the lease or the useful life of the asset. Repairs and maintenance costs are expensed as incurred.

The Company capitalizes and amortizes certain direct costs associated with computer software developed or purchased for internal use. The Company amortizes capitalized software costs generally over three to five years commencing on the date the software is placed into service. During 2010 and 2009, the Company capitalized $0.7 million and $0.5 million of computer software costs related to the Company’s implementation of an accounting system for internal use. During 2008, the Company did not capitalize any costs for computer software developed for internal use.

(d) Goodwill

Goodwill represents the residual purchase price paid in a business combination after all identified assets and liabilities have been recorded. Goodwill is not amortized, but is tested annually in the fourth quarter for impairment or between annual tests if indicators of potential impairment exist. To test for impairment, the Company compares the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company performed its annual impairment test in 2010, 2009, and 2008 and determined that goodwill was not impaired.

(e) Intangible Assets

All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful life, which ranges from one to nine years. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If an impairment exists, the Company calculates the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows. The Company has not recorded any impairments in 2010, 2009, or 2008.

(f) Research and development and software costs

Research and development costs are expensed as incurred. Capitalization of computer software developed for resale begins upon the establishment of technological feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date as technological feasibility is established within a short timeframe from the software’s general availability and, as a result, no costs were capitalized during 2010, 2009, and 2008.

(g) Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with equity awards based on the fair value of these awards at the grant date. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and is adjusted each period for anticipated forfeitures. The Company recognizes stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant. See Note 13 “Stock-based Compensation” for discussion of the Company’s key assumptions included in determining the fair value of its equity awards at grant date.

(h) Acquisition-related costs

Acquisition-related costs are expensed as incurred and include direct and incremental costs associated with an impending or completed acquisition. During 2010, the Company incurred $5.9 million of acquisition-related costs associated with its acquisition of Chordiant Software, Inc. (“Chordiant”). These costs consisted of approximately $3.1 million of due diligence costs and advisory and legal transaction fees, approximately $0.8 million of valuation and tax consulting fees, $1.6 million of legal costs associated with the assumed litigation, and $0.4 million of integration and other expenses. See Note 7 “Acquisition, Goodwill and Intangibles” for further discussion of the acquisition.

(i) Restructuring costs

Restructuring costs include severance and related benefit costs for the reduction of personnel during the second and third quarter of 2010 related to the Chordiant acquisition. They also include future lease payments and demising costs, net of estimated sublease income, for the elimination of space within one facility. See Note 10 “Accrued Restructuring Costs” for further detail.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j) Foreign currency translation

The translation of assets and liabilities for the majority of the Company’s foreign subsidiaries is made at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected in accumulated other comprehensive income. Our India subsidiary uses the U.S. dollar as its functional currency, therefore, its monetary assets and liabilities are remeasured at current rates and its non-monetary assets are recorded at historical exchange rates. Realized and unrealized exchange gains or losses from transactions and remeasurement adjustments are reflected in foreign currency transaction (loss) gain, in the accompanying consolidated statements of operations.

(k) Accounting for Income Taxes

The Company recognizes deferred tax assets and liabilities due to temporary differences between the book and tax bases of recorded assets and liabilities. Future realization of the Company’s deferred tax assets ultimately depends on the existence of sufficient taxable income within the available carryback or carryforward periods. Sources of taxable income include future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback years, and tax planning strategies. The Company records a valuation allowance to reduce its deferred tax assets to an amount it believes is more-likely-than-not to be realized. Changes in the valuation allowance impacts income tax expense in the period of adjustment. The Company’s deferred tax valuation allowance requires significant judgment and uncertainties, including assumptions about future taxable income that are based on historical and projected information. The Company recognizes excess tax benefits when they are realized through a reduction in income taxes payable using the with and without method.

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The Company classifies liabilities for uncertain tax positions as non-current liabilities unless the uncertainty is expected to be resolved within one year. The Company classifies interest and penalties on uncertain tax positions as income tax expense.

As a global company, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries and nexus and tax credit estimates. In addition, the calculation of acquired tax attributes and the associated limitations are complex. See Note 14 “Income Taxes” for further information.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	MARKETABLE SECURITIES

(in thousands)	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Government sponsored enterprise bonds	$5,601	1	(9)	$5,593
Corporate bonds	5,468	—	(49)	5,419
Commercial paper	2,999	—	(1)	2,998
Municipal bonds	2,114	—	—	2,114

Marketable securities	$16,182	1	(59)	$16,124

(in thousands)	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$112,127	601	(5)	$112,723
Government sponsored enterprise bonds	19,650	17	(107)	19,560
Corporate bonds	6,517	—	(4)	6,513

Marketable securities	$138,294	618	(116)	$138,796

The Company considers debt securities with maturities of three months or less when purchased, to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

As of December 31, 2010, remaining maturities of marketable debt securities ranged from January 2011 to November 2013, with a weighted-average remaining maturity of approximately 17 months. Proceeds from available-for-sale securities that were sold during 2010 were $161.3 million with gross realized gains of approximately $0.4 million and $0.1 million gross realized losses. Proceeds from available-for-sale securities that were sold during 2008 were $93.9 million with gross realized gains of $0.3 million and gross realized losses of $0.2 million. The Company did not sell any of its marketable debt securities in 2009. Specific identification of the individual securities was used to determine the basis on which the gain or loss was calculated.

4.	FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the fair value measurements, a three-tier fair value hierarchy, which classifies the fair value measurements based on the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs that are observable either directly or indirectly; and (Level 3) significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company records its marketable securities at fair value.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investments classified within Level 1 of the fair value hierarchy are valued using quoted market prices. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk.

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$14,342	$14,342	$—

Marketable securities:
Government sponsored enterprise bonds	$5,593	$-	$5,593
Corporate bonds	5,419	5,419	—
Commercial paper	2,998	—	2,998
Municipal bonds	2,114	—	2,114

Total marketable securities	$16,124	$5,419	$10,705

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$9,880	$9,880	$—

Marketable securities:
Municipal bonds	$112,723	$27,152	$85,571
Government sponsored enterprise bonds	19,560	—	19,560
Corporate bonds	6,513	6,513	—

Total marketable securities	$138,796	$33,665	$105,131

Assets Measured at Fair Value on a Nonrecurring Basis

Assets not recorded at fair value on a recurring basis, such as property and equipment, and intangible assets are recognized at fair value when they are impaired. During 2010, 2009, and 2008, the Company did not recognize any nonrecurring fair value measurements from impairments. The Company recorded assets acquired and liabilities assumed related to its acquisition of Chordiant at fair value as described in Note 7 “Acquisition, Goodwill, and Other Intangible Assets.”

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Unbilled trade accounts receivable relate to services earned under time and material arrangements, maintenance and license arrangements that had not been invoiced as of December 31, 2010 and December 31, 2009, respectively.

(in thousands)	December 31, 2010	December 31, 2009
Trade accounts receivable	$65,373	$32,042
Unbilled accounts receivable	13,424	8,003

Total accounts receivable	78,797	40,045

Allowance for sales credit memos	(1,027)	(540)
Allowance for doubtful accounts	(132)	(109)

Total allowance	(1,159)	(649)

	$77,638	$39,396

The Company records an allowance for estimates of potential sales credit memos when the related revenue is recorded and reviews this allowance periodically. The following reflects the activity of the allowance for sales credit memos for each of three years ended December 31:

(in thousands)	2010	2009	2008
Balance at beginning of year	$540	$1,125	$986
Provision for credit memos	3,050	2,600	1,777
Credit memos issued	(2,563)	(3,185)	(1,638)

	$1,027	$540	$1,125

6.	PROPERTY AND EQUIPMENT

(in thousands)	December 31, 2010	December 31, 2009
Computer equipment	$8,550	$6,654
Leasehold improvements	7,242	5,714
Computer software purchased	3,079	1,342
Furniture and fixtures	2,736	2,227
Computer software developed for internal use	721	721
Fixed assets in progress	626	694

	22,954	17,352
Less: accumulated depreciation and amortization	(11,944)	(8,421)

Property and equipment, net	$11,010	$8,931

As of December 31, 2010, the majority of fixed assets in progress are leasehold improvement costs related to the Company’s expansion of its existing office in Hyderabad, India.

Depreciation and amortization expense was approximately $4.3 million, $2.8 million, and $2.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	ACQUISITION, GOODWILL, AND OTHER INTANGIBLE ASSETS

Chordiant Acquisition

On April 21, 2010, the Company acquired all of the outstanding shares of common stock of Chordiant, a leading provider of customer relationship management (“CRM”) software and services with a focus on improving customer experiences through decision technology. The aggregate purchase price for Chordiant was approximately $160.3 million, consisting of $156.8 million in cash and stock options with a fair value of $3.5 million. The Company issued approximately 241,000 stock options as replacement of outstanding Chordiant stock options at the acquisition date. The majority of the fair value of these stock options was recorded as purchase price based on the portion of the awards related to pre-combination services. The compensation expense associated with the portion of the replacement awards related to post-combination services totaled $0.2 million and will be recognized as compensation expense over the remaining service period. The Company has expensed all transaction costs, as described in Note 2 “Significant Accounting Policies.” These costs have been included in acquisition-related costs in the accompanying consolidated statement of operations.

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

The operations of Chordiant are included in the Company’s operating results from the date of acquisition. Due to the rapid integration of the products, sales force, and operations of Chordiant, other than the maintenance revenue attributable to the recognition of the fair value of acquired deferred maintenance revenue and professional services revenue attributable to arrangements existing at the acquisition date, it is no longer feasible for the Company to identify revenue from new arrangements attributable to Chordiant.

The valuation of acquired tax assets, uncertain tax liabilities, and certain accrued liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related recoverable deferred tax assets. During the third quarter of 2010, the Company preliminarily determined that it may utilize approximately $146 million of acquired Chordiant federal net operating losses (“NOLs”), which are subject to annual limitations through 2029. As a result of this determination and other tax related adjustments, the Company updated its purchase price allocation in the third quarter of 2010 and recorded a $31.5 million increase in net deferred tax assets, a $0.3 million decrease in accrued federal income taxes, a decrease of $2.4 million in acquired intangible assets, and a $29.4 million decrease in goodwill. During the fourth quarter of 2010, the Company recorded a valuation adjustment on certain acquired foreign NOLs, preliminarily determined it may utilize a total of $150.8 million of acquired Chordiant federal and foreign NOLs, and recorded additional assumed liabilities. As a result of these changes, the Company recorded a $1.8 million increase in net deferred tax assets, a $3.4 million increase to accrued liabilities, and a $0.6 million decrease to long-term liabilities, which resulted in a $1.0 million net increase to goodwill.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, as a result of the purchase price allocation, the Company recognized approximately $20.2 million of goodwill, which is primarily due to the expected synergies of the combined entities and the workforce in place. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the preliminary purchase price allocation for the acquisition of Chordiant is as follows:

(in thousands)
Total purchase consideration:
Cash	$156,832
Stock options	3,519

Total purchase consideration	$160,351

Allocation of the purchase consideration:
Cash	$47,604
Accounts receivable, net of allowance	14,231
Other assets	2,661
Property and equipment	753
Deferred tax assets, net	26,583
Identifiable intangible assets	88,049
Goodwill	20,227
Accounts payable	(5,303)
Accrued liabilities	(13,878)
Deferred maintenance revenue	(17,863)
Long-term liabilities	(2,713)

Net assets acquired	$160,351

The valuation of the assumed deferred maintenance revenue was based on the Company’s contractual commitment to provide post-contract customer support to Chordiant customers. The fair value of this assumed liability was based on the estimated cost plus a reasonable margin to fulfill these service obligations. The majority of the deferred revenue is expected to be recognized in the 12 months following the acquisition.

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired customer related intangible assets, technology and tradename. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company’s estimates of contract renewal, technology attrition and revenue growth projections.

The values for specifically identifiable intangible assets, by major asset class, are as follows:

(in thousands)		Weighted-average amortization period (in years)
Customer related intangible assets	$44,355	9
Technology	43,446	8
Trade name	248	1

	$88,049	8.4

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Pro forma Information

The following pro forma financial information presents the combined results of operations of the Company and Chordiant as if the acquisition had occurred on January 1, 2009 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Chordiant acquisition, factually determinable, and expected to have a continuing impact on the Company. These pro forma adjustments include a reduction of historical Chordiant revenue for fair value adjustments related to acquired deferred revenue and elimination of deferred costs associated with revenue, a net increase in amortization expense to eliminate historical amortization of Chordiant intangible assets and to record amortization expense for the $88 million of acquired identifiable intangibles, and a decrease in interest income as a result of the cash paid for the acquisition. The pro forma financial information for 2010 includes approximately $8.5 million of acquisition-related costs, including transaction costs incurred by the Company and Chordiant. The pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated as of January 1, 2009.

	Pro Forma Twelve Months Ended December 31,
	2010	2009
Revenue	$355,433	$323,478
Net (loss) income	(21,890)	5,490
Net (loss) income per basic share	$(0.59)	$0.15

Net (loss) income per diluted share	$(0.59)	$0.14

Goodwill and Intangibles

The Company operates in one operating segment, business process solutions, for which discrete financial information is available and its performance is evaluated regularly by the CEO, who is the chief operating decision maker. The Company has one reporting unit, the fair value of which, is evaluated annually to determine whether goodwill is impaired.

The following table presents the changes in the carrying amount of goodwill:

(in thousands)	2010	2009
Balance as of January 1,	$2,391	$2,141
Goodwill acquired during the year	20,227	—
Adjustment to goodwill balance	—	250

Balance as of December 31,	$22,618	$2,391

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from one to nine years. The technology designs and non-compete agreements are being amortized over their estimated useful lives of four and five years, respectively.

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2010
Customer related intangibles	$44,355	$(3,286)	$41,069
Technology	43,446	(4,108)	39,338
Trade name	248	(165)	83
Technology designs	490	(340)	150
Non-compete agreements	100	(56)	44
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(9,355)	$80,684

As of December 31, 2009
Technology designs	$490	$(218)	$272
Non-compete agreements	100	(36)	64
Intellectual property	1,400	(1,400)	—

Total	$1,990	$(1,654)	$336

Amortization expense for acquired intangibles was $7.7 million during the year ended December 31, 2010, of which $4.2 million was included in cost of software licenses and $3.5 million was included in operating expenses. Amortization expense was de minimis in 2009 and 2008.

(in thousands) As of December 31,	Future estimated amortization expense
2011	$11,315
2012	11,137
2013	11,095
2014	9,489
2015	8,688
2016 and thereafter	28,960

$80,684

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	ACCRUED EXPENSES

(in thousands)	December 31, 2010	December 31, 2009
Accrued restructuring	$3,671	$-
Accrued other taxes	2,971	1,289
Accrued self-insurance medical and dental claims	1,635	-
Accrued professional fees	1,615	389
Accrued professional services partners fees	1,498	1,055
Accrued short-term deferred rent	1,272	422
Accrued income taxes	1,201	-
Dividends payable	1,118	1,105
Accrued employee reimbursable expenses	575	799
Repurchases of common stock unsettled	20	136
Accrued other	9,166	1,553

	$24,742	$6,748

9.	DEFERRED REVENUE

(in thousands)	December 31, 2010	December 31, 2009
Software license	$7,617	$4,413
Maintenance	43,594	22,039
Professional services and other	5,692	6,418

Current deferred revenue	56,903	32,870

Software license	15,833	-
Maintenance and professional services	1,918	-

Long-term deferred revenue	17,751	-

	$74,654	$32,870

Deferred maintenance revenue includes the fair value of maintenance obligations assumed in our acquisition of Chordiant. See Note 7 “Acquisition, Goodwill, and Intangibles” for further discussion of the acquired assets and assumed liabilities from the acquisition.

10.	ACCRUED RESTRUCTURING COSTS

During 2010, in connection with the Company’s integration plan of Chordiant, the Company recorded $6.5 million of severance and related benefit costs for the reduction of approximately 50 personnel in redundant roles. These personnel were primarily in general and administrative functions and their employment ended by the third quarter of 2010. The severance and related benefit costs will be paid by the end of the second quarter of 2012.

In connection with the Company’s evaluation of its combined facilities, the Company approved a plan to eliminate space within one facility. The Company ceased use of this space during the fourth quarter of 2010 and recognized $1.6 million of restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for this space. The lease payments will be completed by the end of 2013.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring activity during 2010 is as follows:

(in thousands)	Personnel	Facilities	Total
Balance as of April 21, 2010	$-	$-	$-
Restructuring costs	6,501	1,563	8,064
Cash payments	(3,749)	(69)	(3,818)
Other (1)	-	623	623

Balance as of December 31, 2010	$2,752	$2,117	$4,869

(1) Reflects the liability initially recorded for the acquired above market operating lease terms at acquisition, which was subsequently restructured.

(in thousands)	As of December 31, 2010
Reported as:
Accrued expenses	$3,671
Other long-term liabilities	1,198

$4,869

11.	COMMITMENTS AND CONTINGENCIES

The Company’s principal administrative, sales, marketing, support, and research and development operations are located in an approximate 105,000 square foot leased facility in Cambridge, Massachusetts. The lease for this facility expires in 2013, subject to the Company’s option to extend for two additional five-year periods. The Company also leases space for its other offices under non-cancelable operating leases that expire at various dates through 2020.

As of December 31, 2010, the Company’s future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

(in thousands) For the calendar year	Operating Leases
2011	$7,542
2012	7,396
2013	3,801
2014	1,393
2015	1,087
2016 & Thereafter	5,345

$26,564

Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases and any landlord tenant allowance. The excess of expense over current payments is recorded as deferred rent and included in accrued expenses and other long-term liabilities. As of December 31, 2010, deferred rent of approximately $1.3 million was included in accrued expenses and approximately $1.1 million was included in other long-term liabilities in the accompanying consolidated balance sheet. Total rent expense under operating leases was approximately $8.8 million for the year ended December 31, 2010, and $5.3 million for each of the years ended December 31, 2009 and 2008, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, the Company did not have any unconditional purchase obligations.

Yue vs. Chordiant Software, Inc.

On January 2, 2008, Chordiant and certain of its officers and one other employee were named in a complaint filed in the United States District Court for the Northern District of California (the “Court”) by Dongxiao Yue under the caption Dongxiao Yue (“Plaintiff”) v. Chordiant Software, Inc. et al. Case No. CV 08-0019 (N.D. Cal.). The complaint alleged that Chordiant’s Marketing Director (“CMD”) software product infringed copyrights in certain software marketed by Netbula LLC. On May 14, 2010, a jury awarded the Plaintiff approximately $1.4 million, which the Company deposited with the Court in November 2010. This judgment was approved by the Court on August 3, 2010, following the conclusion of various post-trial motions filed by the parties. The Company has not yet determined whether it will file an appeal in this matter.

On August 17, 2010, the Plaintiff filed an additional complaint with the Court against a number of Chordiant customers and partners, alleging that their use of CMD infringed the same copyrights at issue in the complaint filed against Chordiant. In accordance with the terms of Chordiant’s contracts with these customers and partners, the Company has agreed to indemnify and defend these customers and partners in this matter. On November 1, 2010, the Company filed motions with the Court seeking to dismiss the claims in this complaint. The Court hearing for this compliant will be in May 2011.

The matters subject to litigation against Chordiant and its customers existed at the date of acquisition and are included in assumed liabilities at the date of the business combination. The Company has accrued for probable losses based on its best estimate of the liability assumed at acquisition. The Company does not expect that the outcome of these matters will result in a material charge to the results of operations. Any adjustments made to the assumed liabilities after the conclusion of the Company’s purchase accounting will be reflected in earnings.

The Company is a party in various other contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these other matters will have a material adverse effect on its financial position or results of operations. Accordingly, no material accruals have been recorded in the Company’s consolidated balance sheets related to such contract disputes, litigation or potential claims.

12.	STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. The Board of Directors has the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. The Company had not issued any shares of preferred stock through December 31, 2010.

(b) Common stock

The Company has 70,000,000 authorized shares of common stock, $0.01 par value per share, of which 37,250,099 shares were issued and outstanding at December 31, 2010.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since 2004, the Company’s Board of Directors has approved stock repurchase programs that have authorized the Company to repurchase in the aggregate up to $80.8 million of its common stock. Purchases under these programs have been made on the open market.

The following table is a summary of the Company’s repurchase activity under all of the Company’s repurchase programs for the years ended December 31:

(Dollars in thousands)	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$15,779		$12,862		$1,210
Authorizations		5,750		15,000		30,000
Repurchases paid	294,059	(8,272)	673,066	(11,947)	1,503,551	(17,969)
Repurchases unsettled	538	(20)	3,898	(136)	32,376	(379)

Authorized dollars remaining as of December 31,		$13,237		$15,779		$12,862

(c) Dividends

On May 30, 2006, the Company’s Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared $0.12 per share, for the years ended December 31, 2010, 2009 and 2008, and paid cash dividends of $4.4 million, $4.3 million, and $4.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

(d) Warrants summary

In August 2009, the Company issued 7,264 shares of its common stock in connection with the exercise of warrants originally issued as part of the consideration for its acquisition of 1mind in 2002. These warrants were exercised by former stockholders of 1mind. As of December 31, 2010, there were outstanding warrants to purchase 3,567 shares of the Company’s common stock with an exercise price of $0.85 per share. These warrants expire in 2012.

13.	STOCK-BASED COMPENSATION

The majority of the Company’s stock-based compensation arrangements vest over either a four or five year vesting schedule and the Company’s stock options have a ten-year term. The Company recognizes stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant.

The Company periodically grants stock options and restricted stock units (“RSUs”) for a fixed number of shares to employees and non-employee Directors. The exercise price for stock options is greater than or equal to the fair market value of the shares at the grant date. RSUs deliver to the recipient a right to receive a specified number of shares of the Company’s common stock upon vesting. Unlike stock options, there is no cost to the employee at share issuance. The Company values its RSUs at the fair value of our common stock on the grant date, which is the closing price of our common stock on the grant date, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period. Upon vesting of the RSUs, the Company withholds shares of common stock in an amount sufficient to cover the minimum statutory tax withholding obligations and issues shares of its common stock for the remaining amount.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees may elect to receive 50% of their target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. If elected by an employee, the equity amount is equal in value on the date of grant to 50% of his or her target incentive opportunity, based on the employee’s base salary. The number of RSUs granted is determined by dividing 50% of the employee’s target incentive opportunity by the fair value of a RSU on the grant date. If elected, the award vests 100% on the CICP payout date of the following year for all participants. Vesting is conditioned upon the performance conditions of the CICP and on continued employment; if threshold funding does not occur, the equity grant will be cancelled. The Company recognizes the associated stock-based compensation expense over the requisite service period beginning on the grant date and ending on the vest date.

The Company grants options that allow for the settlement of vested stock options on a net share basis (“net settled stock options”), instead of settlement with a cash payment (“cash settled stock options”). With net settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company.

Share-Based Compensation Plans:

(a) 1994 Long-term Incentive Plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (as amended in 2003, the “1994 Plan”) to provide employees, Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. As of December 31, 2010, options to purchase an aggregate of approximately 482,000 shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

(b) 1996 Non-Employee Director Stock Option Plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provided for the grant to non-employee Directors of the Company of options to purchase shares of its common stock. All shares authorized for issue under this plan have been awarded. Beginning in July 2006, in lieu of granting fully vested options, the Company grants shares of its common stock to is non-employee directors under the 2004 Long-term incentive plan, as described below. As of December 31, 2010, options to purchase an aggregate of approximately 100,000 shares of common stock were outstanding under the Director Plan.

(c) 2004 Long-Term Incentive Plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. Beginning in June 2006, each member of the Company’s Board of Directors (except the Company’s Chairman and Chief Executive Officer) is entitled to receive on an annual basis a number of shares of common stock, which as of March 2010 was equal to $70,000, divided by the fair market value of its common stock on the grant date. As of December 31, 2010, approximately 2,851,000 shares were subject to outstanding options and stock-based awards under the 2004 Plan.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) 2006 Employee Stock Purchase Plan

In 2006, the Company adopted a 2006 Employee Stock Purchase Plan (the “2006 ESPP”) pursuant to which the Company’s employees are entitled to purchase up to an aggregate of 500,000 shares of common stock at a price equal to 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as the Company’s Board of Directors may establish from time to time. Until the Company’s Board of Directors determines otherwise, the Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. As a result, the 2006 Stock Purchase Plan is non-compensatory and is tax qualified. Therefore, as of December 31, 2010, no compensation expense related to shares issued under the plan had been recognized. As of December 31, 2010, approximately 79,000 shares had been issued thereunder.

Shares reserved

As of December 31, 2010, there were approximately 1,600,000 shares remaining for issuance for future equity grants under the Company’s stock plans, consisting of approximately 1,179,000 shares under the 2004 Plan and approximately 421,000 shares under the 2006 ESPP. There were no shares available for future equity grants under the 1994 Plan or the Director Plan.

Equity grants, Assumptions and Activity

During 2010, the Company issued approximately 506,000 shares to its employees under the Company’s share-based compensation plans and approximately 15,000 shares to its non-employee Directors.

The following table presents the stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31:

(in thousands)	2010	2009	2008
Stock-based compensation expense:
Cost of services	$1,825	$1,096	$995
Operating expenses	4,920	3,577	2,537

Total stock-based compensation before tax	6,745	4,673	3,532
Income tax benefit	(2,185)	(1,688)	(1,090)

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes option valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The amount of stock-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the Company recognizes the actual expense over the vesting period only for the shares that vest. The weighted-average grant-date fair value for stock options granted in 2010, 2009, and 2008 was $12.22, $10.15, and $4.75 per share, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average assumptions used in the Black-Scholes option valuation model are as follows for the years ended December 31:

	2010	2009	2008
Expected volatility (1)	41%	41%	46%
Expected term in years (2)	5.1	6.1	5.9
Risk-free interest rate (3)	1.65%	2.52%	2.36%
Expected annual dividend yield (4)	0.71%	0.81%	1.07%

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.

(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.

(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.

(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumptions used for options granted during the applicable period. The expected annual dividend is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

The Company elected to adopt the alternative transition method (“short cut method”) in calculating their historical pool of windfall tax benefits in regards to its share-based compensation.

The following table summarizes the combined stock option activity under the Company’s stock option plans for the years ended December 31, 2010:

	Shares (in thousands)	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of January 1, 2010	3,669	$9.95
Granted	206	34.12
Assumed	241	23.84
Exercised	(951)	9.42
Forfeited/Cancelled	(162)	16.50

Options outstanding as of December 31, 2010	3,003	$12.54

Vested and expected to vest as of December 31, 2010	2,667	$11.72	5.16	$66,470

Exercisable as of December 31, 2010	2,125	$9.28	4.37	$58,154

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2010, 2009, and 2008 was $23.8 million, $42.8 million, and $7.6 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2010 is based on the difference between the closing price of the Company’s stock of $36.63 on December 31, 2010 and the exercise price of the applicable stock options.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, the Company had unrecognized stock-based compensation expense related to the unvested portion of stock options of approximately $2.7 million that is expected to be recognized as expense over a weighted-average period of approximately 2.2 years.

RSUs

The weighted-average grant-date fair value for RSUs granted in 2010, 2009, and 2008 was $33.90, $27.29, and $11.23, respectively. The following table summarizes the combined RSU activity for periodic grants and the CICP under the 2004 Plan for the year ended December 31, 2010:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested at January 1, 2010	432	$17.94
Granted	300	33.90
Vested	(135)	16.37
Forfeited	(27)	25.18

Nonvested at December 31, 2010	570	$26.45	$20,869

Expected to vest at December 31, 2010	380	$27.37	$13,932

The RSUs associated with periodic grants vest over five years with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years. Approximately 42,000 RSUs granted in connection with the 2010 CICP are expected to vest 100% in March 2011.

The fair value of RSUs vested in 2010, 2009, and 2008 was $4.5 million, $3.0 million, and $0.5 million, respectively. The aggregate intrinsic value of RSUs outstanding and expected to vest as of December 31, 2010 is based on the closing price of the Company’s stock of $36.63 on December 31, 2010.

As of December 31, 2010, the Company had approximately $6.8 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

14.	INCOME TAXES

The components of (loss) income before (benefit) provision for income taxes are as follows for the years ended December 31:

(in thousands)	2010	2009	2008
Domestic	$(13,695)	$42,513	$13,221
Foreign	7,498	4,902	2,451

Total	$(6,197)	$47,415	$15,672

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the (benefit) provision for income taxes are as follows for the years ended December 31:

(in thousands)	2010	2009	2008
Current:
Federal	$(376)	$10,784	$6,947
State	292	1,442	647
Foreign	1,352	1,564	907

Total current provision	1,268	13,790	8,501

Deferred:
Federal	(4,622)	899	(2,651)
State	2,486	671	(1,063)
Foreign	562	(157)	(92)

Total deferred (benefit) provision	(1,574)	1,413	(3,806)

Total (benefit) provision	$(306)	$15,203	$4,695

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Valuation allowance	(37.2)	0.5	(1.3)
Transaction costs	(10.7)	-	-
State income taxes, net of federal benefit and tax credits	7.8	1.8	(1.4)
Permanent differences	(7.8)	0.8	2.7
Domestic production activities	-	(1.8)	(3.4)
Federal research and experimentation credits	5.5	(0.4)	(4.9)
Tax effects of foreign activities	14.1	(1.1)	(1.6)
Tax-exempt income	1.8	(1.8)	(3.9)
Provision to return adjustments	1.7	0.1	0.3
Tax exposure reserve	0.2	(1.7)	8.3
Other	(5.5)	0.7	0.2

Effective income tax rate	4.9%	32.1%	30.0%

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the tax attributes and tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets and liabilities are as follows:

(in thousands)	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$64,639	$-
Accruals and reserves	9,799	5,202
Software revenue	1,332	607
Depreciation	2,652	521
Tax credit carryforwards	4,991	3,872
Other	67	93

Total deferred tax assets	83,480	10,295
Less valuation allowances	(14,613)	(257)

Net deferred tax assets	$68,867	$10,038

Deferred tax liabilities:
Software revenue	$(429)	$-
Intangibles	(30,243)	-

Total deferred tax liabilities	(30,672)	-

Net deferred income taxes	$38,195	$10,038

Reported as:
Current deferred tax asset	$5,466	$2,523
Long-term deferred income tax assets	32,729	7,515

Total deferred income taxes	$38,195	$10,038

The Company recognized approximately $174 million of federal net operating losses (“NOLs”) and approximately $6 million of foreign NOLs from the Chordiant acquisition. The Company has preliminarily determined that it may utilize approximately $150.8 million of acquired Chordiant federal and foreign NOLs after application of applicable tax limitations impacting the annual use of the NOLs. A valuation allowance is recorded on the deferred tax assets in excess of the NOL that is recoverable as a result of these limitations. The Company has also preliminarily recorded approximately $2.5 million of deferred tax assets related to acquired Chordiant state NOLs.

As of December 31, 2010, the Company had approximately $174 million of federal NOLs, of which $145 million are available for use subject to annual limitations through 2029, and $4.2 million of foreign NOLs that have an unlimited carryover period. As of December 31, 2010, the Company had approximately $4.4 million of federal credits that it has not recognized as a deferred tax asset in the table above due to the existence of excess tax deductions from stock-based compensation that are not realized. When such excess tax deductions are realized, additional paid-in capital will be increased.

The Company records a valuation allowance for deferred tax assets when it is more-likely-than-not that the Company will not realize the entire benefit of the assets. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information. The $14.4 million increase in the valuation allowance during 2010 primarily relates to a $12 million valuation allowance recorded against acquired Chordiant federal and state NOLs, which the Company has determined it will not be able to utilize due to various statutory limitations. In addition, the consolidation of Chordiant’s

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations had a significant impact on the Company’s consolidated state apportionment factors, which reduced the Company’s ability to realize state research credits. As a result of this change, the Company recorded a $2.3 million valuation allowance against state research credits in 2010. The Company recorded a $0.3 million valuation allowance during 2009 against state research credits generated during 2009.

As of December 31, 2010, the Company had available $6.3 million of state tax research and experimentation (“R&E”) credits and $0.2 million of investment tax credits expiring in the years 2012 through 2025.

Our India subsidiary is a development center in an area designated as a Special Economic Zone (“SEZ”), and is entitled to a tax holiday in India. The tax holiday reduces or eliminates income tax in that country and expires in 2022. For the years ended December 31, 2010, 2009, and 2008, the effect of the income tax holiday was to reduce the overall income tax provision by approximately $0.4 million, $0.2 million, and $0.1 million, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $25.2 million as of December 31, 2010. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2010	2009	2008
Balance as of January 1,	$4,442	$6,201	$9,825
Additions based on tax positions related to the current year	54	128	450
Additions for tax positions of prior years	16	50	860
Additions for acquired uncertain tax benefits	16,670	-	-
Reductions for tax positions of prior years	(916)	(1,937)	(4,934)

Balance as of December 31,	$20,266	$4,442	$6,201

As of December 31, 2010, approximately $20.3 million of the total unrecognized tax benefits would decrease our effective tax rate if recognized. However, approximately $11.1 million of these unrecognized tax benefits relate to acquired NOLs and research tax credits, which are subject to limitations on use. The Company expects that the changes in the unrecognized benefits within the next twelve months will be approximately $2 million, which would reduce the Company’s effective tax rate if realized.

For the years ended December 31, 2010 and 2008, the Company recognized interest expense of approximately $44,000 and $0.1 million, respectively. For the year ended December 31, 2009, the Company recognized a reduction of interest expense of approximately $0.5 million. For the years ended December 31, 2010, 2009, and 2008, the Company did not recognize any significant penalties. As of December 31, 2010 and 2009, the Company had accrued approximately $1.4 million and $1.3 million, respectively, for interest and penalties.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state, or local, or foreign income tax examinations by tax authorities for the years before 2007. With few exceptions, the statute of limitations remains open in all other jurisdictions for the tax years 2007 to the present.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	NET (LOSS) EARNINGS PER SHARE

Basic net (loss) earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, warrants and RSUs, using the treasury stock method and the average market price of our common stock during the applicable period. Certain shares related to some of our outstanding stock options, warrants, and RSUs were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Basic
Net (loss) income	$(5,891)	$32,212	$10,977

Weighted-average common shares outstanding	37,031	36,208	36,146

Net (loss) earnings per share, basic	$(0.16)	$0.89	$0.30

Diluted
Net (loss) income	$(5,891)	$32,212	$10,977

Weighted-average common shares outstanding	37,031	36,208	36,146
Weighted-average effect of dilutive securities:
Stock options	-	1,297	1,382
RSUs	-	601	67
Warrants	-	7	10

Effect of assumed exercise of stock options, warrants and RSUs	-	1,905	1,459

Weighted-average common shares outstanding, assuming dilution	37,031	38,113	37,605

Net (loss) earnings per share, diluted	$(0.16)	0.85	0.29

Outstanding options, warrants and RSUs excluded as impact would be antidilutive	3,779	362	1,523

16.	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses its rules-based software solutions and provides professional services, maintenance, and training related to its software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services— software that provides business process solutions in the enterprise applications market. The Company’s CODM is its Chief Executive Officer. To assess performance, the Company’s CODM primarily reviews financial information on a consolidated basis. Therefore, the Company has determined it operates in one segment—business process solutions.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s international revenue is from sales to customers based outside of the U.S. The Company derived its operating revenue from the following geographic areas for the years ended December 31:

(Dollars in thousands)	2010		2009		2008
U.S.	$200,183	59%	$174,976	66%	$131,250	62%
United Kingdom	59,571	18%	46,416	18%	40,063	19%
Europe, other	42,530	13%	27,127	10%	27,345	13%
Other	34,315	10%	15,494	6%	12,989	6%

	$336,599	100%	$264,013	100%	$211,647	100%

Long-lived assets related to the Company’s U.S. and international operations as of December 31 were as follows:

(Dollars in thousands)	2010		2009
U.S.	$8,616	78%	$6,609	74%
India	2,120	19%	2,072	23%
International, other	274	3%	250	3%

	$11,010	100%	$8,931	100%

There were no customers accounting for more than 10% of the Company’s total revenue in 2010, 2009, and 2008 or trade receivables, net, as of December 31, 2010 and 2009. The Company’s financial services and insurance customers as a group represent a significant amount of the Company’s revenues and receivables, which the Company considered and determined it did not have a material impact on its allowances for doubtful accounts and sales credit memos as of December 31, 2010.

Marketable securities are another financial instrument that potentially subject the Company to a concentration of credit risk. See Note 3 “Marketable Securities” and Note 4 “Fair Value Measurements” for further discussion.

17.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution retirement plan for qualifying employees pursuant to which the Company makes discretionary matching profit sharing contributions. Company contributions under the plan totaled approximately $2.0 million in 2010, $1.6 million in 2009, and $1.3 million in 2008. In addition, the Company has defined contribution plans for qualifying international employees and contributions expensed under those plans totaled approximately $1.2 million in 2010, approximately $1.0 million in 2009, and approximately $0.6 million in 2008.

18.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2010
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$75,084	$82,246	$90,016	$89,253
Gross profit	48,648	50,986	55,026	53,205
Income (loss) from operations	8,562	(9,140)	1,943	(3,945)
Income (loss) before provision (benefit) for income taxes	6,294	(11,510)	4,208	(5,189)
Net income (loss)	3,851	(8,188)	3,139	(4,693)
Net earnings (loss) per share, basic and diluted	$0.10	$(0.22)	$0.08	$(0.13)

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2009
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$62,367	$63,878	$64,821	$72,947
Gross profit	41,836	42,286	40,761	48,193
Income from operations	12,335	11,830	7,465	10,189
Income before provision for income taxes	12,410	15,716	8,526	10,763
Net income	8,642	11,241	6,001	6,328
Net earnings per share, basic	$0.24	$0.31	$0.16	$0.17

Net earnings per share, diluted	$0.23	$0.30	$0.16	$0.16

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2010. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control—Integrated Framework issued by the COSO.

Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the internal control over financial reporting of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 2011

(c) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this Item is contained in our proxy statement for our 2011 annual stockholders meeting (the “2011 proxy statement”) under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2011 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 407 (c) (3), 407(d) (4), and 407(d) (5) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our Board of Directors and procedures of security holders to recommend nominees to our Board of Directors is contained in the 2011 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of conduct that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of our code of conduct can be found on our website, www.pega.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and under the applicable the NASDAQ Global Select Market rules by posting such information on our website in accordance with such requirements.

EXECUTIVE OFFICERS

The names of our executive officers and certain information about them are set forth below as of February 1, 2011:

Alan Trefler, age 54, a founder of Pegasystems, serves as Chief Executive Officer and Chairman and has been a Director since we organized in 1983. Prior to 1983, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in Economics and Computer Science from Dartmouth College.

Craig Dynes, age 55, joined Pegasystems in September 2006 as Chief Financial Officer and Senior Vice President. Mr. Dynes also served as the Company’s principal accounting officer from November 2007 until May 2008. From 2004 to 2006, Mr. Dynes served as Chief Financial Officer at Demandware, a venture-backed enterprise software firm. From 2003 to 2004, Mr. Dynes served as President and CEO of Narad Networks, a manufacturer of equipment for the cable television industry. From 1997 to 2002, Mr. Dynes served as Chief Financial Officer of SilverStream Software, Inc., an application development software company. Prior to SilverStream, Mr. Dynes held senior financial positions at Sybase Inc. and Powersoft Corp. Mr. Dynes is a graduate of the Richard Ivey School of Business Administration, the University of Western Ontario and is a Canadian Chartered Accountant.

Efstathios Kouninis, age 49, joined Pegasystems in April 2008 as Vice President of Finance. In May 2008, the Board of Directors appointed Mr. Kouninis as the Company’s Chief Accounting Officer. From February 2006 to April 2008, Mr. Kouninis served as Chief Financial Officer and Treasurer of Tasker Products Corporation, a publicly traded manufacturer of antimicrobial chemicals. From November 2004 to February 2006, Mr. Kouninis served on the Staff of the Division of Corporation Finance of the U. S. Securities and Exchange Commission. Mr. Kouninis holds a Post Baccalaureate in Accounting, a M.S. in taxation from Bentley College, and a B.S. from the University of Massachusetts.

Douglas Kra, age 48, joined Pegasystems in November 2004 as Vice President of Global Services. From 2002 to 2004, Mr. Kra served as Vice President at eLoyalty Corp., a consulting company specializing in customer relationship management. From 2000 to 2001, Mr. Kra served as President of Zefer Corp., an internet consulting firm. Prior to Zefer, Mr. Kra spent ten years at Cambridge Technology Partners Inc. in a variety of senior roles. He holds a B.A. in Computer Science from Brandeis University and an M.B.A. in finance from the New York University Stern School of Business.

Michael Pyle, age 56, joined Pegasystems in 1985 and has served as Senior Vice President of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle’s professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the U.S. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the Civil Service College in London.

Leon Trefler, age 50, joined Pegasystems in April 1998 as an Account Executive for Strategic Business Development. Since then he has held various senior sales management positions across the Company and in Channel Sales. In 2002, he launched the commercialization of PRPC. From April 2007 to January 2010, Mr. Trefler served as Vice President of Sales, North America and in January 2010, Mr. Trefler was promoted to Senior Vice President of Sales. Mr. Trefler holds a B.A. degree from Dartmouth College.

Alan Trefler and Leon Trefler are brothers. There are no other family relationships among any of our executive officers or Directors.

ITEM 11.	Executive Compensation

The information required by this item is contained in the 2011 proxy statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to stock ownership of certain beneficial owners and management is contained in the 2011 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2010:

(In thousands, except per share amounts)	(a)	(b)	(c)
	Number of shares of common stock to be issued upon exercise of outstanding stock options and vesting of RSUs (3)	Weighted-average exercise price per share of outstanding stock options (4)	Number of shares of Common stock Remaining available For future issuance (excluding those in Column (a)) (5)
Equity compensation plans approved by stockholders (1)	3,433	$11.92	1,600
Equity compensation plans not approved by stockholders (2)	140	$25.25	-

(1)	Our equity compensation plans include the Amended and Restated 1994 Long-Term Incentive Plan (the “1994 Plan”), the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). Our stockholders previously approved each of these plans and all amendments that were subject to stockholder approval. In addition to the issuance of stock options, the 1994 Plan allowed for the issuance of stock appreciation rights, restricted stock, and long-term performance awards. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan or the Director Plan in the future. In addition to the issuance of stock options, the 2004 Plan allows for the issuance of stock purchase rights and other stock-based awards, including RSUs. See Note 13 “Stock-Based Compensation” included in the notes to the accompanying audited consolidated financial statements for further information and description of our equity compensation plans.

(2)	These stock options were assumed in connection with our acquisition of Chordiant and were originally granted under the Chordiant Software, Inc. 2005 Equity Incentive Plan (the “2005 Plan”), the Chordiant Software, Inc. 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”), the Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Director Stock Option Plan (the “1999 Director Plan”), and the Prime Response Group, Inc. 1998 Stock Options/Stock Issuance Plan (the “1998 Prime Response Plan”) (collectively, the “Chordiant Plans”). No additional awards were or may be granted under the Chordiant Plans following the date of acquisition. These plans were not approved by our stockholders since they were adopted at the date of acquisition. In connection with our acquisition of Chordiant, all outstanding equity awards issued under the Chordiant Plans with an exercise price of $6.00 or lower were assumed by us and converted into the right to receive 0.13 shares of Pegasystems common stock for every one share of Chordiant common stock covered by such awards. All other outstanding equity awards issued under the Chordiant Plans were cancelled.

The 2005 Plan was approved by Chordiant’s stockholders and provided for the grant of incentive stock options, nonstatutory stock options, stock purchase awards, RSAs, RSUs and other forms of equity compensation. Awards granted under the 2005 Plan generally expire four to ten years after the grant date and generally become exercisable over a period of two to four years, with either yearly or monthly vesting. The 2000 Plan provided for the grant of nonstatutory stock options, restricted stock and stock bonuses to employees. Generally, awards under the 2000 Plan vest over a period of four years in equal monthly installments with 25% of the shares vesting after one year, and the remainder vesting in equal monthly installments over the remaining three years. The 1999 Director Plan provided directors to be issued a single grant at each year’s annual meeting of the stockholders equal to a number of shares of restricted stock equal to $100,000 divided by the fair market value of Chordiant’s common stock on the date of the annual meeting. These shares of restricted stock generally vest on the earlier of the next Chordiant annual meeting or twelve months from the date of grant. The 1998 Prime Response Plan provided for the grant of stock options, common stock and stock bonuses to employees, non-employee directors, and consultants or other independent advisors who provided service to Prime Response. Awards granted under this plan had a maximum expiration of ten years.

(3)	The number of shares of common stock issued upon exercise of vested stock options and vesting of RSUs will be less than 3,573,000 because of the “net settlement” feature of most of these stock options and RSUs. This feature enables the employee to satisfy the cost to exercise (in the case of stock options) and, if applicable, taxes due (in the case of stock options and RSUs) by surrendering shares to the Company based on the fair value of the shares at the exercise date (in the case of stock options) or vesting date (in the case of RSUs), instead of selling all of the shares on the open market to satisfy these obligations. The settlement of vested stock options and vested RSUs on a net share basis will result in fewer shares issued by the Company. During 2010, stock option and RSU holders net settled stock options and RSUs representing the right to purchase a total of 889,000 shares, of which only 493,000 were issued to the stock option and RSU holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes.

(4)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(5)	Includes approximately 421,000 shares remaining available for issuance as of December 31, 2010 under the 2006 ESPP.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the 2011 proxy statement under the headings “Certain Relationships and Related Transactions” and “Determination of Independence” and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is contained in the 2011 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services” and is incorporated herein by reference.

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
Craig Dynes
Senior Vice President, Chief Financial Officer (principal financial officer) (duly authorized officer)

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 16, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CRAIG DYNES Craig Dynes	Senior Vice President, Chief Financial Officer (principal financial officer)

/s/ EFSTATHIOS KOUNINIS Efstathios Kouninis	Vice President of Finance and Chief Accounting Officer (principal accounting officer)

/s/ RICHARD JONES Richard Jones	Vice Chairman and Director

/s/ CRAIG CONWAY Craig Conway	Director

/s/ PETER GYENES Peter Gyenes	Director

/s/ STEVEN KAPLAN Steven Kaplan	Director

/s/ JAMES O’HALLORAN James O’Halloran	Director

/s/ WILLIAM WYMAN William Wyman	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 14, 2010, by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and Chordiant Software, Inc. (Filed as Exhibit 2.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

3.3	Restated Articles of Organization, of the Registrant. (Filed as exhibit 99.2 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Pegasystems Inc. (Filed as Exhibit 99.3 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.4	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.6	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.7++	2004 Long-Term Incentive Plan, as amended on November 24, 2008. (Filed as exhibit 10.7 to the Registrant’s 2008 Form 10-K and incorporated herein by reference.)

10.8++	Form of Employee Stock Option Agreement, as amended on December 15, 2009. (Filed as Exhibit 10.8 to the Registrant’s 2009 Form 10-K and incorporated herein by reference.)

10.9++	Form of Restricted Stock Unit Agreement, as amended on December 15, 2009. (Filed as Exhibit 10.9 to the Registrant’s 2009 Form 10-K and incorporated herein by reference.)

10.10	Form of Non-Employee Director Stock Option Agreement. (Filed as exhibit 10.2 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference.)

10.11++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004. (Filed as Exhibit 10.20 to the Registrant’s 2004 Form 10-K and incorporated herein by reference.)

10.12	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated herein by reference.)

10.13++	2006 Employee Stock Purchase Plan, as amended on February 14, 2008. (Filed as exhibit 10.15 to the Registrant’s 2007 Form 10-K and incorporated herein by reference.)

EXHIBIT INDEX—(CONTINUED)

Exhibit No.	Description

10.14++	Compensation program for members of the Registrant’s Board of Directors, effective May 30, 2006. (Detailed in Registrant’s June 5, 2006 Form 8-K and incorporated herein by reference.)

10.15++	Offer Letter between the Registrant and Craig A. Dynes dated September 7, 2006. (Filed as Exhibit 99.1 to the Registrant’s September 7, 2006 Form 8-K and incorporated herein by reference.)

10.16	Amendment Number 10 to Lease Agreement dated July 24, 2006 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.1 to the Registrant’s September 30, 2006 Form 10-Q and incorporated herein by reference.)

10.17++	Amendment to Stock Option Agreement between the Registrant and Richard H. Jones dated December 29, 2006. (Filed as Exhibit 99.1 to the Registrant’s January 4, 2007 Form 8-K and incorporated herein by reference.)

10.18	Amendment Number 11 to Lease Agreement dated as of June 11, 2008 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.2 to the Registrant’s June 30, 2008 Form 10-Q and incorporated herein by reference.)

10.19++	Director Indemnification Agreement dated as of March 8, 2009 by and between Pegasystems Inc. and Peter Gyenes. (Filed as Exhibit 99.1 to the Registrant’s March 11, 2009 Form 8-K and incorporated herein by reference.)

10.20++	2009 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s March 19, 2009 Form 8-K and incorporated herein by reference.)

10.21++	2009 Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s March 19, 2009 Form 8-K and incorporated herein by reference.)

10.22++	Director Indemnification Agreement dated as of March 26, 2009 by and between Pegasystems Inc. and Craig Conway. (Filed as Exhibit 99.1 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

10.23++	2010 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 17, 2010 Form 8-K and incorporated herein by reference.)

10.24++	2010 Section Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 17, 2010 Form 8-K and incorporated herein by reference.)

10.25	Form of Tender and Voting Agreement by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and the individuals listed on the signatures pages thereto, dated as of March 14, 2010 (Filed as Exhibit 10.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

10.26++	2011 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s March 2, 2011 Form 8-K and incorporated herein by reference.)

10.27++	2011 Section Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s March 2, 2011 Form 8-K and incorporated herein by reference.)

+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

EXHIBIT INDEX—(CONTINUED)

Exhibit No.	Description

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

+	Filed herewith