Form 10-K/A
period 2010-12-31
PEGASYSTEMS INC
filed 2011-04-29
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

There were 37,353,510 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on April 25, 2011.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2011 (the “Original Form 10-K”), solely for the purpose of including the additional information required by Part III of the Original Form 10-K, as we no longer expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2010. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV. We are also making conforming changes to the cover page and to the Exhibit Index to this Form 10-K/A.

Except as required to reflect the items described above, no other modifications or updates have been made to the Original Form 10-K. Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original Form 10-K. This Form 10-K/A does not describe events occurring after the Original Form 10-K (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

Unless the context otherwise requires, references in this Form 10-K/A to “Pegasystems,” “the Company,” “we,” “us” or “our” refer to Pegasystems Inc. and its subsidiaries.

i

PART III

ITEM 10.    Directors, Executive Officers, and Corporate Governance

DIRECTORS

Craig Conway, 56, has been a Director of Pegasystems since March 2009. He also serves on our Compensation and Nominating Committees. Mr. Conway currently serves as a director of Advanced Micro Devices, Inc., and Salesforce.com, Inc., as well as a number of privately held technology companies. Mr. Conway served on the board of Unisys Corporation (until 2009) and Kazeon Systems, Inc. (until 2009). From April 1999 to October 2004, Mr. Conway served as President and Chief Executive Officer of PeopleSoft, Inc., an enterprise application software company. Mr. Conway also served as President and Chief Executive Officer of One Touch Systems, Inc., from November 1996 to February 1999 and TGV Software, Inc., from September 1993 to March 1996. Prior to that Mr. Conway held executive management positions at a variety of leading technology companies including Executive Vice President at Oracle Corporation. Mr. Conway received a B.S. from the State University of New York at Brockport. We believe Mr. Conway’s qualifications to serve on our Board of Directors include his extensive leadership experience with publicly held technology companies, both as a chief executive officer and a director, as well as his proven ability to guide companies through growth periods.

Peter Gyenes, 65, has been a Director of Pegasystems since March 2009. He also serves on our Audit and Nominating Committees. Mr. Gyenes has four decades of experience in global technical, sales, marketing, and general management positions within the software and computer systems industries. He is currently the Non-Executive Chairman of Sophos plc, a global security software company. He is an active investor and board member focusing on technology market opportunities. Mr. Gyenes also serves on the board of Lawson Software, Inc., a global provider of enterprise software solutions, VistaPrint Limited, a global e-commerce provider of marketing services to small businesses, IntraLinks, Inc., a global provider of virtual data rooms, RealPage, Inc., a provider of web-based property management software, as well as a number of privately held technology companies, and is a Trustee Emeritus of the Massachusetts Technology Leadership Council. Mr. Gyenes served on the board of Netezza Corporation (until 2010), Bladelogic, Inc. (until 2008), webMethods, Inc. (until 2007) and Applix, Inc. (until 2007). He served as Chairman and CEO of Ascential Software, as well as of its predecessor companies VMark Software, Ardent Software and Informix, and led its growth into the data integration market leader, from 1996 until it was acquired by IBM in 2005. Previously, Mr. Gyenes served as President and CEO of Racal InterLan, Inc., and in executive positions at Data General Corporation, Encore Computer Corporation and Prime Computer, Inc. Earlier in his career, he held sales and technical positions at Xerox Data Systems and IBM. He is a graduate of Columbia University where he received both his B.A. in mathematics and his M.B.A. degree. Mr. Gyenes was awarded the 2005 New England Region Ernst & Young Entrepreneur of the Year award in Software. We believe Mr. Gyenes’ qualifications to serve on our Board of Directors include his four decades of leadership roles for global technology companies, including his positions as a chief executive officer and director, as well as his proven ability to bridge strategy with operational excellence and his experience with mergers and acquisitions.

Richard Jones, 59, joined Pegasystems in October 1999, serving as President and Chief Operating Officer until September 2002. Mr. Jones was a part-time employee of Pegasystems from July 2002 to July 2007. He was elected a Director of Pegasystems in November 2000, and became Vice Chairman in September 2002. From 1995 to 1997, he served as a Chief Asset Management Executive and member of the Operating Committee at Barnett Banks, Inc., which at the time was among the nation’s 25 largest banks. He served as Chief Executive Officer of Fleet Investment Services, a brokerage and wealth management organization from 1991 to 1995. His prior experience also includes serving as Executive Vice President with Fidelity Investments, an international provider of financial services and investment resources, and as a principal with the consulting firm of Booz, Allen & Hamilton. Since June 1995, Mr. Jones has served as Chairman of Jones Boys Ventures, a retailer. Mr. Jones serves as a Director of Buyers Access, LLC, a purchasing and cost control specialist for the housing market, as well as Colo5, LLC, an independent data center operator and is currently a Trustee of Episcopal High School in Jacksonville, Florida. Mr. Jones holds an undergraduate degree from Duke University, with majors in both economics and management science. He also holds an M.B.A. degree from the Wharton School of the University of Pennsylvania. We believe Mr. Jones’ qualifications to serve on our Board of Directors include his financial expertise and business acumen, as well as his experience gained while serving as Pegasystems’ President and Chief Operating Officer.

Steven Kaplan, 55, has been a Director of Pegasystems since August 1999. In December 2000, he was elected a member of our Audit Committee, and in April 2004, he was elected a member of our Nominating Committee. Mr. Kaplan has served as a general partner of Riverside Partners, LLC, a private equity firm, since October 2006. He has been President of Kaplan Advisors LLC, a financial and strategy consulting firm, since January 2004. He was a Managing Director of The Audax Group, a private equity and venture capital firm, from January 2000 until December 2003. From 1998 to 2000, Mr. Kaplan was affiliated with Texas Pacific Group, a private equity firm, and he served as President, Chief Operating Officer and Chief Financial Officer of Favorite Brands International Holding Corp., a confectionery company controlled by Texas Pacific Group. From 1996 to 1997, Mr. Kaplan was Executive Vice President and Chief Financial Officer of the Coleman Company, Inc., an international manufacturer of camping, outdoor recreation and hardware equipment. Mr. Kaplan holds an M.S. in management, a B.S. in electrical engineering and, computer science and a B.S. in management science from the Massachusetts Institute of Technology. We believe Mr. Kaplan’s qualifications to serve on our Board of Directors include his significant business and operational experience, including positions as a chief financial officer and director for several companies, as well as his experience with mergers and acquisitions.

James O’Halloran, 79, has been a Director of Pegasystems since 1999. In November of 2004, he was elected a member of our Audit and Nominating Committees, and he was elected a member of our Compensation Committee in April of 2005. From June 1999 to August 2001, he was the Senior Vice President, Chief Financial Officer, Treasurer, and Secretary of Pegasystems. From 1991 to 1999 he served as President of G & J Associates, Ltd., a financial consulting firm. From 1956 to 1990, he was with the international accounting firm of Arthur Andersen LLP, serving as an audit partner from 1967 to his retirement in 1990. From August 2002 to February 2004, Mr. O’Halloran served as President and Chief Operating Officer of FabTech Industries of Brevard, Inc., a certified supplier of precision components for the aerospace, defense, medical, fuel cell and high tech industries. From 2004 to 2009, he served as a director of Omtool, Ltd., a software firm focusing on electronic business document exchange systems. Mr. O’Halloran holds degrees in business administration and accounting from Boston College. We believe Mr. O’Halloran’s qualifications to serve on our Board of Directors include his extensive experience with public and financial accounting matters for global organizations, including his past service as Pegasystems’ Chief Financial Officer and as an audit partner for more than two decades with Arthur Andersen LLP.

Alan Trefler, 55, a founder of Pegasystems, has served as Chief Executive Officer and Chairman of the Board of Directors since Pegasystems was organized in 1983. Prior to 1983, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in economics and computer science from Dartmouth College. We believe Mr. Trefler’s qualifications to serve on our Board of Directors include his extensive experience in the software industry, including as our founder, Chief Executive Officer and Chairman of our Board of Directors since the Company’s inception in 1983.

William Wyman, 73, has been a Director of Pegasystems since June 2000. In December 2000, he was elected a member of our Audit Committee and served until June of 2010. In April 2004 he was elected a member of our Nominating Committee, and in June 2006 he was elected a member of our Compensation Committee. In 2001, Mr. Wyman served as the Chief Executive Officer of Predictive Systems, Inc., which was a systems consulting and installation company. In 1984, Mr. Wyman co-founded Oliver Wyman and Company, a management consulting firm serving large financial institutions. He served as Managing Partner until 1995, when he became a counselor to chief executives of several companies, and a director for a number of companies in the technology and financial sectors. Mr. Wyman serves as a director of Dice Holdings Inc. a company that operates an online job board, Castle Harlan, a private equity firm, Sprout Group, a private equity firm and Allston Holding LLC, a private proprietary trading firm. He also served from 2005 to 2009 as a director of Datascope Corp., a public company that manufactures medical devices. Prior to 1984, Mr. Wyman was a senior partner at Booz, Allen & Hamilton, where he served as President of the Management Consulting Group and head of the Financial Industries Practice. Mr. Wyman holds a degree in economics with honors from Colgate University and an M.B.A. degree from the Harvard Business School. We believe Mr. Wyman’s qualifications to serve on our Board of Directors include his extensive experience as a strategic advisor to technology companies and his executive leadership roles, as well as his service on several other boards.

EXECUTIVE OFFICERS

The names of our executive officers and certain information about them are set forth below as of February 1, 2011:

Alan Trefler, age 55, a founder of Pegasystems, serves as Chief Executive Officer and Chairman and has been a Director since we organized in 1983. Prior to 1983, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in Economics and Computer Science from Dartmouth College.

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

Efstathios Kouninis, age 49, joined Pegasystems in April 2008 as Vice President of Finance. In May 2008, the Board of Directors appointed Mr. Kouninis as the Company’s Chief Accounting Officer. From February 2006 to April 2008, Mr. Kouninis served as Chief Financial Officer and Treasurer of Tasker Products Corporation, a publicly traded manufacturer of antimicrobial chemicals. From November 2004 to February 2006, Mr. Kouninis served on the Staff of the Division of Corporation Finance of the U. S. Securities and Exchange Commission. Mr. Kouninis holds a Post Baccalaureate in accounting, an M.S. in taxation from Bentley College, and a B.S. from the University of Massachusetts.

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

Procedure for Stockholders to Recommend Nominees to our Board of Directors

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors since we last disclosed these procedures under the caption “Director Candidates” in our proxy statement for the 2010 Annual Meeting of our Stockholders filed with the SEC on April 16, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and Named Executive Officers (as defined in Item 11, Executive Compensation, Compensation Discussion and Analysis), and the holders of more than 10% of our common stock, to file reports with the SEC disclosing their ownership of our stock and changes in such ownership. Officers, Directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of our records and written representations by persons required to file these reports, during 2010, all filing requirements under Section 16(a) were complied with in a timely fashion.

Audit Committee

We have a standing Audit Committee of the Board of Directors. The current members of the Audit Committee are Messrs. Kaplan (Chairman), Gyenes and O’Halloran. Mr. O’Halloran qualifies as an “audit committee financial expert” under SEC rules. Each of Messrs. Kaplan, Gyenes, and O’Halloran is an “independent director” under applicable SEC and Nasdaq rules governing the qualifications of the members of audit committees. In addition, our Board of Directors has determined that each member of the Audit Committee is financially sophisticated in accordance with applicable Nasdaq standards. None of Messrs. Kaplan, Gyenes, and O’Halloran serve on the audit committees of more than two other public companies.

Code of Conduct

We have adopted a written code of conduct that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of our code of conduct can be found on our website, www.pega.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and under the applicable NASDAQ Global Select Market rules by posting such information on our website in accordance with such requirements.

ITEM 11.    Executive Compensation

Director Compensation

Non-employee Directors are paid an annual cash retainer of $55,000, covering the period from each annual meeting of stockholders to the following year’s annual meeting. Additionally, on the date of each annual meeting of stockholders, it is our policy to grant to each non-employee Director a number of shares of unrestricted common stock equal to $70,000 divided by the fair market value of a share of our common stock on the date of issuance. In addition, non-employee Directors receive an initial award of restricted stock units (“RSUs”) in consideration of their appointment to the Board, which are valued at approximately $75,000, based on the fair market value of the Company’s common stock on the grant date. The RSUs vest in three equal annual installments.

Additionally, we pay an annual cash retainer (paid in quarterly installments) to Directors serving on the Audit and Compensation Committees: $10,000 to each Audit Committee member and $20,000 to the Audit Committee Chair; and $6,000 to each Compensation Committee member and $8,000 to the Compensation Committee Chair.

In addition to the above, we also offer to reimburse non-employee Directors for expenses incurred in attending Board, committee or other company meetings.

The following table provides compensation information for the one-year period ended on December 31, 2010 for each person who served as a member of our Board of Directors in 2010.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Alan Trefler	—		—	—	—	—	—	—

Craig Conway	61,000	(2)	70,000	(3)	—	—	—	131,000

Peter Gyenes	65,000	(4)	70,000	(5)	—	—	—	135,000

Richard Jones	55,000	(6)	70,000	(7)	—	—	—	125,000

Steven Kaplan	75,000	(8)	70,000	(9)	—	—	—	145,000

James O’Halloran	73,000	(10)	70,000	—	—	—	—	143,000

William Wyman	61,000	(11)	70,000	(12)	—	—	—	131,000

(1)	These amounts reflect the dollar amount of the aggregate grant date fair value of awards granted in the year ended December 31, 2010, in accordance with FASB ASC Topic 718.
(2)	Consists of Board retainer fees of $55,000 and committee retainer fees of $6,000.
(3)	As of December 31, 2010, Mr. Conway held restricted stock units that had not vested in an aggregate of 2,659 shares of our common stock.
(4)	Consists of Board retainer fees of $55,000 and committee retainer fees of $10,000.
(5)	As of December 31, 2010, Mr. Gyenes held restricted stock units that had not vested in an aggregate of 2,903 shares of our common stock.
(6)	Consists of Board retainer fees of $55,000.
(7)	As of December 31, 2010, Mr. Jones held options to purchase an aggregate of 90,000 shares of our common stock.
(8)	Consists of Board retainer fees of $55,000 and committee retainer fees of $20,000.
(9)	As of December 31, 2010, Mr. Kaplan held options to purchase an aggregate of 64,953 shares of our common stock.
(10)	Consists of Board retainer fees of $55,000 and committee retainer fees of $18,000.
(11)	Consists of Board retainer fees of $55,000 and committee retainer fees of $6,000.
(12)	As of December 31, 2010, Mr. Wyman held options to purchase an aggregate of 65,000 shares of our common stock.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section describes the material elements of our compensation programs for our executive officers, including those executive officers identified in the Summary Compensation Table included below in this Item 11, who are also called “Named Executive Officers.” This section also provides an overview of our executive compensation philosophy and analyzes how and why the Compensation Committee of our Board of Directors (the “Compensation Committee” or “Committee”) arrives at specific compensation decisions and policies.

Oversight of Compensation Programs

The Compensation Committee.    The Compensation Committee oversees all of the compensation programs that we offer to our executive officers. In 2010, the Compensation Committee’s schedule of meetings, as well as the agenda items for those meetings, was established by our Senior Vice President of Human Resources, Jeffrey Yanagi, with input from the Chair of the Compensation Committee, James O’Halloran, and our Chief Executive Officer, Alan Trefler. During 2010, the Compensation Committee met six times. At those meetings, the Compensation Committee addressed the following matters, among others: discussion and review of the compensation paid to the Company’s executive officers, including review and approval of the 2010 base salaries, target bonuses and corporate incentive compensation plan for executive officers; analysis and approval of the bonus payments under the 2009 Corporate Incentive Compensation Plan; review and approval of the 2011 Corporate Incentive Compensation Plan and base salary increase budget for Company employees; and approval of all grants of stock options and restricted stock units (“RSUs”) to employees of the Company, including new hires. The Compensation Committee reviewed and approved all grants of stock options and RSUs to newly hired Company employees through a process of regularly scheduled written consents, rather than by telephone meetings as they had done in past years. This change in practice was the primary reason for the reduction of the number of Committee meetings from thirteen in 2009 to six in 2010.

To facilitate the Compensation Committee’s review of each of the elements of the compensation paid to the executive officers, and to assist with the Committee’s determination of compensation for 2010, management provided the Compensation Committee with “tally sheets.” These tally sheets detailed each executive officer’s total compensation in 2009, including the cash value of each element of that total compensation, including salary, bonus, additional incentives, equity awards, the Company’s 401(k) plan match contribution, Company-paid parking, and Company-paid health, dental and other insurance premiums. The Compensation Committee also considered more detailed information regarding the equity components of executive compensation, including the total value of outstanding “in-the-money” vested and unvested equity awards and the retentive value of such awards. Additionally, starting in 2010, the Committee also reviewed organizational data for each executive officer, including the number of employees in each executive officer’s department, to gain a more detailed understanding of the scope of responsibility of each executive officer in determining that executive officer’s compensation.

The Compensation Committee considers the data provided on these tally sheets and the organizational summaries, along with benchmarking information for the role of each executive officer, as further detailed in the “Objectives of Compensation, Benchmarking” section below, when setting executive compensation for the year. The Compensation Committee uses this information to ensure that the total amount of compensation paid to the executive officers is consistent with the Company’s compensation philosophy, rather than focusing only on the base salaries and bonuses of the executive officers.

Compensation and Other Consultants.    In 2010, the Company’s management continued to utilize Longfellow Benefits for consulting services regarding health benefits-related matters, and The Kelliher Group of Morgan Stanley for consulting services related to its 401(k) defined contribution plan. Longfellow Benefits assisted with benefit plan design, vendor assessment, cost considerations and plan oversight; while members of

The Kelliher Group participated in meetings of the Company’s internal 401(k) Committee (which is composed of representatives from the Company’s Finance and Human Resources departments) and provided fund guidance and regulatory updates.

The Compensation Committee may retain the services of advisors, and it has the budgetary authority to hire such advisors as it deems necessary, although it did not do so in 2010. The Compensation Committee does not currently engage its own outside consultant for advice because its members are comfortable with the benchmarking data and other supporting information provided by the Company’s management and believes they are adequately experienced and equipped to address the relevant issues. The Compensation Committee also believes that outside consultants are unnecessary at this time because our executive officers’ compensation is primarily composed of base salary, bonus, stock option and RSU grants, and does not include more complex elements such as deferred compensation plans.

Role of Executives in Establishing Compensation.    In 2010, our Senior Director of Compensation and Benefits, Janice Barker, along with Mr. Yanagi, researched appropriate types and levels of compensation for our executive officers and created preliminary recommendations based on that research. Alan Trefler reviewed those preliminary recommendations and provided additional guidance. Mr. Yanagi and Ms. Barker then presented the final recommendations of management to the Compensation Committee for review and discussion. Mr. Yanagi and Ms. Barker, along with Mr. Trefler and Shawn Hoyt, our General Counsel and Secretary, generally attended meetings of the Compensation Committee.

The Compensation Committee may form and delegate its authority to one or more subcommittees of members of the Compensation Committee as it deems appropriate from time to time under the circumstances (including a subcommittee consisting of a single member of the Compensation Committee). The Compensation Committee does not delegate decisions regarding the compensation of executive officers to management, except that the attainment of each executive officer’s annual cash bonus is tied to that individual’s level of contribution to the Company’s strategic goals as determined by Mr. Trefler, and as further described below in this Compensation Discussion and Analysis section.

Additionally, each of our executive officers other than Mr. Trefler will be provided an opportunity for 2011, as they were in 2010 and 2009, to receive additional performance-based compensation tied to the attainment of individual goals established by Mr. Trefler, as further described below in this Compensation Discussion and Analysis section.

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

Our compensation program is designed to reward superior performance by our executive officers. In measuring the contribution of the executive officers to the Company, the Committee considers their performance relative to the applicable unit goals such as license signings, profit margins, other financial metrics and other specific objectives set by management. While compensation surveys are useful guides for comparative purposes, the Compensation Committee believes that a successful compensation program also requires the application of judgment and subjective determinations of individual and Company performance. Therefore, the Committee applies its judgment when reconciling the program’s objectives with the realities of retaining valued employees.

Benchmarking.    In making compensation decisions, management and the Compensation Committee compare each element of total cash compensation against a peer group of business-to-business software companies that the Compensation Committee believes compete with the Company for executive talent and have similar revenue. In general, the Compensation Committee seeks to provide total cash compensation, consisting of base salary and bonuses (“Total Cash Compensation”), to the Company’s executive officers that is within the 50th to 75th percentile of the Total Cash Compensation paid to the executive officers of the benchmark companies, with the exception of our Chief Executive Officer who is compensated below the 50th percentile due to his status as a significant shareholder of the Company.

We believe that it is helpful to utilize data from a very wide array of comparable companies in order to determine the best pay scales to apply to our executive compensation program. The Company primarily considered data from Radford, which the Company believes to have the most relevant and comprehensive data for this purpose, and also, as a secondary source, from IPAS. The data provided from both sources is based upon each executive officer’s role in the Company. For example, in 2010, the Committee reviewed Radford and IPAS data and breakout information for our Chief Executive Officer, Chief Financial Officer, and Senior Vice President, Engineering. For our Senior Vice President, Sales, and the Senior Vice President, Global Services, the Committee focused on Radford data and breakout information as it was more aligned with the role each serves for the Company.

Generally, the Radford surveys included data and breakout information from companies with annual revenue from $200 million to $499.9 million, and from software companies with annual revenue under $200 million and between $200 million to $1 billion, as well as from companies in the northeastern United States with annual revenue from $200 million to $1 billion. IPAS provided data and breakout information from companies with annual revenue from all companies, from enterprise software companies, and from software companies with annual revenue from $250 million to $500 million, and from $250 million to $1 billion. These surveys analyzed compensation data from several hundred companies and provided specific data based on each executive officer’s role.

In addition, the companies against which we benchmarked through the use of proxy statements and compensation surveys included: Akamai Technologies, Inc., Aspen Technology, Avid Technology, Chordiant Software, Inc., DST Systems Inc., Fair Isaac Corporation, Gartner Inc., Kana Software, Netsuite Inc., Nuance Communications, Oracle Corporation, Salesforce.com Inc., Sapient Corporation, TIBCO Software Inc., Progress Software Company, Unica Corporation and Unisys Corporation. We believe that these companies are appropriate benchmarks because one or more of the following applies: (a) they are of comparable size and revenue; (b) they are in a comparable industry; or (c) they are within our geographic market.

The Company’s senior management uses this benchmarking data to establish the recommended levels of compensation for the executive officers in a manner consistent with the Company’s compensation philosophy, and the Compensation Committee uses this data to determine whether those recommended levels of compensation are reasonable and consistent with the goal of providing Total Cash Compensation that is targeted within the 50th to 75th percentile of the Total Cash Compensation paid to the executive officers of the benchmark companies.

As in past years, in 2010 the actual Total Cash Compensation paid to the Company’s Named Executive Officers fell approximately at or above the 50th percentile of the total cash compensation paid to executive officers at the select peer companies referenced, with the exception of the Company’s Chief Executive Officer who is compensated below the 50th percentile due to his status as a significant shareholder of the Company, as noted above.

Elements of Compensation

Elements of Compensation.    Elements of compensation for our executive officers consist of the following: salary; bonus; stock option and RSU awards; health, disability and life insurance; a match by the Company of 401(k) defined contribution plan contributions; and Company-paid parking. Base salaries are set for our executive officers at the regularly scheduled annual February or March meetings of our Compensation Committee. At these meetings, the Committee also approves and adopts the bonus payments based on the prior year’s results, and the target bonus levels for the current year. In considering each element of compensation, our Compensation Committee considers the following factors:

Salary.    Cash compensation in the form of base salary is intended to reflect an executive’s knowledge, skills and level of responsibility, as well as the economic and business conditions affecting the Company. In determining the salary of each executive officer, the Compensation Committee reviews compensation for comparable positions in other software companies and in other similarly-sized companies contained in published surveys or gleaned from the public disclosure filings of publicly-traded companies, as noted in the Benchmarking section above. The Compensation Committee’s general approach in 2010 was that Total Cash Compensation for our executive officers should be targeted within the 50th to 75th percentile of the Total Cash Compensation for similarly situated executives in comparable companies. On average, the base salaries of the executive officers for 2010, other than the Chief Executive Officer and Senior Vice President, Sales, each as discussed below, comprise approximately 65% of their target Total Cash Compensation, with the remainder provided in the bonus portion of such compensation. The base salary of the Chief Executive Officer is approximately 54% of his target Total Cash Compensation, due to his higher bonus percentage eligibility; while the base salary of the Senior Vice President, Sales is approximately 45% of his target Total Cash Compensation, with the remainder provided through his anticipated commission earnings.

Our Named Executive Officers for 2010, as listed in the Summary Compensation Table, other than the Chief Executive Officer, included Craig Dynes, Douglas Kra, Michael Pyle, and Leon Trefler. The base salaries of each of the Named Executive Officers were raised effective as of January 1, 2010 by the following percentage increases: Mr. Dynes, 9%; Mr. Kra, 6%; Mr. Pyle, 6%; Leon Trefler, who was promoted to his current position in January 2010, 20%, and, Alan Trefler, 19%. In each of these cases, the raises were given to remain competitive with the market and were seen as critical to retention of these executive officers.

Bonuses – Corporate Incentive Compensation Plan.    Annual cash bonuses are intended to reward executive officers for the achievement of the Company’s operational and strategic goals. The mechanism that we use to determine whether, and to what extent, annual cash bonuses are paid to our executive officers is the Corporate Incentive Compensation Plan for executive officers (the “Incentive Plan”) that is approved by the Compensation Committee each year at its regularly scheduled February or March meeting.

The Incentive Plan for 2010 covered the period from January 1 through December 31 (the “Incentive Period”). The Incentive Plan is designed to establish a pool of funds to be available for making bonus payments to the executive officers if the Company achieves certain performance goals during the Incentive Period. The aggregate 2010 target cash bonuses for the Company’s Named Executive Officers were $903,900 (the “Aggregate Target Bonus Amount”). Additional incentive compensation opportunities described below were also provided to Messrs. Dynes, Kra, Pyle, and Leon Trefler. The target bonuses for the Named Executive Officers, with the exception of our Chief Executive Officer and Senior Vice President, Sales, represent 50%, of the base salaries for those executive officers. For our Chief Executive Officer, the target bonus represents 85% of his base salary; and for our Senior Vice President, Sales, the target bonus represents 20% of his base salary given his additional opportunity to earn additional cash compensation in the form of sales commissions as described further below.

For purposes of the Incentive Plan, the performance goals are divided into two categories. The first category is comprised of the corporate financial goals related to revenue, license signings and profitability, as approved by the Board of Directors in connection with establishing the Company’s annual budget, with qualified new license signings weighted at 45% of total achievement, annual revenue weighted at 15% and profitability weighted at 10%. The second category is comprised of the qualitative strategic goals related to customer success, target market leadership, operational excellence, and development of personnel, as approved by the Board of Directors as part of the Company’s annual strategic planning, with the strategic goals in the aggregate weighted at 30% of total achievement. Together, these two categories make up a single performance target under the Incentive Plan (the “Corporate Performance Target”).

The percentage achievement of the Corporate Performance Target (the “Funding Percentage”) determines the extent to which the Incentive Plan is funded. The Incentive Plan will be funded with an amount equal to the Aggregate Target Bonus Amount multiplied by the Funding Percentage, except that if the Funding Percentage is less than 70% then the Incentive Plan will not be funded at all. In 2010, if the Corporate Performance Target had been exceeded, the percentage achievement of the Corporate Performance Target for purposes of funding the Incentive Plan would have been deemed equal to 100% plus an enhanced incentive as determined by the Board in its discretion. In 2010, the Funding Percentage and payout were 85%, which is consistent with the Company’s level of achievement of the Corporate Performance Target.

For 2010, once the Funding Percentage was determined, the actual bonus payment for each executive officer was subject to adjustment to reflect each individual’s level of contribution to the Company’s strategic goals, as determined by our Chief Executive Officer, and in the case of our Chief Executive Officer by the Compensation Committee. The Company’s strategic goals are established at the beginning of each year by the Company’s senior management team and describe the Company’s key operational initiatives related to customer success, target market leadership, operational excellence, and the development of personnel. The Chief Executive Officer assesses each executive officer’s contribution to the overall operational plan and to the executive officer’s specific functional unit. Prior to making a final determination regarding the attainment or non-attainment of each executive officer’s individual goals, the Chief Executive Officer consults with the Compensation Committee. In 2010, the Chief Executive Officer determined that each of our executive officers attained his individual goals in the aggregate.

The target bonus levels established for our executive officers represent management’s and the Compensation Committee’s assessment of a very high level of achievement of specific goals. Where target bonus levels relate to financial goals that are also the subject of our published financial guidance, these goals are generally established at levels that represent over-performance in relation to the guidance that we publish at the beginning of each calendar year. In many years, as in 2010, these goals have not been fully achieved; in other years, they have been met or, in some cases, exceeded. For example, for 2009, the payout by the Company was 102% of the target bonus level, as the Company exceeded its goals for that year. For 2008, the payout by the Company was 95% of the target bonus level, as the Company fell slightly short of its revenue and bookings targets for the year, and did not fully achieve its strategic goals for the year.

For 2010, Mr. Dynes received a bonus of $132,862, and Mr. Kra received a bonus of $116,777, which is consistent with the Corporate Performance Target percentage achievement. Mr. Pyle received a cash bonus of $57,287, plus 1,870 shares of the Company’s common stock, and Leon Trefler received a cash bonus of $21,131, plus 693 shares of the Company’s common stock, as they each elected to have half of their bonuses paid in RSUs, representing in the aggregate 92% of the target bonus level. The target bonus level percentage is higher for Messrs. Pyle and Leon Trefler, due to their election of RSUs as a component of their bonuses.

The Compensation Committee has approved the 2011 Incentive Plan, which operates in the same manner as the 2010 Incentive Plan.

Bonuses – Additional Incentive Compensation Opportunities.    In 2010, each of our executive officers, other than Alan Trefler, was also eligible to receive an incentive payment based upon the achievement of specific individual performance goals established by the Chief Executive Officer. Mr. Dynes was eligible for $15,000 in additional incentive payments based upon the achievement of objectives for implementing technology to facilitate a corporate tax reorganization, as well as implementing new products and releases and continued improvements in financial reporting and forecasting. Mr. Kra was eligible for $21,000 in additional incentive payments based upon the achievement of objectives relating to service delivery, margins, strategic growth and staff development. Mr. Pyle was eligible for $21,000 in additional incentive payments based upon the achievement of objectives relating to product development, design and customer support. Leon Trefler was eligible to receive an additional $50,000 in incentive payments based upon the achievement of objectives related to increasing the effectiveness of Sales account executives, management effectiveness, and developing an infrastructure to facilitate annual growth.

The executive officers were eligible for these additional incentive payments in the first, second and third quarters of the year, up to one-third each quarter, based upon the level of achievement of their respective objectives. Our Chief Executive Officer conducted quarterly reviews with each executive officer of their respective performance towards achieving these individual goals. In 2010, Mr. Dynes received $12,950; Mr. Kra received $16,380; Mr. Pyle received $17,500; and Leon Trefler received $24,553, towards the achievement of their respective goals.

Similarly, in 2011, each of our executive officers, with the exception of Alan Trefler, is eligible to receive additional incentive payments based upon the performance of specific individual goals tied to the achievement of operational objectives. Messrs. Dynes, Kra and Pyle are eligible for $21,000 in additional incentive payments and Leon Trefler is eligible for $50,000 in additional incentive payments. The executive officers will be eligible for these additional incentive payments in the first, second and third quarters of the year, up to one-third each quarter, based upon the level of achievement of their respective objectives. Our Chief Executive Officer will conduct quarterly reviews with each executive officer of his respective performance towards achieving these individual goals.

In addition, in 2010, Leon Trefler was eligible for additional incentive compensation related to the value of qualified new license signings achieved by the Company. In 2010, Leon Trefler received $206,658 in additional incentive compensation in the form of sales commissions related to qualified new license signings. Similarly, in 2011, Leon Trefler will also be eligible for additional incentive compensation related to the value of qualified new license signings.

Equity Awards.    Historically, the Compensation Committee has used stock options as a long-term, non-cash incentive and as a means of aligning the long-term interests of executives and stockholders. Stock options are linked to the future performance of our stock because they do not become valuable to the holder unless the price of our stock increases above the fair market value of our stock on the date of grant. Pursuant to our 2004 Long-Term Incentive Plan, fair market value is defined as the closing price of our common stock on the date of grant.

The Compensation Committee also periodically considers the use of other forms of non-cash incentives, such as RSUs. During the fourth quarter of 2007, the Company’s Board of Directors approved changes to its equity compensation program, including the granting of RSUs in addition to stock options for periodic equity compensation grants to executive officers and other employees. RSUs deliver to the recipient a right to receive a specified number of shares of the Company’s common stock upon vesting. Unlike stock options, there is no cost to the executive officer at share issuance. Therefore, RSUs provide value to our executives even if the Company’s stock price remains constant. Additionally, RSUs, while more expensive than options to the Company by approximately a two and a half to one ratio, can be more efficient based upon the benefit to the executive in comparison to the cost to the Company. RSU grants do not result in the same amount of dilution upon issuance to the Company’s investor ownership as that caused by stock options, because the same incentive associated with options can be provided to the executive with RSUs, but with fewer shares ultimately issued. The Company values its RSUs at the fair value of our common stock on the grant date, which is the closing price of our common stock on that date, less the present value of expected dividends, as the executive officers or other employees are not entitled to dividends during the requisite service period.

Effective beginning in 2008, the Company’s Board of Directors also approved the election by executive officers and other employees to receive 50% of their target incentive compensation under the Incentive Plan in the form of RSUs instead of cash. For this purpose, RSUs are valued at their fair value on the grant date. If elected by an executive officer or other employee, the equity amount is equal in value on the date of grant to 50% of his or her target incentive opportunity, based on the employee’s annual base salary. The number of RSUs granted is determined by dividing 50% of the employee’s target incentive opportunity by the fair value of a RSU on the grant date. If elected, the equity grant occurs during the open trading period following the public release of the Company’s financial results for the prior year and vests 100% on the Incentive Plan payout date for all participants. Vesting is conditioned upon threshold funding of the Incentive Plan and continued active employment with the Company, a written acknowledgement by the employee of understanding the terms of the plan, and status as an employee in good standing. If these conditions are not met, the equity grant does not vest and expires. The Company recognizes the associated stock-based compensation expense over the requisite service period beginning on the grant date and ending on the vest date. Upon vesting, the Company withholds shares of common stock in an amount sufficient to cover the minimum statutory tax withholding obligations and issues shares of its common stock for the remaining amount. The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant less the future present value of dividends. In 2010, Messrs. Pyle and Leon Trefler elected to receive 50% of their incentive compensation in RSUs.

The Compensation Committee currently believes that stock options and RSUs are the most effective tools to align the long-term interests of executives and stockholders. In the case of stock options, this is because they do not become valuable to the holder unless the price of our stock increases above the fair market value of our stock on the date of grant. In the case of RSUs, an RSU delivers more value than a stock option to the holder if the price of our stock remains constant, but the value to the holder increases as our stock price increases over time. By granting both stock options and RSUs, executives may realize the benefits of each and also achieve a more diversified mix of equity compensation.

Equity Award Granting Practices.    Executive officers and other employees have typically received a grant of stock options at the first meeting of the Compensation Committee to occur after the start of their employment during which grants to employees are approved. In 2009, the Company changed its equity award granting practices for new employees to align awards based upon a financial valuation, rather than a pre-determined number of shares regardless of stock price. This decision was made after conducting detailed market analysis and review and discussion with the Board. Grants to newly hired employees are now determined based upon a target financial value associated with their job type, rather than the historic practice of issuing a pre-determined number of options based on an individual’s level of job responsibilities, which the Company believes will improve our ability to more effectively communicate the value of equity grants to our employees. For all employee positions which are at the director level or above, equity grants are now an equal mix of stock options and RSUs, with 50% of the target value granted in stock options and 50% in RSUs. For those employees who hold positions below the director level, equity grants are now awarded solely in RSUs.

The Compensation Committee has also historically made periodic grants of stock options to the executive officers, which have typically occurred every 12-24 months. In 2009, as in 2008 and 2007, a periodic grant of stock options and RSUs was made to the executive officers. In 2010, the executive officer equity grant was deferred until consideration of the 2011 executive officer compensation in February 2011, so that the Committee could evaluate the equity awards in the context of the total compensation of each executive officer.

As a general practice, stock options are awarded at an exercise price equal to, or greater than, the market value of our common stock on the date of grant, and typically vest over a four- to five-year period. For periodic grants, the number of stock options and RSUs granted to an executive officer is determined by taking into consideration factors such as: (i) the number of equity awards previously granted to the executive; (ii) the executive’s remaining equity awards exercisable and the value of those equity awards; (iii) the prior performance of the executive; (iv) the anticipated value that an executive will add to the Company in the future; (v) the fair value of the Company’s stock options and

RSUs; (vi) the target value, as discussed above; (vii) the retentive value of equity awards; and, (viii) the equity awards in the context of each executive officer’s total compensation. The Company anticipates making periodic grants of stock options and RSUs every 12 months in the future.

Other Perquisites.    In addition to the elements of compensation discussed above, the Company offers the executive officers Company-paid parking at our home office location, and contributions towards health, dental, life, accidental disability and dismemberment, and disability insurance premiums. The Company does not offer deferred compensation of any kind, nor does it offer retirement benefits other than a 401(k) defined contribution plan. The Company typically matches 50% of contributions made by executive officers and other employees to the 401(k) plan, up to a cap of 50% of 6% of the executive officer’s or employee’s base salary.

Compensation of the Chief Executive Officer in 2010.    The Compensation Committee believes that the Chief Executive Officer continued to perform at a high level in 2010, and that his performance is not reflected in his salary. The Chief Executive Officer’s comparatively low salary reflects his status as a significant shareholder in the Company, and, as such, his personal wealth is tied directly to sustained increases in the Company’s value. In 2010, the Chief Executive Officer’s salary was increased by 20%. In 2010, Mr. Trefler was eligible for an annual bonus of up to 85% of his base salary based upon a review of the Company’s performance against its financial and strategic goals for the year. In setting the Chief Executive Officer’s bonus for 2010, the Compensation Committee considered the factors described above and ultimately determined that he should be granted a bonus of $247,918, representing a payment consistent with the Corporate Performance Target funding percentage. Consistent with the Compensation Committee’s past practice, no stock options or RSUs were granted to the Chief Executive Officer because of his already significant holdings of Company stock.

Elements of Post-Termination Compensation.    We have entered into employment offer letters with Messrs. Dynes and Kra containing provisions for additional cash compensation upon termination of employment under certain circumstances. Specifically, each of these letters provides for a lump-sum severance payment equal to six months of then-current base salary in the event that such officer’s employment is terminated by the Company without cause.

In addition, for Mr. Dynes, for each additional six months of employment following the first anniversary of his start date as a Named Executive Officer, the amount of severance shall be increased by one month of base salary up to a maximum total of twelve months. Our primary rationale for providing these payments is that we believe that it is standard in our industry to provide a reasonable severance payment to certain high ranking executive officers in the event that they are terminated without cause, and that the absence of such arrangements might jeopardize our chances of hiring and retaining such executives. We limit such post-termination compensation arrangements to situations in which such executive officers are actually terminated, rather than those in which there is a mere change of control. In the event that such a termination without cause occurred to one of these executive officers at the base salary levels in effect on December 31, 2010, Mr. Dynes would receive $313,000 and Mr. Kra would receive $137,500. Additionally, while any acceleration of unvested options generally occurs solely at the discretion of our Board of Directors, the options to purchase 100,000 shares of common stock that Mr. Dynes was granted at the time of his hire, are subject to a minimum acceleration of vesting of six months in the event of a sale of the Company (as defined in the 2004 Long-Term Incentive Plan). While these offer letters, which have been previously filed with the SEC, do not specifically define what constitutes a termination “without cause,” the Company believes that the term “cause” as used in these employment offer letters would be construed consistently with Massachusetts case law, which generally defines “cause” in this context to mean that the Company had a reasonable good faith basis for dissatisfaction with the employee, due to lack of capacity or diligence, failure to conform to usual standards of conduct, or other culpable or inappropriate behavior, or grounds for discharge reasonably related, in the Company’s good faith judgment, to the needs of the business. There are no other conditions to the payment of the severance amounts other than, in the case of Mr. Dynes, the execution and delivery of a mutually acceptable form of release.

Impact of Regulatory Requirements

Our stock option and RSU grant policies are impacted by FASB ASC Topic 718, formerly FAS 123(R), which we adopted on January 1, 2006. As a result of the adoption of this accounting policy, the Company has generally reduced the amount of stock options granted to employees, as has been the case with many companies of similar size in our industry.

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive and its four other most highly compensated executives. Performance-based compensation is excluded from the compensation taken into account for purposes of the limit if certain requirements are met. We structure our stock options and RSUs granted to executives in a manner that complies with the performance-based requirements of the statute. The Committee believes that, given the general range of salaries and bonuses for executive officers, the $1 million threshold of Section 162(m) will not be reached by any of our executive officers in the foreseeable future. Accordingly, the Compensation Committee has not considered what its policy regarding compensation not qualifying for federal tax deduction might be at such time, if ever, as that threshold becomes within range of any executive officer.

EXECUTIVE COMPENSATION

The following table sets forth information required under applicable SEC rules about the compensation for 2010, 2009 and 2008 of (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) our three most highly compensated other executive officers who were serving as officers on December 31, 2010 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Alan Trefler	2010	344,000	—	—		—	247,918	20,233	612,151
Chairman and Chief Executive Officer	2009	288,000	—	—		—	220,205	18,093	526,298
	2008	275,000	—	—		—	195,800	17,696	488,496

Craig Dynes	2010	313,000	—	25,011		25,014	145,812	24,737	533,574
Chief Financial Officer and Senior Vice President	2009	288,000	—	45,024		45,003	158,750	22,147	558,924
	2008	273,000	—	67,975		26,566	129,642	21,886	519,069

Douglas Kra	2010	275,000	—	25,011		25,014	133,157	24,673	482,855
Senior Vice President, Global Services	2009	260,000	—	40,000		39,996	146,750	22,079	508,825
	2008	250,000	—	67,975		26,566	118,713	21,823	485,077

Michael Pyle	2010	270,000	—	91,938	(5)	25,014	74,787	20,227	481,966
Senior Vice President, Engineering	2009	255,000	—	103,307	(5)	39,996	74,750	18,261	491,314
	2008	250,000	—	116,197	(5)	21,271	59,342	17,669	464,479

Leon Trefler	2010	250,000	—	149,822	(5)	125,008	227,789	24,534	777,145
Senior Vice President, Sales (6)

(1)	These amounts reflect the dollar amount of the aggregate grant date fair value of RSU awards granted in the years ended December 31, 2010, 2009 and 2008, in accordance with FASB ASC Topic 718.
(2)	These amounts reflect the dollar amount of the aggregate grant date fair value of stock option awards granted in years ended December 31, 2010, 2009 and 2008, in accordance with FASB ASC Topic 718.
(3)	Represents annual cash bonuses earned in the year shown and paid in the following year, with the exception of the additional compensation opportunities for Messrs. Dynes, Kra, Pyle and Leon Trefler, which were paid during the year in which they were earned and are included in these amounts, as well as commissions earned by Leon Trefler in 2010.
(4)	These amounts are comprised of the Company 401(k) match, Company-paid parking, and Company-paid health, dental, and other insurance premiums.
(5)	These amounts include the election by Messrs. Pyle and Leon Trefler to receive 50% of their target incentive compensation under the Incentive Plan in the form of RSUs instead of cash.
(6)	Leon Trefler became a Named Executive Officer on January 1, 2010.

The following table sets forth certain information with respect to the plan-based awards granted during or for the fiscal year ended December 31, 2010 to each of the Named Executive Officers.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(4)	Threshold (#)	Target (#)	Maximum (#)
Alan Trefler	N/A	—	$292,000	—	—	—	—	—	—	—	—
Chairman and Chief Executive Officer

Craig Dynes	N/A	—	$171,500	—	—	—	—	—	—	—	—
Chief Financial Officer and Senior Vice President	3/1/2010	—	—	—	—	—	—	700	1,868	$36.03	$67,304

Douglas Kra	N/A	—	$158,500	—	—	—	—	—	—	—	—
Senior Vice President, Global Services	3/1/2010	—	—	—	—	—	—	700	1,868	$36.03	$67,304

Michael Pyle	N/A	—	$156,000	—	—	—	—	—	—	—	—
Senior Vice President, Engineering	3/1/2010	—	—	—	—	—	—	700	1,868	$36.03	$67,304
	3/9/2010	—	—	—	—	—	—	1,870(5)	—	—	$67,488

Leon Trefler	N/A	—	$100,000	—	—	—	—	—	—	—	—
Senior Vice President, Sales	3/1/2010	—	—	—	—	—	—	3,499	9,336	$36.03	$336,376
	3/9/2010	—	—	—	—	—	—	693(5)	—	—	$25,010

(1)	All awards were made pursuant to the Company’s 2010 Corporate Incentive Compensation Plan, with the exception of $21,000 in additional incentive compensation opportunities for Messrs. Kra and Pyle, $15,000 for Mr. Dynes, and $50,000 for Mr. Leon Trefler.
(2)	All awards were made pursuant to the Company’s 2004 Long Term Incentive Plan.
(3)	The amounts in the “Grant Date Fair Value of Stock and Option Awards” reflect the dollar amount of the aggregate grant date fair value for the entire option and RSU award granted in 2010, in accordance with FASB ASC Topic 718.
(4)	There is no maximum payout amount, as additional incentives can be earned for performance above targets, as determined by the Board in its discretion.
(5)	Represents the Named Executive Officer’s election to receive 50% of their target incentive compensation under the Incentive Plan in the form of RSUs instead of cash.

The following table sets forth certain information with respect to the value of outstanding equity awards, at December 31, 2010, previously granted to the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan Trefler	—	—	—	—	—		—		—	—	—
Chairman and Chief Executive Officer

Craig Dynes	25,000	15,000	—	$8.16	9/7/2016	(1)	3,200	(5)	117,216	—	—
Chief Financial Officer and Senior Vice President	4,000	6,400	—	$12.00	12/13/2017	(4)	3,522	(5)	129,011	—	—
	2,348	3,522	—	$11.88	12/11/2018	(4)	1,126	(5)	41,245	—	—
	719	2,876	—	$32.29	12/15/2019	(4)	700	(5)	25,641	—	—
	—	1,868	—	$36.03	3/1/2020	(4)	—		—	—	—

Douglas Kra	25,000	—	—	$7.21	11/1/2014	(1)	3,200	(5)	117,216	—	—
Senior Vice President, Global Services	20,000	—	—	$8.67	12/8/2015	(2)	3,522	(5)	129,011	—	—
	9,600	6,400	—	$12.00	12/13/2017	(4)	1,000	(5)	36,630	—	—
	2,348	3,522	—	$11.88	12/11/2018	(4)	700	(5)	25,641	—	—
	639	2,556	—	$32.29	12/15/2019	(4)	—		—	—	—
	—	1,868	—	$36.03	3/1/2020	(4)	—		—	—	—

Michael Pyle	50,000	—	—	$7.12	11/4/2014	(1)	3,200	(5)	117,216	—	—
Senior Vice President, Engineering	20,000	—	—	$8.67	12/8/2015	(2)	2,820	(5)	103,297	—	—
	9,600	6,400	—	$12.00	12/13/2017	(4)	1,000	(5)	36,630	—	—
	1,880	2,820	—	$11.88	12/11/2018	(4)	700	(5)	25,641	—	—
	639	2,556	—	$32.29	12/15/2019	(4)	1,870	(3)	68,498	—	—
	—	1,868	—	$36.03	3/1/2020	(4)	—		—	—	—

Leon Trefler	1,820	2,080	—	$12.00	12/13/2017	(4)	1,040	(5)	38,095	—	—
Senior Vice President, Sales	1,176	1,764	—	$11.88	12/11/2018	(4)	1,764	(5)	64,615	—	—
	639	2,556	—	$32.29	12/15/2019	(4)	1,000	(5)	36,630	—	—
	—	9,336	—	$36.03	3/1/2020	(4)	3,499	(5)	128,168	—	—
	—	—	—	—	—		693	(3)	25,385	—	—

(1)	These stock options vest quarterly over a five-year period beginning on the date of grant.
(2)	These stock options vested fully upon the date of grant, December 8, 2005. The exercise price represented a 20% premium to the fair market value of our common stock on the grant date, measured as the average of the high and low trading price of the common stock on such date as reported on Nasdaq.
(3)	Represents the Named Executive Officer’s election of 50% of target incentive compensation under the Incentive Plan in the form of RSUs instead of cash.
(4)	These stock options vest on a five-year schedule, with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years.
(5)	Refers to RSUs, each of which represents the right to receive, following vesting, one share of common stock. The RSUs vest on a five-year schedule, with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years.
(6)	Market value is calculated using the closing price of the Company’s common stock on December 31, 2010.

The following table sets forth certain information with respect to the options exercised by the Named Executive Officers during the fiscal year ended December 31, 2010.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Alan Trefler Chairman and Chief Executive Officer	—	—	—	—

Craig Dynes Chief Financial Officer and Senior Vice President	—	—	3,055	96,906

Douglas Kra Senior Vice President, Global Services	15,000	461,850	3,024	95,818

Michael Pyle Senior Vice President, Engineering	—	—	6,490	222,034

Leon Trefler Senior Vice President, Sales	—	—	1,358	43,516

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee were, at any time during 2010 or in the three prior years, an officer or employee of ours or any of our subsidiaries. None of them had any relationship with us during 2010 that was required to be disclosed under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

None of our executive officers served as a Director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, or “CD&A,” with management, and, based on such review and discussion, recommended to the Board of Directors the inclusion of the CD&A in this Form 10-K/A.

Compensation Committee

James O’Halloran, Chairman

Craig Conway

William Wyman

COMPENSATION PRACTICES RISK ASSESSMENT

The Company has conducted a risk assessment of its compensation programs for executive officers and all other employees. The Company’s Legal and Human Resources departments reviewed our compensation programs, practices and policies (“Compensation Programs”). Management reviewed and discussed the findings of this review with the Compensation Committee, and with the Company’s Disclosure Committee, consisting of representatives from its Finance, Legal and Compliance departments. Based upon this assessment, the Company has concluded that its Compensation Programs are balanced and do not, by design, motivate excessive risk taking.

In determining that the programs contained an appropriate mix of risk and reward in relation to the Company’s strategy and long term goals without encouraging excessive risk taking, the following elements were considered:

•

In general, compensation consists of a balanced mix of fixed and variable compensation. The fixed component, base salary, provides a stable income stream to employees and executives, while variable compensation, consisting of annual bonuses, commissions for Sales personnel, and bonuses tied to the achievement of management’s business objectives for our Services personnel, provides compensation opportunities tied to the Company’s short and long term goals.

•

Annual incentive payments, or bonuses, provide the potential for variable pay based upon the achievement of annual financial and strategic business objectives of the Company. These objectives are set at the Company level and are not based upon the results for any one individual, team or division. Management, or the Board of Directors and/or Chief Executive Officer in the case of the executive officer plan, has the discretion to decrease corporate funding and/or individual payout amounts to avoid a windfall payment being made.

•

The incentive plans for our salesforce align variable compensation with both short and long term goals. A percentage of commissions are payable on contract signing, while the remaining percentage is payable after deployment of our software by our customers. Corporate controls require customer contracts to be approved by Finance and Legal personnel, in addition to Sales management, prior to execution. The Company’s Pricing Committee, consisting of representatives from Sales, Services, Legal and Finance departments, also reviews and approves nonstandard contract terms.

•

Equity awards, which are granted to United States and some international employees, and consist of both stock options and RSUs, align employee equity compensation with the Company’s long term success. Equity awards vest over five years and increase in value as our stock price increases over time. The Company believes that the use of RSUs further mitigates excessive risk-taking, because RSUs lose value if our stock price declines below the price at the time of grant.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, which, except as otherwise noted below, is as of January 31, 2011, with respect to the beneficial ownership of our common stock by:

•	the stockholders we know to beneficially own more than 5% of our outstanding common stock;

•	each Director;

•	each executive officer named in the Summary Compensation Table included above in Item 11 of this Form 10-K/A; and

•	all of our executive officers and Directors as a group.

Unless otherwise indicated, the address of each person listed below is c/o Pegasystems Inc., 101 Main Street, Cambridge, MA 02142.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OWNED	NUMBER OF OPTIONS EXERCISABLE	NUMBER OF RESTRICTED STOCK UNITS VESTING	TOTAL SHARES BENEFICIALLY OWNED (1)	PERCENTAGE OF SHARES BENEFICIALLY OWNED (2)
5% Stockholders
Alan Trefler (3)	20,053,069	—	—	20,053,069	53.82%
FMR, LLC (4)	3,768,259	—	—	3,768,259	10.11%
82 Devonshire Street, Boston, MA

BAMCO INC / NY (5)	2,231,854	—	—	2,231,854	5.99%
767 Fifth Avenue, New York, NY

Directors
Alan Trefler	See “5% Stockholders” Above	See “5% Stockholders” Above	See “5% Stockholders” Above	See “5% Stockholders” Above	See “5% Stockholders” Above
Craig Conway	2,673	—	1,329	4,002	*
Peter Gyenes	6,270	—	1,451	7,721	*
Richard Jones (6)	535,654	90,000	—	625,654	1.68%
Steven Kaplan	22,167	64,953	—	87,120	*
James O’Halloran	65,193	—	—	65,193	*
William Wyman (7)	22,167	65,000	—	87,167	*

Named Executive Officers
Alan Trefler	See “5% Stockholders” Above	See “5% Stockholders” Above	See “5% Stockholders” Above	See “5% Stockholders” Above	See “5% Stockholders” Above
Craig Dynes	2,951	38,712	903	42,566	*
Douglas Kra	5,998	59,212	895	66,105	*
Michael Pyle	5,302	83,686	2,707	91,695	*
Leon Trefler	434	6,068	1,731	8,233	*
All executive officers and Directors as a group (8)	20,722,179	411,767	9,668	21,143,614	56.12%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	The number of shares of common stock beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person has or shares voting or investing power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. To our knowledge, unless otherwise indicated, all of the persons listed above have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.
(2)	The percent ownership for each stockholder is calculated by dividing the total number of shares beneficially owned by the stockholder by 37,257,476 shares (the number of shares of our common stock outstanding on January 31, 2011) plus any shares acquirable (including pursuant to stock options exercisable and RSUs vesting) by the stockholder within 60 days after January 31, 2011, and multiplying the result by 100.
(3)	Includes 42,000 shares of common stock held by the Trefler Foundation, of which Alan Trefler is a trustee. Mr. Trefler has voting and dispositive power over such shares, but has no pecuniary interest with respect to such shares. Mr. Trefler maintains margin securities accounts at one or more brokerage firms, and the positions held in such accounts, which may from time to time include shares of our common stock, may be used as collateral security for the repayment of any debit balances in those accounts, if any. As of January 31, 2011, Mr. Trefler held 795,000 shares of our common stock in these accounts.

(4)	As reported in the Schedule 13G/A filed by FMR LLC and Edward C. Johnson 3rd with the SEC on March 10, 2011.
(5)	As reported in the Schedule 13G filed by BAMCO, Inc., Baron Capital Group, Inc., Baron Capital Management, Inc., Baron Small Cap Fund and Ronald Baron on February 14, 2011.
(6)	Includes 54,577 shares of common stock held by a grantor retained annuity trust, of which Mr. Jones is a trustee. Mr. Jones has voting and dispositive power over such shares, but has no pecuniary interest with respect to such shares. Mr. Jones maintains margin securities accounts at one or more brokerage firms, and the positions held in such accounts, which may from time to time include shares of our common stock, may be used as collateral security for the repayment of any debit balances in those accounts, if any. As of January 31, 2011, Mr. Jones held 235,000 shares of our common stock in these accounts.
(7)	Mr. Wyman maintains margin securities accounts at one or more brokerage firms, and the positions held in such accounts, which may from time to time include shares of our common stock, may be used as collateral security for the repayment of any debit balances in those accounts, if any. As of January 31, 2011, Mr. Wyman held 22,167 shares of our common stock in these accounts.
(8)	Includes all persons who were Directors or executive officers of the Company (12 persons) on January 31, 2011.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2010:

	(a)	(b)	(c)
(In thousands, except per share amounts)	Number of shares of common stock to be issued upon exercise of outstanding stock options and vesting of RSUs (3)	Weighted-average exercise price per share of outstanding stock options (4)	Number of shares of Common stock Remaining available For future issuance (excluding those in Column (a)) (5)
Equity compensation plans approved by stockholders (1)	3,433	$11.92	1,600
Equity compensation plans not approved by stockholders (2)	140	$25.25	—

(1)	Our equity compensation plans include the Amended and Restated 1994 Long-Term Incentive Plan (the “1994 Plan”), the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). Our stockholders previously approved each of these plans and all amendments that were subject to stockholder approval. In addition to the issuance of stock options, the 1994 Plan allowed for the issuance of stock appreciation rights, restricted stock, and long-term performance awards. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan or the Director Plan in the future. In addition to the issuance of stock options, the 2004 Plan allows for the issuance of stock purchase rights and other stock-based awards, including RSUs. See Note 13 “Stock-Based Compensation” included in the notes to the accompanying audited consolidated financial statements for further information and description of our equity compensation plans.

(2)	These stock options were assumed in connection with our acquisition of Chordiant and were originally granted under the Chordiant Software, Inc. 2005 Equity Incentive Plan (the “2005 Plan”), the Chordiant Software, Inc. 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”), the Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Director Stock Option Plan (the “1999 Director Plan”), and the Prime Response Group, Inc. 1998 Stock Options/Stock Issuance Plan (the “1998 Prime Response Plan”) (collectively, the “Chordiant Plans”). No additional awards were or may be granted under the Chordiant Plans following the date of acquisition. These plans were not approved by our stockholders since they were adopted at the date of acquisition. In connection with our acquisition of Chordiant, all outstanding equity awards issued under the Chordiant Plans with an exercise price of $6.00 or lower were assumed by us and converted into the right to receive 0.13 shares of Pegasystems common stock for every one share of Chordiant common stock covered by such awards. All other outstanding equity awards issued under the Chordiant Plans were cancelled.

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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as described below, during 2010 there were no transactions involving more than $120,000, nor are any proposed, between us and any executive officer, Director, beneficial owner of 5% or more of our common stock or equivalents, or any immediate family member of any of the foregoing, in which any such persons or entities had or will have a direct or indirect material interest.

We have entered into employment offer letters with Messrs. Dynes and Kra that provide for a lump-sum payment of severance equal to six months of their then base salary in the event that their employment is terminated without cause. In addition, for Mr. Dynes, for each additional six months of employment following the first anniversary of his start date, the amount of severance shall be increased by one month of base salary up to a maximum total of twelve months. Additionally, while any acceleration of unvested options generally occurs solely at the discretion of our Board of Directors, the options to purchase 100,000 shares of common stock that Mr. Dynes was granted at the time of his hire, are subject to a minimum acceleration of vesting of six months in the event of a sale of the Company (as defined in the 2004 Long-Term Incentive Plan).

In January 2010, Leon Trefler, the brother of our Chairman and Chief Executive Officer, was promoted from Vice President, North America Sales, to Senior Vice President, Sales. During 2010, Leon Trefler received compensation consisting of base salary, commissions, benefits, and equity awards, totaling $777,145 in consideration for his services to the Company. Further information regarding Leon Trefler’s compensation can be found in the Compensation Discussion and Analysis section under Item 11 of this Form 10-K/A.

Effective February 14, 2007, our Board of Directors has adopted a Related Person Transaction Policy, which can be found on the “Governance” section of our website at www.pega.com. The policy mandates that the Company enter into or ratify a related person transaction only when the Company’s Board of Directors, or a committee thereof, acting in accordance with the policy, determines that the transaction is either in, or is not inconsistent with, the best interest of the Company and its stockholders. A “related person transaction” for these purposes is defined in the policy to include any transaction or relationship (involving an amount expected to exceed $100,000) between the Company and an individual or entity defined as a “related person” in the policy. Approval or ratification of a related person transaction may be conditioned by the Board, or committee thereof, directing the related person or the Company to take certain actions to narrow the scope of the relationship, such as: requiring the related person to resign from, or change position within an entity involved in the related person transaction; assuring that the related person not be directly involved in negotiating the terms of the related person transaction; limiting the duration or magnitude of the related person transaction; or requiring that information about the related person transaction be documented and delivered to the Board or committee on an ongoing process.

Director Independence

Our Board of Directors has determined that none of Messrs. Conway, Gyenes, Jones, Kaplan, O’Halloran or Wyman has a material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and that each of these Directors is “independent” within the meaning of Nasdaq’s director independence standards. Mr. Jones, who formerly served as Pegasystems’ President, as well as Vice Chairman of our Board of Directors, has been deemed to be independent as of July 2010 since he resigned from his role as Vice Chairman in July 2007. Our Board of Directors has further determined that each of the members of our Audit Committee, Compensation Committee and Nominating Committee has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is “independent” within the meaning of Nasdaq’s director independence standards. There were no other transactions, relationships or arrangements not disclosed in this Form 10-K/A that were relevant to the independence of the persons serving as members of our Board of Directors in 2010.

ITEM 14.    Principal Accounting Fees and Services

Deloitte & Touche LLP, independent registered public accounting firm, audited our financial statements for the fiscal years ended December 31, 2010 and December 31, 2009. The following table shows the fees for audit and other services provided by Deloitte & Touche LLP for 2010 and 2009.

	2010 (in thousands)	2009 (in thousands)
Audit fees (1)	$1,930	$1,348
Audit-related fees (2)	181	—
Tax fees (3)	10	23
All other fees (4)	2	2

Total	$2,123	$1,373

(1)	Represents fees billed for professional services provided in connection with the audit of our financial statements and the reviews of reports on Form 10-Q and 10-K for the applicable year.

(2)	Represents fees billed for due diligence services related to an acquisition and the review of related documents filed with the Securities and Exchange Commission.

(3)	Represents fees billed in the applicable year for tax compliance, tax advice and tax planning services.

(4)	Represents fees billed for the subscription to an online accounting research tool.

All audit and non-audit services provided by Deloitte & Touche LLP in 2010 and 2009 were pre-approved by the Audit Committee.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1) The consolidated financial statements of Pegasystems Inc. and subsidiaries were previously filed with the Original Form 10-K.

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

PEGASYSTEMS INC.

By:	/s/ CRAIG DYNES
Craig Dynes Senior Vice President, Chief Financial Officer (principal financial officer) (duly authorized officer)

Date: April 29, 2011

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 14, 2010, by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and Chordiant Software, Inc. (Filed as Exhibit 2.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

3.3	Restated Articles of Organization, of the Registrant. (Filed as exhibit 99.2 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Pegasystems Inc. (Filed as Exhibit 99.3 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.4	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.6	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.7++	2004 Long-Term Incentive Plan, as amended on November 24, 2008. (Filed as exhibit 10.7 to the Registrant’s 2008 Form 10-K and incorporated herein by reference.)

10.8++	Form of Employee Stock Option Agreement, as amended on December 15, 2009. (Filed as Exhibit 10.8 to the Registrant’s 2009 Form 10-K and incorporated herein by reference.)

10.9++	Form of Restricted Stock Unit Agreement, as amended on December 15, 2009. (Filed as Exhibit 10.9 to the Registrant’s 2009 Form 10-K and incorporated herein by reference.)

10.10	Form of Non-Employee Director Stock Option Agreement. (Filed as exhibit 10.2 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference.)

EXHIBIT INDEX—(CONTINUED)

Exhibit No.	Description
10.11++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004. (Filed as Exhibit 10.20 to the Registrant’s 2004 Form 10-K and incorporated herein by reference.)

10.12	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated herein by reference.)

10.13++	2006 Employee Stock Purchase Plan, as amended on February 14, 2008. (Filed as exhibit 10.15 to the Registrant’s 2007 Form 10-K and incorporated herein by reference.)

10.14++	Compensation program for members of the Registrant’s Board of Directors, effective May 30, 2006. (Detailed in Registrant’s June 5, 2006 Form 8-K and incorporated herein by reference.)

10.15++	Offer Letter between the Registrant and Craig A. Dynes dated September 7, 2006. (Filed as Exhibit 99.1 to the Registrant’s September 7, 2006 Form 8-K and incorporated herein by reference.)

10.16	Amendment Number 10 to Lease Agreement dated July 24, 2006 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.1 to the Registrant’s September 30, 2006 Form 10-Q and incorporated herein by reference.)

10.17++	Amendment to Stock Option Agreement between the Registrant and Richard H. Jones dated December 29, 2006. (Filed as Exhibit 99.1 to the Registrant’s January 4, 2007 Form 8-K and incorporated herein by reference.)

10.18	Amendment Number 11 to Lease Agreement dated as of June 11, 2008 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.2 to the Registrant’s June 30, 2008 Form 10-Q and incorporated herein by reference.)

10.19++	Director Indemnification Agreement dated as of March 8, 2009 by and between Pegasystems Inc. and Peter Gyenes. (Filed as Exhibit 99.1 to the Registrant’s March 11, 2009 Form 8-K and incorporated herein by reference.)

10.20++	2009 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s March 19, 2009 Form 8-K and incorporated herein by reference.)

10.21++	2009 Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s March 19, 2009 Form 8-K and incorporated herein by reference.)

10.22++	Director Indemnification Agreement dated as of March 26, 2009 by and between Pegasystems Inc. and Craig Conway. (Filed as Exhibit 99.1 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

10.23++	2010 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 17, 2010 Form 8-K and incorporated herein by reference.)

10.24++	2010 Section Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 17, 2010 Form 8-K and incorporated herein by reference.)

10.25	Form of Tender and Voting Agreement by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and the individuals listed on the signatures pages thereto, dated as of March 14, 2010 (Filed as Exhibit 10.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

EXHIBIT INDEX—(CONTINUED)

Exhibit No.	Description
10.26++	2011 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s March 2, 2011 Form 8-K and incorporated herein by reference.)

10.27++	2011 Section Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s March 2, 2011 Form 8-K and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant. (Filed as Exhibit 21.1 to the Original Form 10-K, dated March 16, 2011.)

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP. (Filed as Exhibit 23.1 to the Original Form 10-K, dated March 16, 2011.)

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

+	Filed herewith