Form 10-Q
period 2011-03-31
PEGASYSTEMS INC
filed 2011-05-10
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

There were 37,346,921 shares of the Registrant’s common stock, $.01 par value per share, outstanding on May 2, 2011.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of March 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$56,352	$71,127
Marketable securities	20,463	16,124

Total cash, cash equivalents, and marketable securities	76,815	87,251
Trade accounts receivable, net of allowance of $1,570 and $1,159	108,739	79,896
Deferred income taxes	4,810	4,770
Income taxes receivable	9,840	9,266
Other current assets	8,448	7,473

Total current assets	208,652	188,656
Property and equipment, net	10,879	11,010
Long-term deferred income taxes	33,687	33,769
Long-term other assets	2,861	2,905
Intangible assets, net	77,814	80,684
Goodwill	20,451	20,451

Total assets	$354,344	$337,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,228	6,286
Accrued expenses	25,797	24,736
Accrued compensation and related expenses	18,299	27,125
Deferred revenue	75,884	56,903

Total current liabilities	127,208	115,050
Income taxes payable	5,919	5,783
Long-term deferred revenue	16,373	17,751
Other long-term liabilities	2,873	3,221

Total liabilities	152,373	141,805

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 70,000 shares authorized; 37,329 shares and 37,250 issued and outstanding	373	372
Additional paid-in capital	124,024	122,607
Retained earnings	75,042	71,431
Accumulated other comprehensive income	2,532	1,260

Total stockholders’ equity	201,971	195,670

Total liabilities and stockholders’ equity	$354,344	$337,475

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
Revenue:	2011	2010
Software license	$33,462	$30,343
Maintenance	27,448	15,086
Professional services	41,450	29,655

Total revenue	102,360	75,084

Cost of revenue:
Cost of software license	1,674	31
Cost of maintenance	3,374	1,937
Cost of professional services	34,968	24,468

Total cost of revenue	40,016	26,436

Gross profit	62,344	48,648

Operating expenses:
Selling and marketing	34,036	21,893
Research and development	15,133	11,626
General and administrative	7,132	5,059
Acquisition-related costs	338	1,508
Restructuring costs	141	—

Total operating expenses	56,780	40,086

Income from operations	5,564	8,562
Foreign currency transaction gain (loss)	1,016	(3,074)
Interest income, net	86	565
Other income, net	28	241

Income before provision for income taxes	6,694	6,294
Provision for income taxes	1,963	2,443

Net income	$4,731	$3,851

Earnings per share

Basic	$0.13	$0.10

Diluted	$0.12	$0.10

Weighted-average number of common shares outstanding
Basic	37,276	36,873
Diluted	38,803	38,702
Cash dividends declared per share	$0.03	$0.03

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Three Months Ended March 31,
		2011		2010
Operating activities:
Net income	$	4,731	$	3,851
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards		(1,077)		(3,906)
Deferred income taxes		142		123
Depreciation and amortization		4,011		844
Amortization of investments		87		900
Realized gain on sale of investments		-		(242)
Stock-based compensation expense		2,535		1,446
Foreign currency transaction (gain) loss		66		-
Other		400		316
Change in operating assets and liabilities:
Trade accounts receivable		(28,412)		(2,819)
Income taxes receivable		(574)		(1,754)
Other current assets		175		752
Accounts payable and accrued expenses		(7,011)		(3,992)
Deferred revenue		17,223		9,259
Other long-term assets and liabilities		(411)		46

Cash (used in) provided by operating activities		(8,115)		4,824

Investing activities:
Purchase of marketable securities		(9,026)		(49,005)
Matured and called marketable securities		4,738		25,280
Sale of marketable securities		-		160,372
Contingent consideration paid for an acquisition in 2008		-		(250)
Investment in property and equipment		(1,090)		(1,926)

Cash (used in) provided by investing activities		(5,378)		134,471

Financing activities:
Issuance of common stock for share-based compensation plans		356		630
Excess tax benefits from exercise or vesting of equity awards		1,077		3,906
Dividend payments to shareholders		(1,118)		(1,105)
Common stock repurchases for tax withholdings for net settlement of equity awards		(1,517)		(3,410)
Common stock repurchases under share repurchase programs		(1,032)		(1,621)

Cash used in financing activities		(2,234)		(1,600)

Effect of exchange rate on cash and cash equivalents		952		(487)

Net (decrease) increase in cash and cash equivalents		(14,775)		137,208
Cash and cash equivalents, beginning of period		71,127		63,857

Cash and cash equivalents, end of period	$	56,352	$	201,065

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2011.

During the first quarter of 2011, the Company recorded adjustments to the purchase price allocation of its acquisition of Chordiant. As required by applicable business combination accounting rules, these adjustments were applied retrospectively. Therefore, other current assets, long-term other assets, goodwill, accrued expenses, and deferred tax assets have been revised as of December 31, 2010 to reflect these adjustments. These revisions did not have any impact on the Company’s previously reported results of operations or cash flows. See Note 5 “Acquisition, Goodwill, and Other Intangible Assets” for further discussion of these adjustments.

2.	MARKETABLE SECURITIES

(in thousands)	March 31, 2011
	Amortized Cost		Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Government sponsored enterprise bonds	$	5,001	—	(18)	$	4,983
Corporate bonds		5,388	20	(7)		5,401
Commercial paper		1,998	—	—		1,998
Municipal bonds		8,089	5	(13)		8,081

Marketable securities	$	20,476	25	(38)	$	20,463

(in thousands)	December 31, 2010
	Amortized Cost		Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Government sponsored enterprise bonds	$	5,601	1	(9)	$	5,593
Corporate bonds		5,468	—	(49)		5,419
Commercial paper		2,999	—	(1)		2,998
Municipal bonds		2,114	—	—		2,114

Marketable securities	$	16,182	1	(59)	$	16,124

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. As of March 31, 2011, remaining maturities of marketable debt securities ranged from May 2011 to January 2014, with a weighted-average remaining maturity of approximately 18 months. No available-for-sale securities were sold during the first quarter of 2011. Proceeds from available-for-sale securities sold during the first quarter of 2010 were $160.4 million with gross realized gains of approximately $0.3 million and gross realized losses of approximately $0.1 million. Specific identification of the individual securities was used to determine the basis on which the gain or loss was calculated.

3.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

The Company’s investments classified within Level 1 of the fair value hierarchy are valued using quoted market prices. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk.

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

			Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2011		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Money market funds	$	10,344	$	10,344	$	—

Marketable securities:
Government sponsored enterprise bonds	$	4,983	$	—	$	4,983
Corporate bonds		5,401		5,401		—
Commercial paper		1,998		—		1,998
Municipal bonds		8,081		2,091		5,990

Total marketable securities	$	20,463	$	7,492	$	12,971

			Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2010		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Money market funds	$	14,342	$	14,342	$	—

Marketable securities:
Government sponsored enterprise bonds	$	5,593	$	-	$	5,593
Corporate bonds		5,419		5,419		—
Commercial paper		2,998		—		2,998
Municipal bonds		2,114		—		2,114

Total marketable securities	$	16,124	$	5,419	$	10,705

Assets Measured at Fair Value on a Nonrecurring Basis

Assets not recorded at fair value on a recurring basis, such as property and equipment and intangible assets, are recognized at fair value when they are impaired. During the first quarter of 2011 and 2010, the Company did not recognize any nonrecurring fair value measurements from impairments. The Company recorded assets acquired and liabilities assumed related to its acquisition of Chordiant at fair value as described in Note 5 “Acquisition, Goodwill, and Other Intangible Assets.”

4.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

(in thousands)	March 31, 2011		December 31, 2010
Trade accounts receivable	$	91,504	$	65,373
Unbilled accounts receivable		18,805		15,682

Total accounts receivable		110,309		81,055

Allowance for doubtful accounts		(137)		(132)
Allowance for sales credit memos		(1,433)		(1,027)

Total allowance		(1,570)		(1,159)

	$	108,739	$	79,896

Unbilled trade accounts receivable relate to services earned under time and material arrangements and maintenance and license arrangements that had not been invoiced as of March 31, 2011 and December 31, 2010, respectively.

5.	ACQUISITION, GOODWILL, AND OTHER INTANGIBLE ASSETS

Chordiant Acquisition

On April 21, 2010, the Company acquired all of the outstanding shares of common stock of Chordiant, a leading provider of customer relationship management (“CRM”) software and services with a focus on improving customer experiences through decision technology. The aggregate purchase price for Chordiant was approximately $160.3 million, consisting of $156.8 million in cash and the issuance of stock options with a fair value of $3.5 million. The Company issued approximately 241,000 stock options as replacement of outstanding Chordiant stock options at the acquisition date. The majority of the fair value of these stock options was recorded as purchase price based on the portion of the awards related to pre-combination services. The compensation expense associated with the portion of the replacement awards related to post-combination services totaled $0.2 million was recognized as compensation expense over the remaining service period. The Company expensed all transaction costs, which are included in acquisition-related costs in the accompanying condensed consolidated income statements.

The operations of Chordiant were included in the Company’s operating results from the date of acquisition. Due to the rapid integration of the products, sales force, and operations of Chordiant, it is no longer feasible for the Company to identify revenue from new arrangements attributable to Chordiant.

As of March 31, 2011, the Company recorded adjustments to the purchase price allocation to reflect the Company’s final determination of other accrued liabilities, acquired tax assets and uncertain tax liabilities. As a result of this determination, the Company recorded a $1.8 million decrease to other accrued liabilities, a $0.4 million increase to net deferred tax assets, and a corresponding $2.2 million decrease to goodwill. See Note 9 “Commitment and Contingencies” for further discussion. These purchase price adjustments are also reflected retrospectively as of December 31, 2010 in the accompanying condensed consolidated balance sheet as required by the business combination accounting rules.

As of March 31, 2011, as a result of the purchase price allocation, the Company recorded approximately $18.1 million of goodwill, which was primarily due to the expected synergies of the combined entities and the workforce in place. The goodwill created by the transaction was nondeductible for tax purposes. A summary of the purchase price allocation for the acquisition of Chordiant is as follows:

(in thousands)
Total purchase consideration:
Cash	$	156,832
Stock options		3,519

Total purchase consideration	$	160,351

Allocation of the purchase consideration:
Cash	$	47,604
Accounts receivable, net of allowance		14,231
Other assets		2,659
Property and equipment		753
Deferred tax assets, net		26,927
Identifiable intangible assets		88,049
Goodwill		18,061
Accounts payable		(5,303)
Accrued liabilities		(12,054)
Deferred maintenance revenue		(17,863)
Long-term liabilities		(2,713)

Net assets acquired	$	160,351

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

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired customer related intangible assets, technology and trade name. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company’s estimates of contract renewal, technology attrition and revenue growth projections.

The acquired intangibles are being amortized over a weighted-average period of 8.4 years on a straight-line basis. The values for specifically identifiable intangible assets, by major asset class, are as follows:

(in thousands)		Amortization period (in years)
Customer related intangible assets	$44,355	9
Technology	43,446	8
Trade name	248	1

	$88,049

Pro forma Information

The following pro forma financial information presents the combined results of operations of the Company and Chordiant as if the acquisition had occurred on January 1, 2009 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Chordiant acquisition, factually determinable, and expected to have a continuing impact on the Company. These pro forma adjustments include a reduction of historical Chordiant revenue for fair value adjustments related to acquired deferred revenue and elimination of deferred costs associated with revenue, a net increase in amortization expense to eliminate historical amortization of Chordiant intangible assets and to record amortization expense for the $88 million of acquired identifiable intangibles. The pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated as of January 1, 2009.

	Pro Forma Three Months Ended March 31,
	2010
Revenue	$	91,844
Net loss		(1,422)
Net loss per basic and diluted share	$	(0.04)

Goodwill and Intangibles

The Company operates in one operating segment, business process solutions, for which discrete financial information is available and its performance is evaluated regularly by the Company’s CEO, who is the Company’s chief operating decision maker, or CODM. The Company has one reporting unit, the fair value of which is evaluated annually to determine whether goodwill is impaired.

The purchase price adjustments related to the Chordiant acquisition identified during the first quarter of 2011 were retrospectively applied as of December 31, 2010. There were no other changes in the carrying amount of goodwill during the first quarter of 2011.

(in thousands)	2011
Balance as of January 1,	$	22,618
Purchase price adjustments to goodwill retrospectively applied		(2,167)

Revised balance as of January 1, and March 31,	$	20,451

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from one to nine years. The technology designs and non-compete agreements in the table below are being amortized over their estimated useful lives of four and five years, respectively.

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of March 31, 2011
Customer related intangibles	$44,355	$(4,518)	$39,837
Technology	43,446	(5,648)	37,798
Trade name	248	(227)	21
Technology designs	490	(371)	119
Non-compete agreements	100	(61)	39
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(12,225)	$77,814

As of December 31, 2010
Customer related intangibles	$44,355	$(3,286)	$41,069
Technology	43,446	(4,108)	39,338
Trade name	248	(165)	83
Technology designs	490	(340)	150
Non-compete agreements	100	(56)	44
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(9,355)	$80,684

Amortization expense for acquired intangibles was $2.9 million during the first quarter of 2011, of which $1.6 million was included in cost of software licenses and $1.3 million was included in operating expenses. Amortization expense was de minimis in the first quarter of 2010.

(in thousands) As of March 31,	Future estimated amortization expense
Remainder of 2011	$8,445
2012	11,137
2013	11,095
2014	9,489
2015	8,688
2016 and thereafter	28,960

$77,814

6.	ACCRUED EXPENSES

(in thousands)	March 31, 2011	December 31, 2010
Other taxes	$3,224	$2,971
Restructuring	2,997	3,671
Professional fees	2,033	1,615
Income taxes	2,069	1,201
Professional services partners fees	1,518	1,498
Short-term deferred rent	1,340	1,272
Self-insurance health and dental claims	1,234	1,635
Dividends payable	1,120	1,118
Employee reimbursable expenses	863	575
Other	9,399	9,180

	$25,797	$24,736

7.	DEFERRED REVENUE

(in thousands)	March 31, 2011	December 31, 2010
Software license	$13,808	$7,617
Maintenance	55,625	43,594
Professional services and other	6,451	5,692

Current deferred revenue	75,884	56,903

Software license	15,505	15,833
Maintenance and professional services	868	1,918

Long-term deferred revenue	16,373	17,751

	$92,257	$74,654

8.	ACCRUED RESTRUCTURING COSTS

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

In connection with the Company’s evaluation of its combined facilities, the Company approved a plan to eliminate space within one facility. The Company ceased use of this space during the fourth quarter of 2010 and recognized $1.6 million of restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for this space. The lease payments will be completed by the end of 2013. During the first quarter of 2011, the Company incurred an additional $0.1 million of exit costs related to the elimination of this space.

A summary of the restructuring activity during the first quarter of 2011 is as follows:

(in thousands)	Personnel	Facilities	Total
Balance as of December 31, 2010	$2,752	$2,117	$4,869
Restructuring costs	-	141	141
Cash payments	(901)	(271)	(1,172)

Balance as of March 31, 2011	$1,851	$1,987	$3,838

(in thousands)	March 31, 2011	December 31, 2010

Reported as:
Accrued expenses	$2,997	$3,671
Other long-term liabilities	841	1,198

	$3,838	$4,869

9.	COMMITMENTS AND CONTINGENCIES

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

On August 17, 2010, the Plaintiff filed an additional complaint with the Court against a number of Chordiant customers and partners, alleging that their use of CMD infringed the same copyrights at issue in the complaint filed against Chordiant. In accordance with the terms of Chordiant’s contracts with these customers and partners, the Company agreed to indemnify and defend these customers and partners in this matter. On November 1, 2010, the Company filed motions with the Court seeking to dismiss the claims in this complaint.

On April 8, 2011, the Company and the Plaintiff agreed to a settlement and mutual release of all claims against Chordiant and its customers and partners that existed at the date of acquisition. The Company recorded its best estimate, and subsequent settlement, of this assumed liability as part of the purchase price allocation. In April 2011, the Company paid the settlement amount.

The Company is a party in various other contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

10.	COMPREHENSIVE INCOME

Comprehensive income includes the Company’s net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of income. The components of comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net income	$4,731	$3,851
Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(16)	(539)
Foreign currency translation adjustments	1,288	(332)

Comprehensive income	$6,003	$2,980

11.	STOCK-BASED COMPENSATION

For the first quarter of 2011 and 2010, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010

Cost of revenue	$797	$398
Operating expenses	1,738	1,048

Total stock-based compensation before tax	2,535	1,446
Income tax benefit	(886)	(491)

During the first quarter of 2011, the Company issued approximately 107,000 shares to its employees under the Company’s share-based compensation plans.

During the first quarter of 2011, the Company granted approximately 52,000 restricted stock units (“RSUs”) in connection with the election by employees to receive 50% of their 2011 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. The total stock-based compensation of approximately $1.6 million associated with this RSU grant will be recognized over one year.

As of March 31, 2011, the Company had approximately $11.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

12.	EARNINGS PER SHARE

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010
Basic
Net income	$4,731	$3,851

Weighted-average common shares outstanding	37,276	36,873

Earnings per share, basic	$0.13	$0.10

Diluted
Net income	$4,731	$3,851

Weighted-average common shares outstanding, basic	37,276	36,873
Weighted-average effect of dilutive securities:
Stock options	1,281	1,624
RSUs	243	202
Warrants	3	3

Effect of assumed exercise of stock options, warrants and RSUs	1,527	1,829

Weighted-average common shares outstanding, diluted	38,803	38,702

Earnings per share, diluted	$0.12	$0.10

Outstanding options and RSUs excluded as impact would be antidilutive	24	157

13.	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance.

The Company develops and licenses its rules-based software solutions and provides professional services, maintenance, and training related to its software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides business process solutions in the enterprise applications market. To assess performance, the Company’s CODM primarily reviews financial information on a consolidated basis. Therefore, the Company has determined it operates in one segment — business process solutions.

The Company’s international revenue is from sales to customers based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended March 31,
(Dollars in thousands)	2011		2010
U.S.	$51,912	51%	$48,026	64%
United Kingdom	19,895	19%	10,705	14%
Europe, other	20,497	20%	13,045	17%
Other	10,056	10%	3,308	5%

	$102,360	100%	$75,084	100%

There were no customers accounting for more than 10% of the Company’s total revenue during the first quarter of 2011 and 2010, or trade receivables, net of allowances, as of March 31, 2011 and December 31, 2010.

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

We encourage you to carefully review the risk factors we have identified in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. We believe these risk factors, among other factors, could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our license revenue is primarily derived from sales of our PegaRULES Proces Commander (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks are built on the capabilities of PRPC and are purpose or industry-specific collections of best practice functionality to allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. These products often result in shorter implementation periods than competitive enterprise software products. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance and healthcare markets, as well as other markets, such as life sciences and government.

As a result of our acquisition of Chordiant in April 2010, we expanded our ability to develop and license CRM software. We acquired several additional products including Chordiant Decision Management that enable customers to maximize customer lifetime value through a suite of industry-leading technologies. We intend to remain a leader in the use of decision management to improve customer experiences, provide better cross-sell/up-sell abilities, and aid customer retention by leveraging our flexible, Build for Change ® configuration capabilities.

We also offer Pega Cloud, which is our cloud computing service offering that allows customers to create and run PRPC applications using an internet-based infrastructure. This offering enables our customers to immediately build, test, and deploy their applications in a secure cloud environment while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud offering is included in consulting services revenue.

Our revenue increased 36% in the first quarter of 2011 compared to the first quarter of 2010 primarily because of the increase in maintenance revenues and professional services revenues. Maintenance revenue increased 82% due to $7.5 million of maintenance revenue related to license arrangements executed by Chordiant prior to the acquisition, and the increase in the aggregate value of the installed base of our software. Due to the rapid integration of the products, sales force, and operations of Chordiant, it is no longer feasible to separately identify revenue from new arrangements as being attributable to either Chordiant or Pegasystems. We used approximately $8.1 million in cash from operations in the first quarter of 2011 and ended the quarter with approximately $76.8 million in cash, cash equivalents, and marketable securities.

We believe our growth in the first quarter of 2011 was primarily due to:

—	Increased demand for our industry leading software solutions and services in Europe;

—	Expansion of our solutions frameworks offerings; and

—	Disciplined and focused strategy of selling to targeted customers.

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

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” and Note 2. “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2011	2010
Total revenue	$102,360	$75,084	$27,276	36%
Gross profit	62,344	48,648	13,696	28%
Total operating expenses	56,780	40,086	16,694	42%
Income from operations	5,564	8,562	(2,998)	(35)%
Income before provision for income taxes	$6,694	$6,294	$400	6%

We continue to experience an increase in demand for our software products and related services, which we believe is due to the strong value proposition, short implementation period, and variety of licensing models we offer our customers.

The increase in gross profit was primarily due to the increase in maintenance revenue. The increase in operating expenses was primarily due to our continued expansion of our sales force and our research and development operations and the incremental expenses associated with Chordiant operations. The decrease in income from operations was primarily due to the higher growth rate in operating expenses compared to the growth rate in gross profit. The increase in income before provision for income taxes was primarily due to the $1 million foreign currency transaction gain recorded in the first quarter of 2011 compared to the $3.1 million foreign currency transaction loss recorded in the first quarter of 2010.

Revenue

	Three Months Ended March 31,				Increase (Decrease)

(Dollars in thousands)	2011		2010
Software license revenue

Perpetual licenses	$23,571	70%	$17,004	56%	$6,567	39%
Term licenses	9,891	30%	10,920	36%	(1,029)	(9)%
Subscription	-	-%	2,419	8%	(2,419)	(100)%

Total software license revenue	$33,462	100%	$30,343	100%	$3,119	10%

The aggregate value of license arrangements executed during the first quarter of 2011 was almost double the value of arrangements executed in the first quarter of 2010 as there was a significant increase in the value of license arrangements executed in Europe and a significant increase in the value of license arrangements executed with new customers. The increase in the aggregate value of license arrangements executed during the first quarter of 2011 compared to the first quarter of 2010 is not necessarily indicative of the activity level for future periods.

The increase in perpetual license revenue was due to an increase in the value of new perpetual license arrangements executed in the first quarter of 2011. Many of our perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $31.2 million as of March 31, 2011 compared to $51.6 million as of March 31, 2010. See the table of future cash receipts by year from these perpetual licenses and certain subscription licenses on page 22.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The decrease in term license revenue was primarily due to a significant prepayment of a term license by a customer during the first quarter of 2010. While term license revenue decreased during the first quarter of 2011, the aggregate value of new term license arrangements executed during the first quarter of 2011 was significantly higher than during the first quarter of 2010. As a result of this increase and the significant increase in new term license arrangements executed in the fourth quarter of 2010, the aggregate value of payments due under these term licenses grew to $85.8 million as of March 31, 2011 compared to $68 million as of March 31, 2010. The aggregate value of future payments due under non-cancellable term licenses as of March 31, 2011 includes $19.1 million of term license payments that we expect to recognize as revenue during the remainder of 2011. Our term license revenue for the remainder of 2011 could be higher than $19.1 million as we complete new term license agreements in 2011 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 22.

A change in the mix between perpetual and term license arrangements executed, which varies based on customer needs, can cause our revenues to vary materially quarter to quarter.

Subscription revenue consists of revenue recognized on our perpetual license arrangements that include a right to unspecified future products, which is recognized ratably over the term of these arrangements. Subscription revenue does not include revenue from our Pega Cloud offering. The decrease in subscription revenue was primarily due to the timing of scheduled payments under a customer arrangement, which limits the amount of revenue that can be recognized in a reporting period. Consequently, our subscription revenue can vary quarter to quarter.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2011	2010
Maintenance revenue
Maintenance	$27,448	$15,086	$12,362	82%

The increase in maintenance revenue was due to $7.5 million of maintenance revenue related to license arrangements executed by Chordiant prior to the acquisition, and the increase in the aggregate value of the installed base of our software.

	Three Months Ended March 31,				Increase (Decrease)
(Dollars in thousands)	2011		2010
Professional services revenue
Consulting services	$39,729	96%	$27,719	93%	$12,010	43%
Training	1,721	4%	1,936	7%	(215)	(11)%

Total Professional services
	$41,450	100%	$29,655	100%	$11,795	40%

Professional services are primarily consulting services related to new license implementations. The increase in consulting services revenue was primarily due to higher demand for these services in Europe where there was a significant increase in license arrangements executed in the second half of 2010 as well as in the first quarter of 2011.

Our strategy is to continue expanding our partner alliances to support and grow our business. We significantly discount training fees to our partners to encourage them to become implementation experts of our software. During the first quarter of 2011, while the number of training classes increased compared to the first quarter of 2010, training revenue decreased primarily due to an increase in training classes provided to our partners.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2011	2010
Gross Profit
Software license	$31,788	$30,312	$1,476	5%
Maintenance	24,074	13,149	10,925	83%
Professional services	6,482	5,187	1,295	25%

Total gross profit	$62,344	$48,648	$13,696	28%

Total gross profit %	61%	65%
Software license gross profit %	95%	100%
Maintenance gross profit %	88%	87%
Professional services gross profit %	16%	17%

The decrease in software license gross profit percent was due to the amortization of acquired technology intangibles related to Chordiant.

(Dollars in thousands)	Three Months Ended March 31,		Increase
	2011	2010
Amortization of intangibles:
Cost of software license	$1,571	$31	$1,540	n/m
Selling and marketing	1,232	-	1,232	n/m
General and administrative	67	5	62	n/m

	$2,870	$36	$2,834	n/m

n/m – not meaningful

The increase in amortization expense was due to the amortization of approximately $88 million of intangible assets acquired as part of the Chordiant acquisition, which are being amortized over a weighted-average period of 8.4 years on a straight-line basis.

Operating expenses

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2011	2010
Selling and marketing
Selling and marketing	$34,036	$21,893	$12,143	55%
As a percent of total revenue	33%	29%
Selling and marketing headcount	390	294	96	33%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

We significantly increased sales hiring in the first half of 2010 in order to target new accounts across expanded geographies and to create additional sales capacity for future periods. The increase in selling and marketing expenses was primarily due to a $5.9 million increase in compensation and benefit expenses associated with higher headcount, a $2.1 million increase in commissions expense associated with higher new license arrangements, a $1.2 million increase in amortization expense related to the acquired Chordiant customer related intangibles, a $0.8 million increase in travel expenses, and a $1 million increase in sales and marketing program expenses.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2011	2010
Research and development
Research and development	$15,133	$11,626	$3,507	30%
As a percent of total revenue	15%	15%
Research and development headcount	411	248	163	66%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects growth in our Indian research facility and new employees from the Chordiant acquisition. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses was primarily due to a $3.0 million increase in compensation and benefit expenses associated with higher headcount.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2011	2010
General and administrative
General and administrative	$7,132	$5,059	$2,073	41%
As a percent of total revenue	7%	7%
General and administrative headcount	189	152	37	24%

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

The increase in general and administrative expenses was primarily due to a $0.4 million increase in compensation and benefits associated with higher headcount, a $0.9 million increase in accounting and legal fees primarily related to the Chordiant acquisition, and a $0.3 million increase in contractor expenses.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to effect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the first quarter of 2011, the $0.3 million acquisition-related costs were primarily legal fees associated with acquired litigation related to Chordiant. The $1.5 million acquisition-related costs incurred during the first quarter of 2010 were primarily legal and advisory fees, finder’s fees and due diligence costs associated with our acquisition of Chordiant.

Restructuring costs

Restructuring costs were exit costs related to the Company’s elimination of space within a redundant facility during the fourth quarter of 2010.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our consolidated statements of income:

(Dollars in thousands)	Three Months Ended March 31,		Increase
	2011	2010

Cost of services	$797	$398	$399	100%
Operating expenses	1,738	1,048	690	66%

Total stock-based compensation before tax	2,535	1,446	$1,089	75%

Income tax benefit	(886)	(491)

The increase in stock-based compensation expense during the first quarter of 2011 compared to the same period in 2010 was primarily due to expense associated with the December 2010 periodic grant and 2010 new hire stock-based grants.

Non-operating income and expenses, net

(Dollars in thousands)	Three Months Ended March 31,		Change

	2011	2010
Foreign currency transaction gain (loss)	$1,016	$(3,074)	$4,090	n/m
Interest income, net	86	565	(479)	(85)%
Other income, net	28	241	(213)	(88)%

Non-operating income and expenses, net	$1,130	$(2,268)	$3,398	(150)%

n/m = not meaningful

We hold foreign currency denominated accounts receivable in our U.S. operating company where the functional currency is the U.S. dollar. As a result, these receivables are subject to foreign currency transaction gains and losses when there are changes in exchange rates between the U.S. dollar and foreign currencies. Foreign currency transaction gains in the first quarter of 2011 compared to losses in the first quarter of 2010 were due to the significant increase in the value of the British pound and Euro relative to the U.S. dollar during the first quarter of 2011.

The decrease in interest income was due to our sale of our marketable securities at the end of the first quarter of 2010 to pay for the Chordiant acquisition.

Provision for income taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the first quarter of 2011 and 2010, we recorded provisions of $2 million and $2.4 million, respectively, which resulted in an effective tax rate of 29.3% and 38.8%, respectively.

Our effective tax rate during the first quarter of 2010 reflected the recording of a discrete item related to the nondeductible portion of acquisition-related costs incurred in the first quarter of 2010 associated with the Chordiant acquisition. These nondeductible acquisition-related costs accounted for 5.5% of our first quarter 2010 tax rate.

Liquidity and capital resources

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Cash (used in) provided by
Operating activities	$(8,115)	$4,824
Investing activities	(5,378)	134,471
Financing activities	(2,234)	(1,600)
Effect of exchange rate on cash	952	(487)

Net (decrease) increase in cash and cash equivalents	$(14,775)	$137,208

	As of March 31, 2011	As of December 31, 2010
Total cash, cash equivalents, and marketable securities	$76,815	$87,251

In March 2010, we liquidated our marketable securities to pay for the Chordiant acquisition. In April 2010, we acquired Chordiant for a cash purchase price of approximately $109.2 million, net of approximately $47.6 million of cash acquired.

We believe that our current cash, cash equivalents, and cash flow from operations in 2011 will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. We also evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Approximately $26.8 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. There can be no assurance that changes in our plans or other event affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash (used in) provided by operating activities

The primary components of cash used in operating activities during the first quarter of 2011 were a $28.4 million increase in accounts receivable related to the timing of billings and the increase in revenue, a $7 million decrease in accounts payable and accrued expenses primarily related to the payment of incentive compensation, partially offset by a $17.2 million increase in deferred revenue and a $0.9 million increase in net income.

Future Cash Receipts from License Arrangements

The following table summarizes the cash receipts due in connection with our existing license agreements as of March 31, 2011.

(in thousands)	Installment payments for licenses recorded on the balance sheet (1)	Installment payments for term licenses not recorded on the balance sheet (2)	Other license payments not recorded on the balance sheet (3)
Remainder of 2011	$1,856	$19,080	$12,037
2012	1,316	27,481	17,760
2013	-	19,195	653
2014	-	10,088	302
2015	-	7,803	438
Thereafter	-	2,201	-

Total	3,172	$85,848	$31,190

Unearned installment interest income	(71)

Total license installments receivable, net	$3,101

(1)	These license installment payments have already been recognized as license revenue and are included in trade accounts receivable, net, and other assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2011.

(2)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(3)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash (used in) provided by investing activities

During the first quarter of 2011, cash used in investing activities was primarily for purchases of marketable debt securities of $9 million, partially offset by the proceeds received from maturing marketable debt securities of $4.7 million.

During the first quarter of 2010, cash provided by investing activities was from the sale of our marketable securities in preparation to pay for the Chordiant acquisition.

Cash used in financing activities

Cash used in financing activities during the first quarter of 2011 and 2010 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $80.8 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first quarter of 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$13,237		$15,779
Authorizations		-		-
Repurchases paid	28,042	(1,012)	42,298	(1,485)
Repurchases unsettled	-	-	2,001	(75)
Authorization remaining as of March 31,		$12,225		$14,219

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first quarter of 2011 and 2010, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 135,000 shares and 382,000 shares, respectively, of which only 85,000 shares and 186,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first quarter of 2011 and 2010, instead of receiving cash from the equity holders, we withheld shares with a value of $1.5 million and $3.4 million, respectively, for withholding taxes and $0.4 million and $3.8 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first quarter of 2011 and 2010.

Dividends

The Company declared a cash dividend of $0.03 per share for the first quarter of 2011 and 2010, and paid cash dividends of $1.1 million in both the first quarter of 2011 and 2010. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of 2011. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our market risk exposure.

Item 4.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2011. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first quarter ended March 31, 2011 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the first quarter of 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
1/1/11-1/31/11	11,578	$	34.93	11,578	$12,833
2/1/11-2/28/11	4,671		37.75	4,671	12,656
3/1/11-3/31/11	11,793		36.57	11,793	12,225

Total	28,042	$	36.09

(1)	Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase, in the aggregate, up to $80.8 million of our common stock. On November 8, 2010, we announced that our Board of Directors approved an increase in the remaining funds available under the program expiring on December 31, 2010, from $9.2 million to $15 million, and an extension of the expiration date to December 31, 2011. Under this program, purchases will be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. The Company has established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.      Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: May 10, 2011	By:	/s/ CRAIG DYNES
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