Form 10-Q
period 2011-06-30
PEGASYSTEMS INC
filed 2011-08-09
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

There were 37,540,861 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 28, 2011.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of June 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$66,983	$71,127
Marketable securities	32,634	16,124

Total cash, cash equivalents, and marketable securities	99,617	87,251
Trade accounts receivable, net of allowance of $1,357 and $1,159	96,499	79,896
Deferred income taxes	4,811	4,770
Income taxes receivable	12,969	9,266
Other current assets	6,302	7,473

Total current assets	220,198	188,656
Property and equipment, net	11,845	11,010
Long-term deferred income taxes	33,868	33,769
Long-term other assets	2,850	2,905
Intangible assets, net	74,985	80,684
Goodwill	20,451	20,451

Total assets	$364,197	$337,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,953	6,286
Accrued expenses	23,750	24,736
Accrued compensation and related expenses	25,742	27,125
Deferred revenue	76,028	56,903

Total current liabilities	131,473	115,050
Income taxes payable	6,023	5,783
Long-term deferred revenue	17,407	17,751
Other long-term liabilities	2,625	3,221

Total liabilities	157,528	141,805

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 70,000 shares authorized; 37,535 shares and 37,250 shares issued and outstanding	375	372
Additional paid-in capital	127,056	122,607
Retained earnings	76,188	71,431
Accumulated other comprehensive income	3,050	1,260

Total stockholders’ equity	206,669	195,670

Total liabilities and stockholders’ equity	$364,197	$337,475

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Software license	$34,645	$28,200	$68,107	$58,543
Maintenance	28,294	20,388	55,742	35,474
Professional services	40,579	33,658	82,029	63,313

Total revenue	103,518	82,246	205,878	157,330

Cost of revenue:
Cost of software license	1,631	1,109	3,305	1,140
Cost of maintenance	3,260	2,715	6,634	4,652
Cost of professional services	35,506	27,436	70,474	51,904

Total cost of revenue	40,397	31,260	80,413	57,696

Gross profit	63,121	50,986	125,465	99,634

Operating expenses:
Selling and marketing	37,208	29,896	71,244	51,789
Research and development	15,696	14,010	30,829	25,636
General and administrative	6,839	6,745	13,971	11,804
Acquisition-related costs	144	3,395	482	4,903
Restructuring costs	-	6,080	141	6,080

Total operating expenses	59,887	60,126	116,667	100,212

Income (loss) from operations	3,234	(9,140)	8,798	(578)
Foreign currency transaction gain (loss)	173	(2,542)	1,189	(5,616)
Interest income, net	91	171	177	736
Other (expense) income, net	(167)	1	(139)	242

Income (loss) before provision (benefit) for income taxes	3,331	(11,510)	10,025	(5,216)
Provision (benefit) for income taxes	1,058	(3,322)	3,021	(879)

Net income (loss)	$2,273	$(8,188)	$7,004	$(4,337)

Net earnings (loss) per share:
Basic	$0.06	$(0.22)	$0.19	$(0.12)

Diluted	$0.06	$(0.22)	$0.18	$(0.12)

Weighted-average number of common shares outstanding
Basic	37,405	37,054	37,341	36,966
Diluted	38,851	37,054	38,828	36,966
Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$7,004	$(4,337)
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Excess tax benefits from exercise or vesting of equity awards	(4,011)	(5,529)
Deferred income taxes	(83)	(321)
Depreciation and amortization	8,228	3,686
Stock-based compensation expense	4,400	3,632
Foreign currency transaction (gain) loss	377	4,011
Other	414	707
Change in operating assets and liabilities:
Trade accounts receivable	(15,790)	(11,756)
Income taxes receivable	(3,703)	(6,651)
Other current assets	5,250	7,046
Accounts payable and accrued expenses	(2,761)	2,970
Deferred revenue	18,395	6,025
Other long-term assets and liabilities	(500)	(5,801)

Cash provided by (used in) operating activities	17,220	(6,318)

Investing activities:
Purchase of marketable securities	(25,361)	(61,156)
Matured and called marketable securities	7,738	26,280
Sale of marketable securities	1,047	162,242
Payments for 2010 acquisition, net of cash acquired	-	(108,991)
Contingent consideration paid for an acquisition in 2008	-	(250)
Investment in property and equipment	(3,563)	(3,497)

Cash (used in) provided by investing activities	(20,139)	14,628

Financing activities:
Issuance of common stock for share-based compensation plans	1,707	1,198
Excess tax benefits from exercise or vesting of equity awards	4,011	5,529
Dividend payments to shareholders	(2,238)	(2,216)
Common stock repurchases for tax withholdings for net settlement of equity awards	(3,569)	(4,212)
Common stock repurchases under share repurchase programs	(2,084)	(3,330)

Cash used in financing activities	(2,173)	(3,031)

Effect of exchange rate changes on cash and cash equivalents	948	(6,103)

Net decrease in cash and cash equivalents	(4,144)	(824)
Cash and cash equivalents, beginning of period	71,127	63,857

Cash and cash equivalents, end of period	$66,983	$63,033

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

During the first quarter of 2011, the Company recorded adjustments to the purchase price allocation of its acquisition of Chordiant. As required by applicable business combination accounting rules, these adjustments were applied retrospectively. Therefore, other current assets, long-term other assets, goodwill, accrued expenses, and deferred tax assets have been revised as of December 31, 2010 to reflect these adjustments. These revisions did not have any impact on the Company’s previously reported results of operations or cash flows. See Note 6 “Acquisition, Goodwill, and Other Intangible Assets” for further discussion of these adjustments.

On June 29, 2011, the Company entered into a lease arrangement for its new office headquarters in Cambridge, Massachusetts. The Company expects to cease the use of its current offices in Cambridge, Massachusetts, by the second quarter of 2012 and abandon certain leasehold improvements and furniture and fixtures. Accordingly, in June 2011 the Company revised the remaining useful lives of these fixed assets and recorded an incremental $0.2 million of depreciation expense during the second quarter of 2011 as a result of this change in estimate. The Company expects to record approximately $0.5 million of additional depreciation expense per quarter through the second quarter of 2012. See Note 10 “Commitments and Contingencies” for further discussion of the new lease terms.

Accounting Standards Not Yet Effective

Presentation of Comprehensive Income:  In June 2011, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) No. 2011-05, “ Comprehensive Income (Topic 220)” (“ASU 2011-05”), which (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for the Company means fiscal year 2012. The adoption of this standard will not impact the Company’s financial position or results of operations as this accounting standard only requires enhanced disclosure.

Disclosure of Supplementary Pro Forma Information for Business Combinations:    In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (“ASU 2010-29”), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for the Company in fiscal year 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The adoption of this standard will not impact the Company’s financial position or results of operations as this accounting standard only requires enhanced disclosure.

Performing Step 2 of the Goodwill Impairment Test:    In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal year 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to its beginning retained earnings. The Company does not expect the adoption of ASU 2010-28 will have a significant impact on its consolidated financial statements.

2.    MARKETABLE SECURITIES

(in thousands)	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$16,784	31	(13)	$16,802
Government sponsored enterprise bonds	10,003	1	(2)	10,002
Corporate bonds	4,814	17	—	4,831
Commercial paper	998	1	—	999

Marketable securities	$32,599	50	(15)	$32,634

(in thousands)	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Government sponsored enterprise bonds	$5,601	1	(9)	$5,593
Corporate bonds	5,468	—	(49)	5,419
Commercial paper	2,999	—	(1)	2,998
Municipal bonds	2,114	—	—	2,114

Marketable securities	$16,182	1	(59)	$16,124

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. As of June 30, 2011, remaining maturities of marketable debt securities ranged from July 26, 2011 to November 26, 2014 with a weighted-average remaining maturity of approximately 19 months.

3.    DERIVATIVE INSTRUMENTS

During the second quarter of 2011, the Company entered into forward foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated accounts receivable and cash. The U.S. operating company invoices most of its foreign customers in foreign currencies, which results in cash and receivables held at the end of the period to be valued in these foreign currencies. Since the U.S. operating company’s functional currency is the U.S. dollar, the Company recognizes a foreign currency transaction gain or (loss) on the foreign currency denominated accounts receivable held by the U.S. operating company in its consolidated statements of operations when there are changes in the foreign currency exchange rates versus the U.S. dollar. The Company is primarily exposed to changes in the value of the Euro and British pound relative to the U.S. dollar. The forward foreign currency contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other income (expense), net, in its consolidated statement of income. However, the fluctuations in the value of these forward foreign currency contracts largely offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company, thus mitigating the volatility. Generally, the Company enters into forward foreign currency contracts with terms of 60 days or less.

As of June 30, 2011, the Company had forward foreign currency contracts outstanding to sell 6 million British pounds and 7 million Euros and receive $19.6 million. The fair value of these outstanding forward foreign currency contracts as of June 30, 2011 totaled $0.1 million, which was recorded in accrued expenses. During the second quarter and first six months of 2011, the change in the fair value of these forward foreign currency contracts recorded in other (expense) income, net, was a loss of $0.2 million.

The net impact of the losses recorded on the forward foreign currency contracts and the foreign currency transaction gains recorded on the remeasurement and settlement of the foreign currency denominated assets was nearly zero for the second quarter of 2011.

4.    FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis are classified within the fair value hierarchy as follows:

Level 1	-	Quoted prices in active markets for identical assets or liabilities.
Level 2	-	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company’s cash equivalents and marketable securities are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, or broker dealer quotations and matrix pricing compiled by third party pricing vendors, respectively. The Company’s marketable securities and forward foreign currency contracts are valued based on a market approach in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, and credit risk.

Assets and liabilities measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
ASSETS
Money market funds	$8,227	$8,227	$—

Marketable securities:
Municipal bonds	$16,802	$7,528	$9,274
Government sponsored enterprise bonds	10,002	—	10,002
Corporate bonds	4,831	4,831	—
Commercial paper	999	—	999

Total marketable securities	$32,634	$12,359	$20,275

LIABILITIES
Forward foreign currency contracts	$120	$—	$120

(in thousands)	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$14,342	$14,342	$—

Marketable securities:
Government sponsored enterprise bonds	$5,593	$-	$5,593
Corporate bonds	5,419	5,419	—
Commercial paper	2,998	—	2,998
Municipal bonds	2,114	—	2,114

Total marketable securities	$16,124	$5,419	$10,705

Assets Measured at Fair Value on a Nonrecurring Basis

Assets not recorded at fair value on a recurring basis, such as property and equipment and intangible assets, are recognized at fair value when they are impaired. During the first six months of 2011 and 2010, the Company did not recognize any nonrecurring fair value measurements from impairments. The Company recorded assets acquired and liabilities assumed related to its acquisition of Chordiant at fair value as described in Note 6 “Acquisition, Goodwill, and Other Intangible Assets.”

5.    TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

(in thousands)	June 30, 2011	December 31, 2010
Trade accounts receivable	$75,742	$65,373
Unbilled accounts receivable	22,114	15,682

Total accounts receivable	97,856	81,055

Allowance for doubtful accounts	(136)	(132)
Allowance for sales credit memos	(1,221)	(1,027)

Total allowance	(1,357)	(1,159)

	$96,499	$79,896

Unbilled trade accounts receivable relate to services earned under time and material arrangements and maintenance and license arrangements that had not been invoiced as of June 30, 2011 and December 31, 2010, respectively.

6.    ACQUISITION, GOODWILL, AND OTHER INTANGIBLE ASSETS

  Chordiant Acquisition

On April 21, 2010, the Company acquired all of the outstanding shares of common stock of Chordiant, a leading provider of customer relationship management (“CRM”) software and services with a focus on improving customer experiences through decision technology for approximately $160.3 million in cash and the issuance of stock options.

The operations of Chordiant were included in the Company’s operating results from the date of acquisition. Due to the rapid integration of the products, sales force, and operations of Chordiant, it is no longer feasible for the Company to identify revenue from new arrangements attributable to Chordiant.

During the first quarter of 2011, the Company recorded adjustments to the purchase price allocation to reflect the Company’s final determination of other accrued liabilities, acquired tax assets and uncertain tax liabilities. As a result of this determination, the Company recorded a $1.8 million decrease to other accrued liabilities, a $0.4 million increase to net deferred tax assets, and a corresponding $2.2 million decrease to goodwill. These purchase price adjustments were also reflected retrospectively as of December 31, 2010 in the accompanying condensed consolidated balance sheet as required by the business combination accounting rules.

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

	Pro Forma Three Months Ended June 30,	Pro Forma Six Months Ended June 30,
	2010	2010
Revenue	$85,524	$176,164
Net loss	(16,858)	(20,336)
Net loss per basic and diluted share	$(0.45)	$(0.55)

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

The purchase price adjustments related to the Chordiant acquisition identified during the first quarter of 2011 were retrospectively applied as of December 31, 2010. There were no other changes in the carrying amount of goodwill during the first or second quarter of 2011.

(in thousands)	2011
Balance as of January 1,	$22,618
Purchase price adjustments to goodwill retrospectively applied	(2,167)

Revised balance as of January 1, and June 30,	$20,451

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from one to nine years.

(Dollars in thousands)	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value
As of June 30, 2011
Customer related intangibles	9	$44,355	$(5,750)	$38,605
Technology	8	43,446	(7,189)	36,257
Trade name	1	248	(248)	—
Technology designs	4	490	(402)	88
Non-compete agreements	5	100	(65)	35
Intellectual property	4	1,400	(1,400)	—

Total		$90,039	$(15,054)	$74,985

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2010
Customer related intangibles	9	$44,355	$(3,286)	$41,069
Technology	8	43,446	(4,108)	39,338
Trade name	1	248	(165)	83
Technology designs	4	490	(340)	150
Non-compete agreements	5	100	(56)	44
Intellectual property	4	1,400	(1,400)	—

Total		$90,039	$(9,355)	$80,684

For the second quarter and first six months of 2011 and 2010, amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Cost of software license	$1,571	$ 1,079	$3,142	$ 1,110
Selling and marketing	1,232	847	2,464	847
General and administrative	26	46	93	51

Total amortization expense	$2,829	$1,972	$5,699	$2,008

(in thousands) As of June 30,	Future estimated amortization expense
Remainder of 2011	$5,616
2012	11,137
2013	11,095
2014	9,489
2015	8,688
2016 and thereafter	28,960

$74,985

7.    ACCRUED EXPENSES

(in thousands)	June 30, 2011	December 31, 2010
Other taxes	$3,650	$2,971
Restructuring	1,548	3,671
Professional fees	1,048	1,615
Income taxes	2,590	1,201
Professional services partners fees	1,421	1,498
Short-term deferred rent	1,405	1,272
Self-insurance health and dental claims	991	1,635
Dividends payable	1,127	1,118
Employee reimbursable expenses	921	575
Other	9,049	9,180

	$23,750	$24,736

8.    DEFERRED REVENUE

(in thousands)	June 30, 2011	December 31, 2010
Software license	$14,113	$7,617
Maintenance	55,884	43,594
Professional services and other	6,031	5,692

Current deferred revenue	76,028	56,903

Software license	16,820	15,833
Maintenance and professional services	587	1,918

Long-term deferred revenue	17,407	17,751

	$93,435	$74,654

9.    ACCRUED RESTRUCTURING COSTS

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

In connection with the Company’s evaluation of its combined facilities, the Company approved a plan to exit space within one facility. The Company ceased use of this space during the fourth quarter of 2010 and recognized $1.6 million of restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for this space. The lease expires at the end of 2013. During the first quarter of 2011, the Company incurred an additional $0.1 million of exit costs related to the elimination of this space.

A summary of the restructuring activity during the first six months of 2011 is as follows:

(in thousands)	Personnel	Facilities	Total
Balance as of December 31, 2010	$2,752	$2,117	$4,869
Restructuring costs	-	141	141
Cash payments	(1,769)	(980)	(2,749)

Balance as of June 30, 2011	$983	$1,278	$2,261

(in thousands)	June 30, 2011	December 31, 2010

Reported as:
Accrued expenses	$1,548	$3,671
Other long-term liabilities	713	1,198

	$2,261	$4,869

10.  COMMITMENTS AND CONTINGENCIES

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

The Company is a party in various other contractual disputes, litigation and potential claims arising in the ordinary course of business. Currently, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

Operating Leases

On June 29, 2011, the Company entered into a lease arrangement for the Company’s new office headquarters in Cambridge, Massachusetts. The lease arrangement commences on July 1, 2011 and terminates on December 31, 2023, subject to two 5-year extension options. The Company’s lease for its current offices in Cambridge, Massachusetts is scheduled to expire on May 31, 2013. The Company will continue to pay its monthly rent through the remaining term of the current lease. The new lease arrangement provides the Company with a rent-free period for the remaining term of the current lease, for the same amount of space covered by the current lease. The future rental payments due under the new lease total $75.8 million.

11.  COMPREHENSIVE INCOME

Comprehensive income includes the Company’s net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of income. The components of comprehensive income are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$2,273	$(8,188)	$7,004	$(4,337)
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	42	(3)	26	(541)
Foreign currency translation adjustments	476	(1,114)	1,764	(1,447)

Comprehensive income (loss)	$2,791	$(9,305)	$8,794	$(6,325)

12.  STOCK-BASED COMPENSATION

For the second quarter and first six months of 2011 and 2010, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Cost of services	$553	$483	$1,350	$881
Operating expenses	1,312	1,703	3,050	2,751

Total stock-based compensation before tax	$1,865	$2,186	$4,400	$3,632
Income tax benefit	(613)	(578)	(1,499)	(1,091)

During the first six months of 2011, the Company issued approximately 332,000 shares to its employees under the Company’s share-based compensation plans.

During the first six months of 2011, the Company granted approximately 107,000 restricted stock units (“RSUs”) with a total fair value of $3.6 million. Approximately 52,000 of these RSUs were granted in connection with the election by employees to receive 50% of their 2011 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. The total stock-based compensation of approximately $1.6 million associated with these RSUs will be recognized over one year.

As of June 30, 2011, the Company had approximately $9.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

13.  NET EARNINGS (LOSS) PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Basic
Net income (loss)	$2,273	$ (8,188)	$7,004	$ (4,337)

Weighted-average common shares outstanding	37,405	37,054	37,341	36,966

Net earnings (loss) per share, basic	$0.06	$ (0.22)	$0.19	$ (0.12)

Diluted
Net income (loss)	$2,273	$ (8,188)	$7,004	$ (4,337)

Weighted-average common shares outstanding, basic	37,405	37,054	37,341	36,966
Weighted-average effect of dilutive securities:
Stock options	1,201	-	1,241	-
RSUs	242	-	242	-
Warrants	3	-	4	-

Effect of assumed exercise of stock options, warrants and RSUs	1,446	-	1,487	-

Weighted-average common shares outstanding, diluted	38,851	37,054	38,828	36,966

Net earnings (loss) per share, diluted	$0.06	$ (0.22)	$0.18	$ (0.12)

Outstanding options and RSUs excluded as impact would be antidilutive	31	2,960	27	3,041

14.  GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

The Company’s international revenue is from sales to customers based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2011		2010		2011		2010
U.S.	$59,411	57%	$48,205	59%	$111,323	54%	$96,282	61%
United Kingdom	22,738	22%	12,156	15%	42,633	21%	22,811	15%
Europe, other	10,956	11%	9,246	11%	31,453	15%	22,289	14%
Other	10,413	10%	12,639	15%	20,469	10%	15,948	10%

	$103,518	100%	$82,246	100%	$205,878	100%	$157,330	100%

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

Business overview

We develop, market, license, and support software to automate complex, changing business processes. Our software enables organizations to build, deploy, and change enterprise applications easily and quickly by directly capturing business objectives, automating programming, and automating work. Our software is used to build a wide range of business process solutions including customer on-boarding and account opening, customer relationship management (“CRM”), exception and case management, and risk/fraud and compliance management. We also provide professional services, maintenance, and training related to our software.

We focus our sales efforts on target accounts, which are large companies or divisions within companies, and typically leaders in their industry. Our strategy is to sell initial licenses that are focused on a specific purpose or area of operations, rather than selling large enterprise licenses. Once a customer has realized the value of our software, we work with the customer to identify opportunities for follow-on sales.

Our license revenue is primarily derived from sales of our PegaRULES Process Commander (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks, built on the capabilities of PRPC, are purpose or industry-specific collections of best practice functionality, which allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. These products often result in shorter implementation periods than competitive enterprise software products. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance and healthcare markets, as well as other markets, such as communications and government.

As a result of our acquisition of Chordiant in April 2010, we expanded our ability to develop and license CRM software. We acquired several additional products including Chordiant Decision Management that allow customers to maximize lifetime value through improving customer experiences, providing better cross-sell/up-sell abilities, and aiding customer retention. We intend to remain a leader in the use of decision management.

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

Our revenue increased 26% during the second quarter of 2011 compared to the second quarter of 2010 and reflects significant growth in each of software license, maintenance and professional services revenue. Our revenue increased 31% during the first six months of 2011 compared to the first six months of 2010 primarily because of the increase in maintenance revenues and professional services revenues. Maintenance revenue increased 39% during the second quarter of 2011 and 57% during the first six months of 2011 due to the increase in the aggregate value of the installed base of our software and license arrangements executed by Chordiant prior to the acquisition. Due to the rapid integration of the products, sales force, and operations of Chordiant, it is no longer feasible to separately identify revenue from new arrangements as being attributable to either Chordiant or Pegasystems. We generated approximately $17.2 million in cash from operations in the first six months of 2011 and ended the quarter with approximately $99.6 million in cash, cash equivalents, and marketable securities.

We believe our growth in the first six months of 2011 was primarily due to:

•	Increased demand for our industry leading software solutions and services;

•	Expansion of our solutions frameworks offerings; and

•	Expansion of our customer base through sales to new customers.

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

Results of Operations

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2011	2010			2011	2010
Total revenue	$103,518	$82,246	$21,272	26%	$205,878	$157,330	$48,548	31%
Gross profit	$63,121	$50,986	$12,135	24%	$125,465	$99,634	$25,831	26%
Acquisition-related costs	$144	$3,395	$(3,251)	(96)%	$482	$4,903	$(4,421)	(90)%
Restructuring costs	-	$6,080	$(6,080)	(100)%	$141	$6,080	$(5,939)	(98)%
Other operating expenses	$59,743	$50,651	$9,092	18%	$116,044	$89,229	$26,815	30%
Total operating expenses	$59,887	$60,126	$(239)	-%	$116,667	$100,212	$16,455	16%
Income (loss) from operations	$3,234	$(9,140)	$12,374	135%	$8,798	$(578)	$9,376	n/m
Income (loss) before provision for income taxes	$3,331	$(11,510)	$14,841	129%	$10,025	$(5,216)	$15,241	292%

n/m-not meaningful

We continue to experience an increase in demand for our software products and related services, which we believe is due to the strong value proposition, short implementation period, and variety of licensing models we offer our customers. During the first half of 2011, we executed a significantly higher value of license arrangements compared to the same period in 2010.

The increases in gross profit were primarily due to the increases in maintenance and license revenues.

During the second quarter of 2011, our operating expenses were approximately the same in total compared to the second quarter of 2010, as the increases in selling and marketing expenses and research and development expenses were offset by the decreases in acquisition-related and restructuring costs incurred in 2010. The increase in total operating expenses during the first six months of 2011 compared to the first six months of 2010 was primarily due to the increases in selling and marketing expenses associated with higher headcount and higher sales commissions due to the significant increase in the value of license arrangements executed.

The increases in income from operations were primarily due to the increases in gross profit.

The increases in income before provision for income taxes were primarily due to the increases in gross profit and foreign currency transaction gains recorded in 2011 compared to foreign currency transaction losses recorded in 2010.

Revenue

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				Increase (Decrease)
(Dollars in thousands)	2011		2010				2011		2010

License revenue
Perpetual licenses	$20,710	60%	$16,104	57%	$4,606	29%	$44,281	65%	$33,108	56%	$11,173	34%
Term licenses	6,927	20%	7,641	27%	(714)	(9)%	16,818	25%	18,561	32%	(1,743)	(9)%
Subscription	7,008	20%	4,455	16%	2,553	57%	7,008	10%	6,874	12%	134	2%

Total license revenue	$34,645	100%	$28,200	100%	$6,445	23%	$68,107	100%	$58,543	100%	$9,564	16%

The aggregate value of license arrangements executed during the second quarter of 2011 increased compared to the first quarter of 2011. For the first six months of 2011, the aggregate value of license arrangements executed was significantly higher than in the first six months of 2010 primarily due to a significant increase in the value of license arrangements executed with new customers. These increases are not necessarily indicative of the activity level for future periods.

The increases in perpetual license revenue were due to an increase in the aggregate value of perpetual license arrangements executed. Many of our perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $44.7 million as of June 30, 2011 compared to $41.2 million as June 30, 2010. See the table of future cash receipts by year from these perpetual licenses and certain subscription licenses on page 25.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The decreases in term license revenue were primarily due to significantly higher prepayments in the first six months of 2010. Prepayments can cause our term license revenue to vary quarter to quarter. The aggregate value of term license arrangements executed during the first six months of 2011 was higher than during the first six months of 2010. As a result of this increase and the significant aggregate value of term license arrangements executed in the fourth quarter of 2010, total payments due under these term licenses grew to $85.9 million as of June 30, 2011 compared to $66.1 million as of June 30, 2010. The aggregate value of future payments due under non-cancellable term licenses as of June 30, 2011 includes $14.6 million of term license payments that we expect to recognize as revenue during the remainder of 2011. Our term license revenue for the remainder of 2011 could be higher than $14.6 million as we complete new term license agreements in 2011 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 25.

A change in the mix between perpetual and term license arrangements executed, which varies based on customer needs, can cause our revenues to vary materially quarter to quarter.

Subscription revenue consists of license and maintenance revenue recognized on our perpetual license arrangements that include a right to unspecified future products, which is recognized ratably over the term of the subscription period. Subscription revenue does not include revenue from our Pega Cloud offerings. The increases in subscription revenue were primarily due to the timing of scheduled payments under a customer arrangement, which determines the amount of revenue that can be recognized in a reporting period. Consequently, our subscription revenue can vary quarter to quarter.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010			2011	2010
Maintenance revenue
Maintenance	$28,294	$20,388	$7,906	39%	$55,742	$35,474	$20,268	57%

The increases in maintenance revenue were due to the increase in the aggregate value of the installed base of our software and the license arrangements executed by Chordiant prior to the acquisition.

	Three Months Ended June 30,				Increase		Six Months Ended June 30,				Increase (Decrease)
(Dollars in thousands)	2011		2010				2011		2010
Professional services revenue
Consulting Services	$38,838	96%	$32,000	95%	$6,838	21%	$78,567	96%	$59,719	94%	$18,848	32%
Training	1,741	4%	1,658	5%	83	5%	3,462	4%	3,594	6%	(132)	(4)%

Total Professional services	$40,579	100%	$33,658	100%	$6,921	21%	$82,029	100%	$63,313	100%	$18,716	30%

Professional services are primarily consulting services related to new license implementations. The increases in consulting services revenue were primarily due to higher demand for these services as a result of the significant increase in license arrangements executed in the fourth quarter of 2010 and in the first six months of 2011.

Our strategy is to continue expanding our partner alliances to support and grow our business. We significantly discount training fees to our partners to encourage them to become implementation experts of our software.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010			2011	2010
Gross Profit
Software license	$33,014	$27,091	$5,923	22%	$64,802	$57,403	$7,399	13%
Maintenance	25,034	17,673	7,361	42%	49,108	30,822	18,286	59%
Professional services	5,073	6,222	(1,149)	(18)%	11,555	11,409	146	1%

Total gross profit	$63,121	$50,986	$12,135	24%	$125,465	$99,634	$25,831	26%

Total gross profit %	61%	62%			61%	63%
Software license gross profit %	95%	96%			95%	98%
Maintenance gross profit %	88%	87%			88%	87%
Professional services gross profit %	13%	18%			14%	18%

The decrease in software license gross profit percent was due to the amortization of technology intangibles acquired as part of the Chordiant acquisition.

Maintenance gross profit percent was relatively unchanged during the periods compared above.

During 2010, we continued to hire professional services employees to support our growth and proficiency across industries. The decreases in professional services gross profit percent were primarily due to lower utilization as a result of our effort to increase the number of trained professional services personnel in order to fulfill increased demand for these services.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010			2011	2010
Amortization of intangibles:
Cost of software license	$1,571	$1,079	$492	46%	$3,142	$1,110	$2,032	183%
Selling and marketing	1,232	847	385	45%	2,464	847	1,617	191%
General and Administrative	26	46	(20)	(43)%	93	51	42	82%

Total amortization expense	$2,829	$1,972	$857	43%	$5,699	$2,008	$3,691	184%

The increases in total amortization expense were due to the amortization of the intangible assets acquired as part of the Chordiant acquisition, which are being amortized over a weighted-average period of 8.4 years on a straight-line basis. The decrease in amortization expense included in general and administrative expense was due to the trade name intangible asset becoming fully amortized.

Operating expenses

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010			2011	2010
Selling and marketing
Selling and marketing	$37,208	$29,896	$7,312	24%	$71,244	$51,789	$19,455	38%
As a percent of total revenue	36%	36%			35%	33%
Selling and marketing headcount at June 30					410	365	45	12%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

We continue to significantly increase sales headcount in order to target new accounts across expanded geographies and to create additional sales capacity for future periods. The increase in selling and marketing expenses during the second quarter of 2011 compared to the same period in 2010 was primarily due to a $3.2 million increase in compensation and benefit expenses associated with higher headcount, a $2.1 million increase in commissions expense associated with the increased value of license arrangements executed, a $1 million increase in partner commissions expense, a $0.4 million increase in amortization expense related to the acquired Chordiant customer related intangibles, and a $0.6 million increase in marketing program expenses, including our PegaWORLD user conference. The increase in selling and marketing expenses during the first six months of 2011 compared to the same period in 2010 was primarily due to a $9.1 million increase in compensation and benefit expenses associated with higher headcount, a $3.8 million increase in commissions expense associated with the increased value of license arrangements executed, a $1.6 million increase in amortization expense related to the acquired Chordiant customer related intangibles, a $1.4 million increase in partner commissions expense, a $1.5 million increase in sales and marketing program expenses, including our PegaWORLD user conference, and a $1 million increase in travel expenses.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010			2011	2010
Research and development
Research and development	$15,696	$14,010	$1,686	12%	$30,829	$25,636	$5,193	20%
As a percent of total revenue	15%	17%			15%	16%
Research and development headcount at June 30					423	347	76	22%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects growth in our Indian research facility. The increase in offshore headcount lowered our average compensation expense per employee.

The increases in research and development expenses during the second quarter and first six months of 2011 compared to the same periods in 2010 were primarily due to a $1.6 million and $4.7 million, respectively, increase in compensation and benefit expenses associated with higher headcount.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase

(Dollars in thousands)	2011	2010			2011	2010
General and administrative
General and administrative	$6,839	$6,745	$94	1%	$13,971	$11,804	$2,167	18%
As a percent of total revenue	7%	8%			7%	8%
General and administrative headcount at June 30					198	184	14	8%

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

The increase in general and administrative expenses during the first six months of 2011 compared to the same period in 2010 was primarily due to a $1.5 million increase in accounting fees and legal fees primarily related to the expansion of our international operations, a $0.2 million increase in contractor expenses, and a $0.2 million increase in compensation and benefits associated with higher headcount.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to effect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the second quarter and first six months of 2011, the $0.1 million and $0.5 million, respectively, of acquisition-related costs were primarily legal fees associated with acquired litigation related to Chordiant. During the first six months of 2010, the $4.9 million of acquisition-related costs were primarily due diligence costs, advisory fees, legal, tax consulting and valuation fees associated with our acquisition of Chordiant.

Restructuring costs

During the first six months of 2011, restructuring costs were exit costs related to the Company’s cease of use of space within a facility during the fourth quarter of 2010. During the first six months of 2010, the $6.1 million of restructuring costs were severance and related benefit costs recognized for the reduction of approximately 50 personnel in redundant roles, primarily in general and administrative functions.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our consolidated statements of income:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010			2011	2010
Stock-based compensation expense:
Cost of services	$553	$483	$70	15%	$1,350	$881	$469	53%
Operating expenses	1,312	1,703	(391)	(23)%	3,050	2,751	299	11%

Total stock-based compensation before tax	$1,865	$2,186	($321)	(15)%	$4,400	$3,632	$768	21%
Income tax benefit	(613)	(578)			(1,499)	(1,091)

The decrease in stock-based compensation expense during the second quarter of 2011 compared to the same period in 2010 was primarily due to the timing of the 2011 Board of Directors annual equity grant, which occurred in the third quarter of 2011, as compared to the 2010 Board of Directors annual equity grant, which occurred in the second quarter of 2010. The increase in stock-based compensation expense during the first six months of 2011 compared to the same period in 2010 was primarily due to expense associated with the December 2010 period grant and 2010 new hire stock-based grants.

Non-operating income and expenses, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2011	2010			2011	2010
Non-operating income (loss) and expenses, net
Foreign currency transaction gain (loss)	$173	$(2,542)	$2,715	107%	$1,189	$(5,616)	$6,805	121%
Interest income, net	91	171	(80)	(47)%	177	736	(559)	(76)%
Other (expense) income, net	(167)	1	(168)	n/m	(139)	242	(381)	(157)%

Non-operating income (loss) and expenses, net	$97	$(2,370)	$2,467	104%	$1,227	$(4,638)	$5,865	126%

n/m = not meaningful

We hold foreign currency denominated accounts receivable and cash in our U.S. operating company where the functional currency is the U.S. dollar. As a result, these receivables and cash are subject to foreign currency transaction gains and losses when there are changes in exchange rates between the U.S. dollar and foreign currencies. Foreign currency transaction gains in the second quarter and first six months of 2011 compared to losses in same periods in 2010 were due to the increase in the value of the British pound and Euro relative to the U.S. dollar during 2011.

During the second quarter of 2011, we entered into forward foreign currency contracts to manage our exposure to changes in foreign currency exchange rates affecting the foreign currency denominated accounts receivable and cash held by our U.S. operating company. We have not designated these forward foreign currency contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other (expense) income, net. The fluctuations in the value of these forward foreign currency contracts largely offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company.

The decreases in interest income were due to a lower aggregate value of marketable securities held and lower interest rates during the second quarter and first six months of 2011 compared to the same periods in 2010.

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes.

During the second quarter and first six months of 2011, we recorded provisions of $1.1 million and $3 million, respectively, which resulted in an effective tax rate of 31.8% and 30.1%, respectively. Our effective tax rate for these periods was below the statutory federal income tax rate primarily due to the benefit from the current period domestic production activities deduction and the benefit from the geographic mix of income.

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

Liquidity and capital resources

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash provided by (used in)
Operating activities	$17,220	$(6,318)
Investing activities	(20,139)	14,628
Financing activities	(2,173)	(3,031)
Effect of exchange rate on cash	948	(6,103)

Net decrease in cash and cash equivalents	$(4,144)	$(824)

	As of June 30, 2011	As of December 31, 2010
Total cash, cash equivalents, and marketable securities	$99,617	$87,251

We have historically funded our operational expenditures through cash provided by our operations. We believe that our current cash, cash equivalents, and cash flow from operations in 2011 will be sufficient to fund our operations and our share repurchase program for at least the next 12 months.

On June 29, 2011, we entered into a lease arrangement for our new office headquarters in Cambridge, Massachusetts commencing on July 1, 2011 and terminating on December 31, 2023, subject to two 5-year extension options. We will continue to pay our monthly rent under the lease for our current offices in Cambridge, Massachusetts, through the remaining term of that lease, which is scheduled to expire on May 31, 2013. The new lease arrangement provides us with a rent-free period for the remaining term of the current lease, for the same amount of space covered by the current lease. The future rental payments due under the new lease arrangement total $75.8 million. We expect to invest approximately $2.5 million in the remainder of 2011 and approximately $4.6 million in the first half of 2012 for furniture, fixtures, IT equipment, and leasehold improvements for our new offices.

We also evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Approximately $43 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by (used in) operating activities

The primary components of cash provided by operating activities during the first six months of 2011 were an $18.4 million increase in deferred revenue primarily resulting from the difference in timing of billings and revenue recognition for annual maintenance and for a customer arrangement executed in the second quarter of 2011, and $7 million of net income, partially offset by a $16 million increase in accounts receivable related to billings and the increase in revenue.

The primary components of cash used in operating activities during the first six months of 2010 were a $4.3 million net loss and an $11.8 million increase in accounts receivable.

Future Cash Receipts from License Arrangements

The following table summarizes the cash receipts due in connection with our license agreements existing as of June 30, 2011.

As of June 30, 2011: (in thousands)	Installment payments for term licenses not recorded on the balance sheet (1)	Other license payments not recorded on the balance sheet (2)
Remainder of 2011	$14,648	$8,691
2012	28,248	15,063
2013	19,922	5,811
2014	11,366	5,822
2015 and thereafter	11,678	9,318

Total	$85,862	$44,705

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash (used in) provided by investing activities

During the first six months of 2011, cash used in investing activities was primarily for purchases of marketable debt securities of $25.4 million, partially offset by the proceeds received from the sales and maturities of marketable debt securities of $8.8 million.

During the first six months of 2010, we paid $109 million, net of approximately $47.6 million of cash acquired, to complete the Chordiant acquisition.

Cash used in financing activities

Cash used in financing activities during the first six months of 2011 and 2010 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $80.8 million of our common stock. Purchases under these programs have been made on the open market.

Common stock repurchases

The following table is a summary of our repurchase activity under all of our repurchase programs during the first six months of 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$13,237		$15,779
Authorizations		-		-
Repurchases paid	56,530	(2,064)	96,579	(3,195)
Repurchases unsettled	-	-	3,024	(100)

Authorization remaining as of June 30,		$11,173		$12,484

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first six months of 2011 and 2010, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 394,000 shares and 623,000 shares, respectively, of which only 237,000 shares and 289,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first six months of 2011 and 2010, instead of receiving cash from the equity holders, we withheld shares with a value of $3.5 million and $4.2 million, respectively, for withholding taxes and $2.4 million and $4.7 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first six months of 2011 and 2010.

Dividends

The Company declared a cash dividend of $0.03 per share for the first six months of 2011 and 2010, and paid cash dividends of $2.2 million in both the first six months of 2011 and 2010. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual obligations

Our contractual obligations primarily consist of payments under our non-cancelable operating leases, amounts payable to tax authorities (excluding uncertain tax positions), and purchase obligations for customer support and consulting services,

On June 29, 2011, the Company entered into a lease arrangement for the Company’s new office headquarters in Cambridge, Massachusetts. The lease arrangement commences on July 1, 2011 and terminates on December 31, 2023, subject to two 5-year extension options. The Company’s lease for its current offices in Cambridge, Massachusetts, is scheduled to expire on May 31, 2013. The Company will continue to pay its monthly rent through the remaining term of the current lease. The new lease arrangement provides the Company with a rent-free period for the remaining term of the current lease, for the same amount of space covered by the current lease. The future rental payments due under the new lease total $75.8 million.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial results due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates as we transact business in various foreign currencies. During the second quarter of 2011, we entered into forward foreign currency contracts to manage our exposure to changes in foreign currency exchange rates affecting foreign currency denominated accounts receivable and cash held by our U.S. operating company.

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

We are primarily exposed to changes in the value of the Euro and British pound relative to the U.S. dollar. We have not designated the forward foreign currency contracts as hedging instruments and as a result, we record their fair value at the end of each reporting period in our balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other (expense), net, in our statements of operations. Generally, we enter into contracts with terms of 60 days or less.

The fluctuations in the value of these forward foreign currency contracts largely offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company, thus mitigating the volatility.

As of June 30, 2011, we had forward foreign currency contracts outstanding to sell 6 million British pounds and 7 million Euros and receive $19.6 million. The fair value of these outstanding forward foreign currency contracts as of June 30, 2011 totaled $0.1 million, which was recorded in accrued expenses. The net impact of the losses recorded on our forward foreign currency contracts and the foreign currency transaction gains recorded on the remeasurement and settlement of our foreign currency denominated assets was nearly zero for the second quarter of 2011.

There have been no other material changes in the first six months of 2011 to our market risks or to our management of such risks.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2011. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first six months of 2011 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the second quarter of 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
4/1/11-4/30/11	10,835	$	37.44	10,835	$11,820
5/1/11-5/31/11	11,850		36.77	11,850	11,384
6/1/11-6/30/11	5,803		36.36	5,803	11,173

Total	28,488	$	36.94

(1)	Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase, in the aggregate, up to $80.8 million of our common stock. On November 8, 2010, we announced that our Board of Directors approved an increase in the remaining funds available under the program expiring on December 31, 2010, from $9.2 million to $15 million, and an extension of the expiration date to December 31, 2011. Under this program, purchases will be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. The Company has established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.      Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: August 9, 2011	By:	/s/ CRAIG DYNES
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer) (duly authorized officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB**	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.