Form 10-Q
period 2011-09-30
PEGASYSTEMS INC
filed 2011-11-09
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2011

or

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

There were 37,688,744 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 27, 2011.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of September 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$51,603	$71,127
Marketable securities	46,671	16,124

Total cash, cash equivalents, and marketable securities	98,274	87,251
Trade accounts receivable, net of allowance of $1,153 and $1,159	79,121	79,896
Deferred income taxes	4,820	4,770
Income taxes receivable	21,272	9,266
Other current assets	7,680	7,473

Total current assets	211,167	188,656
Property and equipment, net	11,601	11,010
Long-term deferred income taxes	32,673	33,769
Long-term other assets	1,991	2,905
Intangible assets, net	72,177	80,684
Goodwill	20,451	20,451

Total assets	$350,060	$337,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,001	6,286
Accrued expenses	19,959	24,736
Accrued compensation and related expenses	23,243	27,125
Deferred revenue	67,316	56,903

Total current liabilities	116,519	115,050
Income taxes payable	2,380	5,783
Long-term deferred revenue	15,722	17,751
Other long-term liabilities	3,674	3,221

Total liabilities	138,295	141,805

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 70,000 shares authorized; 37,681 shares and 37,250 shares issued and outstanding	377	372
Additional paid-in capital	129,050	122,607
Retained earnings	80,016	71,431
Accumulated other comprehensive income	2,322	1,260

Total stockholders’ equity	211,765	195,670

Total liabilities and stockholders’ equity	$350,060	$337,475

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Software license	$25,346	$33,889	$93,453	$92,432
Maintenance	29,971	23,418	85,713	58,892
Professional services	40,186	32,709	122,215	96,022

Total revenue	95,503	90,016	301,381	247,346

Cost of revenue:
Cost of software license	1,637	1,571	4,942	2,711
Cost of maintenance	2,980	3,187	9,614	7,839
Cost of professional services	37,194	30,232	107,668	82,136

Total cost of revenue	41,811	34,990	122,224	92,686

Gross profit	53,692	55,026	179,157	154,660

Operating expenses:
Selling and marketing	32,463	31,199	103,707	82,988
Research and development	16,218	14,924	47,047	40,560
General and administrative	7,222	6,442	21,193	18,246
Acquisition-related costs	-	111	482	5,014
Restructuring costs	(203)	407	(62)	6,487

Total operating expenses	55,700	53,083	172,367	153,295

(Loss) income from operations	(2,008)	1,943	6,790	1,365
Foreign currency transaction (loss) gain	(1,049)	1,513	140	(4,103)
Interest income, net	102	180	279	916
Other income, net	504	572	365	814

(Loss) income before (benefit) provision for income taxes	(2,451)	4,208	7,574	(1,008)
(Benefit) provision for income taxes	(7,410)	1,069	(4,389)	190

Net income (loss)	$4,959	$3,139	$11,963	$(1,198)

Earnings (loss) per share:
Basic	$0.13	$0.08	$0.32	$(0.03)

Diluted	$0.13	$0.08	$0.31	$(0.03)

Weighted-average number of common shares outstanding
Basic	37,588	36,996	37,425	37,008
Diluted	38,930	38,534	38,864	37,008
Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$11,963	$(1,198)
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Excess tax benefits from exercise or vesting of equity awards	(6,628)	(5,456)
Deferred income taxes	1,092	(2,088)
Depreciation and amortization	12,648	6,968
Stock-based compensation expense	6,722	5,213
Foreign currency transaction loss	624	3,775
Other	528	716
Change in operating assets and liabilities:
Trade accounts receivable	2,264	(20,076)
Income taxes receivable	(12,006)	(6,772)
Other current assets	7,103	4,750
Accounts payable and accrued expenses	(8,983)	4,971
Deferred revenue	8,250	(281)
Other long-term assets and liabilities	(3,930)	(28)

Cash provided by (used in) operating activities	19,647	(9,506)

Investing activities:
Purchase of marketable securities	(49,689)	(67,228)
Matured and called marketable securities	14,738	27,280
Sale of marketable securities	4,048	162,226
Payments for 2010 acquisition, net of cash acquired	-	(109,228)
Contingent consideration paid for an acquisition in 2008	-	(250)
Investment in property and equipment	(5,108)	(4,075)

Cash (used in) provided by investing activities	(36,011)	8,725

Financing activities:
Issuance of common stock for share-based compensation plans	2,164	1,546
Excess tax benefits from exercise or vesting of equity awards	6,628	5,456
Dividend payments to shareholders	(3,365)	(3,330)
Common stock repurchases for tax withholdings for net settlement of equity awards	(5,488)	(4,493)
Common stock repurchases under share repurchase programs	(3,460)	(6,098)

Cash used in financing activities	(3,521)	(6,919)

Effect of exchange rate changes on cash and cash equivalents	361	(3,380)

Net decrease in cash and cash equivalents	(19,524)	(11,080)
Cash and cash equivalents, beginning of period	71,127	63,857

Cash and cash equivalents, end of period	$51,603	$52,777

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

On June 29, 2011, the Company entered into a lease arrangement for its new office headquarters in Cambridge, Massachusetts. The Company expects to cease the use of its current offices in Cambridge, Massachusetts, by the second quarter of 2012 and abandon certain leasehold improvements and furniture and fixtures. Accordingly, in June 2011 the Company revised the remaining useful lives of these fixed assets and recorded incremental depreciation expense of $0.4 million and $0.6 million during the third quarter and first nine months of 2011, respectively, as a result of this change in estimate. The Company expects to record approximately $0.4 million of additional depreciation expense per quarter through the second quarter of 2012. See Note 10 “Commitments and Contingencies” for further discussion of the new lease terms.

Accounting Standards Not Yet Effective

Testing Goodwill for Impairment: In September 2011, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2011-08”), which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. ASU 2011-08 is effective for the Company in fiscal year 2012. The Company does not expect the adoption of this standard will have a significant impact on its consolidated financial statements.

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”), which (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for the Company means fiscal year 2012. The adoption of this standard will not impact the Company’s financial position or results of operations as this accounting standard only requires enhanced disclosure.

Disclosure of Supplementary Pro Forma Information for Business Combinations: In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations” (“ASU 2010-29”), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for the Company in fiscal year 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The adoption of this standard will not impact the Company’s financial position or results of operations as this accounting standard only requires enhanced disclosure.

Performing Step 2 of the Goodwill Impairment Test: In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other” (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal year 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to its beginning retained earnings. The Company does not expect the adoption of ASU 2010-28 will have a significant impact on its consolidated financial statements.

2.    MARKETABLE SECURITIES

	$46,696	$46,696	$46,696	$46,696
(in thousands)	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable securities:
Municipal bonds	$24,166	55	(5)	$24,216
Corporate bonds	15,132	7	(71)	15,068
Government sponsored enterprise bonds	6,097	—	(11)	6,086
Commercial paper	1,000	—	—	1,000
Certificates of deposit	301	—	—	301

Marketable securities	$46,696	62	(87)	$46,671

(in thousands)	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable securities:
Government sponsored enterprise bonds	$5,601	1	(9)	$5,593
Corporate bonds	5,468	—	(49)	5,419
Commercial paper	2,999	—	(1)	2,998
Municipal bonds	2,114	—	—	2,114

Marketable securities	$16,182	1	(59)	$16,124

All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of tax. As of September 30, 2011, remaining maturities of marketable debt securities ranged from October 14, 2011 to November 14, 2014 with a weighted-average remaining maturity of approximately 17 months.

3.    DERIVATIVE INSTRUMENTS

Beginning in the second quarter of 2011, the Company enters into forward foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated accounts receivable and cash. The U.S. operating company invoices most of its foreign customers in foreign currencies, which results in cash and receivables held at the end of the reporting period denominated in these foreign currencies. Since the U.S. operating company’s functional currency is the U.S. dollar, the Company recognizes a foreign currency transaction gain or (loss) on the foreign currency denominated cash and accounts receivable held by the U.S. operating company in its consolidated statements of operations when there are changes in the foreign currency exchange rates versus the U.S. dollar. The Company is primarily exposed to changes in the value of the Euro and British pound relative to the U.S. dollar. The forward foreign currency contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other income, net, in its consolidated statement of operations. However, the fluctuations in the value of these forward foreign currency contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company, thus mitigating the volatility. Generally, the Company enters into forward foreign currency contracts with terms of 60 days or less.

During the third quarter of 2011, the Company entered into and settled forward foreign currency contracts to sell 5.5 million Euros and 4.5 million British pounds and received $15.1 million. The Company also settled the forward foreign currency contracts outstanding as of June 30, 2011 to sell 6 million British pounds and 7 million Euros and received $19.6 million. As of September 30, 2011, the Company did not have any forward foreign currency contracts outstanding. During the third quarter and first nine months of 2011, the change in the fair value of the Company’s forward foreign currency contracts recorded in other income, net, was a gain of $0.5 million and $0.3 million, respectively.

The net impact on net income of the gains recorded on the forward foreign currency contracts, which is included in other income, net, in the accompanying consolidated statements of operations, and the foreign currency transaction losses recorded on the remeasurement and settlement of the foreign currency denominated assets, which is included in foreign currency transaction (loss) gain in the accompanying consolidated statements of operations, was a net loss of approximately $0.5 million for both the third quarter of 2011 and six months ended September 30, 2011. This net loss was primarily due to the change in the value of the Company’s Australian dollar denominated accounts receivable during the third quarter of 2011, for which the Company did not have an Australian forward currency contract. The Company did not enter into any forward foreign currency contracts in the first quarter of 2011.

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

Assets measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$12,345	$10,845	$1,500

Marketable securities:
Municipal bonds	$24,216	$8,618	$15,598
Corporate bonds	15,068	15,068	—
Government sponsored enterprise bonds	6,086	4,090	1,996
Commercial paper	1,000	—	1,000
Certificates of deposit	301	—	301

Total marketable securities	$46,671	$27,776	$18,895

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$14,342	$14,342	$—

Marketable securities:
Government sponsored enterprise bonds	$5,593	$—	$5,593
Corporate bonds	5,419	5,419	—
Commercial paper	2,998	—	2,998
Municipal bonds	2,114	—	2,114

Total marketable securities	$16,124	$5,419	$10,705

Assets Measured at Fair Value on a Nonrecurring Basis

Assets not recorded at fair value on a recurring basis, such as property and equipment and intangible assets, are recognized at fair value when they are impaired. During the first nine months of 2011 and 2010, the Company did not recognize any nonrecurring fair value measurements from impairments. The Company recorded assets acquired and liabilities assumed related to its acquisition of Chordiant at fair value as described in Note 6 “Acquisition, Goodwill, and Other Intangible Assets.”

5.    TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

(in thousands)	September 30, 2011	December 31, 2010
Trade accounts receivable	$60,332	$65,373
Unbilled accounts receivable	19,942	15,682

Total accounts receivable	80,274	81,055

Allowance for doubtful accounts	(101)	(132)
Allowance for sales credit memos	(1,052)	(1,027)

Total allowance	(1,153)	(1,159)

	$79,121	$79,896

Unbilled trade accounts receivable relate to services earned under time and material arrangements and maintenance and license arrangements that had not been invoiced as of September 30, 2011 and December 31, 2010, respectively.

6.    ACQUISITION, GOODWILL, AND OTHER INTANGIBLE ASSETS

Chordiant Acquisition

On April 21, 2010, the Company acquired all of the outstanding shares of common stock of Chordiant, a leading provider of customer relationship management (“CRM”) software and services with a focus on improving customer experiences through decision technology, for approximately $160.3 million in cash and the issuance of stock options. The operations of Chordiant were included in the Company’s operating results from the date of acquisition.

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

Pro Forma Nine Months Ended September 30,

2010
Revenue	$266,180
Net loss	$(17,197)
Net loss per basic and diluted share	$(0.46)

Goodwill and Intangibles

As discussed in Note 15 “Geographic Information and Major Customers”, the Company operates in one operating segment, business process solutions. The Company has one reporting unit, the fair value of which is evaluated annually to determine whether goodwill is impaired.

The purchase price adjustments related to the Chordiant acquisition identified during the first quarter of 2011 were retrospectively applied as of December 31, 2010. There were no other changes in the carrying amount of goodwill during the first nine months of 2011.

(in thousands)	2011
Balance as of January 1,	$22,618
Purchase price adjustments to goodwill retrospectively applied	(2,167)

Revised balance as of January 1, and September 30,	$20,451

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from one to nine years.

(Dollars in thousands)	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value
As of September 30, 2011
Customer related intangibles	9	$44,355	$(6,982)	$37,373
Technology	8	43,446	(8,729)	34,717
Trade name	1	248	(248)	—
Technology designs	4	490	(433)	57
Non-compete agreements	5	100	(70)	30
Intellectual property	4	1,400	(1,400)	—

Total		$90,039	$(17,862)	$72,177

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2010
Customer related intangibles	9	$44,355	$(3,286)	$41,069
Technology	8	43,446	(4,108)	39,338
Trade name	1	248	(165)	83
Technology designs	4	490	(340)	150
Non-compete agreements	5	100	(56)	44
Intellectual property	4	1,400	(1,400)	—

Total		$90,039	$(9,355)	$80,684

For the third quarter and first nine months of 2011 and 2010, amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Cost of software license	$1,571	$1,550	$4,713	$2,660
Selling and marketing	1,232	1,206	3,696	2,053
General and administrative	5	67	98	118

Total amortization expense	$2,808	$2,823	$8,507	$4,831

(in thousands) As of September 30,				Future estimated amortization expense
Remainder of 2011				$2,808
2012				11,137
2013				11,095
2014				9,489
2015				8,688
2016 and thereafter				28,960

				$72,177

7.    ACCRUED EXPENSES

(in thousands)	September 30, 2011	December 31, 2010
Other taxes	$2,392	$2,971
Restructuring	940	3,671
Professional fees	1,021	1,615
Income taxes	2,597	1,201
Professional services partners fees	1,164	1,498
Short-term deferred rent	1,366	1,272
Self-insurance health and dental claims	1,360	1,635
Dividends payable	1,131	1,118
Employee reimbursable expenses	1,439	575
Other	6,549	9,180

	$19,959	$24,736

8.    DEFERRED REVENUE

(in thousands)	September 30, 2011	December 31, 2010
Software license	$14,134	$7,617
Maintenance	46,765	43,594
Professional services and other	6,417	5,692

Current deferred revenue	67,316	56,903

Software license	15,342	15,833
Maintenance and professional services	380	1,918

Long-term deferred revenue	15,722	17,751

	$83,038	$74,654

9.    ACCRUED RESTRUCTURING COSTS

During 2010, in connection with the Company’s integration plan of Chordiant, the Company recorded $6.5 million of severance and related benefit costs that will be paid by the end of the second quarter of 2012.

In connection with the Company’s evaluation of its combined facilities, the Company approved a plan to exit a portion of its office space within one of its facilities. The Company ceased use of this space during the fourth quarter of 2010 and recognized $1.6 million of restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for this space. The lease expires at the end of 2013. During the third quarter of 2011, as a result of signing a sublease for the vacated space, the Company revised its estimate of exit costs and recorded a $0.2 million reduction of expense.

A summary of the restructuring activity during the first nine months of 2011 is as follows:

(in thousands)	Personnel	Facilities	Total
Balance as of December 31, 2010	$2,752	$2,117	$4,869
Restructuring costs	-	(62)	(62)
Cash payments	(2,243)	(1,111)	(3,354)

Balance as of September 30, 2011	$509	$944	$1,453

(in thousands)		September 30, 2011	December 31, 2010

Reported as:
Accrued expenses	$	940	$3,671
Other long-term liabilities		513	1,198

	$	1,453	$4,869

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

Operating Leases

On June 29, 2011, the Company entered into a lease arrangement for the Company’s new office headquarters in Cambridge, Massachusetts. The lease arrangement commenced on July 1, 2011 and terminates on December 31, 2023, subject to the Company’s option to extend for two additional five-year periods. The Company’s lease for its current offices in Cambridge, Massachusetts is scheduled to expire on May 31, 2013. The Company will continue to pay its monthly rent through the remaining term of the current lease. The new lease arrangement provides the Company with a rent-free period for the remaining term of the current lease, for the same amount of space covered by the current lease. The future rental payments due under the new lease total $75.8 million.

11.  COMPREHENSIVE INCOME

Comprehensive income includes the Company’s net income plus the results of certain stockholders’ equity changes not reflected in the unaudited condensed consolidated statements of operations. The components of comprehensive income are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$4,959	$3,139	$11,963	$(1,198)
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	13	26	39	(515)
Foreign currency translation adjustments	(741)	1,749	1,023	302

Comprehensive income (loss)	$4,231	$4,914	$13,025	$(1,411)

12.   STOCK-BASED COMPENSATION

For the third quarter and first nine months of 2011 and 2010, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Cost of services	$659	$447	$2,009	$1,328
Operating expenses	1,663	1,134	4,713	3,885

Total stock-based compensation before tax	$2,322	$1,581	$6,722	$5,213
Income tax benefit	(676)	(555)	(2,175)	(1,646)

During the first nine months of 2011, the Company issued approximately 518,000 shares to its employees under the Company’s share-based compensation plans and approximately 8,000 shares to the non-employee members of its Board of Directors.

During the first nine months of 2011, the Company granted approximately 134,000 restricted stock units (“RSUs”) with a total fair value of $4.7 million. Approximately 52,000 of these RSUs were granted in connection with the election by employees to receive 50% of their 2011 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. The total stock-based compensation of approximately $1.6 million associated with these RSUs will be recognized over one year.

As of September 30, 2011, the Company had approximately $7.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of two years.

13.  INCOME TAXES

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The Company expects it will have an overall tax benefit for 2011. During the third quarter of 2011, the Company recorded a $2.4 million reduction in unrecognized tax benefits and a corresponding reduction in income tax expense related to uncertain tax positions of prior years for which the statute of limitations has expired. As a result of its estimated annual effective tax rate benefit and the $2.4 million of discrete items recorded as a reduction of tax expense in the quarter, the Company recorded a net tax benefit of approximately $7.4 million during the third quarter of 2011. As of September 30, 2011, the amount of unrecognized tax benefits totaled approximately $18.5 million.

14.  EARNINGS (LOSS) PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010

Basic
Net income (loss)	$4,959	$3,139	$11,963	$(1,198)

Weighted-average common shares outstanding	37,588	36,996	37,425	37,008

Earnings (loss) per share, basic	$0.13	$0.08	$0.32	$(0.03)

Diluted
Net income (loss)	$4,959	$3,139	$11,963	$(1,198)

Weighted-average common shares outstanding, basic	37,588	36,996	37,425	37,008
Weighted-average effect of dilutive securities:
Stock options	1,078	1,343	1,187	-
RSUs	261	192	249	-
Warrants	3	3	3	-

Effect of assumed exercise of stock options, warrants and RSUs	1,342	1,538	1,439	-

Weighted-average common shares outstanding, diluted	38,930	38,534	38,864	37,008

Earnings (loss) per share, diluted	$0.13	$0.08	$0.31	$(0.03)

Outstanding options and RSUs excluded as impact would be antidilutive	27	102	27	2,752

15.  GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, (“CODM”), in deciding how to allocate resources and in assessing performance.

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

The Company derived its revenue from the following geographic areas:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011		2010		2011		2010
U.S.	$49,166	51%	$54,338	61%	$160,489	53%	$150,620	61%
United Kingdom	17,822	19%	18,413	20%	60,455	20%	41,224	17%
Europe, other	16,697	18%	9,926	11%	48,150	16%	32,215	13%
Other	11,818	12%	7,339	8%	32,287	11%	23,287	9%

	$95,503	100%	$90,016	100%	$301,381	100%	$247,346	100%

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

We develop and license CRM software, which includes our Decision Management product that allows customers to maximize lifetime value through improving customer experiences, providing better cross-sell/up-sell abilities, and aiding customer retention. We continue to invest in the development of new products and intend to remain a leader in decision management.

We also offer Pega Cloud, a service offering that allows customers to create and run PRPC applications using an internet-based infrastructure. This offering enables our customers to immediately build, test, and deploy their applications in a secure cloud environment while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud offering is included in consulting services revenue.

Our revenue increased 6% during the third quarter of 2011 compared to the third quarter of 2010 due to an increase in maintenance and professional services revenue partially offset by a decrease in license revenue. Our revenue increased 22% during the first nine months of 2011 compared to the first nine months of 2010 because of the increases in maintenance and professional services revenues. Maintenance revenue increased 28% during the third quarter of 2011 and 46% during the first nine months of 2011 due to the increase in the aggregate value of the installed base of our software and license arrangements executed by Chordiant prior to the acquisition. We generated approximately $19.6 million in cash from operations in the first nine months of 2011 and ended the quarter with approximately $98.3 million in cash, cash equivalents, and marketable securities.

We believe our growth in the first nine months of 2011 was primarily due to:

•	Demand for our industry leading software solutions and services;

•	Expansion of our solutions frameworks offerings;

•	Development of our partner alliances; and

•	Expansion of our customer base through sales to new customers.

We believe that the ongoing challenges for our business include our ability to drive revenue growth in a persisting weak global economy, expand our expertise in new and existing industries, remain a leader in the decision management market, and maintain our leadership position in the BPM market.

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

Results of Operations

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2011	2010			2011	2010
Total revenue	$95,503	$ 90,016	$5,487	6%	$301,381	$ 247,346	$54,035	22%

Gross profit	$53,692	$55,026	$(1,334)	(2)%	$179,157	$154,660	$24,497	16%

Acquisition-related costs	-	$111	$(111)	(100)%	$482	$5,014	$(4,532)	(90)%
Restructuring costs	$(203)	$407	$(610)	n/m	$(62)	$6,487	$(6,549)	n/m
Other operating expenses	$55,903	$52,565	$3,338	6%	$171,947	$141,794	$30,153	21%
Total operating expenses	$55,700	$53,083	$2,617	5%	$172,367	$153,295	$19,072	12%
(Loss) income from operations	$(2,008)	$1,943	$(3,951)	n/m	$6,790	$1,365	$5,425	397%
(Loss) income before (benefit) provision for income taxes	$(2,451)	$4,208	$(6,659)	n/m	$7,574	$(1,008)	$8,582	n/m

n/m-not meaningful

We believe the continued demand for our software products and related services is due to the strong value proposition, short implementation period, and variety of licensing models we offer our customers. The value of license arrangements executed decreased in the third quarter of 2011 compared to the same period in 2010, however, in the first nine months of 2011, we executed a higher value of license arrangements compared to the same period in 2010.

The decrease in gross profit during the third quarter of 2011 was primarily due to the decrease in license revenue. The increase in gross profit during the first nine months of 2011 was primarily due to the increase in maintenance revenue.

During the third quarter of 2011, the increase in total operating expenses was primarily due to an increase in research and development expenses associated with higher headcount. The increase in total operating expenses during the first nine months of 2011 was primarily due to the increase in selling and marketing expenses associated with higher headcount and higher sales commissions related to the increase in the value of license arrangements executed.

The decrease in income from operations during the third quarter of 2011 was primarily due to the decrease in license gross profit. The increase in income from operations during the first nine months of 2011 was primarily due to the increase in maintenance gross profit.

The decrease in income before provision for income taxes during the third quarter of 2011 was primarily due to decrease in license gross profit and foreign currency transaction gains recorded in the third quarter of 2010 compared to foreign currency transaction losses recorded in the third quarter of 2011. The increase in income before provision for income taxes for the first nine months of 2011 was primarily due to the increase in maintenance gross profit and foreign currency transaction gains recorded in the first nine months of 2011 compared to foreign currency transaction losses recorded in the first nine months of 2010.

Revenue

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase (Decrease)
(Dollars in thousands)	2011		2010				2011		2010

License revenue

Perpetual licenses	$15,527	61%	$25,430	75%	$(9,903)	(39)%	$59,808	64%	$58,538	63%	$1,270	2%

Term licenses	9,034	36%	6,909	20%	2,125	31%	25,852	28%	25,470	28%	382	1%

Subscription	785	3%	1,550	5%	(765)	(49)%	7,793	8%	8,424	9%	(631)	(7)%

Total license revenue	$25,346	100%	$33,889	100%	$(8,543)	(25)%	$93,453	100%	$92,432	100%	$1,021	1%

The value of license arrangements executed in the third quarter of 2011 was lower than in the same period in 2010, mainly due to delays in the signing of some large arrangements. However, in the first nine months of 2011, the aggregate value of license arrangements executed was significantly higher than in the first nine months of 2010 primarily due to license arrangements executed with new customers. A change in the mix between perpetual and term license arrangements executed, which varies based on customer needs, can cause our revenues to vary from period to period. While this mix can change materially from quarter to quarter, we have been experiencing an overall increase in the value of term license arrangements executed. This trend may continue, which may result in our revenue to be recognized over longer periods.

The decrease in perpetual license revenue during the third quarter of 2011 was due to a decrease in the number and aggregate value of perpetual license arrangements executed. The increase in perpetual license revenue during the first nine months of 2011 was due to an increase in the aggregate value of perpetual license arrangements executed. Many of our perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $36 million as of September 30, 2011 compared to $36.2 million as September 30, 2010. See the table of future cash receipts by year from these perpetual licenses and certain subscription licenses on page 27.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The increase in term license revenue during the third quarter of 2011 was primarily due to revenue from new term license arrangements executed in the fourth quarter of 2010 and the first half of 2011. The decrease in term license revenue during the first nine months of 2011 was primarily due to significantly higher prepayments in the first nine months of 2010 partially offset by new term license arrangements executed in 2011. Prepayments can cause our term license revenue to vary quarter to quarter. Total future payments due under term licenses increased to $84.5 million as of September 30, 2011 compared to $71.6 million as of September 30, 2010 and includes $6.9 million of term license payments that we expect to recognize as revenue during the remainder of 2011. Our term license revenue for the remainder of 2011 could be higher than $6.9 million as we complete new term license agreements in 2011 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 27.

Subscription revenue primarily consists of license and maintenance revenue recognized on our perpetual license arrangements that include a right to unspecified future products, which is recognized ratably over the term of the subscription period. Subscription revenue does not include revenue from our Pega Cloud offerings. The decreases in subscription revenue were primarily due to a customer’s decision not to exercise a renewal option and the timing of scheduled payments under a customer arrangement, which determines the amount of revenue that can be recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010			2011	2010
Maintenance revenue
Maintenance	$29,971	$23,418	$6,553	28%	$85,713	$58,892	$26,821	46%

The increases in maintenance revenue were due to the increase in the aggregate value of the installed base of our software and the license arrangements executed by Chordiant prior to the acquisition.

	Three Months Ended September 30,				Increase		Nine Months Ended September 30,				Increase
(Dollars in thousands)	2011		2010				2011		2010
Professional services revenue
Consulting Services	$38,436	96%	$31,349	96%	$7,087	23%	$117,003	96%	$91,068	95%	$25,935	28%

Training	1,750	4%	1,360	4%	390	29%	5,212	4%	4,954	5%	258	5%

Total professional services	$40,186	100%	$32,709	100%	$7,477	23%	$122,215	100%	$96,022	100%	$26,193	27%

Professional services are primarily consulting services related to new license implementations. The increases in consulting services revenue were primarily due to higher demand for these services as a result of the significant increase in the number of license arrangements executed in the fourth quarter of 2010 and in the first half of 2011.

Our strategy is to continue expanding our partner alliances to support and grow our business. We significantly discount training fees to our partners to encourage them to become implementation experts of our software.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2011	2010			2011	2010

Gross Profit

Software license	$23,709	$ 32,318	$(8,609)	(27)%	$88,511	$89,721	$(1,210)	(1)%

Maintenance	26,991	20,231	6,760	33%	76,099	51,053	25,046	49%

Professional services	2,992	2,477	515	21%	14,547	13,886	661	5%

Total gross profit	$53,692	$ 55,026	$(1,334)	(2)%	$179,157	$154,660	$24,497	16%

Total gross profit %	56%	61%			59%	63%

Software license gross profit %	94%	95%			95%	97%
Maintenance gross profit %	90%	86%			89%	87%
Professional services gross profit %	7%	8%			12%	14%

The decreases in software license gross profit percent were due to lower license revenues and the increase in amortization expense for the technology intangibles we acquired as part of the Chordiant acquisition.

The increases in maintenance gross profit percent were primarily due to the increases in maintenance revenues.

During 2010, we continued to hire professional services employees to support our growth and expand our expertise across industries. During the third quarter and first nine months of 2011, the professional services gross profit percentages were slightly lower compared to same periods in 2010 primarily due to lower utilization as a result of our effort to increase the number of trained professional services personnel in order to fulfill increased demand for these services.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2011	2010			2011	2010
Amortization of intangibles:
Cost of software license	$1,571	$ 1,550	$21	1%	$4,713	$ 2,660	$2,053	77%
Selling and marketing	1,232	1,206	26	2%	3,696	2,053	1,643	80%
General and Administrative	5	67	(62)	(93)%	98	118	(20)	(17)%

Total amortization expense	$2,808	$2,823	$(15)	(1)%	$8,507	$4,831	$3,676	76%

The decrease in amortization expense during the third quarter of 2011 compared to the same period in 2010 included in general and administrative expense was due to the Chordiant trade name intangible asset that was fully amortized. The increase in total amortization expense during the first nine months of 2011 compared to the same period in 2010 was due to the amortization of the intangible assets acquired as part of the Chordiant acquisition.

Operating expenses

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010			2011	2010
Selling and marketing

Selling and marketing	$32,463	$31,199	$1,264	4%	$103,707	$82,988	$20,719	25%
As a percent of total revenue	34%	35%			34%	34%
Selling and marketing headcount at September 30					430	376	54	14%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

We continue to increase sales headcount in order to target new accounts across expanded geographies and to create additional sales capacity for future periods. The increase in selling and marketing expenses during the third quarter of 2011 compared to the same period in 2010 was primarily due to a $1.9 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $1.1 million decrease in commissions expense associated with the lower value of license arrangements executed in the quarter. The increase in selling and marketing expenses during the first nine months of 2011 compared to the same period in 2010 was primarily due to an $11 million increase in compensation and benefit expenses associated with higher headcount, a $2.7 million increase in commissions expense associated with the increased value of license arrangements executed during the first nine months of 2011, a $1.6 million increase in amortization expense related to the acquired Chordiant customer related intangibles, a $1.5 million increase in partner commissions expense, a $1 million increase in sales and marketing program expenses, including our PegaWORLD user conference, and a $1.1 million increase in travel expenses.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010			2011	2010
Research and development

Research and development	$16,218	$14,924	$1,294	9%	$47,047	$40,560	$6,487	16%

As a percent of total revenue	17%	17%			16%	16%
Research and development headcount at September 30					467	368	99	27%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects growth in our Indian research facility. The hiring increase of employees in India has lowered our average compensation expense per employee.

The increases in research and development expenses during the third quarter and first nine months of 2011 compared to the same periods in 2010 were primarily due to increases in compensation and benefit expenses associated with higher headcount of approximately $1 million and $5.7 million, respectively. These increases were partially offset by decreases in contractor expenses of approximately $0.8 million and $2.1 million, respectively.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase

(Dollars in thousands)	2011	2010			2011	2010
General and administrative
General and administrative	$7,222	$6,442	$780	12%	$21,193	$18,246	$2,947	16%
As a percent of total revenue	8%	7%			7%	7%
General and administrative headcount at September 30					206	176	30	17%

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

The increase in general and administrative expenses during the third quarter of 2011 was primarily due to a $0.4 million increase in equity compensation resulting from the timing of the 2011 Board of Directors annual equity grant, which occurred in the third quarter of 2011, as compared to the 2010 Board of Directors annual equity grant, which occurred in the second quarter of 2010, and a $0.3 million increase in tax consulting fees primarily related to the expansion of our international operations.

The increase in general and administrative expenses during the first nine months of 2011 compared to the same period in 2010 was primarily due to a $1.7 million increase in accounting fees and tax consulting and legal fees primarily related to the expansion of our international operations and a $0.3 million increase in compensation and benefits associated with higher headcount.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to effect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the first nine months of 2011, the $0.5 million of acquisition-related costs were primarily legal fees associated with acquired litigation related to Chordiant. During the first nine months of 2010, the $5 million of acquisition-related costs consisted of $3.1 million of due diligence costs and advisory and legal transaction fees, $0.7 million of valuation and tax consulting fees, $0.8 million of legal costs associated with acquired litigation, and $0.4 million of integration and other expenses.

Restructuring costs

As a result of signing a sublease during the third quarter of 2011 for space within a facility that we had ceased using in the fourth quarter of 2010, we revised our estimate of exit costs and recorded a $0.2 million reduction of restructuring costs. During the first nine months of 2010, the $6.5 million of restructuring costs were severance and related benefit costs.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our consolidated statements of operations:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010			2011	2010
Stock-based compensation expense:

Cost of services	$659	$447	$212	47%	$2,009	$ 1,328	$681	51%

Operating expenses	1,663	1,134	529	47%	4,713	3,885	828	21%

Total stock-based compensation before tax	$2,322	$1,581	$741	47%	$6,722	$5,213	$1,509	29%

Income tax benefit	$(676)	$(555)			$(2,175)	$(1,646)

The increase in stock-based compensation expense during the third quarter of 2011 compared to the same period in 2010 was primarily due to the timing of the 2011 Board of Directors annual equity grant, which occurred in the third quarter of 2011, as compared to the 2010 Board of Directors annual equity grant, which occurred in the second quarter of 2010 and expense associated with the December 2010 periodic grant. The increase in stock-based compensation expense during the first nine months of 2011 compared to the same period in 2010 was primarily due to expense associated with the December 2010 periodic grant and 2010 and 2011 new hire stock-based grants.

Non-operating income and expenses, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2011	2010			2011	2010
Non-operating income (loss) and expenses, net
Foreign currency transaction (loss) gain	$(1,049)	$ 1,513	$(2,562)	(169)%	$140	$ (4,103)	$4,243	103%

Interest income, net	102	180	(78)	(43)%	279	916	(637)	(70)%

Other income, net	504	572	(68)	(12)%	365	814	(449)	(55)%

Non-operating income (loss) and expenses, net	$(443)	$2,265	$(2,708)		$784	$(2,373)	3,157	(133)%

We hold foreign currency denominated accounts receivable and cash in our U.S. operating company where the functional currency is the U.S. dollar. As a result, these receivables and cash are subject to foreign currency transaction gains and losses when there are changes in exchange rates between the U.S. dollar and foreign currencies. The fluctuations in foreign currency transaction gains and losses were primarily due to the changes in the value of the British pound and Euro relative to the U.S. dollar during the third quarter and first nine months of 2011 and 2010.

Beginning in the second quarter of 2011, we enter into forward foreign currency contracts to manage our exposure to changes in foreign currency exchange rates affecting the foreign currency denominated accounts receivable and cash held by our U.S. operating company. We have not designated these forward foreign currency contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other income, net. The fluctuations in the value of these forward foreign currency contracts recorded in other income, net, partially offset in net income the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company recorded in foreign currency transaction (loss) gain. The net impact on net income of the gains recorded on the forward foreign currency contracts and the foreign currency transaction losses recorded on the remeasurement and settlement of the foreign currency denominated assets, was a net loss of approximately $0.5 million for both the third quarter of 2011 and six months ended September 30, 2011. This net loss was primarily due to the change in the value of our Australian dollar denominated accounts receivable during the third quarter of 2011, for which we did not have an Australian forward currency contract.

The decrease in interest income during the third quarter of 2011 compared to the same period in 2010 was primarily due to significantly lower yields earned. The decrease in interest income during the first nine months of 2011 compared to the same period in 2010 was primarily due to lower yields earned and a lower weighted-average value of marketable securities held throughout the first nine months of 2011 compared to the same period in 2010.

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes.

We continue to invest significantly in research and development (“R&D”), which generates both state and federal R&D tax credits. These credits along with our other U.S. tax attributes will be available to offset a portion of future profits. We expect that the benefit of the credits we will generate in 2011 will exceed the tax on our operating income for the same period and will result in an overall tax benefit for 2011. In addition, during the third quarter of 2011, we recorded a $2.4 million reduction in unrecognized tax benefits and a corresponding reduction in income tax expense related to uncertain tax positions of prior years for which the statute of limitations has expired. As a result of our estimated annual effective tax rate benefit and the $2.4 million of discrete items recorded as a reduction of tax expense in the quarter, we recorded a net tax benefit of approximately $7.4 million during the third quarter of 2011. As of September 30, 2011, the amount of unrecognized tax benefits totaled approximately $18.5 million.

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

Liquidity and capital resources

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash provided by (used in)
Operating activities	$19,647	$(9,506)
Investing activities	(36,011)	8,725
Financing activities	(3,521)	(6,919)
Effect of exchange rate on cash	361	(3,380)

Net decrease in cash and cash equivalents	$(19,524)	$(11,080)

	As of September 30, 2011	As of December 31, 2010
Total cash, cash equivalents, and marketable securities	$98,274	$87,251

We have historically funded our operational expenditures through cash provided by our operations. We believe that our current cash, cash equivalents, and cash flow from operations in 2011 will be sufficient to fund our operations and our share repurchase program for at least the next 12 months.

On June 29, 2011, we entered into a lease arrangement for our new office headquarters in Cambridge, Massachusetts commencing on July 1, 2011 and terminating on December 31, 2023, subject to our option to extend for two additional five-year periods. We will continue to pay our monthly rent under the lease for our current offices in Cambridge, Massachusetts, through the remaining term of that lease, which is scheduled to expire on May 31, 2013. The new lease arrangement provides us with a rent-free period for the remaining term of the current lease, for the same amount of space covered by the current lease. The future rental payments due under the new lease arrangement total $75.8 million. We expect to invest approximately $5.5 million in the remainder of 2011 and approximately $7.5 million in the first half of 2012 for furniture, fixtures, IT equipment, and leasehold improvements for our new offices.

We also evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Approximately $24.8 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by (used in) operating activities

The primary components of cash provided by operating activities during the first nine months of 2011 were $12 million of net income and an $8.3 million increase in deferred revenue primarily resulting from the difference in timing of billings and revenue recognition for annual maintenance.

The primary components of cash used in operating activities during the first nine months of 2010 were a $1.2 million net loss and a $20.1 million increase in accounts receivable primarily due to the acquisition of Chordiant.

Future Cash Receipts from License Arrangements

The following table summarizes the cash receipts due in connection with our license agreements existing as of September 30, 2011.

As of September 30, 2011: (in thousands)	Installment payments for term licenses not recorded on the balance sheet (1)	Other license payments not recorded on the balance sheet (2)
Remainder of 2011	$6,873	$1,319
2012	29,453	14,343
2013	21,946	4,023
2014	14,105	5,403
2015 and thereafter	12,157	10,952

Total	$84,534	$36,040

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash (used in) provided by investing activities

During the first nine months of 2011, cash used in investing activities was primarily for purchases of marketable debt securities of $49.7 million, partially offset by the proceeds received from the sales and maturities of marketable debt securities of $18.8 million.

During the first nine months of 2010, we paid $109.2 million, net of approximately $47.6 million of cash acquired, to complete the Chordiant acquisition.

Cash used in financing activities

Cash used in financing activities during the first nine months of 2011 and 2010 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $80.8 million of our common stock. As of September 30, 2011, approximately $64.7 million has been repurchased, approximately $9.7 million remains available for repurchase and approximately $6.4 million expired. Purchases under these programs have been made on the open market.

Common stock repurchases

The following table is a summary of our repurchase activity under all of our repurchase programs during the first nine months of 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$13,237		$15,779
Repurchases paid	92,158	(3,439)	214,414	(5,962)
Repurchases unsettled	3,026	(102)	799	(24)

Authorization remaining as of September 30,		$9,696		$9,793

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first nine months of 2011 and 2010, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 620,000 shares and 571,000 shares, respectively, of which only 375,000 shares and 299,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first nine months of 2011 and 2010, instead of receiving cash from the equity holders, we withheld shares with a value of $5.5 million and $4.5 million, respectively, for withholding taxes and $4.2 million and $5.0 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first nine months of 2011 and 2010.

Dividends

The Company declared a cash dividend of $0.03 per share for each of the quarters in the first nine months of 2011 and 2010, and paid cash dividends of $3.3 million in both the first nine months of 2011 and 2010. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual obligations

Our contractual obligations primarily consist of payments under our non-cancelable operating leases and amounts payable to tax authorities (excluding uncertain tax positions) and purchase obligations for customer support and consulting services.

On June 29, 2011, the Company entered into a lease arrangement for the Company’s new office headquarters in Cambridge, Massachusetts. The lease arrangement commenced on July 1, 2011 and terminates on December 31, 2023, subject to the Company’s option to extend for two additional five-year periods. The Company’s lease for its current offices in Cambridge, Massachusetts, is scheduled to expire on May 31, 2013. The Company will continue to pay its monthly rent through the remaining term of the current lease. The new lease arrangement provides the Company with a rent-free period for the remaining term of the current lease, for the same amount of space covered by the current lease. The future rental payments due under the new lease total $75.8 million.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect our financial results due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates as we transact business in various foreign currencies. Beginning in the second quarter of 2011, we enter into forward foreign currency contracts to manage our exposure to changes in foreign currency exchange rates affecting foreign currency denominated accounts receivable and cash held by our U.S. operating company.

Our U.S. operating company invoices most of our foreign customers in foreign currencies, so it holds cash and receivables denominated in these foreign currencies. Our U.S. operating company’s functional currency is the U.S. dollar. Therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in our consolidated statements of operations.

We are primarily exposed to changes in the value of the Euro and British pound relative to the U.S. dollar. We have not designated the forward foreign currency contracts as hedging instruments and as a result, we record their fair value at the end of each reporting period in our consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other income, net, in our consolidated statements of operations. Generally, we enter into contracts with terms of 60 days or less.

The fluctuations in the value of these forward foreign currency contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company, thus mitigating the volatility.

During the third quarter of 2011, we entered into and settled forward foreign currency contracts to sell 5.5 million Euros and 4.5 million British pounds and received $15.1 million. We also settled the forward foreign currency contracts outstanding as of June 30, 2011 to sell 6 million British pounds and 7 million Euros and received $19.6 million. As of September 30, 2011, we did not have any forward foreign currency contracts outstanding.

The net impact on net income of the gains recorded on the forward foreign currency contracts, which is included in other income, net, in the accompanying consolidated statements of operations, and the foreign currency transaction losses recorded on the remeasurement and settlement of the foreign currency denominated assets, which is included in foreign currency transaction (loss) gain in the accompanying consolidated statements of operations, was a net loss of approximately $0.5 million for both the third quarter of 2011 and six months ended September 30, 2011. This net loss was primarily due to the change in the value of our Australian dollar denominated accounts receivable during the third quarter of 2011 for which we did not have an Australian forward currency contract. We did not enter into any forward foreign currency contracts in the first quarter of 2011.

There have been no other material changes in the first nine months of 2011 to our market risks or to our management of such risks.

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2011. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first nine months of 2011 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
7/1/11-7/31/11	9,195	$44.19	9,195	$10,767
8/1/11-8/31/11	13,599	37.58	13,599	10,256
9/1/11-9/30/11	15,860	35.31	15,860	9,696

Total	38,654	$38.22

(1)	Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase, in the aggregate, up to $80.8 million of our common stock. On November 8, 2010, we announced that our Board of Directors approved an increase in the remaining funds available under the program expiring on December 31, 2010, from $9.2 million to $15 million, and an extension of the expiration date to December 31, 2011. Under this program, purchases will be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. The Company has established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.      Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: November 9, 2011	By:	/s/ CRAIG DYNES
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer) (duly authorized officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101.INS **	XBRL Instance document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.