Form 10-K
period 2011-12-31
PEGASYSTEMS INC
filed 2012-02-29
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $783 million.

There were 37,716,783 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on February 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to its 2012 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

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

Our business

We develop, market, and license software. We also provide implementation, consulting, training, and technical support services to help our customers maximize the business value they obtain from the use of our software.

Our PegaRULES Process Commander ® (“PRPC”) software provides a unified platform that includes all the necessary elements and technologies to build enterprise applications in a fraction of the time it would take using the disjointed architectures offered by our competitors. This allows organizations to build, deploy, and change enterprise applications easily and quickly. It also eliminates the time and expense required to create lengthy policy manuals and system specifications by unifying business rules with business processes in the software and automating the creation of system documentation. Our software delivers multi-channel, cross silo capabilities that bridge front and back-office, and is often used to rejuvenate legacy technology. Our customers use our software to improve their customer service and the customer experience, generate new business, and enhance productivity and profitability.

Our unified technology also allows customers to leverage existing technology investments and create and/or deploy their PRPC applications on premise or through an internet-based cloud computing model, using our Pega Cloud service offerings.

PRPC is complemented by software solutions that we refer to as frameworks. These frameworks provide purpose or industry-specific functionality that allows our customers to quickly implement and easily customize our software to suit their unique requirement.

The integrated capabilities of PRPC and our frameworks make us the leader in the Business Process Management (“BPM”) software market as well as a leader in Customer Relationship Management (“CRM”), Dynamic Case Management, and Decision Management software markets. We focus our sales efforts on target accounts, which are large companies or divisions within companies, and typically leaders in their industry. Our strategy is to sell initial licenses that are focused on a specific purpose or area of operations, rather than selling large enterprise licenses. A primary objective of this strategy is to have our customers quickly realize business value from our software. Once a customer has realized this initial value, we work with that customer to identify opportunities for follow-on sales. The sales process for follow-on sales is often shorter as a result of our established relationship with the customer. We invest resources in professional services, customer support, and customer and partner enablement to help our customers achieve success.

Our partners

We maintain alliances with global systems integrators and technology consulting firms that also provide consulting services to our customers. Strategic partnerships with technology consulting firms and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify sales opportunities, and complement our software with their domain expertise and services capabilities. These partners may deliver strategic business planning, consulting, project management, and implementation services to our customers. Currently, our partners include well respected, major firms such as Accenture Ltd., Capgemini SA, Cognizant Technology Solutions Inc., Infosys Technologies Limited, Mahindra Satyam, Tata Consultancy Services Limited, International Business Machines Corporation (“IBM”), PricewaterhouseCoopers LLP, Virtusa Corporation, and Wipro Ltd.

Our products

Our primary software solutions are as follows:

PegaRULES Process Commander

PRPC provides a unified platform that includes all the necessary elements and technologies to build enterprise applications in a fraction of the time it would take using our competitors’ products. These elements, which include the direct capture of business objectives, automating programming, reporting, predictive analytics and decisioning, dynamic case management, mobile device access, dynamically generated user interface, process automation, business rules, social media technologies and automating work, are all part of our integrated architecture. This allows organizations to build, deploy, and change enterprise applications easily and quickly. It also eliminates the time and expense required to create lengthy policy manuals and system specifications by unifying business rules with business processes in the software and automating the creation of system documentation. Our software is standards-based and can leverage existing technology investments to create new business applications that cross technology silos. Our customers use our software and services to improve their customer service and experience, generate new business, and enhance organizational effectiveness and productivity, which can optionally be created and/or deployed on the cloud using our Pega Cloud service offerings.

Solution Frameworks

We also offer purpose or industry-specific solution frameworks built on the capabilities of our PRPC software. These frameworks allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing to meet the needs of different customers, departments, geographies or regulatory requirements

Pega CRM

Pega CRM software offers a process-driven, customer-centric business solution in order to optimize the customer experience while reducing costs. The capabilities within Pega CRM automate customer service inquiries and marketing and apply analytics to predict and adapt customer service processes, which result in the delivery of a personalized customer interaction.

Pega Decision Management

Our decision management products and capabilities are designed to manage processes so that all actions optimize the outcome based on business objectives. Pega Decision Strategy Manager and Next-Best-Action Advisor support cross-channel decision-making for offer management, risk, and other marketing and customer management solutions that optimize customer lifetime value. Our Pega frameworks for cross-sell/up-sell, retention, and collections help marketing professionals build and deploy decision making solutions quickly, while predictive and adaptive analytics support creation and improvement of decision models for outstanding operational performance.

Pega Cloud ®

Pega Cloud is Pegasystems’ service offering that allows customers to create and/or run Pega applications using an Internet-based infrastructure. This offering enables our customers to rapidly build, test, and deploy their applications in a secure cloud environment, while minimizing their infrastructure and hardware costs.

Our services and support

We offer services and support through our professional services group, customer support group, and our training services group. We also utilize third party contractors to assist us in providing services.

Professional services

Our professional services group helps companies and partners implement our software. This enables us to guide our customers through deployment of our software. Many of our customers choose to engage our professional services group for augmentation and expert services to expand their use of our software to additional business or product lines or automate additional processes within existing solutions. In addition, systems integrators and consulting firms, with which we have alliances, also help our customers deploy our products.

Customer support

Our customer support group is responsible for support of our software deployed at customer sites when customer support has been purchased. Support services include automated problem tracking, prioritization and escalation procedures, periodic preventive maintenance, documentation updates, and new software releases.

Training services

The success of our sales strategy for multiple follow-on sales to target customers depends on our ability to train a larger number of partners and customers to implement our technology. We offer training for our staff, customers, and partners. Training is offered at our regional training facilities in Cambridge, Massachusetts, Bedford, New Hampshire, Reading, England, Hyderabad, India, Sydney, Australia, at third party facilities in numerous other locations, and at customer sites. Beginning in 2012, we will also be offering training online through Pega Academy, which will present new ways to learn our software quickly and easily. We expect that the online training will help expand the number of trained experts at a faster pace. Our courses are designed to meet the specific requirements of process architects, system architects, and system administrators.

Our markets and representative customers

Our target customers are large, industry-leading organizations faced with managing transaction intensive, complex and changing processes that seek the agility needed for growth, productivity, customer retention, and compliance. Our customers have typically been large companies in the financial services, healthcare, insurance, government, and communications and media markets. We are expanding our customer base to a broader range of companies within those markets as well as to a broader range of industries, such as manufacturing, energy, travel and entertainment.

Financial services

Financial services organizations require software to improve the quality, accuracy, and efficiency of customer interactions and transactions processing. Pegasystems’ customer process and exceptions management products allow customers to be responsive to changing business requirements. Representative financial services customers of ours include: American Express Company, BBVA Bancomer S.A., BNP Paribas, Citigroup Inc., Charles Schwab Corporation, HSBC Holdings Plc, ING Bank, JP Morgan Chase, MasterCard Worldwide, National Australia Bank Limited, RBC Financial Group, and Toronto-Dominion Bank.

Healthcare

Healthcare organizations seek products that integrate their front and back office initiatives and help drive customer service, efficiency, and productivity. Representative healthcare customers of ours include: Aetna Inc., Amerigroup Corporation, more than 60 percent of the members of the Blue Cross Blue Shield network, Highmark, Medco Health Solutions, Inc., Tenet Healthcare Corporation, United Healthcare Services, Inc., and ViPS/WebMD.

Insurance

Insurance companies, whether competing globally or nationally for customers and channels, need software to automate the key activities of policy rating, quoting, customization, underwriting, and servicing as well as products that improve customer service and the overall customer experience. Representative insurance industry customers of ours include: American National Insurance Group, CARDIF, Chartis, Farmers Insurance Group of Companies, John Hancock Life Insurance Co., Wesfarmers, and Zurich North America.

Communications and Media

Communications and media organizations need to address high levels of customer churn, growing pressure to increase revenue and an ability to respond quickly to changing market conditions. Pega’s unique ability to put the power of innovation into the hands of the business enables organizations to reshape the way they interact with customers, streamline operations and bring new services and products to market. Representative communications and media customers of ours include: Vodafone, Orange, O2, Deutsche Telekom and Cox Communications.

Government

Government agencies need to modernize legacy systems and processes to meet the growing demands for improved constituent service, lower costs and greater levels of transparency. Pegasystems offers a proven, economical and highly effective solution that delivers advanced capabilities to streamline application development and delivery. Representative public sector clients include the State of Texas, ViPS, the FDIC, the Centers for Medicare and Medicaid Services (CMS), and CSC.

Other industries

PRPC offers solutions to a broad range of companies and industries. For example, we sell our BPM technology to customers in energy, life sciences, manufacturing, and travel services. Customers include: Baxter International Inc., Bristol Myers Squibb, ConEdison, Carnival Cruise Lines, GE Energy, Jabil, Novartis International AG, and The British Airport Authority.

Competition

We compete in the BPM, Case Management, CRM, and Decision Management software markets. These markets are intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•

BPM vendors including Service-Oriented Architecture (“SOA”) middleware vendors IBM, Oracle Corporation, Software AG, and Tibco Software Inc., and other BPM vendors such as Appian Corporation and the Savvion division of Progress Software;

•

Case Management vendors such as the Documentum division of EMC Corporation, the FileNet division of IBM’s Information Management Group, and the BPM/Case Management division of OpenText (following its acquisition of Metastorm and Global 360);

•	CRM application vendors such as the Siebel division of Oracle, the Microsoft Dynamics CRM division of Microsoft, and Salesforce.com;

•

Decision Management vendors including Business Rules Engine vendors such as the ILOG division of IBM, and the Blaze division of FICO, and vendors of solutions that leverage predictive analytics in managing customer relationships including the Unica Division of IBM;

•

Companies that provide application specific software for the financial services, healthcare, insurance and other specific markets such as Guidewire Software, Inc., the Detica NetReveal Division of BAE, SmartStream Technologies Ltd., SunGard, SAP, and The TriZetto Group, Inc.; and

•	Current customers’ information technology departments, which may seek to modify their existing systems or develop their own proprietary systems.

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

We believe we compete favorably with our competitors on the basis of these competitive factors as our unified Build for Change® technology allows both client business and IT staff, using a single, browser-based user interface, to build enterprise applications in a fraction of the time it would take with the types of disjointed architectures and tools offered by our competitors. We believe we also compete favorably due to our expertise in our target industries and our long-standing customer relationships. We believe we compete less favorably on the basis of some of these factors with respect to our larger competitors, many of which have greater sales, marketing and financial resources, more extensive geographical presence and greater name recognition than we do. In addition, we may be at a disadvantage with respect to our ability to provide expertise outside our target industries.

Sales and marketing

We market our software and services primarily through a direct sales force. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify sales opportunities, and complement our software with their domain expertise and professional services capabilities.

To support our sales efforts, we conduct a broad range of marketing programs, including targeted solution campaigns, industry trade shows, including our PegaWORLD user conference, solution seminars, industry analyst and press relations, Web marketing, community development, social media, and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also conduct joint and separate campaigns that generate sales leads.

Sales by geography

In 2011, 2010, and 2009, sales to customers based outside of the United States of America (“U.S.”) represented approximately 48%, 41%, and 34%, respectively, of our total revenue. We currently operate in one operating segment — Business Process Solutions. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the U.S. See Note 18 “Geographic Information and Major Customers” included in the notes to the accompanying audited consolidated financial statements for further detail.

Research and development

Our development organization is responsible for product architecture, core technology development, product testing, and quality assurance. Our product development priority is to continue expanding the capabilities of our integrator technology. We intend to maintain and extend the support of our existing solution frameworks, and we may choose to invest in additional frameworks which incorporate the latest business innovations. We also intend to maintain and extend the support of popular hardware platforms, operating systems, databases, and connectivity options to facilitate easy and rapid deployment in diverse information technology infrastructures. Our goal with all of our products is to enhance product capabilities, ease of implementation, long-term flexibility, and the ability to provide improved customer service.

During 2011, 2010, and 2009, research and development expenses were approximately $65.3 million, $55.2 million, and $38.9 million, respectively. We expect that we will continue to commit significant resources to our product research and development in the future to maintain our leadership position.

Employees

As of January 31, 2012, we had 1,858 employees worldwide, of which 1,104 were based in the U.S., 346 were based in Europe, 316 were based in India, 33 were based in Australia, 30 were based in Canada and 29 were based in Asia. Our total headcount includes 633 consulting and customer support employees, 474 sales and marketing employees, 537 research and development employees, and 214 administrative employees. In addition, we augmented our research and development and professional services employees with approximately 230 contractors.

Backlog of license, maintenance, and professional services

As of December 31, 2011, we had software license, maintenance, and professional services agreements with customers expected to result in approximately $359.8 million of future revenue, of which we expect approximately $184.8 million to be recognized in 2012. As of December 31, 2010, we had backlog of software license, maintenance, and professional services agreements with customers of approximately $232.1 million. Under some of these agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. Business conditions could change and, therefore, backlog may not be a reliable indicator of future financial performance.

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

Factors relating to our financial results

The number of our license arrangements has been increasing, and we may not be able to sustain this growth unless we and our partners can provide sufficient high quality professional services, training, and maintenance resources to enable our customers to realize significant business value from our software. Our customers typically request professional services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license arrangements is likely to increase demand for professional services, training, and maintenance relating to our products. Given that the number of our license arrangements has been increasing, we will need to provide our customers with more professional services, training, and maintenance to enable our customers to realize significant business value from our software. Accordingly, we have been hiring additional personnel in these areas and improving our “on-boarding” process to ramp up new personnel in a shorter period of time. We have also been increasingly enabling our partners and customers through training to create an expanded universe of people that are skilled in the implementation of our products. However, if we and our partners are unable to provide sufficient high quality professional services, training, or maintenance resources to our customers, our customers may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. In addition, the growth required to meet the increased demand for our professional services could strain our ability to deliver our services engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

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

The timing of our license revenue is difficult to predict accurately, which may cause our quarterly operating results to vary considerably. A change in the number or size of high value license arrangements, or a change in the mix between perpetual licenses, term licenses, and Pega Cloud subscriptions can cause our revenues to fluctuate materially from quarter to quarter. Our decision to enter into term licenses and Pega Cloud subscriptions that require the revenue to be recognized over the license term may adversely affect our profitability in any period due to sales commissions being paid at the time of signing and the corresponding revenue being recognized over time. We budget for our selling and marketing, product development, and other expenses based on anticipated future revenue. If the timing or amount of revenue fails to meet our expectations in any given quarter, our financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon to predict future performance.

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

We are investing heavily in sales and marketing and professional services in anticipation of a continued increase in license arrangements, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of our license arrangements in the future. We have been increasing our investment in sales and marketing to meet increasing demand for our software by hiring additional sales and marketing personnel. We anticipate that we will need to provide our customers with more professional services, training, and maintenance as a result of this increase in demand, and have been hiring additional personnel in these areas. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the increased demand for our products does not continue, we could experience decreased profitability or losses as a result of these increased fixed costs.

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

The market for our offerings is intensely and increasingly competitive, rapidly changing, and highly fragmented. The market for BPM software and related implementation, consulting, and training services is intensely competitive, rapidly changing and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with large technology companies such as IBM, Oracle and SAP, companies that target the customer interaction and workflow markets, companies focused on business rules engines or enterprise application integration, “pure play” BPM companies, industry-specific application vendors, and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote, and distribute products and provide related consulting and training services. There has been recent consolidation in the BPM market whereby larger companies such as IBM, Oracle, OpenText and Progress Software have acquired companies that provide BPM software, which we expect will further increase competition. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

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

We face risks from operations and customers based outside of the U.S. Sales to customers located outside of the U.S. represented approximately 48% of our total revenue in 2011, 41% of our total revenue in 2010, and 34% of our total revenue in 2009. We, in part through our wholly owned subsidiaries, market products and render consulting and training services to customers based outside of the U.S. including, for example, customers based in Canada, the United Kingdom, France, Germany, Spain, Italy, the Netherlands, Belgium, Switzerland, Austria, Ireland, Finland, Hungary, Poland, Sweden, Turkey, Russia, Mexico, Australia, China, Hong Kong, and Singapore. We have established offices in Canada, Europe, Asia and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

If our security measures are breached and/or unauthorized access is obtained to a customer’s confidential information from our cloud computing service offering, we may be exposed to significant legal and financial liabilities. Our cloud computing service offering allows customers to create and run PRPC-based applications using an internet-based infrastructure. This offering involves the hosting of customers’ applications which may contain confidential information, including personal and financial data regarding their end customers on the servers of a third-party technology provider. We also rely on third party systems including encryption, virtualized infrastructure and support. Because we do not control the transmissions between our customers and our third-party infrastructure providers, the processing of data on the servers of the third-party technology providers, or the internal controls maintained by the third-party technology providers that could prevent unauthorized access and provide appropriate data encryption, we cannot ensure the complete integrity or security of such transmissions, data or processing. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, system error, human error or otherwise. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested in the protection of our customers’ data to reduce these risks, there can be no assurance that our efforts will prevent breaches in our systems. Security breaches could expose us and our customers to a risk of loss or misuse of this information. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales. We carry data breach insurance coverage to potentially mitigate the financial impact of such potential legal liability.

The acquisition of other businesses and technologies may present new risks. We have undertaken a significant acquisition during the past two years and may continue to evaluate and consider other potential strategic transactions, including acquisitions of businesses, technologies, services, products and other assets in the future. These acquisitions, if undertaken, may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return on capital, integration challenges, new regulatory requirements, and issues not discovered in our due diligence process. No assurance can be given that such acquisitions will be successful and will not adversely affect our profitability or operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	Properties

Our principal administrative, sales, marketing, support, and research and development operations are located at 101 Main Street, Cambridge, Massachusetts in an approximately 105,000 square foot leased facility. The lease for this facility expires in 2013. We expect all of these functions will move to One Charles Park and One Rogers Street, Cambridge, Massachusetts, in the second half of 2012, where our leases for approximately 163,000 square feet expire in 2023, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the U.S., Australia, Canada, India, the United Kingdom and in other European and Asian countries under leases that expire at various dates through 2020. We believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PEGA.” The following table sets forth the range of high and low sales prices of our common stock on NASDAQ for each quarter in the years ended December 31:

	Common Stock Price
	2011		2010
	High	Low	High	Low
First Quarter	$41.15	$30.82	$39.65	$32.25
Second Quarter	$47.14	$34.30	$39.66	$26.33
Third Quarter	$47.55	$30.54	$33.94	$20.36
Fourth Quarter	$40.67	$26.87	$37.81	$23.92

Holders

As of February 10, 2012, we had approximately 36 stockholders of record and approximately 29,200 beneficial owners of our common stock.

Dividends

In July 2006, we began paying a quarterly cash dividend of $0.03 per share of common stock. Quarterly cash dividends are expected to continue at $0.03 per share to stockholders of record as of the first trading day of each quarter, subject to change or elimination at any time by our Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our common stock during the fourth quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchased Programs (1) (in thousands)
10/1/11 – 10/31/11	7,405	$32.54	7,405	$9,454
11/1/11 – 11/30/11	24,904	29.57	24,904	14,308
12/1/11 – 12/31/11	11,624	29.74	11,624	13,963

Total	43,933	$30.12

(1)

Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, up to $86.3 million of our common stock. On November 9, 2011, we announced that our Board of Directors approved a $5.6 million increase in the remaining funds available under the program expiring on December 31, 2011, and an extension of the expiration date to December 31, 2012. Under this program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Stock Performance Graph and Cumulative Total Stockholder Return

The following performance graph represents a comparison of the cumulative total stockholder return (assuming the reinvestment of dividends) for a $100 investment on December 31, 2006 in our common stock, the Total Return Index for the NASDAQ Composite (“NASDAQ Composite”), a broad market index, and the Standard & Poors (“S&P”) North Software-Software Index™ (“S&P NSSI”), a published industry index. We paid dividends of $0.12 per share during 2011, 2010, 2009, 2008, and 2007. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Pegasystems Inc.	$100.00	$122.60	$128.33	$354.64	$383.50	$308.81
NASDAQ Composite	$100.00	$110.65	$66.42	$96.54	$114.06	$113.16
S&P NSSI	$100.00	$116.24	$71.83	$106.24	$132.96	$123.85

ITEM 6.	Selected Financial Data

The selected financial data presented below has been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and accompanying notes.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$416,675	$336,599	$264,013	$211,647	$161,949
Income (loss) from operations	10,494	(2,580)	41,819	14,479	1,951
Income (loss) before provision (benefit) for income taxes	10,813	(6,197)	47,415	15,672	9,942
Net income (loss)	10,108	(5,891)	32,212	10,977	6,595
Net earnings (loss) per share:
Basic	$0.27	$(0.16)	$0.89	$0.30	$0.18

Diluted	$0.26	$(0.16)	$0.85	$0.29	$0.18

Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and marketable securities	$111,432	$87,251	$202,653	$167,229	$149,981
Working capital	89,716	73,606	188,552	159,080	159,547
Long-term license installments, net of unearned interest income	—	1,223	2,976	5,413	8,267
Intangible assets, net of accumulated amortization	69,369	80,684	336	479	—
Goodwill	20,451	20,451	2,391	2,141	1,933
Total assets	381,711	337,475	279,585	245,850	243,307
Stockholders’ equity	208,756	195,670	205,219	173,114	172,944

The following items impact the comparability of our consolidated financial data:

•

Our acquisition of Chordiant in April 2010. During the first quarter of 2011, the Company recorded adjustments to the purchase price allocation of its acquisition of Chordiant. As required by applicable business combination accounting rules, these adjustments were applied retrospectively. Therefore, other current assets, long-term other assets, goodwill, accrued expenses, and deferred tax assets were revised as of December 31, 2010 to reflect these adjustments. These revisions did not have any impact on the Company’s previously reported results of operations or cash flows. See Note 9 “Acquisition, Goodwill, and Other Intangible Assets” for further discussion of these adjustments.

•

Foreign currency transaction (losses) gains of $(0.9) million, $(5.6) million, $2.1 million, $(4.5) million, and $0.3 million, during the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for further discussion of our foreign currency exchange risk.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business overview

We develop, market, license, and support software, which allows organizations to build, deploy, and change enterprise applications easily and quickly. Our unified software platform includes all the necessary elements and technologies to build enterprise applications in a fraction of the time it would take with competitive disjointed architectures, by directly capturing business objectives, automating programming, and automating work. Our customers use our software to improve their customer service and the customer experience, generate new business, and enhance productivity and profitability. We also provide professional services, maintenance, and training related to our software.

We focus our sales efforts on target accounts, which are large companies or divisions within companies and typically leaders in their industry. We also focus our sales efforts on existing and targeted new industries. Our strategy is to sell initial licenses that are focused on a specific purpose or area of operations, rather than selling large enterprise licenses. Once a customer has realized the value of our software, we work with the customer to identify opportunities for follow-on sales.

Our license revenue is primarily derived from sales of our PRPC software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks, built on the capabilities of PRPC, are purpose or industry-specific collections of best practice functionality, which allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. Our products are simpler, easier to use and often result in shorter implementation periods than competitive enterprise software products. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance, healthcare, communications and government markets, as well as other markets such as energy and media.

We develop and license CRM software, which enables unified predictive decisioning and analytics and optimizes the overall customer experience. Our decision management products and capabilities are designed to manage processes so that all actions optimize the outcome based on business objectives. We continue to invest in the development of new products and intend to remain a leader in BPM, CRM, and decision management. We also offer Pega Cloud, a service offering that allows customers to optionally create and/or run Pega applications using an Internet-based infrastructure. This offering enables our customers to immediately build, test, and deploy their applications in a secure cloud environment while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud offering is included in consulting services revenue.

We offer training for our staff, customers, and partners at our regional training facilities, at third party facilities in numerous other locations, and at customer sites. Beginning in 2012, we will also be offering training online through Pega Academy, which will provide new ways to learn our software quickly and easily. We expect that this online training will help expand the number of trained experts at a faster pace. Our online training may result in lower training revenues.

Our total revenue increased 24% in 2011 compared to 2010 and reflects revenue growth in each of software license, maintenance, and professional services revenue. Maintenance revenue increased 40% primarily due to the increase in the aggregate value of the installed base of our software and a full year of maintenance revenue attributed to license arrangements executed by Chordiant prior to the acquisition. In 2011, we generated approximately $39.8 million in cash from operations, primarily driven by our net income, and ended the year with $111.4 million in cash, cash equivalents, and marketable securities.

We believe our growth and success in 2011 were due to:

•	Our disciplined and focused global sales strategy to targeted customers;

•	The return on investment our clients achieve from the use of Pega technology leading to repeat purchases;

•	Expansion of our customer base through sales to customers within new industries;

•	Demand for our industry-leading software solutions and services;

•	Investment in making our products faster and easier to use;

•	Expansion of our solutions frameworks offerings; and

•	Collaboration and continued development of our partner alliances.

We believe that the ongoing challenges for our business include our ability to drive revenue growth, expand our expertise in new and existing industries, remain a leader in CRM and the decision management markets, and maintain our leadership position in the BPM market.

To support our growth and successfully address these challenges through 2012 we plan to:

•	Expand our expertise across targeted industries;

•	Improve the end user experience with enhanced user interface;

•	Maintain our focused global sales strategy to targeted customers;

•	Invest in our research and development by significantly increasing headcount;

•	Hire additional sales and marketing professionals;

•	Invest in self-study enablement to expand the Pega ecosystem;

•	Further develop our partner alliances; and

•	Develop and increase our solutions frameworks.

RESULTS OF OPERATIONS

2011 Compared to 2010

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2011	2010
Total revenue	$416,675	$336,599	$80,076	24%
Gross profit	251,877	207,865	44,012	21%
Acquisition-related costs	482	5,924	(5,442)	(92)%
Restructuring costs	(62)	8,064	(8,126)	n/m
Other operating expenses	240,963	196,457	44,506	23%
Total operating expenses	241,383	210,445	30,938	15%
Income (loss) before provision (benefit) for income taxes	10,813	(6,197)	17,010	n/m

n/m – not meaningful

The aggregate value of license arrangements executed in 2011 was significantly higher than in 2010 or in any prior year. We believe the continued demand for our software products and related services is due to the strong value proposition, short implementation period, and variety of licensing models we offer our customers. In addition, our significant investment in hiring sales personnel has generated license sales to customers in new and existing industries and geographies.

The increase in gross profit was primarily due to the increase in maintenance revenue and to a lesser extent the increase in license revenue.

The increase in operating expenses was primarily due to the increase in selling and marketing expenses associated with higher headcount and higher sales commissions related to the increase in the value of license arrangements executed.

The increase in income (loss) before provision (benefit) for income taxes was primarily due to the increase in maintenance and license gross profit and the decrease in foreign exchange losses in 2011 compared to 2010, partially offset by the increase in total operating expenses.

Revenue

(Dollars in thousands)	Year Ended December 31,				Increase
	2011		2010
License revenue
Perpetual licenses	$94,129	68%	$79,041	66%	$15,088	19%
Term licenses	34,453	25%	31,940	27%	2,513	8%
Subscription	10,225	7%	8,858	7%	1,367	15%

Total license revenue	$138,807	100%	$119,839	100%	$18,968	16%

The aggregate value of license arrangements executed in 2011 was significantly higher than in 2010 or any prior year. The aggregate value of license agreements executed in the fourth quarter of 2011 set a quarterly record for the Company primarily due to a significant increase in the value of term license arrangements executed. A change in the mix between perpetual and term license arrangements executed in a period varies based on customer needs, which may cause our revenues to vary materially quarter to quarter. If we continue to execute a higher proportion of term license arrangements, our license revenue may be recognized over longer periods.

The increase in perpetual license revenue was primarily due to an increase in the aggregate value of perpetual license arrangements executed. Many of our perpetual license arrangements include extended payment terms and/or additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these licenses was $48.4 million as of December 31, 2011 compared to $32.8 million as of December 31, 2010. See the table of future cash receipts by year from these perpetual licenses and certain subscription licenses on page 33.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The increase in our term license revenue was primarily due to revenue from the increased aggregate value of term license arrangements executed during 2011, partially offset by higher prepayments in 2010. Prepayments can cause our term license revenue to vary quarter to quarter. Total future payments due under term licenses increased to $161.4 million as of December 31, 2011 compared to $90.9 million as of December 31, 2010 and includes approximately $37.7 million of term license payments that we expect to recognize as revenue in 2012. Our term license revenue in 2012 could be higher than $37.7 million as we complete new term license agreements in 2012 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 33.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on perpetual license arrangements that include a right to unspecified future products. Subscription revenue does not include revenue from our Pega Cloud offerings. The timing of scheduled payments under customer arrangements determines the amount of revenue that can be recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter.

(Dollars in thousands)	Year Ended December 31,		Increase
	2011	2010
Maintenance revenue
Maintenance	$117,110	$83,878	$33,232	40%

The increase in maintenance revenue was primarily due the continued increase in the aggregate value of the installed base of our software and a full year of maintenance revenue attributed to license arrangements executed by Chordiant prior to the acquisition.

(Dollars in thousands)	Year Ended December 31,				Increase
	2011		2010
Professional services revenue
Consulting services	$153,919	96%	$126,283	95%	$27,636	22%
Training	6,839	4%	6,599	5%	240	4%

Total Professional services	$160,758	100%	$132,882	100%	$27,876	21%

Professional services are primarily consulting services related to new license implementations. The increase in consulting services revenue was primarily due to higher demand for these services as a result of the significant increase in the number of license arrangements executed in the fourth quarter of 2010 and in 2011.

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2011	2010
Gross Profit
Software license	$132,114	$115,536	$16,578	14%
Maintenance	104,033	72,837	31,196	43%
Professional services	15,730	19,492	(3,762)	(19)%

Total gross profit	$251,877	$207,865	$44,012	21%

Total gross profit percent	60%	62%
Software license gross profit percent	95%	96%
Maintenance gross profit percent	89%	87%
Professional services gross profit percent	10%	15%

The decrease in software license gross profit percent was primarily due to the full year of amortization expense in 2011 for the technology intangibles we acquired as part of the Chordiant acquisition in April 2010.

The increase in maintenance gross profit percent was primarily due to the increase in maintenance revenue.

During 2010, we continued to hire professional services employees to support our growth and expand our expertise across various industries. The decrease in professional services gross profit percent was primarily due to lower utilization as a result of an increased number of newly hired personnel that required training before they could be assigned to customer projects. It was also due to the participation of an increased number of existing professional services personnel in expert training programs. These advanced training programs are part of our strategy to increase the pool of expertly trained professional services personnel to fulfill increased demand for these services. The lower utilization was partially offset by an increase in our overall realization rates in 2011 compared to 2010.

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2011	2010
Amortization of intangibles:
Cost of software license	$6,284	$4,231	$2,053	49%
Selling and marketing	4,928	3,285	1,643	50%
General and administrative	103	185	(82)	(44)%

	$11,315	$7,701	$3,614	47%

The increase in amortization expense was due to a full year of amortization in 2011 associated with $88 million of intangible assets we acquired as part of the Chordiant acquisition in April 2010. The decrease in amortization expense included in general and administrative expense was due to the Chordiant trade name intangible asset being fully amortized in 2011.

Operating expenses

(Dollars in thousands)	Year Ended December 31,		Increase
	2011	2010
Selling and marketing
Selling and marketing	$147,457	$116,230	$31,227	27%
As a percent of total revenue	35%	35%
Selling and marketing headcount	464	377	87	23%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

We continue to increase sales headcount to target new accounts in new and existing industries and across expanded geographies and to create additional sales capacity for future periods. The increase in selling and marketing expenses was primarily due to a $15.1 million increase in compensation and benefit expenses associated with higher headcount, a $7.6 million increase in commissions expense associated with the record value of license arrangements executed in 2011, a $1.6 million increase in amortization expense related to the acquired Chordiant customer related intangibles, a $2.1 million increase in partner commissions expenses, a $1.7 million increase in travel expenses, and a $1.2 million increase in sales and marketing program expenses, including our PegaWORLD user conference.

(Dollars in thousands)	Year Ended December 31,		Increase
	2011	2010
Research and development
Research and development	$65,308	$55,193	$10,115	18%
As a percent of total revenue	16%	16%
Research and development headcount	523	397	126	32%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects growth in our Indian research facility. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses was primarily due to an $8.9 million increase in compensation and benefit expenses associated with higher headcount, a $2.1 million increase in rent expense, partially offset by a $2.5 million decrease in engineering contractor expenses. We plan to continue investing in our research and development in 2012 in order to make it easier and faster for our customers to create applications using our software.

(Dollars in thousands)	Year Ended December 31,		Increase
	2011	2010
General and administrative
General and administrative	$28,198	$25,034	$3,164	13%
As a percent of total revenue	7%	7%
General and administrative headcount	216	180	36	20%

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

The increase in general and administrative expenses was primarily due to a $1.1 million increase in compensation and benefit expenses associated with higher headcount and a $1.8 million increase in accounting fees and tax consulting and legal fees primarily related to the expansion of our international operations.

As a result of our lease arrangement for our new office headquarters, we expect to cease use of our current offices in the second half of 2012. Accordingly, in June 2011, we revised the remaining useful lives of certain leasehold improvements and furniture and fixtures and recorded incremental depreciation expense of approximately $0.9 million during 2011. We recorded approximately $1.9 million of rent expense under the new lease arrangement during 2011. We recorded approximately $0.8 million of this rent and depreciation in cost of services and approximately $2 million in operating expenses.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include direct and incremental costs associated with an impending or completed acquisition. During 2011, the $0.5 million of acquisition-related costs were primarily legal fees associated with litigation assumed from our acquisition of Chordiant. During 2010, the $5.9 million of acquisition-related costs consisted of approximately $3.1 million of due diligence costs and advisory and legal transaction fees, approximately $0.8 million of valuation and tax consulting fees, approximately $1.6 million of legal costs associated with acquired litigation, and approximately $0.4 million of integration and other expenses related to our acquisition of Chordiant.

Restructuring costs

Restructuring costs included approximately $6.5 million of severance and related benefit costs recognized during the second and third quarters of 2010 for the reduction of personnel within redundant roles as a result of our integration of Chordiant.

In connection with our evaluation of our combined facilities, we ceased use of space within a redundant facility during the fourth quarter of 2010 and recorded approximately $1.6 million of restructuring expenses, consisting of future lease payments and demising costs, net of estimated sublease income for this space. During the first quarter of 2011, we incurred an additional $0.1 million of exit costs related to this space and as a result of signing a sublease for this space during the third quarter of 2011, we revised our estimate of exit costs and recorded a $0.2 million reduction of restructuring costs.

Stock-based compensation

We recognize stock-based compensation expense associated with equity awards in our consolidated statements of operations based on the fair value of these awards at the date of grant.

(Dollars in thousands)	Year Ended December 31,		Increase
	2011	2010
Stock-based compensation:
Cost of services	$2,737	$1,825	$912	50%
Operating expenses	6,291	4,920	1,371	28%

Total stock-based compensation before tax	9,028	6,745	$2,283	34%

Income tax benefit	(2,854)	(2,185)

The increase in stock-based compensation expense was primarily due to the higher headcount and the related expense associated with the December 2010 periodic grant and 2011 new hire stock-based grants. See Note 15 “Stock-Based Compensation” in the notes to the accompanying audited consolidated financial statements for further information on our stock-based awards.

Non-operating income and (expenses), net

(Dollars in thousands)	Year Ended December 31,		Change
	2011	2010
Foreign currency transaction loss	$(935)	$(5,569)	$4,634	n/m
Interest income, net	398	1,138	(740)	(65)%
Other income, net	856	814	42	5%

	$319	$(3,617)	$3,936	n/m

n/m – not meaningful

We hold foreign currency denominated accounts receivable and cash in our U.S. operating company where the functional currency is the U.S. dollar. As a result, these receivables and cash are subject to foreign currency transaction gains and losses when there are changes in exchange rates between the U.S. dollar and foreign currencies. The fluctuations in foreign currency transaction gains and losses were primarily due to the changes in the value of the British pound and Euro relative to the U.S. dollar during 2011 and 2010.

Beginning in the second quarter of 2011, we have entered into forward foreign currency contracts to manage our exposure to changes in foreign currency exchange rates affecting the foreign currency denominated accounts receivable and cash held by our U.S. operating company. We have not designated these forward foreign currency contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other income, net. The fluctuations in the value of these forward foreign currency contracts recorded in other income, net, partially offset in net income the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S.

operating company recorded in foreign currency transaction (loss) gain. During 2011, the total change in the fair value of our forward foreign currency contracts recorded in other income, net, was a net gain of $0.8 million. The impact on net income of the gains recorded on the forward foreign currency contracts and the foreign currency transaction losses recorded on the remeasurement and settlement of the foreign currency denominated assets, was a net loss of approximately $1.2 million for the year ended December 31, 2011. This net loss was primarily due to the timing of settlement of intercompany balances and foreign currency denominated cash held as of the end of the period, for which we did not have forward currency contracts.

The decrease in interest income was primarily due to lower yields earned and a lower weighted-average value of marketable securities held throughout the year ended December 31, 2011 compared to the same period in 2010.

Provision (benefit) for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes.

The provision (benefit) for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During 2011 and 2010, we recorded a $0.7 million provision and a $0.3 million benefit, respectively, which resulted in an effective tax rate of 6.5% and (4.9%), respectively

Our effective income tax rate for 2011 was below the statutory federal income tax rate due to a $2.5 million reduction in unrecognized tax benefits and a corresponding reduction in income tax expense related to uncertain tax positions of prior years for which the statute of limitations expired, a $1.5 million benefit related to the current period domestic production activities and a $0.6 million benefit related to tax credits from our continued investment in research and development activities. These benefits were partially offset by a $0.3 million increase in our valuation allowances and $0.6 million of permanent differences related to nondeductible meals.

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

As of December 31, 2011, unrecognized tax benefits totaled approximately $25.3 million, of which $18.2 million, if recognized, would decrease our effective tax rate. However, approximately $11.1 million of these unrecognized tax benefits relate to acquired net operating losses (“NOLs”) and research tax credits, which if recognized, would be subject to limitations on use. We expect that the changes in the unrecognized benefits within the next twelve months will be approximately $0.2 million and would reduce our effective tax rate.

2010 Compared to 2009

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2010	2009
Total revenue	$336,599	$264,013	$72,586	27%
Gross profit	207,865	173,076	34,789	20%
Acquisition-related costs	5,924	—	5,924	n/m
Restructuring costs	8,064	—	8,064	n/m
Other operating expenses	196,457	131,257	65,200	50%
Total operating expenses	210,445	131,257	79,188	60%
(Loss) income before (benefit) provision for income taxes	(6,197)	47,415	(53,612)	(113)%

n/m – not meaningful

We continued to experience demand for our software solutions and related services in 2010, which we believe was due to the strong value proposition, short implementation period, and variety of licensing models we offer our customers.

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

License revenue was primarily due to new license arrangements executed in the period. Through the first three quarters of 2010, the aggregate value of new license arrangements executed was lower compared to the same periods in 2009. However, we executed a record aggregate value of new license arrangements during the fourth quarter of 2010, and as a result, the aggregate value of new license arrangements executed for the year exceeded that of 2009. Consistent with our strategy to focus on follow-on sales to our targeted customers, approximately 75% of the aggregate value of new license arrangements executed during 2010 was from existing customers.

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

Gross profit percent for maintenance and professional services during 2010 were relatively unchanged compared to 2009.

(Dollars in thousands)	Year Ended December 31,		Increase
	2010	2009
Amortization of intangibles:
Cost of software license	$4,231	$121	$4,110	n/m
Selling and marketing	3,285	—	3,285	n/m
General and administrative	185	20	165	n/m

	$7,701	$141	$7,560	n/m

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

The increase in headcount reflected growth in our Indian research facility as well as new employees from the Chordiant acquisition. The increase in offshore headcount lowered our average compensation expense per employee.

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

The general and administrative expenses during 2010 included $1.1 million of compensation and benefit expenses for Chordiant employees who were in transitional roles that ended by the end of the third quarter of 2010.

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

The increase in stock-based compensation expense in 2010 compared to 2009 was primarily due to an increase in the number of employees electing to receive 50% of their corporate incentive compensation plan (“CICP”) in RSUs and in the number of new hire stock-based grants. As of December 31, 2010, we had approximately $9.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to the unvested portion of our equity awards that is expected to be recognized over a weighted-average period of approximately 2.3 years. See Note 15 “Stock-Based Compensation” in the notes to the accompanying audited consolidated financial statements for further information on our stock-based awards.

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

As of December 31, 2010, unrecognized tax benefits totaled approximately $20.3 million, all of which if recognized, would decrease our effective tax rate. However, approximately $11.1 million of these unrecognized tax benefits relate to acquired NOLs and research tax credits, which if recognized, would be subject to limitations on use. We expected that the changes in the unrecognized benefits within the next twelve months would be approximately $2 million and would reduce our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Year Ended December 31,
	2011	2010	2009
Cash provided by (used in):
Operating activities	$39,815	$18,414	$49,581
Investing activities	(45,388)	6,841	(18,163)
Financing activities	(6,312)	(13,251)	(5,049)
Effect of exchange rate on cash	1,111	(4,734)	1,401

Net (decrease) increase in cash and cash equivalents	$(10,774)	$7,270	$27,770

	As of December 31,
	2011	2010	2009

Total cash, cash equivalents, and marketable securities	$111,432	$87,251	$202,653

We have funded our operations primarily from cash provided by operations and we expect to continue funding our operations in this manner in 2012.

The increase in cash, cash equivalents, and marketable securities in 2011 compared to 2010 was primarily due to $39.8 million of cash provided by operations partially offset by $11.1 million of repurchases of our common stock. The decrease in cash, cash equivalents, and marketable securities in 2010 compared to 2009 was primarily due to our acquisition of Chordiant, for which we paid $109.2 million in cash, net of approximately $47.6 million of cash acquired. Working capital was $89.7 million as of December 31, 2011 compared to $73.6 million as of December 31, 2010.

On June 29, 2011, we entered into a lease arrangement for our new office headquarters in Cambridge, Massachusetts commencing on July 1, 2011 and terminating on December 31, 2023, subject to our option to extend for two additional five-year periods. We will continue to pay our monthly rent under the lease for our current offices in Cambridge, Massachusetts, through the remaining term of that lease, which is scheduled to expire on May 31, 2013. The new lease arrangement provides us with a rent-free period for the remaining term of the current lease, for the same amount of space covered by the current lease. The future rental payments due under the new lease arrangement total $75.8 million. We invested approximately $4.6 million in 2011 and we expect to invest approximately $10.9 million in the first half of 2012 for furniture, fixtures, IT equipment, and leasehold improvements for our new office headquarters.

We paid approximately $3.8 million in severance and related benefit costs and lease payments in 2011 in connection with our restructuring. The remaining $1 million in severance and related benefit costs and lease payments will be paid by the end of 2013.

We believe that our current cash, cash equivalents, marketable securities, and cash from operations in 2011 will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. Approximately $26.4 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The $21.4 million increase in cash provided by operating activities in 2011 compared to 2010 was primarily due to the increase in our net income and the $14.6 million increase in deferred revenue, partially offset by the $18.5 million increase in accounts receivable resulting from the increase and timing of billings, and revenue recognition. The $31.2 million decrease in cash provided by operating activities in 2010 compared to 2009 was primarily due to the decrease in our net income and the $23.4 million increase in accounts receivable.

Future Cash Receipts from License Arrangements

Total contractual future cash receipts due from our existing license agreements was approximately $209.9 million as of December 31, 2011 compared to $123.7 million as of December 31, 2010. The future cash receipts due as of December 31, 2011 are summarized as follows:

As of December 31, (in thousands)	Contractual payments for term licenses not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
2012	$37,741	$22,590	$60,331
2013	36,701	6,681	43,382
2014	33,737	8,319	42,056
2015	29,511	4,601	34,112
2016 and thereafter	23,737	6,256	29,993

Total	$161,427	$48,447	$209,874

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash (used in) provided by investing activities

During 2011, cash used in investing activities was primarily for purchases of marketable debt securities for $57.2 million, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $21.7 million. We also invested $9.8 million in property and equipment, primarily leasehold improvements, computer equipment and furniture and fixtures for our U.S. and UK offices.

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

During 2009, cash used in investing activities was primarily for purchases of marketable debt securities for $79.4 million, partially offset by the proceeds received from the sales, maturities and called marketable debt securities of $67.3 million.

Cash used in financing activities

Net cash used in financing activities during 2011, 2010, and 2009, was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase up to $86.3 million of our common stock. As of December 31, 2011, approximately $65.9 million has been repurchased, approximately $13.9 million remains available for repurchase and approximately $6.4 million expired. Purchases under these programs have been made on the open market.

Common stock repurchases

The following table is a summary of our repurchase activity under all of our stock repurchase programs during 2011, 2010, and 2009:

(Dollars in thousands)	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$13,237		$15,779		$12,862
Authorizations		5,590		5,750		15,000
Repurchases paid	137,429	(4,815)	294,059	(8,272)	673,066	(11,947)
Repurchases unsettled	1,688	(49)	538	(20)	3,898	(136)

Authorized dollars remaining as of December 31,		$13,963		$13,237		$15,779

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock options exercised and RSUs vested. During 2011 and 2010, equity holders net settled their equity awards representing the right to purchase a total of 704,000 and 889,000 shares, respectively, of which only 426,000 and 493,000 shares respectively, were issued. The balance of the shares was surrendered to us to pay for the exercise price and the applicable taxes. During 2011 and 2010, instead of receiving cash from these equity holders, we withheld shares with a value of $6.2 million and $7.0 million, respectively, for payment of taxes, and $4.3 million and $6.7 million, respectively, for payment of the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during 2011, 2010, and 2009.

Dividends

We declared a cash dividend of $0.12 per share for each of the years ended December 31, 2011, 2010, and 2009, and paid cash dividends of $4.5 million, $4.4 million, and $4.3 million, in 2011, 2010, and 2009, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual obligations

As of December 31, 2011, we had material purchase obligations for customer support and consulting services and payments under operating leases. Our lease arrangement for our new office headquarters expires in 2023, subject to our option to extend for two additional five-year periods. We also lease space for our other offices under non-cancelable operating leases that expire at various dates through 2020.

As of December 31, 2011, our known contractual obligations, including future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total	2012	2013 & 2014	2015 & 2016	2017 & Thereafter	Other
Purchase obligations (1)	$1,683	$1,683	$—	$—	$—	$—
Liability for uncertain tax positions (2)	9,468	—	—	—	—	9,468
Operating lease obligations (3)	100,794	10,802	18,570	16,755	54,667	—

Total	$111,945	$12,485	$18,570	$16,755	$54,667	$9,468

(1)	Represents the fixed or minimum amounts due under purchase obligations for customer support and consulting services.

(2)	As of December 31, 2011, our recorded liability for uncertain tax positions was approximately $9.5 million. We are unable to reasonably estimate the timing of the cash outflow due to uncertainties in the timing of the effective settlement of tax positions.

(3)	Includes deferred rent of approximately $1.4 million included in accrued expenses and approximately $3.3 million in other long-term liabilities in the accompanying audited consolidated balance sheet as of December 31, 2011.

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

Revenue recognition

Our revenue is derived primarily from software licenses, maintenance fees related to our software licenses, and professional services. Our license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements, including professional consulting services, training, and software maintenance services.

Software revenue recognition requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. The amount of arrangement consideration allocated to undelivered elements is based on the VSOE of fair value for those elements and recognized as those elements are delivered. Any remaining portion of the total arrangement fee is allocated to the software license, the first delivered element. Revenue is recognized for each element when all of the revenue recognition criteria have been met.

Changes in the mix of the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.

Before we can recognize revenue, the following four basic criteria must be met:

• Persuasive evidence of an arrangement—As evidence of the existence of an arrangement, we use a contract signed by the customer for software licenses and a statement of work for professional services. In the event the customer is a reseller we ensure a binding agreement exists between the reseller and end user of the software.

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

Until 2005, the majority of our term license arrangements were larger agreements with extended payment terms that did not typically result in follow-on license agreements. We have a history of successfully collecting payments under the original payment terms for these arrangements, therefore, we recognized the present value of the future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition had been met. A portion of the license fees payable under these agreements (equal to the difference between the total license payments and the discounted present value of those payments) was initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. We no longer utilize this business model for software license transactions. As of December 31, 2011, the remaining balance of these installment receivables totaled approximately $1.3 million.

Subscription revenue primarily consists of license, maintenance and bundled services revenue recognized on our license arrangements that include a right to unspecified future products, which is recognized ratably over the term of the subscription period.

Maintenance revenues

First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is deferred and recognized ratably over the term of the support period, which is generally one year and subject to annual renewals. Perpetual license maintenance obligations are based on separately stated renewal rates in the arrangement that are substantive and therefore represent VSOE of fair value. Term license arrangements include separately stated maintenance fees and we use separate sales to determine VSOE of fair value.

Professional services revenues

Our professional services revenue is comprised of fees for consulting services, including software implementation, training, reimbursable expenses and sales of our Pega Cloud as-a-platform offering (“Pega Cloud”). Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Revenue from “stand-alone” training services and consulting services under time and materials contracts is recognized as services are performed. We have VSOE of fair value for our training services and consulting services under time and materials contracts in North America and Europe, other than Spain.

Consulting services may be provided on a fixed-price basis. We do not have VSOE of fair value for fixed-price services or time and materials services in certain geographical regions. When these services are part of a multiple element arrangement, and the services are not essential to the functionality of the software, and when services, including maintenance, are the only undelivered element, we recognize the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. Revenue from fixed-price services that are not bundled with a software license is generally recognized ratably during the service period, which is typically less than four months.

Revenue from stand-alone sales of Pega Cloud is recognized ratably over the term of the service. When implementation services are sold together with our Pega Cloud offering and these services have stand-alone value to the customer, we account for these services separately from our Pega Cloud offering. Since these multiple-element arrangements are not software license sales, we apply a selling price hierarchy. Under the selling price hierarchy, third-party evidence of selling price (“TPE”) will be considered if VSOE does not exist, and estimated selling price (“ESP”) will be used if neither VSOE nor TPE is available. Generally, we are not able to determine TPE as our sales strategy is customized to the needs of our customers and our products or services are dissimilar to comparable products or services in the marketplace. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an ESP for a service that is not sold separately by considering company-specific factors such as geographies, competitive landscape, and pricing practices used to establish bundled pricing and discounting.

Warranties and Indemnification

We warrant to our customers that our software products will conform to documented specifications for a limited period. We have not experienced significant claims related to software warranties beyond the scope of maintenance support, which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2011, we had not experienced any material losses related to these indemnification obligations and no material claims were outstanding. See Note 13 “Commitments and

Contingencies” in the accompanying notes to the audited consolidated financial statements for a discussion of the settlement of claims assumed in the acquisition of Chordiant related to certain software that was sold by Chordiant.

Deferred revenue

Deferred software license revenue typically results from customer billings for which all of the criteria to recognize revenue have not been met. Deferred maintenance revenue represents software license updates and product support contracts that are typically billed in advance and are recognized ratably over the support periods. Deferred professional services revenue represents advanced billings for consulting and training services that are recognized as the services are performed.

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

Goodwill and Intangible Assets Impairment

Goodwill represents the residual purchase price paid in a business combination after all identified assets and liabilities have been recorded. Goodwill is not amortized, but prior to the Company’s adoption of the Financial Accounting Standards Board “FASB” Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2011-08”), was tested annually in the fourth quarter for impairment or between annual tests if indicators of potential impairment exist. We adopted ASU 2011-08 in the fourth quarter of 2011, performed our qualitative assessment and concluded it was not more likely than not that the fair value of our single reporting unit was less than its carrying value. In 2010 and 2009, we compared the carrying value of our reporting unit to its fair value. Had the fair value of the reporting unit been less than its carrying amount, we would have determined the implied fair value of the goodwill and evaluated it for impairment.

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

Valuation of Acquired Intangible Assets

In connection with our acquisition of Chordiant, we recorded $88 million of intangible assets, relating principally to customer related intangible assets and acquired technology. The valuation process used to calculate the values assigned to these acquired intangible assets was complex and involved significant estimation relative to our financial projections. The principal component of the valuation process was the determination of discounted future cash flows, which was based on a number of estimates and assumptions. There was inherent uncertainty involved with this estimation process. The estimates and assumptions that are most sensitive include, but are not limited to:

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

We determined that we may utilize approximately $150.8 million of acquired Chordiant federal and foreign net operating losses (“NOLs”), of which approximately $127.2 million remained available as of December 31, 2011. The acquired federal NOLs are subject to annual limitations through 2029. As a result of the purchase price allocation, we recorded deferred tax assets of approximately $52.3 million related to these acquired NOLs. If our taxable income is not consistent with our expectations or the timing of income is not within the applicable carryforward period, we may be required to establish a valuation allowance on all or a portion of these deferred tax assets.

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

See Note 16 “Income Taxes” in the notes to the accompanying audited consolidated financial statements for further information.

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

See Note 15 “Stock-Based Compensation” in the notes to the accompanying audited consolidated financial statements for further information.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates and interest rates.

Foreign currency exposure

We derived approximately 48%, 41%, and 34%, of our total revenue from sales to customers based outside of the U.S. in 2011, 2010, and 2009, respectively. Our international license and professional services sales have increasingly become denominated in foreign currencies. However, the operating expenses of our foreign operations are also primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Beginning in the second quarter of 2011, we have entered into forward foreign currency contracts to manage our exposure to changes in foreign currency exchange rates affecting foreign currency denominated accounts receivable and cash held by our U.S. operating company.

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

During 2011, we entered into and settled forward foreign currency contracts to sell 28.5 million Euros and 19.5 million British pounds and to receive $71.4 million. As of December 31, 2011, we did not have any forward foreign currency contracts outstanding. During 2011, the total change in the fair value of our forward foreign currency contracts recorded in other income, net, was a net gain of $0.8 million.

The impact on net income of the gains recorded on the forward foreign currency contracts, which is included in other income, net, in the accompanying consolidated statements of operations, and the foreign currency transaction losses recorded on the remeasurement and settlement of the foreign currency denominated assets, which is included in foreign currency transaction (loss) gain in the accompanying consolidated statements of operations, was a net loss of approximately $1.2 million for the year ended December 31, 2011. This net loss was primarily due to timing of settlement of intercompany balances and foreign currency denominated cash held as of the end of the period, for which we did not have forward currency contracts.

Interest rate exposure

As of December 31, 2011, we had $51.1 million of marketable debt securities, which consisted of government sponsored enterprise bonds, corporate bonds, and municipal bonds. Due to the overall short-term remaining maturities of our marketable debt securities, our interest rate exposure is not significant. As of December 31, 2011, a 200 basis point increase in market interest rates would have reduced the fair value of our fixed rate marketable debt securities by approximately $1.2 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pegasystems Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 29, 2012

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$60,353	$71,127
Marketable securities	51,079	16,124

Total cash, cash equivalents, and marketable securities	111,432	87,251
Trade accounts receivable, net of allowance of $926 and $1,159	98,293	79,896
Deferred income taxes	9,826	4,770
Income taxes receivable	7,545	9,266
Other current assets	4,865	7,473

Total current assets	231,961	188,656
Property and equipment, net	14,458	11,010
Long-term deferred income taxes	43,286	33,769
Long-term other assets	2,186	2,905
Intangible assets, net	69,369	80,684
Goodwill	20,451	20,451

Total assets	$381,711	$337,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,899	$6,286
Accrued expenses	18,336	24,736
Accrued compensation and related expenses	39,170	27,125
Deferred revenue	73,840	56,903

Total current liabilities	142,245	115,050
Income taxes payable	9,547	5,783
Long-term deferred revenue	15,367	17,751
Other long-term liabilities	5,796	3,221

Total liabilities	172,955	141,805

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 70,000 shares authorized; 37,712 shares and 37,250 shares issued and outstanding	377	372
Additional paid-in capital	129,701	122,607
Retained earnings	77,029	71,431
Accumulated other comprehensive income:
Net unrealized gain (loss) on available-for-sale marketable securities	57	(36)
Foreign currency translation adjustments	1,592	1,296

Total stockholders’ equity	208,756	195,670

Total liabilities and stockholders’ equity	$381,711	$337,475

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenue:
Software license	$138,807	$119,839	$115,934
Maintenance	117,110	83,878	50,099
Professional services	160,758	132,882	97,980

Total revenue	416,675	336,599	264,013

Cost of revenue:
Cost of software license	6,693	4,303	121
Cost of maintenance	13,077	11,041	6,203
Cost of professional services	145,028	113,390	84,613

Total cost of revenue	164,798	128,734	90,937

Gross profit	251,877	207,865	173,076

Selling and marketing	147,457	116,230	74,378
Research and development	65,308	55,193	38,862
General and administrative	28,198	25,034	18,017
Acquisition-related costs	482	5,924	—
Restructuring costs	(62)	8,064	—

Total operating expenses	241,383	210,445	131,257

Income (loss) from operations	10,494	(2,580)	41,819
Foreign currency transaction (loss) gain	(935)	(5,569)	2,083
Interest income, net	398	1,138	3,491
Other income, net	856	814	22

Income (loss) before provision (benefit) for income taxes	10,813	(6,197)	47,415
Provision (benefit) for income taxes	705	(306)	15,203

Net income (loss)	$10,108	$(5,891)	$32,212

Net earnings (loss) per share
Basic	$0.27	$(0.16)	$0.89

Diluted	$0.26	$(0.16)	$0.85

Weighted-average number of common shares outstanding
Basic	37,496	37,031	36,208
Diluted	39,404	37,031	38,113
Cash dividends declared per share	$0.12	$0.12	$0.12

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2008	35,810	$358	$117,926	$53,935	$895	$173,114
Repurchase of common stock	(677)	(7)	(12,076)			(12,083)
Issuance of common stock for share-based compensation plans	1,645	17	(4,140)	—	—	(4,123)
Issuance of stock under Employee Stock Purchase Plan	15	—	335	—	—	335
Exercise of common stock warrants	7	—	—	—	—	—
Issuance of stock awards	18	—	454			454
Stock-based compensation expense	—	—	4,219	—	—	4,219
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $740	—	—	14,671	—	—	14,671
Cash dividends declared ($0.12 per share)	—	—	—	(4,371)	—	(4,371)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	1,314	1,314
Net unrealized holding gain on investments available-for-sale, net of tax of $45	—	—	—		(523)	(523)

Net income	—	—	—	32,212	—	32,212

Total comprehensive income						$33,003

Balance at December 31, 2009	36,818	$368	$121,389	$81,776	$1,686	$205,219
Repurchase of common stock	(295)	(3)	(8,289)			(8,292)
Issuance of common stock for share-based compensation plans	690	7	(4,720)	—	—	(4,713)
Issuance of stock under Employee Stock Purchase Plan	22	—	595	—	—	595
Issuance of stock awards	15	—	420	—	—	420
Stock-based compensation expense			6,325			6,325
Value of stock options issued for acquisition of Chordiant	—	—	3,519	—	—	3,519
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $351	—	—	3,368			3,368
Cash dividends declared ($0.12 per share)	—	—	—	(4,454)	—	(4,454)
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	149	149
Unrealized loss on securities:
Net unrealized holding loss on investments available-for-sale, net of tax of $19	—	—	—	—	(338)	(338)
Less: reclassifications adjustment for gains included in net loss, net of tax of $5	—	—	—	—	(237)	(237)
Net loss	—	—	—	(5,891)	—	(5,891)

Total comprehensive loss						$(6,317)

Balance at December 31, 2010	37,250	$372	$122,607	$71,431	$1,260	$195,670
Repurchase of common stock	(139)	(1)	(4,863)			(4,864)
Issuance of common stock for share-based compensation plans	575	6	(4,293)	—	—	(4,287)
Issuance of stock under Employee Stock Purchase Plan	18	—	647	—	—	647
Issuance of stock awards	8	—	350	—	—	350
Stock-based compensation expense		—	8,678	—	—	8,678
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $83	—	—	6,575	—	—	6,575
Cash dividends declared ($0.12 per share)	—	—	—	(4,510)	—	(4,510)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	296	296
Unrealized gain on securities:
Net unrealized holding gain on investments available-for-sale, net of tax of $5	—	—	—	—	93	93
Net income	—	—	—	10,108	—	10,108

Total comprehensive income						$10,497

Balance at December 31, 2011	37,712	$377	$129,701	$77,029	$1,649	$208,756

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$10,108	$(5,891)	$32,212
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(6,658)	(3,719)	(15,411)
Deferred income taxes	(15,269)	(1,574)	1,413
Depreciation and amortization	17,073	10,838	2,801
Amortization of investments	849	994	3,910
Stock-based compensation expense	9,028	6,745	4,673
Foreign currency transaction loss	977	4,753	—
Other	58	(95)	113
Change in operating assets and liabilities:
Trade accounts receivable	(18,504)	(23,365)	6,021
Income taxes receivable and other current assets	10,519	(1,217)	(4,544)
Accounts payable and accrued expenses	9,041	4,515	16,311
Deferred revenue	14,595	23,927	639
Other long-term assets and liabilities	7,998	2,503	1,443

Cash provided by operating activities	39,815	18,414	49,581

Investing activities:
Purchases of marketable securities	(57,249)	(73,619)	(79,447)
Proceeds from maturities and called marketable securities	20,648	34,426	67,327
Sale of marketable securities	1,048	161,260	—
Payments for 2010 acquisition, net of cash acquired	—	(109,228)	—
Contingent consideration paid for a 2008 acquisition	—	(250)	—
Investment in property and equipment	(9,835)	(5,748)	(6,043)

Cash provided by (used in) investing activities	(45,388)	6,841	(18,163)

Financing activities:
Issuance of common stock for share-based compensation plans	2,622	2,863	4,808
Excess tax benefits from exercise or vesting of equity awards	6,658	3,719	15,411
Dividend payments to shareholders	(4,495)	(4,441)	(4,346)
Common stock repurchases for tax withholdings for net settlement of equity awards	(6,262)	(6,984)	(8,596)
Common stock repurchases under share repurchase programs	(4,835)	(8,408)	(12,326)

Cash used in financing activities	(6,312)	(13,251)	(5,049)

Effect of exchange rate on cash and cash equivalents	1,111	(4,734)	1,401

Net (decrease) increase in cash and cash equivalents	(10,774)	7,270	27,770
Cash and cash equivalents, beginning of year	71,127	63,857	36,087

Cash and cash equivalents, end of year	$60,353	$71,127	$63,857

Supplemental disclosures:
Income taxes paid	$2,566	$1,582	$7,024
Non-cash investing and financing activity:
Dividends payable	$1,132	$1,118	$1,105

See notes to consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

On June 29, 2011, the Company entered into a lease arrangement for its new office headquarters in Cambridge, Massachusetts. The Company expects to cease the use of its current offices in Cambridge, Massachusetts, in the second half of 2012 and abandon certain leasehold improvements and furniture and fixtures. Accordingly, in June 2011 the Company revised the remaining useful lives of these fixed assets and recorded incremental depreciation expense of approximately $0.9 million during the year ended December 31, 2011, as a result of this change in estimate. The Company expects to record approximately $0.4 million of additional depreciation expense per quarter through mid-2012. See Note 13 “Commitments and Contingencies” for further discussion of the new lease terms and its impact on the financial statements.

(c) Principles of consolidation

The consolidated financial statements include Pegasystems Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

(d) Purchase price adjustments and reclassifications

During the first quarter of 2011, the Company recorded adjustments to the purchase price allocation of its acquisition of Chordiant. As required by applicable business combination accounting rules, these adjustments were applied retrospectively. Therefore, other current assets, long-term other assets, goodwill, accrued expenses, and deferred tax assets have been revised as of December 31, 2010 to reflect these adjustments. These revisions did not have any impact on the Company’s previously reported results of operations or cash flows. See Note 9 “Acquisition, Goodwill, and Other Intangible Assets” for further discussion of these adjustments.

The Company combined certain captions within the consolidated balance sheet, consolidated statements of operations and consolidated statements of cash flows to conform to the current period presentation. The combining of these captions did not have any impact on total assets, total liabilities, net income (loss), total cash provided by operating activities or total cash used in investing activities.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue recognition

The Company’s revenue is derived primarily from software licenses, maintenance fees related to the Company’s software licenses, and professional services. The Company’s license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements, including professional consulting services, training, and software maintenance services.

Software revenue recognition requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. The amount of arrangement consideration allocated to undelivered elements is based on the VSOE of fair value for those elements and recognized as those elements are delivered. Any remaining portion of the total arrangement fee is allocated to the software license, the first delivered element. Before we can recognize revenue, the following four basic criteria must be met:

•

Persuasive evidence of an arrangement—As evidence of the existence of an arrangement, we use a contract signed by the customer for software licenses and maintenance, and a statement of work for professional services. In the event the customer is a reseller the Company ensures a binding agreement exists between the reseller and end user of the software.

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

Until 2005, the majority of the Company’s term license arrangements were larger agreements with extended payment terms that did not typically result in follow-on license agreements. The Company has a history of successfully collecting payments under the original payment terms for these arrangements, therefore, the

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recognized the present value of the future term license payments upon customer acceptance, provided that no significant obligations or contingencies exist related to the software, other than maintenance support, and provided all other criteria for revenue recognition had been met. A portion of the license fees payable under these agreements (equal to the difference between the total license payments and the discounted present value of those payments) was initially deferred and recognized as installment receivable interest income (and is not part of total revenue) over the license term. The Company no longer utilizes this business model for software license transactions. As of December 31, 2011, the remaining balance of these installment receivables totaled approximately $1.3 million.

Subscription revenue primarily consists of license, maintenance, and bundled services revenue recognized on our license arrangements that include a right to unspecified future products, which is recognized ratably over the term of the subscription period.

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

Professional services revenues

The Company’s professional services revenue is comprised of fees for training, consulting services including software implementation, reimbursable expenses, and sales of its Pega Cloud as-a-platform offering (“Pega Cloud”). Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Revenue from “stand-alone” training services and consulting services under time and materials contracts is recognized as services are performed. The Company has VSOE of fair value for our training services and consulting services under time and materials contracts in North America and Europe, other than Spain.

Consulting services may be provided on a fixed-price basis. The Company does not have VSOE of fair value for fixed-price services or time and materials services in certain geographical regions. When these services are part of a multiple element arrangement, and the services are not essential to the functionality of the software, and when services including maintenance, are the only undelivered element, the Company recognizes the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. Revenue from fixed-price services that are not bundled with a software license is generally recognized ratably during the service period, which is typically less than four months.

Revenue from stand-alone sales of Pega Cloud is recognized ratably over the term of the service. When implementation services are sold together with the Company’s Pega Cloud offering and these services have stand-alone value to the customer, the Company accounts for these services separately from its Pega Cloud offering. Since these multiple-element arrangements are not software license sales, the Company applies a selling price hierarchy. Under the selling price hierarchy, third-party evidence of selling price (“TPE”) will be considered if VSOE does not exist, and estimated selling price (“ESP”) will be used if neither VSOE nor TPE is available. Generally, the Company is not able to determine TPE as its sales strategy is customized to the needs of its customers and the Company’s products and services are dissimilar to comparable products or services in the

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketplace. In determining ESP, the Company applies significant judgment as it weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at an ESP for a service that is not sold separately by considering company-specific factors such as geographies, competitive landscape, and pricing practices used to establish bundled pricing and discounting.

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

The Company’s agreements with customers generally require it to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2011, the Company had not experienced any material losses related to these indemnification obligations and no material claims were outstanding. See Note 13 “Commitments and Contingencies” for a discussion of the settlement of claims assumed in the acquisition of Chordiant related to certain software that was sold by Chordiant.

Deferred revenue

Deferred software license revenue typically results from contractual billings for which all of the criteria to recognize revenue have not been met. Deferred maintenance revenue represents software license updates and product support contracts that are typically billed in advance and are recognized ratably over the support periods. Deferred professional services revenue represents advanced billings for consulting and training services that are recognized as the services are performed.

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

(b) Fair value of financial instruments

The principal financial instruments held by the Company consist of cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying value of these instruments approximates their fair value due to their short maturities. See Note 4 “Marketable Securities” and Note 6 “Fair Value Measurements” for further discussion of financial instruments that are carried at fair value on a recurring basis.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Derivative instruments

The Company uses forward foreign currency contracts to manage its exposures to changes in foreign currency exchange rates associated with its foreign currency denominated accounts receivable and cash. The forward foreign currency contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other income net, in its consolidated statement of operations. The fluctuations in the value of these forward foreign currency contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company, thus partly mitigating the volatility. Generally, the Company enters into forward foreign currency contracts with terms of 60 days or less.

(d) Property and equipment

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

The Company capitalizes and amortizes certain direct costs associated with computer software developed or purchased for internal use. The Company amortizes capitalized software costs generally over three to five years commencing on the date the software is placed into service. During 2011, the Company did not capitalize any costs for computer software developed for internal use. During 2010 and 2009, the Company capitalized $0.7 million and $0.5 million of computer software costs related to the Company’s implementation of an accounting system for internal use.

(e) Goodwill

Goodwill represents the residual purchase price paid in a business combination after all identified assets and liabilities have been recorded. Goodwill is not amortized, but prior to the Company’s adoption of the Financial Accounting Standards Board “FASB” Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2011-08”), was tested annually in the fourth quarter for impairment or between annual tests if indicators of potential impairment exist. The Company adopted ASU 2011-08 in the fourth quarter of 2011, performed its assessment and concluded it was not more likely than not that the fair value of its single reporting unit was less than its carrying value. In 2010 and 2009, the Company compared the carrying value of the reporting unit to its fair value. Had the reporting unit’s carrying value exceeded its fair value, the Company would have recorded an impairment loss to the extent that the carrying value of goodwill exceeded its implied fair value. The Company performed its annual impairment evaluations in 2010 and 2009 and determined that goodwill was not impaired.

(f) Intangible Assets

All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful life. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If impairment exists, the Company calculates the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows. The Company has not recorded any impairment in 2011, 2010, or 2009.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g) Research and development and software costs

Research and development costs are expensed as incurred. Capitalization of computer software developed for resale begins upon the establishment of technological feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date as technological feasibility is established within a short timeframe from the software’s general availability and, as a result, no costs were capitalized during 2011, 2010, or 2009.

(h) Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with equity awards based on the fair value of these awards at the grant date. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and is adjusted each period for anticipated forfeitures. The Company recognizes stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant. See Note 15 “Stock-based Compensation” for discussion of the Company’s key assumptions included in determining the fair value of its equity awards at grant date.

(i) Acquisition-related costs

Acquisition-related costs are expensed as incurred and include direct and incremental costs associated with an impending or completed acquisition. During 2011, the $0.5 million of acquisition-related costs were primarily legal fees associated with litigation assumed in our acquisition of Chordiant Software, Inc. (“Chordiant”). During 2010, the $5.9 million of acquisition-related costs consisted of approximately $3.1 million of due diligence costs and advisory and legal transaction fees, approximately $0.8 million of valuation and tax consulting fees, $1.6 million of legal costs associated with the assumed litigation, and $0.4 million of integration and other expenses related to Chordiant. See Note 9 “Acquisition, Goodwill and Intangibles” for further discussion of the acquisition.

(j) Restructuring costs

Restructuring costs include severance and related benefit costs for the reduction of personnel during the second and third quarter of 2010 related to the Chordiant acquisition. They also include future lease payments and demising costs, net of estimated sublease income, for the elimination of space within one facility. See Note 12 “Accrued Restructuring Costs” for further detail.

(k) Foreign currency translation

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

(l) Accounting for Income Taxes

The Company recognizes deferred tax assets and liabilities due to temporary differences between the book and tax bases of recorded assets and liabilities. Future realization of the Company’s deferred tax assets ultimately

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depends on the existence of sufficient taxable income within the available carryback or carryforward periods. Sources of taxable income include future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback years, and tax planning strategies. The Company records a valuation allowance to reduce its deferred tax assets to an amount it believes is more-likely-than-not to be realized. Changes in the valuation allowance impacts income tax expense in the period of adjustment. The Company’s deferred tax valuation allowance requires significant judgment and uncertainties, including assumptions about future taxable income that are based on historical and projected information. The Company recognizes excess tax benefits when they are realized, through a reduction in income taxes payable using the with and without stock option method.

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

As a global company, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries and nexus and tax credit estimates. In addition, the calculation of acquired tax attributes and the associated limitations are complex. See Note 16 “Income Taxes” for further information.

3.	NEW ACCOUNTING PRONOUNCEMENTS

Disclosures About Offsetting Assets and Liabilities: In December 2011, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures About Offsetting Assets and Liabilities” , which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. This ASU is effective for the Company on January 1, 2013 with retrospective application required. The adoption of this standard will not impact the Company’s financial position or results of operations as this accounting standard only requires enhanced disclosure.

Testing Goodwill for Impairment: In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2011-08”), which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company elected to adopt the provisions of this ASU early as allowed by the FASB. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”), and in December 2011 issued ASU No. 2011-12,

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (Topic 220 (“ASU 2011-12”). These standards (1) eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) require the consecutive presentation of the statement of net income and other comprehensive income; and (3) require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in these ASUs do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which is the Company’s fiscal year 2012. The adoption of this standard will not impact the Company’s financial position or results of operations as this accounting standard only requires enhanced disclosure.

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

4.	MARKETABLE SECURITIES

(in thousands)	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$27,968	74	(2)	$28,040
Corporate bonds	15,058	16	(34)	15,040
Government sponsored enterprise bonds	8,001	2	(4)	7,999

Marketable securities	$51,027	92	(40)	$51,079

(in thousands)	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Government sponsored enterprise bonds	$5,601	1	(9)	$5,593
Corporate bonds	5,468	—	(49)	5,419
Commercial paper	2,999	—	(1)	2,998
Municipal bonds	2,114	—	—	2,114

Marketable securities	$16,182	1	(59)	$16,124

The Company considers debt securities with maturities of three months or less when purchased, to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, remaining maturities of marketable debt securities ranged from February 2012 to November 2014, with a weighted-average remaining maturity of approximately 14 months.

5.	DERIVATIVE INSTRUMENTS

Beginning in the second quarter of 2011, the Company uses forward foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated accounts receivable and cash. The U.S. operating company invoices most of its foreign customers in foreign currencies, which results in cash and receivables held at the end of the reporting period denominated in these foreign currencies. Since the U.S. operating company’s functional currency is the U.S. dollar, the Company recognizes a foreign currency transaction gain or (loss) on the foreign currency denominated cash and accounts receivable held by the U.S. operating company in its consolidated statements of operations when there are changes in the foreign currency exchange rates versus the U.S. dollar. The Company is primarily exposed to changes in the value of the Euro and British pound relative to the U.S. dollar. The forward foreign currency contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other income, net, in its consolidated statement of operations. However, the fluctuations in the value of these forward foreign currency contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company, thus partly mitigating the volatility. Generally, the Company enters into forward foreign currency contracts with terms of 60 days or less.

During 2011, the Company entered into and settled forward foreign currency contracts to sell 28.5 million Euros and 19.5 million British pounds and to receive $71.4 million. As of December 31, 2011, the Company did not have any forward foreign currency contracts outstanding. During 2011, the change in the fair value of the Company’s forward foreign currency contracts recorded in other income, net, was a net gain of $0.8 million.

6.	FAIR VALUE MEASUREMENTS

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,067	$3,067	$—

Marketable securities:
Municipal bonds	$28,040	$6,110	$21,930
Corporate bonds	15,040	15,040	—
Government sponsored enterprise bonds	7,999	2,001	5,998

Total marketable securities	$51,079	$23,151	$27,928

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$14,342	$14,342	$—

Marketable securities:
Government sponsored enterprise bonds	$5,593	$—	$5,593
Corporate bonds	5,419	5,419	—
Commercial paper	2,998	—	2,998
Municipal bonds	2,114	—	2,114

Total marketable securities	$16,124	$5,419	$10,705

Assets Measured at Fair Value on a Nonrecurring Basis

Assets not recorded at fair value on a recurring basis, such as property and equipment, and intangible assets are recognized at fair value when they are impaired. During 2011, 2010, and 2009, the Company did not recognize any nonrecurring fair value measurements from impairments. The Company recorded assets acquired and liabilities assumed related to its acquisition of Chordiant at fair value as described in Note 9 “Acquisition, Goodwill, and Other Intangible Assets.”

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Unbilled trade accounts receivable relate to services earned under time and material arrangements, maintenance and license arrangements that had not been invoiced as of December 31, 2011 and December 31, 2010, respectively.

(in thousands)	December 31, 2011	December 31, 2010
Trade accounts receivable	$77,123	$65,373
Unbilled accounts receivable	22,096	15,682

Total accounts receivable	99,219	81,055

Allowance for sales credit memos	(895)	(1,027)
Allowance for doubtful accounts	(31)	(132)

Total allowance	(926)	(1,159)

	$98,293	$79,896

The Company records an allowance for estimates of potential sales credit memos when the related revenue is recorded and reviews this allowance periodically. The following reflects the activity of the allowance for sales credit memos for each of three years ended December 31:

(in thousands)	2011	2010	2009
Balance at beginning of year	$1,027	$540	$1,125
Provision for credit memos	2,877	3,050	2,600
Credit memos issued	(3,009)	(2,563)	(3,185)

	$895	$1,027	$540

8.	PROPERTY AND EQUIPMENT

(in thousands)	December 31, 2011	December 31, 2010
Leasehold improvements	$12,778	$7,242
Computer equipment	8,951	8,550
Furniture and fixtures	3,495	2,736
Computer software purchased	3,186	3,079
Computer software developed for internal use	721	721
Fixed assets in progress	451	626

	29,582	22,954
Less: accumulated depreciation and amortization	(15,124)	(11,944)

Property and equipment, net	$14,458	$11,010

Depreciation and amortization expense was approximately $6.1 million, $4.3 million, and $2.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	ACQUISITION, GOODWILL, AND OTHER INTANGIBLE ASSETS

Chordiant Acquisition

On April 21, 2010, the Company acquired all of the outstanding shares of common stock of Chordiant, a leading provider of customer relationship management (“CRM”) software and services with a focus on improving customer experiences through decision technology. The aggregate purchase price for Chordiant was approximately $160.3 million, consisting of $156.8 million in cash and the issuance of stock options with a fair value of $3.5 million. The Company issued approximately 241,000 stock options as replacement of outstanding Chordiant stock options at the acquisition date. The majority of the fair value of these stock options was recorded as purchase price based on the portion of the awards related to pre-combination services. The compensation expense associated with the portion of the replacement awards related to post-combination services totaled $0.2 million and was recognized as compensation expense over the remaining service period. The Company has expensed all transaction costs, as described in Note 2 “Significant Accounting Policies.” These costs were included in acquisition-related costs in the accompanying consolidated statement of operations. The operations of Chordiant were included in the Company’s operating results from the date of acquisition.

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

During the first quarter of 2011, the Company recorded adjustments to the purchase price allocation to reflect the Company’s final determination of other accrued liabilities, acquired tax assets and uncertain tax liabilities. As a result of this determination, the Company recorded a $1.8 million decrease to other accrued liabilities, a $0.4 million increase to net deferred tax assets, and a corresponding $2.2 million decrease to goodwill. These purchase price adjustments were also reflected retrospectively as of December 31, 2010 in the accompanying consolidated balance sheet as required by the business combination accounting rules.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 and 2010, as a result of the final purchase price allocation, the Company had approximately $18.1 million of goodwill, which was primarily due to the expected synergies of the combined entities and the workforce in place. The goodwill created by the transaction is nondeductible for tax purposes. A summary of the final purchase price allocation for the acquisition of Chordiant was as follows:

(in thousands)
Total purchase consideration:
Cash	$156,832
Stock options	3,519

Total purchase consideration	$160,351

Allocation of the purchase consideration:
Cash	$47,604
Accounts receivable, net of allowance	14,231
Other assets	2,659
Property and equipment	753
Deferred tax assets, net	26,927
Identifiable intangible assets	88,049
Goodwill	18,060
Accounts payable	(5,303)
Accrued liabilities	(12,053)
Deferred maintenance revenue	(17,863)
Long-term liabilities	(2,713)

Net assets acquired	$160,351

The valuation of the assumed deferred maintenance revenue was based on the Company’s contractual commitment to provide post-contract customer support to Chordiant customers. The fair value of this assumed liability was based on the estimated cost plus a reasonable margin to fulfill these service obligations. The majority of the deferred revenue was recognized in the 12 months following the acquisition.

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired customer related intangible assets, technology and trade name. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions took into consideration the Company’s estimates of contract renewal, technology attrition and revenue growth projections.

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

	Pro Forma Year Ended December 31,
	2010	2009
Revenue	$355,433	$323,478
Net (loss) income	(21,890)	5,490
Net (loss) income per basic share	$(0.59)	$0.15

Net (loss) income per diluted share	$(0.59)	$0.14

Goodwill and Intangibles

As discussed in Note 18 “Geographic Information and Major Customers”, the Company operates in one operating segment, business process solutions. The Company has one reporting unit, the fair value of which is evaluated annually to determine whether goodwill is impaired.

The following table presents the changes in the carrying amount of goodwill:

(in thousands)	2011	Recasted 2010 (1)
Balance as of January 1,	$20,451	$2,391
Goodwill acquired during the year	—	20,227
Purchase price adjustments to goodwill retrospectively applied	—	(2,167)

Balance as of December 31,	$20,451	$20,451

(1)	The purchase price adjustments related to the Chordiant acquisition identified during the first quarter of 2011 were retrospectively applied as of December 31, 2010.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from four to nine years. The technology designs and non-compete agreements are being amortized over their estimated useful lives of four and five years, respectively.

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2011
Customer related intangibles	$44,355	$(8,214)	$36,141
Technology	43,446	(10,269)	33,177
Trade name	248	(248)	—
Technology designs	490	(463)	27
Non-compete agreements	100	(76)	24
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(20,670)	$69,369

As of December 31, 2010
Customer related intangibles	$44,355	$(3,286)	$41,069
Technology	43,446	(4,108)	39,338
Trade name	248	(165)	83
Technology designs	490	(340)	150
Non-compete agreements	100	(56)	44
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(9,355)	$80,684

For the years ended December 31, 2011, 2010 and 2009, amortization expense of acquired intangibles was reflected in the Company’s consolidated statements of operations as follows:

(in thousands)	2011	2010	2009
Amortization expense:
Cost of software license	$6,284	$4,231	$121
Selling and marketing	4,928	3,285	—
General and administrative	103	185	20

Total amortization expense	$11,315	$7,701	$141

As of December 31, 2011, future estimated amortization expense is as follows:

(in thousands)	Future estimated amortization expense
2012	$11,137
2013	11,095
2014	9,489
2015	8,688
2016	8,688
2017 and thereafter	20,272

$69,369

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	ACCRUED EXPENSES

(in thousands)	December 31, 2011	December 31, 2010
Other taxes	$2,759	$2,971
Restructuring	626	3,671
Professional fees	1,146	1,615
Income taxes	1,954	1,201
Professional services partners fees	120	1,498
Short-term deferred rent	1,428	1,272
Self-insurance health and dental claims	1,931	1,635
Dividends payable	1,132	1,118
Employee reimbursable expenses	897	575
Other	6,343	9,180

	$18,336	$24,736

11.	DEFERRED REVENUE

(in thousands)	December 31, 2011	December 31, 2010
Software license	$15,005	$7,617
Maintenance	50,916	43,594
Professional services and other	7,919	5,692

Current deferred revenue	73,840	56,903

Software license	13,532	15,833
Maintenance and professional services	1,835	1,918

Long-term deferred revenue	15,367	17,751

	$89,207	$74,654

Deferred maintenance revenue includes the fair value of maintenance obligations assumed in our acquisition of Chordiant. See Note 9 “Acquisition, Goodwill, and Intangibles” for further discussion of the acquired assets and assumed liabilities from the acquisition.

12.	ACCRUED RESTRUCTURING COSTS

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

In connection with the Company’s evaluation of its combined facilities, the Company approved a plan to eliminate space within one facility. The Company ceased use of this space during the fourth quarter of 2010 and recognized $1.6 million of restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for this space. The lease expires at the end of 2013. During the first quarter of 2011, the Company incurred an additional $0.1 million of exit costs related to the elimination of this space. During third quarter of 2011, as a result of signing a sublease for the vacated space, the Company revised its estimate of exit costs and recorded a $0.2 million reduction of expense.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring activity during 2011 and 2010 is as follows:

(in thousands)	Personnel	Facilities	Total
Balance as of April 21, 2010	$—	$—	$—
Restructuring costs	6,501	1,563	8,064
Cash payments	(3,749)	(69)	(3,818)
Other (1)	—	623	623

Balance as of December 31, 2010	$2,752	$2,117	$4,869

Restructuring costs	—	(62)	(62)
Cash payments	(2,509)	(1,255)	(3,764)

Balance as of December 31, 2011	$243	$800	$1,043

(1) Reflects the liability initially recorded for the acquired above market operating lease terms at acquisition, which was subsequently restructured.

(in thousands)	As of December 31, 2011	As of December 31, 2010
Reported as:
Accrued expenses	$626	$3,671
Other long-term liabilities	417	1,198

	$1,043	$4,869

13.	COMMITMENTS AND CONTINGENCIES

Commitments

On June 29, 2011, the Company entered into a lease arrangement for the Company’s new office headquarters in Cambridge, Massachusetts. The lease arrangement commenced on July 1, 2011 and terminates on December 31, 2023, subject to the Company’s option to extend for two additional five-year periods. The Company’s lease for its existing offices in Cambridge, Massachusetts is scheduled to expire on May 31, 2013. While the Company will continue to pay its monthly rent through the remaining term of the existing lease, the Company expects to recognize lease exit costs for the remaining lease payments when it ceases use of this space, which is expected to occur in the second half of 2012. The new lease arrangement provides the Company with a rent-free period for the remaining term of the existing lease, for the same amount of space covered by the existing lease. The future rental payments due under the new lease total $75.8 million. The Company also leases space for its other offices under non-cancelable operating leases that expire at various dates through 2020.

As of December 31, 2011, the Company’s future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

(in thousands) For the calendar year	Operating Leases
2012	$10,802
2013	9,875
2014	8,695
2015	8,369
2016	8,386
2017 & Thereafter	54,667

$100,794

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases and landlord tenant allowances. In connection with the Company’s lease for its new office headquarters, the Company has a landlord tenant allowance totaling approximately $8.4 million. The excess of expense over current payments is recorded as deferred rent and included in accrued expenses and other long-term liabilities. As of December 31, 2011, deferred rent of approximately $1.4 million was included in accrued expenses and approximately $5.1 million was included in other long-term liabilities in the accompanying consolidated balance sheet. Total rent expense under operating leases was approximately $11.4 million, $8.8 million and $5.3 million for the years ended December 31, 2011, December 31, 2010 and 2009, respectively.

As of December 31, 2011, the Company did not have any unconditional purchase obligations.

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

14.	STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. The Board of Directors has the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. The Company had not issued any shares of preferred stock through December 31, 2011.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Common stock

The Company has 70,000,000 authorized shares of common stock, $0.01 par value per share, of which 37,712,068 shares were issued and outstanding at December 31, 2011.

Since 2004, the Company’s Board of Directors has approved stock repurchase programs that have authorized the Company to repurchase in the aggregate up to $86.3 million of its common stock. Purchases under these programs have been made on the open market.

The following table is a summary of the Company’s repurchase activity under all of the Company’s repurchase programs for the years ended December 31:

(Dollars in thousands)	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$13,237		$15,779		$12,862
Authorizations		5,590		5,750		15,000
Repurchases paid	137,429	(4,815)	294,059	(8,272)	673,066	(11,947)
Repurchases unsettled	1,688	(49)	538	(20)	3,898	(136)

Authorized dollars remaining as of December 31,		$13,963		$13,237		$15,779

(c) Dividends

On May 30, 2006, the Company’s Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. Accordingly, the Company declared $0.12 per share, for the years ended December 31, 2011, 2010 and 2009, and paid cash dividends of $4.5 million, $4.4 million, and $4.3 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

(d) Warrants summary

In August 2009, the Company issued 7,264 shares of its common stock in connection with the exercise of warrants originally issued as part of the consideration for its acquisition of 1mind in 2002. These warrants were exercised by former stockholders of 1mind. As of December 31, 2011, there were outstanding warrants to purchase 3,567 shares of the Company’s common stock with an exercise price of $0.85 per share. These warrants expire in 2012.

15.	STOCK-BASED COMPENSATION

The majority of the Company’s stock-based compensation arrangements vest over either a four or five year vesting schedule and the Company’s stock options have a ten-year term. The Company recognizes stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant.

The Company periodically grants stock options and restricted stock units (“RSUs”) for a fixed number of shares to employees and non-employee Directors. The exercise price for stock options is greater than or equal to the fair market value of the shares at the grant date. RSUs deliver to the recipient a right to receive a specified number of shares of the Company’s common stock upon vesting. Unlike stock options, there is no cost to the employee at share issuance. The Company values its RSUs at the fair value of its common stock on the grant

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date, which is the closing price of its common stock on the grant date, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period. Upon vesting of the RSUs, the Company withholds shares of common stock in an amount sufficient to cover the minimum statutory tax withholding obligations and issues shares of its common stock for the remaining amount.

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

Share-Based Compensation Plans:

(a) 1994 Long-term Incentive Plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (as amended in 2003, the “1994 Plan”) to provide employees, Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. As of December 31, 2011, options to purchase an aggregate of approximately 200,000 shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

(b) 1996 Non-Employee Director Stock Option Plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provided for the grant to non-employee Directors of the Company of options to purchase shares of its common stock. All shares authorized for issue under this plan have been awarded. Beginning in July 2006, in lieu of granting fully vested options, the Company grants shares of its common stock to its non-employee directors under the 2004 Long-term Incentive Plan, as described below. As of December 31, 2011, options to purchase an aggregate of approximately 70,000 shares of common stock were outstanding under the Director Plan.

(c) Amended and Restated 2004 Long-Term Incentive Plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase rights and other stock-based awards. In July 2011, the Company’s stockholders approved the Pegasystems Inc. Amended and Restated 2004 Long-term Incentive Plan (the “Restated 2004 Plan”), which provided for an additional 5,000,000 authorized shares available for grant under the plan and extended the term of the plan to 2021. Beginning in June 2006, each member of the Company’s Board of Directors (except the Company’s Chairman and Chief Executive Officer) is entitled to receive on an annual basis a number of shares of common stock, which as of March 2010 was equal to $70,000, divided by the fair market value of its common stock on the grant date. As of December 31, 2011, approximately 2,952,000 shares were subject to outstanding options and stock-based awards under the Restated 2004 Plan.

(d) 2006 Employee Stock Purchase Plan

In 2006, the Company adopted a 2006 Employee Stock Purchase Plan (the “2006 ESPP”) pursuant to which the Company’s employees are entitled to purchase up to an aggregate of 500,000 shares of common stock at a price equal to 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as the Company’s Board of Directors may establish from time to time. Until the Company’s Board of Directors determines otherwise, the Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. As a result, the 2006 Stock Purchase Plan is non-compensatory and is tax qualified. Therefore, as of December 31, 2011, no compensation expense related to shares issued under the plan had been recognized. As of December 31, 2011, approximately 97,000 shares had been issued thereunder.

Shares reserved

As of December 31, 2011, there were approximately 6,014,000 shares remaining for issuance for future equity grants under the Company’s stock plans, consisting of approximately 5,611,000 shares under the Restated 2004 Plan and approximately 403,000 shares under the 2006 ESPP. There were no shares available for future equity grants under the 1994 Plan or the Director Plan.

Equity grants, assumptions and activity

During 2011, the Company issued approximately 593,000 shares to its employees under the Company’s share-based compensation plans and approximately 8,000 shares to the non-employee members of its Board of Directors.

The following table presents the stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31:

(in thousands)	2011	2010	2009
Stock-based compensation expense:
Cost of services	$2,737	$1,825	$1,096
Operating expenses	6,291	4,920	3,577

Total stock-based compensation before tax	9,028	6,745	4,673
Income tax benefit	(2,854)	(2,185)	(1,688)

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes option valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the option, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The amount of stock-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the Company recognizes the actual expense over the vesting period only for the shares that vest. The weighted-average grant-date fair value for stock options granted in 2011, 2010, and 2009 was $11.91, $12.22, and $10.15, respectively.

The weighted-average assumptions used in the Black-Scholes option valuation model are as follows for the years ended December 31:

	2011	2010	2009
Expected volatility (1)	45%	41%	41%
Expected term in years (2)	5.1	5.1	6.1
Risk-free interest rate (3)	1.18%	1.65%	2.52%
Expected annual dividend yield (4)	0.58%	0.71%	0.81%

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.

(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.

(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.

(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumptions used for options granted during the applicable period. The expected annual dividend is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

The Company elected to adopt the alternative transition method (“short cut method”) in calculating their historical pool of windfall tax benefits in regards to its share-based compensation.

The following table summarizes the combined stock option activity under the Company’s stock option plans for the years ended December 31, 2011:

	Shares (in thousands)	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of January 1, 2011	3,003	$12.54
Granted	342	31.10
Exercised	(669)	9.33
Forfeited/Cancelled	(144)	15.63

Options outstanding as of December 31, 2011	2,532	$15.46

Vested and expected to vest as of December 31, 2011	2,279	$14.48	5.13	$35,513

Exercisable as of December 31, 2011	1,727	$10.66	4.06	$32,829

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2011, 2010, and 2009 was $19.4 million, $23.8 million, and $42.8 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2011 is based on the difference between the closing price of the Company’s stock of $29.40 on December 30, 2011 and the exercise price of the applicable stock options.

As of December 31, 2011, the Company had unrecognized stock-based compensation expense related to the unvested portion of stock options of approximately $3.6 million that is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

RSUs

The weighted-average grant-date fair value for RSUs granted in 2011, 2010, and 2009 was $30.87, $33.90, and $27.29, respectively. The following table summarizes the combined RSU activity for periodic grants and the CICP under the Restated 2004 Plan for the year ended December 31, 2011:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested at January 1, 2011	570	$26.45
Granted	365	30.87
Vested	(187)	25.87
Forfeited	(58)	28.27

Nonvested at December 31, 2011	690	$28.82	$20,383

Expected to vest at December 31, 2011	498	$29.20	$14,631

The RSUs associated with periodic grants vest over five years with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years. Approximately 47,000 RSUs granted in connection with the 2011 CICP are expected to vest 100% in March 2012.

The fair value of RSUs vested in 2011, 2010, and 2009 was $6.4 million, $4.5 million, and $3.0 million, respectively. The aggregate intrinsic value of RSUs outstanding and expected to vest as of December 31, 2011 is based on the closing price of the Company’s stock of $29.40 on December 30, 2011.

As of December 31, 2011, the Company had approximately $9.6 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

16. INCOME TAXES

The components of income (loss) before provision (benefit) for income taxes are as follows for the years ended December 31:

(in thousands)	2011	2010	2009
Domestic	$1,862	$(13,695)	$42,513
Foreign	8,951	7,498	4,902

Total	$10,813	$(6,197)	$47,415

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

(in thousands)	2011	2010	2009
Current:
Federal	$11,698	$(376)	$10,784
State	1,775	292	1,442
Foreign	2,501	1,352	1,564

Total current provision	15,974	1,268	13,790

Deferred:
Federal	(13,978)	(4,622)	899
State	(2,204)	2,486	671
Foreign	913	562	(157)

Total deferred (benefit) provision	(15,269)	(1,574)	1,413

Total provision (benefit)	$705	$(306)	$15,203

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Valuation allowance	3.0	(37.2)	0.5
Transaction costs	—	(10.7)	—
State income taxes, net of federal benefit and tax credits	(4.6)	7.8	1.8
Permanent differences	5.4	(7.8)	0.8
Domestic production activities	(13.6)	—	(1.8)
Federal research and experimentation credits	(5.3)	5.5	(0.4)
Tax effects of foreign activities	1.7	14.1	(1.1)
Tax-exempt income	(0.3)	1.8	(1.8)
Provision to return adjustments	2.5	1.7	0.1
Non-deductible compensation	3.0	(2.2)	—
Tax exposure reserve	(19.7)	0.2	(1.7)
Other	(0.6)	(3.3)	0.7

Effective income tax rate	6.5%	4.9%	32.1%

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the tax attributes and tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets and liabilities are as follows:

(in thousands)	2011	Recasted 2010 (1)
Deferred tax assets:
Net operating loss carryforwards	$62,918	$63,805
Accruals and reserves	14,951	9,103
Software revenue	7,024	1,332
Depreciation	3,635	2,652
Tax credit carryforwards	3,964	4,991
Other	5	67

Total deferred tax assets	92,497	81,950
Less valuation allowances	(13,057)	(12,739)

Net deferred tax assets	$79,440	$69,211

Deferred tax liabilities:
Software revenue	$—	$(429)
Intangibles	(26,328)	(30,243)

Total deferred tax liabilities	(26,328)	(30,672)

Net deferred income taxes	$53,112	$38,539

Reported as:
Current deferred tax asset	$9,826	$4,770
Long-term deferred income tax assets	43,286	33,769

Total deferred income taxes	$53,112	$38,539

(1)	The purchase price adjustments related to the Chordiant acquisition identified during the first quarter of 2011 were retrospectively applied as of December 31, 2010. See Note 9 “Acquisition, Goodwill, and Other Intangible Assets” for further discussion of these adjustments.

In 2010, the Company recognized approximately $174 million of federal net operating losses (“NOLs”) and approximately $6 million of foreign NOLs from the Chordiant acquisition. The Company determined that it may utilize approximately $150.8 million of acquired Chordiant federal and foreign NOLs after application of applicable tax limitations impacting the annual use of the NOLs. A valuation allowance is recorded on the deferred tax assets in excess of the NOL that is recoverable as a result of these limitations. The Company also recorded approximately $2.5 million of deferred tax assets related to acquired Chordiant state NOLs.

As of December 31, 2011, the Company had approximately $154 million of federal NOLs, of which $125 million are available for use subject to annual limitations through 2029, and $2.2 million of foreign NOLs that have an unlimited carryover period. In 2011, the Company adjusted in purchase accounting the amount of deferred tax asset it had for state NOLs by approximately $0.8 million. As of December 31, 2011 the Company has $1.5 million of deferred tax asset related to state NOLs.

The Company records a valuation allowance for deferred tax assets when it is more-likely-than-not that the Company will not realize the entire benefit of the assets. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information. The $0.3 million increase in the valuation allowance in 2011 relates to a valuation allowance recorded against certain

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

state tax credits generated during the year and certain capital losses that the Company will not be able to utilize. The $14.4 million increase in the valuation allowance during 2010 primarily related to a $12 million valuation allowance recorded against acquired Chordiant federal and state NOLs, which the Company determined it will not be able to utilize due to various statutory limitations. In addition, the consolidation of Chordiant’s operations had a significant impact on the Company’s consolidated state apportionment factors, which reduced the Company’s ability to realize state research credits. As a result of this change, the Company recorded a $2.3 million valuation allowance against state research credits in 2010.

As of December 31, 2011, the Company had available $6.6 million of state tax research and experimentation (“R&E”) credits and $0.3 million of investment tax credits expiring in the years 2013 through 2026.

Our India subsidiary is a development center in an area designated as a Special Economic Zone (“SEZ”), and is entitled to a tax holiday in India. The tax holiday reduces or eliminates income tax in that country and expires in 2022. For the years ended December 31, 2011, 2010, and 2009, the effect of the income tax holiday was to reduce the overall income tax provision by approximately $0.3 million, $0.4 million, and $0.2 million, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $31.3 million as of December 31, 2011. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2011	2010	2009
Balance as of January 1,	$20,266	$4,442	$6,201
Additions based on tax positions related to the current year	7,231	54	128
Additions for tax positions of prior years	3	16	50
Additions for acquired uncertain tax benefits	—	16,670	—
Reductions for tax positions of prior years	(2,188)	(916)	(1,937)

Balance as of December 31,	$25,312	$20,266	$4,442

As of December 31, 2011, the Company had approximately $25.3 million of total unrecognized tax benefits, of which $18.2 million would decrease the Company’s effective tax rate if recognized. However, approximately $11.1 million of these unrecognized tax benefits relate to acquired NOLs and research tax credits, which are subject to limitations on use. The Company expects that the changes in the unrecognized benefits within the next twelve months will be approximately $0.2 million, which would reduce the Company’s effective tax rate if realized.

For the years ended December 31, 2011 and 2009, the Company recognized a reduction of interest expense of approximately $0.4 million and $0.5 million, respectively. For the year ended December 31, 2010, the Company recognized interest expense of approximately $44,000. For the years ended December 31, 2011, 2010, and 2009, the Company did not recognize any significant penalties. As of December 31, 2011 and 2010, the Company had accrued approximately $0.6 million and $1.4 million, respectively, for interest and penalties.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state, or local, or foreign income tax examinations by tax authorities for the years before 2008. With few exceptions, the statute of limitations remains open in all other jurisdictions for the tax years 2008 to the present.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, warrants and RSUs, using the treasury stock method and the average market price of our common stock during the applicable period. Certain shares related to some of our outstanding stock options, warrants, and RSUs were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Basic
Net income (loss)	$10,108	$(5,891)	$32,212

Weighted-average common shares outstanding	37,496	37,031	36,208

Net earnings (loss) per share, basic	$0.27	$(0.16)	$0.89

Diluted
Net income (loss)	$10,108	$(5,891)	$32,212

Weighted-average common shares outstanding	37,496	37,031	36,208
Weighted-average effect of dilutive securities:
Stock options	1,609	—	1,297
RSUs	296	—	601
Warrants	3	—	7

Effect of assumed exercise of stock options, warrants and RSUs	1,908	—	1,905

Weighted-average common shares outstanding, assuming dilution	39,404	37,031	38,113

Net earnings (loss) per share, diluted	$0.26	$(0.16)	$0.85

Outstanding options, warrants and RSUs excluded as impact would be antidilutive	32	3,779	362

18.	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses its software solutions and provides professional services, maintenance, and training related to its software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services—software that provides business process solutions in the enterprise applications market. The Company’s CODM is its Chief Executive Officer. To assess performance, the Company’s CODM primarily reviews financial information on a consolidated basis. Therefore, the Company has determined it operates in one segment—business process solutions.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s international revenue is from sales to customers based outside of the U.S. The Company derived its operating revenue from the following geographic areas for the years ended December 31:

(Dollars in thousands)	2011		2010		2009
U.S.	$216,365	52%	$200,183	59%	$174,976	66%
United Kingdom	94,338	23%	59,571	18%	46,416	18%
Europe, other	64,197	15%	42,530	13%	27,127	10%
Other	41,775	10%	34,315	10%	15,494	6%

	$416,675	100%	$336,599	100%	$264,013	100%

Long-lived assets related to the Company’s U.S. and international operations as of December 31 were as follows:

(Dollars in thousands)	2011		2010
U.S.	$9,624	67%	$8,616	78%
India	2,391	16%	2,120	19%
International, other	2,443	17%	274	3%

	$14,458	100%	$11,010	100%

There were no customers accounting for more than 10% of the Company’s total revenue in 2011, 2010, and 2009 or trade receivables, net, as of December 31, 2010. There was one customer that accounted for more than 10% of the Company’s trade receivables, net, as of December 31, 2011, as listed below. The Company’s financial services, healthcare and insurance customers as a group represent a significant amount of the Company’s revenues and receivables. However, the Company determined this concentration did not have a material impact on its allowances for doubtful accounts and sales credit memos as of December 31, 2011.

(Dollars in thousands)	2011	2010
Trade receivables, net of allowances	$98,293	$79,896
Customer A	14%	—

Marketable securities are another financial instrument that potentially subject the Company to a concentration of credit risk. See Note 4 “Marketable Securities” and Note 6 “Fair Value Measurements” for further discussion.

19. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution retirement plan for qualifying employees pursuant to which the Company makes discretionary matching profit sharing contributions. Company contributions under the plan totaled approximately $2.5 million in 2011, approximately $2.0 million in 2010, and $1.6 million in 2009. In addition, the Company has defined contribution plans for qualifying international employees and contributions expensed under those plans totaled approximately $2.1 million in 2011, $1.2 million in 2010, and approximately $1.0 million in 2009.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2011
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$102,360	$103,518	$95,503	$115,294
Gross profit	62,344	63,121	53,692	72,720
Income (loss) from operations	5,564	3,234	(2,008)	3,704
Income (loss) before provision (benefit) for income taxes	6,694	3,331	(2,451)	3,239
Net income (loss)	4,731	2,273	4,959	(1,855)
Net earnings (loss) per share, basic	$0.13	$0.06	$0.13	$(0.05)

Net earnings (loss) per share, diluted	$0.12	$0.06	$0.13	$(0.05)

	2010
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$75,084	$82,246	$90,016	$89,253
Gross profit	48,648	50,986	55,026	53,205
Income (loss) from operations	8,562	(9,140)	1,943	(3,945)
Income (loss) before provision (benefit) for income taxes	6,294	(11,510)	4,208	(5,189)
Net income (loss)	3,851	(8,188)	3,139	(4,693)
Net earnings (loss) per share, basic and diluted	$0.10	$(0.22)	$0.08	$(0.13)

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2011. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control—Integrated Framework issued by the COSO.

Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the internal control over financial reporting of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 29, 2012

(c) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this Item is contained in our proxy statement for our 2012 annual stockholders meeting (the “2012 proxy statement”) under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2012 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 407 (c) (3), 407(d) (4), and 407(d) (5) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our Board of Directors and procedures of security holders to recommend nominees to our Board of Directors is contained in the 2012 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

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

EXECUTIVE OFFICERS

The names of our executive officers and certain information about them are set forth below as of February 1, 2012:

Alan Trefler, age 55, a founder of Pegasystems, serves as Chief Executive Officer and Chairman and has been a Director since we organized in 1983. Prior to 1983, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in Economics and Computer Science from Dartmouth College.

Craig Dynes, age 56, joined Pegasystems in September 2006 as Chief Financial Officer and Senior Vice President. Mr. Dynes also served as the Company’s principal accounting officer from November 2007 until May 2008. From 2004 to 2006, Mr. Dynes served as Chief Financial Officer at Demandware, a venture-backed enterprise software firm. From 2003 to 2004, Mr. Dynes served as President and CEO of Narad Networks, a manufacturer of equipment for the cable television industry. From 1997 to 2002, Mr. Dynes served as Chief Financial Officer of SilverStream Software, Inc., an application development software company. Prior to SilverStream, Mr. Dynes held senior financial positions at Sybase Inc. and Powersoft Corp. Mr. Dynes is a graduate of the Richard Ivey School of Business Administration, the University of Western Ontario and is a Canadian Chartered Accountant.

Efstathios Kouninis, age 50, joined Pegasystems in April 2008 as Vice President of Finance. In May 2008, the Board of Directors appointed Mr. Kouninis as the Company’s Chief Accounting Officer. From February 2006 to April 2008, Mr. Kouninis served as Chief Financial Officer and Treasurer of Tasker Products Corporation, a publicly traded manufacturer of antimicrobial chemicals. From November 2004 to February 2006, Mr. Kouninis served on the Staff of the Division of Corporation Finance of the U. S. Securities and Exchange Commission. Mr. Kouninis holds a Post Baccalaureate in Accounting, a M.S. in taxation from Bentley College, and a B.S. from the University of Massachusetts.

Douglas Kra, age 49, joined Pegasystems in November 2004 as Vice President of Global Services. From 2002 to 2004, Mr. Kra served as Vice President at eLoyalty Corp., a consulting company specializing in customer relationship management. From 2000 to 2001, Mr. Kra served as President of Zefer Corp., an internet consulting firm. Prior to Zefer, Mr. Kra spent ten years at Cambridge Technology Partners Inc. in a variety of senior roles. He holds a B.A. in Computer Science from Brandeis University and an M.B.A. in finance from the New York University Stern School of Business.

Michael Pyle, age 57, joined Pegasystems in 1985 and has served as Senior Vice President of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle’s professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the U.S. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the Civil Service College in London.

Leon Trefler, age 51, joined Pegasystems in April 1998 as an Account Executive for Strategic Business Development. Since then he has held various senior sales management positions across the Company and in Channel Sales. In 2002, he launched the commercialization of PRPC. From April 2007 to January 2010, Mr. Trefler served as Vice President of Sales, North America and in January 2010, Mr. Trefler was promoted to Senior Vice President of Sales. Mr. Trefler holds a B.A. degree from Dartmouth College.

Alan Trefler and Leon Trefler are brothers. There are no other family relationships among any of our executive officers or Directors.

ITEM 11.	Executive Compensation

The information required by this item is contained in the 2012 proxy statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to stock ownership of certain beneficial owners and management is contained in the 2012 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2011:

(In thousands, except per share amounts)	(a)	(b)	(c)
	Number of shares of common stock to be issued upon exercise of outstanding stock options and vesting of RSUs (3)	Weighted-average exercise price per share of outstanding stock options (4)	Number of shares of Common stock Remaining available For future issuance (excluding those in Column (a)) (5)
Equity compensation plans approved by stockholders (1)	3,145	$15.13	6,014
Equity compensation plans not approved by stockholders (2)	77	$26.12	—

(1)	Our equity compensation plans include the Amended and Restated 1994 Long-Term Incentive Plan (the “1994 Plan”), the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), the Amended and Restated 2004 Long-Term Incentive Plan (the “Restated 2004 Plan”), the 2006 Employee Stock Purchase Plan (the “2006 ESPP”). Our stockholders previously approved each of these plans and all amendments that were subject to stockholder approval. In addition to the issuance of stock options, the 1994 Plan allowed for the issuance of stock appreciation rights, restricted stock, and long-term performance awards. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan or the Director Plan in the future. In addition to the issuance of stock options, the Restated 2004 Plan allows for the issuance of stock purchase rights and other stock-based awards, including RSUs. See Note 15 “Stock-Based Compensation” included in the notes to the accompanying audited consolidated financial statements for further information and description of our equity compensation plans.

(2)	These stock options were assumed in connection with our acquisition of Chordiant and were originally granted under the Chordiant Software, Inc. 2005 Equity Incentive Plan (the “2005 Plan”), the Chordiant Software, Inc. 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”), the Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Director Stock Option Plan (the “1999 Director Plan”), and the Prime Response Group, Inc. 1998 Stock Options/Stock Issuance Plan (the “1998 Prime Response Plan”) (collectively, the “Chordiant Plans”). No additional awards were or may be granted under the Chordiant Plans following the date of acquisition. These plans were not approved by our stockholders since they were adopted at the date of acquisition. In connection with our acquisition of Chordiant, all outstanding equity awards issued under the Chordiant Plans with an exercise price of $6.00 or lower were assumed by us and converted into the right to receive 0.13 shares of Pegasystems common stock for every one share of Chordiant common stock covered by such awards. All other outstanding equity awards issued under the Chordiant Plans were cancelled.

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

(3)	The number of shares of common stock issued upon exercise of vested stock options and vesting of RSUs will be less than 3,222,000 because of the “net settlement” feature of most of these stock options and RSUs. This feature enables the employee to satisfy the cost to exercise (in the case of stock options) and, if applicable, taxes due (in the case of stock options and RSUs) by surrendering shares to the Company based on the fair value of the shares at the exercise date (in the case of stock options) or vesting date (in the case of RSUs), instead of selling all of the shares on the open market to satisfy these obligations. The settlement of vested stock options and vested RSUs on a net share basis will result in fewer shares issued by the Company. During 2011, stock option and RSU holders net settled stock options and RSUs representing the right to purchase a total of 704,000 shares, of which only 426,000 were issued to the stock option and RSU holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes.

(4)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(5)	Includes approximately 403,000 shares remaining available for issuance as of December 31, 2011 under the 2006 ESPP.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the 2012 proxy statement under the headings “Certain Relationships and Related Transactions” and “Determination of Independence” and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is contained in the 2012 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services” and is incorporated herein by reference.

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
Craig Dynes
Senior Vice President, Chief Financial Officer (principal financial officer) (duly authorized officer)

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 29, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CRAIG DYNES Craig Dynes	Senior Vice President, Chief Financial Officer (principal financial officer)

/s/ EFSTATHIOS KOUNINIS Efstathios Kouninis	Vice President of Finance and Chief Accounting Officer (principal accounting officer)

/s/ RICHARD JONES Richard Jones	Vice Chairman and Director

/s/ PETER GYENES Peter Gyenes	Director

/s/ STEVEN KAPLAN Steven Kaplan	Director

/s/ JAMES O’HALLORAN James O’Halloran	Director

/s/ WILLIAM WYMAN William Wyman	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 14, 2010, by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and Chordiant Software, Inc. (Filed as Exhibit 2.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

3.3	Restated Articles of Organization, of the Registrant. (Filed as exhibit 99.2 to the Registrant’s June 2, 2005 Form 8-K and incorporated herein by reference.)

3.4	Amended and Restated Bylaws of Pegasystems Inc. (Filed as Exhibit 99.3 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.4	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.6	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.7++	Amended and Restated 2004 Long-Term Incentive Plan, dated May 18, 2011 (Filed as Appendix A within the Registrant’s 2011 Proxy Statement, filed May 23, 2011 and incorporated herein by reference).

10.8++	Form of Employee Stock Option Agreement, as amended on December 15, 2009. (Filed as Exhibit 10.8 to the Registrant’s 2009 Form 10-K and incorporated herein by reference.)

10.9++	Form of Restricted Stock Unit Agreement, as amended on December 15, 2009. (Filed as Exhibit 10.9 to the Registrant’s 2009 Form 10-K and incorporated herein by reference.)

10.10	Form of Non-Employee Director Stock Option Agreement. (Filed as exhibit 10.2 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference.)

10.11++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004. (Filed as Exhibit 10.20 to the Registrant’s 2004 Form 10-K and incorporated herein by reference.)

10.12	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated herein by reference.)

10.13++	2006 Employee Stock Purchase Plan, as amended on February 14, 2008. (Filed as exhibit 10.15 to the Registrant’s 2007 Form 10-K and incorporated herein by reference.)

EXHIBIT INDEX—(CONTINUED)

Exhibit No.	Description

10.14++	Compensation program for members of the Registrant’s Board of Directors, effective May 30, 2006. (Detailed in Registrant’s June 5, 2006 Form 8-K and incorporated herein by reference.)

10.15++	Offer Letter between the Registrant and Craig A. Dynes dated September 7, 2006. (Filed as Exhibit 99.1 to the Registrant’s September 7, 2006 Form 8-K and incorporated herein by reference.)

10.16	Amendment Number 10 to Lease Agreement dated July 24, 2006 between the Registrant and NOP Riverfront LLC. (Filed as exhibit 10.1 to the Registrant’s September 30, 2006 Form 10-Q and incorporated herein by reference.)

10.17++	Amendment to Stock Option Agreement between the Registrant and Richard H. Jones dated December 29, 2006. (Filed as Exhibit 99.1 to the Registrant’s January 4, 2007 Form 8-K and incorporated herein by reference.)

10.18	Amendment Number 11 to Lease Agreement dated as of June 11, 2008 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.2 to the Registrant’s June 30, 2008 Form 10-Q and incorporated herein by reference.)

10.19++	Director Indemnification Agreement dated as of March 8, 2009 by and between Pegasystems Inc. and Peter Gyenes. (Filed as Exhibit 99.1 to the Registrant’s March 11, 2009 Form 8-K and incorporated herein by reference.)

10.20++	Director Indemnification Agreement dated as of March 26, 2009 by and between Pegasystems Inc. and Craig Conway. (Filed as Exhibit 99.1 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

10.21++	2010 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 17, 2010 Form 8-K and incorporated herein by reference.)

10.22++	2010 Section Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 17, 2010 Form 8-K and incorporated herein by reference.)

10.23	Form of Tender and Voting Agreement by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and the individuals listed on the signatures pages thereto, dated as of March 14, 2010 (Filed as Exhibit 10.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

10.24++	2011 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s March 2, 2011 Form 8-K and incorporated herein by reference.)

10.25++	2011 Section Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s March 2, 2011 Form 8-K and incorporated herein by reference.)

10.26	Lease Agreement, dated June 29, 2011 between Charles Park One, LLC and Pegasystems Inc. for premises at One Charles Park (Filed as Exhibit 99.1 to the Registrant’s Form 8-K/A filed on July 6, 2011 and incorporated herein by reference.)

10.27	Lease Agreement, dated June 29, 2011 between Charles Park Two, LLC and Pegasystems Inc. for premises at One Rogers Street. (Filed as Exhibit 99.1 to the Registrant’s Form 8-K/A filed on July 6, 2011 and incorporated herein by reference.)

10.28++	2012 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 22, 2012 Form 8-K and incorporated herein by reference.)

EXHIBIT INDEX—(CONTINUED)

Exhibit No.	Description

10.29++	2012 Section Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 22, 2012 Form 8-K and incorporated herein by reference.)

+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101.INS**	XBRL Instance document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

+	Filed herewith

**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.