Form 10-Q
period 2012-03-31
PEGASYSTEMS INC
filed 2012-05-03
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

There were 37,865,884 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 25, 2012.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of March 31, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$33,473	$60,353
Marketable securities	54,587	51,079

Total cash, cash equivalents, and marketable securities	88,060	111,432
Trade accounts receivable, net of allowance of $1,256 and $926	106,852	98,293
Deferred income taxes	9,829	9,826
Income taxes receivable	8,270	7,545
Other current assets	5,989	4,865

Total current assets	219,000	231,961
Property and equipment, net	18,852	14,458
Long-term deferred income taxes	43,100	43,286
Long-term other assets	2,676	2,186
Intangible assets, net	66,564	69,369
Goodwill	20,451	20,451

Total assets	$370,643	$381,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,069	10,899
Accrued expenses	20,565	18,336
Accrued compensation and related expenses	18,340	39,170
Deferred revenue	80,568	73,840

Total current liabilities	125,542	142,245
Income taxes payable	9,590	9,547
Long-term deferred revenue	13,609	15,367
Other long-term liabilities	7,013	5,796

Total liabilities	155,754	172,955

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 70,000 shares authorized; 37,854 shares and 37,712 issued and outstanding	379	377
Additional paid-in capital	131,564	129,701
Retained earnings	79,951	77,029
Accumulated other comprehensive income	2,995	1,649

Total stockholders’ equity	214,889	208,756

Total liabilities and stockholders’ equity	$370,643	$381,711

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue:
Software license	$35,943	$33,462
Maintenance	30,845	27,448
Professional services	44,379	41,450

Total revenue	111,167	102,360

Cost of revenue:
Cost of software license	1,599	1,674
Cost of maintenance	3,609	3,374
Cost of professional services	36,326	34,968

Total cost of revenue	41,534	40,016

Gross profit	69,633	62,344

Operating expenses:
Selling and marketing	38,395	34,036
Research and development	19,004	15,133
General and administrative	6,315	7,132
Acquisition-related costs	—	338
Restructuring costs	—	141

Total operating expenses	63,714	56,780

Income from operations	5,919	5,564
Foreign currency transaction gain	740	1,016
Interest income, net	111	86
Other (expense) income, net	(839)	28

Income before provision for income taxes	5,931	6,694
Provision for income taxes	1,874	1,963

Net income	$4,057	$4,731

Earnings per share

Basic	$0.11	$0.13

Diluted	$0.10	$0.12

Weighted-average number of common shares outstanding
Basic	37,756	37,276
Diluted	38,889	38,803

Cash dividends declared per share	$0.03	$0.03

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income:	$4,057	$4,731
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities, net of tax	72	(16)
Foreign currency translation adjustments	1,274	1,288

Total other comprehensive income	1,346	1,272

Comprehensive income	$5,403	$6,003

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$4,057	$4,731
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(1,622)	(1,077)
Deferred income taxes	214	142
Depreciation and amortization	4,525	4,011
Stock-based compensation expense	2,852	2,535
Foreign currency transaction loss	395	66
Other	382	87
Change in operating assets and liabilities:
Trade accounts receivable	(8,130)	(28,221)
Income taxes receivable and other current assets	(156)	(399)
Accounts payable and accrued expenses	(25,800)	(7,011)
Deferred revenue	4,696	17,223
Other long-term assets and liabilities	813	(202)

Cash used in operating activities	(17,774)	(8,115)

Investing activities:
Purchase of marketable securities	(10,479)	(9,026)
Matured and called marketable securities	6,780	4,738
Investment in property and equipment	(4,267)	(1,090)

Cash used in investing activities	(7,966)	(5,378)

Financing activities:
Issuance of common stock for share-based compensation plans	293	356
Excess tax benefits from exercise or vesting of equity awards	1,622	1,077
Dividend payments to shareholders	(1,132)	(1,118)
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,072)	(1,517)
Common stock repurchases under share repurchase programs	(814)	(1,032)

Cash used in financing activities	(2,103)	(2,234)

Effect of exchange rate on cash and cash equivalents	963	952

Net decrease in cash and cash equivalents	(26,880)	(14,775)
Cash and cash equivalents, beginning of period	60,353	71,127

Cash and cash equivalents, end of period	$33,473	$56,352

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2012.

2.     NEW ACCOUNTING PRONOUNCEMENTS

Disclosures About Offsetting Assets and Liabilities: In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures About Offsetting Assets and Liabilities”, which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. This ASU is effective for the Company on January 1, 2013 with retrospective application required. The adoption of this standard will not impact the Company’s financial position or results of operations as this accounting standard only requires enhanced disclosure.

3.     MARKETABLE SECURITIES

(in thousands)	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable securities:
Municipal bonds	$35,071	101	(5)	$35,167
Corporate bonds	15,358	65	(4)	15,419
Government sponsored enterprise bonds	4,000	1	—	4,001

Marketable securities	$54,429	167	(9)	$54,587

(in thousands)	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable securities:
Municipal bonds	$27,968	74	(2)	$28,040
Corporate bonds	15,058	16	(34)	15,040
Government sponsored enterprise bonds	8,001	2	(4)	7,999

Marketable securities	$51,027	92	(40)	$51,079

The Company considers debt securities with maturities of three months or less from the purchase date, to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As March 31, 2012, remaining maturities of marketable debt securities ranged from May 2012 to December 2014, with a weighted-average remaining maturity of approximately 15 months.

4.     DERIVATIVE INSTRUMENTS

The Company uses forward foreign currency contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated accounts receivable and cash. The U.S. operating company invoices most of its foreign customers in foreign currencies, which results in cash and receivables held at the end of the reporting period denominated in these foreign currencies. Since the U.S. operating company’s functional currency is the U.S. dollar, the Company recognizes a foreign currency transaction gain or (loss) on the foreign currency denominated cash and accounts receivable held by the U.S. operating company in its consolidated statements of income when there are changes in the foreign currency exchange rates versus the U.S. dollar. The Company is primarily exposed to changes in the value of the Euro and British pound relative to the U.S. dollar. The forward foreign currency contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other (expense) income, net, in its consolidated statement of income. However, the fluctuations in the value of these forward foreign currency contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company, thus partly mitigating the volatility. Generally, the Company enters into forward foreign currency contracts with terms not greater than 90 days.

During the first quarter of 2012, the Company entered into and settled forward foreign currency contracts to sell 11 million Euros and 12 million British pounds and receive in exchange $32.8 million. As of March 31, 2012 and December 31, 2011, the Company did not have any forward foreign currency contracts outstanding. During the first quarter of 2012, the change in the fair value of the Company’s forward foreign currency contracts recorded in other (expense) income, net, was a net loss of $0.8 million.

5.     FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$495	$495	$—

Marketable securities:
Government sponsored enterprise bonds	$4,001	$—	$4,001
Corporate bonds	15,419	14,411	1,008
Municipal bonds	35,167	10,831	24,336

Total marketable securities	$54,587	$25,242	$29,345

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,067	$3,067	$—

Marketable securities:
Municipal bonds	$28,040	$6,110	$21,930
Corporate bonds	15,040	15,040	—
Government sponsored enterprise bonds	7,999	2,001	5,998

Total marketable securities	$51,079	$23,151	$27,928

Assets Measured at Fair Value on a Nonrecurring Basis

Assets not recorded at fair value on a recurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first quarter of 2012 and 2011, the Company did not recognize any nonrecurring fair value measurements from impairments.

6.     TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

(in thousands)	March 31, 2012	December 31, 2011
Trade accounts receivable	$74,846	$77,123
Unbilled trade accounts receivable	33,262	22,096

Total accounts receivable	108,108	99,219

Allowance for doubtful accounts	—	(31)
Allowance for sales credit memos	(1,256)	(895)

Total allowance	(1,256)	(926)

	$106,852	$98,293

Unbilled trade accounts receivable relate to services earned under time and material arrangements, and maintenance and license arrangements that had not been invoiced as of March 31, 2012 and December 31, 2011, respectively.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill during the first quarter of 2012.

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from four to nine years.

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of March 31, 2012
Customer related intangibles	$44,355	$(9,446)	$34,909
Technology	43,446	(11,810)	31,636
Trade name	248	(248)	—
Technology designs	490	(490)	—
Non-compete agreements	100	(81)	19
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(23,475)	$66,564

	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2011
Customer related intangibles	$44,355	$(8,214)	$36,141
Technology	43,446	(10,269)	33,177
Trade name	248	(248)	—
Technology designs	490	(463)	27
Non-compete agreements	100	(76)	24
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(20,670)	$69,369

For the first quarter of 2012 and 2011, amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011

Cost of software license	$1,568	$1,571
Selling and marketing	1,232	1,232
General and administrative	5	67

Total amortization expense	$2,805	$2,870

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) As of March 31,	Future estimated amortization expense
Remainder of 2012	$8,332
2013	11,095
2014	9,489
2015	8,688
2016	8,688
2017	8,688
2018 and thereafter	11,584

$66,564

8.     ACCRUED EXPENSES

(in thousands)	March 31, 2012	December 31, 2011
Other taxes	$2,867	$2,759
Restructuring	404	626
Professional fees	1,209	1,146
Income taxes	1,314	1,954
Professional services partners fees	850	120
Short-term deferred rent	1,491	1,428
Self-insurance health and dental claims	1,583	1,931
Dividends payable	1,136	1,132
Employee reimbursable expenses	1,394	897
Construction in process	1,927	—
Other	6,390	6,343

	$20,565	$18,336

9.     DEFERRED REVENUE

(in thousands)	March 31, 2012	December 31, 2011
Software license	$14,026	$15,005
Maintenance	60,012	50,916
Professional services and other	6,530	7,919

Current deferred revenue	80,568	73,840

Software license	12,378	13,532
Maintenance and professional services	1,231	1,835

Long-term deferred revenue	13,609	15,367

	$94,177	$89,207

10.     ACCRUED RESTRUCTURING COSTS

During 2010, in connection with the Company’s integration plan of Chordiant, the Company recorded $6.5 million of severance and related benefit costs, which were paid by the end of the first quarter of 2012.

Also, in connection with the Company’s evaluation of its combined facilities, the Company eliminated space within one facility and recognized $1.6 million of restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for this space. The lease expires at the end of 2013.

A summary of the restructuring activity during the first quarter of 2012 is as follows:

(in thousands)	Personnel	Facilities	Total
Balance as of December 31, 2011	$243	$800	$1,043
Cash payments	(243)	(63)	(306)

Balance as of March 31, 2012	$—	$737	$737

(in thousands)	March 31, 2012	December 31, 2011
Reported as:
Accrued expenses	$404	$626
Other long-term liabilities	333	417

	$737	$1,043

11.     STOCK-BASED COMPENSATION

For the first quarter of 2012 and 2011, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011

Cost of revenue	$977	$797
Operating expenses	1,875	1,738

Total stock-based compensation before tax	2,852	2,535
Income tax benefit	(876)	(886)

During the first quarter of 2012, the Company issued approximately 170,000 shares to its employees under the Company’s share-based compensation plans.

During the first quarter of 2012, the Company granted approximately 102,000 restricted stock units (“RSUs”) with a total fair value of $2.9 million. Approximately 52,000 RSUs were issued in connection with the election by employees to receive 50% of their 2012 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. The total stock-based compensation of approximately $1.9 million associated with this RSU grant will be recognized over one year.

As of March 31, 2012, the Company had approximately $13.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Basic
Net income	$4,057	$4,731

Weighted-average common shares outstanding	37,756	37,276

Earnings per share, basic	$0.11	$0.13

Diluted
Net income	$4,057	$4,731

Weighted-average common shares outstanding, basic	37,756	37,276
Weighted-average effect of dilutive securities:
Stock options	865	1,281
RSUs	267	243
Warrants	1	3

Effect of assumed exercise of stock options, warrants and RSUs	1,133	1,527

Weighted-average common shares outstanding, diluted	38,889	38,803

Earnings per share, diluted	$0.10	$0.12

Outstanding options and RSUs excluded as impact would be antidilutive	65	24

13.     GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company develops and licenses its rules-based software solutions and provides professional services, maintenance, and training related to its software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides business process solutions in the enterprise applications market. To assess performance, the Company’s chief operating decision maker primarily reviews financial information on a consolidated basis. Therefore, the Company has determined it operates in one segment — Business Process Solutions.

The Company’s international revenue is from sales to customers based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended March 31,
(Dollars in thousands)	2012		2011
U.S.	$55,692	50%	$51,912	51%
United Kingdom	18,138	16%	19,895	19%
Europe, other	14,558	13%	20,497	20%
Other	22,779	21%	10,056	10%

	$111,167	100%	$102,360	100%

The following table summarizes the Company’s concentration of credit risk associated with customer’s accounting for 10% or more of the Company’s total revenue and outstanding trade receivables.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Total Revenue	$111,167	$102,360
Customer A	11%	—%

	As of March 31,	As of December 31,
(Dollars in thousands)	2012	2011
Trade receivables, net of allowances	$106,852	$98,293
Customer A	13%	—%
Customer B	13%	14%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We encourage you to carefully review the risk factors we have identified in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. We believe these risk factors, among other factors, could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our license revenue is primarily derived from sales of our PegaRULES Process Commander ® (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing business process management (“BPM”) applications that unifies business rules and business processes. Our solution frameworks, built on the capabilities of PRPC, are purpose or industry-specific collections of best practice functionality, which allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. Our products are simpler, easier to use and often result in shorter implementation periods than competitive enterprise software products. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance, healthcare, communications and government markets, as well as other markets such as energy and media.

We develop and license customer relationship management (“CRM”) software, which enables unified predictive decisioning and analytics and optimizes the overall customer experience. Our decision management products and capabilities are designed to manage processes so that all actions optimize the outcome based on business objectives. We continue to invest in the development of new products and intend to remain a leader in BPM, CRM, and decision management. We also offer Pega Cloud, a service offering that allows customers to optionally create and/or run Pega applications using an Internet-based infrastructure. This offering enables our customers to immediately build, test, and deploy their applications in a secure cloud environment while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud offering is included in professional services revenue.

We offer training for our staff, customers, and partners at our regional training facilities, at third party facilities in numerous other locations, and at customer sites. Beginning in 2012, we will also be offering training online through Pega Academy, which will provide an alternative way to learn our software in a virtual environment quickly and easily. We expect that this online training will help expand the number of trained experts at a faster pace, but at a lower average price per class.

Our total revenue increased 9% during the first quarter of 2012 compared to the first quarter of 2011 and reflects revenue growth in each of software license, maintenance, and professional services revenue. Maintenance revenue increased 12% primarily due to the increase in the aggregate value of the installed base of our software. During the first quarter of 2012, we used approximately$17.8 million in cash from operations and ended the quarter with $88.1 million in cash, cash equivalents, and marketable securities.

We believe our growth in the first quarter of 2012 was primarily due to:

•	Our disciplined and focused global sales strategy to targeted customers that generate follow-on sales; and

•	Demand for our industry-leading software solutions and services.

We believe that the ongoing challenges for our business include our ability to drive revenue growth, expand our expertise in new and existing industries, remain a leader in CRM and the decision management market, and maintain our leadership position in the BPM market.

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

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” and Note 2. “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011
Total revenue	$111,167	$102,360	$8,807	9%
Gross profit	69,633	62,344	7,289	12%
Total operating expenses	63,714	56,780	6,934	12%
Income from operations	5,919	5,564	355	6%
Income before provision for income taxes	$5,931	$6,694	$(763)	(11)%

The aggregate value of license arrangements executed during the first quarter of 2012 was slightly higher than in the first quarter of 2011. We continue to experience demand for our software products and related services due to the strong value proposition, short implementation period, and variety of licensing models we offer our customers.

The increase in gross profit was primarily due to the increase in license and maintenance revenue.

The increase in operating expenses was primarily due to the increase in selling and marketing and research and development expenses associated with higher headcount.

The decrease in income before provision for income taxes was primarily due to a $1 million foreign currency transaction gain recorded in the first quarter of 2011. See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

Revenue

	Three Months Ended March 31,				Increase (Decrease)
(Dollars in thousands)	2012		2011
Software license revenue

Perpetual licenses	$20,419	57%	$23,571	70%	$(3,152)	(13)%
Term licenses	13,739	38%	9,891	30%	3,848	39%
Subscription	1,785	5%	—	—%	1,785	n/m

Total software license revenue	$35,943	100%	$33,462	100%	$2,481	7%

n/m – not meaningful

The aggregate value of license arrangements executed during the first quarter of 2012 was slightly higher than in the first quarter of 2011. A change in the mix between perpetual and term license arrangements executed in a period varies based on customer needs, which may cause our revenues to vary materially quarter to quarter. A higher proportion of term license arrangements would cause our license revenue to be recognized over longer periods.

While the aggregate value of perpetual license arrangements executed in the first quarter of 2012 was slightly higher than in the first quarter of 2011, perpetual license revenue was lower because some of our perpetual license arrangements include extended payment terms and others include additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $56.3 million as of March 31, 2012 compared to $31.2 million as of March 31, 2011. See the table of future cash receipts by year from these perpetual licenses and certain subscription licenses on page 23.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The increase in term license revenue was primarily due to the significant value of term license arrangements executed during the fourth quarter of 2011, partially offset by lower prepayments during the first quarter of 2012. As a result of the significant increase in new term license arrangements executed during 2011, the aggregate value of payments due under these term licenses grew to $154.2 million as of March 31, 2012 compared to $85.8 million as of March 31, 2011. The aggregate value of future payments due under non-cancellable term licenses as of March 31, 2012 includes $25.9 million of term license payments that we expect to recognize as revenue during the remainder of 2012. Our term license revenue for the remainder of 2012 could be higher than $25.9 million as we complete new term license agreements in 2012 or if we receive prepayments from existing term license agreements. See the table of future cash receipts by year from these term licenses on page 23.

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

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011
Maintenance revenue
Maintenance	$30,845	$27,448	$3,397	12%

The increase in maintenance revenue was primarily due to the increase in the aggregate value of the installed base of our software.

	Three Months Ended March 31,				Increase
(Dollars in thousands)	2012		2011
Professional services revenue
Consulting services	$42,419	96%	$39,729	96%	$2,690	7%
Training	1,960	4%	1,721	4%	239	14%

Total Professional services	$44,379	100%	$41,450	100%	$2,929	7%

Professional services are primarily consulting services related to new license implementations. The increase in consulting services revenue was primarily due to the recognition of revenue related to three large projects. The increase in training revenue was primarily due to an increase in customer and partner alliance training.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011
Gross Profit
Software license	$34,344	$31,788	$2,556	8%
Maintenance	27,236	24,074	3,162	13%
Professional services	8,053	6,482	1,571	24%

Total gross profit	$69,633	$62,344	$7,289	12%

Total gross profit %	63%	61%
Software license gross profit %	96%	95%
Maintenance gross profit %	88%	88%
Professional services gross profit %	18%	16%

The increase in software license and maintenance gross profit was primarily due to the increase in license and maintenance revenue.

The increase in professional services gross profit percent was primarily due to the recognition of revenue related to three large projects.

(Dollars in thousands)	Three Months Ended March 31,		Increase
	2012	2011
Amortization of intangibles:
Cost of software license	$1,568	$1,571	$(3)	—
Selling and marketing	1,232	1,232	—	—
General and administrative	5	67	(62)	(93)%

	$2,805	$2,870	$(65)	(2)%

The decrease in amortization expense was due to the Chordiant trade name intangible asset being fully amortized in 2011.

Operating expenses

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011
Selling and marketing
Selling and marketing	$38,395	$34,036	$4,359	13%
As a percent of total revenue	35%	33%
Selling and marketing headcount	489	390	99	25%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

We continue to increase sales headcount to target new accounts in new and existing industries and across expanded geographies and to create additional sales capacity for future periods. The increase in selling and marketing expenses was primarily due to a $3.9 million increase in compensation and benefit expenses associated with higher headcount, and a $0.4 million increase in commission expense.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011
Research and development
Research and development	$19,004	$15,133	$3,871	26%
As a percent of total revenue	17%	15%
Research and development headcount	531	411	120	29%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects the growth in our Indian research facility. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses was primarily due to a $2.4 million increase in compensation and benefit expenses associated with higher headcount, a $0.2 million increase in contractor expenses, and a $0.9 million increase in rent and rent related expenses associated with the build-out of our world-wide facilities.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011
General and administrative
General and administrative	$6,315	$7,132	$(817)	(11)%
As a percent of total revenue	6%	7%
General and administrative headcount	220	189	31	16%

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

The decrease in general and administrative expenses was primarily due to a $1.1 million decrease in accounting, tax consulting and legal fees, a $0.4 million decrease in contractor services expenses primarily due to the completion of post-implementation support for our accounting system, partially offset by a $0.6 million increase in compensation and benefits associated with higher headcount.

As a result of our lease arrangement for our new office headquarters, we expect to cease use of our current headquarter offices in the second half of 2012. Accordingly, in June 2011, we revised the remaining useful lives of certain leasehold improvements and furniture and fixtures and recorded incremental depreciation expense of approximately $0.1 million during the first quarter of 2012. We recorded approximately $1.5 million of rent expense under the new lease arrangement during the first quarter of 2012. We recorded approximately $0.4 million of this rent and depreciation in cost of services and approximately $1.1 million in operating expenses.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to effect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the first quarter of 2011, the $0.3 million acquisition-related costs were primarily legal fees associated with acquired litigation related to Chordiant.

Restructuring costs

Restructuring costs were exit costs related to the Company’s elimination of space within a redundant facility.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of income:

(Dollars in thousands)	Three Months Ended March 31,		Increase
	2012	2011

Cost of services	$977	$797	$180	23%
Operating expenses	1,875	1,738	137	8%

Total stock-based compensation before tax	2,852	2,535	$317	13%

Income tax benefit	(876)	(886)

The increase in stock-based compensation expense during the first quarter of 2012 was primarily due to the higher value of the annual periodic equity grant, a higher number of employees electing to receive 50% of their annual incentive compensation in RSUs under our Corporate Incentive Compensation Plan, and an increase in the value of the annual executive award as a result of an increase in the value of the awards granted and one additional executive member receiving an award in the first quarter of 2012 compared to the first quarter of 2011.

Non-operating income and expenses, net

(Dollars in thousands)	Three Months Ended March 31,		Change
	2012	2011
Foreign currency transaction gain	$740	$1,016	$(276)	(27)%
Interest income, net	111	86	25	29%
Other (expense) income, net	(839)	28	(867)	n/m

Non-operating income and expenses, net	$12	$1,130	$(1,118)	(99)%

n/m = not meaningful

We hold foreign currency denominated accounts receivable and cash in our U.S. operating company where the functional currency is the U.S. dollar. As a result, these receivables and cash are subject to foreign currency transaction gains and losses when there are changes in exchange rates between the U.S. dollar and foreign currencies. The fluctuations in foreign currency transaction gains and losses were primarily due to the changes in the value of the British pound and Euro relative to the U.S. dollar during the first quarter of 2012 and 2011.

Beginning in the second quarter of 2011, we enter into forward foreign currency contracts to manage our exposure to changes in foreign currency exchange rates affecting the foreign currency denominated accounts receivable and cash held by our U.S. operating company. We have not designated these forward foreign currency contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other (expense) income, net. The fluctuations in the value of these forward foreign currency contracts recorded in other (expense) income, net, partially offset in net income the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company recorded in foreign currency transaction gain.

During the first quarter of 2012, total foreign currency transaction gains were $0.7 million. The total change in the fair value of our forward foreign currency contracts recorded in other (expenses) income, net, was a net loss of $0.8 million. The impact on net income of the losses recorded on the forward foreign currency contracts and the foreign currency transaction gains was a net loss of approximately $0.1 million for the first quarter of 2012.

Provision for income taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the first quarter of 2012 and 2011, we recorded provisions of $1.9 million and $2 million, respectively, which resulted in an effective tax rate of 31.6% and 29.3%, respectively.

Our effective tax rate during the first quarter of 2012 and 2011 were below the statutory federal income tax rate primarily due to the benefit related to the current period domestic production activities and the benefit from the SEZ India tax holiday.

Liquidity and capital resources

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash (used in) provided by
Operating activities	$(17,774)	$(8,115)
Investing activities	(7,966)	(5,378)
Financing activities	(2,103)	(2,234)
Effect of exchange rate on cash	963	952

Net decrease in cash and cash equivalents	$(26,880)	$(14,775)

	As of March 31, 2012	As of December 31, 2011
Total cash, cash equivalents, and marketable securities	$88,060	$111,432

The decrease in cash, cash equivalents, and marketable securities was primarily due to $17.8 million cash used in operating activities that was largely due to payments of annual incentive compensation during the first quarter of 2012. We believe that our current cash, cash equivalents, and cash flow from operations in 2012 will be sufficient to fund our operations and our share repurchase program for at least the next 12 months.

In June 2011, we entered into a lease arrangement for our new office headquarters in Cambridge, Massachusetts commencing on July 1, 2011 and terminating on December 31, 2023, subject to our option to extend for two additional five-year periods. We will continue to pay our monthly rent under the lease for our current offices in Cambridge, Massachusetts, through the remaining term of that lease, which is scheduled to expire on May 31, 2013. We invested approximately $1.7 million in the first quarter of 2012 and we expect to invest approximately $9.8 million in the remainder of 2012 for furniture, fixtures, IT equipment, and leasehold improvements for our new office headquarters.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Approximately $29.2 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash used in operating activities

The primary components of cash used in operating activities during the first quarter of 2012 were a $25.8 million decrease in accounts payable and accrued expenses primarily related to the payment of incentive compensation, an $8.1 million increase in accounts receivable related to the timing of billings, partially offset by a $4.7 million increase in deferred revenue.

The primary components of cash used in operating activities during the first quarter of 2011 were a $28.2 million increase in accounts receivable related to the timing of billings and the increase in revenue, a $7 million decrease in accounts payable and accrued expenses primarily related to the payment of incentive compensation, partially offset by a $17.2 million increase in deferred revenue and a $0.9 million increase in net income.

Future Cash Receipts from License Arrangements

Total contractual future cash receipts due from our existing license agreements was approximately $210.4 million as of March 31, 2012 compared to $117 million as of March 31, 2011. The future cash receipts due as of March 31, 2012 are summarized as follows:

As of March 31, (in thousands)	Contractual payments for term licenses not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2012	$25,866	$21,487	$47,353
2013	38,347	10,430	48,777
2014	35,081	7,551	42,632
2015	30,325	7,320	37,645
2016 and thereafter	24,570	9,471	34,041

Total	$154,189	$56,259	$210,448

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.
(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the first quarter of 2012, cash used in investing activities was primarily for purchases of marketable debt securities of $10.5 million, partially offset by the proceeds received from maturing marketable debt securities of $6.8 million.

During the first quarter of 2011, cash used in investing activities was primarily for purchases of marketable debt securities of $9 million, partially offset by the proceeds received from maturing marketable debt securities of $4.7 million.

Cash used in financing activities

Cash used in financing activities during the first quarter of 2012 and 2011 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $86.3 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first quarter of 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$13,963		$13,237
Repurchases paid	25,613	(765)	28,042	(1,012)
Repurchases unsettled	1,770	(66)

Authorization remaining as of March 31,		$13,132		$12,225

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first quarter of 2012 and 2011, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 219,000 shares and 135,000 shares, respectively, of which only 130,000 shares and 85,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first quarter of 2012 and 2011, instead of receiving cash from the equity holders, we withheld shares with a value of $2.0 million and $1.5 million, respectively, for withholding taxes and $1.1 million and $0.4 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first quarter of 2012 and 2011.

Dividends

The Company declared a cash dividend of $0.03 per share for the first quarter of 2012 and 2011, and paid cash dividends of $1.1 million in both the first quarter of 2012 and 2011. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates. We enter into forward foreign currency contracts to partially mitigate our exposure to the fluctuations in foreign exchange rates. See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of 2012. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our market risk exposure.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first quarter ended March 31, 2012 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
1/1/12-1/31/12	13,742	$27.60	13,742	$13,584
2/1/12-2/29/12	6,527	28.85	6,527	13,396
3/1/12-3/31/12	7,114	37.00	7,114	13,132

Total	27,383	$30.34

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, of $86.3 million of our common stock. On November 9, 2011, we announced that our Board of Directors approved a $5.6 million increase in the remaining funds available under the program expiring on December 31, 2011, and an extension of the expiration date to December 31, 2012. Under this program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

In January 2012, a former stockholder of 1mind Corporation (“1mind”) exercised a warrant to purchase 2,464 shares of our common stock, which was originally issued as part of the consideration for our acquisition of 1mind in 2002. In accordance with the net exercise provisions of this warrant, we withheld 78 shares of our common stock to cover the exercise price of the warrant, which shares were valued at $2,094 based on the average closing price of our common stock over the ten consecutive trading days ending on the third trading day prior to the exercise date, and issued 2,386 shares of our common stock. The issuance of these shares was made in reliance on an exemption from registration provided by Regulation D under the Securities Act of 1933.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: May 3, 2012	By:	/s/ CRAIG DYNES
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (I) the Unaudited Condensed Consolidated Balance Sheets (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.