Form 10-Q
period 2012-06-30
PEGASYSTEMS INC
filed 2012-08-09
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

There were 37,906,098 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 30, 2012.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of June 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$54,827	$60,353
Marketable securities	48,037	51,079

Total cash, cash equivalents, and marketable securities	102,864	111,432
Trade accounts receivable, net of allowance of $1,165 and $926	92,542	98,293
Deferred income taxes	9,827	9,826
Income taxes receivable	10,035	7,545
Other current assets	5,512	4,865

Total current assets	220,780	231,961
Property and equipment, net	28,175	14,458
Long-term deferred income taxes	43,581	43,286
Long-term other assets	1,782	2,186
Intangible assets, net	63,787	69,369
Goodwill	20,451	20,451

Total assets	$378,556	$381,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,405	10,899
Accrued expenses	21,597	18,336
Accrued compensation and related expenses	26,240	39,170
Deferred revenue	79,358	73,840

Total current liabilities	134,600	142,245
Income taxes payable	9,633	9,547
Long-term deferred revenue	11,898	15,367
Other long-term liabilities	10,813	5,796

Total liabilities	166,944	172,955

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 100,000 shares and 70,000 shares authorized; 37,890 shares and 37,712 shares issued and outstanding	379	377
Additional paid-in capital	133,057	129,701
Retained earnings	76,547	77,029
Accumulated other comprehensive income	1,629	1,649

Total stockholders’ equity	211,612	208,756

Total liabilities and stockholders’ equity	$378,556	$381,711

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Software license	$30,999	$34,645	$66,942	$68,107
Maintenance	34,495	28,294	65,340	55,742
Professional services	39,562	40,579	83,941	82,029

Total revenue	105,056	103,518	216,223	205,878

Cost of revenue:
Cost of software license	1,579	1,631	3,178	3,305
Cost of maintenance	3,718	3,260	7,327	6,634
Cost of professional services	34,690	35,506	71,016	70,474

Total cost of revenue	39,987	40,397	81,521	80,413

Gross profit	65,069	63,121	134,702	125,465

Operating expenses:
Selling and marketing	41,188	37,208	79,583	71,244
Research and development	18,901	15,696	37,905	30,829
General and administrative	7,664	6,839	13,979	13,971
Acquisition-related costs	—	144	—	482
Restructuring costs	—	—	—	141

Total operating expenses	67,753	59,887	131,467	116,667

(Loss) income from operations	(2,684)	3,234	3,235	8,798
Foreign currency transaction (loss) gain	(841)	173	(101)	1,189
Interest income, net	94	91	205	177
Other income (expense), net	263	(167)	(576)	(139)

(Loss) income before (benefit) provision for income taxes	(3,168)	3,331	2,763	10,025
(Benefit) provision for income taxes	(901)	1,058	973	3,021

Net (loss) income	$(2,267)	$2,273	$1,790	$7,004

(Loss) earnings per share:
Basic	$(0.06)	$0.06	$0.05	$0.19
Diluted	$(0.06)	$0.06	$0.05	$0.18

Weighted-average number of common shares outstanding
Basic	37,865	37,405	37,812	37,341
Diluted	37,865	38,851	38,931	38,828
Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net (loss) income	$(2,267)	$2,273	$1,790	$7,004
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities, net of tax	(25)	42	47	26
Foreign currency translation adjustments	(1,341)	476	(67)	1,764

Total other comprehensive (loss) income	(1,366)	518	(20)	1,790

Comprehensive (loss) income	$(3,633)	$2,791	$1,770	$8,794

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$1,790	$7,004
Adjustment to reconcile net income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(2,225)	(4,011)
Deferred income taxes	(305)	(83)
Depreciation and amortization	8,635	8,228
Stock-based compensation expense	5,838	4,400
Foreign currency transaction loss	460	377
Other	753	414
Change in operating assets and liabilities:
Trade accounts receivable	5,795	(15,790)
Income taxes receivable and other current assets	(942)	1,547
Accounts payable and accrued expenses	(14,203)	(2,761)
Deferred revenue	2,037	18,395
Other long-term assets and liabilities	4,894	(500)

Cash provided by operating activities	12,527	17,220

Investing activities:
Purchase of marketable securities	(11,760)	(25,361)
Matured and called marketable securities	14,207	7,738
Sale of marketable securities	—	1,047
Investment in property and equipment	(14,949)	(3,563)

Cash used in investing activities	(12,502)	(20,139)

Financing activities:
Issuance of common stock for share-based compensation plans	707	1,707
Excess tax benefits from exercise or vesting of equity awards	2,225	4,011
Dividend payments to shareholders	(2,272)	(2,238)
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,851)	(3,569)
Common stock repurchases under share repurchase programs	(2,526)	(2,084)

Cash used in financing activities	(4,717)	(2,173)

Effect of exchange rate on cash and cash equivalents	(834)	948

Net decrease in cash and cash equivalents	(5,526)	(4,144)
Cash and cash equivalents, beginning of period	60,353	71,127

Cash and cash equivalents, end of period	$54,827	$66,983

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

Basis of Presentation

Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

3.    MARKETABLE SECURITIES

(in thousands)	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable securities:
Municipal bonds	$30,624	82	(8)	$30,698
Corporate bonds	15,286	55	(2)	15,339
Government sponsored enterprise bonds	2,000	—	—	2,000

Marketable securities	$47,910	137	(10)	$48,037

(in thousands)	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable securities:
Municipal bonds	$27,968	74	(2)	$28,040
Corporate bonds	15,058	16	(34)	15,040
Government sponsored enterprise bonds	8,001	2	(4)	7,999

Marketable securities	$51,027	92	(40)	$51,079

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of June 30, 2012, remaining maturities of marketable debt securities ranged from July 2012 to December 2014, with a weighted-average remaining maturity of approximately 12 months.

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

During the first six months of 2012, the Company entered into and settled forward foreign currency contracts to sell €27.2 million and £23 million and receive in exchange $71.4 million. During the first six months of 2011, the Company entered into and settled forward foreign currency contracts to sell €17 million and £12 million and receive in exchange $44 million. As of June 30, 2012 and December 31, 2011, the Company did not have any forward foreign currency contracts outstanding. During the second quarter and first six months of 2012, the change in the fair value of the Company’s forward foreign currency contracts recorded in other income (expense), net, was a gain of $0.2 million and a loss of $0.6 million, respectively. During the second quarter and first six months of 2011, the change in the fair value of the Company’s forward foreign currency contracts recorded in other income (expense), net, was a loss of $0.2 million.

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2,825	$2,825	$—

Marketable securities:
Government sponsored enterprise bonds	$2,000	$—	$2,000
Corporate bonds	15,339	14,333	1,006
Municipal bonds	30,698	10,669	20,029

Total marketable securities	$48,037	$25,002	$23,035

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,067	$3,067	$—

Marketable securities:
Municipal bonds	$28,040	$6,110	$21,930
Corporate bonds	15,040	15,040	0
Government sponsored enterprise bonds	7,999	2,001	5,998

Total marketable securities	$51,079	$23,151	$27,928

Assets Measured at Fair Value on a Nonrecurring Basis

Assets not recorded at fair value on a recurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first six months of 2012 and 2011, the Company did not recognize any nonrecurring fair value measurements from impairments.

6.    TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

(in thousands)	June 30, 2012	December 31, 2011
Trade accounts receivable	$67,635	$77,123
Unbilled trade accounts receivable	26,072	22,096

Total accounts receivable	93,707	99,219

Allowance for doubtful accounts	—	(31)
Allowance for sales credit memos	(1,165)	(895)

Total allowance	(1,165)	(926)

	$92,542	$98,293

Unbilled trade accounts receivable relate to services earned under time and material arrangements, and maintenance and license arrangements that had not been invoiced as of June 30, 2012 and December 31, 2011, respectively.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill during the first six months of 2012.

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from 5 to 9 years.

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of June 30, 2012
Customer related intangibles	$44,355	$(10,678)	$33,677
Technology	43,446	(13,351)	30,095
Trade name	248	(248)	—
Technology designs	490	(490)	—
Non-compete agreements	100	(85)	15
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(26,252)	$63,787

	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2011
Customer related intangibles	$44,355	$(8,214)	$36,141
Technology	43,446	(10,269)	33,177
Trade name	248	(248)	—
Technology designs	490	(463)	27
Non-compete agreements	100	(76)	24
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(20,670)	$69,369

For the second quarter and first six months of 2012 and 2011, amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Cost of software license	$1,540	$1,571	$3,108	$3,142
Selling and marketing	1,232	1,232	2,464	2,464
General and administrative	5	26	10	93

Total amortization expense	$2,777	$2,829	$5,582	$5,699

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) As of June 30,	Future estimated amortization expense
Remainder of 2012	$5,554
2013	11,095
2014	9,489
2015	8,688
2016	8,688
2017	8,688
2018 and thereafter	11,585

$63,787

8.     ACCRUED EXPENSES

(in thousands)	June 30, 2012	December 31, 2011
Other taxes	$3,242	$2,759
Restructuring	416	626
Professional fees	778	1,146
Income taxes	1,178	1,954
Professional services partners fees	490	120
Short-term deferred rent	1,675	1,428
Self-insurance health and dental claims	1,119	1,931
Dividends payable	1,137	1,132
Employee reimbursable expenses	1,923	897
Construction in process	2,081	—
Other	7,558	6,343

	$21,597	$18,336

9.    DEFERRED REVENUE

(in thousands)	June 30, 2012	December 31, 2011
Software license	$12,642	$15,005
Maintenance	59,972	50,916
Professional services and other	6,744	7,919

Current deferred revenue	79,358	73,840

Software license	11,307	13,532
Maintenance and professional services	591	1,835

Long-term deferred revenue	11,898	15,367

	$91,256	$89,207

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

A summary of the restructuring activity during the first six months of 2012 is as follows:

(in thousands)	Personnel	Facilities	Total
Balance as of December 31, 2011	$243	$800	$1,043
Cash payments	(243)	(160)	(403)

Balance as of June 30, 2012	$—	$640	$640

(in thousands)	June 30, 2012	December 31, 2011
Reported as:
Accrued expenses	$416	$626
Other long-term liabilities	224	417

	$640	$1,043

11.    STOCK-BASED COMPENSATION

For the second quarter and first six months of 2012 and 2011, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Cost of services	$884	$553	$1,861	$1,350
Operating expenses	2,102	1,312	3,977	3,050

Total stock-based compensation before tax	$2,986	$1,865	$5,838	$4,400
Income tax benefit	(990)	(613)	(1,866)	(1,499)

During the first six months of 2012, the Company issued approximately 237,000 shares to its employees under the Company’s share-based compensation plans.

During the first six months of 2012, the Company granted approximately 122,000 restricted stock units (“RSUs”) with a total fair value of $4.2 million. Approximately 52,000 RSUs were issued in connection with the election by employees to receive 50% of their 2012 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. The total stock-based compensation of approximately $1.9 million associated with this RSU grant will be recognized over one year.

As of June 30, 2012, the Company had approximately $12 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic
Net (loss) income	$(2,267)	$2,273	$1,790	$7,004

Weighted-average common shares outstanding	37,865	37,405	37,812	37,341

(Loss) earnings per share, basic	$(0.06)	$0.06	$0.05	$0.19

Diluted
Net (loss) income	$(2,267)	$2,273	$1,790	$7,004

Weighted-average common shares outstanding, basic	37,865	37,405	37,812	37,341
Weighted-average effect of dilutive securities:
Stock options	—	1,201	849	1,241
RSUs	—	242	269	242
Warrants	—	3	1	4

Effect of assumed exercise of stock options, warrants and RSUs	—	1,446	1,119	1,487

Weighted-average common shares outstanding, diluted	37,865	38,851	38,931	38,828

(Loss) earnings per share, diluted	$(0.06)	$0.06	$0.05	$0.18

Outstanding options and RSUs excluded as impact would be antidilutive	1,146	31	54	27

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

The Company’s international revenue is from sales to customers based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2012		2011		2012		2011
U.S.	$61,239	58%	$59,411	57%	$116,931	54%	$111,323	54%
United Kingdom	18,329	18%	22,738	22%	36,467	17%	42,633	21%
Europe, other	12,686	12%	10,956	11%	27,244	13%	31,453	15%
Other	12,802	12%	10,413	10%	35,581	16%	20,469	10%

	$105,056	100%	$103,518	100%	$216,223	100%	$205,878	100%

The following table summarizes the Company’s concentration of credit risk associated with customers accounting for 10% or more of the Company’s total revenue and outstanding trade receivables.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Total Revenue	$105,056	$103,518	$216,223	$205,878
Customer A	10%	—	—	—

	As of June 30,	As of December 31,
(Dollars in thousands)	2012	2011
Trade receivables, net of allowances	$92,542	$98,293
Customer A	10%	—
Customer B	—	14%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, and the timing of recognizing revenue under existing term license agreements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition, the ongoing uncertainty and volatility in the global financial markets related to the European sovereign debt crisis, the ongoing consolidation in the financial services and healthcare markets, reliance on third party relationships, the potential loss of vendor specific objective evidence for our professional services, and management of the Company’s growth. These risks are described more completely in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of this Quarterly Report on Form 10-Q. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We focus our sales efforts on target accounts, which are large companies or divisions within companies and typically leaders in their industry. Our strategy is to sell a series of smaller licenses that are focused on specific purposes or areas of operations, rather than selling large enterprise licenses.

Our license revenue is primarily derived from sales of our PegaRULES Process Commander ® (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing business process management (“BPM”) applications that unifies business rules and business processes. Our solution frameworks, built on the capabilities of PRPC, are purpose or industry-specific collections of best practice functionality, which allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. Our products are simpler, easier to use and often result in shorter implementation periods than competitive enterprise software products. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance, healthcare, communications, energy, and government markets.

Our solution frameworks products include customer relationship management (“CRM”) software, which enables unified predictive decisioning and analytics and optimizes the overall customer experience. Our decision management products and capabilities are designed to manage processes so that all actions optimize the outcome based on business objectives. We continue to invest in the development of new products and intend to remain a leader in BPM, CRM, and decision management.

We also offer Pega Cloud, a service offering that allows customers to create and/or run Pega applications using an Internet-based infrastructure. This offering enables our customers to immediately build, test, and deploy their applications in a secure cloud environment while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud offering is included in professional services revenue.

We offer training for our staff, customers, and partners at our regional training facilities, at third party facilities in numerous other locations, and at customer sites. Beginning in 2012, we offer training online through Pega Academy, which provides an alternative way to learn our software in a virtual environment quickly and easily. We expect that this online training will help expand the number of trained experts at a faster pace, but at a lower average price per class.

Our total revenue during the second quarter of 2012 was slightly higher compared to the same period in 2011. Our total revenue increased 5% during the first six months of 2012 compared to the first six months of 2011. License revenue decreased 11% and 2% during the second quarter and first six months of 2012, respectively, compared to the same periods in 2011. Maintenance revenue increased 22% during the second quarter of 2012 and 17% during the first six months of 2012 compared to the same periods in 2011 primarily due to the growth in the aggregate value of the installed base of our software. During the first six months of 2012, we generated approximately $12.5 million in cash from operations and ended the quarter with $102.9 million in cash, cash equivalents, and marketable securities.

We believe that the ongoing challenges for our business include our ability to drive revenue growth despite the deteriorating European economic conditions, expand our expertise in new and existing industries, remain a leader in CRM and the decision management market, and continue being the leader in the BPM market.

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

Results of Operations

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011			2012	2011
Total revenue	$105,056	$103,518	$1,538	1%	$216,223	$205,878	$10,345	5%
Gross profit	$65,069	$63,121	$1,948	3%	$134,702	$125,465	$9,237	7%
Total operating expenses	$67,753	$59,887	$7,866	13%	$131,467	$116,667	$14,800	13%
(Loss) income from operations	$(2,684)	$3,234	$(5,918)	(183)%	$3,235	$8,798	$(5,563)	(63)%
(Loss) income before (benefit) provision for income taxes	$(3,168)	$3,331	$(6,499)	(195)%	$2,763	$10,025	$(7,262)	(72)%

The aggregate value of license arrangements executed during the second quarter and first six months of 2012 was significantly lower than in the same periods of 2011. The aggregate value of license arrangements executed fluctuates quarter to quarter. During the first six months of 2012 and 2011, approximately 67% and 52%, respectively, of license arrangements were executed with existing customers.

The increases in gross profit were primarily due to increases in maintenance revenue.

The increases in operating expenses were primarily due to the increases in selling and marketing and research and development expenses associated with higher headcount.

The decreases in income before provision for income taxes were primarily due to our operating expenses increasing faster than our revenue during the second quarter and first six months of 2012 compared to the same periods in 2011. During the first six months of 2012, the decrease was also due to a $1.2 million foreign currency transaction gain recorded in the first six months of 2011. See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

Revenue

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				Increase (Decrease)
(Dollars in thousands)	2012		2011				2012		2011
License revenue
Perpetual licenses	$13,030	42%	$20,710	60%	$(7,680)	(37)%	$33,449	50%	$44,281	65%	$(10,832)	(24)%
Term licenses	9,169	30%	6,927	20%	2,242	32%	22,908	34%	16,818	25%	6,090	36%
Subscription	8,800	28%	7,008	20%	1,792	26%	10,585	16%	7,008	10%	3,577	51%

Total license revenue	$30,999	100%	$34,645	100%	$(3,646)	(11)%	$66,942	100%	$68,107	100%	$(1,165)	(2)%

A change in the mix between perpetual and term license arrangements executed in a period varies based on customer needs. This may cause our revenues to vary materially quarter to quarter as a higher proportion of term license arrangements would cause our license revenue to be recognized over longer periods. The mix shifted to a higher proportion of term licenses executed in the second quarter and first six months of 2012 compared to the same periods in 2011. As a result, perpetual license revenue decreased while the aggregate value of payments due under term licenses increased in the second quarter to $158.9 million from $154.2 million at the end of the first quarter of 2012. In addition, some of our perpetual license arrangements include extended payment terms and others include additional rights of use that delay the recognition of revenue to future periods. The aggregate value of payments due under these perpetual and certain subscription licenses was $48.8 million as of June 30, 2012 compared to $44.7 million as of June 30, 2011. See the table of future cash receipts by year from these perpetual licenses and certain subscription licenses on page 23.

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The increases in term license revenue were primarily due to the significant value of term license arrangements executed during the fourth quarter of 2011. As a result of the significant increase in new term license arrangements executed during 2011, the aggregate value of payments due under these term licenses grew to $158.9 million as of June 30, 2012 compared to $85.9 million as of June 30, 2011. The aggregate value of future payments due under non-cancellable term licenses as of June 30, 2012 includes $17.1 million of term license payments that we expect to recognize as revenue during the remainder of 2012. Our term license revenue for the remainder of 2012 could be higher than $17.1 million as we complete new term license agreements in 2012 or if we receive prepayments under existing term license agreements. See the table of future cash receipts by year from these term licenses on page 23.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on perpetual license arrangements that include a right to unspecified future products. Subscription revenue does not include revenue from our Pega Cloud offerings. The timing of scheduled payments under customer arrangements may limit the amount of revenue that can be recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The increases in subscription revenue were primarily due to the revenue recognized in the second quarter and first six months of 2012 on two arrangements for which revenue recognition criteria had not been met for the same periods in 2011.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Maintenance revenue
Maintenance	$34,495	$28,294	$6,201	22%	$65,340	$55,742	$9,598	17%

The increases in maintenance revenue were primarily due to the growth in the aggregate value of the installed base of our software as well as the revenue recognition of a $2 million one-time fee associated with a customer maintenance agreement. As a result, we expect that maintenance revenue will be lower in the third quarter of 2012, but higher than in the first quarter of 2012.

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				Increase
(Dollars in thousands)	2012		2011				2012		2011
Professional services revenue
Consulting Services	$37,857	96%	$38,838	96%	$(981)	(3)%	$80,276	96%	$78,567	96%	$1,709	2%
Training	1,705	4%	1,741	4%	(36)	(2)%	3,665	4%	3,462	4%	203	6%

Total Professional services	$39,562	100%	$40,579	100%	$(1,017)	(3)%	$83,941	100%	$82,029	100%	$1,912	2%

Professional services are primarily consulting services related to new license implementations. The increase in consulting services revenue for the first six months of 2012 compared to the same period in 2011 was primarily due to the recognition of revenue on three large projects during the first quarter of 2012. The decrease in consulting services revenue during the second quarter of 2012 compared to the same period in 2011 was primarily due to the completion of work on several large time and material projects. Our consulting services revenue may fluctuate quarter to quarter based on customer operational requirements and budget availability, the number of license arrangements executed, and the mix of services performed by us or our enabled partners. We expect our consulting services revenue will be higher in the third quarter of 2012.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Gross Profit
Software license	$29,420	$33,014	$(3,594)	(11)%	$63,764	$64,802	$(1,038)	(2)%
Maintenance	30,777	25,034	5,743	23%	58,013	49,108	8,905	18%
Professional services	4,872	5,073	(201)	(4)%	12,925	11,555	1,370	12%

Total gross profit	$65,069	$63,121	$1,948	3%	$134,702	$125,465	$9,237	7%

Total gross profit %	62%	61%			62%	61%
Software license gross profit %	95%	95%			95%	95%
Maintenance gross profit %	89%	88%			89%	88%
Professional services gross profit %	12%	13%			15%	14%

Gross profit percent for each of software license, maintenance and professional services was consistent in the second quarter and first six months of 2012 compared to the same periods in 2011.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Amortization of intangibles:
Cost of software license	$1,540	$1,571	$(31)	(2)%	$3,108	$3,142	$(34)	(1)%
Selling and marketing	1,232	1,232	—	—%	2,464	2,464	—	—%
General and Administrative	5	26	(21)	(81)%	10	93	(83)	(89)%

Total amortization expense	$2,777	$2,829	$(52)	(2)%	$5,582	$5,699	$(117)	(2)%

The decrease in amortization expense was due to the trade name intangible asset being fully amortized in 2011 and the technology designs intangible asset being fully amortized in the first quarter of 2012.

Operating expenses

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Selling and marketing
Selling and marketing	$41,188	$37,208	$3,980	11%	$79,583	$71,244	$8,339	12%
As a percent of total revenue	39%	36%			37%	35%
Selling and marketing headcount at June 30					514	410	104	25%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

We continue to create additional sales capacity by increasing sales headcount to target new accounts in existing industries, as well as to expand coverage in new industries and geographies. The increase in selling and marketing expenses during the second quarter of 2012 compared to the same period in 2011 was primarily due to a $6.2 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $2.4 million decrease in commission expense associated with the lower value of license arrangements executed in the second quarter of 2012 compared to the second quarter of 2011.

The increase in selling and marketing expenses during the first six months of 2012 compared to the same period in 2011 was primarily due to a $10.1 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $2.1 million decrease in commission expense associated with the lower value of license arrangements executed during the first six months of 2012 compared to the same period in 2011.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Research and development
Research and development	$18,901	$15,696	$3,205	20%	$37,905	$30,829	$7,076	23%
As a percent of total revenue	18%	15%			18%	15%
Research and development headcount at June 30					599	423	176	42%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects the growth in our Indian research facility. The increase in offshore headcount lowered our average compensation expense per employee.

The increases in research and development expenses during the second quarter and first six months of 2012 compared to the same periods in 2011 were primarily due to increases in compensation and benefit expenses associated with higher headcount of approximately $2 million and $4.6 million, respectively, and increases in rent and rent related expenses associated with the build-out of our world-wide facilities of $0.7 million and $1.6 million, respectively.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
General and administrative
General and administrative	$7,664	$6,839	$825	12%	$13,979	$13,971	$8	—%
As a percent of total revenue	7%	7%			6%	7%
General and administrative headcount at June 30					240	198	42	21%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with finance, legal, corporate governance, and other administrative headcount. It also includes accounting, legal, and other administrative fees. The general and administrative headcount includes employees in human resources, information technology and corporate services departments whose costs are allocated to the rest of the Company’s functional departments.

The increase in general and administrative expenses during the second quarter of 2012 compared to the same period in 2011 was primarily due to a $0.9 million increase in compensation associated with higher headcount.

As a result of our lease arrangement for our new office headquarters, we expect to cease use of our current headquarter offices in the second half of 2012. Accordingly, in June 2011, we revised the remaining useful lives of certain leasehold improvements and furniture and fixtures and recorded incremental depreciation expense of approximately $0.1 million and $0.2 million during the second quarter and first six months of 2012, respectively. We recorded approximately $1.5 million and $3 million of rent expense under the new lease arrangement during the second quarter and first six months of 2012, respectively. For the second quarter of 2012, we recorded approximately $0.5 million of this rent and depreciation in cost of services and approximately $1.1 million in operating expenses. For the first six months of 2012, we recorded approximately $0.9 million of this rent and depreciation in cost of services and approximately $2.3 million in operating expenses.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of income:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Cost of services	$884	$553	$331	60%	$1,861	$1,350	$511	38%
Operating expenses	2,102	1,312	790	60%	3,977	3,050	927	30%

Total stock-based compensation before tax	2,986	1,865	1,121	60%	5,838	4,400	1,438	33%
Income tax benefit	(990)	(613)			(1,866)	(1,499)

The increases in stock-based compensation expense during the second quarter and first six months of 2012 compared to the same periods in 2011 were primarily due to the higher value of the annual periodic equity grant and the timing of the annual board of directors equity grant, which for 2012 occurred in the second quarter of 2012, as compared to 2011, which occurred in the third quarter of 2011.

Non-operating income and expenses, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2012	2011			2012	2011
Foreign currency transaction (loss) gain	$(841)	$173	$(1,014)	(586)%	$(101)	$1,189	$(1,290)	(108)%
Interest income, net	94	91	3	3%	205	177	28	16%
Other income (expense), net	263	(167)	430	(257)%	(576)	(139)	(437)	314%

Non-operating income (loss) and expenses, net	$(484)	$97	$(581)	(599)%	$(472)	$1,227	$(1,699)	(138)%

We hold foreign currency denominated accounts receivable and cash in our U.S. operating company where the functional currency is the U.S. dollar. As a result, these receivables and cash are subject to foreign currency transaction gains and losses when there are changes in exchange rates between the U.S. dollar and foreign currencies. The fluctuations in foreign currency transaction gains and losses were primarily due to the changes in the value of the British pound and Euro relative to the U.S. dollar during the second quarter and first six months of 2012 and 2011.

Beginning in the second quarter of 2011, we enter into forward foreign currency contracts to manage our exposure to changes in foreign currency exchange rates affecting the foreign currency denominated accounts receivable and cash held by our U.S. operating company. We have not designated these forward foreign currency contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other income (expense), net. The fluctuations in the value of these forward foreign currency contracts recorded in other income (expense), net, partially offset in net income the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable and cash held by the U.S. operating company recorded in foreign currency transaction gain.

The total change in the fair value of our forward foreign currency contracts recorded in other income (expense), net, during the second quarter and first six months of 2012 was a gain of $0.2 million and a loss of $0.6 million, respectively. During the second quarter and first six months of 2011, the total change in the fair value of the Company’s forward foreign currency contracts recorded in other income (expense), net, was a loss of $0.2 million.

Provision for income taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the second quarter of 2012 and 2011, we recorded a benefit of $0.9 million and a provision of $1.1 million, respectively, which resulted in an effective tax rate of 28.4% and 31.8%, respectively. During the first six months of 2012 and 2011, we recorded provisions of $1 million and $3 million, respectively, which resulted in an effective tax rate of 35.2% and 30.1%, respectively.

Our effective tax rates were below the statutory federal income tax rate primarily due to the benefit related to the current period domestic production activities and the benefit from the SEZ India tax holiday.

Liquidity and capital resources

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash provided by (used in)
Operating activities	$12,527	$17,220
Investing activities	(12,502)	(20,139)
Financing activities	(4,717)	(2,173)
Effect of exchange rate on cash	(834)	948

Net decrease in cash and cash equivalents	$(5,526)	$(4,144)

	As of June 30, 2012	As of December 31, 2011
Total cash, cash equivalents, and marketable securities	$102,864	$111,432

The decrease in cash, cash equivalents, and marketable securities was primarily due to lower net income. We believe that our current cash, cash equivalents, and cash flow from operations in 2012 will be sufficient to fund our operations and our share repurchase program for at least the next 12 months.

In June 2011, we entered into a lease arrangement for our new office headquarters in Cambridge, Massachusetts commencing on July 1, 2011 and terminating on December 31, 2023, subject to our option to extend for two additional five-year periods. We will continue to pay our monthly rent under the lease for our existing offices in Cambridge, Massachusetts, through the remaining term of that lease, which is scheduled to expire on May 31, 2013. We invested approximately $0.1 million in the first six months of 2012 net of our landlord tenant improvement allowance, and we expect to invest approximately $11.3 million in the remainder of 2012, net of our landlord tenant improvement allowance, for furniture, fixtures, IT equipment, and leasehold improvements for our new office headquarters.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Approximately $41.9 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary components of cash provided by operating activities during the first six months of 2012 were net income of $1.8 million, a $5.8 million decrease in accounts receivable due to higher collections, and a $2.0 million increase in deferred revenue.

The primary components of cash provided by operating activities during the first six months of 2011 were an $18.4 million increase in deferred revenue primarily resulting from the difference in timing of billings and revenue recognition for annual maintenance and for a customer arrangement executed in the second quarter of 2011, and $7 million of net income, partially offset by a $15.8 million increase in accounts receivable related to billings and the increase in revenue.

Future Cash Receipts from License Arrangements

Total contractual future cash receipts due from our existing license agreements was approximately $207.7 million as of June 30, 2012 compared to $130.6 million as of June 30, 2011. The future cash receipts due as of June 30, 2012 are summarized as follows:

As of June 30, (in thousands)	Contractual payments for term licenses not recorded on the balance sheet(1)	Other contractual license payments not recorded on the balance sheet(2)	Total
Remainder of 2012	$17,083	$12,856	$29,939
2013	40,668	11,754	52,422
2014	38,346	7,544	45,890
2015	33,755	7,320	41,075
2016 and thereafter	29,056	9,359	38,415

Total	$158,908	$48,833	$207,741

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.
(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the first six months of 2012, we invested $14.9 million primarily in leasehold improvements for our U.S. and India offices.

During the first six months of 2011, cash used in investing activities was primarily for purchases of marketable debt securities of $25.4 million, partially offset by the proceeds received from the sales and maturities of marketable debt securities of $8.8 million.

Cash used in financing activities

Cash used in financing activities during the first six months of 2012 and 2011 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $86.3 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first six months of 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$13,963		$13,237
Repurchases paid	76,471	(2,477)	56,530	(2,064)
Repurchases unsettled	1,452	(46)		—

Authorization remaining as of June 30,		$11,440		$11,173

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first six months of 2012 and 2011, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 321,000 shares and 394,000 shares, respectively, of which only 187,000 shares and 237,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first six months of 2012 and 2011, instead of receiving cash from the equity holders, we withheld shares with a value of $2.8 million and $3.5 million, respectively, for withholding taxes and $1.8 million and $2.4 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first six months of 2012 and 2011.

Dividends

The Company declared a cash dividend of $0.03 per share for each quarter in the first six months of 2012 and 2011, and paid cash dividends of $2.3 million in the first six months of 2012 and $2.2 million in the first six months of 2011. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of the first trading day of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first six months of 2012. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our market risk exposure.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Except as described below, there have been no material changes during the first six months of 2012 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

The ongoing uncertainty and volatility in the global financial markets related to the European sovereign debt crisis may adversely affect the Company’s operating results.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European customers and reducing the translation of Euro based revenues into U.S. dollars. For the first six months of 2012, approximately 11% of our revenues were derived from countries which use the Euro as their primary currency. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales in and to such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established. In addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the second quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands)(1)
4/1/12-4/30/12	9,570	$37.12	9,570	$12,777
5/1/12-5/31/12	28,335	33.28	28,335	11,834
6/1/12-6/30/12	12,635	31.18	12,635	11,440

Total	50,540	$33.48

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase of $86.3 million of our common stock. On November 9, 2011, we announced that our Board of Directors approved a $5.6 million increase in the remaining funds available under the program expiring on December 31, 2011, and an extension of the expiration date to December 31, 2012. Under this program, the “Current Program”, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed or furnished, as the case may be, as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date: August 9, 2012	By:	/s/ CRAIG DYNES
Craig Dynes
Senior Vice President, Chief Financial Officer
(principal financial officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

3.1	Amendment to Restated Articles of Organization of the Registrant. (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer. (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer. (furnished herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer. (furnished herewith)

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.