Form 10-Q
period 2012-09-30
PEGASYSTEMS INC
filed 2012-11-08
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from                      to

Commission File Number: 1-11859

PEGASYSTEMS INC.

(Exact name of Registrant as specified in its charter)

Massachusetts	04-2787865

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Rogers Street Cambridge, MA	02142-1209

(Address of principal executive offices)	(Zip Code)

101 Main Street Cambridge, MA	02142-1590

(Former address of principal executive offices)	(Zip Code)

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

There were 37,887,686 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 29, 2012.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$66,237	$60,353
Marketable securities	45,092	51,079

Total cash, cash equivalents, and marketable securities	111,329	111,432
Trade accounts receivable, net of allowance of $1,274 and $926	80,849	98,293
Deferred income taxes	9,823	9,826
Income taxes receivable	10,776	7,545
Other current assets	6,276	4,865

Total current assets	219,053	231,961
Property and equipment, net	31,285	14,458
Long-term deferred income taxes	43,835	43,286
Long-term other assets	1,767	2,186
Intangible assets, net	61,009	69,369
Goodwill	20,451	20,451

Total assets	$377,400	$381,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,548	10,899
Accrued expenses	17,311	18,336
Accrued compensation and related expenses	26,779	39,170
Deferred revenue	74,784	73,840

Total current liabilities	123,422	142,245
Income taxes payable	9,113	9,547
Long-term deferred revenue	17,423	15,367
Other long-term liabilities	14,394	5,796

Total liabilities	164,352	172,955

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 100,000 shares and 70,000 shares authorized; 37,900 shares and 37,712 shares issued and outstanding	379	377
Additional paid-in capital	134,614	129,701
Retained earnings	75,078	77,029
Accumulated other comprehensive income	2,977	1,649

Total stockholders’ equity	213,048	208,756

Total liabilities and stockholders’ equity	$377,400	$381,711

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Software license	$28,575	$25,346	$95,517	$93,453
Maintenance	32,317	29,971	97,657	85,713
Professional services	40,765	40,186	124,706	122,215

Total revenue	101,657	95,503	317,880	301,381

Cost of revenue:
Cost of software license	1,585	1,637	4,763	4,942
Cost of maintenance	3,745	2,980	11,072	9,614
Cost of professional services	32,335	37,194	103,351	107,668

Total cost of revenue	37,665	41,811	119,186	122,224

Gross profit	63,992	53,692	198,694	179,157

Operating expenses:
Selling and marketing	36,893	32,463	116,476	103,707
Research and development	19,506	16,218	57,411	47,047
General and administrative	7,192	7,222	21,171	21,193
Acquisition-related costs	—	—	—	482
Restructuring costs	—	(203)	—	(62)

Total operating expenses	63,591	55,700	195,058	172,367

Income (loss) from operations	401	(2,008)	3,636	6,790
Foreign currency transaction gain (loss)	438	(1,049)	337	140
Interest income, net	113	102	318	279
Other (expense) income, net	(920)	504	(1,496)	365

Income (loss) before provision (benefit) for income taxes	32	(2,451)	2,795	7,574
Provision (benefit) for income taxes	363	(7,410)	1,336	(4,389)

Net (loss) income	$(331)	$4,959	$1,459	$11,963

(Loss) earnings per share:
Basic	$(0.01)	$0.13	$0.04	$0.32
Diluted	$(0.01)	$0.13	$0.04	$0.31

Weighted-average number of common shares outstanding
Basic	37,881	37,588	37,834	37,425
Diluted	37,881	38,930	38,897	38,864
Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net (loss) income	$(331)	$4,959	$1,459	$11,963
Other comprehensive income (loss), net of tax:
Unrealized gain on securities, net of tax	33	13	80	39
Foreign currency translation adjustments	1,315	(741)	1,248	1,023

Total other comprehensive income (loss)	1,348	(728)	1,328	1,062

Comprehensive income	$1,017	$4,231	$2,787	$13,025

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$1,459	$11,963
Adjustment to reconcile net income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(3,161)	(6,628)
Deferred income taxes	(511)	1,092
Depreciation and amortization	13,986	12,648
Stock-based compensation expense	8,622	6,722
Foreign currency transaction loss	785	624
Other non-cash items	4,604	528
Change in operating assets and liabilities:
Trade accounts receivable	17,769	2,264
Income taxes receivable and other current assets	(1,471)	(4,903)
Accounts payable and accrued expenses	(20,976)	(8,983)
Deferred revenue	2,747	8,250
Other long-term assets and liabilities	5,231	(3,930)

Cash provided by operating activities	29,084	19,647

Investing activities:
Purchase of marketable securities	(13,336)	(49,689)
Matured and called marketable securities	18,465	14,738
Sale of marketable securities	—	4,048
Investment in property and equipment	(21,875)	(5,108)

Cash used in investing activities	(16,746)	(36,011)

Financing activities:
Issuance of common stock for share-based compensation plans	753	2,164
Excess tax benefits from exercise or vesting of equity awards	3,161	6,628
Dividend payments to shareholders	(3,404)	(3,365)
Common stock repurchases for tax withholdings for net settlement of equity awards	(3,650)	(5,488)
Common stock repurchases under share repurchase programs	(3,910)	(3,460)

Cash used in financing activities	(7,050)	(3,521)

Effect of exchange rate on cash and cash equivalents	596	361

Net increase (decrease) in cash and cash equivalents	5,884	(19,524)
Cash and cash equivalents, beginning of period	60,353	71,127

Cash and cash equivalents, end of period	$66,237	$51,603

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

Basis of Presentation

Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

3.	MARKETABLE SECURITIES

(in thousands)	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$28,700	79	(4)	$28,775
Corporate bonds	14,212	105	—	14,317
Government sponsored enterprise bonds	2,000	—	—	2,000

	$44,912	184	(4)	$45,092

(in thousands)	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$27,968	74	(2)	$28,040
Corporate bonds	15,058	16	(34)	15,040
Government sponsored enterprise bonds	8,001	2	(4)	7,999

	$51,027	92	(40)	$51,079

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of September 30, 2012, remaining maturities of marketable debt securities ranged from November 2012 to December 2014, with a weighted-average remaining maturity of approximately 11 months.

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

During the first nine months of 2012, the Company entered into and settled forward foreign currency contracts to sell €48.9 million and £39 million and receive in exchange $123.6 million. During the first nine months of 2011, the Company entered into and settled forward foreign currency contracts to sell €22.5 million and £16.5 million and receive in exchange $58.6 million. As of September 30, 2012 and December 31, 2011, the Company did not have any forward foreign currency contracts outstanding. During the third quarter and first nine months of 2012, the change in the fair value of the Company’s forward foreign currency contracts recorded in other (expense) income, net, was a loss of $0.9 million and $1.5 million, respectively. During the third quarter and first nine months of 2011, the change in the fair value of the Company’s forward foreign currency contracts recorded in other (expense) income, net, was a gain of $0.5 million and $0.3 million, respectively.

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,270	$3,270	$—

Marketable securities:

Government sponsored enterprise bonds	$2,000	$—	$2,000
Corporate bonds	14,317	14,317	—
Municipal bonds	28,775	13,575	15,200

Total marketable securities	$45,092	$27,892	$17,200

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,067	$3,067	$—

Marketable securities:

Municipal bonds	$28,040	$6,110	$21,930
Corporate bonds	15,040	15,040	0
Government sponsored enterprise bonds	7,999	2,001	5,998

Total marketable securities	$51,079	$23,151	$27,928

Assets Measured at Fair Value on a Nonrecurring Basis

Assets not recorded at fair value on a recurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first nine months of 2012 and 2011, the Company did not recognize any nonrecurring fair value measurements from impairments.

6.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

(in thousands)	September 30, 2012	December 31, 2011
Trade accounts receivable	$63,370	$77,123
Unbilled trade accounts receivable	18,753	22,096

Total accounts receivable	82,123	99,219

Allowance for doubtful accounts	—	(31)
Allowance for sales credit memos	(1,274)	(895)

Total allowance	(1,274)	(926)

	$80,849	$98,293

Unbilled trade accounts receivable relate to services earned under time and material arrangements, and maintenance and license arrangements that had not been invoiced as of September 30, 2012 and December 31, 2011, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill during the first nine months of 2012.

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from 5 to 9 years.

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of September 30, 2012

Customer related intangibles	$44,355	$(11,910)	$32,445
Technology	43,446	(14,891)	28,555
Trade name	248	(248)	—
Technology designs	490	(490)	—
Non-compete agreements	100	(91)	9
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(29,030)	$61,009

	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2011

Customer related intangibles	$44,355	$(8,214)	$36,141
Technology	43,446	(10,269)	33,177
Trade name	248	(248)	—
Technology designs	490	(463)	27
Non-compete agreements	100	(76)	24
Intellectual property	1,400	(1,400)	—

Total	$90,039	$(20,670)	$69,369

For the third quarter and first nine months of 2012 and 2011, amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Cost of software license	$1,541	$1,571	$4,649	$4,713
Selling and marketing	1,232	1,232	3,696	3,696
General and administrative	5	5	15	98

Total amortization expense	$2,778	$2,808	$8,360	$8,507

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) As of September 30, 2012	Future estimated amortization expense
Remainder of 2012	$2,777
2013	11,095
2014	9,489
2015	8,688
2016	8,688
2017	8,688
Thereafter	11,584

$61,009

8.	ACCRUED EXPENSES

(in thousands)	September 30, 2012	December 31, 2011
Other taxes	$2,351	$2,759
Restructuring	429	626
Professional fees	1,191	1,146
Income taxes	670	1,954
Professional services partners fees	725	120
Short-term deferred rent	1,671	1,428
Self-insurance health and dental claims	1,709	1,931
Dividends payable	1,138	1,132
Employee reimbursable expenses	1,785	897
Construction in process	627	—
Other	5,015	6,343

	$17,311	$18,336

9.	DEFERRED REVENUE

(in thousands)	September 30, 2012	December 31, 2011
Software license	$13,686	$15,005
Maintenance	52,761	50,916
Professional services and other	8,337	7,919

Current deferred revenue	74,784	73,840

Software license	17,312	13,532
Maintenance and professional services	111	1,835

Long-term deferred revenue	17,423	15,367

	$92,207	$89,207

10.	ACCRUED RESTRUCTURING COSTS

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

A summary of the restructuring activity during the first nine months of 2012 is as follows:

(in thousands)	Personnel	Facilities	Total
Balance as of December 31, 2011	$243	$800	$1,043
Cash payments	(243)	(258)	(501)

Balance as of September 30, 2012	$—	$542	$542

(in thousands)	September 30, 2012	December 31, 2011

Reported as:
Accrued expenses	$429	$626
Other long-term liabilities	113	417

	$542	$1,043

11.	STOCK-BASED COMPENSATION

For the third quarter and first nine months of 2012 and 2011, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Cost of services	$849	$659	$2,710	$2,009
Operating expenses	1,935	1,663	5,912	4,713

Total stock-based compensation before tax	$2,784	$2,322	$8,622	$6,722
Income tax benefit	(915)	(676)	(2,781)	(2,175)

During the first nine months of 2012, the Company issued approximately 296,000 shares to its employees under the Company’s share-based compensation plans.

During the first nine months of 2012, the Company granted approximately 156,000 restricted stock units (“RSUs”) with a total fair value of $5.2 million. Approximately 52,000 RSUs were issued in connection with the election by employees to receive 50% of their 2012 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. Stock-based compensation of approximately $1.9 million associated with this RSU grant will be recognized over one year.

As of September 30, 2012, the Company had approximately $10.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic
Net (loss) income	$(331)	$4,959	$1,459	$11,963

Weighted-average common shares outstanding	37,881	37,588	37,834	37,425

(Loss) earnings per share, basic	$(0.01)	$0.13	$0.04	$0.32

Diluted
Net (loss) income	$(331)	$4,959	$1,459	$11,963

Weighted-average common shares outstanding, basic	37,881	37,588	37,834	37,425
Weighted-average effect of dilutive securities:
Stock options	—	1,078	817	1,187
RSUs	—	261	246	249
Warrants	—	3	—	3

Effect of assumed exercise of stock options, warrants and RSUs	—	1,342	1,063	1,439

Weighted-average common shares outstanding, diluted	37,881	38,930	38,897	38,864

(Loss) earnings per share, diluted	$(0.01)	$0.13	$0.04	$0.31

Outstanding options and RSUs excluded as impact would be antidilutive	1,865	27	55	27

13.	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2012		2011		2012		2011
U.S.	$56,475	56%	$49,166	51%	$173,406	55%	$160,489	53%
United Kingdom	18,862	18%	17,822	19%	55,329	17%	60,455	20%
Europe, other	12,836	13%	19,515	21%	45,051	14%	52,884	18%
Other	13,484	13%	9,000	9%	44,094	14%	27,553	9%

	$101,657	100%	$95,503	100%	$317,880	100%	$301,381	100%

There were no customers accounting for 10% or more of the Company’s total revenue during the third quarter and first nine months of 2012 and 2011. There was one customer that accounted for 10% or more of the Company’s outstanding trade receivables, net, as of December 31, 2011, as listed below.

	As of September 30,	As of December 31,
(Dollars in thousands)	2012	2011
Trade receivables, net of allowances	$80,849	$98,293
Customer A	—	14%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, and the timing of recognizing revenue under existing term license agreements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition, the ongoing uncertainty and volatility in the global financial markets related to the European sovereign debt crisis and the so-called “fiscal cliff” in the U.S., the ongoing consolidation in the financial services and healthcare markets, reliance on third party relationships, the potential loss of vendor specific objective evidence for our professional services, and management of the Company’s growth. These risks are described more completely in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of this Quarterly Report on Form 10-Q. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business overview

We develop, market, license, and support software, which allows organizations to build, deploy, and change enterprise applications easily and quickly. Our unified software platform includes all the necessary elements and technologies to build enterprise applications in a fraction of the time it would take with competitive disjointed architectures, by directly capturing business objectives, automating programming, and automating work. Our customers use our software to improve their customer service and customer experience, generate new business, and enhance productivity and profitability. We also provide professional services, maintenance, and training related to our software.

We focus our sales efforts on target accounts, which are large companies or divisions within companies and typically leaders in their industry. Our strategy is to sell a series of smaller licenses that are focused on specific purposes or areas of operations, rather than sell large enterprise licenses.

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

We also license Pega Cloud, a service offering that allows customers to create and/or run Pega applications using an Internet-based infrastructure. This offering enables our customers to immediately build, test, and deploy their applications in a secure cloud environment while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud offering is included in professional services revenue.

We offer training for our customers and partners at our regional training facilities, at numerous third party facilities, and at customer sites. In 2012, we began offering training online through Pega Academy, which provides an alternative way to learn our software in a virtual environment quickly and easily. We expect that this online training will help expand the number of trained experts at a faster pace, but at a lower average price per student per class.

Our total revenue during the third quarter and first nine months of 2012 increased 6% and 5%, respectively, compared to the same periods in 2011. License revenue increased 13% and 2% during the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011. The slower growth in our license revenue for the first nine months of 2012 was mainly due to a higher proportion of term than perpetual license arrangements executed. It was also due to customer delays in signing arrangements due to uncertain U.S. economic conditions and the weak European economy. Maintenance revenue increased 8% during the third quarter of 2012 and 14% during the first nine months of 2012 compared to the same periods in 2011 primarily due to the growth in the aggregate value of the installed base of our software and continued strong renewal rates. The professional services gross margins increased to 21% in the third quarter of 2012 largely due to lower on-boarding time and expenses associated with reduced hiring as more of our customers became enabled and more implementation projects were led by our partners. During the first nine months of 2012, we generated approximately $29.1 million in cash from operations due to our strong collections and ended the quarter with $111.3 million in cash, cash equivalents, and marketable securities.

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

Results of Operations

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011			2012	2011
Total revenue	$101,657	$95,503	$6,154	6%	$317,880	$301,381	$16,499	5%
Gross profit	$63,992	$53,692	$10,300	19%	$198,694	$179,157	$19,537	11%
Total operating expenses	$63,591	$55,700	$7,891	14%	$195,058	$172,367	$22,691	13%
Income (loss) from operations	$401	$(2,008)	$2,409	(120)%	$3,636	$6,790	$(3,154)	(46)%

Income (loss) before provision (benefit) for income taxes	$32	$(2,451)	$2,483	(101)%	$2,795	$7,574	$(4,779)	(63)%

The aggregate value of license arrangements executed during the third quarter of 2012 was significantly higher than in the third quarter of 2011. However, for the first nine months of 2012, the aggregate value of license arrangements executed were lower compared to the same period in 2011 due to the continued weak global economic conditions, especially in Europe, where the value of new license arrangements executed was almost 50% lower. The aggregate value of license arrangements executed fluctuates quarter to quarter. During the first nine months of 2012 and 2011, approximately 69% and 55%, respectively, of license arrangements were executed with existing customers.

The increase in gross profit during the third quarter of 2012 compared to the same period in 2011 was primarily due to an increase in license revenue and lower consulting services expenses. The increase in gross profit during the first nine months of 2012 compared to the same period in 2011 was primarily due to the increase in maintenance revenue and lower consulting services expenses.

The increases in operating expenses were primarily due to the increases in selling and marketing and research and development expenses associated with higher headcount.

While income before provision for income taxes increased during the third quarter of 2012 compared to the same period in 2011, it decreased during the first nine months of 2012 compared to the same period in 2011. The decrease was primarily due to our operating expenses, associated with increased hiring, growing faster than our revenue. The decrease was also due to a $1.5 million loss on our forward foreign currency contracts recorded in the first nine months of 2012 compared to a gain of $0.3 million recorded in the first nine months of 2011. See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

Revenue

	Three Months Ended September 30,				Increase		Nine Months Ended September 30,				Increase (Decrease)

(Dollars in thousands)	2012		2011				2012		2011

License revenue

Perpetual licenses	$16,999	60%	$15,527	61%	$1,472	9%	$50,448	53%	$59,808	64%	$(9,360)	(16)%

Term licenses	9,742	34%	9,034	36%	708	8%	32,650	34%	25,852	28%	6,798	26%

Subscription	1,834	6%	785	3%	1,049	134%	12,419	13%	7,793	8%	4,626	59%

Total license revenue	$28,575	100%	$25,346	100%	$3,229	13%	$95,517	100%	$93,453	100%	$2,064	2%

The mix between perpetual and term license arrangements executed in a particular period varies based on customer needs. A change in the mix between perpetual and term license arrangements executed over time may cause our revenues to vary materially as a higher proportion of term license arrangements would result in license revenue to be recognized over longer periods as payments become due or earlier if prepaid. Since the fourth quarter of 2011, the mix has moved toward term licenses resulting in higher term and lower perpetual license revenue during the first nine months of 2012 compared to the same period in 2011. In addition, some of our perpetual license arrangements include extended payment terms and some others include additional rights of use that also delay the recognition of revenue over longer periods.

The aggregate value of payments due under noncancellable term licenses grew to $155.9 million as of September 30, 2012 compared to $84.5 million as of September 30, 2011. We expect to recognize $8.6 million of the $155.9 million as revenue during the fourth quarter of 2012 in addition to new term license agreements we may complete or prepayments we may receive for existing term license agreements in the fourth quarter of 2012. The aggregate value of payments due under perpetual license arrangements was $39.4 million as of September 30, 2012 compared to $36 million as of September 30, 2011. See the table of future cash receipts on page 23.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on perpetual license arrangements that include a right to unspecified future products. Subscription revenue does not include revenue from our Pega Cloud offerings. The timing of scheduled payments under customer arrangements may limit the amount of revenue that can be recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The increases in subscription revenue were primarily due to the revenue recognized in the third quarter and first nine months of 2012 on some arrangements for which revenue recognition criteria had not been met for the same periods in 2011.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Maintenance revenue
Maintenance	$32,317	$29,971	$2,346	8%	$97,657	$85,713	$11,944	14%

The increases in maintenance revenue were primarily due to the growth in the aggregate value of the installed base of our software and continued strong renewal rates. For the first nine months of 2012, the increase was also due to the revenue recognition of a $2 million one-time fee associated with a customer maintenance agreement during the second quarter of 2012.

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase (Decrease)

(Dollars in thousands)	2012		2011				2012		2011

Professional services revenue
Consulting Services	$39,549	97%	$38,436	96%	$1,113	3%	$119,825	96%	$117,003	96%	$2,822	2%
Training	1,216	3%	1,750	4%	(534)	(31)%	4,881	4%	5,212	4%	(331)	(6)%

Total Professional services	$40,765	100%	$40,186	100%	$579	1%	$124,706	100%	$122,215	100%	$2,491	2%

Professional services are primarily consulting services related to new license implementations. Our consulting services revenue may fluctuate quarter to quarter based on customer requirements and budget availability, the number of license arrangements executed, and the mix of services performed by us or our enabled partners. The slight increases in our consulting services revenue were as a result of more customers becoming enabled and our partners leading more implementation projects.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Gross Profit
Software license	$26,990	$23,709	$3,281	14%	$90,754	$88,511	$2,243	3%
Maintenance	28,572	26,991	1,581	6%	86,585	76,099	10,486	14%
Professional services	8,430	2,992	5,438	182%	21,355	14,547	6,808	47%

Total gross profit	$63,992	$53,692	$10,300	19%	$198,694	$179,157	$19,537	11%

Total gross profit %	63%	56%			63%	59%
Software license gross profit %	94%	94%			95%	95%
Maintenance gross profit %	88%	90%			89%	89%
Professional services gross profit %	21%	7%			17%	12%

As a result of the increased number of customer and partner led implementations, we have slowed the hiring of professional services personnel, reducing non-billable on-boarding time and increasing utilization rates of our staff, resulting in higher gross profit percentages. If we increase our hiring pace in future periods, we may incur enablement costs that may result in lower professional services gross profit percentages.

	Three Months Ended September 30,		(Decrease)		Nine Months Ended September 30,		(Decrease)
(Dollars in thousands)	2012	2011			2012	2011
Amortization of intangibles:
Cost of software license	$1,541	$1,571	$(30)	(2)%	$4,649	$4,713	$(64)	(1)%
Selling and marketing	1,232	1,232	—	—	3,696	3,696	—	—%
General and Administrative	5	5	—	—	15	98	(83)	(85)%

Total amortization expense	$2,778	$2,808	$(30)	(1)%	$8,360	$8,507	$(147)	(2)%

The decreases in amortization expense were due to the amortization in full of the trade name intangible asset in 2011 and the technology designs intangible asset in the first quarter of 2012.

Operating expenses

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Selling and marketing
Selling and marketing	$36,893	$32,463	$4,430	14%	$116,476	$103,707	$12,769	12%
As a percent of total revenue	36%	34%			37%	34%
Selling and marketing headcount at September 30					524	430	94	22%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

We continue to create additional sales capacity by increasing sales headcount to target new accounts in existing industries, as well as to expand coverage in new industries and geographies. The increase in selling and marketing expenses during the third quarter of 2012 compared to the same period in 2011 was primarily due to a $4.3 million increase in compensation and benefit expenses associated with higher headcount. The increase in selling and marketing expenses during the first nine months of 2012 compared to the same period in 2011 was primarily due to a $14.4 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $2.2 million decrease in commission expense associated with the lower value of license arrangements executed during the first nine months of 2012 compared to the same period in 2011.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Research and development
Research and development	$19,506	$16,218	$3,288	20%	$57,411	$47,047	$10,364	22%
As a percent of total revenue	19%	17%			18%	16%
Research and development headcount at September 30,					713	467	246	53%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects the growth in our Indian research facility.

The increases in research and development expenses during the third quarter and first nine months of 2012 compared to the same periods in 2011 were primarily due to increases in compensation and benefit expenses associated with higher headcount of approximately $3.2 million and $7.5 million, respectively, and increases in rent and facilities related expenses associated with the build-out of our U.S. and India facilities of $0.9 million and $3 million, respectively.

	Three Months Ended September 30,		(Decrease)		Nine Months Ended September 30,		(Decrease)
(Dollars in thousands)	2012	2011			2012	2011
General and administrative

General and administrative	$7,192	$7,222	$(30)	—	$21,171	$21,193	$(22)	—

As a percent of total revenue	7%	8%			6%	7%

General and administrative headcount at September 30					243	206	37	18%

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

We completed the move to our new office headquarters in the third quarter of 2012. We recorded approximately $1.4 million and $4.4 million of rent expense under the new lease arrangement during the third quarter and first nine months of 2012, respectively, and approximately $0.4 million during each of the third quarter and first nine months of 2011. We will continue to incur duplicate rent and rent related expenses until the earlier of when the lease for our old headquarters expires in May 2013 or we are able to return the property to the landlord without further obligation.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of income:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011			2012	2011
Cost of services	$849	$659	$190	29%	$2,710	$2,009	$701	35%

Operating expenses	1,935	1,663	272	16%	5,912	4,713	1,199	25%

Total stock-based compensation before tax	2,784	2,322	462	20%	8,622	6,722	1,900	28%

Income tax benefit	(915)	(676)			(2,781)	(2,175)

The increases in stock-based compensation expense during the third quarter and first nine months of 2012 compared to the same periods in 2011 were primarily due to the higher value of the annual periodic equity grant, the annual executive grant and new hire grants.

Non-operating income and expenses, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2012	2011			2012	2011
Foreign currency transaction gain (loss)	$438	$(1,049)	$1,487	(142)%	$337	$140	$197	141%

Interest income, net	113	102	11	11%	318	279	39	14%

Other (expense) income, net	(920)	504	(1,424)	(283)%	(1,496)	365	(1,861)	(510)%

Non-operating income (loss) and expenses, net	$(369)	$(443)	$74	(17)%	$(841)	$784	$(1,625)	(207)%

We hold foreign currency denominated accounts receivable and cash in our U.S. operating company where the functional currency is the U.S. dollar. As a result, these receivables and cash are subject to foreign currency transaction gains and losses when there are changes in exchange rates between the U.S. dollar and the foreign currencies. The fluctuations in foreign currency transaction gains and losses were primarily due to the changes in the value of the British pound and Euro relative to the U.S. dollar during the third quarter and first nine months of 2012 and 2011.

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

The total change in the fair value of our forward foreign currency contracts recorded in other (expense) income, net, during the third quarter and first nine months of 2012 was a loss of $0.9 million and $1.5 million, respectively. During the third quarter and first nine months of 2011, the total change in the fair value of the Company’s forward foreign currency contracts recorded in other (expense) income, net, was a gain of $0.5 million and $0.3 million, respectively.

Provision for income taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. For the first nine months of 2012, our annual effective tax rate was 47.8%. During the third quarter and first nine months of 2012, we recorded provisions of $0.4 million and $1.3 million, respectively. During the third quarter of 2011, the Company recorded a $2.4 million reduction in unrecognized tax benefits and a corresponding reduction in income tax expense related to uncertain tax positions of prior years for which the statute of limitations had expired. As a result of its estimated annual effective tax rate benefit and the $2.4 million of discrete items recorded as a reduction of tax expense in the third quarter of 2011, the Company recorded a net tax benefit of approximately $7.4 million in the third quarter of 2011 and a benefit of $4.4 million for the first nine months of 2011.

Liquidity and capital resources

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
Cash provided by (used in)
Operating activities	$29,084	$19,647
Investing activities	(16,746)	(36,011)
Financing activities	(7,050)	(3,521)
Effect of exchange rate on cash	596	361

Net increase (decrease) in cash and cash equivalents	$5,884	$(19,524)

	As of September 30, 2012	As of December 31, 2011
Total cash, cash equivalents, and marketable securities	$111,329	$111,432

We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months.

In June 2011, we entered into a lease arrangement for our new office headquarters in Cambridge, Massachusetts commencing on July 1, 2011 and terminating on December 31, 2023, subject to our option to extend for two additional five-year periods. As mentioned above, we completed the move to our new office headquarters in the third quarter of 2012. We will continue to pay our monthly rent under the lease for our old office headquarters in Cambridge, Massachusetts, through the remaining term of that lease, which is scheduled to expire on May 31, 2013. We invested approximately $11.2 million in the first nine months of 2012, net of our landlord tenant improvement allowance, and we expect to invest approximately $0.8 million in the remainder of 2012, net of our landlord tenant improvement allowance, for furniture, fixtures, IT equipment, and leasehold improvements for our new office headquarters.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Approximately $44.6 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary driver of cash provided by operating activities during the first nine months of 2012 was a $17.8 million decrease in accounts receivable due to our strong collections.

The primary drivers of cash provided by operating activities during the first nine months of 2011 were $12 million of net income and an $8.3 million increase in deferred revenue primarily resulting from the difference in timing of billings and revenue recognition for annual maintenance.

Future Cash Receipts from License Arrangements

Total contractual future cash receipts due from our existing license agreements was approximately $195.2 million as of September 30, 2012 compared to $120.6 million as of September 30, 2011. The future cash receipts due as of September 30, 2012 are summarized as follows:

As of September 30, (in thousands)	Contractual payments for term licenses not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2012	$8,566	$9,467	$18,033
2013	42,837	10,430	53,267
2014	40,393	4,280	44,673
2015	34,504	5,793	40,297
2016 and thereafter	29,554	9,384	38,938

Total	$155,854	$39,354	$195,208

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.
(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the first nine months of 2012, we invested $21.9 million primarily in leasehold improvements, furniture and fixtures and equipment for the build-out of our U.S. and India offices.

During the first nine months of 2011, cash used in investing activities was primarily for purchases of marketable debt securities of $49.7 million, partially offset by the proceeds received from the sales and maturities of marketable debt securities of $18.8 million.

Cash used in financing activities

Cash used in financing activities during the first nine months of 2012 and 2011 was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $86.3 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first nine months of 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
(Dollars in thousands)	Shares	Amount	Shares	Amount

Prior year authorization as of January 1,		$13,963		$13,237
Repurchases paid	125,891	(3,861)	92,158	(3,439)
Repurchases unsettled	1,692	(48)	3,026	(102)

Authorization remaining as of September 30,		$10,054		$9,696

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first nine months of 2012 and 2011, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 424,000 shares and 620,000 shares, respectively, of which only 243,000 shares and 375,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first nine months of 2012 and 2011, instead of receiving cash from the equity holders, we withheld shares with a value of $3.6 million and $5.5 million, respectively, for withholding taxes and $2.4 million and $4.2 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first nine months of 2012 and 2011.

Dividends

The Company declared a cash dividend of $0.03 per share for each quarter in the first nine months of 2012 and 2011, and paid cash dividends of $3.4 million in both the first nine months of 2012 and 2011. It is our current intention to pay a quarterly cash dividend of $0.03 per share to shareholders of record as of each quarter, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of 2012. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December  31, 2011 for a more complete discussion of our market risk exposure.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

 Item 1A. Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Except as described below, there have been no material changes during the first nine months of 2012 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

The ongoing uncertainty and volatility in the global financial markets related to the European sovereign debt crisis and the so-called “fiscal cliff” in the U.S. may adversely affect the Company’s operating results.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European customers and reducing the translation of Euro based revenues into U.S. dollars. For the first nine months of 2012, approximately 11% of our revenues were derived from countries which use the Euro as their primary currency. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales in and to such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established. In addition, the European crisis is contributing to instability in global credit markets. Finally, global credit markets and the condition of the U.S. domestic and global economy could be further affected by the “fiscal cliff” tax increases and spending cuts that will go into effect automatically on January 1, 2013 in the absence of prior Congressional action. If these austerity measures are allowed to go into effect, economic growth in the United States could stall or go into recession which, among other things, could decrease demand for our products and services and adversely affect our cash flows and results of operations. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the third quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
7/1/12-7/31/12	18,432	$28.85	18,432	$10,908
8/1/12-8/31/12	23,748	26.89	23,748	10,269
9/1/12-9/30/12	7,480	28.83	7,480	10,054

Total	49,660	$27.91

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase of $86.3 million of our common stock. On November 9, 2011, we announced that our Board of Directors approved a $5.6 million increase in the remaining funds available under the program expiring on December 31, 2011, and an extension of the expiration date to December 31, 2012. Under this program, the “Current Program”, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, which is intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

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

Pegasystems Inc.

Date: November 8, 2012	By:	/s/ CRAIG DYNES
Craig Dynes

Senior Vice President, Chief Financial Officer

(principal financial officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. *

*Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.