Form 10-K
period 2012-12-31
PEGASYSTEMS INC
filed 2013-02-20
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2012) was approximately $569 million.

There were 37,939,651 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on February 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to its 2013 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

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

Our PegaRULES Process Commander ® (“PRPC”) software provides a unified platform that enables our customers to build enterprise applications in a fraction of the time it would take using the disjointed architectures offered by our competitors. This allows organizations to build, deploy, and change enterprise applications easily and quickly. It also eliminates the time and expense required to create lengthy policy manuals and system specifications by unifying business rules with business processes in the software and automating the creation of system documentation. Our software delivers multi-channel, cross silo capabilities that bridge front and back-office, and is often used to rejuvenate legacy technology.

Our customers may deploy their PRPC applications on premise or through an Internet-based infrastructure, using our Pega Cloud service offerings.

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

We focus our sales efforts on target accounts, which are large companies or divisions within companies, and typically leaders in their industry. Our strategy is to sell a series of licenses that are focused on specific purposes or areas of operations, rather than to sell a large enterprise license. We invest resources in consulting services, customer support, and customer and partner enablement to help our customers achieve success.

Our partners

We maintain alliances with global systems integrators and technology consulting firms that also provide consulting services to our customers. Strategic partnerships with technology consulting firms and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify sales opportunities, and complement our software with their domain expertise and services capabilities. These partners may deliver strategic business planning, consulting, project management, and implementation services to our customers. Currently, our partners include well respected, major firms such as Accenture Ltd., Capgemini SA, Cognizant Technology Solutions Inc., Infosys Technologies Limited, Mahindra Satyam, Tata Consultancy Services Limited, PricewaterhouseCoopers LLP, Virtusa Corporation, and Wipro Ltd.

Our products

Our primary software solutions are as follows:

PegaRULES Process Commander

PRPC provides a unified platform that enables our customers to build enterprise applications in a fraction of the time it would take using our competitors’ products. Key capabilities, which include the direct capture of business objectives, automating programming, reporting, predictive analytics and decisioning, dynamic case management, mobile device access, dynamically generated user interface, process automation, business rules, social media technologies and automating work, are all part of our integrated architecture. This allows organizations to build, deploy, and change enterprise applications easily and quickly. It also eliminates the time and expense required to create lengthy policy manuals and system specifications by unifying business rules with business processes in the software and automating the creation of system documentation. Our software is standards-based and can leverage existing technology investments to create new business applications that cross technology silos.

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

Pega CRM

Pega CRM software offers a process-driven, customer-centric business solution to maximize the lifetime value of customers and reduce the operating cost associated with serving customers. The capabilities within Pega CRM address sales, marketing and service needs and automate sales processes, customer service interactions and marketing automation, and apply advanced analytics to predict and adapt customer behavior to optimize the customer experience and help ensure customer success.

Pega Decision Management

Our decision management products and capabilities are designed to manage business processes so that actions optimize the process outcomes based on business objectives. Pega Next-Best-Action Marketing supports cross-channel decision-making for offer management, risk, and other marketing and customer management requirements. Our Pega frameworks for cross-sell/up-sell, retention, and collections help businesses build and deploy decision making solutions quickly, while predictive and adaptive analytics support creation and improvement of decision models for outstanding operational performance.

Pega Cloud ®

Pega Cloud is Pegasystems’ service offering that allows customers to create and/or deploy Pega applications using an Internet-based infrastructure. This offering enables our customers to rapidly build, test, and deploy their applications in a secure cloud environment, while minimizing their infrastructure and hardware costs.

Our services and support

We offer services and support through our Pega consulting group, customer support group, and our training services group. We also utilize third party contractors to assist us in providing services.

Pega consulting

Our Pega consulting group provides guidance and implementation services to our clients and partners on how to best apply our technology and develop strong implementation expertise.

Customer support

Our customer support group is responsible for support of our software deployed at customer sites. Support services include automated problem tracking, prioritization and escalation procedures, periodic preventive maintenance, documentation updates, and new software releases.

Training services

The success of our sales strategy for multiple follow-on sales to target customers depends on our ability to train a larger number of partners and customers to implement our technology. We offer training for our staff, customers, and partners. Training is offered at our regional training facilities in Cambridge, Massachusetts, Bedford, New Hampshire, Reading, England, Hyderabad, India, Sydney, Australia, at third party facilities in numerous other locations, and at customer sites. In 2012, we began offering training online through Pega Academy, which offers an alternative way to learn our software quickly and easily. We expect that the online training will help expand the number of trained experts at a faster pace. Our courses are designed to meet the specific requirements of process architects, system architects, and system administrators.

Our markets and representative customers

Our target customers are large, industry-leading organizations faced with managing changes to intensive, complex business processes in order to increase business agility, drive growth, improve productivity, retain customers, and help ensure compliance. Our customers have typically been large companies in the financial services, healthcare, insurance, government, and communications markets. We are expanding our customer base to a broader range of companies within those markets as well as to additional industries, such as manufacturing, energy, travel and entertainment.

Financial services

Financial services organizations require software to improve the quality, accuracy, and efficiency of customer interactions and transactions processing. Pegasystems’ customer process and exceptions management products allow customers to be responsive to changing business requirements. Representative financial services customers of ours include: American Express Company, Bank Asya, BB&T Corporation, BBVA Bancomer S.A., BNP Paribas, Canadian Imperial Bank of Commerce, Charles Schwab Corporation, Citigroup Inc., Deutsche Bank AG, HSBC Holdings Plc, ING Bank, JP Morgan Chase, Lloyds Banking Group, MasterCard Worldwide, National Australia Bank Limited, Oversea-Chinese Banking Corporation Limited (OCBC Group), RBC Financial Group, and Toronto-Dominion Bank.

Healthcare

Healthcare organizations seek products that integrate their front and back office initiatives and help drive customer service, efficiency, and productivity. Representative healthcare customers of ours include: Aetna Inc., Alere, Inc., more than 60 percent of the members of the Blue Cross Blue Shield network, Highmark, Kaiser Permanente, Medical Mutual of Ohio, Tenet Healthcare Corporation, United Healthcare Services, Inc., and ViPS/General Dynamics.

Insurance

Insurance companies, whether competing globally or nationally for customers and channels, need software to automate the key activities of policy rating, quoting, customization, underwriting, and servicing as well as products that improve customer service and the overall customer experience. Representative insurance industry customers of ours include: CARDIF, Chartis, Farmers Insurance Group of Companies, Folksam, ING Insurance, Nationwide Mutual Insurance Company, New York Life Insurance Company, Prudential Insurance, Wesfarmers, and Zurich North America.

Communications and Media

Communications and media organizations need to address high levels of customer churn, growing pressure to increase revenue and an ability to respond quickly to changing market conditions. Pega’s unique ability to put the power of innovation into the hands of the business enables organizations to reshape the way they interact with customers, streamline operations and bring new services and products to market. Representative communications and media customers of ours include: Cox Communications, Deutsche Telekom, O2, Orange, Vodafone, and Warner Bros.

Government

Government agencies need to modernize legacy systems and processes to meet the growing demands for improved constituent service, lower costs and greater levels of transparency. Pegasystems offers a proven, economical and highly effective solution that delivers advanced capabilities to streamline application development and delivery. Representative public sector clients include: California Franchise Tax Board (FTB), Centers for Medicare and Medicaid Services (CMS), CSC, the FDIC, and the State of Texas.

Other industries

We offer solutions to a broad range of companies and industries. For example, we sell our BPM technology to customers in energy, life sciences, manufacturing, and travel services. Customers include: Baxter International Inc., Bristol Myers Squibb, ConEdison, Carnival Cruise Lines, Expedia, Inc., GE Energy, Jabil, Novartis International AG, and Heathrow Airport Holdings Limited.

Competition

We compete in the BPM, Case Management, CRM, and Decision Management software markets. These markets are intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•	BPM vendors including Service-Oriented Architecture (“SOA”) middleware vendors IBM, Oracle Corporation, Software AG, and Tibco Software Inc., and other BPM vendors such as Appian Corporation;

•

Case Management vendors such as the Documentum division of EMC Corporation, the FileNet division of IBM’s Information Management Group, and the BPM/Case Management division of OpenText (following its acquisition of Metastorm and Global 360);

•	CRM application vendors such as Salesforce.com, the Siebel division of Oracle, and the Microsoft Dynamics CRM division of Microsoft;

•

Decision Management vendors including Business Rules Engine vendors such as the ILOG and SPSS divisions of IBM, and the Blaze division of FICO, and vendors of solutions that leverage predictive analytics in managing customer relationships including the Unica Division of IBM;

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

We have been most successful competing for customers whose businesses are characterized by a high degree of change, complexity, and regulation. We believe that the principal competitive factors within our market include:

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

We believe we compete favorably with our competitors on the basis of these competitive factors as our unified Build for Change® technology allows both client business and IT staff, using a single, browser-based user interface, to build enterprise applications in a fraction of the time it would take with the types of disjointed architectures and tools offered by our competitors. We believe we also compete favorably due to our expertise in our target industries and our long-standing customer relationships. We believe we compete less favorably on the basis of some of these factors with respect to our larger competitors, many of which have greater sales, marketing and financial resources, more extensive geographical presence and greater name recognition than we do. In addition, we may be at a disadvantage with respect to our ability to provide expertise outside our target industries. See “Risk Factors — The market for our offerings is intensely and increasingly competitive, rapidly changing and highly fragmented” in Item 1A of this Annual Report on Form 10-K.

Sales and marketing

We market our software and services primarily through a direct sales force. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify sales opportunities, and complement our software with their domain expertise and professional services capabilities.

To support our sales efforts, we conduct a broad range of marketing programs, including customer and industry targeted solution campaigns, trade shows, including our PegaWORLD user conference, solution seminars and Webinars, industry analyst and press relations, Web and digital marketing, community development, social media, and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also conduct joint and separate campaigns that generate sales leads.

Sales by geography

In 2012, 2011, and 2010, sales to customers based outside of the United States of America (“U.S.”) represented approximately 46%, 48%, and 41%, respectively, of our total revenue. We currently operate in one operating segment — Business Process Solutions. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. Substantially all of our assets are located within the U.S. See Note 17 “Geographic Information and Major Customers” included in the notes to the accompanying audited consolidated financial statements for further detail. See “Risk Factors — We face risks from operations and customers based outside of the U.S.” in Item 1A of this Annual Report on Form 10-K.

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

During 2012, 2011, and 2010, research and development expenses were approximately $76.7 million, $65.3 million, and $55.2 million, respectively. We expect that we will continue to commit significant resources to our product research and development in the future to maintain our leadership position.

Employees

As of January 31, 2013, we had 2,160 employees worldwide, of which 1,129 were based in the U.S., 375 were based in Europe, 565 were based in India, 34 were based in Australia, 28 were based in Canada and 29 were based in Asia. Our total headcount consists of 651 consulting and customer support employees, 517 sales and marketing employees, 740 research and development employees, and 252 administrative employees.

Backlog of license, maintenance, and professional services

As of December 31, 2012, we had software license, maintenance, and professional services agreements with customers expected to result in approximately $438 million of future revenue, of which we expect approximately $225.7 million to be recognized in 2013. As of December 31, 2011, we had backlog of software license, maintenance, and professional services agreements with customers of approximately $359.8 million. Under some of these agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. Business conditions could change and, therefore, backlog may not be a reliable indicator of future financial performance.

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

Factors relating to our financial results

The number of our license arrangements has been increasing, and we may not be able to sustain this growth unless we and our partners can provide sufficient high quality consulting services, training, and maintenance resources to enable our customers to realize significant business value from our software. Our customers typically request consulting services and training to assist them in implementing our products. Our customers also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license arrangements is likely to increase demand for consulting services, training, and maintenance relating to our products. Given that the number of our license arrangements has been increasing, we will need to provide our customers with more consulting services, training, and maintenance to enable our customers to realize significant business value from our software. We have been increasingly enabling our partners and customers through training to create an expanded universe of people that are skilled in the implementation of our products. However, if we and our partners are unable to provide sufficient high quality consulting services, training, or maintenance resources to our customers, our customers may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. In addition, the growth required to meet the increased demand for our consulting services could strain our ability to deliver our services engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

We frequently enter into a series of licenses that are focused on a specific purpose or area of operations, rather than selling a large enterprise license. If we are not successful in obtaining follow-on business from these customers, our financial performance could be adversely affected. We frequently enter into a series of licenses with our new customers that are focused on a specific purpose or area of operations, rather than selling a large enterprise license. Once a customer has realized the value of our software, we work with the customer to identify opportunities for follow-on sales. However, we may not be successful in demonstrating this value to some customers, for reasons relating to the performance of our products, the quality of the services and support we provide for our products, or external reasons. For these customers, we may not obtain follow-on sales or the follow-on sales may be delayed, and our license revenue could be limited. This could lower the total value of all transactions and adversely affect our financial performance.

Our consulting services revenue is dependent to a significant extent on closing new license transactions with customers. We derive a substantial portion of our consulting services revenue from implementation of new software licenses with our customers, both from implementations that are led by our consulting services staff and from implementations where we provide consulting to our partners and customers to support their implementations. Accordingly, it is imperative that we close more license transactions with our customers if we are to maintain or grow our services revenue.

If we are unable to maintain vendor specific objective evidence (“VSOE”) of fair value of our professional services arrangements, we may be required to delay the recognition of a portion of our revenue to future periods. We have established VSOE of fair value of our professional services in North America, Australia, and Europe, based on the price charged when these services are sold separately. The weakened economy and significant competition within our industry have created pricing pressure on professional services provided by technology companies. If we elect to discount our professional services pricing or otherwise introduce variability in our professional services arrangements to attract or retain customers, this could lead to an insufficient number of consistently priced professional services arrangements for us to maintain VSOE. If we do not have VSOE of fair value of our professional services, we may be required to recognize all revenue for these professional services arrangements, including any related license, maintenance, and other services revenue if the professional services are bundled in an arrangement, ratably over the longer of the software maintenance period or the service period.

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

Our financial results may be adversely affected if we are required to change certain estimates, judgments, and positions relative to our income taxes. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of positions we have taken regarding valuation of deferred tax assets, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and tax credit estimates. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability of such outcomes. Future realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income within the available carryback or carryforward periods. We record a valuation allowance to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. If our taxable income is not consistent with our expectations or the timing of income is not within the applicable carryforward period, we may be required to establish a valuation allowance on all or a portion of these deferred tax assets. Changes in our valuation allowance impact income tax expense in the period of adjustment. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters or our current estimates regarding these matters will not be different from what is reflected in our historical income tax provisions, returns, and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact, unfavorable or favorable, on our income tax provisions, require us to change the recorded value of deferred tax assets, and adversely affect our financial results.

We are investing heavily in sales and marketing and support in anticipation of a continued increase in license arrangements, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of our license arrangements in the future. We have been increasing our investment in sales and marketing to meet increasing demand for our software by hiring additional sales and marketing personnel. We anticipate that we will need to provide our customers with more maintenance support as a result of this increase in demand, and have been hiring additional personnel in this area. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the increased demand for our products does not continue, we could experience decreased profitability or losses as a result of these increased fixed costs.

Factors relating to our products and markets

The ongoing uncertainty and volatility in the global financial markets related to the European sovereign debt crisis and the so-called “fiscal cliff” in the U.S. may adversely affect the Company’s operating results. Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European customers and reducing the translation of Euro based revenues into U.S. dollars. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales in and to such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established. In addition, the European crisis is contributing to instability in global credit markets. Finally, global credit markets and the condition of the U.S. domestic and global economy could be further affected by the “fiscal cliff” tax increases and spending cuts that were scheduled to go into effect on January 1, 2013. While Congress made changes to defer some of these austerity measures from going into effect, economic growth in the United States could stall or go into recession which, among other things, could decrease demand for our products and services and adversely affect our cash flows and results of operations. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations.

The continued weakness in the U.S and international economies may negatively impact our sales to, and the collection of receivables from, our financial services and insurance customers and possibly our customers in other industries. Our sales to, and our collection of receivables from, our customers may be impacted by adverse changes in global economic conditions, especially in the U.S., Europe and Asia Pacific. In the past few years, these regions have experienced instability in financial markets, tightening credit, and weak overall economic conditions, which has impacted the financial services and insurance industries in particular. These trends could impact the ability and willingness of our financial services and insurance customers, and possibly our customers in other industries, to make investments in technology, which may delay or reduce the amount of purchases of our software and professional services. These factors could also impact the ability and willingness of these customers to pay their trade obligations and honor their contractual commitments under their non-cancelable term licenses. These customers may also become subject to increasingly restrictive regulatory requirements, which could limit or delay their ability to proceed with new technology purchases. Our financial services and insurance customers as a group represent a significant amount of our revenues and receivables. Accordingly, their potential financial instability could negatively impact our business, operating results, and financial condition.

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

The market for our offerings is intensely and increasingly competitive, rapidly changing, and highly fragmented. The market for our software and related implementation, consulting, and training services is intensely competitive, rapidly changing and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing customers that develop custom software. We also compete with large technology companies such as IBM, Oracle and SAP, companies that target the customer interaction and workflow markets, companies focused on business rules engines or enterprise application integration, “pure play” BPM companies, industry-specific application vendors, and professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many competitors have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in customer requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote, and distribute products and provide related consulting and training services. There has been recent consolidation in the BPM market whereby larger companies such as IBM, Oracle, and OpenText have acquired companies that provide BPM software, which we expect will further increase competition. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

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

We face risks from operations and customers based outside of the U.S. Sales to customers located outside of the U.S. represented approximately 46% of our total revenue in 2012, approximately 48% of our total revenue in 2011, and approximately 41% of our total revenue in 2010. We, in part through our wholly owned subsidiaries, market products and render consulting and training services to customers based outside of the U.S. including, for example, customers based in Canada, the United Kingdom, France, Germany, Italy, the Netherlands, Belgium, Switzerland, Austria, Ireland, Finland, Hungary, Poland, Sweden, Turkey, Russia, Mexico, Australia, China, Hong Kong, and Singapore. We have established offices in North America, Europe, Asia, including India, and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. Because a significant portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales are usually denominated in foreign currencies. The operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offset our foreign currency exposure on our international sales. Our U.S. operating company invoices most of our foreign customers in foreign currencies, so it holds cash and accounts receivable denominated in these foreign currencies, which are subject to foreign currency transaction gains or losses. Beginning in the second quarter of 2011, we have entered into foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates affecting foreign currency denominated accounts receivable and cash held by our U.S. operating company. The use of these foreign currency forward contracts partially mitigates the exposure to the foreign currency transaction gains and losses. If we were to cease or reduce our use of foreign currency forward contracts or similar hedging arrangements, a decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our financial results and cash flows.

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

We are subject to increasingly complex and burdensome U.S. and foreign laws and regulations, and any failure to comply with these laws and regulations could subject us to, among other things, penalties and legal expenses that could harm our reputation or have a material adverse effect on our business, financial condition and results of operations. We are subject to extensive federal, state and foreign laws and regulations including but not limited to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act and similar laws and regulations. The Foreign Corrupt Practices Act, the U.K. Bribery Act and similar foreign anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. persons for the purpose of obtaining or retaining business. Similar laws and regulations exist in many other countries throughout the world in which we do or intend to do business. We have developed and implemented a compliance program based on what we believe are current best practices, but we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all federal, state and foreign regulations, particularly as we expand our operations outside of the U.S. If we or our representatives fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us, which could have a material adverse effect on our business, financial condition and results of operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

If our security measures are breached and/or unauthorized access is obtained to a customer’s confidential information from our cloud computing service offering, we may be exposed to significant legal and financial liabilities. Our cloud computing service offering allows customers to create and deploy PRPC-based applications using an internet-based infrastructure. This offering involves the hosting of customers’ applications which may contain confidential information, including personal and financial data regarding their end customers on the servers of a third-party technology provider. We also rely on third-party systems including encryption, virtualized infrastructure and support. Because we do not control the transmissions between our customers and our third-party infrastructure providers, the processing of data on the servers of the third-party technology providers, or the internal controls maintained by the third-party technology providers that could prevent unauthorized access and provide appropriate data encryption, we cannot ensure the complete integrity or security of such transmissions, data or processing. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, system error, human error or otherwise. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested in the protection of our customers’ data to reduce these risks, there can be no assurance that our efforts will prevent breaches in our systems. Security breaches could expose us and our customers to a risk of loss or misuse of this information. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales. We carry data breach insurance coverage to potentially mitigate the financial impact of such potential legal liability.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our principal administrative, sales, marketing, support, and research and development operations are located at One Rogers Street, Cambridge, Massachusetts in an approximately 163,000 square foot leased facility. Our lease expires in 2023, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in the U.S., Australia, Canada, India, the United Kingdom and in other European and Asian countries under leases that expire at various dates through 2020. We periodically evaluate the adequacy of existing facilities and additional facilities in new cities, and we believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

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

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PEGA.” The following table sets forth the range of high and low sales prices of our common stock on NASDAQ for each quarter in the years ended December 31:

	Common Stock Price
	2012		2011
	High	Low	High	Low
First Quarter	$39.09	$25.81	$41.15	$30.82
Second Quarter	$39.97	$29.76	$47.14	$34.30
Third Quarter	$33.36	$22.51	$47.55	$30.54
Fourth Quarter	$29.19	$19.00	$40.67	$26.87

Holders

As of February 1, 2013, we had approximately 33 stockholders of record and approximately 29,700 beneficial owners of our common stock.

Dividends

In July 2006, we began paying a quarterly cash dividend of $0.03 per share of common stock. Quarterly cash dividends are expected to continue at $0.03 per share, subject to change or elimination at any time by our Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchased Programs (1) (in thousands)
10/1/2012 – 10/31/2012	18,950	$25.52	18,950	$9,569
11/1/2012 – 11/30/2012	28,150	$20.62	28,150	$8,989
12/1/2012 – 12/31/2012	10,519	$22.16	10,519	$14,793

Total	57,619	$22.51

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, up to $92.4 million of our common stock. On December 18, 2012, we announced that our Board of Directors approved a $6 million increase in the remaining funds available under the program expiring on December 31, 2012, and an extension of the expiration date to December 31, 2013. Under this program, the “Current Program”, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Stock Performance Graph and Cumulative Total Stockholder Return

The following performance graph represents a comparison of the cumulative total stockholder return (assuming the reinvestment of dividends) for a $100 investment on December 31, 2007 in our common stock, the Total Return Index for the NASDAQ Composite (“NASDAQ Composite”), a broad market index, and the Standard & Poors (“S&P”) North Software-Software Index™ (“S&P NSSI”), a published industry index. We paid dividends of $0.15 per share during 2012 and $0.12 per share during 2011, 2010, 2009, and 2008. We expect to pay dividends of $0.09 per share in 2013 as the fourth quarter of 2012 dividend was paid in December 2012 rather than in January 2013. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Pegasystems Inc.	$100.00	$104.67	$289.26	$312.80	$251.88	$195.12
NASDAQ Composite	$100.00	$60.02	$87.25	$103.08	$102.26	$120.39
S&P NSSI	$100.00	$61.79	$91.39	$114.38	$106.54	$125.11

ITEM 6.	Selected Financial Data

The selected financial data presented below has been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and accompanying notes.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$461,710	$416,675	$336,599	$264,013	$211,647
Income (loss) from operations	31,426	10,494	(2,580)	41,819	14,479
Income (loss) before provision (benefit) for income taxes	30,945	10,813	(6,197)	47,415	15,672
Net income (loss)	21,868	10,108	(5,891)	32,212	10,977
Net earnings (loss) per share:
Basic	$0.58	$0.27	$(0.16)	$0.89	$0.30

Diluted	$0.56	$0.26	$(0.16)	$0.85	$0.29

Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and marketable securities	$122,985	$111,432	$87,251	$202,653	$167,229
Working capital	123,885	89,716	73,606	188,552	159,080
Long-term license installments, net of unearned interest income	—	—	1,223	2,976	5,413
Intangible assets, net of accumulated amortization	58,232	69,369	80,684	336	479
Goodwill	20,451	20,451	20,451	2,391	2,141
Total assets	439,492	381,711	337,475	279,585	245,850
Stockholders’ equity	236,479	208,756	195,670	205,219	173,114

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

•

Foreign currency transaction gains (losses) of $0.8 million, $(0.9) million, $(5.6) million, $2.1 million, and $(4.5) million, during the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for further discussion of our foreign currency exchange risk.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business overview

We develop, market, license, and support software, which allows organizations to build, deploy, and change enterprise applications easily and quickly. Our unified software platform enables our customers to build enterprise applications in a fraction of the time it would take with competitive disjointed architectures, by directly capturing business objectives, automating programming, and automating work. We also provide consulting services, maintenance, and training related to our software.

We focus our sales efforts on target accounts, which are large companies or divisions within companies and typically leaders in their industry. Our strategy is to sell a series of licenses that are focused on a specific purpose or area of operations, rather than to sell a large enterprise license.

Our license revenue is primarily derived from sales of our PRPC software and related solution frameworks. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solution frameworks, built on the capabilities of PRPC, are purpose or industry-specific collections of best practice functionality, which allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. Our products are simpler, easier to use and often result in shorter implementation periods than competitive enterprise software products. PRPC and related solution frameworks can be used by a broad range of customers within financial services, insurance, healthcare, communications, energy and government markets.

Our solution frameworks products include customer relationship management (“CRM”) software, which enables unified predictive decisioning and analytics and optimizes the overall customer experience. Our decision management products and capabilities are designed to manage processes so that actions optimize the process outcomes based on business objectives. We continue to invest in the development of new products and intend to remain a leader in BPM, CRM, and decision management.

We also offer Pega Cloud, a service offering that allows customers to create and/or deploy Pega applications using an Internet-based infrastructure. This offering enables our customers to immediately build, test, and deploy their applications in a secure cloud environment while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud offering is included in consulting services revenue.

We offer training for our staff, customers, and partners at our regional training facilities, at third party facilities, and at customer sites. In 2012, we began offering training online through Pega Academy, which provides an alternative way to learn our software in a virtual environment quickly and easily. We expect that this online training will help expand the number of trained experts at a faster pace.

Our total revenue increased 11% in 2012 compared to 2011 and reflects revenue growth in each of software license, maintenance, and professional services revenue. License revenue increased 18%, primarily driven by the increase in term license revenue. Maintenance revenue increased 14%, primarily due to the increase in the aggregate value of the installed base of our software and continued strong renewal rates. Professional services gross margin increased to 17% in 2012 largely due to lower on-boarding time and expenses associated with reduced hiring as more of our customers became enabled and more implementation projects were led by our partners. In 2012, we generated approximately $43.6 million in cash from operations due to our strong collections, and ended the year with $123 million in cash, cash equivalents, and marketable securities.

We believe our growth and success in 2012 were due to:

•	Our disciplined and focused global sales strategy to targeted customers;

•	The return on investment our clients achieve from the use of Pega technology, leading to repeat purchases;

•	Demand for our industry-leading software solutions and services;

•	Investment in making our products faster and easier to use; and

•	Expansion of our solutions frameworks offerings.

We believe that the ongoing challenges for our business include our ability to drive revenue growth, expand our expertise in new and existing industries, remain a leader in CRM and the decision management markets, and maintain our leadership position in the BPM market.

To support our growth and successfully address these challenges through 2013 we plan to:

•	Extend our product leadership through continued innovation;

•	Improve the end user experience with enhanced user interface;

•	Maintain our focused global sales strategy to targeted customers;

•	Invest in our research and development by significantly increasing headcount;

•	Build-out our sales capacity by hiring additional sales professionals;

•	Invest in self-study enablement to expand the Pega ecosystem;

•	Further develop and leverage our partner alliances; and

•	Develop and increase our solutions frameworks.

RESULTS OF OPERATIONS

2012 Compared to 2011

(Dollars in thousands)	Year Ended December 31,		Increase
	2012	2011
Total revenue	$461,710	$416,675	$45,035	11%
Gross profit	304,330	251,877	52,453	21%
Total operating expenses	272,904	241,383	31,521	13%
Income from operations	31,426	10,494	20,932	199%
Income before provision for income taxes	30,945	10,813	20,132	186%

The aggregate value of new license arrangements executed in 2012 was slightly higher than in 2011. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During 2012 and 2011, approximately 74% and 58%, respectively, of new license arrangements were executed with existing customers. We believe the continued demand for our software products and related services is due to the strong value proposition, short implementation period, and variety of licensing models we offer our customers.

The increase in gross profit was primarily due to the increase in license revenue and to a lesser extent the increase in maintenance revenue.

The increase in operating expenses was primarily due to the increase in selling and marketing expenses and to a lesser extent the increase in research and development expenses, associated with higher headcount.

The increase in income from operations and income before provision for income taxes was primarily due to the higher increases in license and maintenance gross profit compared to the increase in operating expenses.

Revenue

(Dollars in thousands)	Year Ended December 31,				Increase
	2012		2011
License revenue
Perpetual licenses	$102,438	63%	$94,129	68%	$8,309	9%
Term licenses	46,638	28%	34,453	25%	12,185	35%
Subscription	14,830	9%	10,225	7%	4,605	45%

Total license revenue	$163,906	100%	$138,807	100%	$25,099	18%

In both 2011 and 2012, more than 50% of the aggregate value of new license arrangements for the fiscal year was executed in our fourth quarter. A large proportion of the value of these arrangements was term licenses that contributed very little to the increase in our term license revenue in 2012, but will be recognized as revenue in future periods. As a result, the aggregate value of future payments due under non-cancelable term licenses increased significantly in both 2011 and 2012 from $90.9 million as of December 31, 2010 to $161.4 million as of December 31, 2011 and to $211.5 million as of December 31, 2012. The increase in term license revenue for 2012 is a result of the increase in the aggregate value of future payments due under non-cancelable term licenses arrangements from prior years. See the table of future cash receipts by year from these term licenses on page 33.

The increases in the aggregate value of term license arrangements executed in a certain period is not necessarily indicative of the volume level in future periods.

The mix between perpetual and term license arrangements executed in a particular period varies based on customer needs. A change in the mix between perpetual and term license arrangements executed over time may cause our revenues to vary materially from period to period. The increase in perpetual license revenue was primarily due to the increase in the aggregate value of new perpetual license arrangements executed during the fourth quarter of 2012.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on perpetual license arrangements that include a right to unspecified future products. Subscription revenue does not include revenue from our Pega Cloud offerings. The timing of scheduled payments under customer arrangements may limit the amount of revenue that can be recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The increase in subscription revenue was primarily due to the full year of revenue recognized in 2012 on some arrangements for which we began recognizing revenue in the fourth quarter of 2011.

(Dollars in thousands)	Year Ended December 31,		Increase
	2012	2011
Maintenance revenue
Maintenance	$133,527	$117,110	$16,417	14%

The increase in maintenance revenue was primarily due to the growth in the aggregate value of the installed base of our software and continued strong renewal rates.

(Dollars in thousands)	Year Ended December 31,				Increase (Decrease)
	2012		2011
Professional services revenue
Consulting services	$157,792	96%	$153,919	96%	$3,873	3%
Training	6,485	4%	6,839	4%	(354)	(5)%

Total Professional services	$164,277	100%	$160,758	100%	$3,519	2%

Professional services are primarily consulting services related to new license implementations. Revenue from our Pega Cloud offerings is included in consulting services revenue and was the primary driver for the increase in professional services revenue in 2012. In addition, our consulting services revenue increased due to higher realization rates in 2012 compared to 2011. As more of our customers are becoming enabled and our partners are leading the majority of implementation projects, our consulting services revenue may be lower in future periods.

(Dollars in thousands)	Year Ended December 31,		Increase
	2012	2011
Gross Profit
Software license	$157,567	$132,114	$25,453	19%
Maintenance	118,740	104,033	14,707	14%
Professional services	28,023	15,730	12,293	78%

Total gross profit	$304,330	$251,877	$52,453	21%

Total gross profit %	66%	60%
Software license gross profit %	96%	95%
Maintenance gross profit %	89%	89%
Professional services gross profit %	17%	10%

As a result of the increased number of customer and partner led implementations, we have slowed the hiring of consulting services personnel, reducing non-billable on-boarding time and increasing utilization rates of our staff, resulting in higher gross profit percentages. If we increase our hiring pace in future periods, we may again incur on-boarding and enablement costs that may result in lower professional services gross profit percentages.

(Dollars in thousands)	Year Ended December 31,		(Decrease)
	2012	2011
Amortization of intangibles:
Cost of software license	$6,189	$6,284	$(95)	(2)%
Selling and marketing	4,928	4,928	—	—
General and administrative	20	103	(83)	(81)%

	$11,137	$11,315	$(178)	(2)%

The decrease in amortization expense was due to the amortization in full of our trade name intangible asset in 2011 and our technology designs intangible asset in the first quarter of 2012.

Operating expenses

(Dollars in thousands)	Year Ended December 31,		Increase
	2012	2011
Selling and marketing
Selling and marketing	$167,263	$147,457	$19,806	13%
As a percent of total revenue	36%	35%
Selling and marketing headcount	520	464	56	12%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

We continue to create additional sales capacity by increasing sales headcount to target new accounts in existing industries, as well as to expand coverage in new industries and geographies. The increase in selling and marketing expenses was primarily due to a $19.3 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $1.1 million decrease in commission expense.

(Dollars in thousands)	Year Ended December 31,		Increase
	2012	2011
Research and development
Research and development	$76,726	$65,308	$11,418	17%
As a percent of total revenue	17%	16%
Research and development headcount	727	523	204	39%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects growth in our India research facility as we have been replacing contractors with employees. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses was primarily due to a $9.9 million increase in compensation and benefit expenses associated with higher headcount and a $3.3 million increase in rent and facilities related expenses associated with the build-out of our U.S. and India facilities, partially offset by a $2.3 million decrease in engineering contractor expenses.

(Dollars in thousands)	Year Ended December 31,		Increase
	2012	2011
General and administrative
General and administrative	$28,915	$28,198	$717	3%
As a percent of total revenue	6%	7%
General and administrative headcount	251	216	35	16%

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

We completed the move to our new office headquarters in the third quarter of 2012 and ceased use of the former office space in the fourth quarter of 2012, resulting in approximately $0.2 million in lease exit costs. We recorded approximately $5.7 million and $1.9 million of rent expense under the new lease arrangement during 2012 and 2011, respectively.

Stock-based compensation

We recognize stock-based compensation expense associated with equity awards in our consolidated statements of operations based on the fair value of these awards at the date of grant.

(Dollars in thousands)	Year Ended December 31,		Increase
	2012	2011
Stock-based compensation:
Cost of services	$3,655	$2,737	$918	34%
Operating expenses	7,851	6,291	1,560	25%

Total stock-based compensation before tax	11,506	9,028	$2,478	27%

Income tax benefit	(3,699)	(2,854)

The increase in stock-based compensation expense was primarily due to the higher value of the annual periodic equity grant, the annual executive grant and new hire grants. See Note 14 “Stock-Based Compensation” in the notes to the accompanying audited consolidated financial statements for further information on our stock-based awards.

Non-operating income and (expenses), net

(Dollars in thousands)	Year Ended December 31,		Change
	2012	2011
Foreign currency transaction gain (loss)	$780	$(935)	$1,715	n/m
Interest income, net	419	398	21	5%
Other (expense) income, net	(1,680)	856	(2,536)	n/m

	$(481)	$319	$(800)	n/m

n/m – not meaningful

We hold foreign currency denominated accounts receivable, intercompany payables, and cash in our U.S. operating company where the functional currency is the U.S. dollar. As a result, these receivables, intercompany payables, and cash are subject to foreign currency transaction gains and losses when there are changes in exchange rates between the U.S. dollar and the foreign currencies. The fluctuations in foreign currency transaction gains and losses were primarily due to the changes in the value of the British pound and Euro relative to the U.S. dollar during 2012 and 2011.

Beginning in the second quarter of 2011, we entered into foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates affecting the foreign currency denominated accounts receivable, intercompany payables, and cash held by our U.S. operating company. We have not designated these foreign currency forward contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other (expense) income, net. The fluctuations in the value of these foreign currency forward contracts recorded in other (expense) income, net, partially offset in net income the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company recorded in foreign currency transaction gain (loss).

The total change in the fair value of our foreign currency forward contracts recorded in other (expense) income, net, during 2012 and 2011 was a loss of $1.7 million and a gain of $0.8 million, respectively.

Provision for income taxes

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During 2012 and 2011, we recorded a $9.1 million provision and a $0.7 million provision, respectively, which resulted in an effective tax rate of 29.3% and 6.5%, respectively

Our effective income tax rate for 2012 was below the statutory federal income tax rate due to a $1.2 million benefit related to the current period domestic production activities and a $1.2 million benefit related to lower foreign income tax rates. These benefits were partially offset by $1 million of permanent differences related to nondeductible meals and foreign stock compensation.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law by President Obama on January 2, 2013. Among other things, the Act retroactively extends the research and experimentation (“R&E”) credit through the end of 2013. Under ASC 740, Income Taxes, the effects of new legislation are recognized upon enactment, which in the U.S. federal jurisdiction is the date the president signs a tax bill into law. For the Company this means that both the retroactive tax effects for the 2012 R&E credit and the tax effects for the 2013 R&E credit will be recognized in the 2013 financial statements. If the Company had recognized the effects of the 2012 credit in 2012, the effective tax rate in 2012 would have been lowered by approximately 2.6%.

Our effective income tax rate for 2011 was below the statutory federal income tax rate due to a $2.5 million reduction in liabilities established for unrecognized tax benefits and a corresponding reduction in income tax expense related to uncertain tax positions of prior years for which the statute of limitations expired, a $1.5 million benefit related to the current period domestic production activities and a $0.6 million benefit related to tax credits from our continued investment in research and development activities. These benefits were partially offset by a $0.3 million increase in our valuation allowances and $0.6 million of permanent differences related to nondeductible meals.

As of December 31, 2012, the Company had approximately $26.3 million of total unrecognized tax benefits, of which $16 million would decrease the Company’s effective tax rate if recognized. However, approximately $9.2 million of these unrecognized tax benefits relate to acquired NOLs and research tax credits, which are subject to limitations on use. The Company expects that the changes in the unrecognized benefits within the next twelve months will be approximately $0.6 million, which would reduce the Company’s effective tax rate if realized.

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

We recognize revenue for our term license arrangements over the term of the agreement as payments become due or earlier if prepaid. The increase in our term license revenue was primarily due to revenue from the increased aggregate value of term license arrangements executed during 2011, partially offset by higher prepayments in 2010. Prepayments can cause our term license revenue to vary quarter to quarter. Total future payments due under term licenses increased to $161.4 million as of December 31, 2011 compared to $90.9 million as of December 31, 2010.

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

Professional services are primarily consulting services related to new license implementations. The increase in consulting services revenue was primarily due to higher demand for these services as a result of the significant increase in the number of license arrangements executed in the fourth quarter of 2010 and 2011.

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

The increase in headcount reflects growth in our India research facility. The increase in offshore headcount lowered our average compensation expense per employee.

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

As a result of our lease arrangement for our new office headquarters, we ceased use of our former offices in the fourth quarter of 2012. In June 2011, because of our expectation that we would cease use of our former offices, we revised the remaining useful lives of certain leasehold improvements and furniture and fixtures and recorded incremental depreciation expense of approximately $0.9 million during 2011. We recorded approximately $1.9 million of rent expense under the new lease arrangement during 2011. We recorded approximately $0.8 million of this rent and depreciation in cost of services and approximately $2 million in operating expenses.

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

The increase in stock-based compensation expense was primarily due to the higher headcount and the related expense associated with the December 2010 periodic grant and 2011 new hire stock-based grants. See Note 14 “Stock-Based Compensation” in the notes to the accompanying audited consolidated financial statements for further information on our stock-based awards.

Non-operating income and (expenses), net

(Dollars in thousands)	Year Ended December 31,		Change
	2011	2010
Foreign currency transaction loss	$(935)	$(5,569)	$4,634	n/m
Interest income, net	398	1,138	(740)	(65)%
Other income, net	856	814	42	5%

	$319	$(3,617)	$3,936	n/m

n/m – not meaningful

We hold foreign currency denominated accounts receivable, intercompany payables, and cash in our U.S. operating company where the functional currency is the U.S. dollar. As a result, these receivables, intercompany payables, and cash are subject to foreign currency transaction gains and losses when there are changes in exchange rates between the U.S. dollar and foreign currencies. The fluctuations in foreign currency transaction gains and losses were primarily due to the changes in the value of the British pound and Euro relative to the U.S. dollar during 2011 and 2010.

During 2011, the total change in the fair value of our foreign currency forward contracts recorded in other income, net, was a net gain of $0.8 million. The impact on net income of the gains recorded on the foreign currency forward contracts and the foreign currency transaction losses recorded on the remeasurement and settlement of the foreign currency denominated assets, was a net loss of approximately $1.2 million for the year ended December 31, 2011. This net loss was primarily due to the timing of settlement of intercompany balances and foreign currency denominated cash held as of the end of the period, for which we did not have foreign currency forward contracts.

The decrease in interest income was primarily due to lower yields earned and a lower weighted-average value of marketable securities held throughout the year ended December 31, 2011 compared to the same period in 2010.

Provision (benefit) for income taxes

The provision (benefit) for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During 2011 and 2010, we recorded a $0.7 million provision and a $0.3 million benefit, respectively, which resulted in an effective tax rate of 6.5% and (4.9%), respectively.

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

As of December 31, 2011, unrecognized tax benefits totaled approximately $25.3 million, of which $18.2 million, if recognized, would decrease our effective tax rate. However, approximately $11.1 million of these unrecognized tax benefits related to acquired net operating losses (“NOLs”) and research tax credits, which if recognized, would be subject to limitations on use.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Year Ended December 31,
	2012	2011	2010
Cash provided by (used in):
Operating activities	$43,579	$39,815	$18,414
Investing activities	(19,238)	(45,388)	6,841
Financing activities	(8,091)	(6,312)	(13,251)
Effect of exchange rate on cash	922	1,111	(4,734)

Net increase (decrease) in cash and cash equivalents	$17,172	$(10,774)	$7,270

	As of December 31,
	2012	2011	2010

Total cash, cash equivalents, and marketable securities	$122,985	$111,432	$87,251

We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months.

In June 2011, we entered into a lease arrangement for our new office headquarters in Cambridge, Massachusetts commencing on July 1, 2011 and terminating on December 31, 2023, subject to our option to extend for two additional five-year periods. We completed the move to our new office headquarters in the third quarter of 2012 and ceased use of the former office space in the fourth quarter of 2012, resulting in approximately $0.2 million in lease exit costs. The remaining $0.5 million of lease payments for this space will be paid by the end of the second quarter of 2013.

We invested approximately $12.8 million in 2012, net of our landlord tenant improvement allowance for furniture, fixtures, IT equipment, and leasehold improvements for our new office headquarters.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Approximately $51.5 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers of cash provided by operating activities during 2012 were net income of $21.9 million and a $24.8 million increase in deferred revenue primarily resulting from the difference in timing of billings and revenue recognition for annual maintenance.

The primary drivers of cash provided by operating activities during 2011 were $10.1 million of net income and a $14.6 million increase in deferred revenue primarily resulting from the difference in timing of billings and revenue recognition for annual maintenance.

Cash used in operating activities during 2010 was primarily due to our net loss of $5.9 million and a $23.4 million increase in accounts receivable.

Future Cash Receipts from License Arrangements

Total contractual future cash receipts due from our existing license agreements was approximately $255 million as of December 31, 2012 compared to $209.9 million as of December 31, 2011. The future cash receipts due as of December 31, 2012 are summarized as follows:

As of December 31, (in thousands)	Contractual payments for term licenses not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
2013	$55,170	$18,161	$73,331
2014	54,529	12,194	66,723
2015	48,272	5,793	54,065
2016	38,544	7,389	45,933
2017 and thereafter	14,980	—	14,980

Total	$211,495	$43,537	$255,032

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash (used in) provided by investing activities

During 2012, we invested $23.6 million primarily in leasehold improvements, furniture and fixtures and equipment for the build-out of our U.S. and India offices.

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

Cash used in financing activities

Net cash used in financing activities during 2012, 2011, and 2010, was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase up to $92.4 million of our common stock. As of December 31, 2012, approximately $71.2 million has been repurchased, approximately $14.8 million remains available for repurchase and approximately $6.4 million expired. Purchases under these programs have been made on the open market.

Common stock repurchases

The following table is a summary of our repurchase activity under all of our stock repurchase programs during 2012, 2011, and 2010:

(Dollars in thousands)	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$13,963		$13,237		$15,779
Authorizations		6,036		5,590		5,750
Repurchases paid	181,803	(5,130)	137,429	(4,815)	294,059	(8,272)
Repurchases unsettled	3,399	(76)	1,688	(49)	538	(20)

Authorized dollars remaining as of December 31,		$14,793		$13,963		$13,237

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock options exercised and RSUs vested. During 2012 and 2011, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 548,000 shares and 704,000 shares, respectively, of which only 319,000 shares and 426,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During 2012 and 2011, instead of receiving cash from the equity holders, we withheld shares with a value of $4.4 million and $6.3 million, respectively, for withholding taxes, and $2.7 million and $4.3 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during 2012, 2011 and 2010.

Dividends

We declared $0.12 per share for the year ended December 31, 2012, but our Board of Directors authorized us to accelerate the payment of the fourth quarter dividend to be paid in December 2012 rather than in January 2013. Therefore, we paid $5.7 million in dividends in 2012. For the years ended December 31, 2011 and 2010, we declared $0.12 per share and paid cash dividends of $4.5 million, and $4.4 million, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual obligations

As of December 31, 2012, we had purchase obligations for customer support and marketing programs and payments under operating leases. Our lease arrangement for our new office headquarters expires in 2023, subject to our option to extend for two additional five-year periods. We also lease space for our other offices under non-cancelable operating leases that expire at various dates through 2020.

As of December 31, 2012, our known contractual obligations, including future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total	2013	2014 & 2015	2016 & 2017	2018 & Thereafter	Other
Purchase obligations (1)	$685	$685	$—	$—	$—	$—
Liability for uncertain tax positions (2)	13,606	—	—	—	—	13,606
Operating lease obligations (3)	90,864	8,929	17,919	17,032	46,984	—

Total	$105,155	$9,614	$17,919	$17,032	$46,984	$13,606

(1)	Represents the fixed or minimum amounts due under purchase obligations for customer support and marketing programs.

(2)	As of December 31, 2012, our recorded liability for uncertain tax positions was approximately $13.6 million. We are unable to reasonably estimate the timing of the cash outflow due to uncertainties in the timing of the effective settlement of tax positions.

(3)	Includes deferred rent of approximately $1.1 million included in accrued expenses and approximately $8.4 million in other long-term liabilities in the accompanying audited consolidated balance sheet as of December 31, 2012.

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

Revenue recognition

Our revenue is derived primarily from software licenses, maintenance fees related to our software licenses, and consulting services. Our license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements, including consulting services, training, and software maintenance services.

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

Before we can recognize revenue, the following four basic criteria must be met:

• Persuasive evidence of an arrangement—As evidence of the existence of an arrangement, we use a contract or purchase order signed by the customer for software and maintenance and a statement of work for consulting services. In the event the customer is a reseller we ensure a binding agreement exists between the reseller and end user of the software.

• Delivery of product—Software is delivered electronically or shipped via disk media. Services, including maintenance, are considered delivered as the work is performed or, in the case of maintenance, over the contractual service period.

• Fee is fixed or determinable—We assess whether a fee is fixed or determinable at the outset of the arrangement. In addition, we assess whether contract modifications to an existing term arrangement constitute a concession. Our agreements do not include a right of return.

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

Software license revenues

Perpetual software license fees are recognized as revenue when the software is delivered, any acceptance required by contract that is not perfunctory is obtained, no significant obligations or contingencies exist related to the software, other than maintenance, and all other revenue recognition criteria are met.

Term software license fees are payable on a monthly, quarterly, or annual basis under license agreements that typically have a three to five-year term and may be renewed for additional terms at the customer’s option.

As a result of our focus on frequent sales to our targeted customers, our strategy to sell initial term licensing agreements to those customers with the goal to generate follow-on sales, and as a result of extended payment terms and other factors, such as the risk of concessions, we recognize term license revenue over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met.

Until 2005, the majority of our term license arrangements were larger agreements with extended payment terms that did not typically result in follow-on license agreements. We no longer utilize this business model for software license transactions and as of December 31, 2012 and 2011, the remaining balance of these installment receivables totaled zero and $1.3 million, respectively.

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

Professional services revenues

Our professional services revenue is comprised of fees for consulting services, including software implementation, training, reimbursable expenses and sales of our Pega Cloud offering (“Pega Cloud”). Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Revenue from training services and consulting services under time and materials contracts is recognized as services are performed. We have VSOE of fair value for our training services and consulting services under time and materials contracts in North America, Australia, and Europe.

Consulting services may occasionally be provided on a fixed-price basis. We do not have VSOE of fair value for fixed-price services or time and materials services in certain geographical regions. When these services are part of a multiple element arrangement, and the services are not essential to the functionality of the software, and when services, including maintenance, are the only undelivered element, we recognize the revenue from the total arrangement ratably over the longer of the software maintenance period or the service period. Revenue from fixed-price services that are not bundled with a software license is generally recognized ratably during the service period, which is typically less than four months.

Revenue from stand-alone sales of Pega Cloud is recognized ratably over the term of the service. When implementation services are sold together with our Pega Cloud offering and these services have stand-alone value to the customer, we account for these services separately from our Pega Cloud offering as described earlier. Stand-alone value is established through the customer’s ability to buy these services from many trained partner system integrators and from transactions sold independently from the sale of Pega Cloud. Since these multiple-element arrangements are not software license sales, we apply a selling price hierarchy. Under the selling price hierarchy, third-party evidence of selling price (“TPE”) will be considered if VSOE does not exist, and estimated selling price (“ESP”) will be used if neither VSOE nor TPE is available. Generally, we are not able to determine TPE as our sales strategy is customized to the needs of our customers and our products or services are dissimilar to comparable products or services in the marketplace. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an ESP for a service that is not sold separately by considering company-specific factors such as geographies, competitive landscape, and pricing practices used to establish bundled pricing and discounting.

Warranties and Indemnification

We warrant to our customers that our software products will conform to documented specifications for a limited period. We have not experienced significant claims related to software warranties beyond the scope of maintenance support, which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2012, we had not experienced any losses related to these indemnification obligations and no claims were outstanding.

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

Goodwill and Intangible Assets Impairment

Goodwill represents the residual purchase price paid in a business combination after all identified assets and liabilities have been recorded. Goodwill is not amortized, but prior to the Company’s adoption of the Financial Accounting Standards Board “FASB” Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2011-08”) in the fourth quarter of 2011, was tested annually in the fourth quarter for impairment or between annual tests if indicators of potential impairment exist. We performed our qualitative assessment in the fourth quarter of 2012 and 2011 and concluded it was not more likely than not that the fair value of our single reporting unit was less than its carrying value. In 2010, we compared the carrying value of our reporting unit to its fair value. Had the fair value of the reporting unit been less than its carrying amount, we would have determined the implied fair value of the goodwill and evaluated it for impairment.

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

We determined that we may utilize approximately $150.8 million of acquired Chordiant federal and foreign net operating losses (“NOLs”), of which approximately $113.2 million remained available as of December 31, 2012. The acquired federal NOLs are subject to annual limitations through 2029. As a result of the purchase price allocation, we recorded deferred tax assets of approximately $52.3 million related to these acquired NOLs. If our taxable income is not consistent with our expectations or the timing of income is not within the applicable carryforward period, we may be required to establish a valuation allowance on all or a portion of these deferred tax assets.

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

As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with our subsidiaries and nexus and tax credit estimates. In addition, the calculation of acquired tax attributes and the associated limitations are complex. We estimate our exposure to unfavorable outcomes related to these uncertainties and estimate the probability of such outcomes.

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

See Note 15 “Income Taxes” in the notes to the accompanying audited consolidated financial statements for further information.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates and interest rates.

Foreign currency exposure

We derived approximately 46%, 48%, and 41%, of our total revenue from sales to customers based outside of the U.S. in 2012, 2011 and 2010, respectively. Our international sales are usually denominated in foreign currencies. However, the operating expenses of our foreign operations are also primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Beginning in the second quarter of 2011, we have entered into foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates affecting foreign currency denominated accounts receivable, intercompany payables, and cash held by our U.S. operating company.

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

We are primarily exposed to changes in the value of the Euro and British pound relative to the U.S. dollar. We have not designated the foreign currency forward contracts as hedging instruments and as a result, we record their fair value at the end of each reporting period in our consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other income, net, in our consolidated statements of operations. Generally, we enter into contracts with terms of 90 days or less.

The fluctuations in the value of these foreign currency forward contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company, thus mitigating the volatility.

During 2012, the Company entered into and settled foreign currency forward contracts to sell €49.7 million and £52 million and receive in exchange $145.4 million. During 2011, the Company entered into and settled foreign currency forward contracts to sell €28.5 million and £19.5 million and receive in exchange $71.4 million. As of December 31, 2012 and December 31, 2011, the Company did not have any foreign currency forward contracts outstanding. During 2012, the change in the fair value of the Company’s foreign currency forward contracts recorded in other (expense) income, net, was a loss of $1.7 million. During 2011, the change in the fair value of the Company’s foreign currency forward contracts recorded in other (expense) income, net, was a gain $0.8 million.

The impact on net income of the gains and losses recorded on the foreign currency forward contracts, which is included in other (expense) income, net, in the accompanying consolidated statements of operations, and the foreign currency transaction gains and losses recorded on the remeasurement and settlement of the foreign currency denominated assets, which is included in foreign currency transaction gain (loss) in the accompanying consolidated statements of operations, was a net loss of approximately $1.0 million and $1.2 million for the year ended December 31, 2012 and 2011, respectively. These net losses were primarily due to timing of settlement of intercompany balances and foreign currency denominated cash held as of the end of the period, for which we did not have foreign currency forward contracts.

Interest rate exposure

As of December 31, 2012, we had $45.5 million of marketable debt securities, which consisted of corporate and municipal bonds, with a weighted-average remaining maturity of 11 months. Due to the overall short-term remaining maturities of our marketable debt securities, our interest rate exposure is not significant. As of December 31, 2012, a 200 basis point increase in market interest rates would have reduced the fair value of our fixed rate marketable debt securities by approximately $0.8 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasystems Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 20, 2013

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$77,525	$60,353
Marketable securities	45,460	51,079

Total cash, cash equivalents, and marketable securities	122,985	111,432
Trade accounts receivable, net of allowance of $963 and $926	134,066	98,293
Deferred income taxes	10,202	9,826
Income taxes receivable	6,261	7,545
Other current assets	5,496	4,865

Total current assets	279,010	231,961
Property and equipment, net	30,827	14,458
Long-term deferred income taxes	49,292	43,286
Long-term other assets	1,680	2,186
Intangible assets, net	58,232	69,369
Goodwill	20,451	20,451

Total assets	$439,492	$381,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,330	$10,899
Accrued expenses	15,534	18,336
Accrued compensation and related expenses	40,715	39,170
Deferred revenue	95,546	73,840

Total current liabilities	155,125	142,245
Income taxes payable	13,551	9,547
Long-term deferred revenue	18,719	15,367
Other long-term liabilities	15,618	5,796

Total liabilities	203,013	172,955

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares and 70,000 shares authorized; 37,945 shares and 37,712 shares issued and outstanding	379	377
Additional paid-in capital	138,576	129,701
Retained earnings	94,349	77,029
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale marketable securities	88	57
Foreign currency translation adjustments	3,087	1,592

Total stockholders’ equity	236,479	208,756

Total liabilities and stockholders’ equity	$439,492	$381,711

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenue:
Software license	$163,906	$138,807	$119,839
Maintenance	133,527	117,110	83,878
Professional services	164,277	160,758	132,882

Total revenue	461,710	416,675	336,599

Cost of revenue:
Cost of software license	6,339	6,693	4,303
Cost of maintenance	14,787	13,077	11,041
Cost of professional services	136,254	145,028	113,390

Total cost of revenue	157,380	164,798	128,734

Gross profit	304,330	251,877	207,865

Selling and marketing	167,263	147,457	116,230
Research and development	76,726	65,308	55,193
General and administrative	28,915	28,198	25,034
Acquisition-related costs	—	482	5,924
Restructuring costs	—	(62)	8,064

Total operating expenses	272,904	241,383	210,445

Income (loss) from operations	31,426	10,494	(2,580)
Foreign currency transaction gain (loss)	780	(935)	(5,569)
Interest income, net	419	398	1,138
Other (expense) income, net	(1,680)	856	814

Income (loss) before provision (benefit) for income taxes	30,945	10,813	(6,197)
Provision (benefit) for income taxes	9,077	705	(306)

Net income (loss)	$21,868	$10,108	$(5,891)

Net earnings (loss) per share
Basic	$0.58	$0.27	$(0.16)

Diluted	$0.56	$0.26	$(0.16)

Weighted-average number of common shares outstanding
Basic	37,853	37,496	37,031
Diluted	38,859	39,404	37,031
Cash dividends declared per share	$0.12	$0.12	$0.12

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$21,868	$10,108	$(5,891)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	31	93	(338)
Less: reclassification adjustment for gains included in net loss	—	—	(237)
Foreign currency translation adjustments	1,495	296	149

Total other comprehensive income (loss)	1,526	389	(426)

Comprehensive income (loss)	$23,394	$10,497	$(6,317)

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2010	36,818	$368	$121,389	$81,776	$1,686	$205,219
Repurchase of common stock	(295)	(3)	(8,289)			(8,292)
Issuance of common stock for share-based compensation plans	690	7	(4,720)	—	—	(4,713)
Issuance of stock under Employee Stock Purchase Plan	22	—	595	—	—	595
Issuance of stock awards	15	—	420	—	—	420
Stock-based compensation expense	—	—	6,325	—	—	6,325
Value of stock options issued for acquisition of Chordiant	—	—	3,519	—	—	3,519
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $351	—	—	3,368			3,368
Cash dividends declared ($0.12 per share)	—	—	—	(4,454)	—	(4,454)
Other comprehensive loss	—	—	—	—	(426)	(426)
Net loss	—	—	—	(5,891)	—	(5,891)

Balance at December 31, 2010	37,250	$372	$122,607	$71,431	$1,260	$195,670
Repurchase of common stock	(139)	(1)	(4,863)			(4,864)
Issuance of common stock for share-based compensation plans	575	6	(4,293)	—	—	(4,287)
Issuance of stock under Employee Stock Purchase Plan	18	—	647	—	—	647
Issuance of stock awards	8	—	350	—	—	350
Stock-based compensation expense	—	—	8,678	—	—	8,678
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $83	—	—	6,575	—	—	6,575
Cash dividends declared ($0.12 per share)	—	—	—	(4,510)	—	(4,510)
Other comprehensive income					389	389
Net income	—	—	—	10,108	—	10,108

Balance at December 31, 2011	37,712	$377	$129,701	$77,029	$1,649	$208,756
Repurchase of common stock	(185)	(2)	(5,204)			(5,206)
Issuance of common stock for share-based compensation plans	382	4	(3,869)	—	—	(3,865)
Exercise of common stock warrants	2	—	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	22	—	603	—	—	603
Issuance of stock awards	12	—	—	—	—	—
Stock-based compensation expense	—	—	11,506	—	—	11,506
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $284	—	—	5,839	—	—	5,839
Cash dividends declared ($0.12 per share)	—	—	—	(4,548)	—	(4,548)
Other comprehensive income					1,526	1,526
Net income	—	—	—	21,868	—	21,868

Balance at December 31, 2012	37,945	$379	$138,576	$94,349	$3,175	$236,479

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$21,868	$10,108	$(5,891)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(6,031)	(6,658)	(3,719)
Deferred income taxes	(6,164)	(15,269)	(1,574)
Depreciation and amortization	18,566	17,462	11,988
Amortization of investments	1,419	849	994
Stock-based compensation expense	11,506	9,028	6,745
Foreign currency transaction loss	886	977	4,753
Other non-cash	3,357	1,749	(1,358)
Change in operating assets and liabilities:
Trade accounts receivable	(35,405)	(18,504)	(23,365)
Income taxes receivable and other current assets	6,584	10,519	(1,217)
Accounts payable and accrued expenses	(7,595)	9,050	4,250
Deferred revenue	24,787	14,595	23,927
Other long-term assets and liabilities	9,801	5,909	2,881

Cash provided by operating activities	43,579	39,815	18,414

Investing activities:
Purchases of marketable securities	(20,204)	(57,249)	(73,619)
Proceeds from maturities and called marketable securities	24,576	20,648	34,426
Sale of marketable securities	—	1,048	161,260
Payments for 2010 acquisition, net of cash acquired	—	—	(109,228)
Contingent consideration paid for a 2008 acquisition	—	—	(250)
Investment in property and equipment	(23,610)	(9,835)	(5,748)

Cash (used in) provided by investing activities	(19,238)	(45,388)	6,841

Financing activities:
Issuance of common stock for share-based compensation plans	1,128	2,622	2,863
Excess tax benefits from exercise or vesting of equity awards	6,031	6,658	3,719
Dividend payments to shareholders	(5,680)	(4,495)	(4,441)
Common stock repurchases for tax withholdings for net settlement of equity awards	(4,391)	(6,262)	(6,984)
Common stock repurchases under share repurchase programs	(5,179)	(4,835)	(8,408)

Cash used in financing activities	(8,091)	(6,312)	(13,251)

Effect of exchange rate on cash and cash equivalents	922	1,111	(4,734)

Net increase (decrease) in cash and cash equivalents	17,172	(10,774)	7,270
Cash and cash equivalents, beginning of year	60,353	71,127	63,857

Cash and cash equivalents, end of year	$77,525	$60,353	$71,127

Supplemental disclosures:
Income taxes paid	$5,106	$2,566	$1,582
Non-cash investing and financing activity:
Dividends payable	$—	$1,132	$1,118

See notes to consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

(c) Principles of consolidation

The consolidated financial statements include Pegasystems Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue recognition

The Company’s revenue is derived primarily from software licenses, maintenance fees related to the Company’s software licenses, and consulting services. The Company’s license arrangements, whether involving a perpetual license or a term license, generally contain multiple elements, including consulting services, training, and software maintenance services.

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

Before we can recognize revenue, the following four basic criteria must be met:

•

Persuasive evidence of an arrangement—As evidence of the existence of an arrangement, the Company uses a contract or purchase order signed by the customer for software and maintenance, and a statement of work for consulting services. In the event the customer is a reseller the Company ensures a binding agreement exists between the reseller and end user of the software.

•

Delivery of product—The Company delivers its software electronically or ships it via disk media. Services, including maintenance, are considered delivered as the work is performed or, in the case of maintenance, over the contractual service period.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Fee is fixed or determinable—The Company assesses whether a fee is fixed or determinable at the outset of the arrangement. In addition, we assess whether contract modifications to an existing term arrangement constitute a concession. The Company’s agreements do not include a right of return.

•

Collection of fee is probable—The Company assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history, its current creditworthiness, economic conditions in the customer’s industry and geographic location, and general economic conditions. If in the Company’s judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

Software license revenues

Perpetual software license fees are recognized as revenue when the software is delivered, any acceptance required by contract that is not perfunctory is obtained, no significant obligations or contingencies exist related to the software, other than maintenance, and all other revenue recognition criteria are met.

Term software license fees are payable on a monthly, quarterly, or annual basis under license agreements that typically have a three to five-year term and may be renewed for additional terms at the customer’s option.

As a result of the Company’s focus on frequent sales to its targeted customers, the Company’s strategy is to sell initial term licensing agreements to those customers with the goal to generate follow-on sales, and as a result of extended payment terms and other factors, such as the risk of concessions, the Company recognizes term license revenue over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met.

Until 2005, the majority of the Company’s term license arrangements were larger agreements with extended payment terms that did not typically result in follow-on license agreements. The Company no longer utilizes this business model for software license transactions and as of December 31, 2012 and 2011, the remaining balance of these installment receivables totaled zero and $1.3 million, respectively.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from “stand-alone” training services and consulting services under time and materials contracts is recognized as services are performed. The Company has VSOE of fair value for its training services and consulting services under time and materials contracts in North America, Australia, and Europe.

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

Revenue from stand-alone sales of Pega Cloud is recognized ratably over the term of the service. When implementation services are sold together with the Company’s Pega Cloud offering and these services have stand-alone value to the customer, the Company accounts for these services separately from its Pega Cloud offering as described earlier. Stand-alone value is established through the customer’s ability to buy these services from many trained partner system integrators and from transactions sold independently from the sale of Pega Cloud. Since these multiple-element arrangements are not software license sales, the Company applies a selling price hierarchy. Under the selling price hierarchy, third-party evidence of selling price (“TPE”) will be considered if VSOE does not exist, and estimated selling price (“ESP”) will be used if neither VSOE nor TPE is available. Generally, the Company is not able to determine TPE as its sales strategy is customized to the needs of its customers and the Company’s products and services are dissimilar to comparable products or services in the marketplace. In determining ESP, the Company applies significant judgment as it weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at an ESP for a service that is not sold separately by considering company-specific factors such as geographies, competitive landscape, and pricing practices used to establish bundled pricing and discounting.

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

The Company’s agreements with customers generally require it to indemnify the customer against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2012, the Company had not experienced any losses related to these indemnification obligations and no claims were outstanding.

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

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Fair value of financial instruments

The principal financial instruments held by the Company consist of cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying value of these instruments approximates their fair value due to their short maturities. See Note 3 “Marketable Securities” and Note 5 “Fair Value Measurements” for further discussion of financial instruments that are carried at fair value on a recurring basis.

(c) Derivative instruments

The Company uses foreign currency forward contracts to manage its exposures to changes in foreign currency exchange rates associated with its foreign currency denominated accounts receivable, intercompany payables, and cash. The foreign currency forward contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other (expense) income net, in its consolidated statement of operations. The fluctuations in the value of these foreign currency forward contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company, thus partly mitigating the volatility. Generally, the Company enters into foreign currency forward contracts with terms of 90 days or less.

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

The Company capitalizes and amortizes certain direct costs associated with computer software developed or purchased for internal use. The Company amortizes capitalized software costs generally over three to five years commencing on the date the software is placed into service. During 2012 and 2011, the Company did not capitalize any costs for computer software developed for internal use. During 2010, the Company capitalized $0.7 million of computer software costs related to the Company’s implementation of an accounting system for internal use.

(e) Goodwill

Goodwill represents the residual purchase price paid in a business combination after all identified assets and liabilities have been recorded. Goodwill is not amortized, but prior to the Company’s adoption of the Financial Accounting Standards Board “FASB” Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350)” (“ASU 2011-08”) in the fourth quarter of 2011, was tested annually in the fourth quarter for impairment or between annual tests if indicators of potential impairment exist. The Company performed its qualitative assessment in accordance with ASU 2011-08 in the fourth quarter of 2011 and 2012 and concluded it was not more likely than not that the fair value of its single reporting unit was less than its carrying value. In 2010, the Company compared the carrying value of the reporting unit to its fair value. Had the reporting unit’s carrying value exceeded its fair value, the Company would have recorded an impairment loss to the extent that the carrying value of goodwill exceeded its implied fair value. The Company performed its annual impairment evaluation in 2010 determined that goodwill was not impaired.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Intangible Assets

All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful life. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If impairment exists, the Company calculates the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows. The Company has not recorded any impairment in 2012, 2011, or 2010.

(g) Research and development and software costs

Research and development costs are expensed as incurred. Capitalization of computer software developed for resale begins upon the establishment of technological feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date as technological feasibility is established within a short timeframe from the software’s general availability and, as a result, no costs were capitalized during 2012, 2011, or 2010.

(h) Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with equity awards based on the fair value of these awards at the grant date. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award, and is adjusted each period for anticipated forfeitures. The Company recognizes stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant. See Note 14 “Stock-based Compensation” for discussion of the Company’s key assumptions included in determining the fair value of its equity awards at grant date.

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

(j) Restructuring costs

Restructuring costs include severance and related benefit costs for the reduction of personnel during the second and third quarter of 2010 related to the Chordiant acquisition. They also include future lease payments and demising costs, net of estimated sublease income, for the elimination of space within one facility. See Note 11 “Accrued Restructuring Costs” for further detail.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k) Foreign currency translation

The translation of assets and liabilities for the majority of the Company’s foreign subsidiaries is made at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. The resulting translation adjustments are reflected in accumulated other comprehensive income. The Company’s India subsidiary uses the U.S. dollar as its functional currency, therefore, its monetary assets and liabilities are remeasured at current rates and its non-monetary assets are recorded at historical exchange rates. Realized and unrealized exchange gains or losses from transactions and remeasurement adjustments are reflected in foreign currency transaction gain (loss), in the accompanying consolidated statements of operations.

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

As a global company, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of our business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries and nexus and tax credit estimates. In addition, the calculation of acquired tax attributes and the associated limitations are complex. See Note 15 “Income Taxes” for further information.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	MARKETABLE SECURITIES

(in thousands)	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$30,488	48	(10)	$30,526
Corporate bonds	14,853	83	(2)	14,934

Marketable securities	$45,341	131	(12)	$45,460

(in thousands)	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$27,968	74	(2)	$28,040
Corporate bonds	15,058	16	(34)	15,040
Government sponsored enterprise bonds	8,001	2	(4)	7,999

Marketable securities	$51,027	92	(40)	$51,079

The Company considers debt securities with maturities of three months or less when purchased, to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of December 31, 2012, remaining maturities of marketable debt securities ranged from January 2013 to January 2015, with a weighted-average remaining maturity of approximately 11 months.

4.	DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated accounts receivable, cash and intercompany payables. The U.S. operating company invoices most of its foreign customers in foreign currencies, which results in cash and receivables held at the end of the reporting period denominated in these foreign currencies. Since the U.S. operating company’s functional currency is the U.S. dollar, the Company recognizes a foreign currency transaction gain or (loss) on the foreign currency denominated cash, intercompany payables and accounts receivable held by the U.S. operating company in its consolidated statements of operations when there are changes in the foreign currency exchange rates versus the U.S. dollar. The Company is primarily exposed to changes in the value of the Euro and British pound relative to the U.S. dollar. The foreign currency forward contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other (expense) income, net, in its consolidated statement of operations. However, the fluctuations in the value of these foreign currency forward contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company, thus partly mitigating the volatility. Generally, the Company enters into foreign currency forward contracts with terms not greater than 90 days.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2012, the Company entered into and settled foreign currency forward contracts to sell €49.7 million and £52 million and receive in exchange $145.4 million. During 2011, the Company entered into and settled foreign currency forward contracts to sell €28.5 million and £19.5 million and receive in exchange $71.4 million. As of December 31, 2012 and December 31, 2011, the Company did not have any foreign currency forward contracts outstanding. During 2012, the change in the fair value of the Company’s foreign currency forward contracts recorded in other (expense) income, net, was a loss of $1.7 million. During 2011, the change in the fair value of the Company’s foreign currency forward contracts recorded in other (expense) income, net, was a gain $0.8 million.

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2,873	$2,873	$—

Marketable securities:
Municipal bonds	$30,526	$11,966	$18,560
Corporate bonds	14,934	14,934	—

Total marketable securities	$45,460	$26,900	$18,560

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,067	$3,067	$—

Marketable securities:
Municipal bonds	$28,040	$6,110	$21,930
Corporate bonds	15,040	15,040	—
Government sponsored enterprise bonds	7,999	2,001	5,998

Total marketable securities	$51,079	$23,151	$27,928

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets are recognized at fair value when they are impaired. During 2012, 2011, and 2010, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

6.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Unbilled trade accounts receivable relate to services earned under time and material arrangements, maintenance and license arrangements that had not been invoiced as of December 31, 2012 and December 31, 2011, respectively.

(in thousands)	December 31, 2012	December 31, 2011
Trade accounts receivable	$112,106	$77,123
Unbilled accounts receivable	22,923	22,096

Total accounts receivable	135,029	99,219

Allowance for doubtful accounts	—	(31)
Allowance for sales credit memos	(963)	(895)

Total allowance	(963)	(926)

	$134,066	$98,293

The Company records an allowance for estimates of potential sales credit memos when the related revenue is recorded and reviews this allowance periodically. The following reflects the activity of the allowance for sales credit memos for each of three years ended December 31:

(in thousands)	2012	2011	2010
Balance at beginning of year	$895	$1,027	$540
Provision for credit memos	1,773	2,877	3,050
Credit memos issued	(1,705)	(3,009)	(2,563)

	$963	$895	$1,027

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	PROPERTY AND EQUIPMENT

(in thousands)	December 31, 2012	December 31, 2011
Leasehold improvements	$23,065	$12,778
Computer equipment	11,715	8,951
Furniture and fixtures	5,160	3,495
Computer software purchased	3,048	3,186
Computer software developed for internal use	721	721
Fixed assets in progress	161	451

	43,870	29,582
Less: accumulated depreciation and amortization	(13,043)	(15,124)

Property and equipment, net	$30,827	$14,458

Depreciation and amortization expense was approximately $7.5 million, $6.1 million, and $4.3 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 17 “Geographic Information and Major Customers”, the Company operates in one operating segment, business process solutions, and has one reporting unit. There were no changes in the carrying amount of goodwill during 2012 or 2011.

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from four to nine years.

(in thousands)	Cost	Accumulated Amortization	Net Book Value
December 31, 2012
Customer related intangibles	$44,355	$(13,142)	$31,213
Technology	43,446	(16,431)	27,015
Other intangibles	2,238	(2,234)	4

Total	$90,039	$(31,807)	$58,232

December 31, 2011
Customer related intangibles	$44,355	$(8,214)	$36,141
Technology	43,446	(10,269)	33,177
Other intangibles	2,238	(2,187)	51

Total	$90,039	$(20,670)	$69,369

For the years ended December 31, 2012, 2011 and 2010, amortization expense of acquired intangibles was reflected in the Company’s consolidated statements of operations as follows:

(in thousands)	2012	2011	2010
Amortization expense:
Cost of software license	$6,189	$6,284	$4,231
Selling and marketing	4,928	4,928	3,285
General and administrative	20	103	185

Total amortization expense	$11,137	$11,315	$7,701

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, future estimated amortization expense is as follows:

(in thousands)	Future estimated amortization expense
2013	$11,095
2014	9,489
2015	8,688
2016	8,688
2017	8,688
2018 and thereafter	11,584

$58,232

9.	ACCRUED EXPENSES

(in thousands)	December 31, 2012	December 31, 2011
Other taxes	$2,711	$2,759
Restructuring	441	626
Professional fees	1,157	1,146
Income taxes	1,167	1,954
Professional services partners fees	256	120
Short-term deferred rent	1,111	1,428
Self-insurance health and dental claims	1,707	1,931
Dividends payable	—	1,132
Employee reimbursable expenses	879	897
Other	6,105	6,343

	$15,534	$18,336

10.	DEFERRED REVENUE

(in thousands)	December 31, 2012	December 31, 2011
Software license	$24,303	$15,005
Maintenance	62,144	50,916
Professional services	9,099	7,919

Current deferred revenue	95,546	73,840

Software license	15,407	13,532
Maintenance	3,312	1,835

Long-term deferred revenue	18,719	15,367

	$114,265	$89,207

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	ACCRUED RESTRUCTURING COSTS

During 2010, in connection with the Company’s integration plan of Chordiant, the Company recorded $6.5 million of severance and related benefit costs, which were all paid by the end of the first quarter of 2012. Also, in connection with the Company’s evaluation of its combined facilities, the Company eliminated space within one facility and recognized $1.6 million of restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for this space. The lease expires at the end of 2013.

A summary of the restructuring activity during 2012, 2011, and 2010 is as follows:

(in thousands)	Personnel	Facilities	Total
Balance as of April 21, 2010	$—	$—	$—
Restructuring costs	6,501	1,563	8,064
Cash payments	(3,749)	(69)	(3,818)
Other (1)	—	623	623

Balance as of December 31, 2010	$2,752	$2,117	$4,869

Restructuring costs	—	(62)	(62)
Cash payments	(2,509)	(1,255)	(3,764)

Balance as of December 31, 2011	$243	$800	$1,043

Cash payments	(243)	(359)	(602)

Balance as of December 31, 2012	$—	$441	$441

(1)	Reflects the liability initially recorded for the acquired above market operating lease terms at acquisition, which was subsequently restructured.

(in thousands)	As of December 31, 2012	As of December 31, 2011
Reported as:
Accrued expenses	$441	$626
Other long-term liabilities	—	417

	$441	$1,043

12.	COMMITMENTS AND CONTINGENCIES

Commitments

On June 29, 2011, the Company entered into a lease arrangement for the Company’s new office headquarters in Cambridge, Massachusetts commencing on July 1, 2011 and terminating on December 31, 2023, subject to the Company’s option to extend for two additional five-year periods. Rental payments due under this lease arrangement total $75.8 million. The Company completed its move to the new office headquarters in the third quarter of 2012 and ceased use of the former office space in the fourth quarter of 2012 resulting in approximately $0.2 million in lease exit costs. The remaining $0.5 million of lease payments for this space will be paid by the end of the second quarter of 2013.

The Company also leases space for its other offices under non-cancelable operating leases that expire at various dates through 2020.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, the Company’s future minimum rental payments required under operating leases with non-cancelable terms in excess of one year were as follows:

(in thousands) For the calendar year	Operating Leases
2013	$8,929
2014	9,077
2015	8,842
2016	8,838
2017	8,194
2018 & Thereafter	46,984

$90,864

Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases and landlord tenant allowances. In connection with the Company’s lease for its new office headquarters, the Company has a landlord tenant allowance totaling approximately $8.4 million, all of which was used and reimbursed to the Company as of December 31, 2012 and will be amortized as a reduction to rent expense on a straight-line basis over the term of the lease. Total rent expense under operating leases was approximately $14.1 million, $11.4 million and $8.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Contingencies

The Company is a party in various other contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

13.	STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. The Board of Directors has the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. The Company had not issued any shares of preferred stock through December 31, 2012.

(b) Common stock

The Company has 100,000,000 authorized shares of common stock, $0.01 par value per share, of which 37,945,000 shares were issued and outstanding at December 31, 2012.

Since 2004, the Company’s Board of Directors has approved stock repurchase programs that have authorized the Company to repurchase in the aggregate up to $92.4 million of its common stock. Purchases under these programs have been made on the open market.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of the Company’s repurchase activity under all of the Company’s repurchase programs for the years ended December 31:

(Dollars in thousands)	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$13,963		$13,237		$15,779
Authorizations		6,036		5,590		5,750
Repurchases paid	181,803	(5,130)	137,429	(4,815)	294,059	(8,272)
Repurchases unsettled	3,399	(76)	1,688	(49)	538	(20)

Authorized dollars remaining as of December 31,		$14,793		$13,963		$13,237

(c) Dividends

On May 30, 2006, the Company’s Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. The Company declared $0.12 per share for the year ended December 31, 2012, but the Board of Directors authorized the acceleration of the fourth quarter dividend to be paid in December 2012 rather than in January 2013. Therefore, the Company paid $5.7 million in dividends in 2012. For the years ended December 31, 2011 and 2010, the Company declared $0.12 per share and paid cash dividends of $4.5 million, and $4.4 million, respectively. It is the Company’s current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

(d) Warrants summary

In January 2012, a former stockholder of 1mind Corporation (“1mind”) exercised a warrant to purchase 2,464 shares of our common stock, which was originally issued as part of the consideration for our acquisition of 1mind in 2002. In accordance with the net exercise provisions of this warrant, we withheld 78 shares of our common stock to cover the exercise price of the warrant, which shares were valued at $2,094 based on the average closing price of our common stock over the ten consecutive trading days ending on the third trading day prior to the exercise date, and issued 2,386 shares of our common stock. The issuance of these shares was made in reliance on an exemption from registration under Regulation D under the Securities Act of 1933. As of December 31, 2012, there were no warrants outstanding.

14.	STOCK-BASED COMPENSATION

The majority of the Company’s stock-based compensation arrangements vest over either a four or five year vesting schedule and the Company’s stock options have a ten-year term. The Company recognizes stock-based compensation using the ratable method, which treats each vesting tranche as if it were an individual grant.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company periodically grants stock options and restricted stock units (“RSUs”) for a fixed number of shares to employees and non-employee Directors. The exercise price for stock options is greater than or equal to the fair market value of the shares at the grant date. RSUs deliver to the recipient a right to receive a specified number of shares of the Company’s common stock upon vesting. Unlike stock options, there is no cost to the employee at share issuance. The Company values its RSUs at the fair value of its common stock on the grant date, which is the closing price of its common stock on the grant date, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period. Upon vesting of the RSUs, the Company withholds shares of common stock in an amount sufficient to cover the minimum statutory tax withholding obligations and issues shares of its common stock for the remaining amount.

Employees may elect to receive 50% of their target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. If elected by an employee, the equity amount is equal in value on the date of grant to 50% of his or her target incentive opportunity, based on the employee’s base salary. The number of RSUs granted is determined by dividing 50% of the employee’s target incentive opportunity by the fair value of a RSU on the grant date. If elected, the award vests 100% on the CICP payout date of the following year for all participants. Vesting is conditioned upon the performance conditions of the CICP and on continued employment; if threshold funding does not occur, the equity grant will be cancelled. The Company considers vesting to be probable on the grant date and recognizes the associated stock-based compensation expense over the requisite service period beginning on the grant date and ending on the vest date.

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

Share-Based Compensation Plans:

(a) 1994 Long-term Incentive Plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (as amended in 2003, the “1994 Plan”) to provide employees, Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. As of December 31, 2012, options to purchase an aggregate of approximately 80,000 shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

(b) 1996 Non-Employee Director Stock Option Plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provided for the grant to non-employee Directors of the Company of options to purchase shares of its common stock. All shares authorized for issue under this plan have been awarded. Beginning in July 2006, in lieu of granting fully vested options, the Company grants shares of its common stock to its non-employee directors under the 2004 Long-term Incentive Plan, as described below. As of December 31, 2012, options to purchase an aggregate of approximately 50,000 shares of common stock were outstanding under the Director Plan.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Amended and Restated 2004 Long-Term Incentive Plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. In July 2011, the Company’s stockholders approved the Pegasystems Inc. Amended and Restated 2004 Long-term Incentive Plan (the “Restated 2004 Plan”), which provided for an additional 5,000,000 authorized shares available for grant under the plan and extended the term of the plan to 2021. Beginning in June 2006, each member of the Company’s Board of Directors (except the Company’s Chairman and Chief Executive Officer) is entitled to receive on an annual basis a number of shares of common stock, which as of March 2010 was equal to $70,000, divided by the fair market value of its common stock on the grant date. As of December 31, 2012, approximately 4,333,000 shares were subject to outstanding options and stock-based awards under the Restated 2004 Plan.

(d) 2006 Employee Stock Purchase Plan

In 2006, the Company adopted a 2006 Employee Stock Purchase Plan (the “2006 ESPP”) pursuant to which the Company’s employees are entitled to purchase up to an aggregate of 500,000 shares of common stock at a price equal to at least 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as the Company’s Board of Directors may establish from time to time. Until the Company’s Board of Directors determines otherwise, the Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. As a result, the 2006 ESPP is non-compensatory and is tax qualified. Therefore, as of December 31, 2012, no compensation expense related to shares issued under the plan had been recognized. In October 2012, the Company’s Board of Directors amended the term of the 2006 ESPP such that it will continue until there are no shares remaining to be issued under the plan or until the plan is terminated by the Board of Directors, whichever occurs first. As of December 31, 2012, approximately 119,000 shares had been issued thereunder.

Shares reserved

As of December 31, 2012, there were approximately 4,118,000 shares remaining for issuance for future equity grants under the Company’s stock plans, consisting of approximately 3,736,000 shares under the Restated 2004 Plan and approximately 382,000 shares under the 2006 ESPP. There were no shares available for future equity grants under the 1994 Plan or the Director Plan.

Equity grants, assumptions and activity

During 2012, the Company issued approximately 384,000 shares to its employees under the Company’s share-based compensation plans and approximately 12,000 shares to the non-employee members of its Board of Directors.

The following table presents the stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31:

(in thousands)	2012	2011	2010
Stock-based compensation expense:
Cost of services	$3,655	$2,737	$1,825
Operating expenses	7,851	6,291	4,920

Total stock-based compensation before tax	11,506	9,028	6,745
Income tax benefit	(3,699)	(2,854)	(2,185)

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes option valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The amount of stock-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the Company recognizes the actual expense over the vesting period only for the shares that vest. The weighted-average grant-date fair value for stock options granted in 2012, 2011, and 2010, was $9.43, $11.91, and $12.22, respectively.

The weighted-average assumptions used in the Black-Scholes option valuation model are as follows for the years ended December 31:

	2012	2011	2010
Expected volatility (1)	54%	45%	41%
Expected term in years (2)	4.3	5.1	5.1
Risk-free interest rate (3)	0.63%	1.18%	1.65%
Expected annual dividend yield (4)	0.52%	0.58%	0.71%

(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of the Company’s common stock over a period of time which approximates the expected option term.

(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.

(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.

(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumptions used for options granted during the applicable period. The expected annual dividend is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

The Company elected to adopt the alternative transition method (“short cut method”) in calculating their historical pool of windfall tax benefits in regards to its share-based compensation.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined stock option activity under the Company’s stock option plans for the year ended December 31, 2012:

	Shares (in thousands)	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of January 1, 2012	2,532	$15.46
Granted	1,818	22.87
Exercised	(371)	8.64
Forfeited/Cancelled	(82)	27.19

Options outstanding as of December 31, 2012	3,897	$19.32

Vested and expected to vest as December 31, 2012	3,300	$18.44	6.7	$19,728

Exercisable as of December 31, 2012	1,639	$12.78	3.9	$18,605

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2012, 2011, and 2010 was $8.5 million, $19.4 million, and $23.8 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2012 is based on the difference between the closing price of the Company’s stock of $22.68 on December 31, 2012 and the exercise price of the applicable stock options.

As of December 31, 2012, the Company had unrecognized stock-based compensation expense related to the unvested portion of stock options of approximately $13.3 million that is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

RSUs

The weighted-average grant-date fair value for RSUs granted in 2012, 2011, and 2010 was $32.35, $30.87, and $33.90, respectively. The following table summarizes the combined RSU activity for periodic grants and the CICP under the Restated 2004 Plan for the year ended December 31, 2012:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested as of January 1, 2012	690	$28.82
Granted	177	32.35
Vested	(236)	26.91
Forfeited	(64)	30.88

Nonvested as of December 31, 2012	567	$31.19	$12,856

Expected to vest as of December 31, 2012	407	$31.42	$9,235

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The RSUs associated with periodic grants vest over five years with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years. Approximately 52,000 RSUs granted in connection with the 2012 CICP are expected to vest 100% in March 2013.

The fair value of RSUs vested in 2012, 2011, and 2010 was $7.1 million, $6.4 million, and $4.5 million, respectively. The aggregate intrinsic value of RSUs outstanding and expected to vest as of December 31, 2012 is based on the closing price of the Company’s stock of $22.68 on December 31, 2012.

As of December 31, 2012, the Company had approximately $5.9 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized as expense over a weighted-average period of approximately 2.03 years.

15.	INCOME TAXES

The components of income (loss) before provision (benefit) for income taxes are as follows for the years ended December 31:

(in thousands)	2012	2011	2010
Domestic	$20,497	$1,862	$(13,695)
Foreign	10,448	8,951	7,498

Total income (loss) before provision (benefit)	$30,945	$10,813	$(6,197)

The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

(in thousands)	2012	2011	2010
Current:
Federal	$12,128	$11,698	$(376)
State	971	1,775	292
Foreign	2,142	2,501	1,352

Total current provision	15,241	15,974	1,268

Deferred:
Federal	(4,759)	(13,978)	(4,622)
State	(870)	(2,204)	2,486
Foreign	(535)	913	562

Total deferred benefit	(6,164)	(15,269)	(1,574)

Total provision (benefit)	$9,077	$705	$(306)

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Valuation allowance	(3.0)	3.0	(37.2)
Transaction costs	—	—	(10.7)
State income taxes, net of federal benefit and tax credits	(0.8)	(4.6)	7.8
Permanent differences	1.7	5.4	(7.8)
Domestic production activities	(3.9)	(13.6)	—
Federal research and experimentation credits	—	(5.3)	5.5
Tax effects of foreign activities	(2.7)	1.7	14.1
Tax-exempt income	(0.1)	(0.3)	1.8
Provision to return adjustments	0.6	2.5	1.7
Non-deductible compensation	1.5	3.0	(2.2)
Provision for uncertain tax positions	2.8	(19.7)	0.2
Other	(1.8)	(0.6)	(3.3)

Effective income tax rate	29.3%	6.5%	4.9%

Deferred income taxes reflect the tax attributes and tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets and liabilities are as follows:

(in thousands)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$61,248	$62,918
Accruals and reserves	16,521	14,951
Software revenue	6,529	7,024
Depreciation	4,882	3,635
Tax credit carryforwards	4,914	3,964
Other	(31)	5

Total deferred tax assets	94,063	92,497
Less valuation allowances	(12,128)	(13,057)

Net deferred tax assets	$81,935	$79,440

Deferred tax liabilities:
Intangibles	$(22,441)	(26,328)

Total deferred tax liabilities	(22,441)	(26,328)

Net deferred income taxes	$59,494	$53,112

Reported as:
Current deferred tax asset	$10,202	$9,826
Long-term deferred income tax assets	49,292	43,286

Total deferred income taxes	$59,494	$53,112

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2012, the Company had approximately $139 million of federal NOLs, of which $113.2 million are available for use subject to annual limitations through 2029. As of December 31, 2012 the Company has $1.3 million of deferred tax asset related to state NOLs.

The Company records a valuation allowance for deferred tax assets when it is more-likely-than-not that the Company will not realize the entire benefit of the assets. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information. The $0.9 million net decrease in the valuation allowance during 2012 primarily relates to the release of a $1.1 million valuation allowance previously recorded against NOLs as a result of the expiration of their applicable statute, partially offset by a $0.2 million valuation allowance recorded against certain state tax credits generated during the year. The $0.3 million increase in the valuation allowance during 2011 relates to a valuation allowance recorded against certain state tax credits generated during the year and certain capital losses that the Company will not be able to utilize.

As of December 31, 2012, the Company had available $6.9 million of state tax research and experimentation (“R&E”) credits and $0.5 million of investment tax credits expiring in the years 2013 through 2027.

The Company’s India subsidiary is a development center in an area designated as a Special Economic Zone (“SEZ”), and is entitled to a tax holiday in India. The tax holiday reduces or eliminates income tax in that country and expires in 2022. For the years ended December 31, 2012, 2011, and 2010, the effect of the income tax holiday was to reduce the overall income tax provision by approximately $0.5 million, $0.3 million, and $0.4 million, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $36.6 million as of December 31, 2012. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. It is impractical to estimate the amount of U.S. tax the Company could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because the Company considers its earnings permanently reinvested.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2012	2011	2010
Balance as of January 1,	$25,312	$20,266	$4,442
Additions based on tax positions related to the current year	3,855	7,231	54
Additions for tax positions of prior years	969	3	16
Additions for acquired uncertain tax benefits	—	—	16,670
Reductions for tax positions of prior years	(3,819)	(2,188)	(916)

Balance as of December 31,	$26,317	$25,312	$20,266

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, the Company had approximately $26.3 million of total unrecognized tax benefits, of which $16 million would decrease the Company’s effective tax rate if recognized. However, approximately $9.2 million of these unrecognized tax benefits relate to acquired NOLs and research tax credits, which are subject to limitations on use. The Company expects that the changes in the unrecognized benefits within the next twelve months will be approximately $0.6 million, all of which relate to the expiration of applicable statute of limitations and would reduce the Company’s effective tax rate if realized.

For the years ended December 31, 2012, 2011, and 2010, the reductions for tax positions of prior years were related to the lapse in the applicable statute of limitations for the Company’s tax years 2007 and earlier.

For the years ended December 31, 2012 and 2010, the Company recognized interest expense of approximately $0.1 million and $44,000, respectively. For the year ended December 31, 2011, the Company recognized a reduction of interest expense of approximately $0.4 million. For the years ended December 31, 2012, 2011, and 2010, the Company did not recognize any significant penalties. As of December 31, 2012 and 2011, the Company had accrued approximately $0.7 million and $0.6 million, respectively, for interest and penalties.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S. federal, state, or local, or foreign income tax examinations by tax authorities for the years before 2008. With few exceptions, the statute of limitations remains open in all other jurisdictions for the tax years 2008 to the present.

16.	NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, warrants, and RSUs, using the treasury stock method and the average market price of our common stock during the applicable period. Certain shares related to some of our outstanding stock options, warrants and RSUs were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Basic
Net income (loss)	$21,868	$10,108	$(5,891)

Weighted-average common shares outstanding	37,853	37,496	37,031

Net earnings (loss) per share, basic	$0.58	$0.27	$(0.16)

Diluted
Net income (loss)	$21,868	$10,108	$(5,891)

Weighted-average common shares outstanding	37,853	37,496	37,031
Weighted-average effect of dilutive securities:
Stock options and warrants	777	1,612	—
RSUs	229	296	—

Effect of assumed exercise of stock options, warrants and RSUs	1,006	1,908	—

Weighted-average common shares outstanding, assuming dilution	38,859	39,404	37,031

Net earnings (loss) per share, diluted	$0.56	$0.26	$(0.16)

Outstanding options, warrants and RSUs excluded as impact would be antidilutive	62	32	3,779

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses its software solutions and provides consulting services, maintenance, and training related to its software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services—software that provides business process solutions in the enterprise applications market. The Company’s CODM is its Chief Executive Officer. To assess performance, the Company’s CODM primarily reviews financial information on a consolidated basis. Therefore, the Company has determined it operates in one segment—business process solutions.

The Company’s international revenue is from sales to customers based outside of the U.S. The Company derived its operating revenue from the following geographic areas for the years ended December 31:

(Dollars in thousands)	2012		2011		2010
U.S.	$250,022	54%	$216,365	52%	$199,863	59%
United Kingdom	87,135	19%	94,338	23%	59,571	18%
Europe, other	69,898	15%	70,990	17%	47,050	14%
Other	54,655	12%	34,982	8%	30,115	9%

	$461,710	100%	$416,675	100%	$336,599	100%

Long-lived assets related to the Company’s U.S. and international operations as of December 31 were as follows:

(Dollars in thousands)	2012		2011
U.S.	$22,693	73%	$9,624	67%
India	5,461	18%	2,391	16%
International, other	2,673	9%	2,443	17%

	$30,827	100%	$14,458	100%

There were no customers accounting for 10% or more of the Company’s total revenue in 2012, 2011, and 2010. There was one customer that accounted for 10% or more of the Company’s trade receivables, net, as of December 31, 2012 and 2011, as listed below. The Company’s financial services, healthcare and insurance customers as a group represent a significant amount of the Company’s revenues and receivables. However, the Company determined this concentration did not have a material impact on its allowances for doubtful accounts and sales credit memos as of December 31, 2012.

(Dollars in thousands)	2012	2011
Trade receivables, net of allowances	$134,066	$98,293
Customer A	10%	14%

Marketable securities are another financial instrument that potentially subject the Company to a concentration of credit risk. See Note 3 “Marketable Securities” and Note 5 “Fair Value Measurements” for further discussion.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution retirement plan for qualifying employees pursuant to which the Company makes discretionary matching profit sharing contributions. Company contributions under the plan totaled approximately $2.8 million in 2012, $2.5 million in 2011, and $2.0 million in 2010. In addition, the Company has defined contribution plans for qualifying international employees and contributions expensed under those plans totaled approximately $3.2 million in 2012, $2.1 million in 2011, and $1.2 million in 2010.

19.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2012
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$111,167	$105,056	$101,657	$143,830
Gross profit	69,633	65,069	63,992	105,636
Income (loss) from operations	5,919	(2,684)	401	27,790
Income (loss) before provision (benefit) for income taxes	5,931	(3,168)	32	28,150
Net income (loss)	4,057	(2,267)	(331)	20,409
Net earnings (loss) per share, basic	$0.11	$(0.06)	$(0.01)	$0.54

Net earnings (loss) per share, diluted	$0.10	$(0.06)	$(0.01)	$0.53

	2011
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$102,360	$103,518	$95,503	$115,294
Gross profit	62,344	63,121	53,692	72,720
Income (loss) from operations	5,564	3,234	(2,008)	3,704
Income (loss) before provision (benefit) for income taxes	6,694	3,331	(2,451)	3,239
Net income (loss)	4,731	2,273	4,959	(1,855)
Net earnings (loss) per share, basic	$0.13	$0.06	$0.13	$(0.05)

Net earnings (loss) per share, diluted	$0.12	$0.06	$0.13	$(0.05)

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control — Integrated Framework issued by the COSO.

Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included on page 42 in Item 8 Financial Statements and Supplementary Data.

(c) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this Item is contained in our proxy statement for our 2013 annual stockholders meeting (the “2013 proxy statement”) under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2013 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 407 (c) (3), 407(d) (4), and 407(d) (5) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our Board of Directors and procedures of security holders to recommend nominees to our Board of Directors is contained in the 2013 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

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

EXECUTIVE OFFICERS

The names of our executive officers and certain information about them are set forth below as of February 1, 2013:

Alan Trefler, age 56, a founder of Pegasystems, serves as Chief Executive Officer and Chairman and has been a Director since we organized in 1983. Prior to 1983, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in Economics and Computer Science from Dartmouth College.

Craig Dynes, age 57, joined Pegasystems in September 2006 as Chief Financial Officer and Senior Vice President. Mr. Dynes also served as the Company’s principal accounting officer from November 2007 until May 2008. On November 5, 2012, Mr. Dynes notified the Company that he intends to resign from his positions with the Company. His responsibilities as Chief Financial Officer end effective with the filing of this Annual Report on Form 10-K. From 2004 to 2006, Mr. Dynes served as Chief Financial Officer at Demandware, a venture-backed enterprise software firm. From 2003 to 2004, Mr. Dynes served as President and CEO of Narad Networks, a manufacturer of equipment for the cable television industry. From 1997 to 2002, Mr. Dynes served as Chief Financial Officer of SilverStream Software, Inc., an application development software company. Prior to SilverStream, Mr. Dynes held senior financial positions at Sybase Inc. and Powersoft Corp. Mr. Dynes is a graduate of the Richard Ivey School of Business Administration, the University of Western Ontario and is a Canadian Chartered Accountant.

Efstathios Kouninis, age 51, joined Pegasystems in April 2008 as Vice President of Finance. In May 2008, the Board of Directors appointed Mr. Kouninis as the Company’s Chief Accounting Officer. From February 2006 to April 2008, Mr. Kouninis served as Chief Financial Officer and Treasurer of Tasker Products Corporation, a publicly traded manufacturer of antimicrobial chemicals. From November 2004 to February 2006, Mr. Kouninis served on the Staff of the Division of Corporation Finance of the U. S. Securities and Exchange Commission. Mr. Kouninis holds a Post Baccalaureate in Accounting, a M.S. in taxation from Bentley College, and a B.S. from the University of Massachusetts.

Douglas Kra, age 50, joined Pegasystems in November 2004 as Vice President of Global Services. From 2002 to 2004, Mr. Kra served as Vice President at eLoyalty Corp., a consulting company specializing in customer relationship management. From 2000 to 2001, Mr. Kra served as President of Zefer Corp., an internet consulting firm. Prior to Zefer, Mr. Kra spent ten years at Cambridge Technology Partners Inc. in a variety of senior roles. He holds a B.A. in Computer Science from Brandeis University and an M.B.A. in finance from the New York University Stern School of Business.

Michael Pyle, age 58, joined Pegasystems in 1985 and has served as Senior Vice President of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle’s professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the U.S. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the Civil Service College in London.

Leon Trefler, age 52, joined Pegasystems in April 1998 as an Account Executive for Strategic Business Development. Since then he has held various senior sales management positions across the Company and in Channel Sales. In 2002, he launched the commercialization of PRPC. From April 2007 to January 2010, Mr. Trefler served as Vice President of Sales, North America and in January 2010, Mr. Trefler was promoted to Senior Vice President of Sales. Mr. Trefler holds a B.A. degree from Dartmouth College.

Alan Trefler and Leon Trefler are brothers. There are no other family relationships among any of our executive officers or Directors.

ITEM 11.	Executive Compensation

The information required by this item is contained in the 2013 proxy statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to stock ownership of certain beneficial owners and management is contained in the 2013 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2012:

(In thousands, except per share amounts)	(a)	(b)	(c)
	Number of shares of common stock to be issued upon exercise of outstanding stock options and vesting of RSUs (3)	Weighted-average exercise price per share of outstanding stock options (4)	Number of shares of Common stock Remaining available For future issuance (excluding those in Column (a)) (5)
Equity compensation plans approved by stockholders (1)	4,397	$19.21	4,118
Equity compensation plans not approved by stockholders (2)	66	$26.06	—

(1)	Our equity compensation plans include the Amended and Restated 1994 Long-Term Incentive Plan (the “1994 Plan”), the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), the Amended and Restated 2004 Long-Term Incentive Plan (the “Restated 2004 Plan”), and the 2006 Employee Stock Purchase Plan as amended, (the “2006 ESPP”). Our stockholders previously approved each of these plans and all amendments that were subject to stockholder approval. In addition to the issuance of stock options, the 1994 Plan allowed for the issuance of stock appreciation rights, restricted stock, and long-term performance awards. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan or the Director Plan in the future. In addition to the issuance of stock options, the Restated 2004 Plan allows for the issuance of stock purchase rights and other stock-based awards, including RSUs. See Note 14 “Stock-Based Compensation” included in the notes to the accompanying audited consolidated financial statements for further information and description of our equity compensation plans.

(2)	These stock options were assumed in connection with our acquisition of Chordiant and were originally granted under the Chordiant Software, Inc. 2005 Equity Incentive Plan (the “2005 Plan”), the Chordiant Software, Inc. 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”), the Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Director Stock Option Plan (the “1999 Director Plan”), and the Prime Response Group, Inc. 1998 Stock Options/Stock Issuance Plan (the “1998 Prime Response Plan”) (collectively, the “Chordiant Plans”). No additional awards were or may be granted under the Chordiant Plans following the date of acquisition. These plans were not approved by our stockholders since they were adopted at the date of acquisition. In connection with our acquisition of Chordiant, all outstanding equity awards issued under the Chordiant Plans with an exercise price of $6.00 or lower were assumed by us and converted into the right to receive 0.13 shares of Pegasystems common stock for every one share of Chordiant common stock covered by such awards. All other outstanding equity awards issued under the Chordiant Plans were cancelled.

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

(3)	The number of shares of common stock issued upon exercise of vested stock options and vesting of RSUs will be less than 4,463,000 because of the “net settlement” feature of most of these stock options and RSUs. This feature enables the employee to satisfy the cost to exercise (in the case of stock options) and, if applicable, taxes due (in the case of stock options and RSUs) by surrendering shares to the Company based on the fair value of the shares at the exercise date (in the case of stock options) or vesting date (in the case of RSUs), instead of selling all of the shares on the open market to satisfy these obligations. The settlement of vested stock options and vested RSUs on a net share basis will result in fewer shares issued by the Company. During 2012, stock option and RSU holders net settled stock options and RSUs representing the right to purchase a total of 548,000 shares, of which only 319,000 were issued to the stock option and RSU holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes.

(4)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(5)	Includes approximately 382,000 shares remaining available for issuance as of December 31, 2012 under the 2006 ESPP.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the 2013 proxy statement under the headings “Certain Relationships and Related Transactions” and “Determination of Independence” and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is contained in the 2013 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

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
Craig Dynes
Senior Vice President, Chief Financial Officer (principal financial officer) (duly authorized officer)

Date: February 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 20, 2013 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ CRAIG DYNES Craig Dynes	Senior Vice President, Chief Financial Officer (principal financial officer)

/s/ EFSTATHIOS KOUNINIS Efstathios Kouninis	Vice President of Finance and Chief Accounting Officer (principal accounting officer)

/s/ RICHARD JONES Richard Jones	Vice Chairman and Director

/s/ PETER GYENES Peter Gyenes	Director

/s/ STEVEN KAPLAN Steven Kaplan	Director

/s/ JAMES O’HALLORAN James O’Halloran	Director

/s/ LARRY WEBER Larry Weber	Director

/s/ WILLIAM WYMAN William Wyman	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 14, 2010, by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and Chordiant Software, Inc. (Filed as Exhibit 2.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

+3.1	Restated Articles of Organization of the Registrant and Amendment thereto

3.2	Amended and Restated Bylaws of Pegasystems Inc. (Filed as Exhibit 99.3 to the Registrant’s April 1, 2009 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.4	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.6	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.7++	Amended and Restated 2004 Long-Term Incentive Plan, dated May 18, 2011 (Filed as Appendix A within the Registrant’s 2011 Proxy Statement, filed May 23, 2011 and incorporated herein by reference).

10.8++	Form of Employee Stock Option Agreement, as amended on December 15, 2009. (Filed as Exhibit 10.8 to the Registrant’s 2009 Form 10-K and incorporated herein by reference.)

10.9++	Form of Restricted Stock Unit Agreement, as amended on December 15, 2009. (Filed as Exhibit 10.9 to the Registrant’s 2009 Form 10-K and incorporated herein by reference.)

10.10	Form of Non-Employee Director Stock Option Agreement. (Filed as Exhibit 10.2 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference.)

10.11++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004. (Filed as Exhibit 10.20 to the Registrant’s 2004 Form 10-K and incorporated herein by reference.)

10.12	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated herein by reference.)

10.13++	Compensation program for members of the Registrant’s Board of Directors, effective May 30, 2006. (Detailed in Registrant’s June 5, 2006 Form 8-K and incorporated herein by reference.)

EXHIBIT INDEX—(CONTINUED)

Exhibit No.	Description

10.14++	Offer Letter between the Registrant and Craig A. Dynes dated September 7, 2006. (Filed as Exhibit 99.2 to the Registrant’s September 12, 2006 Form 8-K and incorporated herein by reference.)

10.15	Amendment Number 10 to Lease Agreement dated July 24, 2006 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.1 to the Registrant’s September 30, 2006 Form 10-Q and incorporated herein by reference.)

10.16++	Amendment to Stock Option Agreement between the Registrant and Richard H. Jones dated December 29, 2006. (Filed as Exhibit 99.1 to the Registrant’s January 4, 2007 Form 8-K and incorporated herein by reference.)

10.17	Amendment Number 11 to Lease Agreement dated as of June 11, 2008 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.2 to the Registrant’s June 30, 2008 Form 10-Q and incorporated herein by reference.)

10.18	Form of Tender and Voting Agreement by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and the individuals listed on the signatures pages thereto, dated as of March 14, 2010 (Filed as Exhibit 10.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

10.19++	2011 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s March 2, 2011 Form 8-K and incorporated herein by reference.)

10.20++	2011 Section 16 Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s March 2, 2011 Form 8-K and incorporated herein by reference.)

10.21	Lease Agreement, dated June 29, 2011 between Charles Park One, LLC and Pegasystems Inc. for premises at One Charles Park (Filed as Exhibit 99.1 to the Registrant’s Form 8-K/A filed on July 6, 2011 and incorporated herein by reference.)

10.22++	2012 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 22, 2012 Form 8-K and incorporated herein by reference.)

10.23++	2012 Section 16 Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 22, 2012 Form 8-K and incorporated herein by reference.)

+10.24++	2006 Employee Stock Purchase Plan, as amended on October 25, 2012.

+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

EXHIBIT INDEX—(CONTINUED)

Exhibit No.	Description

101.INS**	XBRL Instance document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

+	Filed herewith

**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.