Form 10-Q
period 2013-03-31
PEGASYSTEMS INC
filed 2013-05-06
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

There were 37,936,149 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 25, 2013

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$123,731	$77,525
Marketable securities	57,124	45,460

Total cash, cash equivalents, and marketable securities	180,855	122,985
Trade accounts receivable, net of allowance of $1,134 and $963	70,513	134,066
Deferred income taxes	10,252	10,202
Income taxes receivable	4,774	6,261
Other current assets	5,735	5,496

Total current assets	272,129	279,010
Property and equipment, net	29,747	30,827
Long-term deferred income taxes	49,163	49,292
Long-term other assets	1,618	1,680
Intangible assets, net	55,455	58,232
Goodwill	20,451	20,451

Total assets	$428,563	$439,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,233	3,330
Accrued expenses	15,267	15,534
Accrued compensation and related expenses	18,848	40,715
Deferred revenue	104,608	95,546

Total current liabilities	140,956	155,125
Income taxes payable	13,707	13,551
Long-term deferred revenue	16,029	18,719
Other long-term liabilities	16,482	15,618

Total liabilities	187,174	203,013

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 100,000 shares authorized; 37,951 shares and 37,945 shares issued and outstanding	380	379
Additional paid-in capital	137,591	138,576
Retained earnings	102,276	94,349
Accumulated other comprehensive income	1,142	3,175

Total stockholders’ equity	241,389	236,479

Total liabilities and stockholders’ equity	$428,563	$439,492

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue:
Software license	$43,209	$35,943
Maintenance	36,322	30,845
Professional services	36,715	44,379

Total revenue	116,246	111,167

Cost of revenue:
Cost of software license	1,583	1,599
Cost of maintenance	3,735	3,609
Cost of professional services	32,335	36,326

Total cost of revenue	37,653	41,534

Gross profit	78,593	69,633

Operating expenses:
Selling and marketing	39,270	38,395
Research and development	19,576	19,004
General and administrative	6,796	6,315

Total operating expenses	65,642	63,714

Income from operations	12,951	5,919
Foreign currency transaction (loss) gain	(1,890)	740
Interest income, net	118	111
Other income (expense), net	839	(839)

Income before provision for income taxes	12,018	5,931
Provision for income taxes	2,949	1,874

Net income	$9,069	$4,057

Earnings per share:
Basic	$0.24	$0.11
Diluted	$0.23	$0.10

Weighted-average number of common shares outstanding
Basic	37,947	37,756
Diluted	38,788	38,889
Cash dividends declared per share	$0.03	$0.03

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
(in thousands)	2013	2012
Net income	$9,069	$4,057
Other comprehensive income (loss), net of tax:
Unrealized gain on securities	37	72
Foreign currency translation adjustments	(2,070)	1,274

Total other comprehensive (loss) income	(2,033)	1,346

Comprehensive income	$7,036	$5,403

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$9,069	$4,057
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Excess tax benefits from exercise or vesting of equity awards	(725)	(1,622)
Deferred income taxes	56	214
Depreciation and amortization	4,727	4,686
Stock-based compensation expense	3,432	2,852
Foreign currency transaction loss	219	395
Other non-cash items	1,241	1,713
Change in operating assets and liabilities:
Trade accounts receivable	63,200	(8,130)
Income taxes receivable and other current assets	1,604	(156)
Accounts payable and accrued expenses	(23,799)	(25,861)
Deferred revenue	6,811	4,696
Other long-term assets and liabilities	211	(618)

Cash provided by (used in) operating activities	66,046	(17,774)

Investing activities:
Purchase of marketable securities	(15,779)	(10,479)
Matured and called marketable securities	3,750	6,780
Investment in property and equipment	(1,195)	(4,267)

Cash used in investing activities	(13,224)	(7,966)

Financing activities:
Issuance of common stock for share-based compensation plans	271	293
Excess tax benefits from exercise or vesting of equity awards	725	1,622
Dividend payments to shareholders	—	(1,132)
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,611)	(2,072)
Common stock repurchases under share repurchase programs	(3,512)	(814)

Cash used in financing activities	(4,127)	(2,103)

Effect of exchange rate on cash and cash equivalents	(2,489)	963

Net increase (decrease) in cash and cash equivalents	46,206	(26,880)
Cash and cash equivalents, beginning of period	77,525	60,353

Cash and cash equivalents, end of period	$123,731	$33,473

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        ACCOUNTING POLICIES

Basis of Presentation

Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2013.

2.   MARKETABLE SECURITIES

(in thousands)	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$35,961	57	(9)	$36,009
Corporate bonds	19,804	73	(12)	19,865
Certificates of deposit	1,253	—	(3)	1,250

	$57,018	130	(24)	$57,124

(in thousands)	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$30,488	48	(10)	$30,526
Corporate bonds	14,853	83	(2)	14,934

	$45,341	131	(12)	$45,460

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of March 31, 2013, remaining maturities of marketable debt securities ranged from June 2013 to July 2015, with a weighted-average remaining maturity of approximately 12 months.

3.   DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated accounts receivable, intercompany payables and cash. The U.S. operating company invoices most of its foreign customers in foreign currencies, which results in cash and receivables held at the end of the reporting period denominated in these foreign currencies. Since the U.S. operating company’s functional currency is the U.S. dollar, the Company recognizes a foreign currency transaction gain or (loss) on the foreign currency denominated cash and accounts receivable held by the U.S. operating company in its consolidated statements of operations when there are changes in the foreign currency exchange rates versus the U.S. dollar. The Company is primarily exposed to changes in the value of the Euro and British pound relative to the U.S. dollar. The foreign currency forward contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other income (expense), net, in its consolidated statement of operations. However, the fluctuations in the value of these foreign currency forward contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company, thus partly mitigating the volatility. Generally, the Company enters into foreign currency forward contracts with terms not greater than 90 days.

During the first quarter of 2013, the Company entered into and settled foreign currency forward contracts to sell €16 million and £19 million and receive $50.8 million. During the first quarter of 2012, the Company entered into and settled foreign currency forward contracts to sell €11.0 million and £12.0 million and receive $32.8 million. As of March 31, 2013 and December 31, 2012, the Company did not have any foreign currency forward contracts outstanding. During the first quarter of 2013 and 2012, the change in the fair value of the Company’s foreign currency forward contracts recorded in other income (expense), net, was a gain of $0.8 million and a loss of $0.8 million, respectively.

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

The Company’s investments classified within Level 1 of the fair value hierarchy are valued using quoted market prices. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company does not have any investments classified within Level 3 of the fair value hierarchy.

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$589	$589	$—

Marketable securities:
Municipal bonds	$36,009	$15,186	$20,823
Corporate bonds	19,865	19,865	—
Certificate of deposits	1,250	—	1,250

Total marketable securities	$57,124	$35,051	$22,073

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2,873	$2,873	$—

Marketable securities:
Municipal bonds	$30,526	$11,966	$18,560
Corporate bonds	14,934	14,934	—

Total marketable securities	$45,460	$26,900	$18,560

Assets Measured at Fair Value on a Nonrecurring Basis

Assets not recorded at fair value on a recurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first quarter of 2013 and 2012, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

5.   TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	March 31, 2013	December 31, 2012
Trade accounts receivable	$58,278	$112,106
Unbilled trade accounts receivable	13,369	22,923

Total accounts receivable	71,647	135,029

Allowance for sales credit memos	(1,134)	(963)

	$70,513	$134,066

Unbilled trade accounts receivable relate to services earned under time and material arrangements, and maintenance and license arrangements that had not been invoiced as of March 31, 2013 and December 31, 2012, respectively.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill during the first quarter of 2013.

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from four to nine years.

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of March 31, 2013
Customer related intangibles	$44,355	$(14,374)	$29,981
Technology	43,446	(17,972)	25,474
Other intangibles	2,238	(2,238)	—

Total	$90,039	$(34,584)	$55,455

	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2012
Customer related intangibles	$44,355	$(13,142)	$31,213
Technology	43,446	(16,431)	27,015
Other intangibles	2,238	(2,234)	4

Total	$90,039	$(31,807)	$58,232

For the first quarter of 2013 and 2012, amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Cost of software license	$1,541	$1,568
Selling and marketing	1,232	1,232
General and administrative	4	5

Total amortization expense	$2,777	$2,805

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) As of March 31, 2013	Future estimated amortization expense
Remainder of 2013	$8,318
2014	9,489
2015	8,688
2016	8,688
2017	8,688
2018 & thereafter	11,584

$55,455

7.   ACCRUED EXPENSES

(in thousands)	March 31, 2013	December 31, 2012
Other taxes	$2,434	$2,711
Restructuring	333	441
Professional fees	1,524	1,157
Income taxes	821	1,167
Professional services partners fees	334	256
Short-term deferred rent	1,004	1,111
Self-insurance health and dental claims	1,043	1,707
Dividends payable	1,142	—
Employee reimbursable expenses	1,708	879
Other	4,924	6,105

	$15,267	$15,534

8.   DEFERRED REVENUE

(in thousands)	March 31, 2013	December 31, 2012
Software license	$17,358	$24,303
Maintenance	73,718	62,144
Professional services and other	13,532	9,099

Current deferred revenue	104,608	95,546

Software license	13,501	15,407
Maintenance and professional services	2,528	3,312

Long-term deferred revenue	16,029	18,719

	$120,637	$114,265

9.   ACCRUED RESTRUCTURING COSTS

Following the acquisition of Chordiant in 2010 and in connection with the Company’s evaluation of its combined facilities, the Company eliminated space within one facility and recognized $1.6 million of restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for this space. The lease expires at the end of 2013.

A summary of the restructuring activity during the first quarter of 2013 is as follows:

(in thousands)	Facilities
Balance as of December 31, 2012 in accrued expenses	$441
Cash payments	(108)

Balance as of March 31, 2013 in accrued expenses	$333

10.   STOCK-BASED COMPENSATION

For the first quarter of 2013 and 2012, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Cost of services	$1,173	$977
Operating expenses	2,259	1,875

Total stock-based compensation before tax	$3,432	$2,852
Income tax benefit	(1,103)	(876)

During the first quarter of 2013, the Company issued approximately 138,000 shares to its employees under the Company’s share-based compensation plans.

During the first quarter of 2013, the Company granted approximately 77,000 restricted stock units (“RSUs”) with a total fair value of $2.1 million. Approximately 59,000 RSUs were issued in connection with the election by employees to receive 50% of their 2013 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. Stock-based compensation of approximately $1.7 million associated with this RSU grant will be recognized over a one year period beginning at the grant date.

As of March 31, 2013, the Company had approximately $17.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.3 years.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Basic
Net income	$9,069	$4,057

Weighted-average common shares outstanding	37,947	37,756

Earnings per share, basic	$0.24	$0.11

Diluted
Net income	$9,069	$4,057

Weighted-average common shares outstanding, basic	37,947	37,756
Weighted-average effect of dilutive securities:
Stock options and warrants	654	866
RSUs	187	267

Effect of assumed exercise of stock options, warrants and RSUs	841	1,133

Weighted-average common shares outstanding, diluted	38,788	38,889

Earnings per share, diluted	$0.23	$0.10

Outstanding options and RSUs excluded as impact would be antidilutive	61	65

12.   GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

The Company’s international revenue is from sales to customers based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended March 31,
(Dollars in thousands)	2013		2012
U.S.	$68,142	59%	$55,692	50%
United Kingdom	15,439	13%	18,138	16%
Europe, other	19,985	17%	17,285	16%
Other	12,680	11%	20,052	18%

	$116,246	100%	$111,167	100%

There were no customers accounting for 10% or more of the Company’s total revenue during the first quarter of 2013 or outstanding trade receivables, net, as of March 31, 2013.

There was one customer accounting for 10% or more of the Company’s total revenue during the first quarter of 2012 and one customer accounting for 10% or more of the Company’s outstanding trade receivables, net, as of December 31, 2012, as listed below.

	Three Months Ended March 31,

(Dollars in thousands)	2013	2012
Total Revenue	$116,246	$111,167
Customer A	—%	11%

	As of March 31,	As of December 31,
(Dollars in thousands)	2013	2012
Trade receivables, net of allowances	$70,513	$134,066
Customer B	—%	10%

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, and the timing of recognizing revenue under existing term license agreements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition, the ongoing uncertainty and volatility in the global financial markets, the ongoing consolidation in the financial services and healthcare markets, reliance on third party relationships, the potential loss of vendor specific objective evidence for our professional services, and management of the Company’s growth. These risks are described more completely in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 1A of Part II of this Quarterly Report on Form 10-Q. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We also offer Pega Cloud, a service offering that allows our customers to immediately build, test, and deploy their Pega applications in a secure cloud environment while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud offering is included in consulting services revenue.

We offer training for our staff, customers, and partners at our regional training facilities, at third party facilities, and at customer sites. We also offer training online through Pega Academy, which provides an alternative way to learn our software in a virtual environment quickly and easily. We expect that this online training will help expand the number of trained experts at a faster pace.

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

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” and Note 2. “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012
Total revenue	$116,246	$111,167	$5,079	5%
Gross profit	$78,593	$69,633	$8,960	13%
Total operating expenses	$65,642	$63,714	$1,928	3%
Income from operations	$12,951	$5,919	$7,032	119%
Income before provision for income taxes	$12,018	$5,931	$6,087	103%

The aggregate value of new license arrangements executed during the first quarter of 2013 was lower than in the first quarter of 2012 due to two particularly large license arrangements executed in the first quarter of 2012. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the first quarter of 2013 and 2012, approximately 56% and 17%, respectively, of the value of new license arrangements were executed with new customers. The increase in the value of license arrangements with new customers was due to our success in winning new target accounts.

The increase in gross profit was primarily due to an increase in license and maintenance revenue, partially offset by lower consulting services gross profit associated with lower consulting services revenue as a result of more customers becoming enabled and our partners leading more implementation projects.

The increase in income from operations was primarily due to a 13% increase in gross profit partially offset by a 3% increase in operating expenses.

During the first quarter of 2013 and 2012, we recorded a $1.9 million foreign currency transaction loss and a $0.7 million foreign currency transaction gain, respectively, primarily as a result of the fluctuation in the British Pound and Euro relative to the U.S. dollar during those periods. See Note 3 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion on our use of foreign currency forward contracts.

Revenue

	Three Months Ended March 31,				Increase (Decrease)

(Dollars in thousands)	2013		2012

License revenue

Perpetual licenses	$26,360	61%	$20,419	57%	$5,941	29%

Term licenses	15,680	36%	13,739	38%	1,941	14%

Subscription	1,169	3%	1,785	5%	(616)	(35)%

Total license revenue	$43,209	100%	$35,943	100%	$7,266	20%

The mix between perpetual and term license arrangements executed in a particular period varies based on customer needs. A change in the mix between perpetual and term license arrangements executed may cause our revenues to vary materially from period to period. The increase in perpetual license revenue was primarily due to a higher number of large value perpetual arrangements executed during the first quarter of 2013 and the fourth quarter of 2012 than during the same periods in 2012 and 2011. Some of our perpetual license arrangements include extended payment terms or additional rights of use that result in the recognition of revenue over longer periods.

The increase in term license revenue was primarily due to revenue recognized on new term license arrangements executed in 2012. A higher proportion of term license arrangements executed would result in more license revenue being recognized over longer periods as payments become due or earlier if prepaid. The aggregate value of payments due under noncancellable term licenses grew to $204.4 million as of March 31, 2013 compared to $154.2 million as of March 31, 2012. We expect to recognize $40.6 million of the $204.4 million as revenue during the remainder of 2013 in addition to new term license agreements we may complete or prepayments we may receive for existing term license agreements. See the table of future cash receipts on page 22.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on perpetual license arrangements that include a right to unspecified future products. Subscription revenue does not include revenue from our Pega Cloud offerings. The timing of scheduled payments under customer arrangements may limit the amount of revenue recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The decrease in subscription revenue was primarily due to a prepayment recognized as revenue in the fourth quarter of 2012.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012
Maintenance revenue

Maintenance	$36,322	$30,845	$5,477	18%

The increase in maintenance revenue was primarily due to the growth in the aggregate value of the installed base of our software.

	Three Months Ended March 31,				(Decrease)

(Dollars in thousands)	2013		2012

Professional services revenue

Consulting services	$35,041	95%	$42,419	96%	$(7,378)	(17)%

Training	1,674	5%	1,960	4%	(286)	(15)%

Total Professional services	$36,715	100%	$44,379	100%	$(7,664)	(17)%

Professional services are primarily consulting services related to new license implementations. The decrease in consulting services revenue was primarily the result of more customers becoming enabled and our partners leading more implementation projects. If this trend continues, our consulting services revenue may be lower in future periods.

Gross profit

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2013	2012
Gross Profit
Software license	$41,626	$34,344	$7,282	21%
Maintenance	32,587	27,236	5,351	20%
Professional services	4,380	8,053	(3,673)	(46)%

Total gross profit	$78,593	$69,633	$8,960	13%

Total gross profit %	68%	63%
Software license gross profit %	96%	96%
Maintenance gross profit %	90%	88%
Professional services gross profit %	12%	18%

The decrease in professional services gross profit was primarily due to lower revenue as a result of the increased number of customer and partner led implementations and costs incurred on a project during the first quarter of 2013 for which the corresponding revenue will be recognized in future quarters.

Operating expenses

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012
Selling and marketing
Selling and marketing	$ 39,270	$ 38,395	$ 875	2%
As a percent of total revenue	34%	35%
Selling and marketing headcount at March 31,	512	489	23	5%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase was primarily due to a $2.7 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $0.9 million decrease in commission expense associated with the lower value of new license arrangements executed and $1.2 million of lower sales meeting expenses.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012
Research and development
Research and development	$19,576	$19,004	$572	3%
As a percent of total revenue	17%	17%
Research and development headcount at March 31,	754	531	223	42%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects the growth in our Indian research facility as we have been replacing contractors with employees. The increase in offshore headcount lowered our average compensation expense per employee.

The increase was primarily due to a $2.2 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $1.4 million decrease in contractor expenses.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012
General and administrative
General and administrative	$ 6,796	$ 6,315	$ 481	8%
As a percent of total revenue	6%	6%
General and administrative headcount at March 31,	245	220	25	11%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with finance, legal, corporate governance, and other administrative headcount. It also includes accounting, legal, and other administrative fees. The general and administrative headcount includes employees in human resources, information technology and corporate services departments whose costs are allocated to the Company’s other functional departments.

The increase was primarily due to a $0.4 million increase in professional fees.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012
Cost of services	$ 1,173	$ 977	$ 196	20%
Operating expenses	2,259	1,875	384	20%

Total stock-based compensation before tax	3,432	2,852	580	20%
Income tax benefit	(1,103)	(876)

The increase in stock-based compensation expense was primarily due to the higher value of the annual periodic equity grant.

Non-operating income and expenses, net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2013	2012
Foreign currency transaction (loss) gain	$(1,890)	$740	$(2,630)	n/m
Interest income, net	118	111	7	6%
Other income (expense), net	839	(839)	1,678	n/m

Non-operating (loss) income, net	$(933)	$12	$(945)	n/m

n/m - not meaningful

We hold foreign currency denominated accounts receivable, intercompany payables, and cash in our U.S. operating company where the functional currency is the U.S. dollar. As a result, these receivables, intercompany payables, and cash are subject to foreign currency transaction gains and losses when there are changes in exchange rates between the U.S. dollar and the foreign currencies. The fluctuations in foreign currency transaction gains and losses were primarily due to the changes in the value of the British pound and Euro relative to the U.S. dollar during the first quarter of 2013 and 2012.

We enter into foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates affecting the foreign currency denominated accounts receivable, intercompany payables, and cash held by our U.S. operating company. We have not designated these foreign currency forward contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other income (expense), net. The fluctuations in the value of these foreign currency forward contracts recorded in other income (expense), net, partially offset in net income the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company recorded in foreign currency transaction (loss) gain.

The total change in the fair value of our forward foreign currency contracts recorded in other income (expense), net, during the first quarter of 2013 and 2012 was a gain of $0.8 million and a loss of $0.8 million, respectively.

Provision for income taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the first quarter of 2013 and 2012, we recorded a provision of $2.9 million and $1.9 million, respectively, which resulted in an effective tax rate of 24.5% and 31.6%, respectively. The decrease in our effective tax rate was primarily due to a $0.8 million tax benefit related to our 2012 research and experimentation credit recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.

Liquidity and capital resources

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash provided by (used in)
Operating activities	$66,046	$(17,774)
Investing activities	(13,224)	(7,966)
Financing activities	(4,127)	(2,103)
Effect of exchange rate on cash	(2,489)	963

Net increase (decrease) in cash and cash equivalents	$46,206	$(26,880)

	As of March 31, 2013	As of December 31, 2012
Total cash, cash equivalents, and marketable securities	$180,855	$122,985

The increase in cash and cash equivalents was primarily due to the significant increase in cash provided by operating activities associated with our strong accounts receivable collections during the first quarter of 2013, which were generated from our significant arrangements executed in the fourth quarter of 2012. We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Approximately $48.3 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by (used in) operating activities

The primary driver of cash provided by operating activities during the first quarter of 2013 was a $63.2 million decrease in accounts receivable due to our significant collections.

The primary drivers of cash used in operating activities during the first quarter of 2012 were a $25.9 million decrease in accounts payable and accrued expenses primarily related to the payment of incentive compensation and an $8.1 million increase in account receivable related to the timing of billings, partially offset by a $4.7 million increase in deferred revenue.

Future Cash Receipts from License Arrangements

Total contractual future cash receipts due from our existing license agreements was approximately $243.3 million as of March 31, 2013 compared to $210.4 million as of March 31, 2012. The future cash receipts due as of March 31, 2013 are summarized as follows:

As of March 31, (in thousands)	Contractual payments for term licenses not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2013	$40,630	$14,413	$55,043
2014	57,701	11,357	69,058
2015	49,618	3,054	52,672
2016	39,929	5,868	45,797
2017 and thereafter	16,487	4,261	20,748

Total	$204,365	$38,953	$243,318

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.
(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the first quarter of 2013, cash used in investing activities was primarily for purchases of marketable debt securities of $15.8 million and purchases of $1.2 million in computer equipment and leasehold improvements for our U.S. and India offices.

During the first quarter of 2012, cash used in investing activities was primarily for purchases of marketable debt securities of $10.5 million, partially offset by the proceeds received from the sales and maturities of marketable debt securities of $6.8 million and our investment of $4.3 million in leasehold improvements and computer equipment for the build-out of our U.S. and India offices.

Cash used in financing activities

Cash used in financing activities during the first three months of 2013 and 2012 was primarily for repurchases of our common stock and, for the first quarter of 2012, the payment of our quarterly dividend. Our Board of Directors authorized the acceleration of the payment of the fourth quarter dividend to be paid in December 2012 rather than in January 2013. Therefore, there was no dividend payment in the first quarter of 2013. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $92.4 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first quarter of 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
(Dollars in thousands)	Shares	Amount	Shares	Amount

Prior year authorization as of January 1,		$14,793		$13,963
Repurchases paid	124,847	(3,436)	25,613	(765)
Repurchases unsettled	6,998	(197)	1,770	(66)

Authorization remaining as of March 31,		$11,160		$13,132

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first quarter of 2013 and 2012, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 209,000 shares and 219,000 shares, respectively, of which only 120,000 shares and 130,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first quarter of 2013 and 2012, instead of receiving cash from the equity holders, we withheld shares with a value of $1.6 million and $2 million, respectively, for withholding taxes and $0.8 million and $1.1 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first quarter of 2013 and 2012.

Dividends

We declared a cash dividend of $0.03 per share in the first quarter of 2013 and 2012. We paid cash dividends of $1.1 million in the first quarter of 2012. Our Board of Directors authorized the acceleration of the payment of the fourth quarter dividend to be paid in December 2012 rather than in January 2013. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates. We enter into foreign currency forward contracts to partially mitigate our exposure to the fluctuations in foreign exchange rates. See Note 3 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of 2013. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our market risk exposure.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Accounting Officer, or CAO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2013. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CAO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first quarter of 2013 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
1/1/2013 - 1/31/2013	10,282	$23.44	10,282	$14,552

2/1/2013 - 2/28/2013	8,463	24.02	8,463	14,349

3/1/2013 - 3/31/2013	113,100	28.19	113,100	11,160

Total	131,845	$27.56

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $92.4 million of our common stock. On December 18, 2012, we announced that our Board of Directors approved a $6 million increase in the remaining funds available under the program expiring on December 31, 2012, and an extension of the expiration date to December 31, 2013. Under this program, the “Current Program”, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

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

Pegasystems Inc.

Date May 6, 2013	By:	/s/ EFSTATHIOS KOUNINIS
Vice President of Finance and Chief Accounting Officer

(principal accounting officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

10.1	2013 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 21, 2013 Form 8-K and incorporated herein by reference.)

10.2	2013 Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 21, 2013 Form 8-K and incorporated herein by reference.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Accounting Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Accounting Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. *

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