Form 10-Q
period 2013-06-30
PEGASYSTEMS INC
filed 2013-08-08
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

There were 37,936,265 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 29, 2013

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$103,845	$77,525
Marketable securities	69,966	45,460

Total cash, cash equivalents, and marketable securities	173,811	122,985
Trade accounts receivable, net of allowance of $1,184 and $963	94,527	134,066
Deferred income taxes	10,152	10,202
Income taxes receivable	7,726	6,261
Other current assets	6,204	5,496

Total current assets	292,420	279,010
Property and equipment, net	29,262	30,827
Long-term deferred income taxes	49,492	49,292
Long-term other assets	1,712	1,680
Intangible assets, net	52,682	58,232
Goodwill	20,451	20,451

Total assets	$446,019	$439,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,911	$3,330
Accrued expenses	20,295	15,534
Accrued compensation and related expenses	28,352	40,715
Deferred revenue	98,702	95,546

Total current liabilities	150,260	155,125
Income taxes payable	13,860	13,551
Long-term deferred revenue	20,383	18,719
Other long-term liabilities	17,164	15,618

Total liabilities	201,667	203,013

Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 100,000 shares authorized; 37,957 shares and 37,945 shares issued and outstanding	380	379
Additional paid-in capital	137,589	138,576
Retained earnings	105,840	94,349
Accumulated other comprehensive income	543	3,175

Total stockholders’ equity	244,352	236,479

Total liabilities and stockholders’ equity	$446,019	$439,492

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Software license	$40,206	$30,999	$83,415	$66,942
Maintenance	37,937	34,495	74,259	65,340
Professional services	39,172	39,562	75,887	83,941

Total revenue	117,315	105,056	233,561	216,223

Cost of revenue:
Software license	1,576	1,579	3,159	3,178
Maintenance	3,772	3,718	7,507	7,327
Professional services	32,530	34,690	64,865	71,016

Total cost of revenue	37,878	39,987	75,531	81,521

Gross profit	79,437	65,069	158,030	134,702

Operating expenses:
Selling and marketing	45,346	41,188	84,616	79,583
Research and development	19,761	18,901	39,337	37,905
General and administrative	7,277	7,664	14,073	13,979

Total operating expenses	72,384	67,753	138,026	131,467

Income (loss) from operations	7,053	(2,684)	20,004	3,235
Foreign currency transaction loss	(437)	(841)	(2,327)	(101)
Interest income, net	135	94	253	205
Other (expense) income, net	(94)	263	745	(576)

Income (loss) before provision for income taxes	6,657	(3,168)	18,675	2,763
Provision (benefit) for income taxes	1,954	(901)	4,903	973

Net income (loss)	$4,703	$(2,267)	$13,772	$1,790

Earnings (loss) per share:
Basic and Diluted	$0.12	$(0.06)	$0.36	$0.05

Weighted-average number of common shares outstanding
Basic	37,949	37,865	37,948	37,812
Diluted	38,749	37,865	38,769	38,931
Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net income (loss)	$4,703	$(2,267)	$13,772	$1,790
Other comprehensive loss:
Unrealized (loss) gain on securities, net of tax	(182)	(25)	(145)	47
Foreign currency translation adjustments	(417)	(1,341)	(2,487)	(67)

Total other comprehensive loss	(599)	(1,366)	(2,632)	(20)

Comprehensive income (loss)	$4,104	$(3,633)	$11,140	$1,770

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$13,772	$1,790
Adjustment to reconcile net income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(1,718)	(2,225)
Deferred income taxes	(273)	(305)
Depreciation and amortization	9,419	8,976
Stock-based compensation expense	6,713	5,838
Foreign currency transaction loss	2,327	101
Other non-cash items	2,250	2,938
Change in operating assets and liabilities:
Trade accounts receivable	37,336	6,146
Income taxes receivable and other current assets	(1,031)	(952)
Accounts payable and accrued expenses	(10,051)	(14,153)
Deferred revenue	5,166	2,037
Other long-term assets and liabilities	370	2,336

Cash provided by operating activities	64,280	12,527

Investing activities:
Purchase of marketable securities	(32,690)	(11,760)
Matured and called marketable securities	8,540	14,207
Investment in property and equipment	(1,972)	(14,949)

Cash used in investing activities	(26,122)	(12,502)

Financing activities:
Issuance of common stock for share-based compensation plans	801	707
Excess tax benefits from exercise or vesting of equity awards	1,718	2,225
Dividend payments to shareholders	(1,142)	(2,272)
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,780)	(2,851)
Common stock repurchases under share repurchase programs	(7,275)	(2,526)

Cash used in financing activities	(8,678)	(4,717)

Effect of exchange rate on cash and cash equivalents	(3,160)	(834)

Net increase (decrease) in cash and cash equivalents	26,320	(5,526)
Cash and cash equivalents, beginning of period	77,525	60,353

Cash and cash equivalents, end of period	$103,845	$54,827

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

2.   MARKETABLE SECURITIES

(in thousands)	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$38,222	34	(43)	$38,213
Corporate bonds	30,282	42	(71)	30,253
Certificates of deposit	1,504	—	(4)	1,500

	$70,008	76	(118)	$69,966

(in thousands)	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$30,488	48	(10)	$30,526
Corporate bonds	14,853	83	(2)	14,934

	$45,341	131	(12)	$45,460

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of June 30, 2013, remaining maturities of marketable debt securities ranged from July 2013 to August 2015, with a weighted-average remaining maturity of approximately 13 months.

3.   DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts (“forward contracts”) to manage its exposure to changes in foreign currency denominated accounts receivable, intercompany payables and cash primarily held by the U.S. operating company. The Company has been primarily exposed to the fluctuation in the British pound and Euro relative to the U.S. dollar. More recently, the Company has experienced increased levels of exposure to the Australian dollar and India rupee, for which it expects to use forward contracts in future periods.

The forward contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other (expense) income, net, in its consolidated statement of operations. These forward contracts have 90 day terms or less.

As of June 30, 2013 and December 31, 2012, the Company did not have any forward contracts outstanding.

During the second quarter and first six months of 2013 and 2012, the Company entered into forward contracts with notional values as follows:

	Notional Amount
	Three Months Ended June 30,		Six Months Ended June 30,
Foreign currency (in thousands)	2013	2012	2013	2012
Euro	€16,500	€16,200	€32,500	€27,200
British pound	£14,500	£11,000	£33,500	£23,000

During the second quarter and first six months of 2013 and 2012, the total change in the fair value of the Company’s forward contracts recorded in other (expense) income, net, was as follows:

	Change in Fair Value in USD
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
(Loss) gain included in other (expense) income, net	$(95)	$244	$743	$(596)

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$1,638	$1,638	$—

Marketable securities:
Municipal bonds	$38,213	$15,099	$23,114
Corporate bonds	30,253	30,253	—
Certificate of deposits	1,500	—	1,500

Total marketable securities	$69,966	$45,352	$24,614

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2,873	$2,873	$—

Marketable securities:
Municipal bonds	$30,526	$11,966	$18,560
Corporate bonds	14,934	14,934	—

Total marketable securities	$45,460	$26,900	$18,560

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first six months of 2013 and 2012, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

5.   TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	June 30, 2013	December 31, 2012
Trade accounts receivable	$76,411	$112,106
Unbilled trade accounts receivable	19,300	22,923

Total accounts receivable	95,711	135,029

Allowance for sales credit memos	(1,184)	(963)

	$94,527	$134,066

Unbilled trade accounts receivable relate to services earned under time and material arrangements, and maintenance and license arrangements that had not been invoiced as of June 30, 2013 and December 31, 2012, respectively.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill during the first six months of 2013.

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful life, which range from four to nine years.

(in thousands)	Cost	Accumulated Amortization	Net Book Value
As of June 30, 2013
Customer related intangibles	$44,355	$(15,607)	$28,748
Technology	43,446	(19,512)	23,934
Other intangibles	2,238	(2,238)	—

Total	$90,039	$(37,357)	$52,682

	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2012
Customer related intangibles	$44,355	$(13,142)	$31,213
Technology	43,446	(16,431)	27,015
Other intangibles	2,238	(2,234)	4

Total	$90,039	$(31,807)	$58,232

For the second quarter and first six months of 2013 and 2012, amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Cost of software license	$1,541	$1,540	$3,082	$3,108
Selling and marketing	1,232	1,232	2,464	2,464
General and administrative	—	5	4	10

Total amortization expense	$2,773	$2,777	$5,550	$5,582

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) As of June 30, 2013	Future estimated amortization expense
Remainder of 2013	$5,546
2014	9,489
2015	8,688
2016	8,688
2017	8,688
2018 & thereafter	11,583

$52,682

7.   ACCRUED EXPENSES

(in thousands)	June 30, 2013	December 31, 2012
Other taxes	$2,637	$2,711
Employee reimbursable expenses	1,812	879
Self-insurance health and dental claims	1,452	1,707
Royalty fees	1,376	1,686
Dividends payable	1,139	—
Short-term deferred rent	907	1,111
Professional fees	833	1,157
Income taxes	787	1,167
Restructuring	224	441
Other	9,128	4,675

	$20,295	$15,534

8.   DEFERRED REVENUE

(in thousands)	June 30, 2013	December 31, 2012
Software license	$17,760	$24,303
Maintenance	69,890	62,144
Professional services and other	11,052	9,099

Current deferred revenue	98,702	95,546

Software license	18,595	15,407
Maintenance and professional services	1,788	3,312

Long-term deferred revenue	20,383	18,719

	$119,085	$114,265

9.   STOCK-BASED COMPENSATION

For the second quarter and first six months of 2013 and 2012, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Cost of services	$1,014	$884	$2,187	$1,861
Operating expenses	2,267	2,102	4,526	3,977

Total stock-based compensation before tax	$3,281	$2,986	$6,713	$5,838
Income tax benefit	(944)	(990)	(2,047)	(1,866)

During the first six months of 2013, the Company issued approximately 255,000 shares to its employees and 14,000 shares to its non-employee directors under the Company’s share-based compensation plans.

During the first six months of 2013, the Company granted approximately 97,000 restricted stock units (“RSUs”) with a total fair value of approximately $2.6 million. Approximately 59,000 RSUs were issued in connection with the election by employees to receive 50% of their 2013 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. Stock-based compensation of approximately $1.7 million associated with this RSU grant will be recognized over a one year period beginning on the grant date.

As of June 30, 2013, the Company had approximately $14.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

10.    EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, RSUs, and warrants, using the treasury stock method and the average market price of our common stock during the applicable period. Certain shares related to some of our outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Basic
Net income (loss)	$4,703	$(2,267)	$13,772	$1,790

Weighted-average common shares outstanding	37,949	37,865	37,948	37,812

Earnings (loss) per share, basic	$0.12	$(0.06)	$0.36	$0.05

Diluted
Net income (loss)	$4,703	$(2,267)	$13,772	$1,790

Weighted-average common shares outstanding, basic	37,949	37,865	37,948	37,812
Weighted-average effect of dilutive securities:
Stock options and warrants	617	—	636	850
RSUs	183	—	185	269

Effect of assumed exercise of stock options, warrants and RSUs	800	—	821	1,119

Weighted-average common shares outstanding, diluted	38,749	37,865	38,769	38,931

Earnings (loss) per share, diluted	$0.12	$(0.06)	$0.36	$0.05

Outstanding options and RSUs excluded as impact would be antidilutive	108	1,146	202	54

11.   GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company develops and licenses its rules-based software solutions and provides professional and cloud services, maintenance, and training related to its software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides business process solutions in the enterprise applications market. To assess performance, the Company’s chief operating decision maker primarily reviews financial information on a consolidated basis. Therefore, the Company has determined it operates in one segment — Business Process Solutions.

The Company’s international revenue is from sales to customers based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2013		2012		2013		2012
U.S.	$62,313	53%	$61,239	58%	$130,455	56%	$116,931	54%
United Kingdom	21,228	18%	18,329	18%	36,667	16%	36,467	17%
Europe, other	21,279	18%	14,930	14%	41,264	17%	32,215	15%
Other	12,495	11%	10,558	10%	25,175	11%	30,610	14%

	$117,315	100%	$105,056	100%	$233,561	100%	$216,223	100%

Customers accounting for 10% or more of the Company’s total revenue or outstanding trade receivables, net, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2013	2012	2013	2012
Total Revenue	$117,315	$105,056	$233,561	$216,223
Customer A	—%	10%	—%	—%

	As of June 30,	As of December 31,
(Dollars in thousands)	2013	2012
Trade receivables, net of allowances	$94,527	$134,066
Customer B	—%	10%

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

Business overview

We develop, market, license, and support software, which allows organizations to build, deploy, and change enterprise applications easily and quickly. Our unified software platform enables our customers to build enterprise applications in a fraction of the time it would take with competitive disjointed architectures, by directly capturing business objectives, automating programming, and automating work. We also provide consulting services, cloud service offerings, maintenance, and training related to our software.

We focus our sales efforts on target accounts, which are large companies or divisions within companies and typically leaders in their industry. Our strategy is to sell a series of licenses that are focused on a specific purpose or area of operations, rather than to sell a large enterprise license.

Our license revenue is primarily derived from sales of our PegaRULES Process Commander ® (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing Business Process Management (“BPM”) applications that unifies business rules and business processes. Our solution frameworks, built on the capabilities of PRPC, are purpose or industry-specific collections of best practice functionality, which allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. Our products are simpler, easier to use and often result in shorter implementation periods than competitive enterprise software products. PRPC and related solution frameworks can be used by a broad range of customers across markets including financial services, insurance, healthcare, communications, life sciences, energy and government.

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

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” and Note 2 “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
Total revenue	$117,315	$105,056	$12,259	12%	$233,561	$216,223	$17,338	8%
Gross profit	$79,437	$65,069	$14,368	22%	$158,030	$134,702	$23,328	17%
Total operating expenses	$72,384	$67,753	$4,631	7%	$138,026	$131,467	$6,559	5%
Income (loss) from operations	$7,053	$(2,684)	$9,737	n/m	$20,004	$3,235	$16,769	518%
Income (loss) before provision for income taxes	$6,657	$(3,168)	$9,825	n/m	$18,675	$2,763	$15,912	576%

n/m - not meaningful

Revenue

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				Increase (Decrease)

(Dollars in thousands)	2013		2012				2013		2012

License revenue

Perpetual licenses	$24,647	61%	$13,030	42%	$11,617		$51,007	61%	$33,449	50%	$17,558

Term licenses	13,230	33%	9,169	30%	4,061		28,910	35%	22,908	34%	6,002

Subscription	2,329	6%	8,800	28%	(6,471)		3,498	4%	10,585	16%	(7,087)

Total license revenue	$40,206	100%	$30,999	100%	$9,207	30%	$83,415	100%	$66,942	100%	$16,473	25%

The aggregate value of new license arrangements executed during the second quarter and first six months of 2013 were higher than in the same periods in 2012 due to a larger number and larger average value of license arrangements executed in the second quarter of 2013 than in the second quarter of 2012. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the first six months of 2013 and 2012, approximately 64% and 67%, respectively, of the value of new license arrangements were executed with existing customers.

The mix between perpetual and term license arrangements executed in a particular period varies based on customer needs. A change in the mix between perpetual and term license arrangements executed may cause our revenues to vary materially from period to period. The increases in perpetual license revenue were primarily due to several larger value perpetual arrangements executed during the first six months of 2013 and the fourth quarter of 2012 than during the same periods in 2012 and 2011. However, some of our perpetual license arrangements include extended payment terms or additional rights of use that result in the recognition of revenue over longer periods.

The increases in term license revenue were primarily due to revenue recognized on term license arrangements executed in 2012. A higher proportion of term license arrangements executed would result in more license revenue being recognized over longer periods as payments become due or earlier if prepaid. The aggregate value of payments due under noncancellable term licenses grew to $201.2 million as of June 30, 2013 compared to $158.9 million as of June 30, 2012. We expect to recognize $27.5 million of the $201.2 million as revenue during the remainder of 2013 in addition to new term license agreements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts on page 22.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on perpetual license arrangements that include a right to unspecified future products. Subscription revenue does not include revenue from our Pega Cloud offerings, which is included in consulting services. The timing of scheduled payments under customer arrangements may limit the amount of revenue recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The decreases in subscription revenue were primarily due to revenue recognized in the second quarter of 2012 for a large payment that became due.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase

(Dollars in thousands)	2013	2012			2013	2012
Maintenance revenue

Maintenance	$37,937	$34,495	$3,442	10%	$74,259	$65,340	$8,919	14%

The increases in maintenance revenue were primarily due to the growth in the aggregate value of the installed base of our software.

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				(Decrease)

(Dollars in thousands)	2013		2012				2013		2012

Professional services revenue

Consulting services	$38,134	97%	$37,857	96%	$277	1%	$73,175	96%	$80,276	96%	$(7,101)	(9)%

Training	1,038	3%	1,705	4%	(667)	(39)%	2,712	4%	3,665	4%	(953)	(26)%

Total Professional services	$39,172	100%	$39,562	100%	$(390)	(1)%	$75,887	100%	$83,941	100%	$(8,054)	(10)%

Consulting services includes revenue from our Pega Cloud offerings. The decrease in consulting services revenue during the first six months of 2013 compared to the same period in 2012 was primarily the result of more customers becoming enabled and our partners leading more implementation projects. If this trend continues, our consulting services revenue may continue to decrease in future periods. The decreases in our training revenue were primarily due to the increased adoption of our Pega Academy self-service online training by our partners, which has a lower average price per student, as well as delayed scheduled training.

Gross profit

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2013	2012			2013	2012
Gross Profit
Software license	$38,630	$29,420	$9,210	31%	$80,256	$63,764	$16,492	26%
Maintenance	34,165	30,777	3,388	11%	66,752	58,013	8,739	15%
Professional services	6,642	4,872	1,770	36%	11,022	12,925	(1,903)	(15)%

Total gross profit	$79,437	$65,069	$14,368	22%	$158,030	$134,702	$23,328	17%

Total gross profit %	68%	62%			68%	62%
Software license gross profit %	96%	95%			96%	95%
Maintenance gross profit %	90%	89%			90%	89%
Professional services gross profit %	17%	12%			15%	15%

The increases in gross profit were primarily due to increases in license and maintenance revenue.

The increase in professional services gross profit percent during the second quarter of 2013 compared to the same period in 2012 was primarily due to lower on-boarding time and expenses associated with reduced hiring as more of our customers became enabled and more implementation projects were led by our partners.

Operating expenses

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
Selling and marketing
Selling and marketing	$45,346	$41,188	$4,158	10%	$84,616	$79,583	$5,033	6%
As a percent of total revenue	39%	39%			36%	37%
Selling and marketing headcount at June 30,					539	514	25	5%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in selling and marketing expenses during the second quarter of 2013 compared to the same period in 2012 was primarily due to a $1.4 million increase in compensation and benefit expenses associated with higher headcount, a $1.7 million increase in commission expense associated with the higher value of new license arrangements executed and a $1.4 million increase in sales meeting and PegaWORLD expenses.

The increase in selling and marketing expenses during the first six months of 2013 compared to the same period in 2012 was primarily due to a $4.3 million increase in compensation and benefit expenses associated with higher headcount and a $0.8 million increase in commission expense associated with the higher value of new license arrangements executed.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
Research and development
Research and development	$19,761	$18,901	$860	5%	$39,337	$37,905	$1,432	4%
As a percent of total revenue	17%	18%			17%	18%
Research and development headcount at June 30,					792	599	193	32%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development.

The increase in headcount reflects the growth in our India research facility as we have been replacing contractors with employees. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses during the second quarter of 2013 compared to the same period in 2012 was primarily due to a $2.5 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $1.1 million decrease in contractor expenses associated with our hiring employees to replace contractors, and a $0.5 million decrease in rent and rent related expenses.

The increase in research and development expenses during the first six months of 2013 compared to the same period in 2012 was primarily due to a $4.8 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $2.4 million decrease in contractor expenses associated with our hiring employees to replace contractors, and a $1 million decrease in rent and rent related expenses.

	Three Months Ended June 30,		(Decrease)		Six Months Ended June 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
General and administrative
General and administrative	$7,277	$7,664	$(387)	(5)%	$14,073	$13,979	$94	2%
As a percent of total revenue	6%	7%			6%	6%
General and administrative headcount at June 30,					248	240	8	3%

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

The decrease in general and administrative expenses during the second quarter of 2013 compared to the same period in 2012 was primarily due to a $0.3 million decrease in professional fees, a $0.3 million decrease in contractor expenses, partially offset by a $0.3 million increase in compensation and benefit expenses.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
Cost of services	$1,014	$884	$130	15%	$2,187	$1,861	$326	18%
Operating expenses	2,267	2,102	165	8%	4,526	3,977	549	14%

Total stock-based compensation before tax	3,281	2,986	295	10%	6,713	5,838	875	15%
Income tax benefit	(944)	(990)			(2,047)	(1,866)
The increases in stock-based compensation expense were primarily due to the higher value of the annual periodic equity grant, partially offset by equity awards forfeited upon employee departures.
Non-operating income and expenses, net
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2013	2012			2013	2012
Foreign currency transaction loss	$(437)	$(841)	$404	(48)%	$(2,327)	$(101)	$(2,226)	2,204%
Interest income, net	135	94	41	44%	253	205	48	23%
Other (expense) income, net	(94)	263	(357)	n/m	745	(576)	1,321	n/m

Non-operating loss	$(396)	$(484)	$88	(18)%	$(1,329)	$(472)	$(857)	182%

n/m - not meaningful

We use forward contracts to manage our exposure to changes in foreign currency denominated accounts receivable, intercompany payables, and cash primarily held by our U.S. operating company. We have not designated these forward contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other (expense) income, net. The fluctuations in the value of these forward contracts recorded in other (expense) income, net, partially offset in net income, the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company recorded in foreign currency transaction loss.

We have been primarily exposed to the fluctuation in the British pound and Euro relative to the U.S. dollar. More recently, we have experienced increased levels of exposure to the Australian dollar and India rupee, for which we expect to use forward contracts in future periods. See Note 3 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for discussion on our use of forward contracts.

The total change in the fair value of our forward contracts recorded in other (expense) income, net, during the second quarter and first six months of 2013 was a loss of $0.1 million and a gain of $0.7 million, respectively. The total change in the fair value of our foreign currency forward contracts recorded in other (expense) income, net, during the second quarter and first six months of 2012 was a gain of $0.2 million and a loss of $0.6 million, respectively.

Provision for income taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the second quarter of 2013 and 2012, we recorded a tax provision of $2.0 million and a tax benefit of $0.9 million, respectively, which resulted in an effective tax rate of 29.4% and 28.4%, respectively. During the first six months of 2013 and 2012, we recorded a provision of $4.9 million and $1.0 million, respectively, which resulted in an effective tax rate of 26.3% and 35.2%, respectively. The decrease in our effective tax rate during the first six months of 2013 compared to the same period in 2012 was primarily due to a $0.8 million tax benefit related to our 2012 research and experimentation credit recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013.

Liquidity and capital resources

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash provided by (used in):
Operating activities	$64,280	$12,527
Investing activities	(26,122)	(12,502)
Financing activities	(8,678)	(4,717)
Effect of exchange rate on cash	(3,160)	(834)

Net increase (decrease) in cash and cash equivalents	$26,320	$(5,526)

	As of June 30, 2013	As of December 31, 2012
Total cash, cash equivalents, and marketable securities	$173,811	$122,985

The increase in cash and cash equivalents was primarily due to the significant increase in cash provided by operating activities associated with our strong accounts receivable collections during the first six months of 2013, which were generated from our significant arrangements executed in the fourth quarter of 2012. We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations, our dividend payments and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. Approximately $48 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers of cash provided by operating activities during the first six months of 2013 were net income of $13.8 million and a $37.3 million decrease in accounts receivable due to our significant collections.

The primary drivers of cash provided by operating activities during the first six months of 2012 were net income of $1.8 million, a $6.1 million decrease in account receivable due to higher collections, and a $2.0 million increase in deferred revenue.

Future Cash Receipts from License Arrangements

Total contractual future cash receipts due from our existing license agreements was approximately $235.3 million as of June 30, 2013 compared to $207.7 million as of June 30, 2012. The future cash receipts due as of June 30, 2013 are summarized as follows:

As of June 30, (in thousands)	Contractual payments for term licenses not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2013	$27,466	$11,533	$38,999
2014	59,857	16,323	76,180
2015	51,732	3,054	54,786
2016	41,736	3,128	44,864
2017 and thereafter	20,424	—	20,424

Total	$201,215	$34,038	$235,253

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.
(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the first six months of 2013, cash used in investing activities was primarily for purchases of marketable debt securities of $32.7 million, partially offset by the proceeds received from the maturities of marketable debt securities of $8.5 million.

During the first six months of 2012, we invested $14.9 million in leasehold improvements for the build-out of our U.S. and India offices.

Cash used in financing activities

Cash used in financing activities during the first six months of 2013 and 2012 was primarily for repurchases of our common stock and dividend payments. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $92.4 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first six months of 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Shares	Amount	Shares	Amount

Prior year authorization as of January 1,		$14,793		$13,963
Repurchases paid	256,219	(7,199)	76,471	(2,477)
Repurchases unsettled	157	(5)	1,452	(46)

Authorization remaining as of June 30,		$7,589		$11,440

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first six months of 2013 and 2012, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 366,000 shares and 321,000 shares, respectively, of which only 201,000 shares and 187,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first six months of 2013 and 2012, instead of receiving cash from the equity holders, we withheld shares with a value of $2.8 million and $2.8 million, respectively, for withholding taxes, and $2.0 million and $1.8 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first six months of 2013 and 2012.

Dividends

We declared a cash dividend of $0.06 per share in the first six months of 2013 and 2012. We paid cash dividends of $1.1 million and $2.3 million in the first six months of 2013 and 2012, respectively. Our Board of Directors authorized the acceleration of the payment of the fourth quarter 2012 dividend to be paid in December 2012 rather than in January 2013. Therefore, there was no dividend payment in the first quarter of 2013. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first six months of 2013. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our market risk exposure.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Accounting Officer, or CAO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2013. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CAO concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first six months of 2013 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
4/1/2013 - 4/30/2013	49,991	$26.82	49,991	$9,819

5/1/2013 - 5/31/2013	38,756	27.98	38,756	8,735
6/1/2013 - 6/30/2013	35,784	32.02	35,784	7,589

Total	124,531	$28.67

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $92.4 million of our common stock. On December 18, 2012, we announced that our Board of Directors approved a $6 million increase in the remaining funds available under the program expiring on December 31, 2012, and an extension of the expiration date to December 31, 2013. Under this program, the “Current Program”, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

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

Pegasystems Inc.

Date: August 8, 2013	By:	/s/ EFSTATHIOS KOUNINIS
Vice President of Finance and Chief Accounting Officer

(principal accounting officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Accounting Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Accounting Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. *

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