Form 10-Q
period 2013-09-30
PEGASYSTEMS INC
filed 2013-11-12
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

There were 37,961,290 shares of the Registrant’s common stock, $.01 par value per share, outstanding on November 1, 2013.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$108,827	$77,525
Marketable securities	79,618	45,460

Total cash, cash equivalents, and marketable securities	188,445	122,985
Trade accounts receivable, net of allowance of $772 and $963	90,583	134,066
Deferred income taxes	10,152	10,202
Income taxes receivable	4,199	6,261
Other current assets	6,929	5,496

Total current assets	300,308	279,010
Property and equipment, net	28,977	30,827
Long-term deferred income taxes	49,693	49,292
Long-term other assets	1,657	1,680
Intangible assets, net	49,910	58,232
Goodwill	20,451	20,451

Total assets	$450,996	$439,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,347	$3,330
Accrued expenses	20,741	15,534
Accrued compensation and related expenses	31,925	40,715
Deferred revenue	91,758	95,546

Total current liabilities	146,771	155,125
Income taxes payable	13,748	13,551
Long-term deferred revenue	17,954	18,719
Other long-term liabilities	17,466	15,618

Total liabilities	195,939	203,013

Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 100,000 shares authorized; 37,989 shares and 37,945 shares issued and outstanding	380	379
Additional paid-in capital	138,271	138,576
Retained earnings	113,410	94,349
Accumulated other comprehensive income	2,996	3,175

Total stockholders’ equity	255,057	236,479

Total liabilities and stockholders’ equity	$450,996	$439,492

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Software license	$44,802	$28,575	$128,217	$95,517
Maintenance	37,979	32,317	112,238	97,657
Professional services	39,230	40,765	115,117	124,706

Total revenue	122,011	101,657	355,572	317,880

Cost of revenue:
Software license	1,592	1,585	4,751	4,763
Maintenance	3,599	3,745	11,106	11,072
Professional services	32,907	32,335	97,772	103,351

Total cost of revenue	38,098	37,665	113,629	119,186

Gross profit	83,913	63,992	241,943	198,694

Operating expenses:
Selling and marketing	42,663	36,893	127,279	116,476
Research and development	19,786	19,506	59,123	57,411
General and administrative	7,130	7,192	21,203	21,171
Acquisition-related costs	545	—	545	—

Total operating expenses	70,124	63,591	208,150	195,058

Income from operations	13,789	401	33,793	3,636
Foreign currency transaction gain (loss)	661	438	(1,666)	337
Interest income, net	123	113	376	318
Other expense, net	(1,163)	(920)	(418)	(1,496)

Income before provision for income taxes	13,410	32	32,085	2,795
Provision for income taxes	4,700	363	9,603	1,336

Net income (loss)	$8,710	$(331)	$22,482	$1,459

Earnings (loss) per share:
Basic	$0.23	$(0.01)	$0.59	$0.04

Diluted	$0.22	$(0.01)	$0.58	$0.04

Weighted-average number of common shares outstanding
Basic	37,955	37,881	37,950	37,834
Diluted	39,079	37,881	38,872	38,897
Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$8,710	$(331)	$22,482	$1,459
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	113	33	(32)	80
Foreign currency translation adjustments	2,340	1,315	(147)	1,248

Total other comprehensive income (loss)	2,453	1,348	(179)	1,328

Comprehensive income	$11,163	$1,017	$22,303	$2,787

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$22,482	$1,459
Adjustments to reconcile net income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(2,670)	(3,161)
Deferred income taxes	(537)	(511)
Depreciation and amortization	14,173	13,986
Stock-based compensation expense	9,713	8,622
Foreign currency transaction loss (gain)	1,666	(337)
Other non-cash items	2,736	4,021
Change in operating assets and liabilities:
Trade accounts receivable	42,611	18,938
Income taxes receivable and other current assets	2,599	(1,468)
Accounts payable and accrued expenses	(5,762)	(20,491)
Deferred revenue	(3,836)	2,747
Other long-term assets and liabilities	260	5,279

Cash provided by operating activities	83,435	29,084

Investing activities:
Purchase of marketable securities	(56,645)	(13,336)
Matured and called marketable securities	21,129	18,465
Investment in property and equipment	(4,158)	(21,875)

Cash used in investing activities	(39,674)	(16,746)

Financing activities:
Issuance of common stock for share-based compensation plans	970	753
Excess tax benefits from exercise or vesting of equity awards	2,670	3,161
Dividend payments to shareholders	(2,281)	(3,404)
Common stock repurchases for tax withholdings for net settlement of equity awards	(4,123)	(3,650)
Common stock repurchases under share repurchase programs	(9,178)	(3,910)

Cash used in financing activities	(11,942)	(7,050)

Effect of exchange rate on cash and cash equivalents	(517)	596

Net increase in cash and cash equivalents	31,302	5,884
Cash and cash equivalents, beginning of period	77,525	60,353

Cash and cash equivalents, end of period	$108,827	$66,237

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

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include costs to affect an impending or completed acquisition and direct and incremental costs associated with an acquisition. During the third quarter of 2013, acquisition-related costs of $0.5 million were primarily legal and advisory fees and due diligence costs associated with the Company’s acquisition of Antenna Software, Inc. (“Antenna”). See Note 12 “Subsequent Event”.

2.  MARKETABLE SECURITIES

(in thousands)	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$47,325	60	(28)	$47,357
Corporate bonds	29,776	56	(9)	29,823
Certificates of deposit	2,442	1	(5)	2,438

	$79,543	117	(42)	$79,618

(in thousands)	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$30,488	48	(10)	$30,526
Corporate bonds	14,853	83	(2)	14,934

	$45,341	131	(12)	$45,460

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of September 30, 2013, remaining maturities of marketable debt securities ranged from October 2013 to February 2016, with a weighted-average remaining maturity of approximately 14 months.

3.  DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts (“forward contracts”) to manage its exposure to changes in foreign currency denominated accounts receivable, intercompany payables and cash primarily held by the U.S. operating company. The Company has been primarily exposed to the fluctuation in the British pound and Euro relative to the U.S. dollar. More recently, the Company has experienced increased levels of exposure to the Australian dollar and Indian rupee, for which it began to use forward contracts in the third quarter of 2013.

The forward contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other expense, net, in its consolidated statement of operations. These forward contracts have 90 day terms or less.

As of September 30, 2013 and December 31, 2012, the Company did not have any forward contracts outstanding.

During the third quarter and first nine months of 2013 and 2012, the Company entered into forward contracts with notional values as follows:

	Notional Amount

	Three Months Ended September 30,				Nine Months Ended September 30,
Foreign currency (in thousands)	2013		2012		2013		2012
Euro		€28,500		€21,700		€61,000	€	48,900
British pound		£26,000		£16,000		£59,500	£	39,000
Australian dollar	A$	15,500	A$	—	A$	15,500	A$	—
Indian rupee	Rs	460,000	Rs	—	Rs	460,000	Rs	—

During the third quarter and first nine months of 2013 and 2012, the total change in the fair value of the Company’s forward contracts recorded in other expense, net, was as follows:

	Change in Fair Value in USD

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Loss included in other expense, net	$(1,173)	$(926)	$(430)	$(1,522)

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

The Company’s investments are classified within Level 1 and Level 2 of the fair value hierarchy. The Company’s investments classified within Level 1 of the fair value hierarchy are valued using quoted market prices. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk.

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,070	$3,070	$—

Marketable securities:

Municipal bonds	$47,357	$13,289	$34,068
Corporate bonds	29,823	29,823	—
Certificates of deposit	2,438	—	2,438

Total marketable securities	$79,618	$43,112	$36,506

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2,873	$2,873	$—

Marketable securities:

Municipal bonds	$30,526	$11,966	$18,560
Corporate bonds	14,934	14,934	—

Total marketable securities	$45,460	$26,900	$18,560

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first nine months of 2013 and 2012, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

5.  TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	September 30, 2013	December 31, 2012
Trade accounts receivable	$58,037	$112,106
Unbilled trade accounts receivable	33,318	22,923

Total accounts receivable	91,355	135,029

Allowance for sales credit memos	(772)	(963)

	$90,583	$134,066

Unbilled trade accounts receivable relate to services earned under time and material arrangements, and maintenance and license arrangements that had not been invoiced as of September 30, 2013 and December 31, 2012, respectively.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill during the first nine months of 2013.

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value
As of September 30, 2013

Customer related intangibles	9 years	$44,355	$(16,838)	$27,517
Technology	4-9 years	43,446	(21,053)	22,393
Other intangibles	1-5 years	2,238	(2,238)	—

Total		$90,039	$(40,129)	$49,910

		Cost	Accumulated Amortization	Net Book Value
As of December 31, 2012

Customer related intangibles	9 years	$44,355	$(13,142)	$31,213
Technology	4-9 years	43,446	(16,431)	27,015
Other intangibles	1-5 years	2,238	(2,234)	4

Total		$90,039	$(31,807)	$58,232

For the third quarter and first nine months of 2013 and 2012, amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Cost of software license	$1,540	$1,541	$4,622	$4,649
Selling and marketing	1,232	1,232	3,696	3,696
General and administrative	—	5	4	15

Total amortization expense	$2,772	$2,778	$8,322	$8,360

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) September 30, 2013	Future estimated amortization expense
Remainder of 2013	$2,773
2014	9,489
2015	8,688
2016	8,688
2017	8,688
2018 & thereafter	11,584

$49,910

7.  ACCRUED EXPENSES

(in thousands)	September 30, 2013	December 31, 2012
Partner commissions	$4,349	$1,723
Other taxes	3,120	2,711
Employee reimbursable expenses	2,255	879
Dividends payable	1,140	—
Professional services contractor fees	1,660	602
Self-insurance health and dental claims	977	1,707
Professional fees	930	811
Short-term deferred rent	783	1,111
Foreign income taxes payable	649	1,167
Acquisition-related costs	482	—
Restructuring	113	441
Other	4,283	4,382

	$20,741	$15,534

8.  DEFERRED REVENUE

(in thousands)	September 30, 2013	December 31, 2012
Software license	$17,206	$24,303
Maintenance	63,342	62,144
Professional services and other	11,210	9,099

Current deferred revenue	91,758	95,546

Software license	16,690	15,407
Maintenance and professional services	1,264	3,312

Long-term deferred revenue	17,954	18,719

	$109,712	$114,265

9.   STOCK-BASED COMPENSATION

For the third quarter and first nine months of 2013 and 2012, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Cost of services	$947	$849	$3,134	$2,710
Operating expenses	2,053	1,935	6,579	5,912

Total stock-based compensation before tax	$3,000	$2,784	$9,713	$8,622
Income tax benefit	(893)	(915)	(2,941)	(2,781)

During the first nine months of 2013, the Company issued approximately 344,000 shares to its employees and 14,000 shares to its non-employee directors under the Company’s share-based compensation plans.

During the first nine months of 2013, the Company granted approximately 114,000 restricted stock units (“RSUs”) with a total fair value of approximately $3.3 million. Approximately 59,000 RSUs were issued in connection with the election by employees to receive 50% of their 2013 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. Stock-based compensation of approximately $1.7 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

As of September 30, 2013, the Company had approximately $12.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

10.   EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, RSUs, and warrants, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Basic
Net income (loss)	$8,710	$(331)	$22,482	$1,459

Weighted-average common shares outstanding	37,955	37,881	37,950	37,834

Earnings (loss) per share, basic	$0.23	$(0.01)	$0.59	$0.04

Diluted
Net income (loss)	$8,710	$(331)	$22,482	$1,459

Weighted-average common shares outstanding, basic	37,955	37,881	37,950	37,834
Weighted-average effect of dilutive securities:
Stock options and warrants	913	—	729	817
RSUs	211	—	193	246

Effect of assumed exercise of stock options, warrants and RSUs	1,124	—	922	1,063

Weighted-average common shares outstanding, diluted	39,079	37,881	38,872	38,897

Earnings (loss) per share, diluted	$0.22	$(0.01)	$0.58	$0.04

Outstanding options and RSUs excluded as impact would be antidilutive	33	1,865	146	55

11.   GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

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

The Company’s international revenue is from sales to clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2013		2012		2013		2012
U.S.	$59,034	49%	$56,475	56%	$189,489	53%	$173,406	55%
United Kingdom	22,115	18%	18,862	18%	58,782	17%	55,329	17%
Europe, other	24,748	20%	12,836	13%	66,012	18%	45,051	14%
Other	16,114	13%	13,484	13%	41,289	12%	44,094	14%

	$122,011	100%	$101,657	100%	$355,572	100%	$317,880	100%

Clients accounting for 10% or more of the Company’s total revenue or outstanding trade receivables, net, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2013	2012	2013	2012

Total revenue	$122,011	$101,657	$355,572	$317,880

Client A	10%	—%	—%	—%

	As of September 30,	As of December 31,
(Dollars in thousands)	2013	2012
Trade receivables, net of allowance	$90,583	$134,066
Client A	13%	10%

12.   SUBSEQUENT EVENT

On October 9, 2013, the Company acquired Antenna, a leading provider of mobile application development platforms. The Company acquired all of the outstanding capital stock of Antenna in a merger for $26.3 million in cash. The Company is in the process of preparing an allocation of the purchase price to the fair value of assets acquired and liabilities assumed, but currently expects that a substantial portion of the Antenna purchase price will ultimately be allocated to intangible assets, and that such assets are likely to include acquired core technology, customer related assets and goodwill. During the third quarter of 2013, the Company incurred direct and incremental expenses associated with the transaction of $0.5 million and expects to incur an additional estimated $2.2 million of such expenses that are primarily professional fees to affect the acquisition.

The Company believes the acquisition will offer its collective clients faster time-to-market and increased flexibility in end-to-end mobile application development, powerful device management and cloud-based mobile Backend-as-a-Service.

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

Business overview

We develop, market, license, and support software, which allows organizations to build, deploy, and change enterprise applications easily and quickly. Our unified software platform enables our clients to build enterprise applications in a fraction of the time it would take with competitive disjointed architectures, by directly capturing business objectives, automating programming, and automating work. We also provide consulting services, cloud service offerings, maintenance, and training related to our software.

We focus our sales efforts on target accounts, which are large companies or divisions within companies and typically leaders in their industry. Our strategy is to sell a series of licenses that are focused on a specific purpose or area of operations, rather than to sell a large enterprise license.

Our license revenue is primarily derived from sales of our PegaRULES Process Commander ® (“PRPC”) software and related solution frameworks. PRPC is a comprehensive platform for building and managing Business Process Management (“BPM”) applications that unifies business rules and business processes. Our solution frameworks, built on the capabilities of PRPC, are purpose or industry-specific collections of best practice functionality, which allow organizations to quickly implement new client-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. Our products are simpler, easier to use and often result in shorter implementation periods than competitive enterprise software products. PRPC and related solution frameworks can be used by a broad range of clients across markets including financial services, insurance, healthcare, communications, life sciences, energy and government.

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

We also offer Pega Cloud, a service offering that allows our clients to immediately build, test, and deploy their Pega applications in a secure cloud environment while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud offering is included in consulting services revenue.

We offer training for our staff, clients, and partners at our regional training facilities, at third party facilities, and at client sites. We also offer training online through Pega Academy, which provides an alternative way to learn our software in a virtual environment quickly and easily. We believe that this online training will continue to expand the number of trained experts at a faster pace.

On October 9, 2013, we acquired Antenna Software, Inc. (“Antenna”), a leading provider of mobile application development platforms for $26.3 million in cash. We believe the acquisition will offer our collective clients faster time-to-market and increased flexibility in end-to-end mobile application development, powerful device management and cloud-based mobile Backend-as-a-Service.

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

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies, Significant Judgments and Estimates” and Note 2 “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
Total revenue	$122,011	$101,657	$20,354	20%	$355,572	$317,880	$37,692	12%
Gross profit	$83,913	$63,992	$19,921	31%	$241,943	$198,694	$43,249	22%
Total operating expenses	$70,124	$63,591	$6,533	10%	$208,150	$195,058	$13,092	7%
Income from operations	$13,789	$401	$13,388	n/m	$33,793	$3,636	$30,157	829%
Income before provision for income taxes	$13,410	$32	$13,378	n/m	$32,085	$2,795	$29,290	n/m

n/m - not meaningful

Revenue

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase (Decrease)

(Dollars in thousands)	2013		2012				2013		2012

License revenue
Perpetual licenses	$28,971	65%	$16,999	60%	$11,972		$79,978	62%	$50,448	53%	$29,530
Term licenses	14,077	31%	9,742	34%	4,335		42,987	34%	32,650	34%	10,337
Subscription	1,754	4%	1,834	6%	(80)		5,252	4%	12,419	13%	(7,167)

Total license revenue	$44,802	100%	$28,575	100%	$16,227	57%	$128,217	100%	$95,517	100%	$32,700	34%

The aggregate value of new license arrangements executed during the third quarter of 2013 nearly doubled as compared to the third quarter of 2012 due to a higher average value of license arrangements executed in the third quarter of 2013. The aggregate value of new license arrangements executed during the first nine months of 2013 was higher than in the same period in 2012 due to both a larger number and higher average value of license arrangements executed in the first nine months of 2013. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the first nine months of 2013 and 2012, approximately 72% and 68%, respectively, of the value of new license arrangements were executed with existing clients.

The mix between perpetual and term license arrangements executed in a particular period varies based on client needs. A change in the mix between perpetual and term license arrangements executed may cause our revenues to vary materially from period to period. A higher proportion of term license arrangements executed would result in more license revenue being recognized over longer periods as payments become due or earlier if prepaid. However, some of our perpetual license arrangements include extended payment terms or additional rights of use, which also result in the recognition of revenue over longer periods.

The increase in perpetual license revenue during the third quarter of 2013 compared to the same period in 2012 was primarily due to larger value perpetual arrangements executed during the third quarter of 2013 than in the third quarter of 2012. The increase in perpetual license revenue during the first nine months of 2013 compared to the same period in 2012 was primarily due to higher value perpetual arrangements executed during the first nine months of 2013 and the fourth quarter of 2012 than during the first nine months of 2012 and the fourth quarter of 2011.

The increases in term license revenue were primarily due to revenue recognized on term license arrangements executed in 2012 and 2011. The aggregate value of payments due under noncancellable term licenses grew to $203.6 million as of September 30, 2013 compared to $155.9 million as of September 30, 2012. We expect to recognize $16 million of the $203.6 million as revenue during the remainder of 2013 in addition to new term license agreements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts on page 22.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on perpetual license arrangements that include a right to unspecified future products. Subscription revenue does not include revenue from our Pega Cloud offerings, which is included in consulting services. The timing of scheduled payments under client arrangements may limit the amount of revenue recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The decrease in subscription revenue during the first nine months of 2013 compared to the same period in 2012 was primarily due to revenue recognized in the second quarter of 2012 for a large payment that became due.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
Maintenance revenue

Maintenance	$37,979	$32,317	$5,662	18%	$112,238	$97,657	$14,581	15%

The increases in maintenance revenue were primarily due to the growth in the aggregate value of the installed base of our software.

	Three Months Ended September 30,				(Decrease)		Nine Months Ended September 30,				(Decrease)

(Dollars in thousands)	2013		2012				2013		2012

Professional services revenue
Consulting services	$38,097	97%	$39,549	97%	$(1,452)	(4)%	$111,272	97%	$119,825	96%	$(8,553)	(7)%
Training	1,133	3%	1,216	3%	(83)	(7)%	3,845	3%	4,881	4%	(1,036)	(21)%

Total Professional services	$39,230	100%	$40,765	100%	$(1,535)	(4)%	$115,117	100%	$124,706	100%	$(9,589)	(8)%

Consulting services includes revenue from our Pega Cloud offerings. The decreases in consulting services revenue were primarily the result of more clients becoming enabled and our partners leading more implementation projects. If this trend continues, our consulting services revenue may continue to decrease in future periods. The decrease in our training revenue during the first nine months of 2013 compared to the same period in 2012 was primarily due to the increased adoption of our Pega Academy self-service online training by our partners, which has a lower average price per student.

Gross profit

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2013	2012			2013	2012
Gross Profit
Software license	$43,210	$26,990	$16,220	60%	$123,466	$90,754	$32,712	36%
Maintenance	34,380	28,572	5,808	20%	101,132	86,585	14,547	17%
Professional services	6,323	8,430	(2,107)	(25)%	17,345	21,355	(4,010)	(19)%

Total gross profit	$83,913	$63,992	$19,921	31%	$241,943	$198,694	$43,249	22%

Total gross profit %	69%	63%			68%	63%
Software license gross profit %	96%	94%			96%	95%
Maintenance gross profit %	91%	88%			90%	89%
Professional services gross profit %	16%	21%			15%	17%

The increases in gross profit were primarily due to increases in license and maintenance revenue.

The decreases in professional services gross profit percent were primarily due to lower consulting revenues, costs incurred on several projects for which the corresponding revenue will be recognized in future periods as revenue recognition criteria had not been met, and an increase in employee incentive expenses.

Operating expenses

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
Selling and marketing
Selling and marketing	$42,663	$36,893	$5,770	16%	$127,279	$116,476	$10,803	9%
As a percent of total revenue	35%	36%			36%	37%
Selling and marketing headcount at September 30,					538	524	14	3%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in selling and marketing expenses during the third quarter of 2013 compared to the same period in 2012 was primarily due to a $2.2 million increase in compensation expenses, a $1.4 million increase in commission expense associated with the higher value of new license arrangements executed, and a $2.7 million increase in partner commission expense.

The increase in selling and marketing expenses during the first nine months of 2013 compared to the same period in 2012 was primarily due to a $5.5 million increase in compensation expenses, a $2.2 million increase in commission expense associated with the higher value of new license arrangements executed and a $2.8 million increase in partner commission expense.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
Research and development
Research and development	$19,786	$19,506	$280	1%	$59,123	$57,411	$1,712	3%
As a percent of total revenue	16%	19%			17%	18%
Research and development headcount at September 30,					817	713	104	15%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development.

The increase in headcount reflects the growth in our India research facility as we have been replacing contractors with employees. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses during the third quarter of 2013 compared to the same period in 2012 was primarily due to a $1.3 million increase in compensation expenses associated with higher headcount, partially offset by a $0.8 million decrease in rent and equipment-related expenses.

The increase in research and development expenses during the first nine months of 2013 compared to the same period in 2012 was primarily due to a $5.5 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $2.3 million decrease in contractor expenses associated with our hiring of employees to replace contractors, and a $1.9 million decrease in rent and equipment-related expenses.

	Three Months Ended September 30,		(Decrease)		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
General and administrative
General and administrative	$7,130	$7,192	$(62)	(1)%	$21,203	$21,171	$32	—%
As a percent of total revenue	6%	7%			6%	7%
General and administrative headcount at September 30,					248	243	5	2%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with finance, legal, corporate governance, and other administrative headcount. It also includes accounting, legal, and other administrative fees. The general and administrative headcount includes employees in human resources, information technology and corporate services departments whose costs are allocated to our other functional departments.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2013	2012			2013	2012
Cost of services	$947	$849	$98	12%	$3,134	$2,710	$424	16%
Operating expenses	2,053	1,935	118	6%	6,579	5,912	667	11%

Total stock-based compensation before tax	3,000	2,784	216	8%	9,713	8,622	1,091	13%
Income tax benefit	(893)	(915)			(2,941)	(2,781)

The increases in stock-based compensation expense were primarily due to the higher value of the annual periodic equity grant, partially offset by a lower value of new hire equity awards.

Non-operating income and expenses, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2013	2012			2013	2012
Foreign currency transaction gain (loss)	$661	$438	$223	51%	$(1,666)	$337	$(2,003)	(594)%

Interest income, net	123	113	10	9%	376	318	58	18%

Other expense, net	(1,163)	(920)	(243)	26%	(418)	(1,496)	1,078	(72)%

Non-operating loss	$(379)	$(369)	$(10)	3%	$(1,708)	$(841)	$(867)	103%

We use forward contracts to manage our exposure to changes in foreign currency denominated accounts receivable, intercompany payables, and cash primarily held by our U.S. operating company. We have not designated these forward contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other expense, net. The fluctuations in the value of these forward contracts recorded in other expense, net, partially offset in net income, the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company recorded in foreign currency transaction loss.

We have been primarily exposed to the fluctuation in the British pound and Euro relative to the U.S. dollar. More recently, we have experienced increased levels of exposure to the Australian dollar and Indian rupee. See Note 3 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for discussion on our use of forward contracts.

The total change in the fair value of our forward contracts recorded in other expense, net, during the third quarter and first nine months of 2013 was a loss of $1.2 million and $0.4 million, respectively. The total change in the fair value of our foreign currency forward contracts recorded in other expense, net, during the third quarter and first nine months of 2012 was a loss of $0.9 million and $1.5 million, respectively.

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate and adjust for discrete tax items recorded in the same period. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the third quarter of 2013 and 2012, we recorded a tax provision of $4.7 million and $0.4 million, respectively. During the first nine months of 2013 and 2012, we recorded a tax provision of $9.6 million and $1.3 million, on pre-tax income of $32.1 million and $2.8 million, respectively, which resulted in an effective tax rate of 29.9% and 47.8%, respectively. Our effective tax rate for the first nine months of 2013 was below the statutory rate primarily due to the domestic production activities deduction, our foreign tax rate differential benefit, and a $0.8 million tax benefit related to our 2012 research and experimentation credit recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013. Our effective tax rate for the first nine months of 2012 was a result of low pre-tax income and certain discrete items that were recorded in 2012.

Liquidity and capital resources

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Cash provided by (used in):
Operating activities	$83,435	$29,084
Investing activities	(39,674)	(16,746)
Financing activities	(11,942)	(7,050)
Effect of exchange rate on cash	(517)	596

Net increase in cash and cash equivalents	$31,302	$5,884

	As of	As of
	September 30, 2013	December 31, 2012
Total cash, cash equivalents, and marketable securities	$188,445	$122,985

The increase in cash and cash equivalents was primarily due to the significant increase in cash provided by operating activities associated with our strong accounts receivable collections during the first nine months of 2013, which were generated from our significant arrangements executed in the fourth quarter of 2012. We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations, our dividend payments and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. On October 9, 2013, we acquired Antenna for $26.3 million in cash. During the third quarter of 2013, we incurred direct and incremental expenses associated with the transaction of $0.5 million and expect to incur an additional estimated $2.2 million of such expenses that are primarily professional fees to affect the acquisition.

As of September 30, 2013, approximately $54.8 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers of cash provided by operating activities during the first nine months of 2013 were net income of $22.5 million and a $42.6 million decrease in accounts receivable due to our significant collections.

The primary drivers of cash provided by operating activities during the first nine months of 2012 were net income of $1.5 million, an $18.9 million decrease in account receivable due to higher collections, and a $2.7 million increase in deferred revenue.

Future Cash Receipts from License Arrangements

Total contractual future cash receipts due from our existing license agreements was approximately $234.2 million as of September 30, 2013 compared to $195.2 million as of September 30, 2012. The future cash receipts due as of September 30, 2013 are summarized as follows:

As of September 30, 2013 (in thousands)	Contractual payments for term licenses not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2013	$16,001	$4,927	$20,928
2014	62,844	17,514	80,358
2015	55,939	4,944	60,883
2016	45,154	3,128	48,282
2017 and thereafter	23,708	—	23,708

Total	$203,646	$30,513	$234,159

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.
(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the first nine months of 2013, cash used in investing activities was primarily for purchases of marketable debt securities of $56.6 million, partially offset by the proceeds received from the maturities of marketable debt securities of $21.1 million.

During the first nine months of 2012, we invested $21.9 million primarily in leasehold improvements, furniture and fixtures and equipment for the build-out of our U.S. and India offices.

Cash used in financing activities

Cash used in financing activities during the first nine months of 2013 and 2012 was primarily for repurchases of our common stock and dividend payments. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $92.4 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first nine months of 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Shares	Amount	Shares	Amount

Prior year authorization as of January 1,		$14,793		$13,963
Repurchases paid	309,692	(9,102)	125,891	(3,861)
Repurchases unsettled	3,313	(130)	1,692	(48)

Authorization remaining as of September 30,		$5,561		$10,054

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first nine months of 2013 and 2012, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 529,000 shares and 424,000 shares, respectively, of which only 275,000 shares and 243,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first nine months of 2013 and 2012, instead of receiving cash from the equity holders, we withheld shares with a value of $4.1 million and $3.6 million, respectively, for withholding taxes, and $3.9 million and $2.4 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first nine months of 2013 and 2012.

Dividends

We declared a cash dividend of $0.09 per share in the first nine months of 2013 and 2012. We paid cash dividends of $2.3 million and $3.4 million in the first nine months of 2013 and 2012, respectively. Our Board of Directors authorized the acceleration of the payment of the fourth quarter 2012 dividend to be paid in December 2012 rather than in January 2013. Therefore, there was no dividend payment in the first quarter of 2013. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of 2013. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our market risk exposure.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2013. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Except as described below, there have been no material changes during the first nine months of 2013 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

The acquisition of other businesses and technologies may present new risks. We have recently undertaken an acquisition and may continue to evaluate and consider other potential strategic transactions, including acquisitions of businesses, technologies, services, products and other assets in the future. These acquisitions, if undertaken, may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return on capital, integration challenges, new regulatory requirements, new third-party intellectual property infringement claims related to the acquired technology and/or services, and issues not discovered in our due diligence process. No assurance can be given that such acquisitions will be successful and will not adversely affect our profitability or operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (1)
7/1/2013 - 7/31/2013	24,446	$33.84	24,446	$6,762
8/1/2013 - 8/31/2013	24,714	37.02	24,714	5,847
9/1/2013 - 9/30/2013	7,469	38.26	7,469	5,561

Total	56,629	$35.81

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $92.4 million of our common stock. On December 18, 2012, we announced that our Board of Directors approved a $6 million increase in the remaining funds available under the program expiring on December 31, 2012, and an extension of the expiration date to December 31, 2013. Under this program, the “Current Program”, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and of Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

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

Pegasystems Inc.

Date: November 12, 2013	By:	/s/ RAFEAL E. BROWN
Rafeal E. Brown
Chief Financial Officer, Chief Administration Officer and Senior Vice President
(principal financial officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.