Form 10-K
period 2013-12-31
PEGASYSTEMS INC
filed 2014-02-25
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013) was approximately $576 million.

There were 38,135,303 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on February 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to its 2014 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

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

Pegasystems Inc. was incorporated in Massachusetts in 1983. Our stock is traded on the NASDAQ Global Select Market under the symbol PEGA. Our Website address is www.pega.com. We are not including the information contained on our Website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “the Company,” “Pega,” “we,” “us” or “our” refer to Pegasystems Inc. and its subsidiaries.

Our business: Better Business Software™

We believe that business success requires that organizations become digital enterprises in order to serve today’s empowered customers, and that software either accelerates or impedes that transformation. Pega powers the digital enterprise with Better Business Software™ that replaces archaic programming or multiple software packages with a comprehensive model built on visual metaphors that businesspeople can understand and drive. The resulting digital enterprise engages customers, simplifies processes, and turns the power to change into a competitive advantage.

We develop, market, and license software solutions that help clients improve their business results by giving them the power to engage customers, simplify their operations, and adapt to change. Pegasystems’ software allows clients to build and change enterprise software applications much more rapidly than they can with traditional programming, while engaging the collaborative efforts of both businesspeople and technologists.

Pegasystems unified platform intersects with several traditional software markets, including: Customer Relationship Management (“CRM”), Business Process Management (“BPM”), Business Rules Management Systems (“BRMS”) Dynamic Case Management (“DCM”), Decision Management, including predictive and adaptive analytics, and the Vertical Specific Software (“VSS”) market of vertical industry solutions and packaged applications. Pegasystems unified and highly scalable platform provides superior capability and agility to its clients.

Pegasystems also provides consulting services and implementation support, training, and technical support services to help clients maximize the business value from our software. We focus our sales efforts primarily on target accounts, which are large companies or divisions within companies, and typically leaders in their industries. Our strategy is to sell a client a series of licenses, each focused on a specific purpose or area of operations. As we have found meaningful interest from smaller companies, we are working to invest in expanding our sales force to extend coverage beyond our traditional Fortune 500 focus.

Our partners

We maintain alliances with global systems integrators and technology consulting firms that provide consulting services to our clients. Strategic partnerships with technology consulting firms and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify sales opportunities, and complement our software with their domain expertise and services capabilities. These partners may deliver strategic business planning, consulting, project management, and implementation services to our clients. Currently, our partners include well respected, major firms such as Accenture Ltd., Capgemini SA, Cognizant Technology Solutions Inc., Infosys Technologies Limited, Mahindra Satyam, Tata Consultancy Services Limited, PricewaterhouseCoopers LLP, Virtusa Corporation, and Wipro Ltd.

Our products

Pega Build for Change® Platform

The Pega Build for Change® platform (PegaRULES Process Commander®) is a unified platform that enables clients to build enterprise applications in a fraction of the time it would take using traditional programming technologies. Business and IT personnel collaborate, using a visual “language” that models the requirements and design of the application in a readily understandable manner. This agile approach facilitates continuous improvement methodologies, such as BPM or Lean Six Sigma, to effectively manage individual projects or drive a complete enterprise transformation. All aspects of the application are defined in the model: business strategy mapping, business processes, data models, case definitions, rules, decisions, reporting, interfaces, intelligent work management capabilities, business activity monitoring, and the user experience across both web and mobile devices.

Once defined this way, the finished application and its documentation are generated and immediately ready for use. Our approach bypasses the error-prone and time-consuming process of manually translating requirements into code. The software application is automatically created directly from the model, closing the costly gap between vision and execution. The Pega Build for Change® platform is standards-based and can leverage a client’s existing technology to create new business applications that cross technology silos and bridge front and back-office.

Business Process Solutions

Pegasystems also offers purpose or industry-specific solutions built on its platform. These solutions provide a best-practice starting point for key industry processes, yet maintain a flexibility not delivered by traditional “commercial off the shelf” products. This allows organizations to quickly implement new processes, refine customer experiences, bring new offerings to market, and provide customized or specialized processing to meet the needs of different customers, departments, geographies or regulatory requirements.

Pega Customer Engagement Solutions

Pega Customer Engagement Solutions offer a process-driven, customer-centric CRM solution to maximize the lifetime value of customers and reduce the costs of serving customers. We provide marketing, sales, and service solutions to optimize sales processes and customer service interactions. Our case management and business process solutions facilitate the fulfillment of customer requests, while our “Next-Best-Action” analytics predict and adapt to customer behavior to improve both business outcomes and the customer experience.

Decision management is incorporated into these solutions to guide actions and optimize process outcomes based on business objectives. Solutions, including cross-sell/up-sell, retention, service recommendations, and collections help businesses deploy automated decision making quickly. The predictive and adaptive analytics incorporated into these solutions support the creation and improvement of decision models to improve outcomes.

Pega Application Mobility Platform

Our acquisition of Antenna Software, Inc. (“Antenna”) expanded our Pega Application Mobility Platform, which enables clients to build, manage, and deploy mobile applications. Our mobile application development platform permits clients to manage the complex elements of the mobile application lifecycle including security, integration, testing, and management of mobile applications and devices. It also helps businesses significantly reduce their development time, deployment cost, and the complexity associated with run-the-business mobile applications.

Pega Cloud®

Pega Cloud® is Pegasystems’ service offering that allows clients to create and deploy our software applications using an Internet-based infrastructure. This offering enables our clients to rapidly build, test, and deploy their applications in a secure cloud environment, while minimizing their infrastructure and hardware costs.

Our services and support

We offer services and support through our Pega consulting group, our global client support group, and our training services group. We also utilize third party contractors to assist us in providing these services.

Pega Consulting

Our Pega consulting group provides guidance and implementation services to our clients and partners on how to best apply our technology and develop strong implementation expertise.

Global Client support

Our global client support group is responsible for support of our software deployed at client sites. Support services include automated problem tracking, prioritization and escalation procedures, periodic preventive maintenance, documentation updates, and new software releases.

Training Services

The success of our sales strategy for multiple follow-on sales to target clients depends on our ability to train a large number of partners and clients to implement our technology. We offer training for our staff, clients, and partners. Training is offered at our regional training facilities in Cambridge, Massachusetts, Bedford, New Hampshire, Reading, England, Hyderabad, India, Sydney, Australia, at third party facilities in numerous other locations, and at client sites. We also offer training online through PegaACADEMY, which offers an alternative way to learn our software quickly, easily, and cost effectively. We expect that the online training will help expand the number of trained experts at a faster pace. Our courses are designed to meet the specific requirements of process architects, system architects, and system administrators.

Our markets

Our target clients are primarily large, industry-leading organizations faced with managing changes to their complex business processes in order to increase business agility, drive growth, improve productivity, retain customers, and help ensure compliance. Our clients have typically been large companies in the financial services, healthcare, insurance, government, communications and media, manufacturing and high tech, and life sciences markets. We are expanding our client base to a broader range of companies within those markets as well as to additional industries, such as energy, travel and entertainment.

Financial Services

Financial services organizations rely on software to improve the quality, accuracy, and efficiency of customer interactions and transactions processing. Pegasystems’ customer service process, marketing, and exceptions management products allow clients to be responsive to changing business requirements.

Healthcare

Healthcare organizations seek products that integrate their front and back office initiatives and help drive customer service, efficiency, and productivity. Our claims products allow healthcare clients to address financial, administrative and coverage requirements of healthcare consumerism and reform.

Insurance

Insurance companies, whether competing globally or nationally for customers and channels, need software to automate the key activities of distribution management, quoting, underwriting, claims, and policy servicing as well as products that improve customer service and the overall customer experience. Pega’s solutions for insurance carriers increase business value by delivering customer-focused experiences that drive higher sales, lower expense ratios, and improve risk mitigation.

Communications and Media

Communications and media organizations need to address high levels of customer churn, growing pressure to increase revenue and an ability to respond quickly to changing market conditions. Our solutions enable organizations to reshape the way they interact with customers, streamline operations and bring new services and products to market.

Government

Government agencies need to modernize legacy systems and processes to meet the growing demands for improved constituent service, lower costs and greater levels of transparency. Pegasystems offers a proven, economical and highly effective solution that delivers advanced capabilities to streamline application development and delivery via an agile, multi-channel environment.

Life Sciences

Life sciences organizations are looking for solutions to increase efficiencies and transparency across the product development lifecycle by automating and streamlining business processes across people, applications, business rules and enterprise systems. Our solutions for life sciences focus on product development, safety and risk management, CRM, and regulatory transparency delivering advanced capabilities to streamline development and bring to market industry leading solutions quickly.

Manufacturing and High Technology

Manufacturers world-wide are transforming their businesses to better engage customers and suppliers, as well as directly manage the performance of their products—from the earliest designs to beyond the manufacturing stage and throughout the product life-cycle. Our manufacturing solutions address supplier risk, manage warranties, recalls, repairs, and returns, as well as extend ERP system capabilities.

Other Industries

We offer solutions to a broad range of other types of companies and industries. For example, we sell our BPM technology to clients in energy, transportation, retail, travel, and other services.

Competition

We compete in the BPM, Case Management, CRM, Business Rules, Decision Management, and mobile application development platform software markets. These markets are intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition from:

•

BPM vendors, including Service-Oriented Architecture (“SOA”) middleware vendors such as IBM, Oracle Corporation, Software AG, and Tibco Software Inc., and other BPM vendors such as Appian Corporation and the Cordys division of Open Text;

•	Case Management vendors such as the Documentum division of EMC Corporation, the FileNet division of IBM’s Information Management Group, and the BPM/Case Management division of Open Text;

•	CRM application vendors such as Salesforce.com, the Siebel division of Oracle, and the Microsoft Dynamics CRM division of Microsoft;

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

•	Mobile application development platform vendors, including IBM and SAP, as well as open source mobile technologies, including the jQuery Mobile platform from the jQuery Foundation;

•	Professional service organizations that develop custom software in conjunction with rendering consulting services; and

•	Clients’ current information technology departments, which may seek to modify their existing systems or develop their own proprietary systems.

We have been most successful competing for clients whose businesses are characterized by a high degree of change, complexity, and regulation. We believe that the principal competitive factors within our market include:

•	Product adaptability, scalability, functionality, and performance;

•	Proven success in delivering cost-savings and efficiency improvements;

•	Ease-of-use for developers, business units, and end-users;

•	Timely development and introduction of new products and product enhancements;

•	Establishment of a significant base of reference clients;

•	Ability to integrate with other products and technologies;

•	Customer service and support;

•	Product price;

•	Vendor reputation; and

•	Relationships with systems integrators.

We believe we are competitively differentiated as our unified Build for Change® technology allows both client business and IT staff, using a single, intuitive user interface, to build enterprise applications in a fraction of the time it would take with the types of disjointed architectures and tools offered by our competitors. We believe we compete favorably due to our expertise in our target industries and our long-standing client relationships. We believe we compete less favorably on the basis of some of these factors with respect to our larger competitors, many of which have greater sales, marketing and financial resources, more extensive geographical presence and greater name recognition than we do. In addition, we may be at a disadvantage with respect to our ability to provide expertise outside our target industries. See “Risk Factors—The market for our offerings is intensely and increasingly competitive, rapidly changing and highly fragmented” in Item 1A of this Annual Report on Form 10-K.

Sales and marketing

We market our software and services primarily through a direct sales force. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify sales opportunities, and complement our software and services with their domain expertise and professional services capabilities.

To support our sales efforts, we conduct a broad range of marketing programs, including client and industry targeted solution campaigns, trade shows, including our PegaWORLD user conference, solution seminars and Webinars, industry analyst and press relations, Web and digital marketing, community development, social media, and other direct and indirect marketing efforts. Our consulting staff, business partners, and other third parties also conduct joint and separate marketing campaigns that generate sales leads.

Sales by geography

In 2013, 2012, and 2011, sales to clients based outside of the United States of America (“U.S.”) represented approximately 45%, 46%, and 48%, respectively, of our total revenue. We currently operate in one reportable segment — business process solutions. We derive substantially all of our operating revenue from the sale and support of one group of similar products and services. The majority of our assets are located within the U.S. See Note 18 “Geographic Information and Major Clients” included in the notes to the accompanying audited consolidated financial statements for further detail. See “Risk Factors—We face risks from operations and clients based outside of the U.S.” in Item 1A of this Annual Report on Form 10-K.

Research and development

Our development organization is responsible for product architecture, core technology development, product testing, and quality assurance. Our product development priority is to continue expanding the capabilities of our integrator technology. We intend to maintain and extend the support of our existing solution frameworks, and we may choose to invest in additional frameworks which incorporate the latest business innovations. We also intend to maintain and extend the support of popular hardware platforms, operating systems, databases, and connectivity options to facilitate easy and rapid deployment in diverse information technology infrastructures. Our goal with all of our products is to enhance product capabilities, ease of implementation, long-term flexibility, and the ability to provide improved client service.

During 2013, 2012, and 2011, research and development expenses were approximately $79.7 million, $76.7 million, and $65.3 million, respectively. We expect that we will continue to commit significant resources to our product research and development in the future to maintain our leadership position.

Employees

As of January 31, 2014, we had 2,627 employees worldwide, of which 1,219 were based in North America, 548 were based in Europe, and 860 were based in Asia Pacific.

Backlog of license, maintenance, and services

As of December 31, 2013, we had software license, maintenance, and services agreements with clients expected to result in approximately $506.1 million of future revenue, of which we expect approximately $279.7 million to be recognized in 2014. As of December 31, 2012, we had backlog of software license, maintenance, and services agreements with clients of approximately $438 million. Under some of these agreements, we must fulfill certain conditions prior to recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions in each instance. Business conditions could change and, therefore, backlog may not be a reliable indicator of future financial performance.

Available Information

We make available free of charge through our Website www.pega.com/about-us/investors/sec filings our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The SEC maintains a Website that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We make available on our Website reports filed by our executive officers and Directors on Forms 3, 4, and 5 regarding their ownership of our securities. Our Code of Conduct, and any amendments to our Code of Conduct, is also available on our Website.

ITEM 1A.	Risk Factors

The following important factors could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or elsewhere by management from time to time.

Factors relating to our financial results

The timing of our license revenue is difficult to predict accurately, which may cause our quarterly operating results to vary considerably. A change in the number or size of high value license arrangements, or a change in the mix between perpetual licenses, term licenses, and Pega Cloud® subscriptions can cause our revenues to fluctuate materially from quarter to quarter. Our decision to enter into term licenses and Pega Cloud® subscriptions that require the revenue to be recognized over the license term may adversely affect our profitability in any period due to sales commissions being paid at the time of signing and the corresponding revenue being recognized over time. We budget for our selling and marketing, product development, and other expenses based on anticipated future revenue. If the timing or amount of revenue fails to meet our expectations in any given quarter, our financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon to predict future performance.

The number of our license arrangements has been increasing, and we may not be able to sustain this growth unless we and our partners can provide sufficient high quality consulting services, training, and maintenance resources to enable our clients to realize significant business value from our software. Our clients typically request consulting services and training to assist them in implementing our products. Our clients also purchase maintenance on our products in almost all cases. As a result, an increase in the number of license arrangements is likely to increase demand for consulting services, training, and maintenance relating to our products. Given that the number of our license arrangements has been increasing, we will need to provide our clients with more consulting services, training, and maintenance to enable our clients to realize significant business value from our software. We have been increasingly enabling our partners and clients through training to create an expanded universe of people that are skilled in the implementation of our products. However, if we and our partners are unable to provide sufficient high quality consulting services, training, or maintenance resources to our clients, our clients may not realize sufficient business value from our products to justify follow-on sales, which could impact our future financial performance. In addition, the growth required to meet the increased demand for our consulting services could strain our ability to deliver our services engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.

We frequently enter into a series of licenses that are focused on a specific purpose or area of operations. If we are not successful in obtaining follow-on business from these clients, our financial performance could be adversely affected. We frequently enter into a series of licenses with our new clients that are focused on a specific purpose or area of operations. Once a client has realized the value of our software, we work with the client to identify opportunities for follow-on sales. However, we may not be successful in demonstrating this value to some clients, for reasons relating to the performance of our products, the quality of the services and support we provide for our products, or external reasons. For these clients, we may not obtain follow-on sales or the follow-on sales may be delayed, and our license revenue could be limited. This could lower the total value of all transactions and adversely affect our financial performance.

Our consulting services revenue is dependent to a significant extent on closing new license transactions with clients. We derive a substantial portion of our consulting services revenue from implementation of new software licenses with our clients, both from implementations that are led by our consulting services staff and from implementations where we provide consulting to our partners and clients to support their implementations. Accordingly, it is imperative that we close more license transactions with our clients if we are to maintain or grow our services revenue.

If we are unable to maintain vendor specific objective evidence (“VSOE”) of fair value of our consulting services arrangements, we may be required to delay the recognition of a portion of our revenue to future periods. We have established VSOE of fair value of our consulting services in North America, Australia, and Europe, based on the price charged when these services are sold separately. The weakened economy and significant competition within our industry have created pricing pressure on consulting services provided by technology companies. If we elect to discount our consulting services pricing or otherwise introduce variability in our consulting services arrangements to attract or retain clients, this could lead to an insufficient number of consistently priced consulting services arrangements for us to maintain VSOE. If we do not have VSOE of fair value of our consulting services, we may be required to recognize all revenue for these consulting services arrangements, including any related license, maintenance, and other services revenue if the consulting services are bundled in an arrangement, ratably over the longer of the software maintenance period or the service period.

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

We are investing heavily in sales and marketing and support in anticipation of a continued increase in license arrangements, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of our license arrangements in the future. We have been increasing our investment in sales and marketing to meet increasing demand for our software by hiring additional sales and marketing personnel. We anticipate that we will need to provide our clients with more maintenance support as a result of this increase in demand, and have been hiring additional personnel in this area. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the increased demand for our products does not continue, we could experience decreased profitability or losses as a result of these increased fixed costs.

Factors relating to our products and markets

We will need to acquire or develop new products, evolve existing ones, and adapt to technology change. Technical developments, client requirements, programming languages, and industry standards change frequently in our markets. As a result, success in current markets and new markets will depend upon our ability to enhance current products, to acquire or develop and introduce new products that meet client needs, keep pace with technology changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement, and testing. There can be no assurance that we will have sufficient resources to make necessary product development investments. We may experience difficulties that will delay or prevent the successful development, introduction, or implementation of new or enhanced products. Inability to introduce or implement new or enhanced products in a timely manner would adversely affect future financial performance.

The market for our offerings is intensely and increasingly competitive, rapidly changing, and highly fragmented. We compete in the BPM, Case Management, CRM, Decision Management, and mobile application development platform software markets. The markets for our software and related implementation, consulting, and training services are intensely competitive, rapidly changing and highly fragmented. We currently encounter significant competition from internal information systems departments of potential or existing clients that develop custom software. We also compete with companies that target the BPM, Case Management, Decision Management, and mobile application development platform markets as well as professional service organizations that develop custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions are likely to increase. Many of our competitors, such as IBM, Oracle and SAP, are large and have far greater resources and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards or to changes in client requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote, and distribute products and provide related consulting and training services. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

The continued weakness in the U.S and international economies may negatively impact our sales to, and the collection of receivables from, our financial services and insurance clients and possibly our clients in other industries. Our sales to, and our collection of receivables from, our clients may be impacted by adverse changes in global economic conditions, especially in the U.S., Europe and Asia Pacific. In the past few years, these regions have experienced instability in financial markets, tightening credit, and weak overall economic conditions, which has impacted the financial services and insurance industries in particular. These trends could impact the ability and willingness of our financial services and insurance clients, and possibly our clients in other industries, to make investments in technology, which may delay or reduce the amount of purchases of our software and services. These factors could also impact the ability and willingness of these clients to pay their trade obligations and honor their contractual commitments under their noncancellable term licenses. These clients may also become subject to increasingly restrictive regulatory requirements, which could limit or delay their ability to proceed with new technology purchases. Our financial services and insurance clients as a group represent a significant amount of our revenues and receivables. Accordingly, their potential financial instability could negatively impact our business, operating results, and financial condition.

We have historically sold to the financial services, insurance and healthcare markets, and rapid changes or consolidation in these markets could affect the level of demand for our products. We have historically derived a significant portion of our revenue from clients in the financial services, insurance, and healthcare markets, and sales to these markets are important for our future growth. Competitive pressures, industry consolidation, decreasing operating margins, regulatory changes, and privacy concerns affect the financial condition of our clients and their willingness to buy. In addition, clients’ purchasing patterns in these industries for large technology projects are somewhat discretionary. The financial services and insurance markets are undergoing intense domestic and international consolidation and financial turmoil, and consolidation has been occurring in the healthcare market. Consolidation may interrupt normal buying behaviors and increase the volatility of our operating results. In recent years, several of our clients have been merged or consolidated, and we expect this to continue in the near future. Future mergers or consolidations may cause a decline in revenues and adversely affect our future financial performance. All of these factors affect the level of demand for our products from clients in these industries, and could adversely affect our business, operating results and financial condition.

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

We face risks from operations and clients based outside of the U.S. Sales to clients located outside of the U.S. represented approximately 45% of our total revenue in 2013, approximately 46% of our total revenue in 2012, and approximately 48% of our total revenue in 2011. We, in part through our wholly owned subsidiaries, market products and render consulting and training services to clients based outside of the U.S. including clients based in Canada, Europe, Asia and Australia. We have established offices in North America, Europe, Asia, including India, and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

In addition, there can be no assurance that we will be able to maintain or increase international market demand for our products. Additional risks inherent in our international business activities generally include laws and business practices favoring local competitors, compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations, increased tariffs and other trade barriers, the costs of localizing products for local markets, including translation into foreign languages and associated expenses and complying with local business customs, longer accounts receivable patterns and difficulties in collecting foreign accounts receivable, difficulties in enforcing contractual and intellectual property rights and pressure on the creditworthiness of sovereign nations, particularly in Europe. Liquidity issues or political actions by sovereign nations could result in decreased values of any cash balances held in our European entities. Other inherent risks include complying with regional data privacy laws, treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions, potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of “double taxation”), increased accounting and internal control expenses, and the burden of complying with a wide variety of foreign laws, heightened risks of political and economic instability, foreign currency fluctuations and controls, different pricing environments, difficulties in staffing and managing foreign operations, natural disasters, acts of war, terrorism, pandemics or security breaches, and regional economic and political conditions.

There can be no assurance that one or more of these factors will not have a material adverse effect on our foreign operations, and, consequentially, our business, operating results, and financial condition.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. Because a significant portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Our international sales are usually denominated in foreign currencies. The operating expenses of our foreign operations are primarily denominated in foreign currencies, which partially offset our foreign currency exposure on our international sales. Our U.S. operating company invoices most of our foreign clients in foreign currencies, so it holds cash and accounts receivable denominated in these foreign currencies, which are subject to foreign currency transaction gains or losses. Beginning in the second quarter of 2011, we have entered into foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates affecting foreign currency denominated accounts receivable and cash held by our U.S. operating company. The use of these foreign currency forward contracts partially mitigates the exposure to the foreign currency transaction gains and losses. If we were to cease or reduce our use of foreign currency forward contracts or similar hedging arrangements, a decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our financial results and cash flows.

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

We may experience significant errors or security flaws in our product and services, and could face privacy, product liability and warranty claims as a result. Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Errors in our software products could affect the ability of our products to work with other hardware or software products, or could delay the development or release of new products or new versions of products. The detection and correction of any security flaws can be time consuming and costly. Errors or security flaws in our software could result in the inadvertent disclosure of confidential information or personal data relating to our clients, employees, or third parties. Software product errors and security flaws in our products or services could expose us to privacy, product liability and warranty claims as well as harm our reputation, which could impact our future sales of products and services. Our license agreements typically contain provisions intended to limit the nature and extent of our risk of product liability and warranty claims. There is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Also, there is a risk that these contract terms might not bind a party other than the direct client. Furthermore, some of our licenses with our clients are governed by non-U.S. law, and there is a risk that foreign law might give us less or different protection. Although we have not experienced any material product liability claims to date, a product liability suit or action claiming a breach of warranty, whether or not meritorious, could result in substantial costs and a diversion of management’s attention and our resources.

We face risks related to intellectual property claims or appropriation of our intellectual property rights. We rely primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality agreements to protect our proprietary rights. We have obtained patents worldwide relating to the architecture of our systems. We cannot assure that such patents will not be invalidated or circumvented or that rights granted thereunder or the claims contained therein will provide us with competitive advantages. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain the use of information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the U.S. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

There can be no assurance that third parties will not claim infringement by us with respect to current or future products. Although we attempt to limit the amount and type of our contractual liability for infringement of the proprietary rights of third parties, these limitations often contain certain exclusions, and we cannot be assured that these limitations will be applicable and enforceable in all cases. Even if these limitations are found to be applicable and enforceable, our liability to our clients for these types of claims could be material in amount given the size of certain of our transactions. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results, and financial condition.

We are subject to increasingly complex and burdensome U.S. and foreign laws and regulations, and any failure to comply with these laws and regulations could subject us to, among other things, penalties and legal expenses that could harm our reputation or have a material adverse effect on our business, financial condition and results of operations. We are subject to extensive federal, state and foreign laws and regulations including but not limited to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, data privacy, protection and security laws, and similar laws and regulations. The Foreign Corrupt Practices Act, the U.K. Bribery Act and similar foreign anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. persons for the purpose of obtaining or retaining business. Similar laws and regulations exist in many other countries throughout the world in which we do or intend to do business. We have developed and implemented a compliance program based on what we believe are current best practices, but we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all federal, state and foreign regulations, particularly as we expand our operations outside of the U.S. If we or our representatives fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us, which could have a material adverse effect on our business, financial condition and results of operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations. In addition, regulation of data privacy, protection and security laws is increasing worldwide, including various restrictions on cross-border access or transfer of data including personal data of our employees, clients and customers of our clients. Compliance with such regulations may increase our costs and there is a risk of enforcement of such laws resulting in damage to our brand as well as financial penalties.

If our security measures are breached and/or unauthorized access is obtained to confidential information from our cloud computing service offering or other offerings, we may be exposed to significant legal and financial liabilities. Our cloud computing service offering allows clients to create and deploy PRPC-based applications using an internet-based infrastructure. This offering involves the hosting of clients’ applications which may contain confidential information, including personal and financial data regarding their end customers on the servers of a third-party technology provider. We also rely on third-party systems including encryption, virtualized infrastructure and support. Because we do not control the transmissions between our clients and our third-party infrastructure providers, the processing of data on the servers of the third-party technology providers, or the internal controls maintained by the third-party technology providers that could prevent unauthorized access and provide appropriate data encryption, we cannot ensure the complete integrity or security of such transmissions, data or processing. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, system error, human error or otherwise. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested in the protection of our data and our client’s data to reduce these risks, there can be no assurance that our efforts will prevent breaches in our systems. Security breaches could expose us and our clients to a risk of loss or misuse of this information. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales. We carry data breach insurance coverage to potentially mitigate the financial impact of such potential legal liability. In addition, privacy and security concerns in some parts of the world may inhibit demand for our cloud offering or lead to requirements to provide our products or services in configurations that may increase the cost of serving such markets.

The acquisition of other businesses and technologies may present new risks. We have recently undertaken an acquisition and we continue to evaluate and consider other potential strategic transactions, including acquisitions of businesses, technologies, services, products and other assets. These acquisitions, if undertaken, may involve significant new risks and uncertainties, including distraction of management attention away from our current business operations, insufficient new revenue to offset expenses, inadequate return on capital, integration challenges, new regulatory requirements, new third-party intellectual property infringement claims related to the acquired technology and/or services, and issues not discovered in our due diligence process. No assurance can be given that such acquisitions will be successful and will not adversely affect our profitability or operations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our principal administrative, sales, marketing, support, and research and development operations are located at One Rogers Street, Cambridge, Massachusetts in an approximately 163,000 square foot leased facility. Our lease expires in 2023, subject to our option to extend for two additional five-year periods. We also lease space for our other offices in North America, Europe and the Asia Pacific under leases that expire at various dates through 2021. We periodically evaluate the adequacy of existing facilities and additional facilities in new cities, and we believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

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

Market Information

Our common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PEGA.” The following table sets forth the range of high and low sales prices of our common stock on NASDAQ for each quarter in the years ended December 31:

	Common Stock Price
	2013		2012
	High	Low	High	Low
First Quarter	$30.35	$22.77	$39.09	$25.81
Second Quarter	$33.56	$24.46	$39.97	$29.76
Third Quarter	$40.55	$32.57	$33.36	$22.51
Fourth Quarter	$51.53	$36.79	$29.19	$19.00

Holders

As of February 5, 2014, we had approximately 28 stockholders of record and approximately 33,000 beneficial owners of our common stock.

Dividends

In July 2006, we began paying a quarterly cash dividend of $0.03 per share of common stock. Quarterly cash dividends are expected to continue at $0.03 per share, subject to change or elimination at any time by our Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchases of our common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchased Programs (1) (in thousands)
10/1/2013 – 10/31/2013	35,540	$38.10	35,540	$4,207
11/1/2013 – 11/30/2013	17,592	$44.62	17,592	$3,422
12/1/2013 – 12/31/2013	23,633	$48.81	23,633	$14,433

Total	76,765	$42.89

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $104.5 million of our common stock. On December 16, 2013, we announced that our Board of Directors extended the expiration date of the current stock repurchase program (the “Current Program”) to December 31, 2014 and authorized the Company to repurchase up to $15 million of our stock between December 11, 2013 and December 31, 2014. Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

For the restricted stock units granted to employees, the number of shares otherwise issuable on the vesting date is reduced by a number of shares having a value equal to the minimum statutory income withholding tax that we are required pay in cash to the applicable taxing authorities on behalf of our employees. We do not consider these transactions to be common stock repurchases.

Stock Performance Graph and Cumulative Total Stockholder Return

The following performance graph represents a comparison of the cumulative total stockholder return (assuming the reinvestment of dividends) for a $100 investment on December 31, 2008 in our common stock, the Total Return Index for the NASDAQ Composite (“NASDAQ Composite”), a broad market index, and the Standard & Poors (“S&P”) North Software-Software Index™ (“S&P NSSI”), a published industry index. We paid dividends of $.09 per share during 2013, $0.15 per share during 2012 and $0.12 per share during 2011, 2010, and 2009, respectively. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Pegasystems Inc.	$100.00	$276.32	$298.75	$240.61	$186.39	$405.52
NASDAQ Composite	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
S&P NSSI	$100.00	$147.90	$185.10	$172.42	$202.46	$265.43

ITEM 6.	Selected Financial Data

The selected financial data presented below has been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and accompanying notes.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$508,954	$461,710	$416,675	$336,599	$264,013
Income (loss) from operations	58,097	31,426	10,494	(2,580)	41,819
Income (loss) before provision (benefit) for income taxes	56,393	30,945	10,813	(6,197)	47,415
Net income (loss)	38,043	21,868	10,108	(5,891)	32,212
Earnings (loss) per share:
Basic	$1.00	$0.58	$0.27	$(0.16)	$0.89

Diluted	$0.98	$0.56	$0.26	$(0.16)	$0.85

Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and marketable securities	$156,692	$122,985	$111,432	$87,251	$202,653
Working capital	159,772	123,885	89,716	73,606	188,552
Intangible assets, net of accumulated amortization	56,574	58,232	69,369	80,684	336
Goodwill	37,463	20,451	20,451	20,451	2,391
Total assets	533,662	439,492	381,711	337,475	279,585
Total stockholders’ equity	271,788	236,479	208,756	195,670	205,219

The following items impact the comparability of our consolidated financial data:

•	Our acquisition of Antenna in October 2013 and our acquisition of Chordiant in April 2010.

•

Foreign currency transaction (losses) gains of $(1.6) million, $0.8 million, $(0.9) million, $(5.6) million and $2.1 million, during the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively. See Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” for further discussion of our foreign currency exchange risk.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business overview

We develop, market, license, and support software solutions that help clients improve their business results by giving them the power to engage customers, simplify their operations, and adapt to change. Our unified software platform enables our clients to build, deploy, and change enterprise applications easily and quickly, by directly capturing business objectives, automating programming, and automating work. We also provide consulting services, maintenance, and training related to our software.

We focus our sales efforts primarily on target accounts, which are large companies or divisions within companies and typically leaders in their industry. Our strategy is to sell a series of licenses that are focused on a specific purpose or area of operations.

Our license revenue is primarily derived from sales of our PRPC software and related business solutions. PRPC is a comprehensive platform for building and managing BPM applications that unifies business rules and business processes. Our solutions, built on the capabilities of PRPC, are purpose or industry-specific collections of best practice functionality, which allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. Our products are simpler, easier to use and often result in shorter implementation periods than competitive enterprise software products. PRPC and related business solutions can be used by a broad range of clients across markets including financial services, insurance, healthcare, communications and media, life sciences, manufacturing and high technology, and government markets.

Our business solution products include CRM software, which enables unified predictive decisioning and analytics and optimizes the overall customer experience. Our decision management products and capabilities are designed to manage processes so that actions optimize the process outcomes based on business objectives. We continue to invest in the development of new products and intend to remain a leader in BPM, CRM, and decision management.

We also offer Pega Cloud®, a service offering that allows our clients to immediately build, test, and deploy their applications in a secure cloud environment, while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud® offering is included in consulting services revenue.

Our acquisition of Antenna expands Pega’s Application Mobility Platform, which provides clients with a mobile application development platform to build, manage, and deploy mobile applications as part of a seamless omnichannel experience. Enterprises can manage the complex elements of the mobile application lifecycle including security, integration, testing, and management of mobile applications and devices. Pega’s mobile application development solutions help businesses to significantly reduce their development time, deployment costs, and the complexity associated with run-the-business mobile applications. The operations of Antenna are included in our operating results from the date of acquisition. Total revenue attributable to Antenna included in our consolidated statements of operations in 2013 was $3.9 million. Due to the rapid integration of the products, sales force, and operations of Antenna, other than the maintenance and hosting revenue attributable to the recognition of the fair value of acquired deferred maintenance and hosting revenue, it may not be feasible for us to identify revenue from new arrangements attributable to Antenna.

We offer training for our staff, clients, and partners at our regional training facilities, at third party facilities, and at client sites. In 2012, we began offering training online through PegaACADEMY, which provides an alternative way to learn our software in a virtual environment quickly and easily. We believe that this online training will continue to expand the number of trained experts at a faster pace.

RESULTS OF OPERATIONS

2013 Compared to 2012

(Dollars in thousands)	Year Ended December 31,		Increase
	2013	2012
Total revenue	$508,954	$461,710	$47,244	10%
Gross profit	351,548	304,330	47,218	16%
Acquisition-related costs	1,306	—	1,306	n/m
Restructuring costs	1,731	—	1,731	n/m
Other operating expenses	290,414	272,904	17,510	6%
Total operating expenses	293,451	272,904	20,547	8%
Income from operations	58,097	31,426	26,671	85%
Income before provision for income taxes	56,393	30,945	25,448	82%

n/m – not meaningful

Revenue

(Dollars in thousands)	Year Ended December 31,				Increase
	2013		2012
Software license revenue
Perpetual licenses	$122,644	64%	$102,438	63%	$20,206
Term licenses	62,711	33%	46,638	28%	16,073
Subscription	6,521	3%	14,830	9%	(8,309)

Total software license revenue	$191,876	100%	$163,906	100%	$27,970	17%

The aggregate value of new license arrangements executed in 2013 was higher than in 2012. The aggregate value of new license arrangements executed in the fourth quarter of 2013 was down slightly as compared to the fourth quarter of 2012.The aggregate value of new license arrangements executed fluctuates quarter to quarter. During 2013 and 2012, approximately 80% and 74%, respectively, of the value of new license arrangements were executed with existing clients.

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

The increase in perpetual license revenue was primarily due to higher value perpetual arrangements executed during 2013 and the fourth quarter of 2012 than during 2012 and the fourth quarter of 2011.

The increase in term license revenue was primarily due to revenue recognized on term license arrangements executed in 2012 and 2011. The aggregate value of payments due under noncancellable term licenses increased to $233.6 million as of December 31, 2013 compared to $211.5 million as of December 31, 2012. See the table of future cash receipts from these term licenses on page 31.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on perpetual license arrangements that include a right to unspecified future products. Subscription revenue does not include revenue from our Pega Cloud® offerings, which is included in consulting services revenue. The timing of scheduled payments under client arrangements may limit the amount of revenue recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The decrease in subscription revenue in 2013 was primarily due to revenue recognized in the second quarter of 2012 for a large payment that became due.

(Dollars in thousands)	Year Ended December 31,		Increase
	2013	2012
Maintenance revenue
Maintenance	$157,309	$133,527	$23,782	18%

The increase in maintenance revenue was primarily due to the growth in the aggregate value of the installed base of our software and continued strong renewal rates. Maintenance revenue primarily attributable to recognition of the fair value of the acquired Antenna deferred maintenance revenue was $0.8 million in 2013.

(Dollars in thousands)	Year Ended December 31,				(Decrease)
	2013		2012
Services revenue
Consulting services	$154,500	97%	$157,792	96%	$(3,292)	(2)%
Training	5,269	3%	6,485	4%	(1,216)	(19)%

Total Services	$159,769	100%	$164,277	100%	$(4,508)	(3)%

Consulting services revenue includes revenue from our Pega Cloud® service offerings. Consulting services revenue decreased, partially offset by a $4.4 million revenue increase from our Pega Cloud® service offerings, of which $1.1 million was attributable to the acquired Antenna business. The decrease was primarily the result of more clients becoming enabled and our partners leading more implementation projects. If this trend continues, our consulting services revenue may continue to decrease in future periods. The decrease in our training revenue was primarily due to the increased adoption of our PegaACADEMY self-service online training by our partners, which has a significantly lower average price per student as compared to our traditional instructor-led training.

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2013	2012
Gross Profit
Software license	$185,595	$157,567	$28,028	18%
Maintenance	142,037	118,740	23,297	20%
Services	23,916	28,023	(4,107)	(15)%

Total gross profit	$351,548	$304,330	$47,218	16%

Total gross profit %	69%	66%
Software license gross profit %	97%	96%
Maintenance gross profit %	90%	89%
Services gross profit %	15%	17%

The increase in total gross profit was due to increases in license and maintenance revenue.

The decrease in services gross profit percent was primarily due to lower consulting revenues, costs incurred on several projects for which the corresponding revenue will be recognized in future periods as revenue recognition criteria had not been met, and increased employee incentive expenses.

(Dollars in thousands)	Year Ended December 31,		Increase
	2013	2012
Amortization of intangibles:
Cost of revenue	$6,443	$6,189	$254	4%
Selling and marketing	5,174	4,928	246	5%
General and administrative	396	20	376	1,880%

	$12,013	$11,137	$876	8%

The increase in amortization expense was due to the amortization associated with $10.4 million of intangibles acquired from Antenna.

Operating expenses

(Dollars in thousands)	Year Ended December 31,		Increase
	2013	2012
Selling and marketing
Selling and marketing	$181,094	$167,263	$13,831	8%
As a percent of total revenue	36%	36%
Selling and marketing headcount	598	520	78	15%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in selling and marketing expenses was primarily due to a $9.9 million increase in compensation and benefit expenses associated with higher headcount, a $1.7 million increase in marketing programs, a $1.2 million increase in commission expense, and a $1.3 million increase in partner commission expense.

(Dollars in thousands)	Year Ended December 31,		Increase
	2013	2012
Research and development
Research and development	$79,726	$76,726	$3,000	4%
As a percent of total revenue	16%	17%
Research and development headcount	913	727	186	26%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with research and development. The increase in headcount reflects growth in our India research facility as we have been replacing contractors with employees. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses was primarily due to a $7.4 million increase in compensation and benefit expenses associated with higher headcount, partially offset by a $2.3 million decrease in engineering contractor expenses and a decrease in rent and equipment-related expenses.

(Dollars in thousands)	Year Ended December 31,		Increase
	2013	2012
General and administrative
General and administrative	$29,594	$28,915	$679	2%
As a percent of total revenue	6%	6%
General and administrative headcount	271	251	20	8%

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

The increase in general and administrative expenses was primarily due to increase in compensation and benefits associated with higher headcount.

Acquisition-related costs

Acquisition-related costs are expensed as incurred and include direct and incremental costs associated with an impending or completed acquisition. During 2013, the $1.3 million of acquisition-related costs were primarily professional fees associated with our acquisition of Antenna.

Restructuring costs

In 2013, restructuring costs include future lease payments and demising costs, net of estimated sublease income, for the elimination of space within one facility related to the integration of Antenna. See Note 12 “Accrued Restructuring Costs” in the notes to the accompanying consolidated financial statements for further detail.

Stock-based compensation

We recognize stock-based compensation expense associated with equity awards in our consolidated statements of operations based on the fair value of these awards at the date of grant.

(Dollars in thousands)	Year Ended December 31,		Increase
	2013	2012
Stock-based compensation:
Cost of services	$4,085	$3,655	$430	12%
Operating expenses	8,784	7,851	933	12%

Total stock-based compensation before tax	12,869	11,506	$1,363	12%

Income tax benefit	(3,918)	(3,699)

The increase in stock-based compensation expense was primarily due to a full year of expense on the December 2012 annual employee equity grants. See Note 15 “Stock-Based Compensation” in the notes to the accompanying audited consolidated financial statements for further information on our stock-based awards.

Non-operating income and (expenses), net

(Dollars in thousands)	Year Ended December 31,		Change
	2013	2012
Foreign currency transaction (loss) gain	$(1,593)	$780	$(2,373)	(304)%
Interest income, net	524	419	105	25%
Other (expense) income, net	(635)	(1,680)	1,045	(62)%

	$(1,704)	$(481)	$(1,223)	254%

We use foreign currency forward contracts (“forward contracts”) to manage our exposure to changes in foreign currency denominated accounts receivable, intercompany payables, and cash primarily held by our U.S. operating company. We have not designated these forward contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other expense (income), net. The fluctuations in the value of these forward contracts recorded in other (expense) income, net, partially offset in net income, the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company recorded in foreign currency transaction loss.

We have been primarily exposed to the fluctuation in the British pound and Euro relative to the U.S. dollar. More recently, we have experienced increased levels of exposure to the Australian dollar and Indian rupee. See Note 4 “Derivative Instruments” in the notes to the accompanying consolidated financial statements for discussion on our use of forward contracts.

The total change in the fair value of our foreign currency forward contracts recorded in other (expense) income, net, during 2013 and 2012 was a loss of $0.7 million and $1.7 million, respectively.

Provision for income taxes

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During 2013 and 2012, we recorded an $18.4 million provision and a $9.1 million provision, respectively, which resulted in an effective tax rate of 32.5% and 29.3%, respectively

Our effective income tax rate for 2013 was below the statutory federal income tax rate due to a $2.1 million benefit related to the current period domestic production activities deduction, a $1.2 million benefit related to income generated in foreign jurisdictions that is subject to tax at a rate lower than the U.S. statutory tax rate, and a $1.6 million benefit related to the 2012 and 2013 federal research and experimentation (“R&E”) credit. These benefits were partially offset by $1.4 million of permanent differences related to nondeductible meals and entertainment expenses, foreign stock compensation, and transaction costs.

Our effective income tax rate for 2012 was below the statutory federal income tax rate due to a $1.2 million benefit related to the domestic production activities deduction and a $1.2 million benefit related to income generated in foreign jurisdictions that is subject to tax at a rate lower than the U.S. statutory rate. These benefits were partially offset by $1 million of permanent differences related to nondeductible meals and entertainment expenses and nondeductible foreign stock compensation.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law by President Obama on January 2, 2013. Among other things, the Act retroactively extended the R&E credit through the end of 2013. Under ASC 740, Income Taxes, the effects of new legislation are recognized upon enactment, which means that both the retroactive tax effects for the 2012 R&E credit and the tax effects for the 2013 R&E are recognized in the 2013 financial statements. If we had recognized the effects of the 2012 R&E credit in the 2012 financial statements, the effective tax rate in 2012 would have been lowered by approximately 2.6%.

As of December 31, 2013, we had approximately $40.9 million of total unrecognized tax benefits, of which $25.2 million would decrease our effective tax rate if recognized. The remaining $15.7 million of unrecognized tax benefits relate to acquired net operating losses (“NOLs”) and R&E credits that are subject to limitations on their use. We expect that the changes in the unrecognized benefits within the next twelve months will be approximately $0.1 million, all of which would reduce our effective tax rate if realized.

2012 Compared to 2011

(Dollars in thousands)	Year Ended December 31,		Increase
	2012	2011
Total revenue	$461,710	$416,675	$45,035	11%
Gross profit	304,330	251,877	52,453	21%
Total operating expenses	272,904	241,383	31,521	13%
Income from operations	31,426	10,494	20,932	199%
Income before provision for income taxes	30,945	10,813	20,132	186%

The aggregate value of new license arrangements executed in 2012 was slightly higher than in 2011. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During 2012 and 2011, approximately 74% and 58%, respectively, of new license arrangements were executed with existing clients. We believe the continued demand for our software products and related services is due to the strong value proposition, short implementation period, and variety of licensing models we offer our clients.

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

In both 2011 and 2012, more than 50% of the aggregate value of new license arrangements for the fiscal year was executed in our fourth quarter. A large proportion of the value of these arrangements was term licenses that contributed very little to the increase in our term license revenue in 2012, but will be recognized as revenue in future periods. As a result, the aggregate value of future payments due under noncancellable term licenses increased significantly in both 2011 and 2012 from $90.9 million as of December 31, 2010 to $161.4 million as of December 31, 2011 and to $211.5 million as of December 31, 2012. The increase in term license revenue for 2012 is a result of the increase in the aggregate value of future payments due under noncancellable term licenses arrangements from prior years.

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

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on perpetual license arrangements that include a right to unspecified future products. Subscription revenue does not include revenue from our Pega Cloud® offerings. The timing of scheduled payments under client arrangements may limit the amount of revenue that can be recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The increase in subscription revenue was primarily due to the full year of revenue recognized in 2012 on some arrangements for which we began recognizing revenue in the fourth quarter of 2011.

(Dollars in thousands)	Year Ended December 31,		Increase
	2012	2011
Maintenance revenue
Maintenance	$133,527	$117,110	$16,417	14%

The increase in maintenance revenue was primarily due to the growth in the aggregate value of the installed base of our software and continued strong renewal rates.

(Dollars in thousands)	Year Ended December 31,				Increase (Decrease)
	2012		2011
Services revenue
Consulting services	$157,792	96%	$153,919	96%	$3,873	3%
Training	6,485	4%	6,839	4%	(354)	(5)%

Total Services	$164,277	100%	$160,758	100%	$3,519	2%

Revenue from our Pega Cloud® offerings is included in consulting services revenue and was the primary driver for the increase in services revenue in 2012. In addition, our consulting services revenue increased due to higher realization rates in 2012 compared to 2011. As more of our clients are becoming enabled and our partners are leading the majority of implementation projects, our consulting services revenue may be lower in future periods.

(Dollars in thousands)	Year Ended December 31,		Increase
	2012	2011
Gross Profit
Software license	$157,567	$132,114	$25,453	19%
Maintenance	118,740	104,033	14,707	14%
Services	28,023	15,730	12,293	78%

Total gross profit	$304,330	$251,877	$52,453	21%

Total gross profit percent	66%	60%
Software license gross profit percent	96%	95%
Maintenance gross profit percent	89%	89%
Services gross profit percent	17%	10%

As a result of the increased number of client and partner led implementations, we have slowed the hiring of consulting services personnel, reducing non-billable on-boarding time and increasing utilization rates of our staff, resulting in higher gross profit percentages. If we increase our hiring pace in future periods, we may again incur on-boarding and enablement costs that may result in lower services gross profit percentages.

(Dollars in thousands)	Year Ended December 31,		Increase (Decrease)
	2012	2011
Amortization of intangibles:
Cost of software license	$6,189	$6,284	$(95)	(2)%
Selling and marketing	4,928	4,928	—	—%
General and administrative	20	103	(83)	(81)%

	$11,137	$11,315	$(178)	(2)%

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

Non-operating income and (expenses), net

(Dollars in thousands)	Year Ended December 31,		Change
	2012	2011
Foreign currency transaction gain (loss)	$780	$(935)	$1,715	n/m
Interest income, net	419	398	21	5%
Other income, net	(1,680)	856	(2,536)	n/m

	$(481)	$319	$(800)	n/m

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

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$80,703	$43,579	$39,815
Investing activities	(63,997)	(19,238)	(45,388)
Financing activities	(14,567)	(8,091)	(6,312)
Effect of exchange rate on cash	567	922	1,111

Net increase (decrease) in cash and cash equivalents	$2,706	$17,172	$(10,774)

	As of December 31,
	2013	2012	2011

Total cash, cash equivalents, and marketable securities	$156,692	$122,985	$111,432

We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations and our share repurchase program for at least the next 12 months. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected cash requirements.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. On October 9, 2013, we acquired Antenna for $27.7 million in cash, inclusive of cash acquired and a preliminary working capital adjustment. During 2013, we incurred $1.3 million, primarily in professional fees to affect this acquisition and expect to incur an additional estimated $0.4 million in such fees.

As of December 31, 2013, approximately $43.3 million of our cash and cash equivalents is held in our foreign subsidiaries. If it became necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested.

Cash provided by operating activities

The primary drivers of cash provided by operating activities during 2013 were net income of $38.0 million and a $26.4 million increase in deferred revenue primarily resulting from the difference in timing of billings and revenue recognition for annual maintenance.

The primary drivers of cash provided by operating activities during 2012 were $21.9 million of net income and a $24.8 million increase in deferred revenue primarily resulting from the difference in timing of billings and revenue recognition for annual maintenance.

Cash used in operating activities during 2011 was primarily due to our net income of $10.1 million and an $18.5 million increase in accounts receivable.

Future Cash Receipts from License Arrangements

Total contractual future cash receipts due from our existing license agreements was approximately $264.3 million as of December 31, 2013 compared to $255 million as of December 31, 2012. The future cash receipts due as of December 31, 2013 are summarized as follows:

As of December 31, (in thousands)	Contractual payments for term licenses not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
2014	$69,287	$22,947	$92,234
2015	62,978	4,652	67,630
2016	50,037	3,128	53,165
2017	28,459	—	28,459
2018 and thereafter	22,829	—	22,829

Total	$233,590	$30,727	$264,317

(1)	These amounts will be recognized as revenue in the future over the term of the agreement as payments become due or earlier if prepaid.

(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During 2013, cash used in investing activities was primarily for purchases of marketable debt securities for $60.6 million, partially offset by the proceeds received from the maturities and called marketable debt securities of $27.8 million. We paid $25.6 million to acquire Antenna, net of cash acquired and a preliminary working capital adjustment. We also invested $5.6 million primarily in leasehold improvements and computer equipment for the build-out of our U.S. and India offices.

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

Cash used in financing activities

Net cash used in financing activities during 2013, 2012, and 2011, was primarily for repurchases of our common stock and the payment of our quarterly dividend. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase up to $104.5 million of our common stock. As of December 31, 2013, approximately $83.7 million has been repurchased, approximately $14.4 million remains available for repurchase and approximately $6.4 million expired. Purchases under these programs have been made on the open market.

Common stock repurchases

The following table is a summary of our repurchase activity under all of our stock repurchase programs:

	Year ended December 31,
(Dollars in thousands)	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$14,793		$13,963		$13,237
Authorizations		12,164		6,036		5,590
Repurchases paid	386,629	(12,370)	181,803	(5,130)	137,429	(4,815)
Repurchases unsettled	3,141	(154)	3,399	(76)	1,688	(49)

Authorized dollars remaining as of December 31,		$14,433		$14,793		$13,963

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock options exercised and RSUs vested. During 2013 and 2012, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 861,000 shares and 548,000 shares, respectively, of which only 432,000 shares and 319,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price with respect to stock options and the applicable taxes for both options and RSUs. During 2013 and 2012, instead of receiving cash from the equity holders, we withheld shares with a value of $7.4 million and $4.4 million, respectively, for withholding taxes, and $9.0 million and $2.7 million, respectively, for the exercise price.

Dividends

We declared quarterly dividends totaling $0.12 per share for each of the years ended December 31, 2013, 2012, and 2011. Our Board of Directors authorized us to accelerate the payment of the fourth quarter 2012 dividend otherwise payable in January 2013 to December 2012. Therefore, we paid $5.7 million in dividends in 2012. For the years ended December 31, 2013 and 2011, we paid cash dividends of $3.4 million, and $4.5 million, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Contractual obligations

As of December 31, 2013, we had purchase obligations for customer support and marketing programs and payments under operating leases. Our lease arrangement for our new office headquarters expires in 2023, subject to our option to extend for two additional five-year periods. We also lease space for our other offices under noncancellable operating leases that expire at various dates through 2021.

As of December 31, 2013, our known contractual obligations, including future minimum rental payments required under operating leases with noncancellable terms in excess of one year were as follows:

		Payment due by period
Contractual obligations: (in thousands)	Total	2014	2015 & 2016	2017 & 2018	2019 & Thereafter	Other
Purchase obligations (1)	$1,114	$1,114	$—	$—	$—	$—
Liability for uncertain tax positions (2)	19,154	—	—	—	—	19,154
Operating lease obligations (3)	95,429	11,947	22,625	19,427	41,430	—

Total	$115,697	$13,061	$22,625	$19,427	$41,430	$19,154

(1)	Represents the fixed or minimum amounts due under purchase obligations for customer support and marketing programs.

(2)	As of December 31, 2013, our recorded liability for uncertain tax positions was approximately $19.2 million. We are unable to reasonably estimate the timing of the cash outflow due to uncertainties in the timing of the effective settlement of tax positions.

(3)	Includes deferred rent of approximately $0.7 million included in accrued expenses and approximately $11.1 million in other long-term liabilities in the accompanying audited consolidated balance sheet as of December 31, 2013.

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

Before we can recognize revenue, the following four basic criteria must be met:

• Persuasive evidence of an arrangement—As evidence of the existence of an arrangement, we use a contract or purchase order signed by the client for software and maintenance and a statement of work for consulting services. In the event the client is a reseller we ensure a binding agreement exists between the reseller and end user of the software.

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

• Collection of fee is probable—We assess the probability of collecting from each client at the outset of the arrangement based on a number of factors, including the client’s payment history, its current creditworthiness, economic conditions in the client’s industry and geographic location, and general economic conditions. If in our judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

Software license revenues

Perpetual software license fees are recognized as revenue when the software is delivered, any acceptance required by contract that is not perfunctory is obtained, no significant obligations or contingencies exist related to the software, other than maintenance, and all other revenue recognition criteria are met.

Term software license fees are payable on a monthly, quarterly, or annual basis under license agreements that typically have a three to five-year term and may be renewed for additional terms at the client’s option.

As a result of our focus on frequent sales to our targeted clients, our strategy to sell initial term licensing agreements to those clients with the goal to generate follow-on sales, and as a result of extended payment terms and other factors, such as the risk of concessions, we recognize term license revenue over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met.

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

Services revenues

Our services revenue is comprised of fees for consulting services, including software implementation, training, reimbursable expenses and sales of our Pega Cloud® offering (“Pega Cloud®”). Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

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

Revenue from stand-alone sales of Pega Cloud® is recognized ratably over the term of the service. When implementation services are sold together with our Pega Cloud® offering and these services have stand-alone value to the client, we account for these services separately from our Pega Cloud® offering as described earlier. Stand-alone value is established through the client’s ability to buy these services from many trained partner system integrators and from transactions sold independently from the sale of Pega Cloud®. Since these multiple-element arrangements are not software license sales, we apply a selling price hierarchy. Under the selling price hierarchy, third-party evidence of selling price (“TPE”) will be considered if VSOE does not exist, and estimated selling price (“ESP”) will be used if neither VSOE nor TPE is available. Generally, we are not able to determine TPE as our sales strategy is customized to the needs of our clients and our products or services are dissimilar to comparable products or services in the marketplace. In determining ESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. We typically arrive at an ESP for a service that is not sold separately by considering company-specific factors such as geographies, competitive landscape, and pricing practices used to establish bundled pricing and discounting.

Warranties and Indemnification

We warrant to our clients that our software products will conform to documented specifications for a limited period. We have not experienced significant claims related to software warranties beyond the scope of maintenance support, which we are already obligated to provide, and consequently we have not established reserves for warranty obligations.

Our agreements with clients generally require us to indemnify the client against claims that our software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including our right to replace an infringing product. As of December 31, 2013, we had not experienced any losses related to these indemnification obligations and no claims were outstanding.

Deferred revenue

Deferred software license revenue typically results from client billings for which all of the criteria to recognize revenue have not been met. Deferred maintenance revenue represents software license updates and product support contracts that are typically billed in advance and are recognized ratably over the support periods. Deferred services revenue represents advanced billings for consulting, hosting, and training services that are recognized as the services are performed.

Goodwill and Intangible Assets Impairment

Our goodwill and intangibles assets result from our business acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill. We perform our annual goodwill impairment during the fourth quarter of the fiscal year. With the acquisition of Antenna, we have determined our business has two operating segments, which are our two reporting units. To assess if goodwill is impaired, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, we consider it more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test in a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment by performing discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. In the first step, we review the carrying amount of our reporting unit compared to the “fair value” of the reporting unit. An excess carrying value to fair value would indicate that goodwill may be impaired. If we determined that goodwill may be impaired, then we would compare the “implied fair value” to the carrying value of the goodwill. We periodically re-evaluate our business and have determined that we have two operating segments, which are our two reporting units. If our assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill. Changes in the valuation of goodwill could materially impact our operating results and financial position.

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

As of December 31, 2013, we had $37.5 million of goodwill and $56.6 million of acquired intangible assets. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position. To date, there have been no impairments of goodwill or intangibles assets.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We regularly assess the need for a valuation allowance against our deferred tax assets. Future realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income within the available carryback or carryforward periods. Sources of taxable income include taxable income in prior carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income. We record a valuation allowance to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. Changes in our valuation allowance impact income tax expense in the period of adjustment. Our deferred tax valuation allowances require significant judgment and uncertainties, including assumptions about future taxable income that are based on historical and projected information.

As of December 31, 2013, we had approximately $127.5 million of acquired Chordiant federal NOLs that are subject to annual use limitations under section 382 of the Internal Revenue Code. Based on those limitations we anticipate using $101.7 million of the remaining NOLs by 2029. In addition, we had $0.9 million of deferred tax assets related to state NOLs as of December 31, 2013.

We acquired approximately $52 million and $58.1 million of federal and foreign NOLs, respectively, in the Antenna transaction. We have preliminarily determined that we may utilize $18.4 million of the acquired Antenna federal NOLs under the applicable section 382 limitation, and these losses are scheduled to expire in 2032. A valuation allowance is recorded on the deferred tax assets in excess of the federal NOLs that are deemed recoverable under the preliminary limitation. With regard to the acquired foreign NOLs, a full valuation allowance has been recorded as of December 31, 2013 due to uncertainty regarding the availability of these NOLs to offset future income generated by the related foreign businesses due to limitations under local country change in control provisions.

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

Foreign currency exposure

We derived approximately 45%, 46%, and 48%, of our total revenue from sales to clients based outside of the U.S. in 2013, 2012 and 2011, respectively. Our international sales are usually denominated in foreign currencies. However, the operating expenses of our foreign operations are also primarily denominated in foreign currencies, which partially offset our foreign currency exposure. A decrease in the value of foreign currencies, particularly the British pound and the Euro relative to the U.S. dollar, could adversely impact our revenues and operating results.

Since the second quarter of 2011, we have used forward contracts to manage our exposure to changes in foreign currency exchange rates affecting foreign currency denominated accounts receivable, intercompany payables, and cash primarily held by our U.S. operating company.

Our U.S. operating company invoices most of our foreign clients in foreign currencies, so it holds cash and receivables denominated in these foreign currencies. Our U.S. operating company’s functional currency is the U.S. dollar. Therefore, when there are changes in the foreign currency exchange rates versus the U.S. dollar, we recognize a foreign currency transaction gain or (loss) in our consolidated statements of operations. In addition, we have intercompany accounts that are eliminated in consolidation, but that expose us to foreign currency exchange rate fluctuation, which are recorded as foreign currency transaction gains or (losses) in our consolidated statements of operations.

We have been primarily exposed to changes in the value of the Euro and British pound relative to the U.S. dollar. More recently, we have experienced increased levels of exposure to the Australian dollar and Indian rupee. We have not designated the forward contracts as hedging instruments and as a result, we record their fair value at the end of each reporting period in our consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other income, net, in our consolidated statements of operations. Generally, we enter into contracts with terms of 90 days or less.

The fluctuations in the value of these forward contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company recorded in foreign currency transaction (loss) gain, thus partially mitigating the volatility.

We entered into forward contracts with notional values as follows:

	Year Ended December 31,
Foreign currency (in thousands)	2013		2012		2011
Euro	€	102,300	€	49,700	€	28,500
British pound	£	85,400	£	52,000	£	19,500
Australian dollar	A$	26,300	A$	—	A$	—
Indian rupee	Rs	690,000	Rs	—	Rs	—

The total change in the fair value of our forward contracts recorded in other (expense) income, net, was as follows:

	Change in Fair Value in USD
	Year Ended December 31,
(in thousands)	2013	2012	2011
(Loss) gain included in other (expense) income, net	$(747)	$(1,738)	$764

The impact on net income of the gains and losses recorded on the foreign currency forward contracts, which is included in other (expense) income, net, in the accompanying consolidated statements of operations, and the foreign currency transaction gains and losses recorded on the remeasurement and settlement of the foreign currency denominated assets, which is included in foreign currency transaction gain (loss) in the accompanying consolidated statements of operations, was a net loss of approximately $2.3 million, $1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Interest rate exposure

As of December 31, 2013, we had $76.5 million of marketable debt securities, which consisted primarily of corporate and municipal bonds, with a weighted-average remaining maturity of 12 months. Due to the overall short-term remaining maturities of our marketable debt securities, our interest rate exposure is not significant. As of December 31, 2013, a 200 basis point increase in market interest rates would have reduced the fair value of our fixed rate marketable debt securities by approximately $1.6 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pegasystems Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasystems Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 25, 2014

PEGASYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$80,231	$77,525
Marketable securities	76,461	45,460

Total cash, cash equivalents, and marketable securities	156,692	122,985
Trade accounts receivable, net of allowance of $1,997 and $963	165,594	134,066
Deferred income taxes	11,106	10,202
Income taxes receivable	4,708	6,261
Other current assets	9,117	5,496

Total current assets	347,217	279,010
Property and equipment, net	28,957	30,827
Long-term deferred income taxes	60,925	49,292
Long-term other assets	2,526	1,680
Intangible assets, net	56,574	58,232
Goodwill	37,463	20,451

Total assets	$533,662	$439,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,745	$3,330
Accrued expenses	28,419	15,534
Accrued compensation and related expenses	44,399	40,715
Deferred revenue	110,882	95,546

Total current liabilities	187,445	155,125
Income taxes payable	21,392	13,551
Long-term deferred revenue	34,196	18,719
Other long-term liabilities	18,841	15,618

Total liabilities	261,874	203,013

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 38,162 shares and 37,945 shares issued and outstanding	382	379
Additional paid-in capital	139,947	138,576
Retained earnings	127,826	94,349
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale marketable securities	77	88
Foreign currency translation adjustments	3,556	3,087

Total stockholders’ equity	271,788	236,479

Total liabilities and stockholders’ equity	$533,662	$439,492

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenue:
Software license	$191,876	$163,906	$138,807
Maintenance	157,309	133,527	117,110
Services	159,769	164,277	160,758

Total revenue	508,954	461,710	416,675

Cost of revenue:
Software license	6,281	6,339	6,693
Maintenance	15,272	14,787	13,077
Services	135,853	136,254	145,028

Total cost of revenue	157,406	157,380	164,798

Gross profit	351,548	304,330	251,877

Selling and marketing	181,094	167,263	147,457
Research and development	79,726	76,726	65,308
General and administrative	29,594	28,915	28,198
Acquisition-related costs	1,306	—	482
Restructuring costs	1,731	—	(62)

Total operating expenses	293,451	272,904	241,383

Income from operations	58,097	31,426	10,494
Foreign currency transaction (loss) gain	(1,593)	780	(935)
Interest income, net	524	419	398
Other (expense) income, net	(635)	(1,680)	856

Income before provision for income taxes	56,393	30,945	10,813
Provision for income taxes	18,350	9,077	705

Net income	$38,043	$21,868	$10,108

Earnings per share:
Basic	$1.00	$0.58	$0.27

Diluted	$0.98	$0.56	$0.26

Weighted-average number of common shares outstanding
Basic	37,973	37,853	37,496
Diluted	38,987	38,859	39,404

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$38,043	$21,868	$10,108
Other comprehensive income:
Unrealized (loss) gain on securities, net of tax	(11)	31	93
Foreign currency translation adjustments	469	1,495	296

Total other comprehensive income	458	1,526	389

Comprehensive income	$38,501	$23,394	$10,497

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2011	37,250	$372	$122,607	$71,431	$1,260	$195,670
Repurchase of common stock	(139)	(1)	(4,863)	—	—	(4,864)
Issuance of common stock for share-based compensation plans	575	6	(4,293)	—	—	(4,287)
Issuance of stock under Employee Stock Purchase Plan	18	—	647	—	—	647
Issuance of stock awards	8	—	350	—	—	350
Stock-based compensation expense	—	—	8,678	—	—	8,678
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $83	—	—	6,575	—	—	6,575
Cash dividends declared ($0.12 per share)	—	—	—	(4,510)	—	(4,510)
Other comprehensive income					389	389
Net income	—	—	—	10,108	—	10,108

Balance at December 31, 2011	37,712	$377	$129,701	$77,029	$1,649	$208,756
Repurchase of common stock	(185)	(2)	(5,204)	—	—	(5,206)
Issuance of common stock for share-based compensation plans	382	4	(3,869)	—	—	(3,865)
Exercise of Common Stock Warrants	2	—	—	—	—	—
Issuance of stock under Employee Stock Purchase Plan	22	—	603	—	—	603
Issuance of stock awards	12	—	—	—	—	—
Stock-based compensation expense	—	—	11,506	—	—	11,506
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $284	—	—	5,839	—	—	5,839
Cash dividends declared ($0.12 per share)	—	—	—	(4,548)	—	(4,548)
Other comprehensive income					1,526	1,526
Net income	—	—	—	21,868	—	21,868

Balance at December 31, 2012	37,945	$379	$138,576	$94,349	$3,175	$236,479
Repurchase of common stock	(390)	(4)	(12,521)	—	—	(12,525)
Issuance of common stock for share-based compensation plans	574	7	(5,686)	—	—	(5,679)
Issuance of stock under Employee Stock Purchase Plan	19	—	545	—	—	545
Issuance of stock awards	14	—	—	—	—	—
Stock-based compensation expense	—	—	12,869	—	—	12,869
Tax benefit from exercise or vesting of equity awards, net of deferred tax asset deficiencies of $435	—	—	6,164	—	—	6,164
Cash dividends declared ($0.12 per share)	—	—	—	(4,566)	—	(4,566)
Other comprehensive income					458	458
Net income	—	—	—	38,043	—	38,043

Balance at December 31, 2013	38,162	$382	$139,947	$127,826	$3,633	$271,788

See notes to consolidated financial statements.

PEGASYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities:
Net income	$38,043	$21,868	$10,108
Adjustment to reconcile net income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(6,435)	(6,031)	(6,658)
Deferred income taxes	(7,008)	(6,164)	(15,269)
Depreciation and amortization	20,035	18,566	17,462
Amortization of investments	1,776	1,419	849
Stock-based compensation expense	12,869	11,506	9,028
Foreign currency transaction loss (gain)	1,593	(780)	935
Other non-cash	1,670	3,357	1,749
Change in operating assets and liabilities:
Trade accounts receivable	(28,316)	(33,664)	(18,450)
Income taxes receivable and other current assets	7,076	6,570	10,519
Accounts payable and accrued expenses	5,794	(7,656)	9,038
Deferred revenue	26,362	24,787	14,595
Other long-term assets and liabilities	7,244	9,801	5,909

Cash provided by operating activities	80,703	43,579	39,815

Investing activities:
Purchases of marketable securities	(60,648)	(20,204)	(57,249)
Proceeds from maturities and called marketable securities	27,814	24,576	20,648
Sale of marketable securities	—	—	1,048
Payment for 2013 acquisition, net of cash acquired	(25,565)	—	—
Investment in property and equipment	(5,598)	(23,610)	(9,835)

Cash used in investing activities	(63,997)	(19,238)	(45,388)

Financing activities:
Issuance of common stock for share-based compensation plans	2,210	1,128	2,622
Excess tax benefits from exercise or vesting of equity awards	6,435	6,031	6,658
Dividend payments to shareholders	(3,421)	(5,680)	(4,495)
Common stock repurchases for tax withholdings for net settlement of equity awards	(7,345)	(4,391)	(6,262)
Common stock repurchases under share repurchase programs	(12,446)	(5,179)	(4,835)

Cash used in financing activities	(14,567)	(8,091)	(6,312)

Effect of exchange rate on cash and cash equivalents	567	922	1,111

Net increase (decrease) in cash and cash equivalents	2,706	17,172	(10,774)
Cash and cash equivalents, beginning of year	77,525	60,353	71,127

Cash and cash equivalents, end of year	$80,231	$77,525	$60,353

Supplemental disclosures:
Income taxes paid	$11,107	$5,106	$2,566
Non-cash investing and financing activity:
Dividends payable	$1,145	$—	$1,132

See notes to consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

(a) Business

The Company develops, markets, licenses, and supports software to automate complex, changing business processes. The Company provides implementation, consulting, training, technical support and hosting services to facilitate the use of its software.

(b) Management estimates and reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Accounts with reported amounts based on significant estimates and judgments include revenue, allowance for sales credit memos, deferred income taxes, income taxes payable, fair value of assets acquired and liabilities assumed, intangible assets, goodwill, accrued expenses, deferred revenue, and stock-based compensation.

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

Before the Company can recognize revenue, the following four basic criteria must be met:

•

Persuasive evidence of an arrangement—As evidence of the existence of an arrangement, the Company uses a contract or purchase order signed by the client for software and maintenance, and a statement of work for consulting services. In the event the client is a reseller the Company ensures a binding agreement exists between the reseller and end user of the software.

•

Delivery of product—The Company delivers its software electronically or ships it via disk media. Services, including maintenance, are considered delivered as the work is performed or, in the case of maintenance, over the contractual service period.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Fee is fixed or determinable—The Company assesses whether a fee is fixed or determinable at the outset of the arrangement. In addition, the Company assesses whether contract modifications to an existing term arrangement constitute a concession. The Company’s agreements do not include a right of return.

•

Collection of fee is probable—The Company assesses the probability of collecting from each client at the outset of the arrangement based on a number of factors, including the client’s payment history, its current creditworthiness, economic conditions in the client’s industry and geographic location, and general economic conditions. If in the Company’s judgment collection of a fee is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met.

Software license revenues

Perpetual software license fees are recognized as revenue when the software is delivered, any acceptance required by contract that is not perfunctory is obtained, no significant obligations or contingencies exist related to the software, other than maintenance, and all other revenue recognition criteria are met.

Term software license fees are payable on a monthly, quarterly, or annual basis under license agreements that typically have a three to five-year term and may be renewed for additional terms at the client’s option.

As a result of the Company’s focus on frequent sales to its targeted clients, the Company’s strategy is to sell initial term licensing agreements to those clients with the goal to generate follow-on sales, and as a result of extended payment terms and other factors, such as the risk of concessions, the Company recognizes term license revenue over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met.

Subscription revenue primarily consists of license, maintenance, and bundled services revenue recognized on the Company’s license arrangements that include a right to unspecified future products, which is recognized ratably over the term of the subscription period.

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

Services revenues

The Company’s services revenue is comprised of fees for training, consulting services including software implementation, reimbursable expenses, and sales of its Pega Cloud® as-a-platform offering (“Pega Cloud®”). Consulting services may be provided on a “stand-alone” basis or bundled with a license and software maintenance services.

Revenue from “stand-alone” training services and consulting services under time and materials contracts is recognized as services are performed. The Company has VSOE of fair value for its training services and consulting services under time and materials contracts in North America, Australia, and Europe.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue from stand-alone sales of Pega Cloud® is recognized ratably over the term of the service. When implementation services are sold together with the Company’s Pega Cloud® offering and these services have stand-alone value to the client, the Company accounts for these services separately from its Pega Cloud® offering as described earlier. Stand-alone value is established through the client’s ability to buy these services from many trained partner system integrators and from transactions sold independently from the sale of Pega Cloud®. Since these multiple-element arrangements are not software license sales, the Company applies a selling price hierarchy. Under the selling price hierarchy, third-party evidence of selling price (“TPE”) will be considered if VSOE does not exist, and estimated selling price (“ESP”) will be used if neither VSOE nor TPE is available. Generally, the Company is not able to determine TPE as its sales strategy is customized to the needs of its clients and the Company’s products and services are dissimilar to comparable products or services in the marketplace. In determining ESP, the Company applies significant judgment as it weighs a variety of factors, based on the facts and circumstances of the arrangement. The Company typically arrives at an ESP for a service that is not sold separately by considering company-specific factors such as geographies, competitive landscape, and pricing practices used to establish bundled pricing and discounting.

Warranties and Indemnification

The Company warrants to its clients that its software products will conform to documented specifications for a limited period. The Company has not experienced significant claims related to software warranties beyond the scope of maintenance support, which it is already obligated to provide, and consequently it has not established reserves for warranty obligations.

The Company’s agreements with clients generally require it to indemnify the client against claims that the Company’s software infringes third party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including the Company’s right to replace an infringing product. As of December 31, 2013, the Company had not experienced any losses related to these indemnification obligations and no claims were outstanding.

Deferred revenue

Deferred software license revenue typically results from contractual billings for which all of the criteria to recognize revenue have not been met. Deferred maintenance revenue represents software license updates and product support contracts that are typically billed in advance and are recognized ratably over the support periods. Deferred services revenue represents advanced billings for consulting hosting, and training services that are recognized as the services are performed.

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

The Company capitalizes and amortizes certain direct costs associated with computer software developed or purchased for internal use. The Company amortizes capitalized software costs generally over three to five years commencing on the date the software is placed into service. During 2013, 2012, and 2011, the Company did not capitalize any costs for computer software developed for internal use.

(e) Goodwill

Goodwill represents the residual purchase price paid in a business combination after all identified assets and liabilities have been recorded. Goodwill is not amortized. The Company performed its qualitative assessment in the fourth quarters of 2013, 2012, and 2011, and concluded it was not more likely than not that the fair value of its reporting units was less than their carrying value.

(f) Intangible Assets

All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful life. The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If impairment exists, the Company calculates the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows. The Company did not record any impairment in 2013, 2012, or 2011.

(g) Research and development and software costs

Research and development costs are expensed as incurred. Capitalization of computer software developed for resale begins upon the establishment of technological feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date as technological feasibility is established within a short timeframe from the software’s general availability and, as a result, no costs were capitalized in 2013, 2012, or 2011.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(i) Acquisition-related costs

Acquisition-related costs are expensed as incurred and include direct and incremental costs associated with an impending or completed acquisition. During 2013, the $1.3 million of acquisition-related costs were primarily professional fees associated with the Company’s acquisition of Antenna Software, Inc. (“Antenna”). During 2011, the $0.5 million of acquisition-related costs were primarily legal fees associated with litigation assumed in the Company’s acquisition of Chordiant Software, Inc. (“Chordiant”).

(j) Restructuring costs

Restructuring costs are recorded when a plan of restructuring is in place and management has committed to execution of the plan. To the extent that a restructuring plan provides employee benefits for services rendered in future periods beyond a minimum period, the costs are recognized over the requisite service period. In 2013, restructuring costs include future lease payments and demising costs, net of estimated sublease income, for the elimination of space within one facility related to the integration of Antenna. See Note 12 “Accrued Restructuring Costs” for further detail.

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

(l) Accounting for Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Future realization of the Company’s deferred tax assets ultimately depends on the existence of sufficient taxable income within the available carryback or carryforward periods. Sources of taxable income include taxable income in prior carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to an amount it believes is more-likely-than-not to be realized. Changes in the valuation allowance impacts income tax expense in the period of adjustment. The Company’s deferred tax valuation allowance requires significant judgment and uncertainties, including assumptions about future taxable income that are based on historical and projected information. The Company recognizes excess tax benefits when they are realized, through a reduction in income taxes payable using the with and without stock option method.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a global company, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries and nexus and tax credit estimates. In addition, the calculation of acquired tax attributes and the associated limitations are complex. See Note 16 “Income Taxes” for further information.

3.	MARKETABLE SECURITIES

(in thousands)	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$41,545	75	(20)	$41,600
Corporate bonds	31,868	52	(4)	31,916
Certificates of deposit	2,948	1	(4)	2,945

Marketable securities	$76,361	128	(28)	$76,461

(in thousands)	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Municipal bonds	$30,488	48	(10)	$30,526
Corporate bonds	14,853	83	(2)	14,934

Marketable securities	$45,341	131	(12)	$45,460

The Company considers debt securities with maturities of three months or less when purchased, to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of December 31, 2013, remaining maturities of marketable debt securities ranged from January 2014 to February 2016, with a weighted-average remaining maturity of approximately 12 months.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated accounts receivable, cash and intercompany payables. The U.S. operating company invoices most of its foreign clients in foreign currencies, which results in cash and receivables held at the end of the reporting period denominated in these foreign currencies. Since the U.S. operating company’s functional currency is the U.S. dollar, the Company recognizes a foreign currency transaction gain or (loss) on the foreign currency denominated cash, intercompany payables and accounts receivable held by the U.S. operating company in its consolidated statements of operations when there are changes in the foreign currency exchange rates versus the U.S. dollar. The Company has been primarily exposed to the fluctuation in the British pound and Euro relative to the U.S. dollar. More recently, the Company has experienced increased levels of exposure to the Australian dollar and Indian rupee, for which it began to use forward contracts in the third quarter of 2013.

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

As of December 31, 2013, 2012, and 2011, the Company did not have any forward contracts outstanding.

The Company entered into forward contracts with notional values as follows:

	Year Ended December 31,
Foreign currency (in thousands)	2013		2012		2011
Euro		€102,300		€49,700		€28,500
British pound		£85,400		£52,000		£19,500
Australian dollar	A$	26,300	A$	—	A$	—
Indian rupee	Rs	690,000	Rs	—	Rs	—

The total change in the fair value of the Company’s forward contracts recorded in other (expense) income, net, was as follows:

	Change in Fair Value in USD
	Year Ended December 31,
(in thousands)	2013	2012	2011
(Loss) gain included in other (expense) income, net	$(747)	$(1,738)	$764

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	FAIR VALUE MEASUREMENTS

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31,2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2,232	$2,232	$—

Marketable securities:
Municipal bonds	$41,600	$10,569	$31,031
Corporate bonds	31,916	31,916	—
Certificates of deposit	2,945	—	2,945

Total marketable securities	$76,461	$42,485	$33,976

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2,873	$2,873	$—

Marketable securities:
Municipal bonds	$30,526	$11,966	$18,560
Corporate bonds	14,934	14,934	—

Total marketable securities	$45,460	$26,900	$18,560

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets are recognized at fair value when they are impaired. During 2013, 2012, and 2011, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Unbilled trade accounts receivable relate to services earned under time and material arrangements, maintenance and license arrangements that had not been invoiced.

	December 31,
(in thousands)	2013	2012
Trade accounts receivable	$128,973	$112,106
Unbilled accounts receivable	38,618	22,923

Total accounts receivable	167,591	135,029

Allowance for sales credit memos	(1,997)	(963)

	$165,594	$134,066

The Company records an allowance for estimates of potential sales credit memos when the related revenue is recorded and reviews this allowance periodically. The following reflects the activity of the allowance for sales credit memos:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Balance at beginning of year	$963	$895	$1,027
Provision for credit memos	5,374	1,773	2,877
Credit memos issued	(4,340)	(1,705)	(3,009)

	$1,997	$963	$895

7. PROPERTY AND EQUIPMENT

	December 31,
(in thousands)	2013	2012
Leasehold improvements	$24,242	$23,065
Computer equipment	13,004	11,715
Furniture and fixtures	5,150	5,160
Computer software purchased	3,750	3,048
Computer software developed for internal use	721	721
Fixed assets in progress	449	161

	47,316	43,870
Less: accumulated depreciation and amortization	(18,359)	(13,043)

Property and equipment, net	$28,957	$30,827

Depreciation and amortization expense was approximately $8.2 million, $7.5 million, and $6.1 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	ACQUISITION

On October 9, 2013, the Company acquired Antenna, a leading provider of mobile application development platforms. The Company acquired all of the outstanding capital stock of Antenna in a cash merger for $27.7 million, subject to a working capital adjustment calculated at the time of closing that is preliminary. The total purchase price of $27.7 million included $4.2 million, which was deposited in escrow to secure the selling stockholders’ indemnification obligations to the Company under the merger agreement that will be paid to the former shareholders of Antenna over certain periods through April 2015 less any amounts presented and approved for payment against the escrow. During 2013, the Company incurred direct and incremental expenses associated with the transaction of $1.3 million and expects to incur an additional estimated $0.4 million of such expenses that are primarily professional fees.

The Company believes the acquisition will offer its collective clients faster time-to-market and increased flexibility in end-to-end mobile application development, powerful device management and cloud-based mobile Backend-as-a-Service.

The operations of Antenna are included in the Company’s operating results from the date of acquisition. The amount of revenue and earnings of Antenna included in the Company’s consolidated statement of operations were approximately $3.9 million and a loss of approximately $2.6 million, respectively. Due to the rapid integration of the products, sales force, and operations of Antenna, other than the maintenance and hosting revenue attributable to the recognition of the fair value of acquired deferred maintenance and hosting revenue, it may not be feasible for the Company to identify revenue from new arrangements attributable to Antenna.

The Company is in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize the allocation of the purchase price to the fair value of assets acquired and liabilities assumed and establish the related tax basis. As a result of the preliminary purchase price allocation, the Company recognized $17 million of goodwill, which is primarily due to the expected synergies of the combined entities and the workforce in place. The goodwill created by the transaction is nondeductible for tax purposes. The Company recorded $36.7 million of deferred tax assets, a $24.2 million valuation allowance related to the Company’s preliminary determination it will not be able to utilize the acquired Antenna federal and foreign NOLs due to various limitations and restrictions, and a $6.9 million deferred tax liability associated with the acquired intangibles, for a net deferred tax asset of $5.6 million. A summary of the preliminary purchase price allocation for the acquisition of Antenna is as follows:

(in thousands)
Total purchase consideration:
Cash	$27,698

Allocation of the purchase consideration:
Cash	$783
Accounts receivable, net of allowance	4,136
Other assets	3,947
Property and equipment	655
Deferred tax assets, net	5,589
Identifiable intangible assets	10,355
Goodwill	17,012
Accounts payable	(1,470)
Accrued liabilities	(8,931)
Deferred revenue	(4,378)

Net assets acquired	$27,698

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation of the assumed deferred revenue was based on the Company’s contractual commitment to provide post-contract customer support to Antenna clients and future contractual performance obligations under existing hosting arrangements. The fair value of this assumed liability was based on the estimated cost plus a reasonable margin to fulfill these service obligations. The majority of the deferred revenue is expected to be recognized in the 12 months following the acquisition.

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired customer related, technology and trade name intangible assets. The non-compete assets were valued using the with-and-without method, a form of the income approach which considers the cash flow differentials under multiple scenarios with or without key executives. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company’s estimates of contract renewal, technology attrition and revenue growth projections.

The estimated fair values for specifically identifiable intangible assets acquired, by major asset class, are as follows:

(in thousands)		Weighted-average amortization period (in years)
Customer related intangible assets	$4,279	4
Technology	3,656	3
Non-compete	1,342	1
Trade name	1,078	3

	$10,355	3.2

Pro forma Information

The following pro forma financial information presents the combined results of operations of the Company and Antenna as if the acquisition had occurred on January 1, 2012 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Antenna acquisition, factually supportable, and expected to have a continuing impact on the Company. These pro forma adjustments include a net increase in amortization expense to eliminate historical amortization of Antenna intangible assets and to record amortization expense for the $10.4 million of acquired identifiable intangibles, a decrease in interest income as a result of the cash paid for the acquisition, a decrease in interest expense as a result of the repayment of all Antenna outstanding debt in connection with the acquisition, and the elimination of approximately $1.3 million of acquisition-related costs, including transaction costs incurred by the Company and Antenna. The pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2012.

	Pro Forma Year Ended December 31,
(in thousands, except per share amounts)	2013	2012
Revenue	$532,978	$499,839
Net income	$35,814	$9,028
Net income per basic share	$0.94	$0.24

Net income per diluted share	$0.92	$0.23

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 18 “Geographic Information and Major Clients”, the Company operates in one reportable segment, business process solutions, and has two reporting units.

The following table presents the changes in the carrying amount of goodwill:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Balance as of January 1,	$20,451	$20,451	$20,451
Goodwill acquired during the year	17,012	—	—

Balance as of December 31,	$37,463	$20,451	$20,451

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net book value
December 31, 2013
Customer related intangibles	4-9 years	$48,634	$(18,317)	$30,317
Technology	3-9 years	47,102	(22,873)	24,229
Other intangibles	1-5 years	4,658	(2,630)	2,028

Total		$100,394	$(43,820)	$56,574

December 31, 2012
Customer related intangibles	9 years	$44,355	$(13,142)	$31,213
Technology	4-9 years	43,446	(16,431)	27,015
Other intangibles	1-5 years	2,238	(2,234)	4

Total		$90,039	$(31,807)	$58,232

Amortization expense of acquired intangibles was reflected in the Company’s consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Amortization expense:
Cost of revenue	$6,443	$6,189	$6,284
Selling and marketing	5,174	4,928	4,928
General and administrative	396	20	103

Total amortization expense	$12,013	$11,137	$11,315

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, future estimated amortization expense is as follows:

(in thousands)	Future estimated amortization expense
2014	13,170
2015	11,336
2016	10,973
2017	9,512
2018 and thereafter	11,583

$56,574

10.	ACCRUED EXPENSES

	December 31,
(in thousands)	2013	2012
Partner commissions	$4,106	$1,723
Other taxes	6,492	2,711
Employee reimbursable expenses	1,539	879
Dividends payable	1,145	—
Professional services contractor fees	1,997	602
Self-insurance health and dental claims	1,265	1,707
Professional fees	2,378	1,114
Short-term deferred rent	740	1,111
Income taxes payable	1,770	1,167
Acquisition-related and merger consideration costs	1,459	—
Restructuring	371	441
Other	5,157	4,079

	$28,419	$15,534

11.	DEFERRED REVENUE

	December 31,
(in thousands)	2013	2012
Software license	$28,826	$24,303
Maintenance	72,715	62,144
Services	9,341	9,099

Current deferred revenue	110,882	95,546

Software license	32,727	15,407
Maintenance and services	1,469	3,312

Long-term deferred revenue	34,196	18,719

	$145,078	$114,265

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	ACCRUED RESTRUCTURING COSTS

During the fourth quarter of 2013, in connection with the Company’s evaluation of its combined facilities with Antenna, the Company approved a plan to eliminate space within one facility. The Company ceased use of this space during the fourth quarter of 2013 and recognized $1.7 million of restructuring expenses, representing future lease payments and demising costs, net of estimated sublease income for this space. The lease expires in 2021.

A summary of the restructuring activity is as follows:

(in thousands)	2010 personnel restructuring	2010 facilities restructuring	2013 personnel and facilities restructuring (1)	Total
Balance as of December 31, 2010	$2,752	$2,117	$—	$4,869

Restructuring costs	—	(62)	—	(62)
Cash payments	(2,509)	(1,255)	—	(3,764)

Balance as of December 31, 2011	243	800	—	1,043

Cash payments	(243)	(359)	—	(602)

Balance as of December 31, 2012	—	441	—	441

Restructuring costs	—	—	1,731	1,731
Cash payments	—	(441)	—	(441)
Other (2)	—	—	(140)	(140)

Balance as of December 31, 2013	$—	$—	$1,591	$1,591

(1)	Includes $34 thousand of severance and related benefit costs for the reduction of six personnel in redundant roles that will be paid by the end of the second quarter of 2014.

(2)	Reflects the asset initially recorded for the acquired below market operating lease terms at acquisition, which was subsequently restructured and included in restructuring costs above.

	December 31,
(in thousands)	2013	2012
Reported as:
Accrued expenses	$371	$441
Other long-term liabilities	1,220	—

	$1,591	$441

13.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases space for its offices under noncancellable operating leases that expire at various dates through 2023.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, the Company’s future minimum rental payments required under operating leases with noncancellable terms in excess of one year were as follows:

(in thousands) For the calendar year	Operating Leases
2014	$11,947
2015	11,634
2016	10,991
2017	9,875
2018	9,552
2019 & Thereafter	41,430

$95,429

Rent expense under operating leases is recognized on a straight-line basis to account for scheduled rent increases and landlord tenant allowances. In connection with the Company’s lease for its office headquarters, the Company has a landlord tenant allowance totaling approximately $8.4 million, all of which was used and reimbursed to the Company as of December 31, 2012 and will be amortized as a reduction to rent expense on a straight-line basis over the term of the lease. Total rent expense under operating leases was approximately $11.7 million, $14.1 million and $11.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Contingencies

The Company is a party in various contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

14.	STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, which may be issued from time to time in one or more series. The Board of Directors has the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring or defeating a change in control of the Company. The Company had not issued any shares of preferred stock through December 31, 2013.

(b) Common stock

The Company has 100,000,000 authorized shares of common stock, $0.01 par value per share, of which 38,162,000 shares were issued and outstanding at December 31, 2013.

Since 2004, the Company’s Board of Directors has approved stock repurchase programs that have authorized the Company to repurchase in the aggregate up to $104.5 million of its common stock. Purchases under these programs have been made on the open market.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of the Company’s repurchase activity under all of the Company’s repurchase programs for the years ended December 31:

			Year Ended December 31,
(Dollars in thousands)	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Prior year authorizations at January 1,		$14,793		$13,963		$13,237
Authorizations		12,164		6,036		5,590
Repurchases paid	386,629	(12,370)	181,803	(5,130)	137,429	(4,815)
Repurchases unsettled	3,141	(154)	3,399	(76)	1,688	(49)

Authorized dollars remaining as of December 31,		$14,433		$14,793		$13,963

(c) Dividends

On May 30, 2006, the Company’s Board of Directors approved an ongoing quarterly cash dividend of $0.03 per share, beginning with the second quarter ended June 30, 2006. For the years ended December 31, 2013 and 2011, the Company declared dividends of $0.12 per share and paid cash dividends of $3.4 million, and $4.5 million, respectively. The Company declared $0.12 per share for the year ended December 31, 2012, but the Board of Directors authorized the acceleration of the fourth quarter dividend otherwise payable in January 2013 to December 2012. Therefore, the Company paid $5.7 million in dividends in 2012. It is the Company’s current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

(d) Warrants summary

In January 2012, a former stockholder of 1mind Corporation (“1mind”) exercised a warrant to purchase 2,464 shares of the Company’s common stock, which was originally issued as part of the consideration for the Company’s acquisition of 1mind in 2002. In accordance with the net exercise provisions of this warrant, the Company withheld 78 shares of its common stock to cover the exercise price of the warrant, which shares were valued at $2,094 based on the average closing price of its common stock over the ten consecutive trading days ending on the third trading day prior to the exercise date, and issued 2,386 shares of its common stock. The issuance of these shares was made in reliance on an exemption from registration under Regulation D under the Securities Act of 1933. As of December 31, 2013 and December 31, 2012, there were no warrants outstanding.

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

Share-Based Compensation Plans:

(a) 1994 Long-term Incentive Plan

In 1994, the Company adopted a 1994 Long-Term Incentive Plan (as amended in 2003, the “1994 Plan”) to provide employees, Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, participants under the 1994 Plan were eligible to receive stock appreciation rights, restricted stock and long-term performance awards. As of December 31, 2013, options to purchase an aggregate of approximately 5,000 shares of common stock were outstanding under the 1994 Plan. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan in the future.

(b) 1996 Non-Employee Director Stock Option Plan

In 1996, the Company adopted a 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which provided for the grant to non-employee Directors of the Company of options to purchase shares of its common stock. All shares authorized for issue under this plan have been awarded. Since 2006, in lieu of granting fully vested options, the Company has granted shares of its common stock to its non-employee directors under the 2004 Long-Term Incentive Plan, as described below. As of December 31, 2013, options to purchase an aggregate of approximately 30,000 shares of common stock were outstanding under the Director Plan.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Amended and Restated 2004 Long-Term Incentive Plan

In 2004, the Company adopted a 2004 Long-Term Incentive Plan (the “2004 Plan”) to provide employees, non-employee Directors and consultants with opportunities to purchase stock through incentive stock options and non-qualified stock options. In addition to options, eligible participants under the 2004 Plan may be granted stock purchase rights and other stock-based awards. In July 2011, the Company’s stockholders approved the Pegasystems Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “Restated 2004 Plan”), which authorized the issuance of an additional 5,000,000 shares under the plan and extended the term of the plan to 2021. Since 2006, the Company has granted to each non-employee director of the Company shares of common stock on an annual basis in consideration of their board service. For each of 2013, 2012, and 2011 the number of shares granted to each non-employee director was equal to $70,000, divided by the fair market value of the Company’s common stock on the grant date. As of December 31, 2013, approximately 3,427,000 shares were subject to outstanding options and stock-based awards under the Restated 2004 Plan.

(d) 2006 Employee Stock Purchase Plan

In 2006, the Company adopted a 2006 Employee Stock Purchase Plan (the “2006 ESPP”) pursuant to which the Company’s employees are entitled to purchase up to an aggregate of 500,000 shares of common stock at a price equal to at least 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as the Company’s Board of Directors may establish from time to time. Until the Company’s Board of Directors determines otherwise, the Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. As a result, the 2006 ESPP is non-compensatory and is tax qualified. Therefore, as of December 31, 2013, no compensation expense related to shares issued under the plan had been recognized. In October 2012, the Company’s Board of Directors amended the term of the 2006 ESPP such that it will continue until there are no shares remaining to be issued under the plan or until the plan is terminated by the Board of Directors, whichever occurs first. As of December 31, 2013, approximately 138,000 shares had been issued thereunder.

Shares reserved

As of December 31, 2013, there were approximately 4,086,000 shares remaining for issuance for future equity grants under the Company’s stock plans, consisting of approximately 3,724,000 shares under the Restated 2004 Plan and approximately 362,000 shares under the 2006 ESPP. There were no shares available for future equity grants under the 1994 Plan or the Director Plan.

Equity grants, assumptions and activity

During 2013, the Company issued approximately 593,000 shares to its employees under the Company’s share-based compensation plans and approximately 14,000 shares to the non-employee members of its Board of Directors.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year ended December 31,
(in thousands)	2013	2012	2011
Stock-based compensation expense:
Cost of services	$4,085	$3,655	$2,737
Operating expenses	8,784	7,851	6,291

Total stock-based compensation before tax	12,869	11,506	9,028
Income tax benefit	(3,918)	(3,699)	(2,854)

Stock Options

The Company estimates the fair value of stock options using a Black-Scholes option valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The amount of stock-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the Company recognizes the actual expense over the vesting period only for the shares that vest. The weighted-average grant-date fair value for stock options granted in 2013, 2012, and 2011, was $13.43, $9.43 and $11.91, respectively.

The weighted-average assumptions used in the Black-Scholes option valuation model are as follows:

	Year ended December 31,
	2013	2012	2011
Expected volatility (1)	49%	54%	45%
Expected term in years (2)	4.5	4.3	5.1
Risk-free interest rate (3)	1.02%	0.63%	1.18%
Expected annual dividend yield (4)	0.42%	0.52%	0.58%

(1)	The expected volatility for each grant is determined based on the average of historical daily price changes of the Company’s common stock over a period of time which approximates the expected option term.

(2)	The expected option term for each grant is determined based on the historical exercise behavior of employees and post-vesting employment termination behavior.

(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.

(4)	The expected annual dividend yield is based on the weighted-average of the dividend yield assumptions used for options granted during the applicable period. The expected annual dividend is based on the expected dividend of $0.12 per share, per year ($0.03 per share, per quarter times 4 quarters) divided by the average stock price.

The Company elected to adopt the alternative transition method (“short cut method”) in calculating their historical pool of windfall tax benefits in regards to its share-based compensation.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined stock option activity under the Company’s stock option plans for the year ended December 31, 2013:

	Shares (in thousands)	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of January 1, 2013	3,897	$19.32
Granted	104	34.40
Exercised	(785)	13.59
Forfeited/Cancelled	(218)	24.20

Options outstanding as of December 31, 2013	2,998	$20.97

Vested and expected to vest as December 31, 2013	2,524	$20.24	6.5	$73,048

Exercisable as of December 31, 2013	1,332	$16.33	4.5	$43,771

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2013, 2012, and 2011 was $20.6 million, $8.5 million and $19.4 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2013 is based on the difference between the closing price of the Company’s stock of $49.18 on December 31, 2013 and the exercise price of the applicable stock options.

As of December 31, 2013, the Company had unrecognized stock-based compensation expense related to the unvested portion of stock options of approximately $7.0 million that is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

RSUs

The weighted-average grant-date fair value for RSUs granted in 2013, 2012, and 2011 was $32.11, $32.35, and $30.87, respectively. The following table summarizes the combined RSU activity for periodic grants and the CICP under the Restated 2004 Plan for the year ended December 31, 2013:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested as of January 1, 2013	567	$31.19
Granted	179	32.11
Vested	(216)	30.27
Forfeited	(66)	30.81

Nonvested as of December 31, 2013	464	$32.04	$22,814

Expected to vest as of December 31, 2013	335	$31.93	$16,470

The RSUs associated with periodic grants vest over five years with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years. Approximately 59,000 RSUs granted in connection with the 2013 CICP are expected to vest 100% in March 2014.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of RSUs vested in 2013, 2012, and 2011 was $7.3 million, $7.1 million, and $6.4 million, respectively. The aggregate intrinsic value of RSUs outstanding and expected to vest as of December 31, 2013 is based on the closing price of the Company’s stock of $49.18 on December 31, 2013.

As of December 31, 2013, the Company had approximately $4.8 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized as expense over a weighted-average period of approximately 2 years.

16.	INCOME TAXES

Effective tax rate

The components of income before provision for income taxes are as follows for the years ended December 31:

(in thousands)	2013	2012	2011
Domestic	$47,054	$20,497	$1,862
Foreign	9,339	10,448	8,951

Total income before provision	$56,393	$30,945	$10,813

The components of the provision for income taxes are as follows for the years ended December 31:

(in thousands)	2013	2012	2011
Current:
Federal	$20,277	$12,128	$11,698
State	2,054	971	1,775
Foreign	3,027	2,142	2,501

Total current provision	25,358	15,241	15,974

Deferred:
Federal	(6,069)	(4,759)	(13,978)
State	(634)	(870)	(2,204)
Foreign	(305)	(535)	913

Total deferred benefit	(7,008)	(6,164)	(15,269)

Total provision	$18,350	$9,077	$705

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Valuation allowance	—	(3.0)	3.0
Transaction costs	0.4	—	—
State income taxes, net of federal benefit and tax credits	1.4	(0.8)	(4.6)
Permanent differences	1.0	1.7	5.4
Domestic production activities	(3.8)	(3.9)	(13.6)
Federal research and experimentation credits	(2.8)	0.0	(5.3)
Tax effects of foreign activities	(1.9)	(2.7)	1.7
Tax-exempt income	(0.1)	(0.1)	(0.3)
Provision to return adjustments	0.8	0.6	2.5
Non-deductible compensation	1.2	1.5	3.0
Provision for uncertain tax positions	1.5	2.8	(19.7)
Other	(0.2)	(1.8)	(0.6)

Effective income tax rate	32.5%	29.3%	6.5%

Deferred income taxes

Deferred income taxes reflect the tax attributes and tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax assets and liabilities are as follows:

(in thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$91,927	$61,248
Accruals and reserves	19,946	16,521
Software revenue	7,863	6,529
Depreciation	4,753	4,882
Tax credit carryforwards	5,359	4,914
Other	(22)	(31)

Total deferred tax assets	129,826	94,063
Less valuation allowances	(36,484)	(12,128)

Total deferred tax assets	$93,342	$81,935

Deferred tax liabilities:
Intangibles	$(21,311)	(22,441)

Total deferred tax liabilities	(21,311)	(22,441)

Net deferred income tax assets	$72,031	$59,494

Reported as:
Current deferred tax asset	$11,106	$10,202
Long-term deferred income tax assets	60,925	49,292

Total deferred income taxes	$72,031	$59,494

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information. The $24.4 million net increase in the valuation allowance during 2013 primarily relates to the valuation allowance recorded against the acquired Antenna federal and foreign net operating losses (“NOLs”) that the Company has preliminarily determined it will not be able to utilize due to various limitations and restrictions. The $0.9 million net decrease in the valuation allowance during 2012 primarily relates to the release of a $1.1 million valuation allowance previously recorded against NOLs as a result of the expiration of their applicable statute, partially offset by a $0.2 million valuation allowance recorded against certain state tax credits generated during the year.

The Company acquired approximately $52 million and $58.1 million of federal and foreign NOLs, respectively, in the Antenna acquisition. The Company has preliminarily determined that it may utilize $18.4 million of the acquired Antenna federal NOLs under the applicable section 382 limitation, and these losses are scheduled to expire through 2032. A valuation allowance is recorded on the deferred tax assets in excess of the federal NOLs that are deemed recoverable under the preliminary limitation. With regard to the acquired foreign NOLs, a full valuation allowance has been recorded as of December 31, 2013 due to uncertainty regarding the availability of these NOLs to offset future income generated by the related foreign businesses due to limitations under local country change in control provisions.

As of December 31, 2013, the Company had approximately $127.5 million of acquired Chordiant federal NOLs, which are subject to annual use limitations under section 382. Based on those limitations, the Company anticipates using $101.7 million of the remaining NOLs by 2029. In addition, the Company has $0.9 million of deferred tax assets related to state NOLs as of December 31, 2013.

As of December 31, 2013, the Company had available $5.8 million of state tax research and experimentation (“R&E”) credits and $0.5 million of investment tax credits expiring in the years 2014 through 2028.

The Company’s India subsidiary is a development center in an area designated as a Special Economic Zone (“SEZ”) and is entitled to a tax holiday in India. The tax holiday reduces or eliminates income tax in that country and is scheduled to expire in 2022. For the years ended December 31, 2013, 2012, and 2011, the effect of the income tax holiday was to reduce the overall income tax provision by approximately $0.5 million, $0.5 million, and $0.3 million, respectively.

In 2013, the Company reduced its income tax payable by $5.5 million for the tax benefit realized from the exercise, sale or vesting of equity awards.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $41.4 million as of December 31, 2013. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. It is impractical to estimate the amount of tax the Company could have to pay upon repatriation due to the complexity of foreign tax credit calculations and because the Company considers its earnings permanently reinvested.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain tax benefits and other considerations

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2013	2012	2011
Balance as of January 1,	$26,317	$25,312	$20,266
Additions based on tax positions related to the current year	4,320	3,855	7,231
Additions for tax positions of prior years	350	969	3
Additions for acquired uncertain tax benefits	10,268	—	—
Reductions for tax positions of prior years	(326)	(3,819)	(2,188)

Balance as of December 31,	$40,929	$26,317	$25,312

As of December 31, 2013, the Company had approximately $40.9 million of total unrecognized tax benefits, of which $25.2 million would decrease the Company’s effective tax rate if recognized. However, approximately $15.7 million of these unrecognized tax benefits relate to acquired NOLs and research tax credits, which are subject to limitations on use. The Company expects that the changes in the unrecognized benefits within the next twelve months will be approximately $0.1 million, all of which relate to the expiration of applicable statute of limitations and would reduce the Company’s effective tax rate if realized.

For the years ended December 31, 2013, 2012, and 2011, the reductions for tax positions of prior years were related to the lapse in the applicable statute of limitations for the Company’s tax years 2009 and earlier.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision. For the years ended December 31, 2013 and 2012, the Company recognized interest expense of approximately $0.3 million and $0.1 million, respectively. For the year ended December 31, 2011, the Company recognized a reduction of interest expense of approximately $0.4 million. For the years ended December 31, 2013, 2012, and 2011, the Company did not recognize any significant penalties. As of December 31, 2013 and 2012, the Company had accrued approximately $1.1 million and $0.7 million, respectively, for interest and penalties.

The Company files income tax returns in the U.S. and in foreign jurisdictions. The Company’s 2008 and 2010 federal income tax returns are under examination. The Company is generally not subject to U.S. federal, state, or local, or foreign income tax examinations by tax authorities for the years before 2008. With few exceptions, the statute of limitations remains open in all other jurisdictions for the tax years 2008 to the present.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, warrants, and RSUs, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options, warrants and RSUs were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Basic
Net income	$38,043	$21,868	$10,108

Weighted-average common shares outstanding	37,973	37,853	37,496

Earnings per share, basic	$1.00	$0.58	$0.27

Diluted
Net income	$38,043	$21,868	$10,108

Weighted-average common shares outstanding	37,973	37,853	37,496
Weighted-average effect of dilutive securities:
Stock options and warrants	813	777	1,612
RSUs	201	229	296

Effect of assumed exercise of stock options, warrants and RSUs	1,014	1,006	1,908

Weighted-average common shares outstanding, assuming dilution	38,987	38,859	39,404

Earnings per share, diluted	$0.98	$0.56	$0.26

Outstanding options, warrants and RSUs excluded as impact would be antidilutive	113	62	32

18.	GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses its software solutions and provides consulting services, maintenance, and training related to its software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides business process solutions in the enterprise applications market. To assess performance, the Company’s CODM reviews financial information for two operating segments, which the Company has determined can be aggregated and represent one reportable segment—business process solutions.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s international revenue is from sales to clients based outside of the U.S. The Company derived its operating revenue from the following geographic areas:

	Year ended December 31,
(Dollars in thousands)	2013		2012		2011
U.S.	$278,945	55%	$250,022	54%	$216,365	52%
Other Americas	18,942	4%	27,741	6%	16,779	4%
United Kingdom	83,134	16%	87,135	19%	94,338	23%
Other EMEA (1)	82,743	16%	70,583	15%	72,004	17%
Asia Pacific	45,190	9%	26,229	6%	17,189	4%

	$508,954	100%	$461,710	100%	$416,675	100%

(1)	Includes Europe other than the UK, the Middle East and Africa, (“Other EMEA”).

Long-lived assets related to the Company’s U.S. and international operations were as follows:

	December 31,
(Dollars in thousands)	2013		2012
U.S.	$21,282	74%	$22,693	73%
India	4,645	16%	5,461	18%
International, other	3,030	10%	2,673	9%

	$28,957	100%	$30,827	100%

There were no clients accounting for 10% or more of the Company’s total revenue in 2013, 2012, and 2011. There was one client that accounted for 10% or more of the Company’s trade receivables, net, as of December 31, 2013 and one client as of December 31, 2012, as listed below. The Company’s financial services, healthcare and insurance clients as a group represent a significant amount of the Company’s revenues and receivables. However, the Company determined this concentration did not have a material impact on its allowance for sales credit memos as of December 31, 2013.

	December 31,
(Dollars in thousands)	2013	2012
Trade receivables, net of allowance	$165,594	$134,066
Client A	16%
Client B		10%

Marketable securities are another financial instrument that potentially subject the Company to a concentration of credit risk. See Note 3 “Marketable Securities” and Note 5 “Fair Value Measurements” for further discussion.

19.	EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution retirement plan for qualifying employees pursuant to which the Company makes discretionary matching contributions. Company contributions under the plan totaled approximately $2.9 million in 2013, $2.8 million in 2012, and $2.5 million in 2011. In addition, the Company has defined contribution plans for qualifying international employees and contributions expensed under those plans totaled approximately $3.7 million in 2013, $3.2 million in 2012, and $2.1 million in 2011.

PEGASYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2013
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)
Revenue	$116,246	$117,315	$122,011	$153,382
Gross profit	78,593	79,437	83,913	109,605
Income from operations	12,951	7,053	13,789	24,304
Income before provision for income taxes	12,018	6,657	13,410	24,308
Net income	9,069	4,703	8,710	15,561
Net earnings per share, basic	$0.24	$0.12	$0.23	$0.41

Net earnings per share, diluted	$0.23	$0.12	$0.22	$0.40

(1)	Reflects the Company’s acquisition of Antenna on October 9, 2013.

	2012
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$111,167	$105,056	$101,657	$143,830
Gross profit	69,633	65,069	63,992	105,636
Income (loss) from operations	5,919	(2,684)	401	27,790
Income (loss) before provision (benefit) for income taxes	5,931	(3,168)	32	28,150
Net income (loss)	4,057	(2,267)	(331)	20,409
Net earnings (loss) per share, basic	$0.11	$(0.06)	$(0.01)	$0.54

Net earnings (loss) per share, diluted	$0.10	$(0.06)	$(0.01)	$0.53

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2013. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control — Integrated Framework (1992) issued by the COSO.

Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included on page 41 in Item 8 Financial Statements and Supplementary Data.

(c) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this Item is contained in our proxy statement for our 2014 annual stockholders meeting (the “2014 proxy statement”) under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our 2014 proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 407 (c) (3), 407(d) (4), and 407(d) (5) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our Board of Directors and procedures of security holders to recommend nominees to our Board of Directors is contained in the 2014 proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

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

EXECUTIVE OFFICERS

The names of our executive officers and certain information about them are set forth below as of February 1, 2014:

Alan Trefler, age 57, a founder of Pegasystems, serves as Chief Executive Officer and Chairman and has been a Director since we organized in 1983. Prior to 1983, he managed an electronic funds transfer product for TMI Systems Corporation, a software and services company. Mr. Trefler holds a B.A. degree in Economics and Computer Science from Dartmouth College.

Rafeal Brown, age 45, joined Pegasystems in October 2013 as Chief Financial Officer, Chief Administrative Officer and Senior Vice President. From 2004 to 2013, Mr. Brown served as a Senior Vice President of Finance, treasury and tax, at Salesforce.com, a leading provider of cloud computing software applications. From 1999 to 2004, Mr. Brown worked at Cisco Systems, a leading provider of networking technologies. Mr. Brown is a certified public accountant and holds a B.S. in accounting from Southern Utah University and a Masters in accounting from Brigham Young University.

Efstathios Kouninis, age 52, joined Pegasystems in April 2008 as Vice President of Finance. In May 2008, the Board of Directors appointed Mr. Kouninis as the Company’s Chief Accounting Officer. From February 2006 to April 2008, Mr. Kouninis served as Chief Financial Officer and Treasurer of Tasker Products Corporation, a publicly traded manufacturer of antimicrobial chemicals. From November 2004 to February 2006, Mr. Kouninis served on the Staff of the Division of Corporation Finance of the U. S. Securities and Exchange Commission. Mr. Kouninis holds a Post Baccalaureate in Accounting, a M.S. in taxation from Bentley College, and a B.S. from the University of Massachusetts.

Douglas Kra, age 51, joined Pegasystems in November 2004 as Vice President of Global Services. From 2002 to 2004, Mr. Kra served as Vice President at eLoyalty Corp., a consulting company specializing in customer relationship management. From 2000 to 2001, Mr. Kra served as President of Zefer Corp., an internet consulting firm. Prior to Zefer, Mr. Kra spent ten years at Cambridge Technology Partners Inc. in a variety of senior roles. He holds a B.A. in Computer Science from Brandeis University and an M.B.A. in finance from the New York University Stern School of Business.

Michael Pyle, age 59, joined Pegasystems in 1985 and has served as Senior Vice President of Product Development since August 2000. Including his positions with Pegasystems, Mr. Pyle’s professional background encompasses almost thirty years of software development and managerial experience throughout Europe and the U.S. Mr. Pyle completed his B.C.S. specializing in Computer Science and Systems Programming at the Civil Service College in London.

Leon Trefler, age 53, joined Pegasystems in April 1998 as an Account Executive for Strategic Business Development. Since then he has held various senior sales management positions across the Company and in Channel Sales. In 2002, he launched the commercialization of PRPC. From April 2007 to January 2010, Mr. Trefler served as Vice President of Sales, North America and in January 2010, Mr. Trefler was promoted to Senior Vice President of Sales. Mr. Trefler holds a B.A. degree from Dartmouth College.

Alan Trefler and Leon Trefler are brothers. There are no other family relationships among any of our executive officers or Directors.

ITEM 11.	Executive Compensation

The information required by this item is contained in the 2014 proxy statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to stock ownership of certain beneficial owners and management is contained in the 2014 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2013:

(In thousands, except per share amounts)	(a)	(b)	(c)
	Number of shares of common stock to be issued upon exercise of outstanding stock options and vesting of RSUs (3)	Weighted-average exercise price per share of outstanding stock options (4)	Number of shares of Common stock Remaining available For future issuance (excluding those in Column (a)) (5)
Equity compensation plans approved by stockholders (1)	3,422	$20.89	4,086
Equity compensation plans not approved by stockholders (2)	40	$26.81	—

(1)	Our equity compensation plans include the Amended and Restated 1994 Long-Term Incentive Plan (the “1994 Plan”), the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), the Amended and Restated 2004 Long-Term Incentive Plan (the “Restated 2004 Plan”), and the 2006 Employee Stock Purchase Plan as amended, (the “2006 ESPP”). Our stockholders previously approved each of these plans and all amendments that were subject to stockholder approval. In addition to the issuance of stock options, the 1994 Plan allowed for the issuance of stock appreciation rights, restricted stock, and long-term performance awards. The Company does not intend to issue any additional options or make any other awards under the 1994 Plan or the Director Plan in the future. In addition to the issuance of stock options, the Restated 2004 Plan allows for the issuance of stock purchase rights and other stock-based awards, including RSUs. See Note 15 “Stock-Based Compensation” included in the notes to the accompanying audited consolidated financial statements for further information and description of our equity compensation plans.

(2)	These stock options were assumed in connection with our acquisition of Chordiant and were originally granted under the Chordiant Software, Inc. 2005 Equity Incentive Plan (the “2005 Plan”), the Chordiant Software, Inc. 2000 Nonstatutory Equity Incentive Plan (the “2000 Plan”), the Chordiant Software, Inc. Amended and Restated 1999 Non-Employee Director Stock Option Plan (the “1999 Director Plan”), and the Prime Response Group, Inc. 1998 Stock Options/Stock Issuance Plan (the “1998 Prime Response Plan”) (collectively, the “Chordiant Plans”). No additional awards were or may be granted under the Chordiant Plans following the date of acquisition. These plans were not approved by our stockholders since they were adopted at the date of acquisition. In connection with our acquisition of Chordiant, all outstanding equity awards issued under the Chordiant Plans with an exercise price of $6.00 or lower were assumed by us and converted into the right to receive 0.13 shares of Pegasystems common stock for every one share of Chordiant common stock covered by such awards. All other outstanding equity awards issued under the Chordiant Plans were cancelled.

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

(3)	The number of shares of common stock issued upon exercise of vested stock options and vesting of RSUs will be less than 3,462,000 because of the “net settlement” feature of most of these stock options and RSUs. This feature enables the employee to satisfy the cost to exercise (in the case of stock options) and, if applicable, taxes due (in the case of stock options and RSUs) by surrendering shares to the Company based on the fair value of the shares at the exercise date (in the case of stock options) or vesting date (in the case of RSUs), instead of selling all of the shares on the open market to satisfy these obligations. The settlement of vested stock options and vested RSUs on a net share basis will result in fewer shares issued by the Company. During 2013, stock option and RSU holders net settled stock options and RSUs representing the right to purchase a total of 861,000 shares, of which only 432,000 were issued to the stock option and RSU holders and the balance of the shares were surrendered to the Company to pay for the exercise price and the applicable taxes.

(4)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(5)	Includes approximately 362,000 shares remaining available for issuance as of December 31, 2013 under the 2006 ESPP.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the 2014 proxy statement under the headings “Certain Relationships and Related Transactions” and “Determination of Independence” and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is contained in the 2014 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services” and is incorporated herein by reference.

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

PEGASYSTEMS INC.

BY:	/s/ RAFEAL E. BROWN
Rafeal E. Brown
Chief Financial Officer, Chief Administrative Officer and Senior Vice President (principal financial officer)

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 25, 2014 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER Alan Trefler	Chief Executive Officer and Chairman (principal executive officer)

/s/ RAFEAL E. BROWN Rafeal E. Brown	Chief Financial Officer, Chief Administrative Officer and Senior Vice President (principal financial officer)

/s/ EFSTATHIOS KOUNINIS Efstathios Kouninis	Vice President of Finance and Chief Accounting Officer (principal accounting officer)

/s/ RICHARD JONES Richard Jones	Vice Chairman and Director

/s/ PETER GYENES Peter Gyenes	Director

/s/ STEVEN KAPLAN Steven Kaplan	Director

/s/ JAMES O’HALLORAN James O’Halloran	Director

/s/ LARRY WEBER Larry Weber	Director

/s/ WILLIAM WYMAN William Wyman	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 14, 2010, by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and Chordiant Software, Inc. (Filed as Exhibit 2.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

2.2	Agreement and Plan of Merger, dated as of October 9, 2013, by and among Pegasystems Inc., Aries Merger Sub, Inc., Antenna Software, Inc. and Shareholder Representative Services LLC, solely in its capacity as representative of Stockholders thereunder. (Filed as Exhibit 2.1 to the Registrant’s October 11, 2013 Form 8-K and incorporated herein by reference.)

3.1	Restated Articles of Organization of the Registrant and Amendment thereto. (Filed as Exhibit 3.1 to the Registrant’s 2012 Form 10-K and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Pegasystems Inc. (Filed as Exhibit 3.1 to the Registrant’s December 17, 2013 Form 8-K and incorporated herein by reference.)

4.1	Specimen Certificate Representing the Common Stock. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1++	Amended and Restated 1994 Long-Term Incentive Plan. (Filed in the Registrant’s Proxy Statement for its 2003 annual stockholders meeting and incorporated herein by reference.)

10.2++	1996 Non-Employee Director Stock Option Plan. (Filed in the Registrant’s Proxy Statement for its 2000 annual stockholders meeting and incorporated herein by reference.)

10.3	Lease Agreement dated February 26, 1993 between the Registrant and Riverside Office Park Joint Venture. (Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.4	Amendment Number 1 to Lease Agreement dated August 17, 1994 between the Registrant and Riverside Office Park Joint Venture. (Filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.5	Amendment Number 8 to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.23 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.6	Letter Amendment to Lease Agreement dated July 31, 2002 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.24 to the Registrant’s 2002 Form 10-K and incorporated herein by reference.)

10.7++	Amended and Restated 2004 Long-Term Incentive Plan, dated May 18, 2011 (Filed as Appendix A within the Registrant’s 2011 Proxy Statement, filed May 23, 2011 and incorporated herein by reference).

10.8++	Form of Employee Stock Option Agreement, as amended on December 15, 2009. (Filed as Exhibit 10.8 to the Registrant’s 2009 Form 10-K and incorporated herein by reference.)

10.9++	Form of Restricted Stock Unit Agreement, as amended on December 15, 2009. (Filed as Exhibit 10.9 to the Registrant’s 2009 Form 10-K and incorporated herein by reference.)

10.10	Form of Non-Employee Director Stock Option Agreement. (Filed as Exhibit 10.2 to the Registrant’s September 30, 2004 Form 10-Q and incorporated herein by reference.)

10.11++	Offer Letter between the Registrant and Douglas I. Kra dated October 19, 2004. (Filed as Exhibit 10.20 to the Registrant’s 2004 Form 10-K and incorporated herein by reference.)

10.12	Form of Director Indemnification Agreement. (Filed as Exhibit 99.1 to the Registrant’s April 11, 2005 Form 8-K and incorporated herein by reference.)

EXHIBIT INDEX—(CONTINUED)

Exhibit No.	Description

10.13++	Compensation program for members of the Registrant’s Board of Directors, effective May 30, 2006. (Detailed in Registrant’s June 5, 2006 Form 8-K and incorporated herein by reference.)

10.14	Amendment Number 10 to Lease Agreement dated July 24, 2006 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.1 to the Registrant’s September 30, 2006 Form 10-Q and incorporated herein by reference.)

10.15++	Amendment to Stock Option Agreement between the Registrant and Richard H. Jones dated December 29, 2006. (Filed as Exhibit 99.1 to the Registrant’s January 4, 2007 Form 8-K and incorporated herein by reference.)

10.16	Amendment Number 11 to Lease Agreement dated as of June 11, 2008 between the Registrant and NOP Riverfront LLC. (Filed as Exhibit 10.2 to the Registrant’s June 30, 2008 Form 10-Q and incorporated herein by reference.)

10.17	Form of Tender and Voting Agreement by and among Pegasystems Inc., Maple Leaf Acquisition Corp. and the individuals listed on the signatures pages thereto, dated as of March 14, 2010 (Filed as Exhibit 10.1 to the Registrant’s March 15, 2010 Form 8-K and incorporated herein by reference.)

10.18	Lease Agreement, dated June 29, 2011 between Charles Park One, LLC and Pegasystems Inc. for premises at One Charles Park (Filed as Exhibit 99.1 to the Registrant’s Form 8-K/A filed on July 6, 2011 and incorporated herein by reference.)

10.19++	2012 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 22, 2012 Form 8-K and incorporated herein by reference.)

10.20++	2012 Section 16 Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 22, 2012 Form 8-K and incorporated herein by reference.)

10.21++	2006 Employee Stock Purchase Plan, as amended on October 25, 2012. (Filed as Exhibit 10.24 to the Registrant’s 2012 Form 10-K and incorporated herein by reference.)

10.22++	2013 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 21, 2013 Form 8-K and incorporated herein by reference.)

10.23++	2013 Section 16 Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.2 to the Registrant’s February 21, 2013 Form 8-K and incorporated herein by reference.)

10.24++	Offer Letter between Pegasystems Inc. and Rafeal E. Brown dated August 28, 2013. (Filed as Exhibit 99.1 to the Registrant’s September 4, 2013 Form 8-K and incorporated herein by reference.)

+21.1	Subsidiaries of the Registrant.

+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

+32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

EXHIBIT INDEX—(CONTINUED)

Exhibit no.	Description

101.INS **	XBRL Instance document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

++	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

+	Filed herewith

**	Submitted electronically herewith Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.