Form 10-Q
period 2014-03-31
PEGASYSTEMS INC
filed 2014-05-06
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

There were 76,236,693 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 24, 2014.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	March 31, 2014	December 31, 2013
ASSETS

Current assets:

Cash and cash equivalents	$144,330	$80,231

Marketable securities	76,634	76,461

Total cash, cash equivalents, and marketable securities	220,964	156,692

Trade accounts receivable, net of allowance of $1,762 and $1,997	108,651	165,628

Deferred income taxes	11,132	11,106

Income taxes receivable	4,795	4,708

Other current assets	8,537	9,148

Total current assets	354,079	347,282

Property and equipment, net	27,838	28,957

Long-term deferred income taxes	60,938	60,925

Long-term other assets	3,169	2,526

Intangible assets, net	52,818	56,574

Goodwill	36,869	36,869

Total assets	$535,711	$533,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,799	$3,678

Accrued expenses	23,461	27,957

Accrued compensation and related expenses	25,682	44,399

Deferred revenue	134,077	110,882

Total current liabilities	188,019	186,916

Income taxes payable	21,431	21,392

Long-term deferred revenue	29,396	34,196

Other long-term liabilities	18,024	18,841

Total liabilities	256,870	261,345

Stockholders’ equity (1):

Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—

Common stock, 100,000 shares authorized; 76,305 shares and 76,324 shares issued and outstanding	763	764

Additional paid-in capital	137,583	139,565

Retained earnings	136,446	127,826

Accumulated other comprehensive income	4,049	3,633

Total stockholders’ equity	278,841	271,788

Total liabilities and stockholders’ equity	$535,711	$533,133

(1) The number of common shares outstanding for all prior periods has been retroactively restated to reflect the Company’s two-for-one common stock split effected in the form of a common stock dividend distributed on April 1, 2014

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue:

Software license	$52,614	$43,209

Maintenance	44,881	36,322

Services	42,969	36,715

Total revenue	140,464	116,246

Cost of revenue:

Software license	1,579	1,583

Maintenance	4,664	3,735

Services	39,670	32,335

Total cost of revenue	45,913	37,653

Gross profit	94,551	78,593

Operating expenses:

Selling and marketing	45,807	39,270

Research and development	24,609	19,576

General and administrative	9,302	6,796

Acquisition-related costs	206	—

Total operating expenses	79,924	65,642

Income from operations	14,627	12,951

Foreign currency transaction gain (loss)	322	(1,890)

Interest income, net	124	118

Other (expense) income, net	(532)	839

Income before provision for income taxes	14,541	12,018

Provision for income taxes	4,776	2,949

Net income	$9,765	$9,069

Earnings per share (1):
Basic	$0.13	$0.12

Diluted	$0.12	$0.12

Weighted-average number of common shares outstanding (1):

Basic	76,298	75,894

Diluted	78,661	77,576

Cash dividends declared per share	$0.015	$0.015

(1) The number of common shares and per share amounts have been retroactively restated for all prior periods presented to reflect the Company’s two-for-one common stock split effected in the form of a common stock dividend distributed on April 1, 2014

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$9,765	$9,069

Other comprehensive income:

Unrealized gain on securities, net of tax	31	37

Foreign currency translation adjustments	385	(2,070)

Total other comprehensive income (loss)	416	(2,033)

Comprehensive income	$10,181	$7,036

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:

Net income	$9,765	$9,069

Adjustments to reconcile net income to cash provided by operating activities:

Excess tax benefits from exercise or vesting of equity awards	(971)	(725)

Deferred income taxes	44	56

Depreciation and amortization	5,846	4,727

Stock-based compensation expense	3,295	3,432

Foreign currency transaction (gain) loss	(322)	1,890

Other non-cash items	222	1,241

Change in operating assets and liabilities:

Trade accounts receivable	57,291	61,743

Income taxes receivable and other current assets	1,629	1,569

Accounts payable and accrued expenses	(21,587)	(23,978)

Deferred revenue	18,337	6,811

Other long-term assets and liabilities	(691)	211

Cash provided by operating activities	72,858	66,046

Investing activities:

Purchase of marketable securities	(11,630)	(15,779)

Matured and called marketable securities	11,021	3,750

Payments for prior year acquisition	(793)	—

Investment in property and equipment	(1,228)	(1,195)

Cash used in investing activities	(2,630)	(13,224)

Financing activities:

Issuance of common stock for share-based compensation plans	22	271

Excess tax benefits from exercise or vesting of equity awards	971	725

Dividend payments to shareholders	(1,145)	—

Common stock repurchases for tax withholdings for net settlement of equity awards	(1,805)	(1,611)

Common stock repurchases under share repurchase programs	(4,630)	(3,512)

Cash used in financing activities	(6,587)	(4,127)

Effect of exchange rate on cash and cash equivalents	458	(2,489)

Net increase in cash and cash equivalents	64,099	46,206

Cash and cash equivalents, beginning of period	80,231	77,525

Cash and cash equivalents, end of period	$144,330	$123,731

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

Basis of Presentation

Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2014.

During the first quarter of 2014, the Company recorded $0.6 million in adjustments to the purchase price allocation of its acquisition of Antenna Software, Inc. and its subsidiaries (“Antenna”) on October 9, 2013. As required by applicable business combination accounting rules, these adjustments were applied retrospectively. Therefore, accounts receivable, other current assets, goodwill, accounts payable, and accrued expenses have been revised as of December 31, 2013 to reflect these adjustments. These revisions did not have any impact on the Company’s previously reported results of operations or cash flows. See Note 6 “Acquisition” and Note 7 “Goodwill and Other Intangible Assets” for further discussion of these adjustments.

On March 6, 2014, the Company’s Board of Directors approved a two-for-one (2:1) stock split of the Company’s common stock. On April 1, 2014, each stockholder of record at the close of business on March 20, 2014 (the “Record Date”) received one additional share of common stock, par value $.01, for each share of common stock held on the Record Date. All shares of common stock and per share amounts in the Company’s unaudited condensed consolidated financial statements and in the accompanying notes for all periods presented have been restated to reflect the stock split, except for the number of authorized shares of common stock. At the Company’s 2014 Annual Meeting of Stockholders, which will be held on May 20, 2014, the Company is requesting stockholder approval to amend the Company’s Restated Articles of Organization to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

2.    MARKETABLE SECURITIES

(in thousands)	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$36,586	117	—	$36,703

Corporate bonds	37,219	43	(29)	37,233

Certificates of deposit	2,697	2	(1)	2,698

	$76,502	162	(30)	$76,634

(in thousands)	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$41,545	75	(20)	$41,600

Corporate bonds	31,868	52	(4)	31,916

Certificates of deposit	2,948	1	(4)	2,945

	$76,361	128	(28)	$76,461

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of March 31, 2014, remaining maturities of marketable debt securities ranged from April 2014 to July 2016, with a weighted-average remaining maturity of approximately 13 months.

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

As of March 31, 2014 and December 31, 2013, the Company did not have any forward contracts outstanding.

During the first three months of 2014 and 2013, the Company entered into forward contracts with notional values as follows:

	Notional Amount
	Three Months Ended March 31,

Foreign currency (in thousands)	2014		2013

Euro		€21,900		€16,000

British pound		£26,500		£19,000

Australian dollar	A$	12,900	A$	—

Indian rupee	Rs	204,000	Rs	—

During the first three months of 2014 and 2013, the total change in the fair value of the Company’s forward contracts recorded in other expense, net, was as follows:

	Change in Fair Value in USD
	Three Months Ended March 31,

(in thousands)	2014	2013

(Loss) gain included in other (expense) income, net	$(532)	$837

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

The Company’s investments are all classified within Level 1 and Level 2 of the fair value hierarchy. The Company’s investments classified within Level 1 of the fair value hierarchy are valued using quoted market prices. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk.

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Money market funds	$2,099	$2,099	$—

Marketable securities:

Municipal bonds	$36,703	$13,084	$23,619

Corporate bonds	37,233	37,233	—

Certificates of deposit	2,698	—	2,698

Total marketable securities	$76,634	$50,317	$26,317

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Money market funds	$2,232	$2,232	$—

Marketable securities:

Municipal bonds	$41,600	$10,569	$31,031

Corporate bonds	31,916	31,916	—

Certificates of deposit	$2,945	$—	$2,945

Total marketable securities	$76,461	$42,485	$33,976

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first three months of 2014 and 2013, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

5.    TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	March 31, 2014	December 31, 2013

Trade accounts receivable	$80,084	$129,007

Unbilled trade accounts receivable	30,329	38,618

Total accounts receivable	110,413	167,625

Allowance for sales credit memos	(1,762)	(1,997)

	$108,651	$165,628

Unbilled trade accounts receivable relate to services earned under time and material arrangements, and maintenance and license arrangements that had not been invoiced as of March 31, 2014 and December 31, 2013, respectively.

6.    ACQUISITION

On October 9, 2013, the Company acquired Antenna, a leading provider of mobile application development platforms. The Company acquired all of the outstanding capital stock of Antenna in a cash merger for $27.1 million, including the final working capital adjustment to the purchase price, which was paid in the first quarter of 2014. The total purchase price of $27.1 million included $4.2 million, which was deposited in escrow to secure the selling stockholders’ indemnification obligations to the Company under the merger agreement that may be due to the former shareholders of Antenna over certain periods through April 2015 less any amounts presented and approved for payment against the escrow. During the first quarter of 2014, the Company incurred and recorded direct and incremental expenses associated with the transaction of $0.2 million that were primarily professional fees.

The Company believes the acquisition will offer its clients faster time-to-market and increased flexibility in end-to-end mobile application development, powerful device management and cloud-based mobile Backend-as-a-Service.

The operations of Antenna are included in the Company’s operating results from the date of acquisition. The amount of revenue and earnings of Antenna included in the Company’s unaudited condensed consolidated statement of operations during the first three months of 2014 were approximately $4.7 million and a net loss of approximately $2.2 million, respectively. Due to the rapid integration of the products, sales force, and operations of Antenna, other than the maintenance and hosting revenue attributable to the recognition of the fair value of acquired deferred maintenance and hosting revenue, it may not be feasible for the Company to identify revenue from new arrangements attributable to Antenna.

The Company is in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize the allocation of the purchase price to the fair value of assets acquired and liabilities assumed and establish the related tax basis. As of March 31, 2014, the Company recorded a $0.6 million purchase price adjustment against goodwill related to the final working capital adjustment, which reduced the merger consideration. This purchase price adjustment is also reflected retrospectively as of December 31, 2013 in the accompanying unaudited condensed consolidated balance sheet.

As of March 31, 2014, as a result of the preliminary purchase price allocation, the Company recognized $16.4 million of goodwill, which is primarily due to the expected synergies of the combined entities and the workforce in place. The goodwill created by the transaction is nondeductible for tax purposes. The Company recorded $36.7 million of deferred tax assets, a $24.2 million valuation allowance related to the Company’s preliminary determination it will not be able to utilize all of the acquired Antenna federal and foreign NOLs due to various limitations and restrictions, and a $6.9 million deferred tax liability associated with the acquired intangibles, for a net deferred tax asset of $5.6 million. A summary of the preliminary purchase price allocation for the acquisition of Antenna is as follows:

(in thousands)

Total purchase consideration:

Cash	$27,141

Allocation of the purchase consideration:

Cash	$783

Accounts receivable, net of allowance	4,170

Other assets	3,978

Property and equipment	655

Deferred tax assets, net	5,589

Identifiable intangible assets	10,355

Goodwill	16,418

Accounts payable	(1,403)

Accrued liabilities	(9,026)

Deferred revenue	(4,378)

Net assets acquired	$27,141

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

Pro forma Information

The following pro forma financial information presents the combined results of operations of the Company and Antenna as if the acquisition had occurred on January 1, 2012 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Antenna acquisition, factually supportable, and expected to have a continuing impact on the Company. These pro forma adjustments include a net increase in amortization expense to eliminate historical amortization of Antenna intangible assets and to record amortization expense for the $10.4 million of acquired identifiable intangibles, a decrease in interest income as a result of the cash paid for the acquisition, and a decrease in interest expense as a result of the repayment of all Antenna outstanding debt in connection with the acquisition. The pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2012.

Pro Forma Three Months Ended March 31,
(in thousands, except per share amounts)	2013

Revenue	$123,682

Net income	$6,751

Net income per basic and diluted share	$0.09

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill:

(in thousands)	2014

Balance as of January 1,	$37,463

Purchase price adjustments to goodwill retroactively applied (1)	(594)

Revised balance as January 1, and March 31,	$36,869

(1) The purchase price adjustments identified during the first quarter of 2014 have been retroactively applied as of December 31, 2013.

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value
As of March 31, 2014

Customer related intangibles	4-9 years	$48,634	$(19,813)	$28,821

Technology	3-9 years	47,102	(24,714)	22,388

Other intangibles	1-5 years	4,658	(3,049)	1,609

Total		$100,394	$(47,576)	$52,818

		Cost	Accumulated Amortization	Net Book Value
As of December 31, 2013

Customer related intangibles	4-9 years	$48,634	$(18,317)	$30,317

Technology	3-9 years	47,102	(22,873)	24,229

Other intangibles	1-5 years	4,658	(2,630)	2,028

Total		$100,394	$(43,820)	$56,574

Amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Cost of revenue	$1,840	$1,541

Selling and marketing	1,496	1,232

General and administrative	420	4

Total amortization expense	$3,756	$2,777

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) as of March 31, 2014	Future estimated amortization expense
Remainder of 2014	$9,414

2015	11,336

2016	10,973

2017	9,512

2018	8,688

2019	2,895

$52,818

8.    ACCRUED EXPENSES

(in thousands)	March 31, 2014	December 31, 2013
Partner commissions	$2,107	$4,106

Other taxes	5,034	6,492

Employee reimbursable expenses	1,813	1,539

Dividends payable	1,145	1,145

Professional services contractor fees	1,825	1,997

Self-insurance health and dental claims	1,204	1,265

Professional fees	2,222	2,378

Short-term deferred rent	1,261	740

Income taxes payable	1,001	1,770

Acquisition-related costs and merger consideration	241	997

Restructuring	404	371

Other	5,204	5,157

	$23,461	$27,957

9.    DEFERRED REVENUE

(in thousands)	March 31, 2014	December 31, 2013
Software license	$29,980	$28,826

Maintenance	93,499	72,715

Cloud	4,212	2,552

Services and other	6,386	6,789

Current deferred revenue	134,077	110,882

Software license	28,324	32,727

Maintenance and services	847	1,115

Cloud	225	354

Long-term deferred revenue	29,396	34,196

	$163,473	$145,078

10.    ACCRUED RESTRUCTURING COSTS

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

A summary of the restructuring activity is as follows:

(in thousands)
Balance as of December 31, 2013	$1,591

Restructuring costs	—

Cash payments	(50)

Balance as of March 31, 2014	$1,541

	As of March 31,	As of December 31,

(in thousands)	2014	2013
Reported as:

Accrued expenses	$404	$371

Other long-term liabilities	1,137	1,220

	$1,541	$1,591

11.    STOCK-BASED COMPENSATION

For the first three months of 2014 and 2013, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Cost of services	$1,011	$1,173

Operating expenses	2,284	2,259

Total stock-based compensation before tax	$3,295	$3,432

Income tax benefit	(991)	(1,103)

On April 1, 2014, the Company effected a two-for-one (2:1) stock split of the Company’s common stock. All shares of common stock and per share amounts in the Company’s unaudited condensed consolidated financial statements and in the accompanying notes for all prior periods presented have been restated to reflect the stock split, except for the number of authorized shares of common stock. See Note 1 “Accounting Policies” for further discussion.

During the first three months of 2014, the Company issued approximately 192,000 shares to its employees under the Company’s share-based compensation plans.

During the first three months of 2014, the Company granted approximately 885,000 restricted stock units (“RSUs”) and 908,000 non-qualified stock options to its employees with total fair values of approximately $17.7 million and $7.1 million, respectively. Approximately 100,000 RSUs were issued in connection with the election by employees to receive 50% of their 2014 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. Stock-based compensation of approximately $2.0 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

As of March 31, 2014, the Company had approximately $27.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.3 years.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Basic (1)
Net income	$9,765	$9,069

Weighted-average common shares outstanding	76,298	75,894

Earnings (loss) per share, basic	$0.13	$0.12

Diluted (1)
Net income	$9,765	$9,069

Weighted-average common shares outstanding, basic	76,298	75,894
Weighted-average effect of dilutive securities:

Stock options	1,926	1,308

RSUs	437	374

Effect of assumed exercise of stock options, warrants and RSUs	2,363	1,682

Weighted-average common shares outstanding, diluted	78,661	77,576

Earnings (loss) per share, diluted	$0.12	$0.12

Outstanding options and RSUs excluded as impact would be antidilutive	57	592

(1)	The number of common shares and per share amounts have been retroactively restated for all prior periods presented to reflect the Company’s two-for-one common stock split effected in the form of a common stock dividend distributed on April 1, 2014

13.    GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses its software solutions and provides consulting services, maintenance, and training related to its software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides business process solutions in the enterprise applications market. To assess performance, the Company’s CODM reviews financial information for two operating segments, which the Company has determined can be aggregated and represent one reportable segment — business process solutions.

The Company’s international revenue is from sales to clients based outside of the U.S. The Company derived its operating revenue from the following geographic areas:

	Three Months Ended March 31,
(Dollars in thousands)	2014		2013
U.S.	$82,016	58%	$68,142	59%

Other Americas	3,841	3%	3,762	3%

United Kingdom	28,914	21%	15,439	13%

Other EMEA	16,300	11%	20,098	17%

Asia Pacific	9,393	7%	8,805	8%

	$140,464	100%	$116,246	100%

There were no clients accounting for 10% or more of the Company’s total revenue. There was one client accounting for 10% or more of the Company’s total outstanding trade receivables, net, as listed below:

	As of March 31,	As of December 31,
(Dollars in thousands)	2014	2013
Trade receivables, net of allowance	$108,651	$165,628
Client A	— %	16%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, and the timing of recognizing revenue under existing term license agreements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition, the ongoing uncertainty and volatility in the global financial markets, the ongoing consolidation in the financial services and healthcare markets, reliance on third party relationships, the potential loss of vendor specific objective evidence for our consulting services, and management of the Company’s growth. These risks are described more completely in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business overview

We develop, market, license, and support Better Business Software® solutions that help clients improve their business results by giving them the power to engage customers, simplify their operations, and adapt to change. Our unified software platform enables our clients to build, deploy, and change enterprise applications easily and quickly, by directly capturing business objectives, automating programming, and automating work. We also provide consulting services, maintenance, and training related to our software.

We focus our sales efforts primarily on target accounts, which are large companies or divisions within companies and typically leaders in their industry. Our strategy is to sell a series of licenses that are focused on a specific purpose or area of operations.

Our license revenue is primarily derived from sales of our Pega Build for Change® platform (PegaRULES Process Commander (“PRPC”)) and related business solutions. PRPC is a comprehensive platform for building and managing Business Process Management (“BPM”) applications that unifies business rules and business processes. Our solutions, built on the capabilities of PRPC, are purpose or industry-specific collections of best practice functionality, which allow organizations to quickly implement new customer-facing practices and processes, bring new offerings to market, and provide customized or specialized processing. Our products are simpler, easier to use and often result in shorter implementation periods than competitive enterprise software products. PRPC and related business solutions can be used by a broad range of clients across markets including financial services, insurance, healthcare, communications and media, life sciences, manufacturing and high technology, and government markets.

Our business solution products include Customer Relationship Management (“CRM”) software, which enables unified predictive decisioning and analytics and optimizes the overall customer experience. Our decision management products and capabilities are designed to manage processes so that actions optimize the process outcomes based on business objectives. We continue to invest in the development of new products and intend to remain a leader in BPM, CRM, and decision management.

We also offer Pega Cloud®, a service offering that allows our clients to immediately build, test, and deploy their applications in a secure cloud environment, while minimizing their infrastructure and hardware costs. Revenue from our Pega Cloud offering is included in services revenue.

Our acquisition of Antenna Software, Inc. and its subsidiaries (“Antenna”) on October 9, 2013 expanded our Application Mobility Platform, which provides clients with a mobile application development platform to build, manage, and deploy mobile applications as part of a seamless omnichannel experience. Enterprises can manage the complex elements of the mobile application lifecycle including security, integration, testing, and management of mobile applications and devices. Pega’s mobile application development solutions help businesses to significantly reduce their development time, deployment costs, and the complexity associated with run-the-business mobile applications. The operations of Antenna are included in our operating results from the date of acquisition. Total revenue and earnings attributable to Antenna included in our consolidated statements of operations in the first quarter of 2014 was approximately $4.7 million and a net loss of approximately $2.2 million, respectively. Due to the rapid integration of the products, sales force, and operations of Antenna, other than the maintenance and hosting revenue attributable to the recognition of the fair value of acquired deferred maintenance and hosting revenue, it may not be feasible for us to identify revenue from new arrangements attributable to Antenna.

We offer training for our staff, clients, and partners at our regional training facilities, at third party facilities, and at client sites. Our online training through PegaACADEMY provides an alternative way to learn our software in a virtual environment quickly and easily. We believe that this online training will continue to expand the number of trained experts at a faster pace.

Critical accounting policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and beliefs of what could occur in the future given available information.

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies, Significant Judgments, and Estimates” and Note 2 “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2014	2013
Total revenue	$140,464	$116,246	$24,218	21%

Gross profit	$94,551	$78,593	$15,958	20%

Total operating expenses	$79,924	$65,642	$14,282	22%

Income from operations	$14,627	$12,951	$1,676	13%

Income before provision for income taxes	$14,541	$12,018	$2,523	21%

Revenue

	Three Months Ended March 31,				Increase (Decrease)

(Dollars in thousands)	2014		2013

License revenue
Perpetual licenses	$23,385	44%	$26,360	61%	$(2,975)

Term licenses	26,826	51%	15,680	36%	11,146

Subscription	2,403	5%	1,169	3%	1,234

Total license revenue	$52,614	100%	$43,209	100%	$9,405	22%

The aggregate value of new license arrangements executed during the first quarter of 2014 significantly increased compared to the first quarter of 2013 due to a higher number and higher value of license arrangements executed in the first quarter of 2014. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the first quarter of 2014 and 2013, approximately 74% and 44%, respectively, of the value of new license arrangements were executed with existing clients.

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

While there was a significant increase in the value of perpetual license arrangements executed during the first quarter of 2014 compared to the first quarter of 2013, perpetual license revenue decreased because the revenue recognition criteria was not met for a larger amount of perpetual arrangements signed in the first quarter of 2014 as compared to the first quarter of 2013.

The increase in term license revenue was primarily due to revenue recognized on term license arrangements executed in 2013 and a $1.5 million prepayment of a customer arrangement in the first quarter of 2014. The aggregate value of payments due under noncancellable term licenses and our Pega Cloud arrangements grew to $234.1 million as of March 31, 2014 compared to $214.7 million as of March 31, 2013. We expect to recognize $53 million of the $234.1 million as revenue during the remainder of 2014 in addition to new term license and Pega Cloud agreements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts on page 27.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on perpetual license arrangements that include a right to unspecified future products. Subscription revenue does not include revenue from our Pega Cloud offerings, which is included in services. The timing of scheduled payments under client arrangements may limit the amount of revenue recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The increase in subscription revenue was primarily due to the timing of a payment for a customer arrangement.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2014	2013
Maintenance revenue

Maintenance	$44,881	$36,322	$8,559	24%

The increase in maintenance revenue was primarily due to the growth in the aggregate value of the installed base of our software. Maintenance revenue primarily attributable to recognition of the fair value of the acquired Antenna deferred maintenance revenue was $0.8 million in the first quarter of 2014.

	Three Months Ended March 31,				Increase (Decrease)
(Dollars in thousands)	2014		2013
Services revenue

Consulting services	$38,076	89%	$33,183	90%	$4,893	15%

Cloud	3,858	9%	1,858	5%	2,000	108%

Training	1,035	2%	1,674	5%	(639)	(38	) %

Total services	$42,969	100%	$36,715	100%	$6,254	17%

Consulting services primarily relate to new license implementations. Our consulting services revenue in the first quarter of 2013 was unusually low primarily because many of our large fourth quarter 2012 license arrangements were for the purchase of additional usage, which do not require implementation services.

Cloud represents revenue from our Pega Cloud offerings. The increase in cloud revenue was primarily due to a $1.3 million increase of revenue attributable to Antenna.

The decrease in our training revenue during was primarily due to the increased adoption of our PegaACADEMY self-service online training by our partners, which has a significantly lower average price per student as compared to our traditional instructor-led training.

Gross profit

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2014	2013
Gross Profit

Software license	$51,035	$41,626	$9,409	23%

Maintenance	40,217	32,587	7,630	23%

Services	3,299	4,380	(1,081)	(25)%

Total gross profit	$94,551	$78,593	$15,958	20%

Total gross profit %	67%	68%

Software license gross profit %	97%	96%

Maintenance gross profit %	90%	90%

Services gross profit %	8%	12%

The increase in total gross profit was primarily due to increases in license and maintenance revenue.

The decrease in services gross profit percent was primarily due to costs incurred on several consulting projects in the first quarter of 2014 for which the corresponding revenue will be recognized in future periods as revenue recognition criteria had not been met and lower gross margin associated with Antenna projects.

Operating expenses

(Dollars in thousands)	Three Months Ended March 31,		Increase
	2014	2013
Amortization of intangibles:

Cost of revenue	$1,840	$1,541	$299	19%

Selling and marketing	1,496	1,232	264	21%

General and administrative	420	4	416	n/m

	$3,756	$2,777	$979	35%

n/m - not meaningful

The increase in amortization expense was due to the amortization associated with $10.4 million of intangibles acquired from Antenna in October 2013.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2014	2013
Selling and marketing

Selling and marketing	$45,807	$39,270	$6,537	17%

As a percent of total revenue	33%	34%

Selling and marketing headcount at March 31,	608	512	96	19%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in selling and marketing expenses was primarily due to a $3 million increase in compensation and benefit expenses associated with higher headcount, a $0.7 million increase in commission expense associated with the higher value of new license arrangements executed during the first quarter of 2014 compared to the first quarter of 2013, a $0.8 million increase in marketing and sales program expenses and a $0.3 million increase in amortization expense related to our Antenna customer-related intangible assets.

Effective January 1, 2014, we realigned the organizational structure of our product management and design team. As a result of this change, we changed the classification of this team’s expenses from selling and marketing to research and development as the roles of the members of this team are now aligned with our research and development efforts. The decrease caused by this realignment partially offset the increase in headcount as well as the overall increase in selling and marketing expenses during the first quarter of 2014 compared to the same period in 2013.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2014	2013
Research and development

Research and development	$24,609	$19,576	$5,033	26%

As a percent of total revenue	18%	17%

Research and development headcount at March 31,	924	754	170	23%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products as well as enhancements and engineering changes to existing products.

The realignment of the organizational structure of our product management and design team as discussed above contributed to the increase in headcount as well as the overall increase in research and development expense during the first quarter of 2014 compared to the same period in 2013.

The increase in headcount also reflects the impact of Antenna and the growth in our India research facility as we have been replacing contractors with employees. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses was primarily due to a $3.6 million increase in compensation and benefit expenses associated with higher headcount inclusive of the $1.8 million compensation and benefit expenses associated with our product management and design group now included in research and development and a $0.5 million increase in expensed equipment.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2014	2013
General and administrative

General and administrative	$9,302	$6,796	$2,506	37%

As a percent of total revenue	7%	6%

General and administrative headcount at March 31,	276	245	31	13%

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

The increase in general and administrative expenses was primarily due to a $1 million increase in professional fees, a $1.2 million increase in compensation and benefits associated with higher headcount, and a $0.4 million increase in amortization associated with the Antenna trademark intangible asset.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2014	2013
Cost of services	$1,011	$1,173	$(162)	(14)%

Operating expenses	2,284	2,259	25	1%

Total stock-based compensation before tax	3,295	3,432	(137)	(4)%

Income tax benefit	(991)	(1,103)

The decrease in stock-based compensation expense was primarily due to the timing of the 2013 and 2012 annual periodic equity grants, which occurred in March 2014 and December 2012, respectively.

Non-operating income and expenses, net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013
Foreign currency transaction gain (loss)	$322	$(1,890)	$2,212	(117)%

Interest income, net	124	118	6	5%

Other (expense) income, net	(532)	839	(1,371)	(163)%

Non-operating loss	$(86)	$(933)	$847	(91)%

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

We have been primarily exposed to the fluctuation in the British pound and Euro relative to the U.S. dollar. More recently, we have experienced increased levels of exposure to the Australian dollar and Indian rupee. See Note 3 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for discussion of our use of forward contracts.

The total change in the fair value of our forward contracts recorded in other (expense) income, net, during the first quarter of 2014 and 2013 was a loss of $0.5 million and a gain of $0.8 million, respectively.

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate and adjust for discrete tax items recorded in the same period. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the first quarter of 2014 and 2013, we recorded a tax provision of $4.8 million and $2.9 million, respectively, which resulted in an effective tax rate of 32.8% and 24.5%, respectively. Our effective tax rate for first quarter of 2013 was below the statutory rate primarily due to a $0.8 million tax benefit related to our 2012 research and experimentation credit recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013. Our effective tax rate for the first quarter of 2014 was higher than in the first quarter of 2013 primarily because the research and experimentation credit has not yet been extended to 2014.

Liquidity and capital resources

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash provided by (used in):

Operating activities	$72,858	$66,046

Investing activities	(2,630)	(13,224)

Financing activities	(6,587)	(4,127)

Effect of exchange rate on cash	458	(2,489)

Net increase in cash and cash equivalents	$64,099	$46,206

	As of	As of
	March 31, 2014	December 31, 2013
Total cash, cash equivalents, and marketable securities	$220,964	$156,692

The increase in cash and cash equivalents was primarily due to the significant increase in cash provided by operating activities associated with our strong accounts receivable collections during the first three months of 2014, which were generated from our significant arrangements executed in the fourth quarter of 2013. We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations, our dividend payments and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. On October 9, 2013, we acquired Antenna for $26.3 million in cash. During the first quarter of 2014, we paid $0.8 million of the remaining merger consideration related to the final working capital adjustment for Antenna and we incurred direct and incremental expenses associated with the transaction of $0.2 million.

As of March 31, 2014, approximately $63.6 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers of cash provided by operating activities during the first three months of 2014 were net income of $9.8 million, a $57.3 million decrease in accounts receivable due to our significant collections, and a $18.3 million increase in deferred revenue primarily due to the timing of our annual billings.

The primary drivers of cash provided by operating activities during the first three months of 2013 were net income of $9.1 million, a $61.7 million decrease in account receivable due to higher collections, and a $6.8 million increase in deferred revenue.

Future Cash Receipts from License and Cloud Arrangements

Total contractual future cash receipts due from our existing license and Pega Cloud agreements was approximately $270.2 million as of March 31, 2014 compared to $253.6 million as of March 31, 2013. The future cash receipts due as of March 31, 2014 are summarized as follows:

(in thousands) as of March 31, 2014	Contractual payments for term licenses and cloud arrangements not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2014	$52,563	$27,757	$80,320

2015	70,599	5,259	75,858

2016	55,272	3,128	58,400

2017	30,936	—	30,936

2018 and thereafter	24,729	—	24,729

Total	$234,099	$36,144	$270,243

(1)	These amounts include contractual future cash receipts related to our on-premise term licenses and hosted Pega Cloud service offerings. The amounts related to our on-premise term licenses will be recognized as term license revenue in the future over the term of the agreement as payments become due or earlier if prepaid. Future fees associated with our Pega Cloud arrangements will be recognized ratably as cloud revenue within services revenue over the term of the agreement.

(2)	These amounts will be recognized as revenue in future periods and relate to perpetual and subscription licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the first three months of 2014, cash used in investing activities was primarily for purchases of marketable debt securities of $11.6 million, partially offset by the proceeds received from the maturities of marketable debt securities of $11.0 million.

During the first three months of 2013, cash used in investing activities was primarily for purchases of marketable debt securities of $15.8 million, partially offset by the proceeds received from the maturities of marketable debt securities of $3.8 million.

Cash used in financing activities

Cash used in financing activities during the first three months of 2014 and 2013 was primarily for repurchases of our common stock. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $104.5 million of our common stock. Purchases under these programs have been made on the open market.

On March 6, 2014, the Company’s Board of Directors approved a two-for-one (2:1) stock split of the Company’s common stock. On April 1, 2014, each stockholder of record at the close of business on March 20, 2014 (the “Record Date”) received one additional share of common stock, par value $.01, for each share of common stock held on the Record Date. The number of shares and per share amounts for all prior periods presented have been retroactively restated to reflect our two-for-one common stock split, except for the number of authorized shares of common stock. The following table is a summary of our repurchase activity under all of our repurchase programs during the first three months of 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
(Dollars in thousands)	Shares	Amount	Shares	Amount

Prior year authorization as of January 1,		$14,433		$14,793

Repurchases paid	210,802	(4,476)	249,694	(3,436)

Repurchases unsettled	96	(2)	13,996	(197)

Authorization remaining as of March 31,		$9,955		$11,160

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first three months of 2014 and 2013, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 323,000 shares and 418,000 shares, respectively, of which only 187,000 shares and 240,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first three months of 2014 and 2013, instead of receiving cash from the equity holders, we withheld shares with a value of $1.8 million and $1.6 million, respectively, for withholding taxes, and $1.0 million and $0.8 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first three months of 2014 and 2013.

Dividends

We declared a cash dividend of $0.015 per share on a post-split basis in the first three months of 2014 and 2013. We paid cash dividends of $1.1 million in the first three months of 2014. Our Board of Directors authorized the acceleration of the payment of the fourth quarter 2012 dividend to be paid in December 2012 rather than in January 2013. Therefore, there was no dividend payment in the first quarter of 2013. As discussed above, we declared a two-for-one common stock split that was effected in the form of a common stock dividend with distribution on April 1, 2014. As a result, it is our current intention to pay a quarterly cash dividend of $0.015 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of 2014. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion of our market risk exposure.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2014. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first three months of 2014 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the first quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (2)
1/1/2014 - 1/31/2014	65,734	$23.31	65,734	$12,901

2/1/2014 - 2/28/2014	58,580	21.81	58,580	11,624

3/1/2014 - 3/31/2014	86,584	19.26	86,584	9,955

Total	210,898	$21.23

(1)	The number of shares and per share amounts have been retroactively restated to reflect the Company’s two-for-one common stock split effected in the form of a stock dividend distributed April 1, 2014.

(2)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $104.5 million of our common stock. On December 16, 2013, we announced that our Board of Directors extended the expiration date of the current stock repurchase program (the “Current Program”) to December 31, 2014 and authorized the Company to repurchase up to $15 million of our stock between December 11, 2013 and December 31, 2014. Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

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

Pegasystems Inc.

Date May 6, 2014	By:	/s/ RAFEAL E. BROWN

Rafeal E. Brown

Chief Financial Officer, Chief Administrative Officer and Senior Vice President
(principal financial officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.