Form 10-Q
period 2014-06-30
PEGASYSTEMS INC
filed 2014-08-05
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

There were 76,308,501 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 25, 2014.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	June 30, 2014	December 31, 2013
ASSETS

Current assets:

Cash and cash equivalents	$127,111	$80,231

Marketable securities	89,102	76,461

Total cash, cash equivalents, and marketable securities	216,213	156,692

Trade accounts receivable, net of allowance of $1,865 and $1,997	114,642	165,628

Deferred income taxes	12,052	12,014

Income taxes receivable	11,690	4,708

Other current assets	8,982	9,148

Total current assets	363,579	348,190

Property and equipment, net	27,223	28,957

Long-term deferred income taxes	61,264	60,291

Long-term other assets	2,998	2,526

Intangible assets, net	50,060	56,574

Goodwill	40,463	40,329

Total assets	$545,587	$536,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$6,827	$3,678

Accrued expenses	31,609	31,814

Accrued compensation and related expenses	42,397	44,399

Deferred revenue	120,501	110,882

Total current liabilities	201,334	190,773

Income taxes payable	21,469	21,269

Long-term deferred revenue	24,535	34,196

Other long-term liabilities	17,693	18,841

Total liabilities	265,031	265,079

Stockholders’ equity (1):

Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—

Common stock, 200,000 shares authorized; 76,348 shares and 76,324 shares issued and outstanding	763	764

Additional paid-in capital	139,198	139,565

Retained earnings	135,658	127,826

Accumulated other comprehensive income	4,937	3,633

Total stockholders’ equity	280,556	271,788

Total liabilities and stockholders’ equity	$545,587	$536,867

(1) The number of common shares outstanding for all prior periods has been retroactively restated to reflect the Company’s two-for-one common stock split effected in the form of a common stock dividend distributed on April 1, 2014

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:

Software license	$54,012	$40,206	$106,626	$83,415

Maintenance	45,393	37,937	90,274	74,259

Services	43,580	39,172	86,549	75,887

Total revenue	142,985	117,315	283,449	233,561

Cost of revenue:

Software license	1,177	1,576	2,756	3,159

Maintenance	5,044	3,772	9,708	7,507

Services	40,470	32,530	80,140	64,865

Total cost of revenue	46,691	37,878	92,604	75,531

Gross profit	96,294	79,437	190,845	158,030

Operating expenses:

Selling and marketing	56,342	45,346	102,149	84,616

Research and development	27,323	19,761	51,932	39,337

General and administrative	10,250	7,277	19,552	14,073

Acquisition-related costs	157	—	363	—

Total operating expenses	94,072	72,384	173,996	138,026

Income from operations	2,222	7,053	16,849	20,004

Foreign currency transaction (loss) gain	(4)	(437)	318	(2,327)

Interest income, net	163	135	287	253

Other income (expense), net	6	(94)	(526)	745

Income before provision for income taxes	2,387	6,657	16,928	18,675

Provision for income taxes	883	1,954	5,659	4,903

Net income	$1,504	$4,703	$11,269	$13,772

Earnings per share (1):
Basic	$0.02	$0.06	$0.15	$0.18

Diluted	$0.02	$0.06	$0.14	$0.18

Weighted-average number of common shares outstanding (1):

Basic	76,286	75,898	76,385	75,896

Diluted	78,280	77,498	78,563	77,538

Cash dividends declared per share	$0.030	$0.015	$0.045	$0.030

(1) The number of common shares and per share amounts have been retroactively restated for all prior periods presented to reflect the Company’s two-for-one common stock split effected in the form of a common stock dividend distributed on April 1, 2014.

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,504	$4,703	$11,269	$13,772

Other comprehensive income:

Unrealized (loss) gain on securities, net of tax	(3)	(182)	28	(145)

Foreign currency translation adjustments	891	(417)	1,276	(2,487)

Total other comprehensive income (loss)	888	(599)	1,304	(2,632)

Comprehensive income	$2,392	$4,104	$12,573	$11,140

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:

Net income	$11,269	$13,772

Adjustments to reconcile net income to cash provided by operating activities:

Excess tax benefits from exercise or vesting of equity awards	(2,526)	(1,718)

Deferred income taxes	(899)	(273)

Depreciation and amortization	11,412	9,419

Stock-based compensation expense	8,453	6,713

Foreign currency transaction (gain) loss	(318)	2,327

Other non-cash items	495	2,250

Change in operating assets and liabilities:

Trade accounts receivable	51,155	37,336

Income taxes receivable and other current assets	(3,836)	(1,031)

Accounts payable and accrued expenses	94	(10,051)

Deferred revenue	(214)	5,166

Other long-term assets and liabilities	(1,150)	370

Cash provided by operating activities	73,935	64,280

Investing activities:

Purchase of marketable securities	(29,547)	(32,690)

Matured and called marketable securities	15,996	8,540

Payments for acquisitions	(1,593)	—

Investment in property and equipment	(2,864)	(1,972)

Cash used in investing activities	(18,008)	(26,122)

Financing activities:

Issuance of common stock for share-based compensation plans	338	801

Excess tax benefits from exercise or vesting of equity awards	2,526	1,718

Dividend payments to shareholders	(2,290)	(1,142)

Common stock repurchases for tax withholdings for net settlement of equity awards	(3,402)	(2,780)

Common stock repurchases under share repurchase programs	(8,459)	(7,275)

Cash used in financing activities	(11,287)	(8,678)

Effect of exchange rate on cash and cash equivalents	2,240	(3,160)

Net increase in cash and cash equivalents	46,880	26,320

Cash and cash equivalents, beginning of period	80,231	77,525

Cash and cash equivalents, end of period	$127,111	$103,845

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

On March 6, 2014, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock, effected in the form of a stock dividend. On April 1, 2014, each stockholder of record at the close of business on March 20, 2014 (the “Record Date”) received as a dividend, one additional share of common stock, par value $.01, for each share of common stock held on the Record Date. All shares of common stock and per share amounts in the Company’s unaudited condensed consolidated financial statements and in the accompanying notes for all periods presented have been restated to reflect the stock split, except for the number of authorized shares of common stock.

At the Company’s 2014 Annual Meeting of Stockholders, held on May 20, 2014, the stockholders approved an amendment to the Company’s Restated Articles of Organization increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000.

On May 27, 2014, the Company announced an increase in its quarterly cash dividend from $0.015 to $0.03 per share. As a result, it is the Company’s current intention to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify this dividend program at any time without notice.

During the second quarter of 2014, the Company recorded $3.5 million in adjustments to the purchase price allocation of its acquisition of Antenna Software, Inc. (together with its subsidiaries, “Antenna”) on October 9, 2013. As required by applicable business combination accounting rules, these adjustments were applied retrospectively. Therefore, short-term and long-term deferred income tax assets, goodwill, accrued expenses, and income taxes payable have been revised as of December 31, 2013 to reflect these adjustments. These revisions did not have any impact on the Company’s previously reported results of operations or cash flows. See Note 7 “Acquisitions” and Note 8 “Goodwill and Other Intangible Assets” for further discussion of these adjustments.

2.    NEW ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. This ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. This ASU also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. This ASU will be effective for the Company January 1, 2017. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

3. MARKETABLE SECURITIES

(in thousands)	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$34,398	117	(5)	$34,510

Corporate bonds	51,625	51	(29)	51,647

Certificates of deposit	2,943	3	(1)	2,945

	$88,966	171	(35)	$89,102

(in thousands)	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$41,545	75	(20)	$41,600

Corporate bonds	31,868	52	(4)	31,916

Certificates of deposit	2,948	1	(4)	2,945

	$76,361	128	(28)	$76,461

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of June 30, 2014, remaining maturities of marketable debt securities ranged from July 2014 to July 2016, with a weighted-average remaining maturity of approximately 13 months.

4.    DERIVATIVE INSTRUMENTS

The Company has historically used foreign currency forward contracts (“forward contracts”) to manage its exposure to changes in foreign currency denominated accounts receivable, intercompany payables and cash primarily held by the U.S. operating company. The Company has been primarily exposed to the fluctuation in the British pound and Euro relative to the U.S. dollar. More recently, the Company has experienced increased levels of exposure to the Australian dollar and Indian rupee.

The forward contracts utilized by the Company are not designated as hedging instruments and as a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other income (expense), net, in its consolidated statement of operations. These forward contracts have terms of 90 days or less.

As of June 30, 2014 and December 31, 2013, the Company did not have any forward contracts outstanding.

During the second quarter of 2014, the Company did not enter into any forward contracts. The Company is in the process of reassessing its hedging strategy.

During the first six months of 2014 and 2013, the Company entered into forward contracts with notional values as follows:

	Notional Amount
	Three Months Ended June 30,				Six Months Ended June 30,

Foreign currency (in thousands)	2014		2013		2014		2013

Euro		€—		€16,500		€21,900		€32,500

British pound		£—		£14,500		£26,500		£33,500

Australian dollar	A$	—	A$	—	A$	12,900	A$	—

Indian rupee	Rs	—	Rs	—	Rs	204,000	Rs	—

During the first six months of 2014 and 2013, the total change in the fair value of the Company’s forward contracts recorded in other income (expense), net, was as follows:

	Change in Fair Value in USD
	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2014	2013	2014	2013

(Loss) gain included in other income (expense), net	$—	$(95)	$(532)	$743

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Money market funds	$5,232	$5,232	$—

Marketable securities:

Municipal bonds	$34,510	$15,720	$18,790

Corporate bonds	51,647	51,647	—

Certificates of deposit	2,945	—	2,945

Total marketable securities	$89,102	$67,367	$21,735

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Money market funds	$2,232	$2,232	$—

Marketable securities:

Municipal bonds	$41,600	$10,569	$31,031

Corporate bonds	31,916	31,916	—

Certificates of deposit	$2,945	$—	$2,945

Total marketable securities	$76,461	$42,485	$33,976

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first six months of 2014 and 2013, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

6.    TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	June 30, 2014	December 31, 2013

Trade accounts receivable	$84,167	$129,007

Unbilled trade accounts receivable	32,340	38,618

Total accounts receivable	116,507	167,625

Allowance for sales credit memos	(1,865)	(1,997)

	$114,642	$165,628

Unbilled trade accounts receivable relate to services revenue earned under time and material arrangements, and maintenance and license arrangements that had not been invoiced as of June 30, 2014 and December 31, 2013, respectively.

7.    ACQUISITIONS

MeshLabs

On April 28, 2014, the Company acquired MeshLabs Software Private Limited (“MeshLabs”), a provider of advanced text analytics and social engagement solutions based in Bangalore, India, for $0.8 million in cash consideration.

Antenna

On October 9, 2013, the Company acquired Antenna, a leading provider of mobile application development platforms. The Company acquired all of the outstanding capital stock of Antenna in a cash merger for $27.1 million, including the final working capital adjustment to the purchase price, which was paid by the Company in the first quarter of 2014. The total purchase price of $27.1 million included $4.2 million, which was deposited in escrow to secure the selling stockholders’ indemnification obligations to the Company. Under the merger agreement, this amount may be due to the former shareholders of Antenna in or before April 2015 less any amounts presented and approved for payment against the escrow. During the second quarter and first six months of 2014, the Company incurred and recorded direct and incremental expenses associated with the transaction of $0.1 million and $0.3 million, respectively, which were primarily professional fees.

The operations of Antenna are included in the Company’s operating results from the date of acquisition. For the three and six months ended June 30, 2014, revenue of approximately $4.1 million and $8.7 million, respectively, and a net loss of approximately $2.8 million and $5.2 million, respectively, was attributable to Antenna and included in the Company’s unaudited condensed consolidated statements of operations. Due to the rapid integration of the products, sales force, and operations of Antenna, other than the maintenance and hosting revenue attributable to the recognition of the fair value of acquired deferred maintenance and hosting revenue, it may not be feasible for the Company to identify revenue from new arrangements solely attributable to Antenna.

The Company is in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize the allocation of the purchase price to the fair value of assets acquired and liabilities assumed and establish the related tax basis. In the first quarter of 2014, the Company paid $0.8 million of the remaining merger consideration related to the final working capital adjustment, resulting in a $0.6 million purchase price adjustment to goodwill. In the second quarter of 2014, the Company recorded a $3.5 million purchase price adjustment related to taxes. These purchase price adjustments are also reflected retrospectively as of December 31, 2013 in the accompanying unaudited condensed consolidated balance sheet. The Company expects to finalize remaining purchase accounting adjustments during the third quarter of 2014.

As of June 30, 2014, as a result of the preliminary purchase price allocation, the Company recognized $19.9 million of goodwill, which is primarily due to the expected synergies of the combined entities and the workforce in place. The goodwill created by the transaction is nondeductible for tax purposes. The Company recorded $36.9 million of deferred tax assets, a $24.2 million valuation allowance related to the Company’s preliminary determination it will not be able to utilize all of the acquired Antenna federal and foreign net operating losses due to various limitations and restrictions, and a $6.8 million deferred tax liability associated with the acquired intangibles, for a net deferred tax asset of $5.9 million. A summary of the preliminary purchase price allocation for the acquisition of Antenna is as follows:

(in thousands)

Total purchase consideration:

Cash	$27,141

Allocation of the purchase consideration:

Cash	$783

Accounts receivable, net of allowance	4,170

Other assets	3,978

Property and equipment	655

Deferred tax assets, net	5,862

Identifiable intangible assets	10,355

Goodwill	19,878

Accounts payable	(1,403)

Accrued liabilities	(12,759)

Deferred revenue	(4,378)

Net assets acquired	$27,141

The valuation of the assumed deferred revenue was based on the Company’s contractual commitment to provide post-contract customer support to Antenna clients and future contractual performance obligations under existing hosting arrangements. The fair value of this assumed liability was based on the estimated cost plus a reasonable margin to fulfill these service obligations. The majority of the deferred revenue will be recognized in the 12 months following the acquisition.

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

	Pro Forma
	Three Months Ended	Six Months Ended
(in thousands, except per share amounts)	June 30, 2013

Revenue	$124,613	$248,294

Net income	$2,537	$9,280

Net income per basic and diluted share	$0.03	$0.12

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill:

(in thousands)	2014

Balance as of January 1,	$37,463

Purchase price adjustments to goodwill retroactively applied (1)	2,866

Goodwill acquired	134

Balance as of June 30,	$40,463

(1) The purchase price adjustments identified during the first six months of 2014 have been retroactively applied as of December 31, 2013.

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value
As of June 30, 2014

Customer related intangibles	4-9 years	$48,634	$(21,311)	$27,323

Technology	3-9 years	47,616	(26,189)	21,427

Other intangibles	1-5 years	4,810	(3,500)	1,310

Total		$101,060	$(51,000)	$50,060

		Cost	Accumulated Amortization	Net Book Value
As of December 31, 2013

Customer related intangibles	4-9 years	$48,634	$(18,317)	$30,317

Technology	3-9 years	47,102	(22,873)	24,229

Other intangibles	1-5 years	4,658	(2,630)	2,028

Total		$100,394	$(43,820)	$56,574

Amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue	$1,444	$1,541	$3,284	$3,082

Selling and marketing	1,499	1,232	2,995	2,464

General and administrative	481	—	901	4

Total amortization expense	$3,424	$2,773	$7,180	$5,550

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) as of June 30, 2014	Future estimated amortization expense
Remainder of 2014	$6,209

2015	11,557

2016	11,145

2017	9,564

2018	8,688

2019	2,897

$50,060

9.    ACCRUED EXPENSES

(in thousands)	June 30, 2014	December 31, 2013
Partner commissions	$1,981	$4,106

Other taxes	8,529	10,349

Employee reimbursable expenses	2,214	1,539

Dividends payable	2,291	1,145

Professional services contractor fees	2,528	1,997

Self-insurance health and dental claims	1,274	1,265

Professional fees	1,845	2,378

Short-term deferred rent	1,342	740

Income taxes payable	606	1,770

Acquisition-related costs and merger consideration	175	997

Restructuring	369	371

Sales and marketing events	4,180	308

Other	4,275	4,849

	$31,609	$31,814

10.    DEFERRED REVENUE

(in thousands)	June 30, 2014	December 31, 2013
Software license	$25,610	$28,826

Maintenance	83,917	72,715

Cloud	5,317	2,552

Services and other	5,657	6,789

Current deferred revenue	120,501	110,882

Software license	23,906	32,727

Maintenance and services	524	1,115

Cloud	105	354

Long-term deferred revenue	24,535	34,196

	$145,036	$145,078

11.    ACCRUED RESTRUCTURING COSTS

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

A summary of the restructuring activity is as follows:

(in thousands)
Balance as of December 31, 2013	$1,591

Restructuring costs	—

Cash payments	(170)

Balance as of June 30, 2014	$1,421

	As of June 30,	As of December 31,

(in thousands)	2014	2013
Reported as:

Accrued expenses	$369	$371

Other long-term liabilities	1,052	1,220

	$1,421	$1,591

12.    STOCK-BASED COMPENSATION

For the second quarter and first six months of 2014 and 2013, stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of services	$1,387	$1,014	$2,398	$2,187

Operating expenses	3,771	2,267	6,055	4,526

Total stock-based compensation before tax	$5,158	$3,281	$8,453	$6,713

Income tax benefit	(1,591)	(944)	(2,582)	(2,047)

On April 1, 2014, the Company effected a two-for-one stock split of the Company’s common stock in the form of a stock dividend. All shares of common stock and per share amounts in the Company’s unaudited condensed consolidated financial statements and in the accompanying notes for all prior periods presented have been restated to reflect the stock split, except for the number of authorized shares of common stock. See Note 1 “Accounting Policies” for further discussion.

During the first six months of 2014, the Company issued approximately 422,000 shares to its employees and 22,000 shares to its non-employee directors under the Company’s share-based compensation plans.

During the first six months of 2014, the Company granted approximately 1,049,000 restricted stock units (“RSUs”) and 1,070,000 non-qualified stock options to its employees with total fair values of approximately $20.7 million and $8.2 million, respectively. Approximately 100,000 RSUs were issued in connection with the election by employees to receive 50% of their 2014 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. Stock-based compensation of approximately $2 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

The Company recognizes stock based compensation on the accelerated recognition method, while treating each vesting tranche as if it were an individual grant. As of June 30, 2014, the Company had approximately $25.6 million of unrecognized stock- based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

13.    EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Basic (1)
Net income	$1,504	$4,703	$11,269	$13,772

Weighted-average common shares outstanding	76,286	75,898	76,385	75,896

Earnings per share, basic	$0.02	$0.06	$0.15	$0.18

Diluted (1)
Net income	$1,504	$4,703	$11,269	$13,772

Weighted-average common shares outstanding, basic	76,286	75,898	76,385	75,896
Weighted-average effect of dilutive securities:

Stock options	1,607	1,234	1,766	1,272

RSUs	387	366	412	370

Effect of assumed exercise of stock options, warrants and RSUs	1,994	1,600	2,178	1,642

Weighted-average common shares outstanding, diluted	78,280	77,498	78,563	77,538

Earnings per share, diluted	$0.02	$0.06	$0.14	$0.18

Outstanding options and RSUs excluded as impact would be antidilutive	166	216	112	404

(1)	The number of common shares and per share amounts have been retroactively restated for all prior periods presented to reflect the Company’s two-for-one common stock split effected in the form of a common stock dividend distributed on April 1, 2014.

14.    GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

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

The Company’s international revenue is from sales to clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014		2013		2014		2013
U.S.	$70,411	49%	$62,313	53%	$152,428	54%	$130,455	56%
Other Americas	5,464	4%	6,449	6%	9,304	3%	10,211	4%
United Kingdom	24,643	17%	21,228	18%	53,557	19%	36,667	16%
Other EMEA	34,008	24%	21,530	18%	50,308	18%	41,628	18%
Asia Pacific	8,459	6%	5,795	5%	17,852	6%	14,600	6%

	$142,985	100%	$117,315	100%	$283,449	100%	$233,561	100%

There were no clients accounting for 10% or more of the Company’s total revenue. There was one client accounting for 10% or more of the Company’s total outstanding trade receivables, net, as listed below:

	As of June 30,	As of December 31,
(Dollars in thousands)	2014	2013
Trade receivables, net of allowance	$114,642	$165,628
Client A	n/a	16%

15.    SUBSEQUENT EVENT

On July 1, 2014, the Company acquired all of the outstanding capital stock of Profeatable Corporation (“Profeatable”), the provider of Firefly co-browsing technology, based in Philadelphia, Pennsylvania, for $2.5 million in cash consideration, inclusive of $0.2 million in cash acquired.

The Company will incorporate the Firefly cloud-based collaboration technology into its Build for Change® platform and customer service and sales applications. This should enable organizations to enhance customer experience and increase employee productivity through collaboration. Firefly will also continue to be offered as a stand-alone solution.

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

Our acquisition of Profeatable Corporation (“Profeatable”) on July 1, 2014, allows us to integrate Profeatable’s Firefly cloud-based collaboration technology into our Build for Change® platform and customer service and sales applications. This should enable organizations to enhance customer experience and increase employee productivity through collaboration. Firefly will also continue to be offered as a stand-alone solution. The Firefly technology enables users to securely share content by simultaneously browsing web pages. It empowers agents to proactively engage customers when and where they need it most, improving customer satisfaction, and driving adoption of self-service tools to increase revenue. It also increases productivity, enabling employees to more easily collaborate on work, regardless of location.

Our acquisition of MeshLabs Software Private Limited (“MeshLabs”) on April 28, 2014, unified MeshLabs’ social listening, text analytics, and natural language processing with the existing capabilities of our customer service, marketing, and case management solutions. The combined solution enables our clients to collect social content, such as tweets, blogs, posts on Facebook or in other social communities, and enrich it by detecting language, topic, taxonomy and sentiment to deliver actionable social insight and intelligence. With this combination, our clients can monitor, triage, and respond to social content across all channels, and turn it into actionable social intelligence to improve customer engagement, increase customer retention and more effectively market and sell on social networks.

Our acquisition of Antenna Software, Inc. and its subsidiaries (“Antenna”) on October 9, 2013 expanded our Application Mobility Platform, which provides clients with a mobile application development platform to build, manage, and deploy mobile applications as part of a seamless omnichannel experience. Enterprises can manage the complex elements of the mobile application lifecycle including security, integration, testing, and management of mobile applications and devices. Our mobile application development solutions help businesses to significantly reduce their development time, deployment costs, and the complexity associated with run-the-business mobile applications. The operations of Antenna are included in our operating results from the date of acquisition. For the three and six months ended June 30, 2014, revenue of approximately $4.1 million and $8.7 million, respectively, and a net loss of approximately $2.8 million and $5.2 million, respectively, was attributable to Antenna and included in our unaudited condensed consolidated statements of operations. Due to the rapid integration of the products, sales force, and operations of Antenna, other than the maintenance and hosting revenue attributable to the recognition of the fair value of acquired deferred maintenance and hosting revenue, it may not be feasible for us to identify revenue from new arrangements solely attributable to Antenna.

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

Results of Operations

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2014	2013			2014	2013
Total revenue	$142,985	$117,315	$25,670	22%	$283,449	$233,561	$49,888	21%

Gross profit	$96,294	$79,437	$16,857	21%	$190,845	$158,030	$32,815	21%

Total operating expenses	$94,072	$72,384	$21,688	30%	$173,996	$138,026	$35,970	26%

Income from operations	$2,222	$7,053	$(4,831)	(68)%	$16,849	$20,004	$(3,155)	(16)%

Income before provision for income taxes	$2,387	$6,657	$(4,270)	(64)%	$16,928	$18,675	$(1,747)	(9)%

Revenue

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				Increase

(Dollars in thousands)	2014		2013				2014		2013

License revenue
Perpetual licenses	$33,272	62%	$24,647	61%	$8,625		$56,657	53%	$51,007	61%	$5,650

Term licenses	19,040	35%	13,230	33%	5,810		45,866	43%	28,910	35%	16,956

Subscription	1,700	3%	2,329	6%	(629)		4,103	4%	3,498	4%	605

Total license revenue	$54,012	100%	$40,206	100%	$13,806	34%	$106,626	100%	$83,415	100%	$23,211	28%

The aggregate value of new license arrangements executed during the second quarter and first six months of 2014 significantly increased compared to the same periods in 2013 due to a higher number and higher value of license arrangements executed in these periods compared to the same periods in 2013. The increase in the aggregate value of license arrangements executed was primarily due to one perpetual license arrangement larger than $10 million executed in the second quarter of 2014. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the first six months of 2014 and 2013, approximately 84% and 64%, respectively, of the value of new license arrangements were executed with existing clients.

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

The increases in perpetual license revenue during the second quarter and first six months of 2014 compared to the same periods in 2013 were primarily due to the higher value of perpetual arrangements executed during the first six months of 2014 than during the same period in 2013. The aggregate value of payments due under noncancellable perpetual licenses was $46.7 million as of June 30, 2014 compared to $34 million as of June 30, 2013. We expect to recognize $39.4 million of the $46.7 million as revenue during the remainder of 2014.

The increases in term license revenue were primarily due to revenue recognized on term license arrangements executed in the second half of 2013 and a $1.5 million prepayment of a customer arrangement in the first quarter of 2014. The aggregate value of payments due under noncancellable term licenses and our Pega Cloud arrangements grew to $252 million as of June 30, 2014 compared to 212.8 million as of June 30, 2013. We expect to recognize $36.5 million of the $252 million as revenue during the remainder of 2014 in addition to new term license and Pega Cloud agreements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts in Liquidity and Capital Resources - Cash Provided by Operating Activities.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on license arrangements that include a right to successor products or unspecified future products. Subscription revenue does not include revenue from our Pega Cloud arrangements, which is included in services. The timing of scheduled payments under client arrangements may limit the amount of revenue recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The decrease in subscription revenue during the second quarter of 2014 and the increase in subscription revenue for the first six months of 2014 compared to the same periods in 2013 were primarily due to the timing of payments for a customer arrangement.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
Maintenance revenue

Maintenance	$45,393	$37,937	$7,456	20%	$90,274	$74,259	$16,015	22%

The increases in maintenance revenue were primarily due to the growth in the aggregate value of the installed base of our software and continued strong renewal rates. Maintenance revenue primarily attributable to recognition of the fair value of the acquired Antenna deferred maintenance revenue was $0.2 million and $0.5 million in the second quarter and first six months of 2014, respectively.

	Three Months Ended June 30,				Increase (Decrease)			Six Months Ended June 30,				Increase (Decrease)
(Dollars in thousands)	2014		2013					2014		2013
Services revenue
Consulting services	$38,835	89%	$36,189	92%	$2,646	7%		$76,911	89%	69,372	91%	$7,539	11%

Cloud	3,727	9%	1,945	5%	1,782	92%		7,585	9%	3,803	5%	3,782	99%

Training	1,018	2%	1,038	3%	(20)	(2	) %	2,053	2%	2,712	4%	(659)	(24	) %

Total services	$43,580	100%	$39,172	100%	$4,408	11%		$86,549	100%	$75,887	100%	$10,662	14%

Consulting services primarily relate to new license implementations. The increase in consulting services revenue during the second quarter of 2014 was primarily due to the higher number of projects at higher realization rates compared to the second quarter of 2013, and $1.1 million of revenue from Antenna. The increase in consulting services revenue during the first six months of 2014 was a result of unusually low services revenue in the first quarter of 2013 mainly because many of our large fourth quarter 2012 license arrangements were for the purchase of additional usage, which did not require implementation services. In addition, the increase in consulting services revenue during the first six months of 2014 was due to $2.2 million in revenue from Antenna. Our consulting services may be lower in future periods as our clients are becoming enabled and our partners may be leading more projects.

Cloud represents revenue from our Pega Cloud offerings. The increases in cloud revenue during the second quarter and first six months of 2014 were primarily due to $1 million and $2.2 million, respectively, in revenue attributable to Antenna.

The decrease in our training revenue during the first six months of 2014 was primarily due to the increased adoption of our PegaACADEMY self-service online training by our partners, which has a significantly lower average price per student as compared to our traditional instructor-led training.

Gross profit

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2014	2013			2014	2013
Gross Profit

Software license	$52,835	$38,630	$14,205	37%	$103,870	$80,256	$23,614	29%

Maintenance	40,349	34,165	6,184	18%	80,566	66,752	13,814	21%

Services	3,110	6,642	(3,532)	(53) %	6,409	11,022	(4,613)	(42) %

Total gross profit	$96,294	$79,437	$16,857	21%	$190,845	$158,030	$32,815	21%

Total gross profit %	67%	68%			67%	68%

Software license gross profit %	98%	96%			97%	96%

Maintenance gross profit %	89%	90%			89%	90%

Services gross profit %	7%	17%			7%	15%

The increases in total gross profit were primarily due to increases in software license and maintenance revenue.

The decreases in services gross profit percent were primarily due to $1.8 million of gross margin loss associated with Antenna projects and approximately $1.2 million of costs incurred on several consulting projects in the second quarter and first six months of 2014, for which the corresponding revenue will be recognized in future periods, as revenue recognition criteria had not been met. In addition, these services gross profit decreases were due to subcontractor and employee-related expenses as a result of the increased on-boarding and enablement costs due to demand for consulting projects.

Operating expenses

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
Amortization of intangibles:
Cost of revenue	$1,444	$1,541	$(97)	(6) %	$3,284	$3,082	$202	7%

Selling and marketing	1,499	1,232	267	22%	2,995	2,464	531	22%

General and administrative	481	—	481	n/m	901	4	897	n/m

	$3,424	$2,773	$651	23%	$7,180	$5,550	$1,630	29%

n/m - not meaningful

The increases in amortization expense during the second quarter and first six months of 2014 were due to the amortization associated with $10.4 million of intangibles acquired from Antenna in October 2013.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
Selling and marketing
Selling and marketing	$56,342	$45,346	$10,996	24%	$102,149	$84,616	$17,533	21%

As a percent of total revenue	39%	39%			36%	36%

Selling and marketing headcount at June 30,					614	539	75	14%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in selling and marketing expenses during the second quarter of 2014 compared to the same period in 2013 was primarily due to a $4.6 million increase in compensation and benefit expenses associated with higher headcount, a $3 million increase in commission expense associated with the higher value of new license arrangements executed during the second quarter of 2014 compared to the second quarter of 2013, a $1.6 million increase in marketing and sales program expenses primarily related to PegaWORLD, our annual user conference, a $0.8 million increase in employee travel and entertainment expenses, a $0.3 million increase in rent and rent-related expenses, and a $0.3 million increase in amortization expense due to the Antenna customer-related intangible assets.

The increase in selling and marketing expenses during the first six months of 2014 compared to the same period in 2013 was primarily due to a $7.7 million increase in compensation and benefit expenses associated with higher headcount, a $3.7 million increase in commission expense associated with the higher value of new license arrangements executed during the first six months of 2014 compared to the first six months of 2013, a $2 million increase in marketing and sales program expenses primarily related to PegaWORLD, a $1.5 million increase in employee travel and entertainment expenses, a $0.5 million increase in rent and rent-related expenses, and a $0.5 million increase in amortization expense due to the Antenna customer-related intangible assets.

Effective January 1, 2014, we realigned the organizational structure of our product management and design team. As a result of this realignment, we changed the classification of this team’s expenses from selling and marketing to research and development as the roles of the members of this team are now aligned with our research and development efforts. The decrease caused by this realignment partially offset the increase in headcount as well as the overall increase in selling and marketing expenses during the second quarter and first six months of 2014 compared to the same periods in 2013.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
Research and development

Research and development	$27,323	$19,761	$7,562	38%	$51,932	$39,337	$12,595	32%

As a percent of total revenue	19%	17%			18%	17%

Research and development headcount at June 30,					1,020	792	228	29%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products as well as enhancements and engineering changes to existing products.

The realignment of the organizational structure of our product management and design team as discussed above contributed to the increase in headcount as well as the overall increase in research and development expense during the second quarter and first six months of 2014 compared to the same periods in 2013.

The increase in headcount also reflects the impact of Antenna and the growth in our India research facility as we have been replacing contractors with employees. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses during the second quarter of 2014 compared to the same period in 2013 was primarily due to a $5.6 million increase in compensation and benefit expenses associated with higher headcount inclusive of the compensation and benefit expenses associated with our product management and design group now included in research and development, a $0.6 million increase in expendable equipment, a $0.5 million increase in contracted professional services, and a $0.4 million increase in rent and rent-related expenses.

The increase in research and development expenses during the first six months of 2014 compared to the same period in 2013 was primarily due to a $9.2 million increase in compensation and benefit expenses associated with higher headcount inclusive of the compensation and benefit expenses associated with our product management and design group now included in research and development, a $1.2 million increase in expendable equipment, a $0.6 million increase in contracted professional services, and a $0.6 million increase in rent and rent-related expenses.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
General and administrative

General and administrative	$10,250	$7,277	$2,973	41%	$19,552	$14,073	$5,479	39%

As a percent of total revenue	7%	6%			7%	6%

General and administrative headcount at June 30,					286	248	38	15%

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

The increase in general and administrative expenses during the second quarter of 2014 compared to the same period in 2013 was primarily due to a $1.4 million increase in compensation and benefits associated with higher headcount, a $0.8 million increase in professional fees, and a $0.4 million increase in amortization associated with the Antenna trademark intangible asset.

The increase in general and administrative expenses during the first six months of 2014 compared to the same period in 2013 was primarily due to a $2.7 million increase in compensation and benefits associated with higher headcount, $1.7 million increase in professional fees, and a $0.8 million increase in amortization associated with the Antenna trademark intangible asset.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
Cost of services	$1,387	$1,014	$373	37%	$2,398	$2,187	$211	10%

Operating expenses	3,771	2,267	1,504	66%	6,055	4,526	1,529	34%

Total stock-based compensation before tax	5,158	3,281	1,877	57%	8,453	6,713	1,740	26%

Income tax benefit	(1,591)	(944)			(2,582)	(2,047)

The increases in stock-based compensation expense during the second quarter and first six months of 2014 were primarily due to the timing of the 2013 and 2012 annual periodic equity grants, which occurred in March 2014 and December 2012, respectively, as well as the higher value of the 2013 annual periodic equity grant and executive new hire grants made since June 30, 2013.

Non-operating income and expenses, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013			2014	2013
Foreign currency transaction (loss) gain	$(4)	$(437)	$433	(99) %	$318	$(2,327)	$2,645	(114) %

Interest income, net	163	135	28	21%	287	253	34	13%

Other income (expense), net	6	(94)	100	(106) %	(526)	745	(1,271)	(171) %

Non-operating gain (loss)	$165	$(396)	$561	(142) %	$79	$(1,329)	$1,408	(106) %

During the second quarter of 2014, we did not enter into any forward contracts as we are in the process of reassessing our hedging strategy.

We have historically used foreign currency forward contracts (“forward contracts”) to manage our exposure to changes in foreign currency denominated accounts receivable, intercompany payables, and cash primarily held by our U.S. operating company. We have not designated these forward contracts as hedging instruments and as a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other income (expense), net. The fluctuations in the value of these forward contracts recorded in other income (expense), net, partially offset in net income, the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company recorded in foreign currency transaction (loss) gain.

We have been primarily exposed to the fluctuation in the British pound and Euro relative to the U.S. dollar. More recently, we have experienced increased levels of exposure to the Australian dollar and Indian rupee. See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for discussion of our use of forward contracts.

The total change in the fair value of our forward contracts recorded in other income (expense), net, during the first six months of 2014 and 2013 was a loss of $(0.5) million and a gain of $0.7 million, respectively.

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate and adjust for discrete tax items recorded in the same period. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the second quarter of 2014 and 2013, we recorded a tax provision of $0.9 million and $2 million, respectively, which resulted in an effective tax rate of 37% and 29.4%, respectively. During the first six months of 2014 and 2013, we recorded a provision of $5.7 million and $4.9 million, respectively, which resulted in an effective tax rate of 33.4% and 26.3%, respectively. Our effective tax rate for second quarter and first six months of 2013 was below the statutory rate primarily due to a $0.8 million tax benefit related to our 2012 research and experimentation credit recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013. Our effective tax rate for the second quarter and first six months of 2014 was higher than in the same periods in 2013 primarily because the research and experimentation credit has not yet been extended to 2014 and the increase in non-deductible foreign stock-based compensation expense in the second quarter and first six months of 2014 compared to the same periods in 2013.

Liquidity and capital resources

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash provided by (used in):

Operating activities	$73,935	$64,280

Investing activities	(18,008)	(26,122)

Financing activities	(11,287)	(8,678)

Effect of exchange rate on cash	2,240	(3,160)

Net increase in cash and cash equivalents	$46,880	$26,320

	As of	As of
	June 30, 2014	December 31, 2013
Total cash, cash equivalents, and marketable securities	$216,213	$156,692

The increase in cash and cash equivalents was primarily due to the significant increase in cash provided by operating activities associated with our strong accounts receivable collections during the first six months of 2014, which were generated from our significant arrangements executed in the fourth quarter of 2013 and first six months of 2014. We believe that our current cash, cash equivalents, and cash flow from operations will be sufficient to fund our operations, our dividend payments and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. On October 9, 2013, we acquired Antenna for $26.3 million in cash. During the first quarter of 2014, we paid $0.8 million of the remaining merger consideration related to the final working capital adjustment for Antenna. During the second quarter of 2014, we paid $0.8 million in cash consideration to acquire Meshlabs.

As of June 30, 2014, approximately $64.2 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers of cash provided by operating activities during the first six months of 2014 were net income of $11.3 million and the $46 million net change in assets and liabilities. The net change in assets and liabilities primarily consisted of a decrease in accounts receivable due to our significant strong collections, partially offset by an increase in income taxes receivable due to estimated tax payments and the tax benefits associated with domestic stock-based compensation.

The primary drivers of cash provided by operating activities during the first six months of 2013 were net income of $13.8 million, and the $31.8 million net change in assets and liabilities. The net change in assets and liabilities primarily consisted of a decrease in accounts receivable due to higher collections, partially offset by a decrease in accounts payable and accrued expenses due to the timing of payments for compensation-related accruals.

Future Cash Receipts from License and Cloud Arrangements

Total contractual future cash receipts due from our existing license and Pega Cloud agreements was approximately $298.7 million as of June 30, 2014 compared to $246.8 million as of June 30, 2013. The future cash receipts due as of June 30, 2014 are summarized as follows:

(in thousands) as of June 30, 2014	Contractual payments for term licenses and cloud arrangements not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2014	$36,483	$39,367	$75,850

2015	78,220	4,175	82,395

2016	66,564	3,128	69,692

2017	37,636	—	37,636

2018 and thereafter	33,085	—	33,085

Total	$251,988	$46,670	$298,658

(1)	These amounts include contractual future cash receipts related to our on-premise term licenses and hosted Pega Cloud service offerings. The amounts related to our on-premise term licenses will be recognized as term license revenue in the future over the term of the agreement as payments become due or earlier if prepaid. Future fees associated with our Pega Cloud arrangements will be recognized ratably as cloud revenue within services revenue over the term of the agreement.

(2)	These amounts will be recognized as revenue in future periods and relate to perpetual licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the first six months of 2014, cash used in investing activities was primarily for purchases of marketable debt securities of $29.5 million, partially offset by the proceeds received from the maturities of marketable debt securities of $16 million.

During the first six months of 2013, cash used in investing activities was primarily for purchases of marketable debt securities of $32.7 million, partially offset by the proceeds received from the maturities of marketable debt securities of $8.5 million.

Payments for acquisitions during the first six months of 2014 totaled $1.6 million, comprised of the payment of the final working capital adjustment to the Antenna shareholders and cash consideration to acquire MeshLabs, in the first and second quarters of 2014, respectively.

Cash used in financing activities

Cash used in financing activities during the first six months of 2014 and 2013 was primarily for repurchases of our common stock. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $104.5 million of our common stock. Purchases under these programs have been made on the open market.

On March 6, 2014, our Board of Directors approved a two-for-one stock split of our common stock in the form of a stock dividend. On April 1, 2014, each stockholder of record at the close of business on March 20, 2014 (the “Record Date”) received as a dividend one additional share of common stock, par value $.01, for each share of common stock held on the Record Date. The number of shares and per share amounts for all prior periods presented have been retroactively restated to reflect our two-for-one common stock split, except for the number of authorized shares of common stock. The following table is a summary of our repurchase activity under all of our repurchase programs during the first six months of 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$14,433		$14,793

Repurchases paid	419,900	(8,305)	512,438	(7,199)

Repurchases unsettled	—	—	314	(5)

Authorization remaining as of June 30,		$6,128		$7,589

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first six months of 2014 and 2013, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 700,000 shares and 731,000 shares, respectively, of which only 394,000 shares and 401,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first six months of 2014 and 2013, instead of receiving cash from the equity holders, we withheld shares with a value of $3.4 million and $2.8 million, respectively, for withholding taxes, and $2.9 million and $2 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first six months of 2014 and 2013.

Dividends

We declared a cash dividend of $0.045 and $0.03 per share on a post-split basis in the first six months of 2014 and 2013, respectively. We paid cash dividends of $2.3 million and $1.1 million in the first six months of 2014 and 2013, respectively. Our Board of Directors authorized the acceleration of the payment of the fourth quarter 2012 dividend to be paid in December 2012 rather than in January 2013. Therefore, there was no dividend payment in the first quarter of 2013. On May 27, 2014, we announced an increase in our quarterly cash dividend from $0.015 to $0.03 per share. As a result, it is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates.

We have historically entered into foreign currency forward contracts to partially mitigate our exposure to the fluctuations in foreign exchange rates. The fluctuations in the value of these forward contracts partially offsets the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company recorded in foreign currency transaction (loss) gain, thus partially mitigating the volatility.

During the second quarter of 2014, we did not enter into any forwards contracts as we are in the process of reassessing our hedging strategy.

See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first six months of 2014. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion of our market risk exposure.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2014. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first six months of 2014 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the second quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands) (2)
4/1/2014 - 4/30/2014	97,753	$16.96	97,753	$8,298

5/1/2014 - 5/31/2014	59,072	18.26	59,072	7,219

6/1/2014 - 6/30/2014	52,177	20.90	52,177	6,128

Total	209,002	$18.31

(1)	The number of shares and per share amounts have been retroactively restated to reflect the Company’s two-for-one common stock split effected in the form of a stock dividend distributed April 1, 2014.

(2)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $104.5 million of our common stock. On December 16, 2013, we announced that our Board of Directors extended the expiration date of the current stock repurchase program (the “Current Program”) to December 31, 2014 and authorized the Company to repurchase up to $15 million of our stock between December 11, 2013 and December 31, 2014. Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

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

Pegasystems Inc.

Date: August 5, 2014	By:	/s/ RAFEAL E. BROWN

Rafeal E. Brown

Chief Financial Officer, Chief Administrative Officer and Senior Vice President
(principal financial officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

3.1	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of the State of Massachusetts on June 13, 2014.

10.1+	Compensation program for non-employee members of the Registrant’s Board of Directors.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

+	Management contracts and compensatory plans or arrangements.