Form 10-Q
period 2014-09-30
PEGASYSTEMS INC
filed 2014-11-04
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

There were 76,348,914 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 24, 2014.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	September 30, 2014	December 31, 2013
ASSETS

Current assets:

Cash and cash equivalents	$136,545	$80,231

Marketable securities	92,026	76,461

Total cash, cash equivalents, and marketable securities	228,571	156,692

Trade accounts receivable, net of allowance of $1,589 and $1,997	103,439	165,641

Deferred income taxes	12,328	12,336

Income taxes receivable	11,949	4,392

Other current assets	10,096	9,148

Total current assets	366,383	348,209

Property and equipment, net	28,881	28,957

Long-term deferred income taxes	58,129	56,745

Long-term other assets	2,882	2,526

Intangible assets, net	47,880	56,574

Goodwill	45,009	43,469

Total assets	$549,164	$536,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,060	$3,671

Accrued expenses	35,039	31,624

Accrued compensation and related expenses	40,462	44,401

Deferred revenue	128,259	110,690

Total current liabilities	211,820	190,386

Income taxes payable	20,951	21,269

Long-term deferred revenue	20,645	34,196

Other long-term liabilities	17,473	18,841

Total liabilities	270,889	264,692

Stockholders’ equity (1):

Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—

Common stock, 200,000 shares and 100,000 shares authorized; 76,381 shares and 76,324 shares issued and outstanding	764	764

Additional paid-in capital	140,464	139,565

Retained earnings	135,246	127,826

Accumulated other comprehensive income	1,801	3,633

Total stockholders’ equity	278,275	271,788

Total liabilities and stockholders’ equity	$549,164	$536,480

(1) The number of common shares outstanding for all prior periods has been retroactively restated to reflect the Company’s two-for-one common stock split effected in the form of a common stock dividend distributed on April 1, 2014.

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:

Software license	$48,292	$44,802	$154,918	$128,217

Maintenance	47,281	37,979	137,555	112,238

Services	42,058	39,230	128,607	115,117

Total revenue	137,631	122,011	421,080	355,572

Cost of revenue:

Software license	1,076	1,592	3,832	4,751

Maintenance	5,385	3,599	15,093	11,106

Services	39,921	32,907	120,061	97,772

Total cost of revenue	46,382	38,098	138,986	113,629

Gross profit	91,249	83,913	282,094	241,943

Operating expenses:

Selling and marketing	48,623	42,663	150,772	127,279

Research and development	28,558	19,786	80,490	59,123

General and administrative	8,825	7,130	28,377	21,203

Acquisition-related	54	545	417	545

Restructuring	192	—	192	—

Total operating expenses	86,252	70,124	260,248	208,150

Income from operations	4,997	13,789	21,846	33,793

Foreign currency transaction (loss) gain	(2,845)	661	(2,527)	(1,666)

Interest income, net	181	123	468	376

Other income (expense), net	19	(1,163)	(507)	(418)

Income before provision for income taxes	2,352	13,410	19,280	32,085

Provision for income taxes	470	4,700	6,129	9,603

Net income	$1,882	$8,710	$13,151	$22,482

Earnings per share (1):
Basic	$0.02	$0.11	$0.17	$0.30

Diluted	$0.02	$0.11	$0.17	$0.29

Weighted-average number of common shares outstanding (1):

Basic	76,351	75,910	76,312	75,900

Diluted	78,653	78,158	78,531	77,744

Cash dividends declared per share	$0.030	$0.015	$0.075	$0.045

(1) The number of common shares and per share amounts have been retroactively restated for all prior periods presented to reflect the Company’s two-for-one common stock split effected in the form of a common stock dividend distributed on April 1, 2014.

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,882	$8,710	$13,151	$22,482

Other comprehensive (loss) income:

Unrealized (loss) gain on securities, net of tax	(90)	113	(62)	(32)

Foreign currency translation adjustments	(3,046)	2,340	(1,770)	(147)

Total other comprehensive (loss) income	(3,136)	2,453	(1,832)	(179)

Comprehensive (loss) income	$(1,254)	$11,163	$11,319	$22,303

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:

Net income	$13,151	$22,482

Adjustments to reconcile net income to cash provided by operating activities:

Excess tax benefits from exercise or vesting of equity awards	(3,754)	(2,670)

Deferred income taxes	(1,845)	(537)

Depreciation and amortization	17,167	14,173

Stock-based compensation expense	13,721	9,713

Foreign currency transaction loss	2,527	1,666

Other non-cash items	939	2,736

Change in operating assets and liabilities:

Trade accounts receivable	59,049	42,611

Income taxes receivable and other current assets	(3,839)	2,599

Accounts payable and accrued expenses	(1,448)	(5,762)

Deferred revenue	4,287	(3,836)

Other long-term assets and liabilities	(1,688)	260

Cash provided by operating activities	98,267	83,435

Investing activities:

Purchase of marketable securities	(36,232)	(56,645)

Matured and called marketable securities	22,156	21,129

Payments for acquisitions, net of cash acquired	(2,600)	—

Investment in property and equipment	(5,809)	(4,158)

Cash used in investing activities	(22,485)	(39,674)

Financing activities:

Issuance of common stock for share-based compensation plans	629	970

Excess tax benefits from exercise or vesting of equity awards	3,754	2,670

Dividend payments to shareholders	(4,581)	(2,281)

Common stock repurchases for tax withholdings for net settlement of equity awards	(4,939)	(4,123)

Common stock repurchases under share repurchase programs	(12,266)	(9,178)

Cash used in financing activities	(17,403)	(11,942)

Effect of exchange rate on cash and cash equivalents	(2,065)	(517)

Net increase in cash and cash equivalents	56,314	31,302

Cash and cash equivalents, beginning of period	80,231	77,525

Cash and cash equivalents, end of period	$136,545	$108,827

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

During the third quarter and nine months of 2014, the Company adjusted the purchase price allocation of its acquisition of Antenna Software, Inc. (together with its subsidiaries, “Antenna”) on October 9, 2013. As required by applicable business combination accounting rules, these adjustments were applied retrospectively. These revisions did not have any impact on the Company’s previously reported results of operations or cash flows. See Note 7 “Acquisitions” and Note 8 “Goodwill and Other Intangible Assets” for further discussion of these adjustments.

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

3. MARKETABLE SECURITIES

(in thousands)	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$35,595	68	(4)	$35,659

Corporate bonds	53,483	25	(83)	53,425

Certificates of deposit	2,939	3	—	2,942

	$92,017	96	(87)	$92,026

(in thousands)	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$41,545	75	(20)	$41,600

Corporate bonds	31,868	52	(4)	31,916

Certificates of deposit	2,948	1	(4)	2,945

	$76,361	128	(28)	$76,461

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of September 30, 2014, remaining maturities of marketable debt securities ranged from October 2014 to February 2017, with a weighted-average remaining maturity of approximately 13 months.

4.    DERIVATIVE INSTRUMENTS

The Company has historically used foreign currency forward contracts (“forward contracts”) to manage its exposure to changes in foreign currency denominated accounts receivable, intercompany payables and cash primarily held by the U.S. operating company. The Company is primarily exposed to fluctuations in the British pound, Euro, Australian dollar and Indian rupee relative to the U.S. dollar.

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

The Company is in the process of reassessing its hedging strategy and has not entered into any forward contracts since February 2014. As of September 30, 2014 and December 31, 2013, the Company did not have any forward contracts outstanding.

The Company entered into forward contracts with notional values as follows:

	Notional Amount
	Three Months Ended September 30,				Nine Months Ended September 30,

Foreign currency (in thousands)	2014		2013		2014		2013

Euro		€—		€28,500		€21,900		€61,000

British pound		£—		£26,000		£26,500		£59,500

Australian dollar	A$	—	A$	15,500	A$	12,900	A$	15,500

Indian rupee	Rs	—	Rs	460,000	Rs	204,000	Rs	460,000

The total change in the fair value of the Company’s forward contracts recorded in other income (expense), net, was as follows:

	Change in Fair Value in USD
	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2014	2013	2014	2013

(Loss) included in other income (expense), net	$—	$(1,173)	$(532)	$(430)

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

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Money market funds	$4,722	$4,722	$—

Marketable securities:

Municipal bonds	$35,659	$10,401	$25,258

Corporate bonds	53,425	53,425	—

Certificates of deposit	2,942	—	2,942

Total marketable securities	$92,026	$63,826	$28,200

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Money market funds	$2,232	$2,232	$—

Marketable securities:

Municipal bonds	$41,600	$10,569	$31,031

Corporate bonds	31,916	31,916	—

Certificates of deposit	2,945	—	2,945

Total marketable securities	$76,461	$42,485	$33,976

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the nine months of 2014 and 2013, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

6.    TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	September 30, 2014	December 31, 2013

Trade accounts receivable	$79,717	$129,020

Unbilled trade accounts receivable	25,311	38,618

Total accounts receivable	105,028	167,638

Allowance for sales credit memos	(1,589)	(1,997)

	$103,439	$165,641

Unbilled trade accounts receivable primarily related to services revenue earned under time and material arrangements, and maintenance and license arrangements that had not been invoiced.

7.    ACQUISITIONS

Profeatable

On July 1, 2014, the Company acquired all of the outstanding capital stock of Profeatable Corporation (“Profeatable”), the provider of Firefly co-browsing technology, based in Philadelphia, Pennsylvania, for $2.3 million in cash consideration, inclusive of $0.2 million in cash acquired, of which $1.1 million will be paid within one year from the acquisition date or earlier, based on the achievement of certain performance milestones.

MeshLabs

On April 28, 2014, the Company acquired the assets of MeshLabs Software Private Limited (“MeshLabs”), a provider of advanced text analytics and social engagement solutions based in Bangalore, India, for $0.8 million in cash consideration.

Antenna

On October 9, 2013, the Company acquired Antenna, a leading provider of mobile application development platforms. The Company acquired all of the outstanding capital stock of Antenna in a cash merger for $27.1 million, including the final working capital adjustment to the purchase price, which was paid by the Company in the first quarter of 2014. The total purchase price of $27.1 million included $4.2 million, which was deposited in escrow to secure the selling stockholders’ indemnification obligations to the Company. Under the merger agreement, this amount may be due to the former shareholders of Antenna in or before April 2015 less any amounts presented and approved for payment against the escrow. During the nine months of 2014, the Company incurred and recorded direct and incremental expenses associated with the transaction of $0.3 million, which were primarily professional fees.

The operations of Antenna are included in the Company’s operating results from the date of acquisition. Due to the integration of the products, sales force, and operations of Antenna, other than the maintenance and hosting revenue attributable to the recognition of the fair value of acquired deferred maintenance and hosting revenue, it is no longer feasible for the Company to identify revenue from new arrangements solely attributable to Antenna.

In the nine months of 2014, the Company made $6 million in purchase price adjustments to goodwill. These purchase price adjustments are also reflected retrospectively as of December 31, 2013 in the accompanying unaudited condensed consolidated balance sheet.

As of September 30, 2014, as a result of the purchase price allocation, the Company recognized $23.0 million of goodwill, which is primarily due to the expected synergies of the combined entities and the workforce in place. The goodwill created by the transaction is nondeductible for tax purposes. The Company recorded $37.2 million of deferred tax assets, a $27.7 million valuation allowance related to the Company’s determination it will not be able to utilize all of the acquired Antenna federal and foreign net operating losses due to various limitations and restrictions, and a $6.9 million deferred tax liability associated with the acquired intangibles, for a net deferred tax asset of $2.6 million. A summary of the final purchase price allocation for the acquisition of Antenna is as follows:

(in thousands)

Total purchase consideration:

Cash	$27,141

Allocation of the purchase consideration:

Cash	$783

Accounts receivable, net of allowance	4,184

Other assets	3,951

Property and equipment	655

Deferred tax assets, net	2,638

Identifiable intangible assets	10,355

Goodwill	23,018

Accounts payable	(1,396)

Accrued liabilities	(12,861)

Deferred revenue	(4,186)

Net assets acquired	$27,141

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

	Pro Forma
	Three Months Ended	Nine Months Ended
(in thousands, except per share amounts)	September 30, 2013

Revenue	$131,301	$379,595

Net income	$9,750	$19,413

Net income per basic share	$0.13	$0.26

Net income per diluted share	$0.12	$0.25

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill:

(in thousands)	2014

Balance as of January 1,	$37,463

Purchase price adjustments to goodwill retroactively applied (1)	6,006

Goodwill acquired	1,540

Balance as of September 30,	$45,009

(1) The purchase price adjustments identified during the nine months of 2014 have been retroactively applied as of December 31, 2013.

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value
As of September 30, 2014

Customer related intangibles	4-9 years	$48,634	$(22,813)	$25,821

Technology	3-9 years	48,342	(27,539)	20,803

Other intangibles	1-5 years	5,361	(4,105)	1,256

Total		$102,337	$(54,457)	$47,880

		Cost	Accumulated Amortization	Net Book Value
As of December 31, 2013

Customer related intangibles	4-9 years	$48,634	$(18,317)	$30,317

Technology	3-9 years	47,102	(22,873)	24,229

Other intangibles	1-5 years	4,658	(2,630)	2,028

Total		$100,394	$(43,820)	$56,574

Amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue	$1,382	$1,540	$4,666	$4,622

Selling and marketing	1,501	1,232	4,496	3,696

General and administrative	574	—	1,475	4

Total amortization expense	$3,457	$2,772	$10,637	$8,322

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) as of September 30, 2014	Future estimated amortization expense
Remainder of 2014	$3,149

2015	12,073

2016	11,386

2017	9,688

2018	8,688

2019	2,896

$47,880

9.    ACCRUED EXPENSES

(in thousands)	September 30, 2014	December 31, 2013
Partner commissions	$1,592	$4,106

Other taxes	10,080	10,381

Employee reimbursable expenses	2,378	1,539

Dividends payable	2,293	1,145

Professional services contractor fees	2,318	1,997

Self-insurance health and dental claims	1,351	1,265

Professional fees	1,860	2,868

Short-term deferred rent	1,401	740

Income taxes payable	733	1,450

Acquisition-related expenses and merger consideration	1,259	902

Restructuring	816	371

Marketing expenses and programs	2,166	1,279

Purchased securities settled after period end	2,997	—

Other	3,795	3,581

	$35,039	$31,624

10.    DEFERRED REVENUE

(in thousands)	September 30, 2014	December 31, 2013
Software license	$44,470	$28,826

Maintenance	73,573	72,715

Cloud	3,826	2,360

Services and other	6,390	6,789

Current deferred revenue	128,259	110,690

Software license	20,227	32,727

Maintenance and services	380	1,115

Cloud	38	354

Long-term deferred revenue	20,645	34,196

	$148,904	$144,886

11.    ACCRUED RESTRUCTURING

During the fourth quarter of 2013, in connection with the Company’s evaluation of its combined facilities with Antenna, the Company approved a plan to eliminate space within one facility. The Company ceased use of this space during the fourth quarter of 2013 and recognized $1.7 million of restructuring expenses. During the third quarter of 2014, the Company restructured the remaining space within the same facility, revised its restructuring estimate, and recognized $0.2 million in additional restructuring expense. These restructuring expenses represent future lease payments and demising costs, net of estimated sublease income for this space. The lease expires in 2021.

A summary of the restructuring activity is as follows:

(in thousands)
Balance as of December 31, 2013	$1,591

Restructuring expenses	192

Cash payments	(257)

Other	(128)

Balance as of September 30, 2014	$1,398

	As of September 30,	As of December 31,

(in thousands)	2014	2013
Reported as:

Accrued expenses	$816	$371

Other long-term liabilities	582	1,220

	$1,398	$1,591

12.    STOCK-BASED COMPENSATION

Stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Cost of services	$1,418	$947	$3,816	$3,134

Operating expenses	3,850	2,053	9,905	6,579

Total stock-based compensation before tax	$5,268	$3,000	$13,721	$9,713

Income tax benefit	(1,395)	(893)	(3,977)	(2,941)

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

During the nine months of 2014, the Company issued approximately 635,000 shares to its employees and 29,000 shares to its non-employee directors under the Company’s share-based compensation plans.

During the nine months of 2014, the Company granted approximately 1,193,000 restricted stock units (“RSUs”) and 1,299,000 non-qualified stock options to its employees with total fair values of approximately $23.7 million and $9.9 million, respectively. Approximately 100,000 RSUs were issued in connection with the election by employees to receive 50% of their 2014 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. Stock-based compensation of approximately $2 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

The Company recognizes stock based compensation on the accelerated recognition method, while treating each vesting tranche as if it were an individual grant. As of September 30, 2014, the Company had approximately $24.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Basic (1)

Net income	$1,882	$8,710	$13,151	$22,482

Weighted-average common shares outstanding	76,351	75,910	76,312	75,900

Earnings per share, basic	$0.02	$0.11	$0.17	$0.30

Diluted (1)
Net income	$1,882	$8,710	$13,151	$22,482

Weighted-average common shares outstanding, basic	76,351	75,910	76,312	75,900
Weighted-average effect of dilutive securities:

Stock options	1,730	1,826	1,754	1,458

RSUs	572	422	465	386

Effect of assumed exercise of stock options, warrants and RSUs	2,302	2,248	2,219	1,844

Weighted-average common shares outstanding, diluted	78,653	78,158	78,531	77,744

Earnings per share, diluted	$0.02	$0.11	$0.17	$0.29

Outstanding options and RSUs excluded as impact would be antidilutive	107	66	110	292

(1)	The number of common shares and per share amounts have been retroactively restated for all prior periods presented to reflect the Company’s two-for-one common stock split effected in the form of a common stock dividend distributed on April 1, 2014.

14.    GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses its software solutions and provides consulting services, maintenance, and training related to its software. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides business process solutions in the enterprise applications market. To assess performance, the Company’s CODM reviews financial information on a consolidated basis. The Company has one operating segment after completing the integration of Antenna’s operations. Therefore, the Company determined it has one reportable segment — Digital Enterprise Business Solutions.

The Company’s international revenue is from sales to clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014		2013		2014		2013
U.S.	$77,792	57%	$59,034	49%	$230,220	55%	$189,489	53%
Other Americas	12,195	9%	4,208	3%	21,499	5%	14,419	4%
United Kingdom	19,098	14%	22,115	18%	72,655	17%	58,782	17%
Other EMEA	15,910	11%	24,910	20%	66,218	16%	66,538	19%
Asia Pacific	12,636	9%	11,744	10%	30,488	7%	26,344	7%

	$137,631	100%	$122,011	100%	$421,080	100%	$355,572	100%

There were no clients accounting for 10% or more of the Company’s total revenue during the third quarter and nine months of 2014 and 2013. Clients accounting for 10% or more of the Company’s total outstanding trade receivables, net, are as follows:

	As of September 30,	As of December 31,
(Dollars in thousands)	2014	2013
Trade receivables, net of allowance	$103,439	$165,641
Client A	n/a	16%

15.    SUBSEQUENT EVENT

On October 31, 2014, the Company acquired, Ultima IT (“Ultima”), a leading provider of consulting and services for developing strategic business applications, CRM and IT Infrastructure in the Turkish market, for $3.1 million in cash consideration, inclusive of $1.7 million in cash acquired. In addition, the Ultima shareholders are eligible to receive additional cash consideration based on the achievement of certain performance milestones through the end of 2016.

The Company believes the acquisition will reinforce its support network for existing and new clients in Turkey.

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

Business overview

We develop, market, license, and support a software application development platform that enables enterprises to build and integrate strategic business processes into their customer engagement strategies. Our Pega 7 platform (“Pega 7”) assists our clients in building, deploying, and evolving enterprise applications, creating an environment in which business and IT can collaborate to manage back office operations, front office sales, marketing, and/or customer service needs. We also provide consulting services, maintenance, and training for our software, as well as a variety of applications. Pega 7 is available for installation on premises, and is also cloud enabled.

Our current clients are primarily Global 500 companies and government agencies that seek to manage complex enterprise systems and customer service issues more nimbly and cost-effectively. Our license revenue is primarily derived from sales of the Pega 7 platform and our related applications in the areas of customer service and support, sales and onboarding, marketing, and operations.

Our platform provides a model-driven, visual code-free approach to application development that enables business and IT to collaborate in delivering applications faster and more accurately than traditional Java-based development approaches. Our software uses visual models to capture business processes, and then generates the code for the application from the model. Changes to the code are made by changing the model, and application documentation is generated directly from the model as well. Our recently introduced Pega Cloud® service also provides our clients with the option to build, test, and deploy their applications in a Cloud environment.

Pega 7 and our related applications are used by our clients in financial services, insurance, healthcare, communications and media, life sciences, manufacturing, high technology, government, and other verticals. We continue to invest heavily in research and development to continue improving our software, and most recently have added mobile and “co-browsing” capabilities as more fully described below. We sell our software directly, and also through a network of business and technology alliances. Our partners include major systems integrators, management consulting firms, technology providers, and application developers.

Customer Service and Support:

Our acquisition of Profeatable Corporation (“Profeatable”) on July 1, 2014, allows us to integrate Profeatable’s Firefly Cloud-based collaboration technology into the Pega 7 platform as well as our customer service and sales applications. The Firefly technology enables users to share content by simultaneously “co-browsing” Web pages. The Profeatable technology is designed to allow our clients to engage customers in real time and on line, and can also be used to enable employees to collaborate on work, regardless of location.

Social Context:

Our acquisition of MeshLabs Software Private Limited (“MeshLabs”) on April 28, 2014, unified MeshLabs’ social listening, text analytics, and natural language processing with the existing capabilities of our customer service, marketing, and case management applications. The combined solutions are designed to enable our clients to collect social content (tweets, blogs, and posts on Facebook or in other social communities), and enrich it by detecting language, topic, taxonomy, and sentiment. Using this combination, our clients are able to monitor, triage, and respond to social content across multiple channels, and turn it into actionable social intelligence.

Mobile:

Our acquisition of Antenna Software, Inc. and its subsidiaries (“Antenna”) on October 9, 2013 expanded our Application Mobility Platform that is designed to help clients efficiently build, manage, and deploy mobile applications as part of a unified Omni channel experience. By using our Mobility Platform, enterprises can manage the complex elements of the mobile application lifecycle including security, integration, testing, and management of mobile applications and devices. Our mobile application development solutions help businesses to reduce their development time, deployment costs, and the complexity associated with run-the-business mobile applications. The operations of Antenna are included in our operating results from the date of acquisition. Due to the integration of the products, sales force, and operations of Antenna, other than the maintenance and hosting revenue attributable to the recognition of the fair value of acquired deferred maintenance and hosting revenue, it is no longer feasible for us to identify revenue from new arrangements solely attributable to Antenna.

Training:

We offer training for our clients and partners at our regional training facilities, at third party facilities, and at client sites. Our online training through PegaACADEMY provides an alternative way to learn our software in a virtual environment. We believe that this online training will continue to expand the number of trained experts at a faster pace.

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

Results of Operations

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2014	2013			2014	2013
Total revenue	$137,631	$122,011	$15,620	13%	$421,080	$355,572	$65,508	18%

Gross profit	$91,249	$83,913	$7,336	9%	$282,094	$241,943	$40,151	17%

Total operating expenses	$86,252	$70,124	$16,128	23%	$260,248	$208,150	$52,098	25%

Income from operations	$4,997	$13,789	$(8,792)	(64)%	$21,846	$33,793	$(11,947)	(35)%

Income before provision for income taxes	$2,352	$13,410	$(11,058)	(82)%	$19,280	$32,085	$(12,805)	(40)%

Revenue

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase

(Dollars in thousands)	2014		2013				2014		2013

License revenue
Perpetual licenses	$27,338	57%	$28,971	65%	$(1,633)		$83,995	54%	$79,978	62%	$4,017

Term licenses	19,220	40%	14,077	31%	5,143		65,086	42%	42,987	34%	22,099

Subscription	1,734	3%	1,754	4%	(20)		5,837	4%	5,252	4%	585

Total license revenue	$48,292	100%	$44,802	100%	$3,490	8%	$154,918	100%	$128,217	100%	$26,701	21%

The aggregate value of new license arrangements executed during the nine months of 2014 significantly increased compared to the nine months of 2013 due to a higher number and higher total value of license arrangements executed in this period compared to the same period in 2013. The increase in the aggregate value of license arrangements executed was primarily due to one perpetual license arrangement executed in the second quarter of 2014 for more than $10 million. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the nine months of 2014 and 2013, approximately 86% and 72%, respectively, of the value of new license arrangements were executed with existing clients.

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

The decrease in perpetual license revenue during the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the lower value of perpetual arrangements executed and recognized into revenue during the third quarter of 2014 compared to the same period in 2013. The increase in perpetual license revenue during the nine months of 2014 compared to the nine months of 2013 was primarily due to license arrangements executed in the first half of 2014. The aggregate value of payments due under noncancellable perpetual licenses was $15.3 million as of September 30, 2014 compared to $30.5 million as of September 30, 2013. We expect to recognize $7.1 million of the $15.3 million as revenue in the fourth quarter of 2014.

The increases in term license revenue were primarily due to term license arrangements executed in the fourth quarter of 2013 and first half of 2014 and a $1.5 million prepayment of a client arrangement in the first quarter of 2014. The aggregate value of payments due under noncancellable term licenses and our Pega Cloud arrangements grew to $250 million as of September 30, 2014 compared to $217.9 million as of September 30, 2013. We expect to recognize $21.3 million of the $250 million as revenue in the fourth quarter of 2014 in addition to new term license and Pega Cloud agreements we may complete in the fourth quarter of 2014 or prepayments we may receive from existing term license agreements. See the table of future cash receipts in Liquidity and Capital Resources - Cash Provided by Operating Activities.

Subscription revenue primarily consists of the ratable recognition of license, maintenance and bundled services revenue on license arrangements that include a right to successor products or unspecified future products. Subscription revenue does not include revenue from our Pega Cloud arrangements, which is included in services. The timing of scheduled payments under client arrangements may limit the amount of revenue recognized in a reporting period. Consequently, our subscription revenue may vary quarter to quarter. The increase in subscription revenue for the nine months of 2014 compared to the same period in 2013 was primarily due to the timing of payments for a client arrangement.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
Maintenance revenue

Maintenance	$47,281	$37,979	$9,302	24%	$137,555	$112,238	$25,317	23%

The increases in maintenance revenue were primarily due to the growth in the aggregate value of the installed base of our software and continued strong renewal rates. Maintenance revenue primarily attributable to recognition of the fair value of the acquired Antenna deferred maintenance revenue was $0.1 million and $0.7 million in the third quarter and nine months of 2014, respectively.

	Three Months Ended September 30,				Increase (Decrease)			Nine Months Ended September 30,				Increase (Decrease)
(Dollars in thousands)	2014		2013					2014		2013
Services revenue
Consulting services	$35,951	85%	$36,459	93%	$(508)	(1	) %	$112,862	88%	105,831	92%	$7,031	7%

Cloud	4,561	11%	1,638	4%	2,923	178%		12,146	9%	5,441	5%	6,705	123%

Training	1,546	4%	1,133	3%	413	36%		3,599	3%	3,845	3%	(246)	(6	) %

Total services	$42,058	100%	$39,230	100%	$2,828	7%		$128,607	100%	$115,117	100%	$13,490	12%

Consulting services primarily relate to new license implementations. The increase in consulting services revenue during the nine months of 2014 was a result of revenue from Antenna and unusually low services revenue in the first quarter of 2013 mainly because many of our large fourth quarter 2012 license arrangements were for the purchase of additional usage, which did not require implementation services. Our consulting services may be lower in future periods as our clients become enabled and our partners lead more projects.

Cloud represents revenue from our Pega Cloud offerings. The increases in cloud revenue during the third quarter and nine months of 2014 were primarily due to growth of our cloud client base and revenue attributable to Antenna.

The increase in training revenue during the third quarter of 2014 was due to an increase in the number of clients taking courses through our PegaACADEMY self-service online training during the third quarter of 2014 compared to the third quarter of 2013. The decrease in training revenue during the nine months of 2014 was primarily due to the increased adoption of our PegaACADEMY self-service online training by our partners, which has a significantly lower average price per student as compared to our traditional instructor-led training.

Gross profit

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2014	2013			2014	2013
Gross Profit

Software license	$47,216	$43,210	$4,006	9%	$151,086	$123,466	$27,620	22%

Maintenance	41,896	34,380	7,516	22%	122,462	101,132	21,330	21%

Services	2,137	6,323	(4,186)	(66) %	8,546	17,345	(8,799)	(51) %

Total gross profit	$91,249	$83,913	$7,336	9%	$282,094	$241,943	$40,151	17%

Total gross profit %	66%	69%			67%	68%

Software license gross profit %	98%	96%			98%	96%

Maintenance gross profit %	89%	91%			89%	90%

Services gross profit %	5%	16%			7%	15%

The increases in total gross profit were primarily due to increases in software license and maintenance revenue.

The decreases in services gross profit percent were primarily due to increased subcontractor and employee-related costs associated with higher headcount, primarily related to Antenna, and costs incurred on several consulting projects in the third quarter and nine months of 2014, for which the corresponding revenue will be recognized in future periods, as revenue recognition criteria had not been met. In addition, European professional services utilization rates declined 16% and 8% during the third quarter and nine months of 2014 compared to the same periods in 2013, primarily due to the weakening overall economic conditions in Europe and the completion of a large project.

Operating expenses

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
Amortization of intangibles:
Cost of revenue	$1,382	$1,540	$(158)	(10) %	$4,666	$4,622	$44	1%

Selling and marketing	1,501	1,232	269	22%	4,496	3,696	800	22%

General and administrative	574	—	574	n/m	1,475	4	1,471	n/m

	$3,457	$2,772	$685	25%	$10,637	$8,322	$2,315	28%

n/m - not meaningful

The increases in amortization expense were primarily due to the amortization associated with $10.4 million of intangibles acquired from Antenna in October 2013.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
Selling and marketing
Selling and marketing	$48,623	$42,663	$5,960	14%	$150,772	$127,279	$23,493	18%

As a percent of total revenue	35%	35%			36%	36%

Selling and marketing headcount at September 30,					637	538	99	18%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in selling and marketing expenses during the third quarter of 2014 compared to the same period in 2013 was primarily due to a $5.1 million increase in compensation and benefits associated with higher headcount, partially due to Antenna, and a $1.5 million increase in marketing and sales program expenses, partially offset by a $2.6 million decrease in partner commissions.

The increase in selling and marketing expenses during the nine months of 2014 compared to the same period in 2013 was primarily due to a $12.8 million increase in compensation and benefit expenses associated with higher headcount, partially due to Antenna, a $3.5 million increase in marketing and sales program expenses primarily related to PegaWORLD, our annual user conference, a $2.7 million increase in commission expense associated with the higher value of new license arrangements executed during the nine months of 2014 compared to the same period in 2013, a $0.9 million increase in contracted services, and a $0.8 million increase in amortization expense due to the Antenna customer related intangible assets, partially offset by a $2.8 million decrease in partner commissions.

Effective January 1, 2014, we realigned the organizational structure of our product management and design team. As a result of this realignment, we changed the classification of this team’s expenses from selling and marketing to research and development as the roles of the members of this team are now aligned with our research and development efforts. The decrease caused by this realignment partially offset the increase in headcount as well as the overall increase in selling and marketing expenses during the third quarter and nine months of 2014 compared to the same periods in 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase		2014	2013	Increase
Research and development

Research and development	$28,558	$19,786	$8,772	44%	$80,490	$59,123	$21,367	36%

As a percent of total revenue	21%	16%			19%	17%

Research and development headcount at September 30,					1,046	817	229	28%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products as well as enhancements and engineering changes to existing products.

The realignment of the organizational structure of our product management and design team as discussed above contributed to the increase in headcount as well as the overall increase in research and development expense during the third quarter and nine months of 2014 compared to the same periods in 2013.

The increase in headcount also reflects the impact of Antenna and the growth in our India research facility as we have been replacing contractors with employees. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in research and development expenses during the third quarter of 2014 compared to the same period in 2013 was primarily due to a $6.2 million increase in compensation and benefit expenses associated with higher headcount inclusive of the compensation and benefit expenses associated with our product management and design group now included in research and development, a $0.8 million increase in contracted professional services, and a $0.7 million increase in equipment-related costs.

The increase in research and development expenses during the nine months of 2014 compared to the same period in 2013 was primarily due to a $15 million increase in compensation and benefit expenses associated with higher headcount inclusive of the compensation and benefit expenses associated with our product management and design group now included in research and development, a $1.9 million increase in equipment-related costs, and a $1.4 million increase in contracted professional services.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
General and administrative

General and administrative	$8,825	$7,130	$1,695	24%	$28,377	$21,203	$7,174	34%

As a percent of total revenue	6%	6%			7%	6%

General and administrative headcount at September 30,					298	248	50	20%

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

The increase in general and administrative expenses during the third quarter of 2014 compared to the same period in 2013 was primarily due to a $1 million increase in compensation and benefits associated with higher headcount and a $0.6 million increase in amortization associated with the Antenna trademark intangible asset and the non-compete intangible assets related to the Antenna, MeshLabs, and Profeatable acquisitions.

The increase in general and administrative expenses during the nine months of 2014 compared to the same period in 2013 was primarily due to a $2.7 million increase in compensation and benefits associated with higher headcount, a $1.7 million increase in professional fees, and a $1.5 million increase in amortization associated with the Antenna trademark intangible asset and the non-compete intangible assets related to the Antenna, MeshLabs, and Profeatable acquisitions.

Restructuring expenses

The restructuring expenses represent future lease payments and demising costs, net of estimated sublease income for space acquired in connection with the Antenna acquisition. During the fourth quarter of 2013, we ceased use of some of this space as part of our integration of Antenna. During the third quarter of 2014, we restructured the remaining space and revised our estimate of sublease income for the previously restructured space, recognizing $0.2 million in expenses. See Note 11 “Accrued Restructuring” for further discussion.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2014	2013			2014	2013
Cost of services	$1,418	$947	$471	50%	$3,816	$3,134	$682	22%

Operating expenses	3,850	2,053	1,797	88%	9,905	6,579	3,326	51%

Total stock-based compensation before tax	5,268	3,000	2,268	76%	13,721	9,713	4,008	41%

Income tax benefit	(1,395)	(893)			(3,977)	(2,941)

The increases in stock-based compensation expense during the third quarter and nine months of 2014 were primarily due to the timing of the 2013 and 2012 annual periodic equity grants, which occurred in March 2014 and December 2012, respectively, as well as the higher value of the 2013 annual periodic equity grant, executive new hire grants made since September 30, 2013, and awards granted in connection with the 2014 acquisitions.

Non-operating income and expenses, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013			2014	2013
Foreign currency transaction (loss) gain	$(2,845)	$661	$(3,506)	(530) %	$(2,527)	$(1,666)	$(861)	52%

Interest income, net	181	123	58	47%	468	376	92	24%

Other income (expense), net	19	(1,163)	1,182	(102) %	(507)	(418)	(89)	21%

Non-operating loss	$(2,645)	$(379)	$(2,266)	598%	$(2,566)	$(1,708)	$(858)	50%

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

We are in the process of reassessing our hedging strategy and have not entered into any forward contracts since February 2014.

We are primarily exposed to the fluctuation in the British pound, Euro, Australian dollar and Indian rupee relative to the U.S. dollar. See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for discussion of our use of forward contracts.

The total change in the fair value of our forward contracts recorded in other income (expense), net, during the nine months of 2014 and 2013 was a loss of $0.5 million and $0.4 million, respectively.

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate and adjust for discrete tax items recorded in the same period. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the third quarter of 2014 and 2013, we recorded a tax provision of $0.5 million and $4.7 million, respectively, which resulted in an effective tax rate of 20% and 35%, respectively. During the nine months of 2014 and 2013, we recorded a provision of $6.1 million and $9.6 million, respectively, which resulted in an effective tax rate of 32% and 30%, respectively. Our effective tax rates for the third quarter and nine months of 2014 were below the statutory rate primarily due to our domestic production activities deduction and a favorable foreign tax rate differential. In addition, our effective tax rate for the third quarter of 2014 was impacted by favorable discrete items due to the lapse of certain foreign income tax statutes and transfer pricing rulings. Our effective tax rate for the nine months of 2013 was below the statutory rate primarily due to a $0.8 million tax benefit related to our 2012 research and experimentation credit recognized in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012 that was signed into law in January 2013. Our effective tax rate for nine months of 2014 was higher than in the same period in 2013 primarily because the research and experimentation credit has not yet been extended to 2014.

Liquidity and capital resources

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash provided by (used in):

Operating activities	$98,267	$83,435

Investing activities	(22,485)	(39,674)

Financing activities	(17,403)	(11,942)

Effect of exchange rate on cash	(2,065)	(517)

Net increase in cash and cash equivalents	$56,314	$31,302

	As of	As of
	September 30, 2014	December 31, 2013
Total cash, cash equivalents, and marketable securities	$228,571	$156,692

The increase in cash and cash equivalents was primarily due to the significant increase in cash provided by operating activities associated with our strong accounts receivable collections during the nine months of 2014, which were generated from the significant value of arrangements executed in the fourth quarter of 2013 and nine months of 2014. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, our dividend payments and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. On October 9, 2013, we acquired Antenna for $26.3 million in cash. During the first quarter of 2014, we paid $0.8 million of the remaining merger consideration related to the final working capital adjustment for Antenna, and we incurred $0.3 million of direct and incremental expenses associated with this transaction during the nine months of 2014. During the second quarter of 2014, we paid $0.8 million in cash consideration to acquire MeshLabs. On July 1, 2014, we acquired Profeatable for $2.3 million in cash consideration, inclusive of $0.2 million in cash acquired, of which $1.2 million was paid upon closing and $1.1 million will be paid within one year from the acquisition or earlier, based on the achievement of certain performance milestones.

As of September 30, 2014, approximately $58.7 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers of cash provided by operating activities during the nine months of 2014 were net income of $13.2 million and the $56.4 million net change in assets and liabilities. The net change in assets and liabilities primarily consisted of a decrease in accounts receivable due to our strong collections, partially offset by an increase in income taxes receivable due to estimated tax payments and the tax benefits associated with domestic stock-based compensation.

The primary drivers of cash provided by operating activities during the nine months of 2013 were net income of $22.5 million and the $35.9 million net change in assets and liabilities. The net change in assets and liabilities primarily consisted of a decrease in accounts receivable due to higher collections, partially offset by a decrease in accounts payable and accrued expenses due to the timing of payments for compensation-related accruals.

Future Cash Receipts from License and Cloud Arrangements

Total contractual future cash receipts due from our existing license and Pega Cloud agreements was approximately $265.3 million as of September 30, 2014 compared to $248.4 million as of September 30, 2013. The future cash receipts due are summarized as follows:

(in thousands) as of September 30, 2014	Contractual payments for term licenses and cloud arrangements not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2014	$21,338	$7,123	$28,461

2015	81,148	4,772	85,920

2016	72,921	3,400	76,321

2017	39,964	—	39,964

2018 and thereafter	34,643	—	34,643

Total	$250,014	$15,295	$265,309

(1)	These amounts include contractual future cash receipts related to our on-premise term licenses and hosted Pega Cloud service offerings. The amounts related to our on-premise term licenses will be recognized as term license revenue in the future over the term of the agreement as payments become due or earlier if prepaid. Future fees associated with our Pega Cloud arrangements will be recognized ratably as cloud revenue within services revenue over the term of the agreement.

(2)	These amounts include contractual future cash receipts related to perpetual licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the nine months of 2014, cash used in investing activities was primarily for purchases of marketable debt securities of $36.2 million, partially offset by the proceeds received from the maturities of marketable debt securities of $22.2 million.

During the nine months of 2013, cash used in investing activities was primarily for purchases of marketable debt securities of $56.6 million, partially offset by the proceeds received from the maturities of marketable debt securities of $21.1 million.

Payments for acquisitions during the nine months of 2014 totaled $2.6 million, comprised of the payment of the final working capital adjustment to the Antenna shareholders in the first quarter of 2014 and cash consideration to acquire MeshLabs and Profeatable, paid in the second and third quarters of 2014, respectively.

Cash used in financing activities

Cash used in financing activities during the nine months of 2014 and 2013 was primarily for repurchases of our common stock. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $104.5 million of our common stock. Purchases under these programs have been made on the open market.

On March 6, 2014, our Board of Directors approved a two-for-one stock split of our common stock in the form of a stock dividend. On April 1, 2014, each stockholder of record at the close of business on March 20, 2014 (the “Record Date”) received as a dividend one additional share of common stock, par value $.01, for each share of common stock held on the Record Date. The number of shares and per share amounts for all prior periods presented have been retroactively restated to reflect our two-for-one common stock split, except for the number of authorized shares of common stock. The following table is a summary of our repurchase activity under all of our repurchase programs during the nine months of 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$14,433		$14,793

Repurchases paid	598,273	(12,112)	619,384	(9,102)

Repurchases unsettled	10,125	(197)	6,626	(130)

Authorization remaining as of September 30,		$2,124		$5,561

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the nine months of 2014 and 2013, option and RSU holders net settled stock options and vested RSUs representing the right to purchase a total of 948,000 shares and 1,058,000 shares, respectively, of which only 529,000 shares and 551,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the nine months of 2014 and 2013, instead of receiving cash from the equity holders, we withheld shares with a value of $4.9 million and $4.1 million, respectively, for withholding taxes, and $4.9 million and $3.9 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the nine months of 2014 and 2013.

Dividends

We declared a cash dividend of $0.075 and $0.045 per share on a post-split basis in the nine months of 2014 and 2013, respectively. We paid cash dividends of $4.6 million and $2.3 million in the nine months of 2014 and 2013, respectively. Our Board of Directors authorized the acceleration of the payment of the fourth quarter 2012 dividend to be paid in December 2012 rather than in January 2013. Therefore, there was no dividend payment in the first quarter of 2013. It is our current intention to pay a quarterly cash dividend of $0.03 per share; however, the Board of Directors may terminate or modify this dividend program at any time without notice.

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

We are in the process of reassessing our hedging strategy, and we have not entered into any forward contracts since February 2014.

See Note 4 “Derivative Instruments” for further discussion.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the nine months of 2014. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion of our market risk exposure.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2014. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.    Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the nine months of 2014 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands)
7/1/2014 - 7/31/2014	55,982	$21.39	55,982	$4,930

8/1/2014 - 8/31/2014	54,884	21.77	54,884	3,735

9/1/2014 - 9/30/2014	77,632	20.77	77,632	2,124

Total	188,498	$21.24

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $104.5 million of our common stock. On December 16, 2013, we announced that our Board of Directors extended the expiration date of the current stock repurchase program (the “Current Program”) to December 31, 2014 and authorized the Company to repurchase up to $15 million of our stock between December 11, 2013 and December 31, 2014. Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and Rule 10b-18 of the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

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

Pegasystems Inc.

Date: November 4, 2014	By:	/s/ RAFEAL E. BROWN

Rafeal E. Brown
Chief Financial Officer, Chief Administrative Officer and Senior Vice President
(Principal Financial Officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

3.1	Restated Articles of Organization of the Registrant and Amendments thereto.

10.1+	Compensation program for non-employee members of the Registrant’s Board of Directors. (Filed as Exhibit 10.1 to the Registrant’s June 30, 2014 Form 10-Q and incorporated herein by reference.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

+	Management contracts and compensatory plans or arrangements.