Form 10-Q
period 2015-03-31
PEGASYSTEMS INC
filed 2015-05-06
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 76,543,705 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 24, 2015.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$127,480	$114,585
Marketable securities	97,877	96,631

Total cash, cash equivalents, and marketable securities	225,357	211,216
Trade accounts receivable, net of allowance of $1,664 and $1,540	150,902	154,844
Deferred income taxes	12,950	12,974
Income taxes receivable	5,623	4,502
Other current assets	13,277	9,544

Total current assets	408,109	393,080
Property and equipment, net	31,135	30,156
Long-term deferred income taxes	69,208	69,258
Long-term other assets	3,087	2,783
Intangible assets, net	42,487	45,664
Goodwill	46,777	46,860

Total assets	$600,803	$587,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,408	$4,752
Accrued expenses	35,136	42,958
Accrued compensation and related expenses	30,642	47,250
Deferred revenue	170,476	134,672

Total current liabilities	242,662	229,632
Income taxes payable	24,825	24,896
Long-term deferred revenue	18,499	20,859
Other long-term liabilities	17,000	17,709

Total liabilities	302,986	293,096

Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 200,000 shares authorized; 76,563 shares and 76,357 shares issued and outstanding	766	764
Additional paid-in capital	143,976	141,495
Retained earnings	156,692	153,058
Accumulated other comprehensive loss	(3,617)	(612)

Total stockholders’ equity	297,817	294,705

Total liabilities and stockholders’ equity	$600,803	$587,801

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Software license	$57,975	$52,614
Maintenance	48,752	44,881
Services	47,191	42,969

Total revenue	153,918	140,464

Cost of revenue:
Software license	1,076	1,579
Maintenance	5,180	4,664
Services	43,803	39,670

Total cost of revenue	50,059	45,913

Gross profit	103,859	94,551

Operating expenses:
Selling and marketing	55,735	45,807
Research and development	29,844	24,609
General and administrative	6,345	9,302
Acquisition-related	26	206

Total operating expenses	91,950	79,924

Income from operations	11,909	14,627
Foreign currency transaction (loss) gain	(2,962)	322
Interest income, net	313	124
Other expense, net	—	(532)

Income before provision for income taxes	9,260	14,541
Provision for income taxes	3,325	4,776

Net income	$5,935	$9,765

Earnings per share:
Basic	$0.08	$0.13

Diluted	$0.08	$0.12

Weighted-average number of common shares outstanding:
Basic	76,401	76,298
Diluted	78,592	78,661
Cash dividends declared per share	$0.03	$0.015

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$5,935	$9,765
Other comprehensive (loss) income:
Unrealized gain on securities, net of tax	91	31
Foreign currency translation adjustments	(3,096)	385

Total other comprehensive (loss) income, net	(3,005)	416

Comprehensive income	$2,930	$10,181

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$5,935	$9,765
Adjustments to reconcile net income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(822)	(971)
Deferred income taxes	(3)	44
Depreciation and amortization	5,624	5,846
Stock-based compensation expense	6,269	3,295
Foreign currency transaction loss (gain)	2,962	(322)
Other non-cash items	161	222
Change in operating assets and liabilities:
Trade accounts receivable	(299)	57,291
Income taxes receivable and other current assets	(4,403)	1,629
Accounts payable and accrued expenses	(21,621)	(21,587)
Deferred revenue	33,919	18,337
Other long-term assets and liabilities	(201)	(691)

Cash provided by operating activities	27,521	72,858

Investing activities:
Purchases of marketable securities	(18,120)	(11,630)
Proceeds from maturities and called marketable securities	16,549	11,021
Payments for acquisitions	(535)	(793)
Investment in property and equipment	(3,275)	(1,228)

Cash used in investing activities	(5,381)	(2,630)

Financing activities:
Issuance of common stock for share-based compensation plans	146	22
Excess tax benefits from exercise or vesting of equity awards	822	971
Dividend payments to shareholders	(2,294)	(1,145)
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,584)	(1,805)
Common stock repurchases under share repurchase programs	(2,427)	(4,630)

Cash used in financing activities	(6,337)	(6,587)

Effect of exchange rates on cash and cash equivalents	(2,908)	458

Net increase in cash and cash equivalents	12,895	64,099
Cash and cash equivalents, beginning of period	114,585	80,231

Cash and cash equivalents, end of period	$127,480	$144,330

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

Basis of Presentation

Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2015.

2.	NEW ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU amends the guidance for revenue recognition to replace numerous, industry-specific requirements, and converges areas under this topic with those of the International Financial Reporting Standards. This ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. This ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB voted to propose a delay in the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the proposed new effective date for the Company will be January 1, 2018. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

3.	MARKETABLE SECURITIES

(in thousands)	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$28,130	$39	$(12)	$28,157
Corporate bonds	64,864	47	(35)	64,876
Certificates of deposit	4,839	6	(1)	4,844

	$97,833	$92	$(48)	$97,877

(in thousands)	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$27,820	$52	$(17)	$27,855
Corporate bonds	65,487	5	(144)	65,348
Certificates of deposit	3,428	2	(2)	3,428

	$96,735	$59	$(163)	$96,631

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income, net of related income taxes.

As of March 31, 2015, remaining maturities of marketable debt securities ranged from April 2015 to May 2017, with a weighted-average remaining maturity of approximately 14 months.

4.	DERIVATIVE INSTRUMENTS

The Company has historically used foreign currency forward contracts (“forward contracts”) to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated accounts receivable, cash and intercompany payables. The U.S. operating company invoices most of its foreign clients in foreign currencies, which results in cash and receivables held at the end of the reporting period denominated in those foreign currencies. Since the U.S. operating company’s functional currency is the U.S. dollar, the Company recognizes a foreign currency transaction gain or (loss) on the foreign currency denominated cash, intercompany payables, and accounts receivable held by the U.S. operating company in its consolidated statements of operations when there are changes in the foreign currency exchange rates versus the U.S. dollar. The Company has been primarily exposed to the fluctuation in the British pound, Euro, Australian dollar, and Indian rupee relative to the U.S. dollar.

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

Effective in the second quarter of 2015, the Company intends to restructure its transactions with its non-North American clients who will begin transacting with Pegasystems Limited, a U.K. subsidiary of the Company, which has the British pound as its functional currency. This reorganization could result in foreign currency transaction gains or (losses) on cash, intercompany payables, and accounts receivable held by the U.K. subsidiary in currencies other than the British pound. As a result, the Company expects its exposure to fluctuations in primarily the Euro and Australian dollar relative to the U.S. dollar to decrease, and its exposure from these currencies relative to the British pound to increase.

The Company is in the process of reassessing its hedging strategy and has not entered into any forward contracts since February 2014. The Company intends to fully or partially hedge its exposures relative to both the U.S. dollar and the British pound under its revised strategy, once implemented. As of March 31, 2015 and December 31, 2014, the Company did not have any forward contracts outstanding.

The Company entered into forward contracts with notional values as follows:

	Notional Amount
	Three Months Ended March 31,
Foreign currency (in thousands)	2015		2014
Euro		€—		€21,900
British pound		£—		£26,500
Australian dollar	A$	—	A$	12,900
Indian rupee	Rs	—	Rs	204,000

The total change in the fair value of the Company’s forward contracts recorded in other expense, net, was as follows:

	Change in Fair Value in USD
	Three Months Ended March 31,
(in thousands)	2015	2014
Loss included in other expense, net	$—	$(532)

5.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the fair value measurements, a three-tier fair value hierarchy, which classifies the fair value measurements based on the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) significant other inputs that are observable either directly or indirectly; and (Level 3) significant unobservable inputs on which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company records its marketable securities at fair value.

The Company’s investments are all classified within Level 1 and Level 2 of the fair value hierarchy. The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices in active markets for identical assets. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers of investments between Level 1 and Level 2 during the quarter ended March 31, 2015.

The fair value hierarchy of the Company’s cash equivalents and marketable securities at fair value is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$1,070	$1,070	$—

Marketable securities:
Municipal bonds	$28,157	$—	$28,157
Corporate bonds	64,876	—	64,876
Certificates of deposit	4,844	—	4,844

Total marketable securities	$97,877	$—	$97,877

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2,295	$2,295	$—

Marketable securities:
Municipal bonds	$27,855	$—	$27,855
Corporate bonds	65,348	—	65,348
Certificates of deposit	3,428	—	3,428

Total marketable securities	$96,631	$—	$96,631

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first three months of 2015 and 2014, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

6.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	March 31, 2015	December 31, 2014
Trade accounts receivable	$130,068	$128,757
Unbilled trade accounts receivable	22,498	27,627

Total accounts receivable	152,566	156,384

Allowance for sales credit memos	(1,664)	(1,540)

	$150,902	$154,844

Unbilled trade accounts receivable primarily relate to services revenue earned under time and materials arrangements and to maintenance and license arrangements which have commenced or been delivered but have not been invoiced.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill:

(in thousands)	2015
Balance as of January 1,	$46,860
Translation adjustments	(83)

Balance as of March 31,	$46,777

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value
As of March 31, 2015
Customer related intangibles	4-9 years	$49,547	$(25,865)	$23,682
Technology	3-9 years	48,342	(30,233)	18,109
Other intangibles	1-3 years	5,361	(4,665)	696

Total		$103,250	$(60,763)	$42,487

	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2014
Customer related intangibles	4-9 years	$49,590	$(24,338)	$25,252
Technology	3-9 years	48,342	(28,890)	19,452
Other intangibles	1-3 years	5,361	(4,401)	960

Total		$103,293	$(57,629)	$45,664

Amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Cost of revenue	$1,343	$1,840
Selling and marketing	1,531	1,496
General and administrative	264	420

Total amortization expense	$3,138	$3,756

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) as of March 31, 2015	Future estimated amortization expense
Remainder of 2015	$9,066
2016	11,517
2017	9,819
2018	8,819
2019	3,027
2020 and thereafter	239

$42,487

8.	ACCRUED EXPENSES

(in thousands)	March 31, 2015	December 31, 2014
Partner commissions	$2,903	$2,441
Other taxes	9,072	10,970
Employee reimbursable expenses	1,872	1,474
Dividends payable	2,300	2,294
Professional services contractor fees	1,959	2,297
Self-insurance health and dental claims	1,299	2,115
Professional fees	2,528	2,444
Short-term deferred rent	1,474	1,446
Income taxes payable	2,240	8,966
Acquisition-related expenses and merger consideration	2,179	2,702
Restructuring	431	461
Marketing and sales program expenses	2,653	1,914
Cloud hosting expenses	1,246	516
Other	2,980	2,918

	$35,136	$42,958

9.	DEFERRED REVENUE

(in thousands)	March 31, 2015	December 31, 2014
Software license	$52,407	$38,961
Maintenance	101,722	83,467
Cloud	9,044	4,209
Services and other	7,303	8,035

Current deferred revenue	170,476	134,672

Software license	18,188	19,878
Maintenance and services	311	981

Long-term deferred revenue	18,499	20,859

	$188,975	$155,531

10.	ACCRUED RESTRUCTURING

During the fourth quarter of 2013, in connection with the Company’s evaluation of its combined facilities with Antenna, the Company approved a plan to eliminate space within one facility. The Company ceased use of this space during the fourth quarter of 2013 and recognized $1.7 million in restructuring expenses. During the third quarter of 2014, the Company restructured the remaining space within the same facility, revised its restructuring estimate, and recognized $0.2 million in additional restructuring expense. These restructuring expenses represent future lease payments and demising costs, net of estimated sublease income for this space. The lease expires in 2021.

A summary of the restructuring activity is as follows:

(in thousands)
Balance as of December 31, 2014	$1,179
Restructuring expenses	—
Cash payments	(88)

Balance as of March 31, 2015	$1,091

	As of March 31,	As of December 31,
(in thousands)	2015	2014
Reported as:
Accrued expenses	$431	$461
Other long-term liabilities	660	718

	$1,091	$1,179

11.	STOCK-BASED COMPENSATION

Stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Cost of revenues	$1,953	$1,011
Operating expenses	4,316	2,284

Total stock-based compensation before tax	$6,269	$3,295
Income tax benefit	(1,783)	(991)

During the first three months of 2015, the Company issued approximately 313,000 shares of common stock to its employees under the Company’s share-based compensation plans.

During the first three months of 2015, the Company granted approximately 1,566,000 restricted stock units (“RSUs”) and 1,995,000 non-qualified stock options to its employees with total fair values of approximately $30.6 million and $14.8 million, respectively. Approximately 250,000 RSUs were granted in connection with the election by employees to receive 50% of their 2015 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. Stock-based compensation of approximately $4.3 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

The Company recognizes stock based compensation on the accelerated recognition method, while treating each vesting tranche as if it were an individual grant. As of March 31, 2015, the Company had approximately $49.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.3 years.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Basic
Net income	$5,935	$9,765

Weighted-average common shares outstanding	76,401	76,298

Earnings per share, basic	$0.08	$0.13

Diluted
Net income	$5,935	$9,765

Weighted-average common shares outstanding, basic	76,401	76,298
Weighted-average effect of dilutive securities:
Stock options	1,510	1,926
RSUs	681	437

Effect of assumed exercise of stock options and RSUs	2,191	2,363

Weighted-average common shares outstanding, diluted	78,592	78,661

Earnings per share, diluted	$0.08	$0.12

Outstanding options and RSUs excluded as impact would be anti-dilutive	60	57

13.	GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses its strategic software applications and Pega 7 platform and provides consulting services, maintenance, and training related to its offerings. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides business process solutions in the enterprise applications market. To assess performance, the Company’s CODM reviews financial information on a consolidated basis. Therefore, the Company determined it has one reportable segment — Digital Enterprise Business Solutions, and one reporting unit.

The Company’s international revenue is from sales to clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended March 31,
(Dollars in thousands)	2015		2014
U.S.	$90,164	59%	$82,016	58%
Other Americas	12,296	8%	3,841	3%
United Kingdom	20,227	13%	28,914	21%
Other EMEA	18,869	12%	16,300	11%
Asia Pacific	12,362	8%	9,393	7%

	$153,918	100%	$140,464	100%

There were no clients accounting for 10% or more of the Company’s total revenue during the first three months of 2015 and 2014. Clients accounting for 10% or more of the Company’s total outstanding trade receivables, net of allowance, were as follows:

	As of March 31,	As of December 31,
(Dollars in thousands)	2015	2014
Trade receivables, net of allowance	$150,902	$154,844
Client A	12%	n/a

14.	SUBSEQUENT EVENT

On April 28, 2015, the Company and the former shareholders of Antenna Software, Inc. (“Antenna”) reached a settlement with respect to certain indemnification claims made by the Company against the former shareholders of Antenna, arising under the merger agreement pursuant to which the Company acquired Antenna in October 2013. Pursuant to the settlement agreement, $2.75 million of the approximately $4.16 million held in escrow as security for indemnification obligations was released to the Company in settlement of the outstanding indemnification claims, with the remainder of the escrow released to the former shareholders and certain former employees of Antenna. The receivable for the $2.75 million has been recorded in other current assets in the Company’s unaudited condensed consolidated financial statements as of March 31, 2015, with an offsetting benefit to income from operations in the Company’s unaudited condensed consolidated statement of operations for the quarterly period ending March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, and the timing of recognizing revenue under existing term license agreements. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “strategy,” “is intended to,” “project,” “guidance,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition, the ongoing consolidation in the financial services, insurance, healthcare, and communications markets, reliance on third party relationships, the potential loss of vendor specific objective evidence for our consulting services, the inherent risks associated with international operations and the continued weakness in international economies, foreign currency exchange rates, the financial impact of the Company’s past acquisitions and any future acquisitions, and management of the Company’s growth. These risks are described more completely in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. We do not intend to update any forward-looking statements publicly, whether as a result of new information, future events, or otherwise.

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

Our clients include Global 500 companies and government agencies that seek to manage complex enterprise systems and customer service issues more nimbly and cost-effectively. Our strategy is to sell a client a series of licenses, each focused on a specific purpose or area of operations. As we have found meaningful interest from smaller companies, we are expanding our sales force to extend coverage beyond our traditional Global 500 focus. We license our products and render consulting and training services to clients domestically and internationally, including in Canada, Europe, the Middle East, Latin America, Asia, and Australia. In the first quarter of 2015 and 2014, sales to clients based outside of the United States of America (“U.S.”) represented 41% and 42% of our total revenue, respectively.

Our license revenue is primarily derived from sales of our applications in the areas of marketing, sales and onboarding, customer service and support, and operations, as well as our Pega 7 platform. Our consulting services revenue is primarily related to new license implementations. Our consulting services revenue may be lower in future periods as more of our clients become enabled and our partners lead more projects. We offer training for our staff, clients, and partners at our regional training facilities and at third-party facilities, including client sites. Our online training through Pega Academy provides an alternative way to learn our software in a virtual environment. We believe that this online training will continue to expand the number of trained experts at a faster pace.

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

For the first quarter of 2015, we recorded total revenue of $153.9 million, an increase of 10% over the first quarter of 2014. License revenue was $58 million, an increase of 10% over the first quarter of 2014. Diluted earnings per share was $0.08 as compared to $0.12 for the first quarter of 2014, a decrease of 33%, primarily due to the 19% decrease in income from operations and the $3.3 million increase in foreign currency transaction loss. Our results of operations for the first quarter of 2015 were favorably impacted by the settlement of the outstanding indemnification claims against the former shareholders of Antenna Software Inc. (“Antenna”) in April 2015 (See Note 14 “Subsequent Event” in the notes to the accompanying unaudited condensed consolidated financial statements) and the settlement of indirect tax liabilities. We generated cash flow from operations of $27.5 million during the first quarter of 2015, a decrease of 62% over the first quarter of 2014. The decrease in cash flow from operations was primarily driven by the decrease in accounts receivable collections during the first quarter of 2015 compared to the first quarter of 2014.

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

	As of March 31,		% Change
(Dollars in thousands)	2015	2014
Total billed deferred license and Cloud revenue	$79,639	$62,741	27%
Total off-balance sheet license and Cloud commitments	294,412	270,243	9%

Total license and Cloud Backlog	$374,051	$332,984	12%

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

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Estimates and Significant Judgments” and Note 2 “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2015	2014
Total revenue	$153,918	$140,464	$13,454	10%
Gross profit	$103,859	$94,551	$9,308	10%
Total operating expenses	$91,950	$79,924	$12,026	15%
Income from operations	$11,909	$14,627	$(2,718)	(19)%
Income before provision for income taxes	$9,260	$14,541	$(5,281)	(36)%

Revenue

	Three Months Ended March 31,				Increase (Decrease)
(Dollars in thousands)	2015		2014
License revenue
Perpetual licenses	$27,926	48%	$23,385	44%	$4,541	19%
Term licenses	27,799	48%	26,826	51%	973	4%
Subscription	2,250	4%	2,403	5%	(153)	(6)%

Total license revenue	$57,975	100%	$52,614	100%	$5,361	10%

The aggregate value of new license arrangements executed during the first three months of 2015 significantly increased compared to the first three months of 2014. The increase in the aggregate value of license arrangements executed was primarily due to one perpetual license arrangement greater than $10 million executed in the first quarter of 2015. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the first three months of 2015 and 2014, approximately 46% and 74%, respectively, of the value of new license arrangements were executed with existing clients.

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

The increase in perpetual license revenue was primarily due to ratable recognition of a large perpetual arrangement executed in the second quarter of 2014 that is being recognized ratably over one year from its effective date and the higher value of perpetual arrangements executed in the fourth quarter of 2014 for which the revenue recognition criteria were satisfied during the first quarter of 2015 compared to the same periods in 2013 and 2014. The aggregate value of payments due under noncancellable perpetual licenses was $33.1 million as of March 31, 2015 compared to $36.1 million as of March 31, 2014. We expect to recognize $14.5 million of the $33.1 million as revenue during the remainder of 2015.

The increase in term license revenue was primarily due to revenue recognized from arrangements executed in the first quarter of 2015. The aggregate value of payments due under noncancellable term licenses and our Pega Cloud arrangements grew to $261.4 million as of March 31, 2015 compared to $234.1 million as of March 31, 2014. We expect to recognize $53 million of the $261.4 million as revenue during the remainder of 2015 in addition to new term license and Pega Cloud arrangements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts in Liquidity and Capital Resources - Cash Provided by Operating Activities.

Subscription revenue primarily consists of the ratable recognition of license, maintenance, and bundled services revenue on license arrangements that include a right to successor products or unspecified future products. Subscription revenue does not include revenue from our Pega Cloud arrangements, which is included in Services revenue. The timing of scheduled payments under client arrangements may limit the amount of revenue recognized in a reporting period. Consequently, our subscription revenue may vary materially quarter to quarter.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2015	2014
Maintenance revenue
Maintenance	$48,752	$44,881	$3,871	9%

The increase was primarily due to the growth in the aggregate value of the installed base of our software and continued strong renewal rates.

	Three Months Ended March 31,				Increase
(Dollars in thousands)	2015		2014
Services revenue
Consulting services	$39,511	84%	$38,076	89%	$1,435	4%
Cloud	6,177	13%	3,858	9%	2,319	60%
Training	1,503	3%	1,035	2%	468	45%

Total services	$47,191	100%	$42,969	100%	$4,222	10%

Consulting services represents revenue primarily from new license implementations. Our consulting services revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners.

Cloud represents revenue from our Pega Cloud offerings. The increase in Cloud revenue was primarily due to continued growth of our Cloud client base.

The increase in training revenue was due to an increase in the number of clients taking courses through Pega Academy during the first quarter of 2015 compared to the first quarter of 2014.

Gross profit

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2015	2014
Gross Profit
Software license	$56,899	$51,035	$5,864	11%
Maintenance	43,572	40,217	3,355	8%
Services	3,388	3,299	89	3%

Total gross profit	$103,859	$94,551	$9,308	10%

Total gross profit %	67%	67%
Software license gross profit %	98%	97%
Maintenance gross profit %	89%	90%
Services gross profit %	7%	8%

The increase in total gross profit was primarily due to the increase in software license and maintenance revenue.

The decrease in services gross profit percent was primarily due to increased employee-related expenses associated with higher headcount, a 12% decline in European professional services utilization rates during the first quarter of 2015 compared to the first quarter of 2014, primarily attributable to the weak overall economic conditions in Europe, and expense overruns primarily related to one fixed price project.

Operating expenses

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2015	2014
Amortization of intangibles
Cost of revenue	$1,343	$1,840	$(497)	(27)%
Selling and marketing	1,531	1,496	35	2%
General and administrative	264	420	(156)	(37)%

	$3,138	$3,756	$(618)	(16)%

The decrease was primarily due to the full amortization in 2014 of $9.6 million of technology intangibles acquired from Chordiant in April 2010.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2015	2014
Selling and marketing
Selling and marketing	$55,735	$45,807	$9,928	22%
As a percent of total revenue	36%	33%

Selling and marketing headcount at March 31,	657	608	49	8%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase was primarily due to a $4.1 million increase in compensation and benefits associated with higher headcount, a $3.1 million increase in sales commissions associated with the higher value of new license arrangements executed during the first quarter of 2015 compared to the first quarter of 2014, and a $3.1 million increase in marketing and sales program expenses.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2015	2014
Research and development
Research and development	$29,844	$24,609	$5,235	21%
As a percent of total revenue	19%	18%

Research and development headcount at March 31,	1,095	924	171	19%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products as well as enhancements and engineering changes to existing products.

The increase in headcount reflects the growth in our India research facility. The increase in offshore headcount lowered our average compensation expense per employee.

The increase in expenses was primarily due to a $3.9 million increase in compensation and benefit expenses associated with higher headcount, a $0.5 million increase in contracted professional services, a $0.3 million increase in cloud hosting costs, and a $0.3 million increase in computer and computer-related costs, partially offset by a $0.4 million benefit which was the portion from the settlement of the Antenna indemnification claims recorded in research and development expenses (See Note 14 “Subsequent Event” in the notes to the accompanying unaudited condensed consolidated financial statements).

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2015	2014
General and administrative
General and administrative	$6,345	$9,302	$(2,957)	(32)%
As a percent of total revenue	4%	7%

General and administrative headcount at March 31,	299	276	23	8%

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

The decrease was primarily due to a $3.4 million benefit comprised of $1.8 million which was the portion from the settlement of the Antenna indemnification claims recorded in general and administrative expenses (See Note 14 “Subsequent Event” in the notes to the accompanying unaudited condensed consolidated financial statements) and $1.6 million from the settlement of indirect tax liabilities.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2015	2014
Cost of revenues	$1,953	$1,011	$942	93%
Operating expenses	4,316	2,284	2,032	89%

Total stock-based compensation before tax	6,269	3,295	2,974	90%

Income tax benefit	(1,783)	(991)

The increase was primarily due to the higher value of the 2014 annual periodic equity grant compared to the 2013 grant, which occurred in March 2015 and 2014, respectively.

Non-operating income and expenses, net

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2015	2014

Foreign currency transaction (loss) gain	$(2,962)	$322	$(3,284)	(1,020)%

Interest income, net	313	124	189	152%
Other expense, net	—	(532)	532	(100)%

Non-operating loss	$(2,649)	$(86)	$(2,563)	2,980%

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

We are primarily exposed to the fluctuation in the British pound, Euro, Australian dollar and Indian rupee relative to the U.S. dollar. Beginning in the second quarter of 2015, we expect our exposure to fluctuations in primarily the Euro and Australian dollar relative to the U.S. dollar to decrease, and our exposure from these currencies relative to the British pound to increase.

We are in the process of reassessing our hedging strategy and have not entered into any forward contracts since February 2014. We intend to fully or partially hedge our exposures relative to both the U.S. dollar and the British pound under our revised strategy, once implemented. See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for discussion of our use of forward contracts and our anticipated change in exposures.

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate and adjust for discrete tax items recorded in the same period. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the first quarter of 2015 and 2014, we recorded tax provisions of $3.3 million and $4.8 million, respectively, which resulted in an effective tax rate of 35.9% and 32.8%, respectively. Our effective tax rate for first quarter of 2015 was higher than in the same period in 2014 primarily because of a decrease in our anticipated domestic production activities deduction.

Liquidity and capital resources

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash provided by (used in):
Operating activities	$27,521	$72,858
Investing activities	(5,381)	(2,630)
Financing activities	(6,337)	(6,587)
Effect of exchange rate on cash	(2,908)	458

Net increase in cash and cash equivalents	$12,895	$64,099

	As of March 31, 2015	As of December 31, 2014
Total cash, cash equivalents, and marketable securities	$225,357	$211,216

The increase in cash and cash equivalents during the first three months of 2015 was primarily due to cash provided by operating activities during the period. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, our dividend payments, and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. During the first quarter of 2014, we paid $0.8 million of the remaining merger consideration related to the final working capital adjustment for our October 2013 acquisition of Antenna. During the first quarter of 2015, we paid $0.5 million in additional cash consideration to the selling shareholders of one of the three companies acquired in 2014 based on the achievement of certain performance milestones. We may be required to pay an additional $1.2 million in cash to the same selling shareholders based on the achievement of certain performance milestones through the end of 2016. In addition, we will pay $1.1 million of additional cash consideration in 2015 to the selling shareholders of another of the three companies acquired in 2014.

As of March 31, 2015, approximately $48.4 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations and because we consider our earnings permanently reinvested. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers of cash provided by operating activities during the first three months of 2015 were net income of $5.9 million and a $33.9 million increase in deferred revenue due to the timing of our annual billings, partially offset by a $21.6 million decrease in accounts payable and accrued expenses primarily due to the timing of payments for compensation-related accruals.

The primary drivers of cash provided by operating activities during the first three months of 2014 were net income of $9.8 million, a $57.3 million decrease in trade accounts receivable due to our significant collections, and an $18.3 million increase in deferred revenue primarily due to the timing of our annual billings, partially offset by a $21.6 million decrease in accounts payable and accrued expenses primarily due to the timing of payments for compensation-related accruals.

Future Cash Receipts from License and Cloud Arrangements

Total contractual future cash receipts due from our existing license and Pega Cloud arrangements was approximately $294.4 million as of March 31, 2015 compared to $270.2 million as of March 31, 2014. The future cash receipts due are summarized as follows:

(in thousands) as of March 31, 2015	Contractual payments for term licenses and Cloud arrangements not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2015	$52,970	$14,471	$67,441
2016	88,812	15,696	104,508
2017	52,712	1,526	54,238
2018	37,474	684	38,158
2019 and thereafter	29,383	684	30,067

Total	$261,351	$33,061	$294,412

(1)	These amounts include contractual future cash receipts related to our on-premises term licenses and hosted Pega Cloud service offerings. The amounts related to our on-premises term licenses will be recognized as term license revenue in the future over the term of the agreement as payments become due or earlier if prepaid. Future revenues associated with our Pega Cloud arrangements will be recognized ratably as Cloud revenue within services revenue over the term of the agreement. The timing of future revenue recognition and future cash receipts may not coincide.
(2)	These amounts include contractual future cash receipts related to perpetual licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the first three months of 2015, cash used in investing activities was primarily for purchases of marketable debt securities of $18.1 million, partially offset by the proceeds received from the maturities of marketable debt securities of $16.5 million. We also invested $3.3 million primarily in leasehold improvements for the build-out of our new office in Hyderabad, India.

During the first three months of 2014, cash used in investing activities was primarily for purchases of marketable debt securities of $11.6 million, partially offset by the proceeds received from the maturities of marketable debt securities of $11 million. We also invested $1.2 million primarily in leasehold improvements for the build-out of our Bengaluru, India office.

Cash used in financing activities

Cash used in financing activities during the first three months of 2015 and 2014 was primarily for repurchases of our common stock. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $119 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first three months of 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$13,284		$14,433
Repurchases paid	106,290	(2,132)	210,802	(4,476)
Repurchases unsettled	400	(9)	96	(2)

Authorization remaining as of March 31,		$11,143		$9,955

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first three months of 2015 and 2014, option and RSU holders net settled a total of 501,000 shares and 323,000 shares, respectively, of which only 297,000 shares and 187,000 shares, respectively, were issued to the option and RSU holders and the balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first three months of 2015 and 2014, instead of receiving cash from the equity holders, we withheld shares with a value of $2.6 million and $1.8 million, respectively, for withholding taxes, and $1.5 million and $1.0 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first three months of 2015 and 2014.

Dividends

On May 27, 2014, we announced an increase in our quarterly cash dividend from $0.015 to $0.03 per share. We declared a cash dividend of $0.03 and $0.015 in the first three months of 2015 and 2014, respectively. We paid cash dividends of $2.3 million and $1.1 million in the first three months of 2015 and 2014, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share; however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates.

We have historically entered into foreign currency forward contracts to partially mitigate our exposure to the fluctuations in foreign exchange rates. The fluctuations in the value of these forward contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated accounts receivable, intercompany payables, and cash held by the U.S. operating company recorded in foreign currency transaction (loss) gain, thus partially mitigating the volatility. Beginning in the second quarter of 2015, we expect to have foreign currency transaction gains or (losses) on cash, intercompany payables, and accounts receivables held by our U.K. subsidiary in currencies other than the British pound.

We are in the process of reassessing our hedging strategy, and we have not entered into any forward contracts since February 2014. We intend to fully or partially hedge our exposures relative to both the U.S. dollar and the British pound under our revised strategy, once implemented.

See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of 2015. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our market risk exposure.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2015. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first three months of 2015 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the first quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (in thousands)
1/1/2015 - 1/31/2015	58,069	$19.88	58,069	$12,129
2/1/2015 - 2/28/2015	14,360	20.06	14,360	11,841
3/1/2015 - 3/31/2015	34,261	20.37	34,261	11,143

Total	106,690	$20.06

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $119 million of our common stock. On November 24, 2014, we announced that our Board of Directors extended the expiration date of the current stock repurchase program (the “Current Program”) to December 31, 2015 and authorized the Company to repurchase up to $15 million of our stock between November 18, 2014 and December 31, 2015. Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.	Exhibits

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

Pegasystems Inc.

Date: May 6, 2015	By:	/s/ RAFEAL E. BROWN
Rafeal E. Brown

Chief Financial Officer, Chief Administrative Officer and Senior Vice President

(Principal Financial Officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.