Form 10-Q
period 2015-06-30
PEGASYSTEMS INC
filed 2015-07-29
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

There were 76,523,015 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 17, 2015.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of June 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$120,864	$114,585
Marketable securities	106,068	96,631

Total cash, cash equivalents, and marketable securities	226,932	211,216
Trade accounts receivable, net of allowance of $1,752 and $1,540	135,585	154,844
Deferred income taxes	12,948	12,974
Income taxes receivable	8,429	4,502
Other current assets	12,536	9,544

Total current assets	396,430	393,080
Property and equipment, net	33,855	30,156
Long-term deferred income taxes	70,765	69,258
Long-term other assets	3,016	2,783
Intangible assets, net	39,419	45,664
Goodwill	46,882	46,860

Total assets	$590,367	$587,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,330	$4,752
Accrued expenses	40,326	42,958
Accrued compensation and related expenses	37,249	47,250
Deferred revenue	143,001	134,672

Total current liabilities	228,906	229,632
Income taxes payable	24,919	24,896
Long-term deferred revenue	16,214	20,859
Other long-term liabilities	16,751	17,709

Total liabilities	286,790	293,096

Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 200,000 shares authorized; 76,627 shares and 76,357 shares issued and outstanding	766	764
Additional paid-in capital	147,257	141,495
Retained earnings	157,495	153,058
Accumulated other comprehensive loss	(1,941)	(612)

Total stockholders’ equity	303,577	294,705

Total liabilities and stockholders’ equity	$590,367	$587,801

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Software license	$63,497	$54,012	$121,472	$106,626
Maintenance	49,329	45,393	98,081	90,274
Services	49,193	43,580	96,384	86,549

Total revenue	162,019	142,985	315,937	283,449

Cost of revenue:
Software license	1,030	1,177	2,106	2,756
Maintenance	5,476	5,044	10,656	9,708
Services	48,275	40,470	92,078	80,140

Total cost of revenue	54,781	46,691	104,840	92,604

Gross profit	107,238	96,294	211,097	190,845

Operating expenses:
Selling and marketing	60,389	56,342	116,124	102,149
Research and development	31,372	27,323	61,216	51,932
General and administrative	10,214	10,250	16,559	19,552
Acquisition-related	13	157	39	363

Total operating expenses	101,988	94,072	193,938	173,996

Income from operations	5,250	2,222	17,159	16,849
Foreign currency transaction (loss) gain	(968)	(4)	(3,930)	318
Interest income, net	216	163	529	287
Other income (expense), net	3	6	3	(526)

Income before provision for income taxes	4,501	2,387	13,761	16,928
Provision for income taxes	1,397	883	4,722	5,659

Net income	$3,104	$1,504	$9,039	$11,269

Earnings per share:
Basic	$0.04	$0.02	$0.12	$0.15

Diluted	$0.04	$0.02	$0.11	$0.14

Weighted-average number of common shares outstanding:
Basic	76,626	76,286	76,514	76,385
Diluted	78,950	78,280	78,771	78,563
Cash dividends declared per share	$0.03	$0.03	$0.06	$0.045

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,104	$1,504	$9,039	$11,269
Other comprehensive income (loss):
Unrealized (loss) gain on securities, net of tax	(86)	(3)	5	28
Foreign currency translation adjustments	1,762	891	(1,334)	1,276

Total other comprehensive income (loss), net	1,676	888	(1,329)	1,304

Comprehensive income	$4,780	$2,392	$7,710	$12,573

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$9,039	$11,269
Adjustments to reconcile net income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(2,280)	(2,526)
Deferred income taxes	(1,525)	(899)
Depreciation and amortization	11,258	11,412
Stock-based compensation expense	14,914	8,453
Foreign currency transaction loss (gain)	3,930	(318)
Other non-cash items	550	495
Change in operating assets and liabilities:
Trade accounts receivable	16,645	51,155
Income taxes receivable and other current assets	(4,853)	(3,836)
Accounts payable and accrued expenses	(10,507)	94
Deferred revenue	2,378	(214)
Other long-term assets and liabilities	(150)	(1,150)

Cash provided by operating activities	39,399	73,935

Investing activities:
Purchases of marketable securities	(31,504)	(29,547)
Proceeds from maturities and called marketable securities	21,120	15,996
Payments for acquisitions	(535)	(1,593)
Investment in property and equipment	(7,293)	(2,864)

Cash used in investing activities	(18,212)	(18,008)

Financing activities:
Issuance of common stock for share-based compensation plans	587	338
Excess tax benefits from exercise or vesting of equity awards	2,280	2,526
Dividend payments to shareholders	(4,594)	(2,290)
Common stock repurchases for tax withholdings for net settlement of equity awards	(4,432)	(3,402)
Common stock repurchases under share repurchase programs	(7,075)	(8,459)

Cash used in financing activities	(13,234)	(11,287)

Effect of exchange rates on cash and cash equivalents	(1,674)	2,240

Net increase in cash and cash equivalents	6,279	46,880
Cash and cash equivalents, beginning of period	114,585	80,231

Cash and cash equivalents, end of period	$120,864	$127,111

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

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

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU amends the guidance for revenue recognition to replace numerous, industry-specific requirements, and converges areas under this topic with those of the International Financial Reporting Standards. This ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. This ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU were originally scheduled to become effective for reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB delayed the effective date of this ASU by one year so that the amendments in this ASU will be effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning on December 15, 2016. The proposed new effective date for the Company will be January 1, 2018. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

3.	MARKETABLE SECURITIES

	June 30, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$35,493	$20	$(43)	$35,470
Corporate bonds	66,520	14	(72)	66,462
Certificates of deposit	4,131	6	(1)	4,136

	$106,144	$40	$(116)	$106,068

	December 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$27,820	$52	$(17)	$27,855
Corporate bonds	65,487	5	(144)	65,348
Certificates of deposit	3,428	2	(2)	3,428

	$96,735	$59	$(163)	$96,631

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss, net of related income taxes.

As of June 30, 2015, remaining maturities of marketable debt securities ranged from July 2015 to June 2017, with a weighted-average remaining maturity of approximately 13 months.

4.	DERIVATIVE INSTRUMENTS

The Company has historically used foreign currency forward contracts (“forward contracts”) to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by its U.S. operating company.

Effective on April 1, 2015, the Company restructured its operations with its clients based outside the Americas. These clients began transacting with Pegasystems Limited, a United Kingdom (“U.K.”) subsidiary of Pegasystems Inc., which has the British pound as its functional currency. This reorganization resulted in increased cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Limited in currencies other than the British pound. As a result, the Company’s exposure to foreign currency exchange rate fluctuations in the U.S. dollar, the Euro, and the Australian dollar relative to the British pound increased, while its exposure to foreign currency exchange rate fluctuations in the British pound, the Euro, and the Australian dollar relative to the U.S. dollar decreased.

In July 2015, as a result of this operational reorganization, the Company implemented its revised hedging program under which it fully or partially hedges its non-functional currency exposures for Pegasystems Inc. and Pegasystems Limited, utilizing forward contracts with terms not greater than 180 days. The Company executed forward contracts in July 2015 to hedge its exposures to Euro and British pound denominated cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Inc., and to Euro, U.S. dollar, and Australian dollar denominated cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Limited.

The forward contracts utilized by the Company, both prior to March 2014 and under its revised hedging program, are not designated as hedging instruments. As a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheet as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other income (expense), net, in its consolidated statement of operations. However, the fluctuations in the value of these foreign currency forward contracts partially offset the gains and losses from the remeasurement or settlement of the foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Inc. and Pegasystems Limited, thus partly mitigating the volatility.

The Company did not enter into any forward contracts between March 2014 and June 2015, and as of June 30, 2015 and December 31, 2014, the Company did not have any forward contracts outstanding.

During the six months ended June 30, 2014, the Company entered into forward contracts with an aggregate notional value of $87.9 million, and the total change in fair value recorded in other income (expense), net, was $0.5 million.

5.	FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

The Company records its marketable securities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the fair value measurements, a three-tier fair value hierarchy, which classifies the fair value measurements based on the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) significant other inputs that are observable either directly or indirectly; and (Level 3) significant unobservable inputs on which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices in active markets for identical assets. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015.

The fair value hierarchy of the Company’s cash equivalents and marketable securities is as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$2,497	$2,497	$—

Marketable securities:
Municipal bonds	$35,470	$—	$35,470
Corporate bonds	66,462	—	66,462
Certificates of deposit	4,136	—	4,136

Total marketable securities	$106,068	$—	$106,068

(1)	Included in “cash and cash equivalents” in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015, in addition to $118.4 million of cash.

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds (1)	$2,295	$2,295	$—

Marketable securities:
Municipal bonds	$27,855	$—	$27,855
Corporate bonds	65,348	—	65,348
Certificates of deposit	3,428	—	3,428

Total marketable securities	$96,631	$—	$96,631

(1)	Included in “cash and cash equivalents” in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2014, in addition to $112.3 million of cash.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first six months of 2015 and 2014, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

6.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	June 30, 2015	December 31, 2014
Trade accounts receivable	$122,210	$128,757
Unbilled trade accounts receivable	15,127	27,627

Total accounts receivable	137,337	156,384

Allowance for sales credit memos	(1,752)	(1,540)

	$135,585	$154,844

Unbilled trade accounts receivable primarily relate to services revenue earned under time and materials arrangements and to maintenance and license arrangements which have commenced or been delivered but have not been invoiced.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill:

(in thousands)	2015
Balance as of January 1,	$46,860
Translation adjustments	22

Balance as of June 30,	$46,882

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value
As of June 30, 2015
Customer related intangibles	4-9 years	$49,601	$(27,402)	$22,199
Technology	3-9 years	48,342	(31,580)	16,762
Other intangibles	3 years	5,361	(4,903)	458

Total		$103,304	$(63,885)	$39,419

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value
As of December 31, 2014
Customer related intangibles	4-9 years	$49,590	$(24,338)	$25,252
Technology	3-9 years	48,342	(28,890)	19,452
Other intangibles	1-3 years	5,361	(4,401)	960

Total		$103,293	$(57,629)	$45,664

Amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of revenue	$1,347	$1,444	$2,690	$3,284
Selling and marketing	1,534	1,499	3,065	2,995
General and administrative	238	481	502	901

Total amortization expense	$3,119	$3,424	$6,257	$7,180

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) as of June 30, 2015	Future estimated amortization expense
Remainder of 2015	$5,954
2016	11,524
2017	9,826
2018	8,826
2019	3,034
2020 and thereafter	255

$39,419

8.	ACCRUED EXPENSES

(in thousands)	June 30, 2015	December 31, 2014
Partner commissions	$3,003	$2,441
Other taxes	9,144	10,970
Employee reimbursable expenses	2,589	1,474
Dividends payable	2,302	2,294
Professional services contractor fees	3,760	2,297
Self-insurance health and dental claims	1,519	2,115
Professional fees	1,989	2,444
Short-term deferred rent	1,564	1,446
Income taxes payable	885	8,966
Acquisition-related expenses and merger consideration	2,176	2,702
Restructuring	401	461
Marketing and sales program expenses	4,737	1,914
Cloud hosting expenses	1,654	516
Leasehold improvements in process	1,653	—
Other	2,950	2,918

	$40,326	$42,958

9.	DEFERRED REVENUE

(in thousands)	June 30, 2015	December 31, 2014
Software license	$36,429	$38,961
Maintenance	89,474	83,467
Cloud	8,996	4,209
Services and other	8,102	8,035

Current deferred revenue	143,001	134,672

Software license	15,914	19,878
Maintenance and services	300	981

Long-term deferred revenue	16,214	20,859

	$159,215	$155,531

10.	STOCK-BASED COMPENSATION

Stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of revenues	$2,281	$1,387	$4,234	$2,398
Operating expenses	6,364	3,771	10,680	6,055

Total stock-based compensation before tax	$8,645	$5,158	$14,914	$8,453
Income tax benefit	$(2,328)	$(1,591)	$(4,111)	$(2,582)

During the first six months of 2015, the Company issued approximately 592,000 shares of common stock to its employees and 25,000 shares to its non-employee directors under the Company’s share-based compensation plans.

During the first six months of 2015, the Company granted approximately 1,620,000 restricted stock units (“RSUs”) and 2,048,000 non-qualified stock options to its employees with total fair values of approximately $32 million and $15.3 million, respectively. Approximately 250,000 RSUs were granted in connection with the election by employees to receive 50% of their 2015 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. Stock-based compensation of approximately $4.3 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

The Company recognizes stock based compensation on the accelerated recognition method, while treating each vesting tranche as if it were an individual grant. As of June 30, 2015, the Company had approximately $41.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

11.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options and RSUs, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Basic
Net income	$3,104	$1,504	$9,039	$11,269

Weighted-average common shares outstanding	76,626	76,286	76,514	76,385

Earnings per share, basic	$0.04	$0.02	$0.12	$0.15

Diluted
Net income	$3,104	$1,504	$9,039	$11,269

Weighted-average common shares outstanding, basic	76,626	76,286	76,514	76,385
Weighted-average effect of dilutive securities:
Stock options	1,525	1,607	1,517	1,766
RSUs	799	387	740	412

Effect of assumed exercise of stock options and RSUs	2,324	1,994	2,257	2,178

Weighted-average common shares outstanding, diluted	78,950	78,280	78,771	78,563

Earnings per share, diluted	$0.04	$0.02	$0.11	$0.14

Outstanding options and RSUs excluded as impact would be anti-dilutive	223	166	141	112

12.	GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses its strategic software applications and Pega 7 platform, and provides consulting services, maintenance, and training related to its offerings. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides business process solutions in the enterprise applications market. To assess performance, the Company’s CODM reviews financial information on a consolidated basis. Therefore, the Company determined it has one reportable segment — Digital Enterprise Business Solutions, and one reporting unit.

The Company’s international revenue is from clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015		2014		2015		2014
U.S.	$87,867	54%	$70,411	49%	$178,031	56%	$152,428	54%
Other Americas	27,380	17%	5,464	4%	39,677	13%	9,304	3%
United Kingdom	21,149	13%	24,643	17%	41,376	13%	53,557	19%
Other EMEA	15,835	10%	34,008	24%	34,703	11%	50,308	18%
Asia Pacific	9,788	6%	8,459	6%	22,150	7%	17,852	6%

	$162,019	100%	$142,985	100%	$315,937	100%	$283,449	100%

There were no clients accounting for 10% or more of the Company’s total revenue during the second quarter and first six months of 2015 and 2014. Clients accounting for 10% or more of the Company’s total outstanding trade receivables, net of allowance, were as follows:

	As of June 30,	As of December 31,
(Dollars in thousands)	2015	2014
Trade receivables, net of allowance	$135,585	$154,844
Client A	13%	n/a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, and the timing of recognizing revenue under existing term license agreements. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “strategy,” “is intended to,” “project,” “guidance,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition; the ongoing consolidation in the financial services, insurance, healthcare, and communications markets; reliance on third party relationships; the potential loss of vendor specific objective evidence for our consulting services; the inherent risks associated with international operations and the continued weakness in international economies; foreign currency exchange rates; the financial impact of the Company’s past acquisitions and any future acquisitions; and management of the Company’s growth. These risks are described more completely in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. We do not intend to update any forward-looking statements publicly, whether as a result of new information, future events, or otherwise.

Business overview

We develop, market, license, and support strategic software applications for marketing, sales and onboarding, customer service, and operations. In addition, we license our Pega 7 platform for clients that wish to build and extend their own applications. Pega 7 assists our clients in building, deploying, and evolving enterprise applications, creating an environment in which business and IT can collaborate to manage back office operations, front office sales, marketing, and/or customer service needs. We also provide consulting services, maintenance, and training for our software and our applications. Our applications and Pega 7 can be deployed in the Cloud or on-premises.

Pega 7 and our related applications are used by our clients in the financial services, healthcare, insurance, communications and media, public sector, manufacturing, life sciences, and other markets. We sell our software directly and also through a network of business and technology alliances. Our partners include major systems integrators, management consulting firms, technology providers, and application developers.

Our clients include Global 500 companies and government agencies that seek to manage complex enterprise systems and customer service issues more nimbly and cost-effectively. Our strategy is to sell a client a series of licenses, each focused on a specific purpose or area of operations. As we have found meaningful interest from smaller companies, we are expanding our sales force to extend coverage beyond our traditional Global 500 focus. We license our products and render consulting and training services to clients domestically and internationally, including in Canada, Europe, the Middle East, Latin America, Asia, and Australia. In the second quarter of 2015 and 2014, revenue from clients based outside of the United States of America (“U.S.”) represented 46% and 51% of our total revenue, respectively. In the first six months of 2015 and 2014, revenue from clients based outside of the U.S. represented 44% and 46% of our total revenue, respectively.

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

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase (Decrease)
	2015	2014			2015	2014
Total revenue	$162,019	$142,985	$19,034	13%	$937	$283,449	$32,488	11%
License revenue	$63,497	$54,012	$9,485	18%	$121,472	$106,626	$14,846	14%
Diluted earnings per share	$0.04	$0.02	$0.02	100%	$0.11	$0.14	$(0.03)	(21)%
Cash flow provided by operating activities					$39,399	$73,935	$(34,536)	(47)%

The increase in diluted earnings per share during the second quarter of 2015 was primarily due to the significant increase in income from operations, partially offset by the $1 million increase in foreign currency transaction loss. The decrease in diluted earnings per share for the first six months of 2015 was primarily due to the $4.2 million increase in foreign currency transaction loss. The decrease in cash provided by operating activities was primarily due to the larger outstanding billings at June 30, 2015 compared to June 30, 2014.

In addition to the above key financial metrics, management also focuses on license and Cloud backlog. We compute license and Cloud backlog by adding billed deferred license and Cloud revenue as recorded on the balance sheet and license and Cloud contractual commitments, which are not billed and not recorded on our balance sheet. License and Cloud backlog may vary in any given period depending on the amount and timing of when arrangements are executed, as well as the mix between perpetual and term license arrangements.

	As of June 30,		% Change
(Dollars in thousands)	2015	2014
Total billed deferred license and Cloud revenue	$61,339	$54,938	12%
Total off-balance sheet license and Cloud commitments	330,043	298,658	11%

Total license and Cloud Backlog	$391,382	$353,596	11%

Critical accounting policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and beliefs of what could occur in the future given available information.

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

Results of Operations

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2015	2014			2015	2014
Total revenue	$162,019	$142,985	$19,034	13%	$315,937	$283,449	$32,488	11%
Gross profit	$107,238	$96,294	$10,944	11%	$211,097	$190,845	$20,252	11%
Total operating expenses	$101,988	$94,072	$7,916	8%	$193,938	$173,996	$19,942	11%
Income from operations	$5,250	$2,222	$3,028	136%	$17,159	$16,849	$310	2%
Income before provision for income taxes	$4,501	$2,387	$2,114	89%	$13,761	$16,928	$(3,167)	(19)%

Revenue

	Three Months Ended June 30,				Increase		Six Months Ended June 30,				Increase
(Dollars in thousands)	2015		2014				2015		2014
License revenue
Perpetual licenses	$35,166	55%	$33,272	62%	$1,894		$63,092	52%	$56,657	53%	$6,435
Term licenses	26,423	42%	19,040	35%	7,383		54,222	45%	45,866	43%	8,356
Subscription	1,908	3%	1,700	3%	208		4,158	3%	4,103	4%	55

Total license revenue	$63,497	100%	$54,012	100%	$9,485	18%	$121,472	100%	$106,626	100%	$14,846	14%

The aggregate value of new license arrangements executed during the first six months of 2015 significantly increased compared to the first six months of 2014 primarily due to a higher number and higher value of arrangements executed in the first six months of 2015. The higher value was due to two arrangements, each greater than $10 million, executed in the first six months of 2015. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the first six months of 2015 and 2014, approximately 56% and 84%, respectively, of the value of new license arrangements were executed with existing clients.

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

The increase in perpetual license revenue during the second quarter of 2015 compared to the second quarter of 2014 was primarily due to revenue recognized on an arrangement greater than $10 million executed in the first quarter of 2015. The increase in perpetual license revenue during the first six months of 2015 compared to the first six months of 2014 was primarily due to revenue associated with a large arrangement effective in the third quarter of 2014 that has been recognized ratably over the past year due to the revenue recognition criteria. The aggregate value of payments due under noncancellable perpetual licenses was $58.3 million as of June 30, 2015 compared to $46.7 million as of June 30, 2014. We expect to recognize $28.2 million of the $58.3 million as revenue during the remainder of 2015.

The increases in term license revenue during the second quarter and first six months of 2015 compared to the same periods in 2014 were primarily due to revenue recognized from arrangements executed in the first half of 2015. The aggregate value of payments due under noncancellable term licenses and our Cloud arrangements grew to $271.7 million as of June 30, 2015 compared to $252 million as of June 30, 2014. We expect to recognize $36.6 million of the $271.7 million as revenue during the remainder of 2015 in addition to new term license and Cloud arrangements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts in Liquidity and Capital Resources - Cash Provided by Operating Activities.

Subscription revenue primarily consists of the ratable recognition of license, maintenance, and bundled services revenue on license arrangements that include a right to successor products or unspecified future products. Subscription revenue does not include revenue from our Cloud arrangements, which is included in services revenue. The timing of scheduled payments under client arrangements may limit the amount of revenue recognized in a reporting period. Consequently, our subscription revenue may vary materially quarter to quarter.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2015	2014			2015	2014
Maintenance revenue
Maintenance	$49,329	$45,393	$3,936	9%	$98,081	$90,274	$7,807	9%

The increases were primarily due to the growth in the aggregate value of the installed base of our software and continued strong renewal rates.

	Three Months Ended June 30,				Increase		Six Months Ended June 30,				Increase
(Dollars in thousands)	2015		2014				2015		2014
Services revenue
Consulting services	$40,827	83%	$38,835	89%	$1,992	5%	$80,338	83%	$76,911	89%	$3,427	4%
Cloud	7,279	15%	3,727	9%	3,552	95%	13,456	14%	7,585	9%	5,871	77%
Training	1,087	2%	1,018	2%	69	7%	2,590	3%	2,053	2%	537	26%

Total services	$49,193	100%	$43,580	100%	$5,613	13%	$96,384	100%	$86,549	100%	$9,835	11%

Consulting services represents revenue primarily from new license implementations. Our consulting services revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners. The increases in consulting services revenue were due to the higher number of projects and billable hours in the second quarter and first six months of 2015 compared to the same periods in 2014.

Cloud represents revenue from our Cloud offerings. The increase in Cloud revenue was primarily due to continued growth of our Cloud client base.

Gross profit

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2015	2014			2015	2014
Gross Profit
Software license	$62,467	$52,835	$9,632	18%	$119,366	$103,870	$15,496	15%
Maintenance	43,853	40,349	3,504	9%	87,425	80,566	6,859	9%
Services	918	3,110	(2,192)	(70)%	4,306	6,409	(2,103)	(33)%

Total gross profit	$107,238	$96,294	$10,944	11%	$211,097	$190,845	$20,252	11%

Total gross profit %	66%	67%			67%	67%
Software license gross profit %	98%	98%			98%	97%
Maintenance gross profit %	89%	89%			89%	89%
Services gross profit %	2%	7%			4%	7%

The increases in total gross profit were primarily due to the increases in software license and maintenance revenue.

The decreases in services gross profit percent were primarily due to increased employee-related expenses associated with higher headcount, increased software license costs, lower realization rates on two North American projects, and increased subcontractor usage.

Operating expenses

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2015	2014			2015	2014
Amortization of intangibles:
Cost of revenue	$1,347	$1,444	$(97)	(7)%	$2,690	$3,284	$(594)	(18)%
Selling and marketing	1,534	1,499	35	2%	3,065	2,995	70	2%
General and administrative	238	481	(243)	(51)%	502	901	(399)	(44)%

	$3,119	$3,424	$(305)	(9)%	$6,257	$7,180	$(923)	(13)%

The decreases were primarily due to the full amortization in 2014 of certain technology and other intangibles acquired from Chordiant and Antenna, respectively.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2015	2014			2015	2014
Selling and marketing
Selling and marketing	$60,389	$56,342	$4,047	7%	$116,124	$102,149	$13,975	14%
As a percent of total revenue	37%	39%			37%	36%
Selling and marketing headcount at June 30,					678	614	64	10%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in selling and marketing expenses during the second quarter of 2015 was primarily due to a $2.9 million increase in marketing and sales program expenses and a $1.7 million increase in compensation and benefits associated with higher headcount.

The increase in selling and marketing expenses during the first six months of 2015 was primarily due to a $5.7 million increase in compensation and benefits associated with higher headcount, a $5.5 million increase in marketing and sales program expenses, and a $2.4 million increase in sales commissions associated with the higher value of new license arrangements executed during the first six months of 2015 compared to the first six months of 2014.

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2015	2014			2015	2014
Research and development
Research and development	$31,372	$27,323	$4,049	15%	$61,216	$51,932	$9,284	18%
As a percent of total revenue	19%	19%			19%	18%
Research and development headcount at June 30,					1,128	1,020	108	11%

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

The increase in research and development expenses during the second quarter of 2015 compared to the same period in 2014 was primarily due to a $2.3 million increase in compensation and benefit expenses associated with higher headcount, a $0.5 million increase in outsourced hosting services, a $0.4 million increase in software license costs, and a $0.3 million increase in rent and rent-related costs.

The increase in research and development expenses during the first six months of 2015 compared to the same period in 2014 was primarily due to a $5.8 million increase in compensation and benefit expenses associated with higher headcount, a $0.8 million increase in equipment and software license costs, a $0.7 million increase in contracted professional services, an $0.7 million increase in outsourced hosting services, and a $0.6 million increase in rent and rent-related costs.

	Three Months Ended June 30,		(Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2015	2014			2015	2014
General and administrative
General and administrative	$10,214	$10,250	$(36)	— %	$16,559	$19,552	$(2,993)	(15)%
As a percent of total revenue	6%	7%			5%	7%
General and administrative headcount at June 30,					314	286	28	10%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with finance, legal, corporate governance, and other administrative headcount. It also includes accounting, legal, and other administrative fees. The general and administrative headcount includes employees in human resources, information technology, and corporate services departments whose costs are allocated to our other functional departments.

The decrease in general and administrative expenses during the first six months of 2015 compared to the same period in 2014 was primarily due to the recognition in the first quarter of 2015 of the $1.8 million benefit from the settlement of the Antenna indemnification claims and the $1.6 million benefit from the settlement of indirect tax liabilities.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2015	2014			2015	2014
Cost of revenues	$2,281	$1,387	$894	64%	$4,234	$2,398	$1,836	77%
Operating expenses	6,364	3,771	2,593	69%	10,680	6,055	4,625	76%

Total stock-based compensation before tax	$8,645	$5,158	$3,487	68%	$14,914	$8,453	$6,461	76%
Income tax benefit	$(2,328)	$(1,591)			$(4,111)	$(2,582)

The increases were primarily due to the higher value of the 2014 annual periodic equity grant compared to the 2013 grant, which occurred in March 2015 and 2014, respectively.

Non-operating income and expenses, net

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2015	2014			2015	2014
Foreign currency transaction (loss) gain	$(968)	$(4)	$(964)	n/m	$(3,930)	$318	$(4,248)	n/m
Interest income, net	216	163	53	33%	529	287	242	84%
Other income (expense), net	3	6	(3)	(50)%	3	(526)	529	(101)%

Non-operating (loss) income	$(749)	$165	$(914)	n/m	$(3,398)	$79	$(3,477)	n/m

n/m - not meaningful

We have historically used foreign currency forward contracts (“forward contracts”) to manage our exposure to changes in foreign currency exchange rates associated with cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Inc., our U.S. operating company, in currencies other than the U.S. dollar.

Effective on April 1, 2015, our clients based outside the Americas began transacting with Pegasystems Limited, a U.K. subsidiary, which has the British pound as its functional currency. This reorganization resulted in increased cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Limited in currencies other than the British pound.

We did not enter into any forward contracts between March 2014 and June 2015. In July 2015, as a result of this operational reorganization, we implemented our revised hedging program, under which we fully or partially hedge our non-functional currency exposures for Pegasystems Inc. and Pegasystems Limited, utilizing forward contracts with terms not greater than 180 days. We executed forward contracts in July 2015 to hedge our exposures to Euro and British pound denominated cash, accounts receivable and intercompany receivables and payables held by Pegasystems Inc. and Euro, U.S. dollar, and Australian dollar denominated cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Limited.

These forward contracts, executed both prior to March 2014 and under our revised hedging program, are not designated as hedging instruments. As a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other income (expense), net.

See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for discussion of our use of forward contracts.

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate and adjust for discrete tax items recorded in the same period. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the second quarter of 2015 and 2014, we recorded tax provisions of $1.4 million and $0.9 million, respectively, which resulted in an effective tax rate of 31.0% and 37.0%, respectively. During the first six months of 2015 and 2014, we recorded a provision of $4.7 million and $5.7 million, respectively, which resulted in an effective tax rate of 34.3% and 33.4%, respectively. Our effective tax rate during the second quarter of 2015 compared to the second quarter of 2014 was lower, primarily due to higher income in lower tax rate jurisdictions, partially offset by a slight decrease in our anticipated domestic production activities deduction. Our effective tax rate during the first six months of 2015 compared to the second quarter of 2014 was higher, primarily due to a decrease in our anticipated domestic production activities deduction.

Liquidity and capital resources

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash provided by (used in):
Operating activities	$39,399	$73,935
Investing activities	(18,212)	(18,008)
Financing activities	(13,234)	(11,287)
Effect of exchange rate on cash	(1,674)	2,240

Net increase in cash and cash equivalents	$6,279	$46,880

	As of June 30, 2015	As of December 31, 2014
Total cash, cash equivalents, and marketable securities	$226,932	$211,216

The increase in cash and cash equivalents during the first six months of 2015 was primarily due to cash provided by operating activities during the period. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, our dividend payments, and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. During the first six months of 2014, we paid $0.8 million of the remaining merger consideration related to the final working capital adjustment for our October 2013 acquisition of Antenna Software, Inc. and $0.8 million in cash consideration to acquire Meshlabs Software Private Limited. During the first quarter of 2015, we paid $0.5 million in additional cash consideration to the selling shareholders of one of the three companies acquired in 2014 based on the achievement of certain performance milestones. We may be required to pay an additional $1.2 million in cash to the same selling shareholders based on the achievement of certain performance milestones through the end of 2016. In July 2015, we paid $1.1 million of additional cash consideration to the selling shareholders of another of the three companies acquired in 2014.

As of June 30, 2015, approximately $41.7 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers of cash provided by operating activities during the first six months of 2015 were net income of $9 million, and a $16.6 million decrease in trade accounts receivable as a result of collections, partially offset by a $10.5 million decrease in accounts payable and accrued expenses primarily due to the timing of payments for compensation-related accruals.

The primary drivers of cash provided by operating activities during the first six months of 2014 were net income of $11.3 million and the $46 million net change in assets and liabilities. The net change in assets and liabilities primarily consisted of a decrease in trade accounts receivable due to our significant collections, partially offset by an increase in income taxes receivable due to estimated tax payments and the tax benefits associated with domestic stock-based compensation expense.

Future Cash Receipts from License and Cloud Arrangements

Total contractual future cash receipts due from our existing license and Cloud arrangements was approximately $330 million as of June 30, 2015 compared to $298.7 million as of June 30, 2014. The future cash receipts due are summarized as follows:

(in thousands) as of June 30, 2015	Contractual payments for term licenses and Cloud arrangements not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2015	$36,631	$28,228	$64,859
2016	99,794	23,103	122,897
2017	59,862	4,168	64,030
2018	42,932	2,111	45,043
2019 and thereafter	32,513	701	33,214

Total	$271,732	$58,311	$330,043

(1)	These amounts include contractual future cash receipts related to our on-premises term licenses and hosted Cloud service offerings. The timing of future revenue recognition and future cash receipts may not coincide.
(2)	These amounts include contractual future cash receipts related to perpetual licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the first six months of 2015, cash used in investing activities was primarily for purchases of marketable debt securities of $31.5 million, partially offset by the proceeds received from the maturities of marketable debt securities of $21.1 million. We also invested $7.3 million primarily in leasehold improvements for the build-out of our new office in Hyderabad, India.

During the first six months of 2014, cash used in investing activities was primarily for purchases of marketable debt securities of $29.5 million, partially offset by the proceeds received from the maturities of marketable debt securities of $16 million.

Cash used in financing activities

Cash used in financing activities during the first six months of 2015 and 2014 was primarily for repurchases of our common stock. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $169 million of our common stock. On June 4, 2015, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2016 and authorized the Company to repurchase an additional $50 million of our stock between June 4, 2015 and June 30, 2016. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first six months of 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$13,284		$14,433
Authorizations	—	50,000	—	—
Repurchases paid	314,949	(6,780)	419,000	(8,305)
Repurchases unsettled	32,372	(749)	—	—

Authorization remaining as of June 30,		$55,755		$6,128

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first six months of 2015 and 2014, option and RSU holders net settled a total of 944,000 shares and 700,000 shares, respectively, of which only 536,000 shares and 394,000 shares, respectively, were issued to the option and RSU holders. The balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the first six months of 2015 and 2014, instead of receiving cash from the equity holders, we withheld shares with a value of $4.4 million and $3.4 million, respectively, for withholding taxes, and $4.2 million and $2.9 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the first six months of 2015 and 2014.

Dividends

On May 27, 2014, we announced an increase in our quarterly cash dividend from $0.015 to $0.03 per share. We declared a cash dividend of $0.06 and $0.045 in the first six months of 2015 and 2014, respectively. We paid cash dividends of $4.6 million and $2.3 million in the first six months of 2015 and 2014, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share; however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates.

We have historically used foreign currency forward contracts (“forward contracts”) to manage our exposure to changes in foreign currency exchange rates associated with cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Inc., our U.S. operating company, in currencies other than the U.S. dollar.

Effective on April 1, 2015, our clients based outside the Americas began transacting with Pegasystems Limited, a U.K. subsidiary, which has the British pound as its functional currency. This reorganization resulted in increased cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Limited in currencies other than the British pound.

We did not enter into any forward contracts between March 2014 and June 2015. In July 2015, as a result of this operational reorganization, we executed forward contracts, which are not designated as hedging instruments, to hedge our exposures to Euro and British pound denominated cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Inc. and Euro, U.S. dollar, and Australian dollar denominated cash, accounts receivable, and intercompany receivables and payables held by Pegasystems Limited.

See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first six months of 2015. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our market risk exposure.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2015. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first six months of 2015 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (1) (in thousands)
4/1/2015 - 4/30/2015	43,706	$21.45	43,706	$10,206
5/1/2015 - 5/31/2015	60,133	$21.56	60,133	$8,909
6/1/2015 - 6/30/2015	136,792	$23.06	136,792	$55,755

Total	240,631	$22.39

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $169 million of our common stock. On June 4, 2015, we announced that our Board of Directors extended the expiration date of the current stock repurchase program (the “Current Program”) to June 30, 2016 and authorized the Company to repurchase an additional $50 million of our stock between June 4, 2015 and June 30, 2016. Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.	Exhibits

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

Pegasystems Inc.

Date:	July 29, 2015	By:	/s/ RAFEAL E. BROWN
Rafeal E. Brown

Chief Financial Officer, Chief Administrative Officer and Senior Vice President

(Principal Financial Officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.