Form 10-Q
period 2015-09-30
PEGASYSTEMS INC
filed 2015-10-27
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

There were 76,421,098 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 16, 2015.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of September 30, 2015	As of December 31, 2014

ASSETS

Current assets:

Cash and cash equivalents	$97,278	$114,585

Marketable securities	126,738	96,631

Total cash, cash equivalents, and marketable securities	224,016	211,216

Trade accounts receivable, net of allowance of $2,100 and $1,540	129,252	154,844

Deferred income taxes	12,903	12,974

Income taxes receivable	14,688	4,502

Other current assets	12,310	9,544

Total current assets	393,169	393,080

Property and equipment, net	31,830	30,156

Long-term deferred income taxes	71,998	69,258

Long-term other assets	3,715	2,783

Intangible assets, net	36,412	45,664

Goodwill	46,816	46,860

Total assets	$583,940	$587,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,617	$4,752

Accrued expenses	39,049	42,958

Accrued compensation and related expenses	43,386	47,250

Deferred revenue	134,075	134,672

Total current liabilities	224,127	229,632

Income taxes payable	24,562	24,896

Long-term deferred revenue	13,857	20,859

Other long-term liabilities	16,348	17,709

Total liabilities	278,894	293,096

Stockholders’ equity:

Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—

Common stock, 200,000 shares authorized; 76,465 shares and 76,357 shares issued and outstanding	765	764

Additional paid-in capital	145,466	141,495

Retained earnings	161,522	153,058

Accumulated other comprehensive loss	(2,707)	(612)

Total stockholders’ equity	305,046	294,705

Total liabilities and stockholders’ equity	$583,940	$587,801

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:

Software license	$58,948	$48,292	$180,420	$154,918

Maintenance	52,285	47,281	150,366	137,555

Services	51,170	42,058	147,554	128,607

Total revenue	162,403	137,631	478,340	421,080

Cost of revenue:

Software license	1,000	1,076	3,106	3,832

Maintenance	5,644	5,385	16,300	15,093

Services	48,797	39,921	140,875	120,061

Total cost of revenue	55,441	46,382	160,281	138,986

Gross profit	106,962	91,249	318,059	282,094

Operating expenses:

Selling and marketing	53,640	48,623	169,764	150,772

Research and development	33,032	28,558	94,248	80,490

General and administrative	9,579	8,825	26,138	28,377

Acquisition-related	—	54	39	417

Restructuring	—	192	—	192

Total operating expenses	96,251	86,252	290,189	260,248

Income from operations	10,711	4,997	27,870	21,846

Foreign currency transaction loss	(412)	(2,845)	(4,342)	(2,527)

Interest income, net	278	181	807	468

Other (expense) income, net	(331)	19	(328)	(507)

Income before provision for income taxes	10,246	2,352	24,007	19,280

Provision for income taxes	3,921	470	8,643	6,129

Net income	$6,325	$1,882	$15,364	$13,151

Earnings per share:

Basic	$0.08	$0.02	$0.20	$0.17

Diluted	$0.08	$0.02	$0.19	$0.17

Weighted-average number of common shares outstanding:

Basic	76,534	76,351	76,521	76,312

Diluted	79,174	78,653	78,906	78,531

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.075

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$6,325	$1,882	$15,364	$13,151

Other comprehensive loss, net:

Unrealized gain (loss) on securities, net of tax	162	(90)	167	(62)

Foreign currency translation adjustments	(928)	(3,046)	(2,262)	(1,770)

Total other comprehensive loss, net	(766)	(3,136)	(2,095)	(1,832)

Comprehensive income (loss)	$5,559	$(1,254)	$13,269	$11,319

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014

Operating activities:

Net income	$15,364	$13,151

Adjustments to reconcile net income to cash provided by operating activities:

Excess tax benefits from exercise or vesting of equity awards	(4,661)	(3,754)

Deferred income taxes	(2,889)	(1,845)

Depreciation and amortization	17,570	17,167

Stock-based compensation expense	23,005	13,721

Foreign currency transaction loss	4,342	2,527

Other non-cash items	1,129	939

Change in operating assets and liabilities:

Trade accounts receivable	21,969	59,049

Income taxes receivable and other current assets	(8,670)	(3,839)

Accounts payable and accrued expenses	(4,108)	(1,448)

Deferred revenue	(6,925)	4,287

Other long-term assets and liabilities	(1,198)	(1,688)

Cash provided by operating activities	54,928	98,267

Investing activities:

Purchases of marketable securities	(66,946)	(36,232)

Proceeds from maturities and called marketable securities	33,916	22,156

Sale of marketable securities	1,915	—

Payments for acquisitions	(1,671)	(2,600)

Investment in property and equipment	(9,950)	(5,809)

Cash used in investing activities	(42,736)	(22,485)

Financing activities:

Issuance of common stock for share-based compensation plans	722	629

Excess tax benefits from exercise or vesting of equity awards	4,661	3,754

Dividend payments to shareholders	(6,896)	(4,581)

Common stock repurchases for tax withholdings for net settlement of equity awards	(7,149)	(4,939)

Common stock repurchases under share repurchase programs	(17,000)	(12,266)

Cash used in financing activities	(25,662)	(17,403)

Effect of exchange rates on cash and cash equivalents	(3,837)	(2,065)

Net (decrease) increase in cash and cash equivalents	(17,307)	56,314

Cash and cash equivalents, beginning of period	114,585	80,231

Cash and cash equivalents, end of period	$97,278	$136,545

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

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

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU amends the guidance for revenue recognition to replace numerous, industry-specific requirements, and converges areas under this topic with those of the International Financial Reporting Standards. This ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. This ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. This ASU originally had an effective date for the Company of January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date,” which defers the effective date by one year while providing the option to adopt the standard on the original effective date. The new effective date for the Company will be January 1, 2018. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

3.	MARKETABLE SECURITIES

	September 30, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$52,207	$110	$—	$52,317

Corporate bonds	71,530	25	(31)	71,524

Certificates of deposit	2,894	3	—	2,897

	$126,631	$138	$(31)	$126,738

	December 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$27,820	$52	$(17)	$27,855

Corporate bonds	65,487	5	(144)	65,348

Certificates of deposit	3,428	2	(2)	3,428

	$96,735	$59	$(163)	$96,631

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss, net of related income taxes.

As of September 30, 2015, remaining maturities of marketable debt securities ranged from October 2015 to September 2018, with a weighted-average remaining maturity of approximately 16 months.

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

In July 2015, as a result of this operational reorganization, the Company implemented its revised hedging program under which it fully or partially hedges its non-functional currency exposures for Pegasystems Inc. and Pegasystems Limited, utilizing forward contracts with terms not greater than six months.

The forward contracts are not designated as hedging instruments. As a result, the Company records the fair value of these contracts at the end of each reporting period in its consolidated balance sheets as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other (expense) income, net, in its consolidated statements of operations. The cash flows related to these forward contracts are classified as operating activities in the Company’s consolidated statements of cash flows.

As of September 30, 2015, the total notional amount of the Company’s outstanding forward contracts was $55.7 million. The Company did not have any outstanding forward contracts as of December 31, 2014.

The fair value of the Company’s outstanding forward contracts as of September 30, 2015 was as follows:

(in thousands)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign currency forward contracts	Other current assets	$140	Accrued expenses	$1,035

The Company entered into forward contracts with notional values as follows:

	Notional Amount
	Three Months Ended September 30,				Nine Months Ended September 30,
Currency (in thousands)	2015		2014		2015		2014

Euro		€33,309		€—		€33,309		€21,900

British pound		£10,300		£—		£10,300		£26,500

Australian dollar	A$	27,000	A$	—	A$	27,000	A$	12,900

Indian rupee	Rs	300,000	Rs	—	Rs	300,000	Rs	204,000

United States dollar		$45,500		$—		$45,500		$—

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Loss from the change in the fair value of forward contracts included in other (expense) income, net	$(319)	$—	$(319)	$(532)

Foreign currency transaction losses from the remeasurement of foreign currency assets and liabilities	$(412)	$(2,845)	$(4,342)	$(2,527)

5.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company records its marketable securities and forward contracts at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the fair value measurements, a three-tier fair value hierarchy, which classifies the fair value measurements based on the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) significant other inputs that are observable either directly or indirectly; and (Level 3) significant unobservable inputs on which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s money market funds are classified within Level 1 of the fair value hierarchy. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company’s foreign currency forward contracts which are all classified within Level 2 of the fair value hierarchy are valued based on the notional amounts and rates under the contracts and observable market inputs such as currency exchange rates and credit risk. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2015	Level 1	Level 2

Fair Value Assets:

Money market funds	$479	$479	$—

Marketable securities:

Municipal bonds	$52,317	$—	$52,317

Corporate bonds	71,524	—	71,524

Certificates of deposit	2,897	—	2,897

Total marketable securities	$126,738	$—	$126,738

Foreign currency forward contracts	$140	$—	$140

	$127,357	$479	$126,878

Fair Value Liabilities:

Foreign currency forward contracts	$1,035	$—	$1,035

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2014	Level 1	Level 2

Fair Value Assets:

Money market funds	$2,295	$2,295	$—

Marketable securities:

Municipal bonds	$27,855	$—	$27,855

Corporate bonds	65,348	—	65,348

Certificates of deposit	3,428	—	3,428

Total marketable securities	$96,631	$—	$96,631

	$98,926	$2,295	$96,631

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the nine months of 2015 and 2014, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

6.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	September 30, 2015	December 31, 2014

Trade accounts receivable	$113,207	$128,757

Unbilled trade accounts receivable	18,145	27,627

Total accounts receivable	131,352	156,384

Allowance for sales credit memos	(2,100)	(1,540)

	$129,252	$154,844

Unbilled trade accounts receivable primarily relate to services revenue earned under time and materials arrangements and to maintenance and license arrangements that have commenced or been delivered but have not been invoiced.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill:

(in thousands)	2015

Balance as of January 1,	$46,860

Translation adjustments	(44)

Balance as of September 30,	$46,816

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value

As of September 30, 2015

Customer related intangibles	4-9 years	$49,567	$(28,933)	$20,634

Technology	3-9 years	48,342	(32,931)	15,411

Other intangibles	3 years	5,361	(4,994)	367

Total		$103,270	$(66,858)	$36,412

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value

As of December 31, 2014

Customer related intangibles	4-9 years	$49,590	$(24,338)	$25,252

Technology	3-9 years	48,342	(28,890)	19,452

Other intangibles	1-3 years	5,361	(4,401)	960

Total		$103,293	$(57,629)	$45,664

Amortization of intangibles was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Cost of revenue	$1,351	$1,382	$4,041	$4,666

Selling and marketing	1,537	1,501	4,602	4,496

General and administrative	91	574	593	1,475

Total amortization expense	$2,979	$3,457	$9,236	$10,637

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) as of September 30, 2015	Future estimated amortization expense

Remainder of 2015	$2,972

2016	11,520

2017	9,822

2018	8,822

2019 and thereafter	3,276

$36,412

8.	ACCRUED EXPENSES

(in thousands)	September 30, 2015	December 31, 2014

Partner commissions	$3,421	$2,441

Other taxes	9,744	10,970

Employee reimbursable expenses	2,544	1,474

Dividends payable	2,298	2,294

Professional services contractor fees	5,100	2,297

Self-insurance health and dental claims	2,471	2,115

Professional fees	1,936	2,444

Short-term deferred rent	1,581	1,446

Income taxes payable	1,175	8,966

Acquisition-related expenses and merger consideration	1,085	2,702

Restructuring	397	461

Marketing and sales program expenses	1,698	1,914

Purchased securities settled after period end	331	—

Cloud hosting expenses	771	516

Foreign currency forward contracts	1,035	—

Leasehold improvements in process	681	—

Other	2,781	2,918

	$39,049	$42,958

9.	DEFERRED REVENUE

(in thousands)	September 30, 2015	December 31, 2014

Software license	$33,495	$38,961

Maintenance	80,830	83,467

Cloud	8,151	4,209

Services and other	11,599	8,035

Current deferred revenue	134,075	134,672

Software license	13,724	19,878

Maintenance and services	133	981

Long-term deferred revenue	13,857	20,859

	$147,932	$155,531

10.	STOCK-BASED COMPENSATION

Stock-based compensation expense was reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Cost of revenues	$2,285	$1,418	$6,519	$3,816

Operating expenses	5,806	3,850	16,486	9,905

Total stock-based compensation before tax	$8,091	$5,268	$23,005	$13,721

Income tax benefit	$(2,326)	$(1,395)	$(6,437)	$(3,977)

During the nine months of 2015, the Company issued approximately 825,000 shares of common stock to its employees and 31,000 shares to its non-employee directors under the Company’s share-based compensation plans.

During the nine months of 2015, the Company granted approximately 1,775,000 restricted stock units (“RSUs”) and 2,197,000 non-qualified stock options to its employees with total fair values of approximately $35.8 million and $16.6 million, respectively. Approximately 250,000 RSUs were granted in connection with the election by employees to receive 50% of their 2015 target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. Stock-based compensation of approximately $4.3 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

The Company recognizes stock based compensation on the accelerated recognition method, while treating each vesting tranche as if it were an individual grant. As of September 30, 2015, the Company had approximately $37 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014

Basic

Net income	$6,325	$1,882	$15,364	$13,151

Weighted-average common shares outstanding	76,534	76,351	76,521	76,312

Earnings per share, basic	$0.08	$0.02	$0.20	$0.17

Diluted

Net income	$6,325	$1,882	$15,364	$13,151

Weighted-average common shares outstanding, basic	76,534	76,351	76,521	76,312

Weighted-average effect of dilutive securities:

Stock options	1,603	1,730	1,546	1,754

RSUs	1,037	572	839	465

Effect of assumed exercise of stock options and RSUs	2,640	2,302	2,385	2,219

Weighted-average common shares outstanding, diluted	79,174	78,653	78,906	78,531

Earnings per share, diluted	$0.08	$0.02	$0.19	$0.17

Outstanding options and RSUs excluded as impact would be anti-dilutive	320	107	201	110

12.	GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

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

The Company’s international revenue is from clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015		2014		2015		2014

U.S.	$89,640	55%	$77,792	57%	$267,671	56%	$230,220	55%

Other Americas	6,602	4%	12,195	9%	46,278	10%	21,499	5%

United Kingdom	19,491	12%	19,098	14%	60,867	13%	72,655	17%

Other EMEA	20,672	13%	15,910	11%	55,376	11%	66,218	16%

Asia Pacific	25,998	16%	12,636	9%	48,148	10%	30,488	7%

	$162,403	100%	$137,631	100%	$478,340	100%	$421,080	100%

There were no clients accounting for 10% or more of the Company’s total revenue during the third quarter and nine months of 2015 and 2014. There were no clients accounting for 10% or more of the Company’s total outstanding trade receivables as of September 30, 2015 and December 31, 2014.

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

Our clients include Global 500 companies and government agencies that seek to manage complex enterprise systems and customer service issues more nimbly and cost-effectively. Our strategy is to sell a client a series of licenses, each focused on a specific purpose or area of operations. As we have found meaningful interest from smaller companies, we are expanding our sales force to extend coverage beyond our traditional Global 500 focus. We license our products and render consulting and training services to clients domestically and internationally, including in Canada, Europe, the Middle East, Latin America, Asia, and Australia. In the third quarter of 2015 and 2014, revenue from clients based outside of the United States of America (“U.S.”) represented 45% and 43% of our total revenue, respectively. In the nine months of 2015 and 2014, revenue from clients based outside of the U.S. represented 44% and 45% of our total revenue, respectively.

Our license revenue is primarily derived from sales of our applications. Our consulting services revenue is primarily related to new license implementations. Our consulting services revenue may be lower in future periods as more of our clients become enabled and our partners lead more projects. We offer training for our staff, clients, and partners at our regional training facilities and at third-party facilities, including client sites. Our online training through Pega Academy provides an alternative way to learn our software in a virtual environment. We believe that this online training will continue to expand the number of trained experts at a faster pace.

We continue to invest heavily in research and development to enhance our software. Our research and development operations are primarily located in the U.S. and India. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, services and technologies, and intellectual property rights in an effort to expand and enhance our product offerings.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands, except per share amounts)	2015	2014			2015	2014

Total revenue	$162,403	$137,631	$24,772	18%	$478,340	$421,080	$57,260	14%

License revenue	$58,948	$48,292	$10,656	22%	$180,420	$154,918	$25,502	16%

Diluted earnings per share	$0.08	$0.02	$0.06	300%	$0.19	$0.17	$0.02	12%

Cash flow provided by operating activities					$54,928	$98,267	$(43,339)	(44)%

In addition to the key financial metrics in the above table, management also focuses on aggregate license and Cloud backlog. We compute license and Cloud backlog by adding billed deferred license and Cloud revenue as recorded on the balance sheet and license and Cloud contractual commitments, which are not billed and not recorded on our balance sheet. License and Cloud backlog may vary in any given period depending on the amount and timing of when arrangements are executed, as well as the mix between perpetual, term and Cloud license arrangements.

	As of September 30,		% Change
(Dollars in thousands)	2015	2014

Total License and Cloud deferred revenue	$55,370	$68,561	(19)%

Total License and Cloud commitments not on the balance sheet	324,340	265,309	22%

Total License and Cloud Backlog	$379,710	$333,870	14%

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

Results of Operations

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2015	2014			2015	2014

Total revenue	$ 162,403	$ 137,631	$ 24,772	18%	$ 478,340	$ 421,080	$ 57,260	14%

Gross profit	$ 106,962	$ 91,249	$ 15,713	17%	$ 318,059	$ 282,094	$ 35,965	13%

Total operating expenses	$ 96,251	$ 86,252	$ 9,999	12%	$ 290,189	$ 260,248	$ 29,941	12%

Income from operations	$ 10,711	$ 4,997	$ 5,714	114%	$ 27,870	$ 21,846	$ 6,024	28%

Income before provision for income taxes	$ 10,246	$ 2,352	$ 7,894	336%	$ 24,007	$ 19,280	$ 4,727	25%

Revenue

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase
(Dollars in thousands)	2015		2014				2015		2014

License revenue

Perpetual licenses	$ 40,455	69%	$ 27,338	57%	$ 13,117		$ 103,547	57%	$ 83,995	54%	$ 19,552

Term licenses	16,556	28%	19,220	40%	(2,664)		70,778	39%	65,086	42%	5,692

Subscription	1,937	3%	1,734	3%	203		6,095	4%	5,837	4%	258

Total license revenue	$ 58,948	100%	$ 48,292	100%	$ 10,656	22%	$ 180,420	100%	$ 154,918	100%	$ 25,502	16%

The aggregate value of new license arrangements executed during the third quarter of 2015 significantly increased compared to the same period of 2014, primarily due to the higher average value of arrangements executed in the third quarter of 2015. The aggregate value of new license arrangements executed during the nine months of 2015 significantly increased compared to the same period of 2014, primarily due to a higher number and higher average value of arrangements executed in the nine months of 2015. The higher average value was due to two arrangements, each greater than $10 million, executed in the nine months of 2015. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the nine months of 2015 and 2014, approximately 62% and 86%, respectively, of the value of new license arrangements were executed with existing clients.

The mix between perpetual and term license arrangements executed in a particular period varies based on client needs. A change in the mix between perpetual and term license arrangements executed may cause our revenues to vary materially from period to period. A higher proportion of term license arrangements executed would result in more license revenue being recognized over longer periods. Additionally, some of our perpetual license arrangements include extended payment terms or additional rights of use, which also result in the recognition of revenue over longer periods.

The increases in perpetual license revenue during the third quarter and nine months of 2015 compared to the same periods in 2014 were primarily due to revenue recognized from the higher volume and higher average value of arrangements executed during the nine months of 2015. The aggregate value of payments due under noncancellable perpetual licenses was $36.5 million as of September 30, 2015 compared to $15.3 million as of September 30, 2014. We expect to recognize $5.5 million of the $36.5 million as revenue in the fourth quarter of 2015.

The fluctuations in term license revenue during the third quarter and nine months of 2015 compared to the same periods in 2014 were primarily due to the prepayment of a large renewal in the second quarter of 2015. The aggregate value of payments due under noncancellable term licenses and our Cloud arrangements grew to $287.9 million as of September 30, 2015 compared to $250 million as of September 30, 2014. We expect to recognize $22.4 million of the $287.9 million as revenue in the fourth quarter of 2015 in addition to new term license and Cloud arrangements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts in Liquidity and Capital Resources - Cash Provided by Operating Activities.

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

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2015	2014			2015	2014

Maintenance revenue

Maintenance	$52,285	$47,281	$5,004	11%	$150,366	$137,555	$12,811	9%

The increases were primarily due to the growth in the aggregate value of the installed base of our software and continued strong renewal rates.

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase
(Dollars in thousands)	2015		2014				2015		2014

Services revenue

Consulting services	$41,472	81%	$35,951	85%	$5,521	15%	$121,810	83%	$112,862	88%	$8,948	8%

Cloud	8,244	16%	4,561	11%	3,683	81%	21,700	15%	12,146	9%	9,554	79%

Training	1,454	3%	1,546	4%	(92)	(6)%	4,044	2%	3,599	3%	445	12%

Total services	$51,170	100%	$42,058	100%	$9,112	22%	$147,554	100%	$128,607	100%	$18,947	15%

Consulting services represents revenue primarily from new license implementations. Our consulting services revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners. The increases in consulting services revenue were due to the higher number of projects and billable hours in the third quarter and nine months of 2015 compared to the same periods in 2014.

Cloud represents revenue from our Cloud offerings. The increases in Cloud revenue were primarily due to continued growth of our Cloud client base.

Gross profit

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2015	2014			2015	2014

Gross Profit

Software license	$57,948	$47,216	$10,732	23%	$177,314	$151,086	$26,228	17%

Maintenance	46,641	41,896	4,745	11%	134,066	122,462	11,604	9%

Services	2,373	2,137	236	11%	6,679	8,546	(1,867)	(22)%

Total gross profit	$106,962	$91,249	$15,713	17%	$318,059	$282,094	$35,965	13%

Total gross profit %	66%	66%			66%	67%

Software license gross profit %	98%	98%			98%	98%

Maintenance gross profit %	89%	89%			89%	89%

Services gross profit %	5%	5%			5%	7%

The increases in total gross profit were primarily due to the increases in software license and maintenance revenue.

The decrease in services gross profit percent during the nine months of 2015 compared to the nine months of 2014 was primarily due to increased software license costs and significant cost overruns on two North American projects.

Operating expenses

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2015	2014			2015	2014

Amortization of intangibles:

Cost of revenue	$ 1,351	$ 1,382	$ (31)	(2)%	$ 4,041	$ 4,666	$ (625)	(13)%

Selling and marketing	1,537	1,501	36	2%	4,602	4,496	106	2%

General and administrative	91	574	(483)	(84)%	593	1,475	(882)	(60)%

	$ 2,979	$ 3,457	$ (478)	(14)%	$ 9,236	$ 10,637	$ (1,401)	(13)%

The decreases were primarily due to the full amortization in 2014 of certain acquired technology and other intangibles.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2015	2014			2015	2014

Selling and marketing

Selling and marketing	$ 53,640	$ 48,623	$ 5,017	10%	$ 169,764	$ 150,772	$ 18,992	13%

As a percent of total revenue	33%	35%			35%	36%

Selling and marketing headcount at September 30,					707	637	70	11%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in selling and marketing expenses during the third quarter of 2015 compared to the same period in 2014 was primarily due to a $3.7 million increase in compensation and benefits associated with higher headcount and a $1 million increase in sales and marketing program expenses.

The increase in selling and marketing expenses during the nine months of 2015 compared to the same period in 2014 was primarily due to a $9.4 million increase in compensation and benefits associated with higher headcount, a $7 million increase in marketing and sales program expenses, and a $3.1 million increase in sales commissions associated with the higher value of new license arrangements executed during the nine months of 2015 compared to the nine months of 2014.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2015	2014			2015	2014

Research and development

Research and development	$ 33,032	$ 28,558	$ 4,474	16%	$ 94,248	$ 80,490	$ 13,758	17%

As a percent of total revenue	20%	21%			20%	19%

Research and development headcount at September 30,					1,189	1,046	143	14%

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

The increase in research and development expenses during the third quarter of 2015 compared to the same period in 2014 was primarily due to a $2.9 million increase in compensation and benefit expenses associated with higher headcount, a $0.5 million increase in outsourced hosting services, a $0.3 million increase in equipment and software license costs, and a $0.2 million increase in contracted professional services.

The increase in research and development expenses during the nine months of 2015 compared to the same period in 2014 was primarily due to a $8.7 million increase in compensation and benefit expenses associated with higher headcount, a $1.2 million increase in outsourced hosting services, a $1.1 million increase in equipment and software license costs, and a $0.9 million increase in contracted professional services.

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2015	2014			2015	2014

General and administrative

General and administrative	$ 9,579	$ 8,825	$ 754	9%	$ 26,138	$ 28,377	$ (2,239)	(8)%

As a percent of total revenue	6%	6%			5%	7%

General and administrative headcount at September 30,					327	298	29	10%

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

The increase in general and administrative expenses during the third quarter of 2015 compared to the same period in 2014 was primarily due to a $0.8 million increase in compensation and benefit expenses associated with higher headcount.

The decrease in general and administrative expenses during the nine months of 2015 compared to the same period in 2014 was primarily due to the recognition in the first quarter of 2015 of the $1.8 million benefit from the settlement of the Antenna indemnification claims and the $1.6 million benefit from the settlement of indirect tax liabilities, and a decrease in amortization expense of $0.9 million due to the full amortization of certain Antenna intangibles in the fourth quarter of 2014, partially offset by a $2 million increase in compensation and benefit expenses associated with higher headcount.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2015	2014			2015	2014

Cost of revenues	$ 2,285	$ 1,418	$ 867	61%	$ 6,519	$ 3,816	$ 2,703	71%

Operating expenses	5,806	3,850	1,956	51%	16,486	9,905	6,581	66%

Total stock-based compensation before tax	$ 8,091	$ 5,268	$ 2,823	54%	$ 23,005	$ 13,721	$ 9,284	68%

Income tax benefit	$ (2,326)	$ (1,395)			$ (6,437)	$ (3,977)

The increases were primarily due to the higher value of the 2014 annual periodic equity grant compared to the 2013 grant, which occurred in March 2015 and 2014, respectively.

Non-operating income and expenses, net

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2015	2014			2015	2014

Foreign currency transaction loss	$ (412)	$ (2,845)	$ 2,433	(86)%	$ (4,342)	$ (2,527)	$ (1,815)	72%

Interest income, net	278	181	97	54%	807	468	339	72%

Other (expense) income, net	(331)	19	(350)	n/m	(328)	(507)	179	(35)%

Non-operating loss	$ (465)	$ (2,645)	$ 2,180	(82)%	$ (3,863)	$ (2,566)	$ (1,297)	51%

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

We did not enter into any forward contracts between March 2014 and June 2015. In the third quarter of 2015, as a result of this operational reorganization, we implemented our revised hedging program, under which we fully or partially hedge our non-functional currency exposures for Pegasystems Inc. and Pegasystems Limited, utilizing forward contracts with terms not greater than six months.

These forward contracts are not designated as hedging instruments. As a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other (expense) income, net.

See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for discussion of our use of forward contracts.

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate and adjust for discrete tax items recorded in the same period. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the third quarter of 2015 and 2014, we recorded tax provisions of $3.9 million and $0.5 million, respectively, which resulted in an effective tax rate of 38.3% and 20.0%, respectively. During the nine months of 2015 and 2014, we recorded a provision of $8.6 million and $6.1 million, respectively, which resulted in an effective tax rate of 36.0% and 31.8%, respectively. The increases in our effective tax rates during the third quarter and nine months of 2015 compared to the same periods in 2014 were primarily due to a lower proportion of our income being subjected to tax in low tax rate jurisdictions, a decrease in our anticipated domestic production activities deduction, and the fact that the research and experimentation credit has not yet been extended to 2015.

Liquidity and capital resources

	Nine Months Ended
	September 30,
(in thousands)	2015	2014

Cash provided by (used in):

Operating activities	$54,928	$98,267

Investing activities	(42,736)	(22,485)

Financing activities	(25,662)	(17,403)

Effect of exchange rate on cash	(3,837)	(2,065)

Net (decrease) increase in cash and cash equivalents	$(17,307)	$56,314

	As of	As of
	September 30, 2015	December 31, 2014

Total cash, cash equivalents, and marketable securities	$224,016	$211,216

The decrease in cash and cash equivalents during the nine months of 2015 was primarily due to cash used in investing and financing activities. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, our dividend payments, and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. During the nine months of 2014, we paid $0.8 million of the remaining merger consideration related to the final working capital adjustment for our October 2013 acquisition of Antenna Software, Inc., $0.8 million in cash consideration to acquire Meshlabs Software Private Limited, and $1.2 million representing the closing cash consideration to acquire Profeatable Corporation, inclusive of $0.2 million in cash acquired. During the nine months of 2015, we paid $1.1 million representing the remaining cash consideration to the selling shareholders of one of the three companies acquired in 2014 and $0.5 million in additional cash consideration to the selling shareholders of another one of the three companies acquired in 2014 based on the achievement of certain performance milestones. We may be required to pay an additional $1.2 million in cash to the same selling shareholders based on the achievement of additional performance milestones through the end of 2016.

As of September 30, 2015, approximately $51.9 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers of cash provided by operating activities during the nine months of 2015 were net income of $15.4 million and $23 million of stock-based compensation expense.

The primary drivers of cash provided by operating activities during the nine months of 2014 were net income of $13.2 million and a $56.4 million net change in assets and liabilities. The net change in assets and liabilities primarily consisted of a decrease in trade accounts receivable due to our significant collections, partially offset by an increase in income taxes receivable due to estimated tax payments and the tax benefits associated with domestic stock-based compensation expense.

Future Cash Receipts from License and Cloud Arrangements

Total contractual future cash receipts due from our existing license and Cloud arrangements was approximately $324.3 million as of September 30, 2015, compared to $265.3 million as of September 30, 2014. The future cash receipts due are summarized as follows:

(in thousands) as of September 30, 2015	Contractual payments for term licenses and Cloud arrangements not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total

Remainder of 2015	$22,362	$5,480	$27,842

2016	107,287	20,795	128,082

2017	66,903	6,481	73,384

2018	49,825	3,076	52,901

2019 and thereafter	41,486	645	42,131

Total	$287,863	$36,477	$324,340

(1)	These amounts include contractual future cash receipts related to our on-premises term licenses and hosted Cloud service offerings. The timing of future revenue recognition and future cash receipts may not coincide.

(2)	These amounts include contractual future cash receipts related to perpetual licenses with extended payment terms and/or additional rights of use.

Cash used in investing activities

During the nine months of 2015, cash used in investing activities was primarily for purchases of marketable debt securities of $66.9 million, partially offset by the proceeds received from the maturities of marketable debt securities of $33.9 million.

During the nine months of 2014, cash used in investing activities was primarily for purchases of marketable debt securities of $36.2 million, partially offset by the proceeds received from the maturities of marketable debt securities of $22.2 million.

Cash used in financing activities

Cash used in financing activities during the nine months of 2015 and 2014 was primarily for repurchases of our common stock. Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $169 million of our common stock. On June 4, 2015, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2016 and authorized the Company to repurchase an additional $50 million of our stock between June 4, 2015 and June 30, 2016. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the nine months of 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
(Dollars in thousands)	Shares	Amount	Shares	Amount

Prior year authorization as of January 1,		$13,284		$14,433

Authorizations	—	50,000	—	—

Repurchases paid	727,591	(16,705)	598,273	(12,112)

Repurchases unsettled	20,946	(510)	10,125	(197)

Authorization remaining as of September 30,		$46,069		$2,124

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vesting, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the nine months of 2015 and 2014, option and RSU holders net settled a total of 1,422,000 shares and 948,000 shares, respectively, of which only 745,000 shares and 529,000 shares, respectively, were issued to the option and RSU holders. The balance of the shares were surrendered to us to pay for the exercise price and the applicable taxes. During the nine months of 2015 and 2014, instead of receiving cash from the equity holders, we withheld shares with a value of $7.1 million and $4.9 million, respectively, for withholding taxes, and $8.5 million and $4.9 million, respectively, for the exercise price. The value of share repurchases and shares withheld for net settlement of our employee stock option exercises and vesting of RSUs offset the proceeds received under our various share-based compensation plans during the nine months of 2015 and 2014.

Dividends

On May 27, 2014, we announced an increase in our quarterly cash dividend from $0.015 to $0.03 per share. We declared a cash dividend of $0.09 and $0.075 in the nine months of 2015 and 2014, respectively. We paid cash dividends of $6.9 million and $4.6 million in the nine months of 2015 and 2014, respectively. It is our current intention to pay a quarterly cash dividend of $0.03 per share; however, the Board of Directors may terminate or modify this dividend program at any time without notice.

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

We did not enter into any forward contracts between March 2014 and June 2015. In the third quarter of 2015, as a result of this operational reorganization, we implemented our revised hedging program, under which we fully or partially hedge our non-functional currency exposures for Pegasystems Inc. and Pegasystems Limited, utilizing forward contracts with terms not greater than six months.

See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the nine months of 2015. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our market risk exposure.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2015. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the nine months of 2015 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (1) (in thousands)

7/1/2015 - 7/31/2015	189,025	$23.40	189,025	$51,332

8/1/2015 - 8/31/2015	72,718	$25.16	72,718	$49,503

9/1/2015 - 9/30/2015	139,473	$24.62	139,473	$46,069

Total	401,216	$24.14

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $169 million of our common stock. On June 4, 2015, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2016 and authorized the Company to repurchase an additional $50 million of our stock between June 4, 2015 and June 30, 2016 (the “Current Program”). Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.	Exhibits

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

Pegasystems Inc.

Date: October 27, 2015	By:	/s/ RAFEAL E. BROWN
Rafeal E. Brown

Chief Financial Officer, Chief Administrative Officer and Senior Vice President

(Principal Financial Officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

10.1+	Compensation program for non-employee members of the Registrant’s Board of Directors, effective August 6, 2015.

10.2	First Amendment to Lease Agreement dated November 11, 2014 between Charles Park One, LLC and Pegasystems Inc.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

+	Management contracts and compensatory plans or arrangements.