Form 10-Q
period 2016-03-31
PEGASYSTEMS INC
filed 2016-05-05
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

There were 76,308,871 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 22, 2016.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of March 31, 2016	As of December 31, 2015

ASSETS

Current assets:

Cash and cash equivalents	$92,180	$93,026

Marketable securities	101,733	126,052

Total cash, cash equivalents, and marketable securities	193,913	219,078

Trade accounts receivable, net of allowance of $5,028 and $4,631	202,399	211,846

Deferred income taxes	12,414	12,380

Income taxes receivable	4,898	4,770

Other current assets	23,199	10,791

Total current assets	436,823	458,865

Property and equipment, net	35,940	31,319

Long-term deferred income taxes	52,536	53,350

Long-term other assets	3,728	4,030

Intangible assets, net	30,431	33,418

Goodwill	46,724	46,776

Total assets	$606,182	$627,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$11,978	$12,675

Accrued expenses	46,062	42,768

Accrued compensation and related expenses	32,472	55,872

Deferred revenue	158,181	155,873

Total current liabilities	248,693	267,188

Income taxes payable	5,648	5,618

Long-term deferred revenue	13,458	15,805

Other long-term liabilities	15,879	16,288

Total liabilities	283,678	304,899

Stockholders’ equity:

Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—

Common stock, 200,000 shares authorized; 76,385 shares and 76,488 shares issued and outstanding	764	765

Additional paid-in capital	138,075	145,418

Retained earnings	186,893	180,183

Accumulated other comprehensive loss	(3,228)	(3,507)

Total stockholders’ equity	322,504	322,859

Total liabilities and stockholders’ equity	$606,182	$627,758

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Revenue:

Software license	$68,345	$57,975

Maintenance	52,975	48,752

Services	57,538	47,191

Total revenue	178,858	153,918

Cost of revenue:

Software license	1,021	1,076

Maintenance	5,915	5,180

Services	49,574	43,803

Total cost of revenue	56,510	50,059

Gross profit	122,348	103,859

Operating expenses:

Selling and marketing	61,078	55,735

Research and development	34,920	29,844

General and administrative	11,048	6,345

Acquisition-related	919	26

Restructuring	258	—

Total operating expenses	108,223	91,950

Income from operations	14,125	11,909

Foreign currency transaction gain (loss)	1,376	(2,962)

Interest income, net	290	313

Other expense, net	(2,298)	—

Income before provision for income taxes	13,493	9,260

Provision for income taxes	4,488	3,325

Net income	$9,005	$5,935

Earnings per share:

Basic	$0.12	$0.08

Diluted	$0.11	$0.08

Weighted-average number of common shares outstanding:

Basic	76,375	76,401

Diluted	78,878	78,592

Cash dividends declared per share	$0.03	$0.03

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$9,005	$5,935

Other comprehensive gain (loss), net:

Unrealized gain on available-for-sale marketable securities, net of tax	286	91

Foreign currency translation adjustments	(7)	(3,096)

Total other comprehensive gain (loss), net	279	(3,005)

Comprehensive income	$9,284	$2,930

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2016	2015

Operating activities:

Net income	$9,005	$5,935

Adjustments to reconcile net income to cash provided by operating activities:

Excess tax benefits from exercise or vesting of equity awards	(1,398)	(822)

Deferred income taxes	650	(3)

Depreciation and amortization	5,466	5,624

Stock-based compensation expense	8,935	6,269

Foreign currency transaction (gain) loss	(1,376)	2,962

Other non-cash	2,712	161

Change in operating assets and liabilities:

Trade accounts receivable	6,697	(299)

Income taxes receivable and other current assets	(201)	(4,403)

Accounts payable and accrued expenses	(23,427)	(21,621)

Deferred revenue	1,129	33,919

Other long-term assets and liabilities	450	(201)

Cash provided by operating activities	8,642	27,521

Investing activities:

Purchases of marketable securities	(8,193)	(18,120)

Proceeds from maturities and called marketable securities	15,890	16,549

Sales of marketable securities	6,179	—

Payments for acquisitions, net of cash acquired	(255)	(535)

Investment in property and equipment	(4,251)	(3,275)

Cash provided by (used in) investing activities	9,370	(5,381)

Financing activities:

Issuance of common stock for share-based compensation plans	44	146

Excess tax benefits from exercise or vesting of equity awards	1,398	822

Dividend payments to shareholders	(2,297)	(2,294)

Common stock repurchases for tax withholdings for net settlement of equity awards	(5,682)	(2,584)

Common stock repurchases under share repurchase programs	(11,887)	(2,427)

Cash used in financing activities	(18,424)	(6,337)

Effect of exchange rates on cash and cash equivalents	(434)	(2,908)

Net (decrease) increase in cash and cash equivalents	(846)	12,895

Cash and cash equivalents, beginning of period	93,026	114,585

Cash and cash equivalents, end of period	$92,180	$127,480

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

Basis of Presentation

Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2016.

2.	NEW ACCOUNTING PRONOUNCEMENTS

Recently issued accounting guidance:

Improvements to Employee Share-Based Payment Accounting: In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify various aspects of the accounting for employee share-based payments transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date for the Company will be January 1, 2017, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The effective date for the Company will be January 1, 2019, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures. The Company currently expects that most of its operating lease commitments will be subject to the ASU and recognized as operating lease liabilities and right-of-use assets upon adoption.

Balance Sheet Classification of Deferred Taxes: In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The guidance requires that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet. The effective date for the Company will be January 1, 2017, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements and related disclosures.

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. This ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. This ASU also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This ASU originally had an effective date for the Company of January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date,” which defers the effective date by one year while providing the option to adopt the standard on the original effective date. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. This ASU clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. The effective date for these ASUs for the Company will be January 1, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures.

Recently adopted accounting guidance:

Simplifying the Accounting for Measurement-Period Adjustments: In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This ASU amends guidance for business combinations to simplify the presentation of adjustments to the initial purchase price allocation identified during the measurement period of a business combination. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The Company adopted this ASU beginning January 1, 2016. Adoption of this ASU did not have a material impact on its consolidated financial statements and related disclosures.

3. MARKETABLE SECURITIES

	March 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$50,156	$103	$(10)	$50,249

Corporate bonds	49,513	84	(15)	49,582

Certificates of deposit	1,901	1	—	1,902

	$101,570	$188	$(25)	$101,733

	December 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$57,394	$7	$(66)	$57,335

Corporate bonds	66,960	2	(147)	66,815

Certificates of deposit	1,903	—	(1)	1,902

	$126,257	$9	$(214)	$126,052

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses considered to be other-than-temporary in nature are recorded as a component of accumulated other comprehensive loss, net of related income taxes. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the unaudited condensed consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification. As of March 31, 2016, the Company did not hold any investments with unrealized gains and losses that are considered to be other-than-temporary.

As of March 31, 2016, remaining maturities of marketable debt securities ranged from June 2016 to January 2019, with a weighted-average remaining maturity of approximately 18 months.

During the first quarter of 2016, the Company sold $10.1 million of marketable securities, which did not settle until April 2016 and are reflected in other current assets in the accompanying unaudited condensed consolidated balance sheets.

4. DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts (“forward contracts”) to hedge its exposure to fluctuations in foreign currency exchange rates associated with its foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by its U.S. operating company and United Kingdom subsidiary.

The Company is primarily exposed to foreign currency exchange rate fluctuations in the U.S. dollar, the Euro, and the Australian dollar relative to the British pound and the Euro, the British pound, and the Indian rupee relative to the U.S. dollar.

The forward contracts are not designated as hedging instruments. As a result, the Company records the fair value of these contracts at the end of each reporting period in the accompanying unaudited condensed consolidated balance sheets as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other expense, net, in the accompanying unaudited condensed consolidated statements of operations. The cash flows related to these forward contracts are classified as operating activities in the accompanying unaudited condensed consolidated statements of cash flows. The Company does not enter into any forward contracts for trading or speculative purposes.

As of March 31, 2016 and December 31, 2015, the total notional amount of the Company’s outstanding forward contracts was $59.3 million and $32.3 million, respectively.

The fair value of the Company’s outstanding forward contracts was as follows:

	March 31, 2016		December 31, 2015
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Asset Derivatives

Foreign currency forward contracts	Other current assets	$722	Other current assets	$48

Liability Derivatives

Foreign currency forward contracts	Accrued expenses	$447	Accrued expenses	$1,052

The Company entered into forward contracts with notional values as follows:

	Notional Amount
	Three Months Ended March 31,
Currency (in thousands)	2016		2015

Euro		€34,435		€—

British pound		£9,105		£—

Australian dollar	A$	36,275	A$	—

Indian rupee	Rs	968,500	Rs	—

United States dollar		$48,820		$—

	Three Months Ended March 31,
(in thousands)	2016	2015

Loss from the change in the fair value of forward contracts included in other expense, net	$(2,297)	$—

Foreign currency transaction gains (losses) from the remeasurement of foreign currency assets and liabilities	$1,376	$(2,962)

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company’s foreign currency forward contracts, which are all classified within Level 2 of the fair value hierarchy, are valued based on the notional amounts and rates under the contracts and observable market inputs such as currency exchange rates and credit risk. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2016	Level 1	Level 2

Fair Value Assets:

Money market funds	$6,273	$6,273	$—

Marketable securities:

Municipal bonds	$50,249	$—	$50,249

Corporate bonds	49,582	—	49,582

Certificates of deposit	1,902	—	1,902

Total marketable securities	$101,733	$—	$101,733

Foreign currency forward contracts	$722	$—	$722

Fair Value Liabilities:

Foreign currency forward contracts	$447	$—	$447

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2015	Level 1	Level 2

Fair Value Assets:

Money market funds	$573	$573	$—

Marketable securities:

Municipal bonds	$57,335	$—	$57,335

Corporate bonds	66,815	—	66,815

Certificates of deposit	1,902	—	1,902

Total marketable securities	$126,052	$—	$126,052

Foreign currency forward contracts	$48	$—	$48

Fair Value Liabilities:

Foreign currency forward contracts	$1,052	$—	$1,052

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first three months of 2016 and 2015, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

6. TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Unbilled trade accounts receivable primarily relate to services earned under time and materials arrangements and to license, maintenance, and cloud arrangements that have commenced or been delivered in excess of scheduled invoicing.

(in thousands)	March 31, 2016	December 31, 2015

Trade accounts receivable	$189,022	$190,820

Unbilled trade accounts receivable	18,405	25,657

Total accounts receivable	207,427	216,477

Allowance for sales credit memos	(5,028)	(4,631)

	$202,399	$211,846

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill:

(in thousands)	2016

Balance as of January 1,	$46,776

Translation adjustments	(52)

Balance as of March 31,	$46,724

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value

As of March 31, 2016

Customer related intangibles	4-9 years	$49,519	$(31,990)	$17,529

Technology	3-9 years	48,342	(35,628)	12,714

Other intangibles	3 years	5,361	(5,173)	188

Total		$103,222	$(72,791)	$30,431

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value

As of December 31, 2015

Customer related intangibles	4-9 years	$49,546	$(30,465)	$19,081

Technology	3-9 years	48,342	(34,282)	14,060

Other intangibles	3 years	5,361	(5,084)	277

Total		$103,249	$(69,831)	$33,418

Amortization expense of acquired intangibles is reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015

Cost of revenue	$1,346	$1,343

Selling and marketing	1,530	1,531

General and administrative	89	264

Total amortization expense	$2,965	$3,138

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) as of March 31, 2016	Future estimated amortization expense

Remainder of 2016	$8,562

2017	9,812

2018	8,812

2019	3,020

2020 and thereafter	225

$30,431

8.	ACCRUED EXPENSES

(in thousands)	March 31, 2016	December 31, 2015

Partner commissions	$3,211	$3,319

Other taxes	9,803	10,070

Employee reimbursable expenses	2,626	1,426

Dividends payable	2,295	2,297

Professional services contractor fees	4,087	4,580

Self-insurance health and dental claims	2,265	2,129

Professional fees	4,202	2,937

Short-term deferred rent	1,617	1,600

Income taxes payable	2,826	5,464

Acquisition-related expenses and merger consideration	1,072	834

Restructuring	282	394

Marketing and sales program expenses	2,530	1,397

Cloud hosting expenses	1,425	1,370

Foreign currency forward contracts	447	1,052

Fixed assets in progress	4,314	1,632

Other	3,060	2,267

	$46,062	$42,768

9.	DEFERRED REVENUE

(in thousands)	March 31, 2016	December 31, 2015

Software license	$35,457	$40,886

Maintenance	102,780	95,262

Cloud	10,940	8,948

Services	9,004	10,777

Current deferred revenue	158,181	155,873

Software license	9,898	12,389

Maintenance and services	2,065	2,227

Cloud	1,495	1,189

Long-term deferred revenue	13,458	15,805

	$171,639	$171,678

10.	STOCK-BASED COMPENSATION

The following table presents the stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2016	2015

Cost of revenues	$2,680	$1,953

Operating expenses	6,255	4,316

Total stock-based compensation before tax	$8,935	$6,269

Income tax benefit	$(2,605)	$(1,783)

During the first three months of 2016, the Company issued approximately 415,000 shares of common stock to its employees under the Company’s share-based compensation plans.

During the first three months of 2016, the Company granted approximately 1,336,000 restricted stock units (“RSUs”) and 1,808,000 non-qualified stock options to its employees with total fair values of approximately $32.5 million and $15.4 million, respectively. This includes approximately 220,000 RSUs which were granted in connection with the election by employees to receive 50% of their 2016 target incentive compensation under the Company’s Corporate Incentive Compensation Plan in the form of RSUs instead of cash. Stock-based compensation of approximately $4.7 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

The Company recognizes stock based compensation on the accelerated recognition method, treating each vesting tranche as if it were an individual grant. As of March 31, 2016, the Company had approximately $59.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.3 years.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015

Basic

Net income	$9,005	$5,935

Weighted-average common shares outstanding	76,375	76,401

Earnings per share, basic	$0.12	$0.08

Diluted

Net income	$9,005	$5,935

Weighted-average common shares outstanding, basic	76,375	76,401

Weighted-average effect of dilutive securities:

Stock options	1,444	1,510

RSUs	1,059	681

Effect of assumed exercise of stock options and RSUs	2,503	2,191

Weighted-average common shares outstanding, assuming dilution	78,878	78,592

Earnings per share, diluted	$0.11	$0.08

Outstanding options and RSUs excluded as impact would be anti-dilutive	492	60

12.	GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

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

The Company’s international revenue is from clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended March 31,
(Dollars in thousands)	2016		2015

U.S.	$93,228	52%	$90,164	59%

Other Americas	25,559	14%	12,296	8%

United Kingdom	24,355	14%	20,227	13%

Other EMEA(1)	21,267	12%	18,869	12%

Asia Pacific	14,449	8%	12,362	8%

	$178,858	100%	$153,918	100%

(1)	Includes Europe, other than the United Kingdom, the Middle East and Africa (“Other EMEA”).

Clients accounting for 10% or more of the Company’s total revenue were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Total revenue	$178,858	$153,918

Client A	10%	—%

Clients accounting for 10% or more of the Company’s total outstanding trade receivables, net of allowance, were as follows:

(Dollars in thousands)	As of March 31, 2016	As of December 31, 2015

Trade receivables, net of allowances	$202,399	$211,846

Client B	—%	10%

13.	SUBSEQUENT EVENT

On April 11, 2016, the Company acquired OpenSpan, Inc. (“OpenSpan”), a privately held software provider of robotic process automation and workforce analytics software, through the merger of a wholly-owned subsidiary of the Company with and into OpenSpan, with OpenSpan surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). The Company paid a purchase price of $52.3 million in cash, subject to a customary post-closing adjustment based on the final determination of closing net working capital. $7.6 million of the purchase price was deposited in escrow for an 18-month period after the closing of the Merger as security for the indemnification obligations of the former securityholders of OpenSpan and as security for the post-closing adjustment obligations. In addition, $1.5 million of the purchase price is subject to a holdback and contingent on the achievement of certain revenue targets by June 30, 2016. The Company is in the process of preparing an allocation of the purchase price to the fair value of assets acquired and liabilities assumed, and currently expects that a substantial portion of the OpenSpan purchase price will ultimately be allocated to intangible assets, and that such assets are likely to include acquired core technology, customer related assets, and goodwill. During the first quarter of 2016, the Company incurred $0.9 million of direct and incremental expenses that were primarily legal and advisory fees and due diligence costs to affect the acquisition.

The Company believes the acquisition will enable its and OpenSpan’s clients to experience the benefits of a fully-unified Customer Relationship Management (“CRM”) solution and to optimize their complex customer service representative processes by providing advanced robotic automation and workforce analytics capabilities to complement and enhance the Company’s CRM application suite and Business Process Management platform.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, the timing of recognizing revenue under existing license and cloud arrangements, and the allocation of the purchase price related to our acquisition of OpenSpan, Inc. (“OpenSpan”). These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “strategy,” “is intended to,” “project,” “guidance,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition; the ongoing consolidation in the financial services, insurance, healthcare, and communications markets; reliance on third party relationships; the potential loss of vendor specific objective evidence (“VSOE”) for our consulting services; the inherent risks associated with international operations and the continued weakness in international economies; foreign currency exchange rates; the financial impact of the Company’s past acquisitions, including the OpenSpan acquisition, and any future acquisitions; and management of the Company’s growth. These risks are described more completely in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. We do not intend to update or revise any forward-looking statements publicly, whether as a result of new information, future events, or otherwise.

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

In the first quarter of 2016 and 2015, sales to clients based outside of the United States of America (“U.S.”) represented approximately 48% and 41% of our total revenue, respectively.

Our license revenue is primarily derived from sales of our applications in the areas of marketing, sales and onboarding, customer service, and operations, as well as our Pega 7 platform. Our consulting services revenue is primarily related to new license implementations. Our consulting services revenue may be lower in future periods as our clients become enabled to perform their own implementation and our partners lead more projects. We offer training for our staff, clients, and partners at our regional training facilities and at third-party facilities, including client sites. Our online training through PegaACADEMY provides an alternative way to learn our software in a virtual environment. We believe that this online training will continue to expand the number of trained experts at a faster pace.

We continue to invest heavily in research and development to improve our software. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, services and technologies, and intellectual property rights in an effort to expand and enhance our product offerings. On April 11, 2016, we acquired OpenSpan, a privately held software provider of robotic process automation and workforce analytics software for $52.3 million in cash, subject to a customary post-closing adjustment based on the final determination of closing net working capital. We believe the acquisition will enable our and OpenSpan’s clients to experience the benefits of a fully-unified CRM solution and to optimize their complex customer service representatives processes by providing advanced robotic automation and workforce analytics capabilities to complement and enhance our CRM application suite and Business Process Management platform.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands, except per share amounts)	2016	2015

Total revenue	$178,858	$153,918	$24,940	16%

License revenue	$68,345	$57,975	$10,370	18%

Diluted earnings per share	$0.11	$0.08	$0.03	38%

Cash flow provided by operating activities	8,642	27,521	(18,879)	(69)%

In addition to the key financial metrics listed above, management also focuses on total license and cloud backlog. We compute license and cloud backlog by adding deferred license and cloud revenue as recorded on the balance sheet and license and cloud commitments, which are not billed and not recorded on our balance sheet. License and cloud backlog may vary in any given period depending on the amount and timing of when arrangements are executed, as well as the mix between perpetual, term, and cloud license arrangements, which is dependent on our clients’ needs.

	As of March 31,		% Change
(Dollars in thousands)	2016	2015

Total billed deferred license and cloud revenue	$57,790	$79,639	(27)%

Total off-balance sheet license and cloud commitments	331,870	294,412	13%

Total license and cloud backlog	$389,660	$374,051	4%

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

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Estimates and Significant Judgments” and Note 2 “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2016	2015

Total revenue	$178,858	$153,918	$24,940	16%

Gross profit	$122,348	$103,859	$18,489	18%

Total operating expenses	$108,223	$91,950	$16,273	18%

Income from operations	$14,125	$11,909	$2,216	19%

Income before provision for income taxes	$13,493	$9,260	$4,233	46%

Revenue

Software license revenue

	Three Months Ended March 31,				(Decrease) Increase
(Dollars in thousands)	2016		2015

Perpetual licenses	$14,013	21%	$27,926	48%	$(13,913)	(50)%

Term licenses	54,332	79%	30,049	52%	24,283	81%

Total license revenue	$68,345	100%	$57,975	100%	$10,370	18%

The aggregate value of new license arrangements executed during the first quarter of 2016 significantly decreased compared to the same period of 2015, primarily due to a lower number and lower average value of arrangements executed in the first quarter of 2016. The lower average value of new license arrangements executed during the first quarter of 2016 was primarily due to a perpetual license arrangement greater than $10 million executed in the first quarter of 2015. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the first three months of 2016 and 2015, approximately 75% and 46%, respectively, of the value of new license arrangements were executed with existing clients.

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

The decrease in perpetual license revenue was primarily due to the lower average value of arrangements executed during the first quarter of 2016 and the completion of the ratable revenue recognition for a large arrangement in the first half of 2015. The aggregate value of payments due under noncancellable perpetual licenses was $43.9 million as of March 31, 2016 compared to $33.1 million as of March 31, 2015. We expect to recognize $25.7 million of the $43.9 million as revenue during the remainder of 2016.

The significant increase in term license revenue was primarily due to a license arrangement greater than $10 million for which the full license term was prepaid and revenue was recognized during the first quarter of 2016. The aggregate value of payments due under noncancellable term licenses and our cloud arrangements grew to $287.9 million as of March 31, 2016 compared to $261.4 million as of March 31, 2015. We expect to recognize $69.1 million of the $287.9 million as revenue during the remainder 2016 in addition to new term license and Pega Cloud arrangements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts in Liquidity and Capital Resources - Cash Provided by Operating Activities.

Maintenance revenue

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2016	2015

Maintenance	$52,975	$48,752	$4,223	9%

The increase in maintenance revenue was primarily due to the continued growth in the aggregate value of the installed base of our software and continued strong renewal rates.

Services revenue

	Three Months Ended March 31,				Increase
(Dollars in thousands)	2016		2015

Consulting services	$47,176	82%	$39,511	84%	$7,665	19%

Cloud	8,498	15%	6,177	13%	2,321	38%

Training	1,864	3%	1,503	3%	361	24%

Total services	$57,538	100%	$47,191	100%	$10,347	22%

Consulting services revenue represents revenue primarily from new license implementations. Our consulting services revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners. The increase in consulting services revenue was due to unusually low demand in the first quarter of 2015 in Europe. The increase was also due to revenue recognized on a large project in the first quarter of 2016, which had been delayed from the fourth quarter of 2015.

Cloud revenue represents revenue from our Pega Cloud offerings. The increase in cloud revenue was primarily due to growth of our cloud client base.

Gross profit

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2016	2015

Software license	$67,324	$56,899	$10,425	18%

Maintenance	47,060	43,572	3,488	8%

Services	7,964	3,388	4,576	135%

Total gross profit	$122,348	$103,859	$18,489	18%

Total gross profit %	68%	67%

Software license gross profit %	99%	98%

Maintenance gross profit %	89%	89%

Services gross profit %	14%	7%

The increase in total gross profit was primarily due to the increase in software license revenue.

The significant increase in services gross profit percent was primarily due to the recognition of revenue in the first quarter of 2016 related to several large projects which had been delayed from prior periods, for which the associated costs had already been recognized, and also due to expense overruns primarily related to one project in the first quarter of 2015.

Operating expenses

Amortization of intangibles

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2016	2015

Cost of revenue	$1,346	$1,343	$3	0%

Selling and marketing	1,530	1,531	(1)	0%

General and administrative	89	264	(175)	(66)%

	$2,965	$3,138	$(173)	(6)%

The decrease was primarily the result of certain non-compete agreements becoming fully amortized in 2015.

Selling and marketing

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2016	2015

Selling and marketing	$61,078	$55,735	$5,343	10%

As a percent of total revenue	34%	36%

Selling and marketing headcount at March 31,	775	657	118	18%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase was primarily due to a $6.8 million increase in compensation, benefits and employee travel expenses associated with higher headcount and a $0.4 million increase in partner commissions, partially offset by a $2.4 million decrease in sales commissions associated with the lower value of new license arrangements executed during the first quarter of 2016 compared to the first quarter of 2015.

The increase in headcount reflects our efforts to increase our sales capacity to target new accounts in existing industries as well as to expand coverage in new industries and geographies, and to increase the number of our sales opportunities.

Research and development

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2016	2015

Research and development	$34,920	$29,844	$5,076	17%

As a percent of total revenue	20%	19%

Research and development headcount at March 31,	1,277	1,095	182	17%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products as well as enhancements and design changes to existing products and integration of acquired technologies.

The increase was primarily due to a $4 million increase in compensation and benefit expenses associated with higher headcount, a $0.5 million increase in computer and computer-related costs, and a $0.2 million increase in outsourced hosting services.

The increase in headcount primarily reflects the growth in our India research facility which usually lowers our average compensation expense per employee.

General and administrative

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2016	2015

General and administrative	$11,048	$6,345	$4,703	74%

As a percent of total revenue	6%	4%

General and administrative headcount at March 31,	356	299	57	19%

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

The increase was primarily due to the fact that the first quarter of 2016 did not include the following benefits, which reduced our general and administrative expenses in the first quarter of 2015: a $1.8 million benefit from the settlement of our indemnification claims against the former Antenna, Inc. shareholders and a $1.6 million benefit from the settlement of certain indirect tax liabilities. The increase was also due to a $1 million increase in legal expenses in first quarter of 2016 compared to first quarter of 2015.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2016	2015

Cost of revenues	$2,680	$1,953	$727	37%

Operating expenses	6,255	4,316	1,939	45%

Total stock-based compensation before tax	$8,935	$6,269	$2,666	43%

Income tax benefit	$(2,605)	$(1,783)

The increase was primarily due to continued vesting of the 2014 annual periodic equity award granted in March 2015, which was significantly higher than the 2013 award granted in March 2014, in addition to the inclusion of the 2015 annual periodic equity award granted in March 2016. These awards generally have a five-year vesting schedule.

Non-operating income and expenses, net

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2016	2015

Foreign currency transaction gain (loss)	$1,376	$(2,962)	$4,338	(146)%

Interest income, net	290	313	(23)	(7)%

Other expense, net	(2,298)	—	(2,298)	n/m

Non-operating loss	$(632)	$(2,649)	$2,017	(76)%

n/m - not meaningful

We use foreign currency forward contracts (“forward contracts”) to hedge our exposure to fluctuations in foreign currency exchange rates associated with our foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by our U.S. operating company in currencies other than the U.S. dollar and by our United Kingdom subsidiary in currencies other than the British pound.

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

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate and adjust for discrete tax items recorded in the same period. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the first quarter of 2016 and 2015, we recorded tax provisions of $4.5 million and $3.3 million, respectively, which resulted in an effective tax rate of 33.3% and 35.9%, respectively. The decrease in our effective tax rate during the first quarter of 2016 compared to the same period in 2015 was primarily due to an increase in our anticipated deduction associated with U.S.-based software development activities and the benefit of the research and experimentation credit (“R&E credit”), which was not available in the first quarter of 2015. In December 2015, the R&E credit was permanently extended retroactively to January 1, 2015.

Liquidity and capital resources

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Cash provided by (used in):

Operating activities	$8,642	$27,521

Investing activities	9,370	(5,381)

Financing activities	(18,424)	(6,337)

Effect of exchange rate on cash	(434)	(2,908)

Net (decrease) increase in cash and cash equivalents	$(846)	$12,895

	As of March 31, 2016	As of December 31, 2015

Total cash, cash equivalents, and marketable securities	$193,913	$219,078

The slight decrease in cash and cash equivalents during the first three months of 2016 was primarily due to cash used in financing activities, primarily for share repurchases under our current common stock repurchase program. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, our dividend payments, and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. During the first quarter of 2016 and 2015, we paid $0.3 million and $0.5 million, respectively, representing additional cash consideration to the selling shareholders of one of the three companies acquired in 2014 based on the achievement of certain performance milestones. We may be required to pay an additional $0.5 million in cash to the same selling shareholders based on the achievement of additional performance milestones through the end of 2016. On April 11, 2016, we acquired OpenSpan for $52.3 million in cash, subject to a customary post-closing adjustment based on the final determination of closing net working capital. During the first quarter of 2016, we incurred direct and incremental expenses associated with the transaction of $0.9 million and expect to incur an additional estimated $1.1 million of such expenses that are primarily professional fees to affect the acquisition.

As of March 31, 2016, approximately $33.5 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers during the first three months of 2016 were a $23.4 million decrease in accounts payable and accrued expenses primarily due to the payout of annual bonuses and commissions earned in 2015, partially offset by a $6.7 million decrease in trade accounts receivable due to the timing of collections.

The primary drivers during the first three months of 2015 were net income of $5.9 million and a $33.9 million increase in deferred revenue due to the timing of our annual billings, partially offset by a $21.6 million decrease in accounts payable and accrued expenses primarily due to the timing of payments for compensation-related accruals.

Future Cash Receipts from License and Cloud Arrangements

Total contractual future cash receipts due from our existing license and cloud arrangements was approximately $331.9 million as of March 31, 2016, compared to $294.4 million as of March 31, 2015. The future cash receipts due are summarized as follows:

(in thousands) as of March 31, 2016	Contractual payments for term licenses and cloud arrangements not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total

Remainder of 2016	$69,069	$25,698	$94,767

2017	79,974	13,040	93,014

2018	65,495	3,680	69,175

2019	44,260	1,526	45,786

2020 and thereafter	29,128	—	29,128

Total	$287,926	$43,944	$331,870

(1)	These amounts include contractual future cash receipts related to our on-premises term licenses and hosted Pega Cloud service offerings. The timing of future revenue recognition may not coincide with the timing of the cash receipts.
(2)	These amounts include contractual future cash receipts related to perpetual licenses with extended payment terms and/or additional rights of use.

Cash provided by / used in investing activities

During the first three months of 2016, cash provided by investing activities was primarily proceeds received from sales, maturities and called marketable debt securities of $22.1 million, partially offset by purchases of marketable debt securities of $8.2 million. We also invested $4.3 million primarily for internally developed software and leasehold improvements for the build out of additional office space at our corporate headquarters in Cambridge, Massachusetts.

During the first three months of 2015, cash used in investing activities was primarily for purchases of marketable debt securities of $18.1 million, partially offset by the proceeds received from the maturities of marketable debt securities of $16.5 million. We also invested $3.3 million primarily in leasehold improvements for the build-out of our new office in Hyderabad, India.

Cash used in financing activities

Cash used in financing activities during the first three months of 2016 and 2015 was primarily for repurchases of our common stock, share repurchases for tax withholdings for the net settlement of our equity awards, and the payment of our quarterly dividend.

Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $169 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first three months of 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
(Dollars in thousands)	Shares	Amount	Shares	Amount

Prior year authorization as of January 1,		$40,534		$13,284

Repurchases paid	501,104	(11,667)	106,290	(2,132)

Repurchases unsettled	17,160	(429)	400	(9)

Authorization remaining as of March 31,		$28,438		$11,143

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vestings, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first three months of 2016 and 2015, option and RSU holders net settled a total of 713,000 shares and 501,000 shares, respectively, of which only 405,000 shares and 297,000 shares, respectively, were issued to the option and RSU holders. The balance of the shares were surrendered to us to pay for the exercise price with respect to stock options and the applicable taxes for both options and RSUs. During the first three months of 2016 and 2015, instead of receiving cash from the equity holders, we withheld shares with a value of $5.7 million and $2.6 million, respectively, for withholding taxes, and $2.1 million and $1.5 million, respectively, for the exercise price of options.

Dividends

We declared a cash dividend of $0.03 per share and paid cash dividends of $2.3 million in each of the first three months of 2016 and 2015. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates.

We use foreign currency forward contracts to hedge our exposures to fluctuations in non-functional currency exchange rates. See Note 4 “Derivative Instruments” in the notes to the accompanying unaudited condensed consolidated financial statements for further discussion.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of 2016. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our market risk exposure.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Accounting Officer, or CAO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2016. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CAO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first three months of 2016 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (1) (in thousands)

1/1/2016 - 1/31/2016	131,017	$24.35	131,017	$37,344

2/1/2016 - 2/29/2016	254,850	$21.98	254,850	$31,741

3/1/2016 - 3/31/2016	132,397	$24.95	132,397	$28,438

Total	518,264	$23.34

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $169 million of our common stock. On June 4, 2015, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2016 and authorized the Company to repurchase an additional $50 million of our stock between June 4, 2015 and June 30, 2016 (the “Current Program”). Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.	Exhibits

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

Pegasystems Inc.

Date: May 5, 2016	By:	/s/ EFSTATHIOS KOUNINIS
Efstathios Kouninis

Vice President of Finance and Chief Accounting Officer

(Principal Accounting Officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Accounting Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Accounting Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.