Form 10-Q
period 2016-06-30
PEGASYSTEMS INC
filed 2016-08-03
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

There were 76,291,818 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 22, 2016.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of	As of
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$64,261	$93,026
Marketable securities	73,308	126,052

Total cash, cash equivalents, and marketable securities	137,569	219,078
Trade accounts receivable, net of allowance of $4,400 and $4,631	198,893	211,846
Deferred income taxes	12,375	12,380
Income taxes receivable	13,468	4,770
Other current assets	22,161	10,791

Total current assets	384,466	458,865
Property and equipment, net	37,736	31,319
Long-term deferred income taxes	52,041	53,350
Long-term other assets	3,647	4,030
Intangible assets, net	51,080	33,418
Goodwill	74,385	46,776

Total assets	$603,355	$627,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,196	$12,675
Accrued expenses	46,115	42,768
Accrued compensation and related expenses	41,207	55,872
Deferred revenue	144,522	155,873

Total current liabilities	243,040	267,188
Income taxes payable	5,784	5,618
Long-term deferred revenue	13,326	15,805
Other long-term liabilities	16,411	16,288

Total liabilities	278,561	304,899

Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 200,000 shares authorized; 76,317 shares and 76,488 shares issued and outstanding	763	765
Additional paid-in capital	140,178	145,418
Retained earnings	188,249	180,183
Accumulated other comprehensive loss	(4,396)	(3,507)

Total stockholders’ equity	324,794	322,859

Total liabilities and stockholders’ equity	$603,355	$627,758

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Software license	$70,671	$63,497	$139,016	$121,472
Maintenance	55,161	49,329	108,136	98,081
Services	63,164	49,193	120,702	96,384

Total revenue	188,996	162,019	367,854	315,937

Cost of revenue:
Software license	1,312	1,030	2,333	2,106
Maintenance	6,315	5,476	12,230	10,656
Services	52,473	48,275	102,047	92,078

Total cost of revenue	60,100	54,781	116,610	104,840

Gross profit	128,896	107,238	251,244	211,097

Operating expenses:
Selling and marketing	74,016	60,389	135,094	116,124
Research and development	35,574	31,372	70,494	61,216
General and administrative	11,294	10,214	22,342	16,559
Acquisition-related	1,623	13	2,542	39
Restructuring	29	—	287	—

Total operating expenses	122,536	101,988	230,759	193,938

Income from operations	6,360	5,250	20,485	17,159
Foreign currency transaction gain (loss)	306	(968)	1,682	(3,930)
Interest income, net	188	216	478	529
Other (expense) income, net	(1,356)	3	(3,654)	3

Income before provision for income taxes	5,498	4,501	18,991	13,761
Provision for income taxes	1,851	1,397	6,339	4,722

Net income	$3,647	$3,104	$12,652	$9,039

Earnings per share:
Basic	$0.05	$0.04	$0.17	$0.12

Diluted	$0.05	$0.04	$0.16	$0.11

Weighted-average number of common shares outstanding:
Basic	76,318	76,626	76,347	76,514
Diluted	78,969	78,950	78,924	78,771
Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,647	$3,104	$12,652	$9,039
Other comprehensive (loss) gain, net:
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	56	(86)	342	5
Foreign currency translation adjustments	(1,224)	1,762	(1,231)	(1,334)

Total other comprehensive (loss) gain, net	(1,168)	1,676	(889)	(1,329)

Comprehensive income	$2,479	$4,780	$11,763	$7,710

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$12,652	$9,039
Adjustments to reconcile net income to cash provided by operating activities:
Excess tax benefits from exercise or vesting of equity awards	(2,270)	(2,280)
Deferred income taxes	(1,190)	(1,525)
Depreciation and amortization	11,675	11,258
Stock-based compensation expense	19,816	14,914
Foreign currency transaction (gain) loss	(1,682)	3,930
Other non-cash	4,576	550
Change in operating assets and liabilities:
Trade accounts receivable	10,853	16,645
Income taxes receivable and other current assets	(16,065)	(4,853)
Accounts payable and accrued expenses	(19,259)	(10,507)
Deferred revenue	(11,222)	2,378
Other long-term assets and liabilities	1,415	(150)

Cash provided by operating activities	9,299	39,399

Investing activities:
Purchases of marketable securities	(20,942)	(31,504)
Proceeds from maturities and called marketable securities	21,139	21,120
Sales of marketable securities	52,483	—
Payments for acquisitions, net of cash acquired	(49,113)	(535)
Investment in property and equipment	(11,497)	(7,293)

Cash used in investing activities	(7,930)	(18,212)

Financing activities:
Issuance of common stock for share-based compensation plans	364	587
Excess tax benefits from exercise or vesting of equity awards	2,270	2,280
Dividend payments to shareholders	(4,592)	(4,594)
Common stock repurchases for tax withholdings for net settlement of equity awards	(8,213)	(4,432)
Common stock repurchases under share repurchase programs	(19,225)	(7,075)

Cash used in financing activities	(29,396)	(13,234)

Effect of exchange rates on cash and cash equivalents	(738)	(1,674)

Net (decrease) increase in cash and cash equivalents	(28,765)	6,279
Cash and cash equivalents, beginning of period	93,026	114,585

Cash and cash equivalents, end of period	$64,261	$120,864

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Improvements to Employee Share-Based Payment Accounting: In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify various aspects of the accounting for employee share-based payments transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date for the Company will be January 1, 2017, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The effective date for the Company will be January 1, 2019, with early adoption permitted. The Company currently expects that most of its operating lease commitments will be subject to this ASU and recognized as operating lease liabilities and right-of-use assets upon adoption.

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

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. This ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. This ASU also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This ASU originally had an effective date for the Company of January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date,” which defers the effective date by one year while providing the option to adopt the standard on the original effective date. In addition, the FASB issued ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The effective date for these ASUs for the Company will be January 1, 2018. The Company has not yet selected a transition method and is currently evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures.

3. MARKETABLE SECURITIES

	June 30, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$34,920	$142	$(1)	$35,061
Corporate bonds	36,514	82	(1)	36,595
Certificates of deposit	1,651	1	—	1,652

	$73,085	$225	$(2)	$73,308

	December 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$57,394	$7	$(66)	$57,335
Corporate bonds	66,960	2	(147)	66,815
Certificates of deposit	1,903	—	(1)	1,902

	$126,257	$9	$(214)	$126,052

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses considered to be temporary in nature are recorded as a component of accumulated other comprehensive loss, net of related income taxes. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the unaudited condensed consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification. As of June 30, 2016, the Company did not hold any investments with unrealized losses that are considered to be other-than-temporary.

As of June 30, 2016, remaining maturities of marketable debt securities ranged from August 2016 to August 2019, with a weighted-average remaining maturity of approximately 17 months.

4. DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts (“forward contracts”) to hedge its exposure to fluctuations in foreign currency exchange rates associated with its foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by its U.S. operating company and United Kingdom (“U.K.”) subsidiary.

The Company is primarily exposed to foreign currency exchange rate fluctuations in the U.S. dollar, the Euro, and the Australian dollar relative to the British pound and the Euro, and the Indian rupee relative to the U.S. dollar. At the end of June 2016, the U.K. held a referendum in which U.K. voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. The announcement of Brexit resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. This decline primarily resulted in foreign currency transaction losses from the remeasurement of U.S. dollar-denominated liabilities held by the Company’s U.K. subsidiary and majority of the unrealized loss from the change in fair value of the Company’s forward contracts.

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

As of June 30, 2016 and December 31, 2015, the total notional amount of the Company’s outstanding forward contracts was $155.8 million and $32.3 million, respectively.

The fair value of the Company’s outstanding forward contracts was as follows:

(in thousands)	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign currency forward contracts	Other current assets	$1,875	Other current assets	$48
Liability Derivatives
Foreign currency forward contracts	Accrued expenses	$4,563	Accrued expenses	$1,052

The Company entered into forward contracts with notional values as follows:

	Notional Amount
	Three Months Ended June 30,				Six Months Ended June 30,
Currency (in thousands)	2016		2015		2016		2015
Euro		€45,165		€—		€79,600		€—
British pound		£13,980		£—		£23,085		£—
Australian dollar	A$	34,270	A$	—	A$	70,545	A$	—
Indian rupee	Rs	425,000	Rs	—	Rs	1,393,500	Rs	—
United States dollar		$113,215		$—		$162,035		$—

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Loss from the change in the fair value of forward contracts included in other expense, net	$(1,421)	$—	$(3,718)	$—
Foreign currency transaction gain (loss) from the remeasurement of foreign currency assets and liabilities	$306	$(968)	$1,682	$(3,930)

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company’s foreign currency forward contracts, which are all classified within Level 2 of the fair value hierarchy, are valued based on the notional amounts and rates under the contracts and observable market inputs such as currency exchange rates and credit risk. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2016.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	June 30, 2016	Fair Value Measurements at Reporting Date Using
(in thousands)		Level 1	Level 2
Fair Value Assets:
Money market funds	$968	$968	$—
Marketable securities:
Municipal bonds	$35,061	$—	$35,061
Corporate bonds	36,595	—	36,595
Certificates of deposit	1,652	—	1,652

Total marketable securities	$73,308	$—	$73,308

Foreign currency forward contracts	$1,875	$—	$1,875
Fair Value Liabilities:
Foreign currency forward contracts	$4,563	$—	$4,563

	December 31, 2015	Fair Value Measurements at Reporting Date Using
(in thousands)		Level 1	Level 2
Fair Value Assets:
Money market funds	$573	$573	$—
Marketable securities:
Municipal bonds	$57,335	$—	$57,335
Corporate bonds	66,815	—	66,815
Certificates of deposit	1,902	—	1,902

Total marketable securities	$126,052	$—	$126,052

Foreign currency forward contracts	$48	$—	$48
Fair Value Liabilities:
Foreign currency forward contracts	$1,052	$—	$1,052

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the first six months of 2016 and 2015, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

6. TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Unbilled trade accounts receivable primarily relate to services earned under time and materials arrangements and to license, maintenance, and cloud arrangements that have commenced or been delivered in excess of scheduled invoicing.

(in thousands)	June 30, 2016	December 31, 2015
Trade accounts receivable	$183,561	$190,820
Unbilled trade accounts receivable	19,732	25,657

Total accounts receivable	203,293	216,477

Allowance for sales credit memos	(4,400)	(4,631)

	$198,893	$211,846

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill:

(in thousands)	2016
Balance as of January 1,	$46,776
Goodwill acquired during the year	27,780
Translation adjustments	(171)

Balance as of June 30,	$74,385

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value
As of June 30, 2016
Customer related intangibles	4-10 years	$63,158	$(33,852)	$29,306
Technology	3-10 years	58,942	(37,266)	21,676
Other intangibles	3 years	5,361	(5,263)	98

Total		$127,461	$(76,381)	$51,080

As of December 31, 2015
Customer related intangibles	4-9 years	$49,546	$(30,465)	$19,081
Technology	3-9 years	48,342	(34,282)	14,060
Other intangibles	3 years	5,361	(5,084)	277

Total		$103,249	$(69,831)	$33,418

Amortization expense of acquired intangibles is reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$1,638	$1,347	$2,984	$2,690
Selling and marketing	1,877	1,534	3,407	3,065
General and administrative	89	238	178	502

Total amortization expense	$3,604	$3,119	$6,569	$6,257

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) as of June 30, 2016	Future estimated amortization expense
Remainder of 2016	$6,679
2017	12,359
2018	11,359
2019	5,567
2020	2,672
2021 and thereafter	12,444

$51,080

8. ACQUISITION

On April 11, 2016, the Company acquired OpenSpan, Inc. (“OpenSpan”), a privately held software provider of robotic process automation and workforce analytics software for $48.8 million in cash, net of $1.8 million in cash acquired. As of June 30, 2016, $7.4 million of the cash consideration remains in escrow and will remain for an 18-month period after the acquisition as security for the indemnification obligations of the selling shareholders.

During the second quarter and first six months of 2016, the Company incurred $1.6 million and $2.5 million, respectively, of direct and incremental expenses that were primarily legal and advisory fees and due diligence costs to affect the acquisition.

In allocating the total purchase consideration based on estimated fair values, the Company recorded $27.8 million of goodwill, which is nondeductible for income tax purposes, and $24.3 million of intangible assets with a weighted-average amortization period of 9.7 years. The estimated fair values of assets acquired and liabilities assumed may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation no later than one year from the acquisition date.

9. ACCRUED EXPENSES

(in thousands)	June 30, 2016	December 31, 2015
Partner commissions	$2,908	$3,319
Other taxes	9,132	10,070
Employee reimbursable expenses	1,963	1,426
Dividends payable	2,291	2,297
Professional services contractor fees	4,274	4,580
Self-insurance health and dental claims	2,341	2,129
Professional fees	2,521	2,937
Short-term deferred rent	1,610	1,600
Income taxes payable	1,294	5,464
Acquisition-related expenses and merger consideration	517	834
Restructuring	206	394
Marketing and sales program expenses	6,849	1,397
Cloud hosting expenses	897	1,370
Foreign currency forward contracts	4,563	1,052
Fixed assets in progress	1,809	1,632
Other	2,940	2,267

	$46,115	$42,768

10. DEFERRED REVENUE

(in thousands)	June 30, 2016	December 31, 2015
Software license	$30,986	$40,886
Maintenance	96,404	95,262
Cloud	9,686	8,948
Services	7,446	10,777

Current deferred revenue	144,522	155,873

Software license	9,356	12,389
Maintenance and services	2,143	2,227
Cloud	1,827	1,189

Long-term deferred revenue	13,326	15,805

	$157,848	$171,678

11. STOCK-BASED COMPENSATION

The following table presents the stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of revenues	$2,914	$2,281	$5,594	$4,234
Operating expenses	7,967	6,364	14,222	10,680

Total stock-based compensation before tax	$10,881	$8,645	$19,816	$14,914
Income tax benefit	$(3,085)	$(2,328)	$(5,690)	$(4,111)

During the first six months of 2016, the Company issued approximately 615,000 shares of common stock to its employees and 9,000 shares of common stock to its non-employee directors under the Company’s share-based compensation plans.

During the first six months of 2016, the Company granted approximately 1,513,000 restricted stock units (“RSUs”) and 2,125,000 non-qualified stock options to its employees with total fair values of approximately $37.8 million and $17.5 million, respectively. This includes approximately 225,000 RSUs which were granted in connection with the election by employees to receive 50% of their 2016 target incentive compensation under the Company’s Corporate Incentive Compensation Plan in the form of RSUs instead of cash. Stock-based compensation of approximately $5.6 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date. During the first six months of 2016, the Company also granted approximately 32,000 RSUs to its non-employee directors with a total fair value of $0.9 million, which vested 25% on the grant date and will vest 25% quarterly thereafter.

The Company recognizes stock based compensation on the accelerated recognition method, treating each vesting tranche as if it were an individual grant. As of June 30, 2016, the Company had approximately $54 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Basic
Net income	$3,647	$3,104	$12,652	$9,039

Weighted-average common shares outstanding	76,318	76,626	76,347	76,514

Earnings per share, basic	$0.05	$0.04	$0.17	$0.12

Diluted
Net income	$3,647	$3,104	$12,652	$9,039

Weighted-average common shares outstanding, basic	76,318	76,626	76,347	76,514
Weighted-average effect of dilutive securities:
Stock options	1,610	1,525	1,527	1,517
RSUs	1,041	799	1,050	740

Effect of assumed exercise of stock options and RSUs	2,651	2,324	2,577	2,257

Weighted-average common shares outstanding, assuming dilution	78,969	78,950	78,924	78,771

Earnings per share, diluted	$0.05	$0.04	$0.16	$0.11

Outstanding options and RSUs excluded as impact would be anti-dilutive	315	223	404	141

13. GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

Operating segments are defined as components of an enterprise, about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses its strategic software applications and Pega 7 platform, and provides consulting services, maintenance, and training related to its offerings. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides business process solutions in the enterprise applications market. To assess performance, the Company’s CODM, who is the chief executive officer, reviews financial information on a consolidated basis. Therefore, the Company determined it has one reportable segment — Digital Enterprise Business Solutions and one reporting unit.

The Company’s international revenue is from clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016		2015		2016		2015
U.S.	$103,547	55%	$87,867	54%	$196,775	53%	$178,031	56%
Other Americas	15,983	8%	27,380	17%	41,542	12%	39,677	13%
U.K.	31,336	17%	21,149	13%	55,691	15%	41,376	13%
Other EMEA(1)	22,391	12%	15,835	10%	43,658	12%	34,703	11%
Asia Pacific	15,739	8%	9,788	6%	30,188	8%	22,150	7%

	$188,996	100%	$162,019	100%	$367,854	100%	$315,937	100%

(1)	Includes Europe, other than the United Kingdom, the Middle East and Africa (“Other EMEA”).

There were no clients accounting for 10% or more of the Company’s total revenue during the second quarter and first six months of 2016 and 2015.

Clients accounting for 10% or more of the Company’s total outstanding trade receivables, net of allowance, were as follows:

	As of June 30,	As of December 31,
(Dollars in thousands)	2016	2015
Trade receivables, net of allowances	$198,893	$211,846
Client A	—%	10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, the timing of recognizing revenue under existing license and cloud arrangements. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “strategy,” “is intended to,” “project,” “guidance,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition; the ongoing consolidation in the financial services, insurance, healthcare, and communications markets; reliance on third party relationships; the potential loss of vendor specific objective evidence (“VSOE”) for our consulting services; the inherent risks associated with international operations and the continued weakness in international economies; foreign currency exchange rates; the financial impact of the Company’s past acquisitions, including the OpenSpan acquisition, and any future acquisitions; and management of the Company’s growth. These risks are described more completely in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. We do not intend to update or revise any forward-looking statements publicly, whether as a result of new information, future events, or otherwise.

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

In the second quarters of 2016 and 2015, sales to clients based outside of the United States of America (“U.S.”) represented approximately 45% and 46% of our total revenue, respectively. In the first six months of 2016 and 2015, sales to clients based outside of the U.S. represented approximately 47% and 44% of our total revenue, respectively.

At the end of June 2016, the United Kingdom (the “U.K.”) held a referendum in which U.K. voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. The announcement of Brexit resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Foreign currency fluctuations as a result of Brexit did not have a material effect on our revenue during the three and six months ended June 30, 2016. Continued weakening of the British pound relative to the U.S. dollar may adversely affect our results of operations in future periods.

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

We continue to invest heavily in research and development to improve our software. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, services and technologies, and intellectual property rights in an effort to expand and enhance our product offerings. On April 11, 2016, we acquired OpenSpan, Inc. (“OpenSpan”), a privately held software provider of robotic process automation and workforce analytics software for $48.8 million in cash, net of $1.8 million in cash acquired. We believe the acquisition will enable our legacy clients and our OpenSpan clients to experience the benefits of a fully-unified CRM solution and to optimize their complex customer service representatives’ processes by providing advanced robotic automation and workforce analytics capabilities to complement and enhance our CRM application suite and Business Process Management platform.

In evaluating the financial condition and operating performance of our business, management focuses on the following key financial metrics:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands, except per share amounts)	2016	2015			2016	2015
Total revenue	$188,996	$162,019	$26,977	17%	$367,854	$315,937	$51,917	16%
License revenue	$70,671	$63,497	$7,174	11%	$139,016	$121,472	$17,544	14%
Diluted earnings per share	$0.05	$0.04	$0.01	25%	$0.16	$0.11	$0.05	45%
Cash flow provided by operating activities					9,299	39,399	(30,100)	(76)%

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

	As of June 30,		% Change
(Dollars in thousands)	2016	2015
Total deferred license and cloud revenue	$51,855	$61,339	(15)%
Total license and cloud commitments not on the balance sheet	340,777	330,043	3%

Total license and cloud backlog	$392,632	$391,382	0%

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

Results of Operations

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015
Total revenue	$188,996	$162,019	$26,977	17%	$367,854	$315,937	$51,917	16%
Gross profit	$128,896	$107,238	$21,658	20%	$251,244	$211,097	$40,147	19%
Total operating expenses	$122,536	$101,988	$20,548	20%	$230,759	$193,938	$36,821	19%
Income from operations	$6,360	$5,250	$1,110	21%	$20,485	$17,159	$3,326	19%
Income before provision for income taxes	$5,498	$4,501	$997	22%	$18,991	$13,761	$5,230	38%

Revenue

Software license revenue

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				Increase
(Dollars in thousands)	2016		2015				2016		2015
Perpetual licenses	$51,807	73%	$35,166	55%	$16,641	47%	$65,820	47%	$63,092	52%	$2,728	4%
Term licenses	18,864	27%	28,331	45%	(9,467)	(33)%	73,196	53%	58,380	48%	14,816	25%

Total license revenue	$70,671	100%	$63,497	100%	$7,174	11%	$139,016	100%	$121,472	100%	$17,544	14%

The aggregate value of new license arrangements executed during the first six months of 2016 decreased compared to the same period of 2015, primarily due to two license arrangements, each greater than $10 million, executed in the first six months of 2015. The aggregate value of new license arrangements executed fluctuates quarter to quarter. During the first six months of 2016 and 2015, approximately 87% and 56%, respectively, of the value of new license arrangements were executed with existing clients.

The mix between perpetual and term license arrangements executed in a particular period varies based on client needs. A change in the mix between perpetual and term license arrangements executed may cause our revenues to vary materially from period to period. A higher proportion of term license arrangements executed would result in more license revenue being recognized over longer periods. Additionally, some of our perpetual license arrangements include extended payment terms or additional rights of use, which may also result in the recognition of revenue over longer periods.

The increases in perpetual license revenue were primarily due to the higher aggregate value of perpetual arrangements executed and recognized in revenue during the second quarter of 2016 compared to the same period of 2015. The aggregate value of payments due under noncancellable perpetual licenses was $31.4 million as of June 30, 2016 compared to $58.3 million as of June 30, 2015. We expect to recognize $10.7 million of the $31.4 million as revenue during the remainder of 2016.

The decrease in term license revenue during the second quarter of 2016 compared to the same period of 2015 was primarily due to a large term license renewal for which the first year of the term was prepaid and recognized as revenue in the second quarter of 2015. The increase in term license revenue during the first six months of 2016 compared to the same period of 2015 was primarily due to a term license arrangement greater than $10 million for which the license fee for the full license term was recognized in the first quarter of 2016. The aggregate value of payments due under noncancellable term licenses and our cloud arrangements grew to $309.3 million as of June 30, 2016 compared to $271.7 million as of June 30, 2015. We expect to recognize $50.7 million of the $309.3 million as revenue during the remainder 2016 in addition to new term license and Pega Cloud arrangements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts in Liquidity and Capital Resources—Cash Provided by Operating Activities.

Maintenance revenue

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015
Maintenance	$55,161	$49,329	$5,832	12%	$108,136	$98,081	$10,055	10%

The increases in maintenance revenue were primarily due to the continued growth in the aggregate value of the installed base of our software and continued strong renewal rates.

Services revenue

	Three Months Ended June 30,				Increase		Six Months Ended June 30,				Increase
(Dollars in thousands)	2016		2015				2016		2015
Consulting services	$50,258	79%	$40,827	83%	$9,431	23%	$97,434	81%	$80,338	83%	$17,096	21%
Cloud	11,269	18%	7,279	15%	3,990	55%	19,767	16%	13,456	14%	6,311	47%
Training	1,637	3%	1,087	2%	550	51%	3,501	3%	2,590	3%	911	35%

Total services	$63,164	100%	$49,193	100%	$13,971	28%	$120,702	100%	$96,384	100%	$24,318	25%

Consulting services revenue represents revenue primarily from new license implementations. Our consulting services revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners. The increase in consulting services revenue during the second quarter of 2016 compared to the same period in 2015 was primarily due to higher realization rates and the higher number of projects. The increase in consulting services revenue during the first six months of 2016 compared to the same period in 2015 was primarily due to unusually low demand in the first quarter of 2015 and was also due to revenue recognized on two large projects in the first six months of 2016, which had been delayed from 2015.

Cloud revenue represents revenue from our Pega Cloud offerings. The increase in cloud revenue was primarily due to growth of our cloud client base.

Gross profit

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015
Software license	$69,359	$62,467	$6,892	11%	$136,683	$119,366	$17,317	15%
Maintenance	48,846	43,853	4,993	11%	95,906	87,425	8,481	10%
Services	10,691	918	9,773	n/m	18,655	4,306	14,349	333%

Total gross profit	$128,896	$107,238	$21,658	20%	$251,244	$211,097	$40,147	19%

Total gross profit %	68%	66%			68%	67%
Software license gross profit %	98%	98%			98%	98%
Maintenance gross profit %	89%	89%			89%	89%
Services gross profit %	17%	2%			15%	4%

n/m—not meaningful

The significant increase in services gross profit percent was primarily due to the recognition of revenue in the first six months of 2016 related to several large projects which had been delayed from prior periods, for which the majority of the associated costs had already been recognized in 2015.

Operating expenses

Amortization of intangibles

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015			2016	2015
Cost of revenue	$1,638	$1,347	$291	22%	$2,984	$2,690	$294	11%
Selling and marketing	1,877	1,534	343	22%	3,407	3,065	342	11%
General and administrative	89	238	(149)	(63)%	178	502	(324)	(65)%

	$3,604	$3,119	$485	16%	$6,569	$6,257	$312	5%

The increases were primarily due to the amortization associated with $24.3 million of intangible assets acquired from OpenSpan in April 2016.

Selling and marketing

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015
Selling and marketing	$74,016	$60,389	$13,627	23%	$135,094	$116,124	$18,970	16%
As a percent of total revenue	39%	37%			37%	37%
Selling and marketing headcount at June 30,					855	678	177	26%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in the second quarter of 2016 compared to the same period in 2015 was primarily due to a $9.1 million increase in compensation, benefits and employee travel expenses associated with higher headcount and a $3 million increase in sales and marketing program expenses mainly related to our Pegaworld annual user conference.

The increase in the first six months of 2016 compared to the same period in 2015 was primarily due to a $15.9 million increase in compensation, benefits and employee travel expenses associated with higher headcount and a $3 million increase in sales and marketing program expenses mainly related to our Pegaworld annual user conference. This was partially offset by a $2.5 million decrease in sales commissions associated with the lower value of new license arrangements executed during the first six months of 2016 compared to the first six months of 2015.

The increase in headcount reflects our efforts to increase our sales capacity to target new accounts in existing industries, as well as to expand coverage in new industries and geographies and to increase the number of our sales opportunities.

Research and development

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015
Research and development	$35,574	$31,372	$4,202	13%	$70,494	$61,216	$9,278	15%
As a percent of total revenue	19%	19%			19%	19%
Research and development headcount at June 30,					1,374	1,128	246	22%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products, as well as enhancements and design changes to existing products and integration of acquired technologies.

The increases in the second quarter and first six months of 2016 compared to the same periods of 2015 were primarily due to a $4 million and $8.2 million increase, respectively, in compensation and benefit expenses associated with higher headcount

The increase in headcount primarily reflects the growth in our India research facility which usually lowers our average compensation expense per employee.

General and administrative

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015
General and administrative	$11,294	$10,214	$1,080	11%	$22,342	$16,559	$5,783	35%
As a percent of total revenue	6%	6%			6%	5%
General and administrative headcount at June 30,					378	314	64	20%

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

The increase in the second quarter of 2016 compared to the same period of 2015 was primarily due to a $0.4 million increase in compensation and benefits expenses associated with higher headcount and a $0.2 million increase in legal expenses.

The increase in the first six months of 2016 compared to the same period of 2015 was primarily due to the fact that the first quarter of 2016 did not include the following benefits, which reduced our general and administrative expenses in the first quarter of 2015: a $1.8 million benefit from the settlement of our indemnification claims against the former Antenna, Inc. shareholders and a $1.6 million benefit from the settlement of certain indirect tax liabilities. The increase was also due to a $1.2 million increase in legal expenses in first six months of 2016 compared to first six months of 2015 and a $0.9 million increase in compensation and benefits expenses associated with higher headcount.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015
Cost of revenues	$2,914	$2,281	$633	28%	$5,594	$4,234	$1,360	32%
Operating expenses	7,967	6,364	1,603	25%	14,222	10,680	3,542	33%

Total stock-based compensation before tax	$10,881	$8,645	$2,236	26%	$19,816	$14,914	$4,902	33%
Income tax benefit	$(3,085)	$(2,328)			$(5,690)	$(4,111)

The increases were primarily due to the increased value of our annual periodic equity awards granted in March 2015 and 2016. These awards generally have a five-year vesting schedule.

Non-operating income and expenses, net

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015			2016	2015
Foreign currency transaction gain (loss)	$306	$(968)	$1,274	(132)%	$1,682	$(3,930)	$5,612	(143)%
Interest income, net	188	216	(28)	(13)%	478	529	(51)	(10)%
Other expense, net	(1,356)	3	(1,359)	n/m	(3,654)	3	(3,657)	n/m

Non-operating loss	$(862)	$(749)	$(113)	15%	$(1,494)	$(3,398)	$1,904	(56)%

n/m—not meaningful

We use foreign currency forward contracts (“forward contracts”) to hedge our exposure to fluctuations in foreign currency exchange rates associated with our foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by our U.S. operating company in currencies other than the U.S. dollar and by our U.K. subsidiary in currencies other than the British pound.

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

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate and adjust for discrete tax items recorded in the same period. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the second quarter of 2016 and 2015, we recorded tax provisions of $1.9 million and $1.4 million, respectively, which resulted in an effective tax rate of 33.7% and 31.0%, respectively. During the first six months of 2016 and 2015, we recorded tax provisions of $6.3 million and $4.7 million, respectively, which resulted in an effective tax rate of 33.4% and 34.3% respectively. The increase in our effective tax rate during the second quarter of 2016 compared to the same period in 2015 was primarily due to the reversal of uncertain tax positions that benefited the effective tax rate in the second quarter of 2015. The decrease in our effective tax rate during the first six months of 2016 compared to the same period in 2015 was primarily due to an increase in our anticipated deduction associated with U.S.-based software development activities and the benefit of the research and experimentation credit (“R&E credit”), which was not available in the first six months of 2015. In December 2015, the R&E credit was permanently extended retroactively to January 1, 2015.

Liquidity and capital resources

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash provided by (used in):
Operating activities	$9,299	$39,399
Investing activities	(7,930)	(18,212)
Financing activities	(29,396)	(13,234)
Effect of exchange rate on cash	(738)	(1,674)

Net (decrease) increase in cash and cash equivalents	$(28,765)	$6,279

	As of	As of
	June 30, 2016	December 31, 2015
Total cash, cash equivalents, and marketable securities	$137,569	$219,078

The decrease in cash and cash equivalents during the first six months of 2016 was primarily due to cash used in financing activities, primarily for share repurchases under our current common stock repurchase program. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, our dividend payments, and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. On April 11, 2016, we acquired OpenSpan for $48.8 million in cash, net of $1.8 million in cash acquired. $7.4 million of the cash consideration remains in escrow for an 18-month period after the acquisition as security for the indemnification obligations of the selling shareholders. During the first six months of 2016, we incurred direct and incremental expenses associated with the transaction of $2.5 million and expect to incur an additional estimated $0.1 million of such expenses that are primarily professional fees to affect the acquisition. In addition, during the first six months of 2016 and 2015, we paid $0.3 million and $0.5 million, respectively, representing additional cash consideration to the selling shareholders of one of the three companies acquired in 2014 based on the achievement of certain performance milestones. We may be required to pay an additional $0.4 million in cash to the same selling shareholders based on the achievement of additional performance milestones through the end of 2016.

As of June 30, 2016, approximately $48.7 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary driver during the first six months of 2016 was net income of $12.7 million.

The primary drivers during the first six months of 2015 were net income of $9 million and a $16.6 million decrease in trade accounts receivable as a result of collections, partially offset by a $10.5 million decrease in accounts payable and accrued expenses primarily due to the timing of payments for compensation-related accruals.

Future Cash Receipts from License and Cloud Arrangements

Total contractual future cash receipts due from our existing license and cloud arrangements was approximately $340.8 million as of June 30, 2016, compared to $330 million as of June 30, 2015. The future cash receipts due are summarized as follows:

(in thousands) as of June 30, 2016	Contractual payments for term licenses and cloud arrangements not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total
Remainder of 2016	$50,731	$10,710	$61,441
2017	92,960	13,860	106,820
2018	75,786	4,599	80,385
2019	53,513	1,468	54,981
2020 and thereafter	36,348	802	37,150

Total	$309,338	$31,439	$340,777

(1)	These amounts include contractual future cash receipts related to our on-premises term licenses and hosted Pega Cloud service offerings. The timing of future revenue recognition may not coincide with the timing of the cash receipts.
(2)	These amounts include contractual future cash receipts related to perpetual licenses with extended payment terms and/or additional rights of use.

Cash provided by / used in investing activities

During the first six months of 2016, cash used in investing activities was primarily for investments in internally developed software and leasehold improvements at our corporate headquarters in Cambridge, Massachusetts of $11.5 million.

During the first six months of 2015, cash used in investing activities was primarily for purchases of marketable debt securities of $31.5 million, partially offset by the proceeds received from the maturities of marketable debt securities of $21.1 million. We also invested $7.3 million primarily in leasehold improvements for the build-out of our new office in Hyderabad, India.

Cash used in financing activities

Cash used in financing activities during the first six months of 2016 and 2015 was primarily for repurchases of our common stock, share repurchases for tax withholdings for the net settlement of our equity awards, and the payment of our quarterly dividend.

Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $195 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the first six months of 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$40,534		$13,284
Authorizations		25,879		50,000
Repurchases paid	783,553	(19,005)	314,949	(6,780)
Repurchases unsettled	11,250	(297)	32,372	(749)

Authorization remaining as of June 30,		$47,111		$55,755

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vestings, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first six months of 2016 and 2015, option and RSU holders net settled a total of 1,129,000 shares and 944,000 shares, respectively, of which only 591,000 shares and 536,000 shares, respectively, were issued to the option and RSU holders. The balance of the shares were surrendered to us to pay for the exercise price with respect to stock options and the applicable taxes for both options and RSUs. During the first six months of 2016 and 2015, instead of receiving cash from the equity holders, we withheld shares with a value of $8.2 million and $4.4 million, respectively, for withholding taxes, and $5.8 million and $4.2 million, respectively, for the exercise price of options.

Dividends

We declared a cash dividend of $0.06 per share and paid cash dividends of $4.6 million in each of the first six months of 2016 and 2015. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first six months of 2016. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our market risk exposure.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2016. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A. Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Except for the information presented below, which updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K, there have been no material changes during the first six months of 2016 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Factors relating to our products and markets

We face risks from operations and clients based outside of the U.S. Sales to clients based outside of the U.S. represented approximately 45% of our total revenue in the last three fiscal years and approximately 47% of our total revenue in the first six months of 2016. We market products and render consulting and training services to clients based outside of the U.S. including clients based in Canada, Europe, Latin America, Asia, and Australia. We have established offices in North America, Europe (including Russia and Turkey), Asia (including India), and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

One or more of these factors may have a material adverse effect on our foreign operations, and, consequently, on our business, operating results, and financial condition.

On June 23, 2016, the U.K. held a referendum in which U.K. voters approved an exit from the E.U., commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The future effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results, and financial condition.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. Because a significant portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. Our international sales are usually denominated in foreign currencies. The operating expenses of our foreign operations are also primarily denominated in foreign currencies, which partially offset our foreign currency exposure on our international sales. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, Euro, and Indian rupee, as compared to the U.S. dollar and the Euro and Australian dollar as compared to the British pound. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. We use foreign currency forward contracts (“forward contracts”) to hedge our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by our U.S. operating company and Pegasystems Limited, its U.K. subsidiary. These forward contracts have terms not greater than six months and are intended to partially mitigate exposure to the foreign currency transaction gains and losses. We do not enter into any hedging contracts for trading or speculative purposes. Our realized gain or loss with respect to foreign currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into; the currency exchange rates associated with these exposures and changes in those rates; whether we have entered into forward contracts to offset these exposures; and other factors. All of these factors could materially impact our operating results, financial condition, and cash flows.

The announcement of Brexit adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. A weaker British pound compared to the U.S. dollar during a reporting period causes our international revenue to be translated into fewer U.S. dollars. Continued weakening of the British pound relative to the U.S. dollar may adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (1) (in thousands)
4/1/2016 - 4/30/2016	109,775	$25.31	109,775	$25,659
5/1/2016 - 5/31/2016	93,624	$25.93	93,624	$49,110
6/1/2016 - 6/30/2016	73,140	$27.33	73,140	$47,111

Total	276,539	$26.06

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $195 million of our common stock. On May 20, 2016, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2017 and increased the amount of stock the Company is authorized to repurchase to $50 million between May 18, 2016 and June 30, 2017 (the “Current Program”). Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

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

Pegasystems Inc.

Date: August 3, 2016	By:	/s/ KEN STILLWELL

Ken Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

10.1+	Compensation program for non-employee members of the Registrant’s Board of Directors, effective May 18, 2016.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

+	Management contracts and compensatory plans or arrangements.