Form 10-Q
period 2016-09-30
PEGASYSTEMS INC
filed 2016-11-02
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

There were 76,327,875 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 24, 2016.

PEGASYSTEMS INC.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of September 30, 2016	As of December 31, 2015

ASSETS

Current assets:

Cash and cash equivalents	$66,383	$93,026

Marketable securities	63,347	126,052

Total cash, cash equivalents, and marketable securities	129,730	219,078

Trade accounts receivable, net of allowance of $4,564 and $4,631	208,562	211,846

Deferred income taxes	12,409	12,380

Income taxes receivable	13,639	4,770

Other current assets	14,319	10,791

Total current assets	378,659	458,865

Property and equipment, net	39,343	31,319

Long-term deferred income taxes	53,905	53,350

Long-term other assets	3,755	4,030

Intangible assets, net	47,462	33,418

Goodwill	73,871	46,776

Total assets	$596,995	$627,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,824	$12,675

Accrued expenses	36,370	42,768

Accrued compensation and related expenses	52,070	55,872

Deferred revenue	140,458	155,873

Total current liabilities	237,722	267,188

Income taxes payable	5,253	5,618

Long-term deferred revenue	10,228	15,805

Other long-term liabilities	16,372	16,288

Total liabilities	269,575	304,899

Stockholders’ equity:

Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—

Common stock, 200,000 shares authorized; 76,284 shares and 76,488 shares issued and outstanding	763	765

Additional paid-in capital	143,020	145,418

Retained earnings	188,376	180,183

Accumulated other comprehensive loss	(4,739)	(3,507)

Total stockholders’ equity	327,420	322,859

Total liabilities and stockholders’ equity	$596,995	$627,758

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:

Software license	$68,833	$58,948	$207,849	$180,420

Maintenance	55,038	52,285	163,174	150,366

Services	58,931	51,170	179,633	147,554

Total revenue	182,802	162,403	550,656	478,340

Cost of revenue:

Software license	1,313	1,000	3,646	3,106

Maintenance	6,659	5,644	18,889	16,300

Services	52,465	48,797	154,512	140,875

Total cost of revenue	60,437	55,441	177,047	160,281

Gross profit	122,365	106,962	373,609	318,059

Operating expenses:

Selling and marketing	67,032	53,640	202,126	169,764

Research and development	38,036	33,032	108,530	94,248

General and administrative	11,725	9,579	34,067	26,138

Acquisition-related	74	—	2,616	39

Restructuring	—	—	287	—

Total operating expenses	116,867	96,251	347,626	290,189

Income from operations	5,498	10,711	25,983	27,870

Foreign currency transaction gain (loss)	1,082	(412)	2,764	(4,342)

Interest income, net	172	278	650	807

Other expense, net	(1,237)	(331)	(4,891)	(328)

Income before provision for income taxes	5,515	10,246	24,506	24,007

Provision for income taxes	3,097	3,921	9,436	8,643

Net income	$2,418	$6,325	$15,070	$15,364

Earnings per share:

Basic	$0.03	$0.08	$0.20	$0.20

Diluted	$0.03	$0.08	$0.19	$0.19

Weighted-average number of common shares outstanding:

Basic	76,278	76,534	76,323	76,521

Diluted	79,082	79,174	78,976	78,906

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$2,418	$6,325	$15,070	$15,364

Other comprehensive loss, net:

Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(174)	162	168	167

Foreign currency translation adjustments	(169)	(928)	(1,400)	(2,262)

Total other comprehensive loss, net	(343)	(766)	(1,232)	(2,095)

Comprehensive income	$2,075	$5,559	$13,838	$13,269

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015

Operating activities:

Net income	$15,070	$15,364

Adjustments to reconcile net income to cash provided by operating activities:

Excess tax benefits from exercise or vesting of equity awards	(3,160)	(4,661)

Deferred income taxes	(2,841)	(2,889)

Depreciation and amortization	17,896	17,570

Stock-based compensation expense	30,634	23,005

Foreign currency transaction (gain) loss	(2,764)	4,342

Other non-cash	153	1,129

Change in operating assets and liabilities:

Trade accounts receivable	3,940	21,969

Income taxes receivable and other current assets	(8,737)	(8,670)

Accounts payable and accrued expenses	(16,678)	(4,108)

Deferred revenue	(17,698)	(6,925)

Other long-term assets and liabilities	1,581	(1,198)

Cash provided by operating activities	17,396	54,928

Investing activities:

Purchases of marketable securities	(22,614)	(66,946)

Proceeds from maturities and called marketable securities	21,838	33,916

Sales of marketable securities	62,283	1,915

Payments for acquisitions, net of cash acquired	(49,113)	(1,671)

Investment in property and equipment	(15,253)	(9,950)

Cash used in investing activities	(2,859)	(42,736)

Financing activities:

Issuance of common stock for share-based compensation plans	393	722

Excess tax benefits from exercise or vesting of equity awards	3,160	4,661

Dividend payments to shareholders	(6,883)	(6,896)

Common stock repurchases for tax withholdings for net settlement of equity awards	(10,791)	(7,149)

Common stock repurchases under share repurchase programs	(25,750)	(17,000)

Cash used in financing activities	(39,871)	(25,662)

Effect of exchange rates on cash and cash equivalents	(1,309)	(3,837)

Net decrease in cash and cash equivalents	(26,643)	(17,307)

Cash and cash equivalents, beginning of period	93,026	114,585

Cash and cash equivalents, end of period	$66,383	$97,278

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ACCOUNTING POLICIES

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

Measurement of Credit Losses on Financial Instruments: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including trade accounts receivable, upon initial recognition of that financial asset. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the amortized cost of the asset, removing the concept of “other-than-temporary” impairments. The effective date for the Company will be January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

Improvements to Employee Share-Based Payment Accounting: In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify various aspects of the accounting for employee share-based payments transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date for the Company will be January 1, 2017, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

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

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU amends the guidance for revenue recognition and implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. This ASU also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This ASU originally had an effective date for the Company of January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date,” which defers the effective date by one year while providing the option to adopt the standard on the original effective date. In addition, the FASB issued ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The effective date for these ASUs for the Company will be January 1, 2018. The Company has selected the full retrospective method and is currently evaluating its effect on its consolidated financial statements and related disclosures.

3.	MARKETABLE SECURITIES

	September 30, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$35,717	$34	$(24)	$35,727

Corporate bonds	26,655	30	(16)	26,669

Certificates of deposit	950	1	—	951

	$63,322	$65	$(40)	$63,347

	December 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Municipal bonds	$57,394	$7	$(66)	$57,335

Corporate bonds	66,960	2	(147)	66,815

Certificates of deposit	1,903	—	(1)	1,902

	$126,257	$9	$(214)	$126,052

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses considered to be temporary in nature are recorded as a component of accumulated other comprehensive loss, net of related income taxes. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the unaudited condensed consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification. As of September 30, 2016, the Company did not hold any investments with unrealized losses that are considered to be other-than-temporary.

As of September 30, 2016, remaining maturities of marketable debt securities ranged from October 2016 to August 2019, with a weighted-average remaining maturity of approximately 16 months.

4.	DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts (“forward contracts”) to hedge its exposure to fluctuations in foreign currency exchange rates associated with its foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by its U.S. parent company and United Kingdom (“U.K.”) subsidiary.

The Company is primarily exposed to foreign currency exchange rate fluctuations in the U.S. dollar, the Euro, and the Australian dollar relative to the British pound and the Euro and the Indian rupee relative to the U.S. dollar. At the end of June 2016, the U.K. held a referendum in which U.K. voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. The announcement of Brexit resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. This decline primarily resulted in foreign currency transaction gains from the remeasurement of foreign currency denominated cash and accounts receivable held by the Company’s U.K. subsidiary with corresponding losses on the Company’s forward contracts included in other expense, net.

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

As of September 30, 2016 and December 31, 2015, the total notional amount of the Company’s outstanding forward contracts was $106.6 million and $32.3 million, respectively.

The fair value of the Company’s outstanding forward contracts was as follows:

	September 30, 2016		December 31, 2015
(in thousands)	Recorded In:	Fair Value	Recorded In:	Fair Value

Asset Derivatives

Foreign currency forward contracts	Other current assets	$354	Other current assets	$48

Liability Derivatives

Foreign currency forward contracts	Accrued expenses	$393	Accrued expenses	$1,052

The Company had forward contracts outstanding with total notional values as follows:

	As of September 30,
Currency (in thousands)	2016		2015

Euro		€21,810		€15,900

British pound		£5,919		£1,300

Australian dollar	A$	19,515	A$	11,500

Indian rupee	Rs	—	Rs	300,000

United States dollar		$59,450		$23,300

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Loss from the change in the fair value of forward contracts included in other expense, net	$(1,237)	$(319)	$(4,955)	$(319)

Foreign currency transaction gain (loss) from the remeasurement of foreign currency assets and liabilities	$1,082	$(412)	$2,764	$(4,342)

5.	FAIR VALUE MEASUREMENTS

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy. The Company’s investments classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company’s foreign currency forward contracts, which are all classified within Level 2 of the fair value hierarchy, are valued based on the notional amounts and rates under the contracts and observable market inputs such as currency exchange rates and credit risk. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2016	Level 1	Level 2

Fair Value Assets:

Money market funds	$481	$481	$—

Marketable securities:

Municipal bonds	$35,727	$—	$35,727

Corporate bonds	26,669	—	26,669

Certificates of deposit	951	—	951

Total marketable securities	$63,347	$—	$63,347

Foreign currency forward contracts	$354	$—	$354

Fair Value Liabilities:

Foreign currency forward contracts	$393	$—	$393

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2015	Level 1	Level 2

Fair Value Assets:

Money market funds	$573	$573	$—

Marketable securities:

Municipal bonds	$57,335	$—	$57,335

Corporate bonds	66,815	—	66,815

Certificates of deposit	1,902	—	1,902

Total marketable securities	$126,052	$—	$126,052

Foreign currency forward contracts	$48	$—	$48

Fair Value Liabilities:

Foreign currency forward contracts	$1,052	$—	$1,052

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value when they are impaired. During the nine months of 2016 and 2015, the Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis.

6.	TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Unbilled trade accounts receivable primarily relate to services earned under time and materials arrangements and to license, maintenance, and cloud arrangements that have commenced or been delivered in excess of scheduled invoicing.

(in thousands)	September 30, 2016	December 31, 2015

Trade accounts receivable	$178,846	$190,820

Unbilled trade accounts receivable	34,280	25,657

Total accounts receivable	213,126	216,477

Allowance for sales credit memos	(4,564)	(4,631)

	$208,562	$211,846

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill:

(in thousands)	2016

Balance as of January 1,	$46,776

Goodwill acquired during the year	27,311

Currency translation adjustments	(216)

Balance as of September 30,	$73,871

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value

As of September 30, 2016

Customer related intangibles	4-10 years	$63,134	$(35,714)	$27,420

Technology	3-10 years	58,942	(38,908)	20,034

Other intangibles	3 years	5,361	(5,353)	8

Total		$127,437	$(79,975)	$47,462

As of December 31, 2015

Customer related intangibles	4-9 years	$49,546	$(30,465)	$19,081

Technology	3-9 years	48,342	(34,282)	14,060

Other intangibles	3 years	5,361	(5,084)	277

Total		$103,249	$(69,831)	$33,418

Amortization expense of acquired intangibles is reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Cost of revenue	$1,642	$1,351	$4,626	$4,041

Selling and marketing	1,867	1,537	5,274	4,602

General and administrative	90	91	268	593

Total amortization expense	$3,599	$2,979	$10,168	$9,236

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) as of September 30, 2016	Future estimated amortization expense

Remainder of 2016	$3,267

2017	12,335

2018	11,335

2019	5,543

2020	2,647

2021 and thereafter	12,335

$47,462

8.	ACQUISITION

On April 11, 2016, the Company acquired OpenSpan, Inc. (“OpenSpan”), a privately held software provider of robotic process automation and workforce analytics software for $48.8 million in cash, net of $1.8 million in cash acquired. As of September 30, 2016, $7.4 million of the cash consideration remains in escrow and will remain for up to an 18-month period after the acquisition as security for the indemnification obligations of the selling shareholders.

During the third quarter and nine months of 2016, the Company incurred $0.1 million and $2.6 million, respectively, of direct and incremental expenses that were primarily legal and advisory fees and due diligence costs to affect the acquisition.

In allocating the total purchase consideration based on estimated fair values, the Company recorded $27.3 million of goodwill, which is nondeductible for income tax purposes, and $24.3 million of intangible assets with a weighted-average amortization period of 9.7 years. The estimated fair values of assets acquired and liabilities assumed may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation no later than one year from the acquisition date.

9.	ACCRUED EXPENSES

(in thousands)	September 30, 2016	December 31, 2015

Partner commissions	$2,661	$3,319

Other taxes	7,544	10,070

Employee reimbursable expenses	2,312	1,426

Dividends payable	2,291	2,297

Professional services contractor fees	4,723	4,580

Self-insurance health and dental claims	2,428	2,129

Professional fees	2,679	2,937

Short-term deferred rent	1,752	1,600

Income taxes payable	1,268	5,464

Acquisition-related expenses and merger consideration	362	834

Restructuring	132	394

Marketing and sales program expenses	1,242	1,397

Cloud hosting expenses	858	1,370

Foreign currency forward contracts	393	1,052

Fixed assets in progress	2,981	1,632

Other	2,744	2,267

	$36,370	$42,768

10.	DEFERRED REVENUE

(in thousands)	September 30, 2016	December 31, 2015

Software license	$28,630	$40,886

Maintenance	95,378	95,262

Cloud	10,123	8,948

Services	6,327	10,777

Current deferred revenue	140,458	155,873

Software license	6,929	12,389

Maintenance	1,701	2,227

Cloud	1,598	1,189

Long-term deferred revenue	10,228	15,805

	$150,686	$171,678

11.	STOCK-BASED COMPENSATION

The following table presents the stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Cost of revenues	$3,117	$2,285	$8,711	$6,519

Operating expenses	7,701	5,806	21,923	16,486

Total stock-based compensation before tax	$10,818	$8,091	$30,634	$23,005

Income tax benefit	$(3,227)	$(2,326)	$(8,917)	$(6,437)

During the nine months of 2016, the Company issued approximately 812,000 shares of common stock to its employees and 18,000 shares of common stock to its non-employee directors under the Company’s share-based compensation plans.

During the nine months of 2016, the Company granted approximately 1,802,000 restricted stock units (“RSUs”) and 2,567,000 non-qualified stock options to its employees with total fair values of approximately $45.5 million and $21.2 million, respectively. This includes approximately 225,000 RSUs which were granted in connection with the election by employees to receive 50% of their 2016 target incentive compensation under the Company’s Corporate Incentive Compensation Plan in the form of RSUs instead of cash. Stock-based compensation of approximately $5.6 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date. During the nine months of 2016, the Company also granted approximately 36,000 RSUs to its non-employee directors with a total fair value of $1 million, which primarily vested 25% on the grant date and will vest 25% quarterly thereafter.

The Company recognizes stock based compensation on the accelerated recognition method, treating each vesting tranche as if it were an individual grant. As of September 30, 2016, the Company had approximately $51.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Basic

Net income	$2,418	$6,325	$15,070	$15,364

Weighted-average common shares outstanding	76,278	76,534	76,323	76,521

Earnings per share, basic	$0.03	$0.08	$0.20	$0.20

Diluted

Net income	$2,418	$6,325	$15,070	$15,364

Weighted-average common shares outstanding, basic	76,278	76,534	76,323	76,521

Weighted-average effect of dilutive securities:

Stock options	1,613	1,603	1,556	1,546

RSUs	1,191	1,037	1,097	839

Effect of assumed exercise of stock options and RSUs	2,804	2,640	2,653	2,385

Weighted-average common shares outstanding, assuming dilution	79,082	79,174	78,976	78,906

Earnings per share, diluted	$0.03	$0.08	$0.19	$0.19

Outstanding options and RSUs excluded as impact would be anti-dilutive	296	320	368	201

13.	GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

Operating segments are defined as components of an enterprise, about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses software applications for customer engagement and its Pega® 7 Platform, and provides consulting services, maintenance, and training related to its offerings. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services—software that provides case management, business process management, and real-time decisioning solutions to improve customer engagement and operational excellence in the enterprise applications market. To assess performance, the Company’s CODM, who is the chief executive officer, reviews financial information on a consolidated basis. Therefore, the Company determined it has one reportable segment—Customer Engagement Solutions and one reporting unit.

The Company’s international revenue is from clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016		2015		2016		2015

U.S.	$111,274	61%	$89,640	55%	$308,049	56%	$267,671	56%

Other Americas	7,952	4%	6,602	4%	49,494	9%	46,278	10%

U.K.	21,490	12%	19,491	12%	77,181	14%	60,867	13%

Other EMEA (1)	23,656	13%	20,672	13%	67,314	12%	55,376	11%

Asia Pacific	18,430	10%	25,998	16%	48,618	9%	48,148	10%

	$182,802	100%	$162,403	100%	$550,656	100%	$478,340	100%

(1)	Includes Europe, the Middle East and Africa (“Other EMEA”).

There were no clients accounting for 10% or more of the Company’s total revenue during the third quarter and nine months of 2016 and 2015.

Clients accounting for 10% or more of the Company’s total outstanding trade receivables, net of allowance, were as follows:

(Dollars in thousands)	As of September 30, 2016	As of December 31, 2015

Trade receivables, net of allowances	$208,562	$211,846

Client A	—%	10%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, the timing of recognizing revenue under existing license and cloud arrangements. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “strategy,” “is intended to,” “project,” “guidance,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition; the ongoing consolidation in the financial services, insurance, healthcare, and communications markets; reliance on third party relationships; the potential loss of vendor specific objective evidence (“VSOE”) for our consulting services; the inherent risks associated with international operations and the continued weakness in international economies; foreign currency exchange rates; the financial impact of the Company’s past acquisitions, including the recent OpenSpan acquisition, and any future acquisitions; and management of the Company’s growth. These risks are described more completely in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. We do not intend to update or revise any forward-looking statements publicly, whether as a result of new information, future events, or otherwise.

Business overview

We develop, market, license, and support software applications for marketing, sales and onboarding, customer service, and operations. In addition, we license our Pega® 7 Platform for clients that wish to build and extend their own applications. The Pega® 7 Platform assists our clients in building, deploying, and evolving enterprise applications, creating an environment in which business and IT can collaborate to manage back office operations, front office sales, marketing, and/or customer service needs. We also provide consulting services, maintenance, and training for our software. Our software applications and Pega® 7 Platform can be deployed in the cloud or on-premises.

Our clients include Global 3000 companies and government agencies that seek to manage complex enterprise systems and customer service issues with greater agility and cost-effectiveness. Our strategy is to sell a client a series of licenses, each focused on a specific purpose or area of operations in support of longer term enterprise-wide digital transformation initiatives.

Our license revenue is primarily derived from sales of our applications and our Pega® 7 Platform. Our consulting services revenue is primarily related to new license implementations. We offer training for our staff, clients, and partners at our regional training facilities and at third-party facilities, including client sites. Our online training through Pega® Academy provides an alternative way to learn our software in a virtual environment. We believe that this online training will continue to expand the number of trained experts at a faster pace.

In the third quarter of 2016 and 2015, sales to clients based outside of the United States of America (“U.S.”) represented approximately 39% and 45% of our total revenue, respectively. For each of the nine month periods of 2016 and 2015, sales to clients based outside of the U.S. represented approximately 44% of our total revenue.

At the end of June 2016, the United Kingdom (the “U.K.”) held a referendum in which U.K. voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. While Brexit has not had a meaningful impact on our business momentum, it has resulted in a sharp decline in the value of the British pound, slightly reducing revenue during the three and nine months ended September 30, 2016, but with no material impact on our results of operations. Prolonged weakening of the British pound relative to the U.S. dollar may adversely affect our revenue and results of operations in future periods.

We continue to expand our sales and marketing capacity to achieve broader market coverage, with sales and marketing costs representing 37% and 35% of revenue during the nine months of 2016 and 2015, respectively. We are investing heavily in research and development to expand and improve our software offerings, with research and development costs representing 20% of revenue during each of the nine months of 2016 and 2015.

Also, in evaluating the financial condition and operating performance of our business, management focuses on the following key financial metrics:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands, except per share amounts)	2016	2015			2016	2015

Total revenue	$182,802	$162,403	$20,399	13%	$550,656	$478,340	$72,316	15%

License revenue	$68,833	$58,948	$9,885	17%	$207,849	$180,420	$27,429	15%

Recurring revenue (1)	$94,830	$79,022	$15,808	20%	295,929	248,939	$46,990	19%

Diluted earnings per share	$0.03	$0.08	$(0.05)	(63)%	$0.19	$0.19	$—	—%

Cash flow provided by operating activities					17,396	54,928	(37,532)	(68)%

(1)	Recurring revenue includes maintenance, cloud, and term license revenue and is derived from the amounts reported within the Results of Operations—Revenue tables.

In addition to the key financial metrics listed above, management also focuses on new license signings and backlog:

During the nine months of 2016 and 2015, approximately 81% and 62%, respectively, of the value of new license arrangements were executed with existing clients.

We compute license and cloud backlog by adding deferred license and cloud revenue as recorded on the balance sheet and license and cloud commitments, which are not yet billed and not recorded on our balance sheet. License and cloud backlog may vary in any given period depending on the amount and timing of when arrangements are executed, as well as the mix between perpetual, term, and cloud license arrangements, which is dependent on our clients’ needs.

	As of September 30,
(Dollars in thousands)	2016	2015	% Change

Total deferred license and cloud revenue	$47,280	$55,370	(15)%

Total license and cloud commitments not on the balance sheet	372,532	324,340	15%

Total license and cloud backlog	$419,812	$379,710	11%

We also regularly evaluate acquisitions or investment opportunities in complementary businesses, services and technologies, and intellectual property rights in an effort to expand and enhance our product offerings. On April 11, 2016, we acquired OpenSpan, Inc. (“OpenSpan”), a privately held software provider of robotic process automation and workforce analytics software for $48.8 million in cash, net of $1.8 million in cash acquired. Subsequent to the acquisition we unified the Pega Robotic Automation with our Pega® 7 Platform for Case and Business Process Management and our portfolio of CRM applications. We believe this will enable clients to intelligently optimize how work gets done across the enterprise and more effectively automate tasks, streamline processes, increase employee productivity, and ultimately deliver better customer experiences.

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

Results of Operations

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015			2016	2015

Total revenue	$182,802	$162,403	$20,399	13%	$550,656	$478,340	$72,316	15%

Gross profit	$122,365	$106,962	$15,403	14%	$373,609	$318,059	$55,550	17%

Total operating expenses	$116,867	$96,251	$20,616	21%	$347,626	$290,189	$57,437	20%

Income from operations	$5,498	$10,711	$(5,213)	(49)%	$25,983	$27,870	$(1,887)	(7)%

Income before provision for income taxes	$5,515	$10,246	$(4,731)	(46)%	$24,506	$24,007	$499	2%

Revenue

Software license revenue

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase
(Dollars in thousands)	2016		2015				2016		2015

Perpetual licenses	$39,914	58%	$40,455	69%	$(541)	(1)%	$105,734	51%	$103,547	57%	$2,187	2%

Term licenses	28,919	42%	18,493	31%	10,426	56%	102,115	49%	76,873	43%	25,242	33%

Total license revenue	$68,833	100%	$58,948	100%	$9,885	17%	$207,849	100%	$180,420	100%	$27,429	15%

The mix between perpetual and term license arrangements executed in a particular period varies based on client needs. A change in the mix may cause our revenues to vary materially from period to period. A higher proportion of term license arrangements executed would generally result in more license revenue being recognized over longer periods. Additionally, some of our perpetual license arrangements include extended payment terms or additional rights of use, which may also result in the recognition of revenue over longer periods.

The increase in perpetual license revenue during the nine months of 2016 compared to the same period in 2015 was primarily due to the higher percentage of perpetual arrangements executed and recognized in revenue during the nine months of 2016 compared to the same period in 2015. The aggregate value of future payments due under noncancellable perpetual licenses was $19.7 million as of September 30, 2016 compared to $36.5 million as of September 30, 2015. We expect to recognize $3.9 million of the $19.7 million as revenue during the fourth quarter of 2016.

The increase in term license revenue during the third quarter of 2016 compared to the same period in 2015 was primarily due to a large term license renewal for which the second year of the term was recognized as revenue in the third quarter of 2016. The increase in term license revenue during the nine months of 2016 compared to the same period in 2015 was primarily due to a term license arrangement greater than $10 million for which the license fee for the three year license term was paid and recognized in full in the first quarter of 2016. The aggregate value of future payments due under noncancellable term licenses and our cloud arrangements grew to $352.8 million as of September 30, 2016 compared to $287.9 million as of September 30, 2015. We expect to recognize $26.7 million of the $352.8 million as revenue during the fourth quarter of 2016 in addition to new term license and Pega Cloud arrangements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts in Liquidity and Capital Resources—Cash Provided by Operating Activities.

Maintenance revenue

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015

Maintenance	$55,038	$52,285	$2,753	5%	$163,174	$150,366	$12,808	9%

The increases in maintenance revenue were primarily due to the continued growth in the aggregate value of the installed base of our software and continued strong renewal rates.

Services revenue

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase
(Dollars in thousands)	2016		2015				2016		2015

Consulting services	$46,829	80%	$41,472	81%	$5,357	13%	$144,263	80%	$121,810	83%	$22,453	18%

Cloud	10,873	18%	8,244	16%	2,629	32%	30,640	17%	21,700	15%	8,940	41%

Training	1,229	2%	1,454	3%	(225)	(15)%	4,730	3%	4,044	2%	686	17%

Total services	$58,931	100%	$51,170	100%	$7,761	15%	$179,633	100%	$147,554	100%	$32,079	22%

Consulting services revenue represents revenue primarily from new license implementations. Our consulting services revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners. The increase in consulting services revenue during the third quarter of 2016 compared to the same period of 2015 was primarily due to higher realization rates and revenue from two large projects. The increase in consulting services revenue during the nine months of 2016 compared to the same period in 2015 was due to the higher realization rates and revenue from the large projects discussed above, as well as unusually low demand in the first quarter of 2015 and revenue recognized on another two large projects in the first quarter of 2016, which had been delayed from 2015.

Cloud revenue represents revenue from our Pega Cloud offerings. The increases in cloud revenue were primarily due to growth of our cloud client base.

Gross profit

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015

Software license	$67,520	$57,948	$9,572	17%	$204,203	$177,314	$26,889	15%

Maintenance	48,379	46,641	1,738	4%	144,285	134,066	10,219	8%

Services	6,466	2,373	4,093	172%	25,121	6,679	18,442	276%

Total gross profit	$122,365	$106,962	$15,403	14%	$373,609	$318,059	$55,550	17%

Total gross profit %	67%	66%			68%	66%

Software license gross profit %	98%	98%			98%	98%

Maintenance gross profit %	88%	89%			88%	89%

Services gross profit %	11%	5%			14%	5%

The increases in services gross profit percent were primarily due to the recognition of revenue in the first quarter of 2016 related to two large projects which had been delayed from prior periods, for which the majority of the associated costs had already been recognized in the third quarter and nine months of 2015.

Operating expenses

Amortization of intangibles

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015			2016	2015

Cost of revenue	$1,642	$1,351	$291	22%	$4,626	$4,041	$585	14%

Selling and marketing	1,867	1,537	330	21%	5,274	4,602	672	15%

General and administrative	90	91	(1)	(1)%	268	593	(325)	(55)%

	$3,599	$2,979	$620	21%	$10,168	$9,236	$932	10%

The increases were primarily due to the amortization associated with $24.3 million of intangible assets acquired from OpenSpan in April 2016.

Selling and marketing

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015

Selling and marketing	$67,032	$53,640	$13,392	25%	$202,126	$169,764	$32,362	19%

As a percent of total revenue	37%	33%			37%	35%

Selling and marketing headcount at September 30,					875	707	168	24%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in the third quarter of 2016 compared to the same period in 2015 was primarily due to a $7.9 million increase in compensation, benefits, and employee travel expenses associated with higher headcount and a $3.8 million increase in sales commissions associated with the higher value of new license arrangements executed during the third quarter of 2016 compared to the same period in 2015.

The increase in the nine months of 2016 compared to the same period in 2015 was primarily due to a $23.8 million increase in compensation, benefits, and employee travel expenses associated with higher headcount and a $2.5 million increase in sales and marketing program expenses primarily related to our digital advertising and brand awareness campaigns.

The increase in headcount reflects our efforts to increase our sales capacity to target new accounts in existing industries, as well as to expand coverage in new industries and geographies and to increase the number of our sales opportunities.

Research and development

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015

Research and development	$38,036	$33,032	$5,004	15%	$108,530	$94,248	$14,282	15%

As a percent of total revenue	21%	20%			20%	20%

Research and development headcount at September 30,					1,437	1,189	248	21%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products, as well as enhancements and design changes to existing products and integration of acquired technologies.

The increases in the third quarter and nine months of 2016 compared to the same periods in 2015 were primarily due to a $4.1 million and $12.3 million increase, respectively, in compensation and benefit expenses associated with higher headcount.

The increase in headcount primarily reflects the growth in our India research facility which usually lowers our average compensation expense per employee.

General and administrative

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015

General and administrative	$11,725	$9,579	$2,146	22%	$34,067	$26,138	$7,929	30%

As a percent of total revenue	6%	6%			6%	5%

General and administrative headcount at September 30,					371	327	44	13%

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

The increase in the third quarter of 2016 compared to the same period in 2015 was primarily due to a $1.7 million increase in compensation and benefits expenses associated with higher headcount.

The increase in the nine months of 2016 compared to the same period in 2015 was primarily due to the fact that the first quarter of 2016 did not include a $1.8 million benefit from the settlement of our indemnification claims against the former Antenna, Inc. shareholders and a $1.6 million benefit from the settlement of certain indirect tax liabilities, which reduced our general and administrative expenses in the first quarter of 2015. The increase was also due to a $2.6 million increase in compensation and benefits expenses associated with higher headcount and a $1.2 million increase in legal expenses in the nine months of 2016 compared to the same period in 2015.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2016	2015			2016	2015

Cost of revenues	$3,117	$2,285	$832	36%	$8,711	$6,519	$2,192	34%

Operating expenses	7,701	5,806	1,895	33%	21,923	16,486	5,437	33%

Total stock-based compensation before tax	$10,818	$8,091	$2,727	34%	$30,634	$23,005	$7,629	33%

Income tax benefit	$(3,227)	$(2,326)			$(8,917)	$(6,437)

The increases were primarily due to the increased value of our annual periodic equity awards granted in March 2015 and 2016. These awards generally have a five-year vesting schedule.

Non-operating income and expenses, net

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015			2016	2015

Foreign currency transaction gain (loss)	$1,082	$(412)	$1,494	n/m	$2,764	$(4,342)	$7,106	n/m

Interest income, net	172	278	(106)	(38)%	650	807	(157)	(19)%

Other expense, net	(1,237)	(331)	(906)	274%	(4,891)	(328)	(4,563)	n/m

Non-operating loss	$17	$(465)	$482	(104)%	$(1,477)	$(3,863)	$2,386	(62)%

n/m - not meaningful

We use foreign currency forward contracts (“forward contracts”) to hedge our exposure to fluctuations in foreign currency exchange rates associated with our foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by our U.S. parent company in currencies other than the U.S. dollar and by our U.K. subsidiary in currencies other than the British pound.

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

Provision for income taxes

We account for income taxes at each interim period using our estimated annual effective tax rate and adjust for discrete tax items recorded in the same period. The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. During the third quarter of 2016 and 2015, we recorded tax provisions of $3.1 million and $3.9 million, respectively, which resulted in an effective tax rate of 56.2% and 38.3%, respectively. During the nine months of 2016 and 2015, we recorded tax provisions of $9.4 million and $8.6 million, respectively, which resulted in an effective tax rate of 38.5% and 36.0%, respectively. The slight increase in our effective tax rate for the nine months of 2016 compared to the same period in 2015 was due to the lower amount of favorable discrete items recognized in the third quarter of 2016. The quarterly effective tax rate may fluctuate depending on quarterly pre-tax income levels, the impact of discrete items, and changes in our estimated annual effective tax rate.

Liquidity and capital resources

	Nine Months Ended September 30,
(in thousands)	2016	2015

Cash provided by (used in):

Operating activities	$17,396	$54,928

Investing activities	(2,859)	(42,736)

Financing activities	(39,871)	(25,662)

Effect of exchange rate on cash	(1,309)	(3,837)

Net (decrease) in cash and cash equivalents	$(26,643)	$(17,307)

	As of September 30, 2016	As of December 31, 2015

Total cash, cash equivalents, and marketable securities	$129,730	$219,078

The decrease in cash and cash equivalents during the nine months of 2016 was primarily due to cash used in financing activities for share repurchases under our current common stock repurchase program. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, our dividend payments, and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. On April 11, 2016, we acquired OpenSpan for $48.8 million in cash, net of cash acquired. $7.4 million of the cash consideration remains in escrow for up to an 18-month period after the acquisition as security for the indemnification obligations of the selling shareholders. During the nine months of 2016, we incurred direct and incremental expenses associated with the transaction of $2.6 million that are primarily professional fees to affect the acquisition. In addition, during the nine months of 2016 and 2015, we paid $0.3 million and $0.5 million, respectively, representing additional cash consideration to the selling shareholders of one of the three companies acquired in 2014 based on the achievement of certain performance milestones. We may be required to pay an additional $0.4 million in cash to the same selling shareholders based on the achievement of additional performance milestones through the end of 2016.

As of September 30, 2016, approximately $46.5 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary driver during the nine months of 2016 was net income of $15.1 million.

The primary drivers during the nine months of 2015 were net income of $15.4 million and a $21.4 million decrease in trade accounts receivable as a result of an increase in collections.

Future Cash Receipts from License and Cloud Arrangements

The timing of cash receipts may not coincide with the timing of future revenue recognition.

(in thousands) as of September 30, 2016	Contractual payments for term licenses and cloud arrangements not recorded on the balance sheet (1)	Other contractual license payments not recorded on the balance sheet (2)	Total

Remainder of 2016	$26,737	$3,871	$30,608

2017	110,341	9,040	119,381

2018	96,155	4,598	100,753

2019	66,165	1,440	67,605

2020 and thereafter	53,406	779	54,185

Total	$352,804	$19,728	$372,532

(1)	These amounts are for our on-premises term licenses and hosted Pega Cloud service offerings. The timing of future revenue recognition may not coincide with the timing of the cash receipts.
(2)	These amounts are for perpetual licenses with extended payment terms and/or additional rights of use.

Total contractual future cash receipts due from our existing license and cloud arrangements were approximately $324.3 million as of September 30, 2015.

Cash used in investing activities

During the nine months of 2016, we acquired OpenSpan for $48.8 million, net of cash acquired, and invested $15.3 million primarily in internally developed software and leasehold improvements at our corporate headquarters, partially offset by proceeds received from the sales of marketable debt securities of $62.3 million.

During the nine months of 2015, we purchased marketable debt securities of $66.9 million and invested $10 million primarily in leasehold improvements to our office in Hyderabad, India, partially offset by proceeds received from the maturities of marketable debt securities of $33.9 million.

Cash used in financing activities

We used cash primarily for repurchases of our common stock, share repurchases for tax withholdings for the net settlement of our equity awards, and the payment of our quarterly dividend.

Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $195 million of our common stock. Purchases under these programs have been made on the open market.

The following table is a summary of our repurchase activity under all of our repurchase programs during the nine months of 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
(Dollars in thousands)	Shares	Amount	Shares	Amount

Prior year authorization as of January 1,		$40,534		$13,284

Authorizations		25,879		50,000

Repurchases paid	1,028,101	(25,530)	727,591	(16,705)

Repurchases unsettled	6,000	(177)	20,946	(510)

Authorization remaining as of September 30,		$40,706		$46,069

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vestings, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the nine months of 2016 and 2015, option and RSU holders net settled a total of 1,569,000 shares and 1,422,000 shares, respectively, of which only 775,000 shares and 745,000 shares, respectively, were issued to the option and RSU holders. The balance of the shares were surrendered to us to pay for the exercise price with respect to options and the applicable taxes for both options and RSUs. During the nine months of 2016 and 2015, instead of receiving cash from the equity holders, we withheld shares with a value of $10.8 million and $7.1 million, respectively, for withholding taxes, and $10.1 million and $8.5 million, respectively, for the exercise price of options.

Dividends

We declared a cash dividend of $0.09 per share and paid cash dividends of $6.9 million in each of the nine months of 2016 and 2015. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the nine months of 2016. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our market risk exposure.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2016. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Except for the information presented below, which updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K, there have been no material changes during the nine months of 2016 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Factors relating to our products and markets

We face risks from operations and clients based outside of the U.S. Sales to clients based outside of the U.S. represented approximately 45% of our total revenue in the last three fiscal years and approximately 44% of our total revenue in the nine months of 2016. We market products and render consulting and training services to clients based outside of the U.S. including clients based in Canada, Europe, Latin America, Asia, and Australia. We have established offices in North America, Europe (including Russia and Turkey), Asia (including India), and Australia. We believe that growth will necessitate expanded international operations, requiring a diversion of managerial attention and increased costs. We anticipate hiring additional personnel to accommodate international growth, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely manner, our growth, if any, in our foreign operations may be restricted, and our business, operating results, and financial condition could be materially and adversely affected.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. Because a significant portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. Our international sales are usually denominated in foreign currencies. The operating expenses of our foreign operations are also primarily denominated in foreign currencies, which partially offset our foreign currency exposure on our international sales. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the U.S. dollar, the Euro, and the Australian dollar relative to the British pound and the Euro and Indian rupee relative to the U.S. dollar. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. We use foreign currency forward contracts (“forward contracts”) to hedge our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by our U.S. parent company and Pegasystems Limited, its U.K. subsidiary. These forward contracts have terms not greater than six months and are intended to partially mitigate exposure to the foreign currency transaction gains and losses. We do not enter into any hedging contracts for trading or speculative purposes. Our realized gain or loss with respect to foreign currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into; the currency exchange rates associated with these exposures and changes in those rates; whether we have entered into forward contracts to offset these exposures; and other factors. All of these factors could materially impact our operating results, financial condition, and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (1) (in thousands)

7/1/2016 - 7/31/2016	64,328	$27.61	64,328	$45,335

8/1/2016 - 8/31/2016	109,870	$25.87	109,870	$42,493

9/1/2016 - 9/30/2016	65,100	$27.45	65,100	$40,706

Total	239,298	$26.77

(1)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $195 million of our common stock. On May 20, 2016, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2017 and increased the amount of stock the Company is authorized to repurchase to $50 million between May 18, 2016 and June 30, 2017 (the “Current Program”). Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.	Exhibits

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

Pegasystems Inc.

Date: November 2, 2016	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell

Chief Financial Officer and Chief Administrative Officer

(Principal Financial Officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.