Form 10-Q
period 2017-03-31
PEGASYSTEMS INC
filed 2017-05-10
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 1-11859

PEGASYSTEMS INC.

(Exact name of Registrant as specified in its charter)

Massachusetts	04-2787865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Rogers Street, Cambridge, MA	02142-1209
(Address of principal executive offices)	(Zip Code)

(617) 374-9600

(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 77,142,095 shares of the Registrant’s common stock, $.01 par value per share, outstanding on April 28, 2017.

PEGASYSTEMS INC.

Part I—Financial Information:

Item 1. Unaudited Condensed Financial Statements:

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$83,838	$70,594
Marketable securities	63,948	63,167

Total cash, cash equivalents, and marketable securities	147,786	133,761
Trade accounts receivable, net of allowance of $4,780 and $4,126	263,310	265,028
Income taxes receivable	10,827	14,155
Other current assets	19,652	12,188

Total current assets	441,575	425,132
Property and equipment, net	39,947	38,281
Deferred income taxes	69,846	69,898
Long-term other assets	4,445	3,990
Intangible assets, net	40,998	44,191
Goodwill	72,828	73,164

Total assets	$669,639	$654,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,237	$14,414
Accrued expenses	38,545	36,751
Accrued compensation and related expenses	39,958	60,660
Deferred revenue	186,824	175,647

Total current liabilities	279,564	287,472
Income taxes payable	4,307	4,263
Long-term deferred revenue	9,958	10,989
Other long-term liabilities	15,733	16,043

Total liabilities	309,562	318,767

Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 200,000 shares authorized; 77,129 shares and 76,591 shares issued and outstanding	771	766
Additional paid-in capital	142,472	143,903
Retained earnings	223,021	198,315
Accumulated other comprehensive loss	(6,187)	(7,095)

Total stockholders’ equity	360,077	335,889

Total liabilities and stockholders’ equity	$669,639	$654,656

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Software license	$92,390	$68,345
Maintenance	58,965	52,975
Services	71,892	57,538

Total revenue	223,247	178,858

Cost of revenue:
Software license	1,300	1,021
Maintenance	7,218	5,915
Services	59,572	49,574

Total cost of revenue	68,090	56,510

Gross profit	155,157	122,348

Operating expenses:
Selling and marketing	71,288	61,078
Research and development	40,296	34,920
General and administrative	12,335	11,048
Acquisition-related	—	919
Restructuring	—	258

Total operating expenses	123,919	108,223

Income from operations	31,238	14,125
Foreign currency transaction gain	676	1,376
Interest income, net	165	290
Other expense, net	(279)	(2,298)

Income before provision for income taxes	31,800	13,493
Provision for income taxes	4,779	3,093

Net income	$27,021	$10,400

Earnings per share:
Basic	$0.35	$0.14

Diluted	$0.33	$0.13

Weighted-average number of common shares outstanding:
Basic	76,761	76,375
Diluted	81,875	79,235
Cash dividends declared per share	$0.03	$0.03

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$27,021	$10,400
Other comprehensive income, net:
Unrealized gain on available-for-sale marketable securities, net of tax	127	286
Foreign currency translation adjustments	781	(7)

Total other comprehensive income, net	908	279

Comprehensive income	$27,929	$10,679

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$27,021	$10,400
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	727	650
Depreciation and amortization	6,088	5,466
Stock-based compensation expense	12,508	8,935
Foreign currency transaction gain	(676)	(1,376)
Other non-cash	(379)	2,712
Change in operating assets and liabilities:
Trade accounts receivable	3,383	6,697
Income taxes receivable and other current assets	(4,382)	(201)
Accounts payable and accrued expenses	(21,193)	(24,822)
Deferred revenue	9,412	1,129
Other long-term assets and liabilities	(65)	450

Cash provided by operating activities	32,444	10,040

Investing activities:
Purchases of marketable securities	(3,322)	(8,193)
Proceeds from maturities and called marketable securities	2,300	15,890
Sales of marketable securities	—	6,179
Payments for acquisitions, net of cash acquired	(290)	(255)
Investment in property and equipment	(2,415)	(4,251)

Cash (used in) provided by investing activities	(3,727)	9,370

Financing activities:
Issuance of common stock for share-based compensation plans	68	44
Dividend payments to shareholders	(2,298)	(2,297)
Common stock repurchases for tax withholdings for net settlement of equity awards and under share repurchase programs	(13,764)	(17,569)

Cash used in financing activities	(15,994)	(19,822)

Effect of exchange rates on cash and cash equivalents	521	(434)

Net increase (decrease) in cash and cash equivalents	13,244	(846)
Cash and cash equivalents, beginning of period	70,594	93,026

Cash and cash equivalents, end of period	$83,838	$92,180

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2017.

2. NEW ACCOUNTING PRONOUNCEMENTS

Financial Instruments: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including trade accounts receivable, upon initial recognition of that financial asset using a forward-looking expected loss model, rather than an incurred loss model for credit losses. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the amortized cost of the asset, removing the concept of “other-than-temporary” impairments. The effective date for the Company will be January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The effective date for the Company will be January 1, 2019, with early adoption permitted. The Company currently expects that most of its operating lease commitments will be subject to this ASU and recognized as operating lease liabilities and right-of-use assets upon adoption with no material impact to its results of operations and cash flows.

Revenue: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU, including subsequently issued amendments, amends the guidance for revenue recognition, creating the new Accounting Standards Codification Topic 606 (“ASC 606”). ASC 606 requires entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for the good or service. ASC 606 also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company has elected the full retrospective adoption model, effective January 1, 2018. The Company’s quarterly results beginning with the quarter ending March 31, 2018 and comparative prior periods will be compliant with ASC 606. The Company’s Annual Report on Form 10-K for the year ended December 31, 2018 will be the Company’s first Annual Report that will be issued in compliance with ASC 606.

The Company is still in the process of quantifying the implications of the adoption of ASC 606. However the Company currently expects the following impacts:

•	Currently, the Company recognizes revenue from term licenses and perpetual licenses with extended payment terms over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met, and any corresponding maintenance over the maintenance term. The adoption of ASC 606 will result in revenue for performance obligations being recognized as they are satisfied. Therefore, revenue from the term license and perpetual performance obligation with extended payment terms is expected to be recognized when control is transferred to the customer and revenue from the maintenance performance obligation is expected to be recognized on a straight-line basis over the contractual maintenance term. This will result in revenue from term licenses and perpetual licenses with extended payment terms being recognized prior to amounts being billed to the customer, and in these cases the Company expects to recognize a net contract asset on the balance sheet.

•	Currently, the Company allocates revenue to licenses under the residual method when it has VSOE for the remaining undelivered elements which allocates any future credits or significant discounts entirely to the license. The adoption of ASC 606 will result in the future credits, significant discounts, and material rights under ASC 606, being allocated to all performance obligations based upon their relative selling price. Under ASC 606, additional license revenue from the reallocation of such arrangement considerations will be recognized when control is transferred to the customer.

•	Currently, the Company does not have VSOE for fixed price services, time and materials services in certain geographical areas, and unspecified future products, which results in revenue being deferred in such instances until such time as VSOE exists for all undelivered elements or recognized ratably over the longest performance period. The adoption of ASC 606 eliminates the requirement for VSOE and replaces it with the concept of a stand-alone selling price. Once the transaction price is allocated to each of the performance obligations the Company can recognize revenue as the performance obligations are delivered, either at a point in time or over time. Under ASC 606, license revenue will be recognized when control is transferred to the customer.

•	Sales commissions and other third party acquisition costs resulting directly from securing contracts with customers are currently expensed when incurred. ASC 606 will require these costs to be recognized as an asset when incurred and to be expensed over the associated contract term. As a practical expedient, if the term of the contract is one year or less, the Company will expense the costs resulting directly from securing the contracts with customers. The Company expects this to impact its multi-year cloud offerings and licenses with additional rights of use that extend beyond one year.

•	ASC 606 provides additional accounting guidance for contract modifications whereby changes must be accounted for either as a retrospective change (creating either a catch up or deferral of past revenues), prospectively with a reallocation of revenues amongst identified performance obligations, or prospectively as separate contracts which will not require any reallocation. This may result in a difference in the timing of the recognition of revenue as compared to how current contract modifications are recognized.

•	There will be a corresponding effect on tax liabilities in relation to all of the above impacts.

3. MARKETABLE SECURITIES

	March 31, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$36,944	$15	$(38)	$36,921
Corporate bonds	27,057	2	(32)	27,027

	$64,001	$17	$(70)	$63,948

	December 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$36,746	$—	$(139)	$36,607
Corporate bonds	26,610	1	(51)	26,560

	$63,356	$1	$(190)	$63,167

The Company considers debt securities with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses considered to be temporary in nature are recorded as a component of accumulated other comprehensive loss, net of related income taxes. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the unaudited condensed consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification. As of March 31, 2017, the Company did not hold any investments with unrealized losses that are considered to be other-than-temporary.

As of March 31, 2017, remaining maturities of marketable debt securities ranged from April 2017 to August 2019, with a weighted-average remaining maturity of approximately 12 months.

4. DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts (“forward contracts”) to hedge its exposure to fluctuations in foreign currency exchange rates associated with its foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by its U.S. parent company and United Kingdom (“U.K.”) subsidiary.

The Company is primarily exposed to foreign currency exchange rate fluctuations in the U.S. dollar, the Euro and the Australian dollar relative to the British pound and the Euro and the Indian rupee relative to the U.S. dollar. At the end of June 2016, the U.K. held a referendum in which U.K. voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. Uncertainty continues to remain around the future effects of Brexit, resulting in continued volatility in the British pound relative to other currencies. This prolonged weakening of the British pound may continue to result in foreign currency transaction gains from the remeasurement of foreign currency denominated cash and accounts receivable held by the Company’s U.K. subsidiary with corresponding losses on the Company’s forward contracts included in other expense, net.

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

As of March 31, 2017 and December 31, 2016, the total notional value of the Company’s outstanding forward contracts were $36.8 million and $128.4 million, respectively.

The fair value of the Company’s outstanding forward contracts was as follows:

(in thousands)	March 31, 2017		December 31, 2016
	Recorded In:	Fair Value	Recorded In:	Fair Value
Asset Derivatives
Foreign currency forward contracts	Other current assets	$90	Other current assets	$628
Liability Derivatives
Foreign currency forward contracts	Accrued expenses	$17	Accrued expenses	$883

The Company had forward contracts outstanding with total notional values as follows:

	As of March 31, 2017
Currency (in thousands)	2017		2016
Euro		€12,305		€15,590
British pound		£855		£2,605
Australian dollar	A$	10,160	A$	16,025
Indian rupee	Rs	—	Rs	303,500
United States dollar		$14,705		$21,080

	Three Months Ended March 31,
(in thousands)	2017		2016
Loss from the change in the fair value of forward contracts included in other expense, net		$(279)		$(2,297)
Foreign currency transaction gain from the remeasurement of foreign currency assets and liabilities		$676		$1,376

Net gain (loss)		$397		$(921)

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy. The Company’s marketable securities classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company’s foreign currency forward contracts, which are all classified within Level 2 of the fair value hierarchy, are valued based on the notional amounts and rates under the contracts and observable market inputs such as currency exchange rates and credit risk. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2017	Level 1	Level 2
Fair Value Assets:
Money market funds	$85	$85	$—
Marketable securities:
Municipal bonds	$36,921	$—	$36,921
Corporate bonds	27,027	—	27,027

Total marketable securities	$63,948	$—	$63,948

Foreign currency forward contracts	$90	$—	$90
Fair Value Liabilities:
Foreign currency forward contracts	$17	$—	$17

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2016	Level 1	Level 2
Fair Value Assets:
Money market funds	$458	$458	$—
Marketable securities:
Municipal bonds	$36,607	$—	$36,607
Corporate bonds	26,560	—	26,560

Total marketable securities	$63,167	$—	$63,167

Foreign currency forward contracts	$628	$—	$628
Fair Value Liabilities:
Foreign currency forward contracts	$883	$—	$883

For certain other financial instruments, including accounts receivable and accounts payable, the carrying value approximates their fair value due to the relatively short maturity of these items.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, and intangible assets, are recognized at fair value if they become impaired. During the first three months of 2017 and 2016, the Company did not recognize any impairments of its assets recorded at fair value on a nonrecurring basis.

6. TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Unbilled trade accounts receivable primarily relate to services earned under time and materials arrangements and to license, maintenance, and cloud arrangements that have commenced or been delivered in excess of scheduled invoicing.

(in thousands)	March 31, 2017	December 31, 2016
Trade accounts receivable	$230,213	$234,473
Unbilled trade accounts receivable	37,877	34,681

Total accounts receivable	268,090	269,154

Allowance for sales credit memos	(4,780)	(4,126)

	$263,310	$265,028

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill:

(in thousands)	2017
Balance as of January 1,	$73,164
Purchase price adjustments to goodwill	(354)
Currency translation adjustments	18

Balance as of March 31,	$72,828

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives.

(in thousands)	Range of Useful Lives	Cost	Accumulated Amortization	Net Book Value
As of March 31, 2017
Customer related intangibles	4-10 years	$63,100	$(39,441)	$23,659
Technology	3-10 years	58,942	(41,603)	17,339
Other intangibles	3 years	5,361	(5,361)	—

Total		$127,403	$(86,405)	$40,998

As of December 31, 2016
Customer related intangibles	4-10 years	$63,091	$(37,573)	$25,518
Technology	3-10 years	58,942	(40,269)	18,673
Other intangibles	3 years	5,361	(5,361)	—

Total		$127,394	$(83,203)	$44,191

Amortization expense of acquired intangibles is reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Cost of revenue	$1,334	$1,346
Selling and marketing	1,866	1,530
General and administrative	—	89

Total amortization expense	$3,200	$2,965

Amortization of intangibles is estimated to be recorded over their remaining useful lives as follows:

(in thousands) as of March 31, 2017	Future estimated amortization expense
Remainder of 2017	$9,129
2018	11,337
2019	5,545
2020	2,649
2021	2,626
2022 and thereafter	9,712

$40,998

8. ACCRUED EXPENSES

(in thousands)	March 31, 2017	December 31, 2016
Partner commissions	$1,829	$2,199
Other taxes	7,418	9,031
Employee reimbursable expenses	2,280	1,624
Dividends payable	2,315	2,298
Professional services contractor fees	6,581	6,550
Self-insurance health and dental claims	2,324	2,182
Professional fees	3,783	3,654
Short-term deferred rent	1,839	1,770
Income taxes payable	1,168	1,391
Acquisition-related expenses and merger consideration	—	290
Restructuring	101	105
Marketing and sales program expenses	2,865	1,508
Foreign currency forward contracts	17	883
Fixed assets in progress	2,811	855
Other	3,214	2,411

	$38,545	$36,751

9. DEFERRED REVENUE

(in thousands)	March 31, 2017	December 31, 2016
Term license	$10,056	$15,843
Perpetual license	25,240	23,189
Maintenance	122,628	112,397
Cloud	17,928	13,604
Services	10,972	10,614

Current deferred revenue	186,824	175,647

Perpetual license	6,901	7,909
Maintenance	1,744	1,802
Cloud	1,313	1,278

Long-term deferred revenue	9,958	10,989

	$196,782	$186,636

10. STOCK-BASED COMPENSATION

The following table presents the stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2017	2016
Cost of revenues	$3,622	$2,680
Operating expenses	8,886	6,255

Total stock-based compensation before tax	$12,508	$8,935
Income tax benefit	$(3,815)	$(2,605)

During the first three months of 2017, the Company issued approximately 564,000 shares of common stock to its employees and 9,000 shares of common stock to its non-employee directors under the Company’s share-based compensation plans.

During the first three months of 2017, the Company granted approximately 919,000 restricted stock units (“RSUs”) and 1,414,000 non-qualified stock options to its employees with total fair values of approximately $40.3 million and $18.9 million, respectively. This includes approximately 175,000 RSUs which were granted in connection with the election by employees to receive 50% of their 2017 target incentive compensation under the Company’s Corporate Incentive Compensation Plan in the form of RSUs instead of cash. Stock-based compensation of approximately $7.7 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

The Company recognizes stock based compensation on the accelerated recognition method, treating each vesting tranche as if it were an individual grant. As of March 31, 2017, the Company had approximately $76.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

11. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options and RSUs, using the treasury stock method. Certain shares related to some of the Company’s outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Basic
Net income	$27,021	$10,400

Weighted-average common shares outstanding	76,761	76,375

Earnings per share, basic	$0.35	$0.14

Diluted
Net income	$27,021	$10,400

Weighted-average common shares outstanding, basic	76,761	76,375
Weighted-average effect of dilutive securities:
Stock options	3,184	1,692
RSUs	1,930	1,168

Effect of assumed exercise of stock options and RSUs	5,114	2,860

Weighted-average common shares outstanding, assuming dilution	81,875	79,235

Earnings per share, diluted	$0.33	$0.13

Outstanding options and RSUs excluded as impact would be anti-dilutive	314	492

12. GEOGRAPHIC INFORMATION AND MAJOR CLIENTS

Geographic Information

Operating segments are defined as components of an enterprise, about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company develops and licenses software applications for customer engagement and its Pega® Platform, and provides consulting services, maintenance, and training related to its offerings. The Company derives substantially all of its revenue from the sale and support of one group of similar products and services - software that provides case management, business process management, and real-time decisioning solutions to improve customer engagement and operational excellence in the enterprise applications market. To assess performance, the Company’s CODM, who is the chief executive officer, reviews financial information on a consolidated basis. Therefore, the Company determined it has one reportable segment - Customer Engagement Solutions and one reporting unit.

The Company’s international revenue is from clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended March 31,
(Dollars in thousands)	2017		2016
U.S.	$137,609	61%	$93,228	52%
Other Americas	9,491	4%	25,559	14%
U.K.	30,190	14%	24,355	14%
Other EMEA(1)	21,846	10%	21,267	12%
Asia Pacific	24,111	11%	14,449	8%

	$223,247	100%	$178,858	100%

(1)	Includes Europe, the Middle East and Africa, but excludes the United Kingdom.

Major Clients

Clients accounting for 10% or more of the Company’s total revenue were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Total revenue	223,247	178,858
Client A	—%	10%

No client accounted for 10% or more of the Company’s total outstanding trade receivables as of March 31, 2017 or December 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, and the timing of revenue recognition under existing license and cloud arrangements and are described more completely in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “strategy,” “is intended to,” “project,” “guidance,” “likely,” “usually,” or variations of such words and similar expressions are intended to identify such forward-looking statements.

These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ materially from those expressed in such forward-looking statements include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition; the ongoing consolidation in the financial services, insurance, healthcare, and communications markets; reliance on third party relationships; the potential loss of vendor specific objective evidence for our consulting services; the inherent risks associated with international operations and the continued uncertainties in international economies; foreign currency exchange rates; the financial impact of the Company’s past acquisitions and any future acquisitions; the potential legal and financial liabilities and reputation damage due to cyber-attacks and security breaches; and management of the Company’s growth. These risks, and other factors that could cause actual results to differ materially from those expressed in such forward-looking statements, are described more completely in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur or to materially change.

Business overview

We develop, market, license, and support software applications for marketing, sales, service, and operations. In addition, we license our Pega® Platform for clients that wish to build and extend their own applications. The Pega Platform assists our clients in building, deploying, and evolving enterprise applications, creating an environment in which business and IT can collaborate to manage back office operations, front office sales, marketing, and/or customer service needs. We also provide consulting services, maintenance, and training for our software. Our software applications and Pega Platform can be deployed on Pega, partner, or customer-managed cloud architectures.

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

Key Financial Metrics

In evaluating the financial condition and operating performance of our business, management focuses on the following key financial metrics:

	Three Months Ended March 31,		Increase
(Dollars in thousands, except per share amounts)	2017	2016
Total revenue	$223,247	$178,858	$44,389	25%
Recurring revenue (1)	$123,502	$115,805	$7,697	7%
Operating Margin	14%	8%
Diluted earnings per share	$0.33	$0.13	$0.20	154%
Cash flow provided by operating activities	$32,444	$10,040	$22,404	223%

(1)	See the table below for the composition of recurring revenue.

	Three Months Ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Recurring revenue:
Term license	$53,710	$30,351	$28,919	$18,864	$54,332
Cloud	10,827	10,798	10,873	11,269	8,498
Maintenance	58,965	57,162	55,038	55,161	52,975

Total recurring revenue	$123,502	$98,311	$94,830	$85,294	$115,805

Recurring revenue as a percent of total revenue	55%	49%	52%	45%	65%

Recurring revenue increased $7.7 million or 7% in the first three months of 2017 compared to the same period in 2016. Recurring revenue represented 65% of total revenue during the first three months of 2016 due to a large three year term license arrangement which was paid in advance and recognized in full in the first quarter of 2016. As recurring revenue grows in proportion to total revenue, gross profit, operating income, net income, and earnings per share may not grow as fast as historical trends due to more license revenue being recognized over longer periods.

Another key performance factor is license and cloud backlog. It is computed by adding deferred license and cloud revenue recorded on the balance sheet (See Note 9 “Deferred Revenue”) and client license and cloud contractual commitments, which are not on our balance sheet because we have not yet invoiced our clients, nor have we recognized the associated revenues (See the table of future cash receipts in Liquidity and Capital Resources - Cash Provided by Operating Activities). License and cloud backlog may vary in any given period depending on the amount and timing of when the arrangements are executed, as well as the mix between perpetual, term, and cloud license arrangements, which may depend on our clients’ deployment preferences.

	As of March 31,				% Change
(Dollars in thousands)	2017		2016		2017 vs. 2016
Deferred license and cloud revenue on the balance sheet:
Term license and cloud	$29,297	48%	$18,409	32%	59%
Perpetual license	32,141	52%	39,381	68%	(18)%

Total deferred license and cloud revenue	61,438	100%	57,790	100%	6%

License and cloud contractual commitments not on the balance sheet:
Term license and cloud	416,088	92%	287,926	87%	45%
Perpetual license	35,532	8%	43,944	13%	(19)%

Total license and cloud commitments	451,620	100%	331,870	100%	36%

Total license (term and perpetual) and cloud backlog	$513,058		$389,660		32%

Total term license and cloud backlog	$445,385	87%	$306,335	79%	45%

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

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Estimates and Significant Judgments” and Note 2 “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2017	2016
Total revenue	$223,247	$178,858	$44,389	25%
Gross profit	$155,157	$122,348	$32,809	27%
Total operating expenses	$123,919	$108,223	$15,696	15%
Income from operations	$31,238	$14,125	$17,113	121%
Operating margin	14%	8%
Income before provision for income taxes	$31,800	$13,493	$18,307	136%

Revenue

Software license revenue

	Three Months Ended March 31,				Increase (Decrease)
(Dollars in thousands)	2017		2016
Perpetual licenses	$38,680	42%	$14,013	21%	$24,667	176%
Term licenses	53,710	58%	54,332	79%	(622)	(1)%

Total license revenue	$92,390	100%	$68,345	100%	$24,045	35%

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

The increase in perpetual license revenue was primarily due to the higher value of perpetual arrangements executed and higher percentage of perpetual arrangements recognized in revenue during the first three months of 2017 compared to the same period in 2016. The aggregate value of future revenue expected to be recognized under all noncancellable perpetual licenses was $35.5 million as of March 31, 2017 compared to $43.9 million as of March 31, 2016. We expect to recognize $16.0 million of the $35.5 million as revenue during the remainder of 2017. See the table of future cash receipts in Liquidity and Capital Resources - Cash Provided by Operating Activities

The slight decrease in term license revenue was primarily due to a large three year term license arrangement which was paid in advance and recognized in full in the first quarter of 2016. If just the first year of this term license arrangement was paid in advance in the first three months of 2016, term license revenue for the first three months of 2017 would have increased by approximately 25%. The aggregate value of future revenue expected to be recognized under noncancellable term licenses and our cloud arrangements grew to $416.1 million as of March 31, 2017 compared to $287.9 million as of March 31, 2016. We expect to recognize $78.2 million of the $416.1 million as revenue during the remainder of 2017 in addition to new term license and Pega Cloud arrangements we may complete or prepayments we may receive from existing term license agreements. See the table of future cash receipts in Liquidity and Capital Resources - Cash Provided by Operating Activities.

Maintenance revenue

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2017	2016
Maintenance	$58,965	$52,975	$5,990	11%

The increase in maintenance revenue was primarily due to the continued growth in the aggregate value of the installed base of our software and continued strong renewal rates well in excess of 90%.

Services revenue

	Three Months Ended March 31,				Increase (Decrease)
(Dollars in thousands)	2017		2016
Consulting services	$59,252	82%	$47,176	82%	$12,076	26%
Cloud	10,827	15%	8,498	15%	2,329	27%
Training	1,813	3%	1,864	3%	(51)	(3)%

Total services	$71,892	100%	$57,538	100%	$14,354	25%

Consulting services revenue represents revenue primarily from new license implementations. Our consulting services revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners. The increase in consulting services revenue was primarily due to higher billable hours during the first three months of 2017 compared to the same period in 2016 driven by a large project which began in the second half of 2016.

Cloud revenue represents revenue from our Pega Cloud offerings. The increase in cloud revenue was primarily due to growth of our cloud client base.

Gross profit

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2017	2016
Software license	$91,090	$67,324	$23,766	35%
Maintenance	51,747	47,060	4,687	10%
Services	12,320	7,964	4,356	55%

Total gross profit	$155,157	$122,348	$32,809	27%

Total gross profit %	70%	68%
Software license gross profit %	99%	99%
Maintenance gross profit %	88%	89%
Services gross profit %	17%	14%

The increase in total gross profit was primarily due to the increase in software license revenue.

The increase in services gross profit percent was primarily due to the recognition of revenue in the first quarter of 2017 related to a large project which had been delayed from prior periods, for which the associated costs had already been recognized in 2016.

Operating expenses

Amortization of intangibles

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2017	2016
Cost of revenue	$1,334	$1,346	$(12)	(1)%
Selling and marketing	1,866	1,530	336	22%
General and administrative	—	89	(89)	(100)%

	$3,200	$2,965	$235	8%

The increase was primarily due to the amortization associated with $24.3 million of intangible assets acquired from OpenSpan in April 2016, partially offset by the full amortization in 2016 of certain technology and other intangibles acquired from Antenna Software, Inc. in October 2013.

Selling and marketing

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2017	2016
Selling and marketing	$71,288	$61,078	$10,210	17%
As a percent of total revenue	32%	34%
Selling and marketing headcount at March 31,	900	775

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase was primarily due to a $5.7 million increase in compensation and benefits associated with higher headcount and a $2 million increase in sales commissions associated with the higher value of new license arrangements executed during the first three months of 2017 compared to the same period in 2016.

The increase in headcount reflects our efforts to increase our sales capacity to target new accounts in existing industries, as well as to expand coverage in new industries and geographies and to increase the number of our sales opportunities.

Research and development

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2017	2016
Research and development	$40,296	$34,920	$5,376	15%
As a percent of total revenue	18%	20%
Research and development headcount at March 31,	1,441	1,277

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products, as well as enhancements and design changes to existing products and integration of acquired technologies.

The increase was primarily due to a $5.5 million increase in compensation and benefit expenses associated with higher headcount.

The increase in headcount primarily reflects the growth in our India research facility, which usually lowers our average compensation expense per employee, and the acquisition of OpenSpan.

General and administrative

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2017	2016
General and administrative	$12,335	$11,048	$1,287	12%
As a percent of total revenue	6%	6%
General and administrative headcount at March 31,	384	356

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

The increase was primarily due to a $2.1 million increase in compensation and benefits expenses associated with higher headcount, partially offset by a decrease of $1 million in legal fees.

Stock-based compensation

The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2017	2016
Cost of revenues	$3,622	$2,680	$942	35%
Operating expenses	8,886	6,255	2,631	42%

Total stock-based compensation before tax	$12,508	$8,935	$3,573	40%
Income tax benefit	$(3,815)	$(2,605)

The increase was primarily due to the increased value of our annual periodic equity awards granted in March 2016 and 2017. These awards generally have a five-year vesting schedule.

Non-operating income and expenses, net

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2017	2016
Foreign currency transaction gain	$676	$1,376	$(700)	(51)%
Interest income, net	165	290	(125)	(43)%
Other expense, net	(279)	(2,298)	2,019	(88)%

Non-operating income (loss)	$562	$(632)	$1,194	n/m

n/m - not meaningful

We use foreign currency forward contracts (“forward contracts”) to partially mitigate our exposure to fluctuations in foreign currency exchange rates associated with our foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by our U.S. parent company in currencies other than the U.S. dollar and by our U.K. subsidiary in currencies other than the British pound.

These forward contracts are not designated as hedging instruments. As a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other expense, net.

The total change in the fair value of our foreign currency forward contracts recorded in other expense, net, during the first three months of 2017 and 2016 was a loss of $0.3 million and $2.3 million respectively.

See Note 4 “Derivative Instruments” of this Quarterly Report on Form 10-Q for discussion of our use of forward contracts.

Provision for income taxes

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2017	2016
Provision for income taxes	$4,779	$3,093	$1,686	55%
Effective income tax rate	15.0%	22.9%

The provision for income taxes represents current and future amounts owed for federal, state, and foreign taxes. The decrease in the effective income tax rate in the first three months of 2017 compared to the same period in 2016 is primarily due to an increase in excess tax benefits generated by our stock compensation plans and a more favorable tax jurisdictional mix of earnings. The inclusion of excess tax benefits as a component of the provision for income taxes may increase volatility in future effective tax rates as the amount of excess tax benefits from share-based compensation awards is dependent upon our future stock price in relation to the fair value of awards, the timing of RSU vesting and exercise behavior of our stock option holders, and future grants of share-based compensation awards.

Liquidity and capital resources

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash provided by (used in):
Operating activities	$32,444	$10,040
Investing activities	(3,727)	9,370
Financing activities	(15,994)	(19,822)
Effect of exchange rate on cash	521	(434)

Net increase (decrease) in cash and cash equivalents	$13,244	$(846)

	As of	As of
	March 31, 2017	December 31, 2016
Total cash, cash equivalents, and marketable securities	$147,786	$133,761

The increase in cash and cash equivalents during the first three months of 2017 compared to the same period in 2016 was primarily due to the $22.4 million increase in cash provided by operating activities as a result of the $16.6 million increase in net income and the $10.6 million decrease in share repurchases under share repurchase programs, partially offset by the $14.9 million decrease in cash provided by the maturities, calls, and sales of marketable debt securities, net of purchases and the $6.8 million increase in cash used for net settlement of stock compensation awards. We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, our dividend payments, and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. On April 11, 2016, we acquired OpenSpan for $48.8 million in cash, net of cash acquired. As of March 31, 2017, $7.4 million of the cash consideration remained in escrow and will act as security for the indemnification obligations of the selling shareholders through October 2017. We paid $0.3 million during both the first three months of 2017 and 2016, representing additional cash consideration to the selling shareholders of one of the three companies acquired in 2014 based on the achievement of certain performance milestones.

As of March 31, 2017, approximately $40.2 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers during the first three months of 2017 and 2016 were net income of $27 million and $10.4 million, respectively.

Future Cash Receipts from Committed License and Cloud Arrangements

As of March 31, 2017, none of the amounts shown in the table below had been billed and no revenue had been recognized. The timing of cash receipts may not coincide with the timing of future expected revenue recognition.

(in thousands) as of March 31, 2017	Term and cloud contracts	Perpetual contracts (1)	Total
Remainder of 2017	$78,151	$16,016	$94,167
2018	129,907	15,525	145,432
2019	103,110	3,245	106,355
2020	70,467	746	71,213
2021	28,665	—	28,665
2022 and thereafter	5,788	—	5,788

Total	$416,088	$35,532	$451,620

(1)	These amounts are for perpetual licenses with extended payment terms and/or additional rights of use.

Total contractual future cash receipts due from our existing license and cloud arrangements were approximately $331.9 million as of March 31, 2016.

Cash (used in) provided by investing activities

During the first three months of 2017, purchases of marketable debt securities were $3.3 million, partially offset by proceeds received from maturities and called marketable debt securities of $2.3 million. We also invested $2.4 million primarily for leasehold improvements for the build out of additional office space at our Hyderabad, India location.

During the first three months of 2016, proceeds received from sales and maturities of marketable debt securities were $22.1 million, partially offset by purchases of marketable debt securities of $8.2 million. We also invested $4.3 million primarily for internally developed software and leasehold improvements for the build out of additional office space at our corporate headquarters in Cambridge, Massachusetts.

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

The following table is a summary of our repurchase activity under all of our repurchase programs during the first three months of 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
(Dollars in thousands)	Shares	Amount	Shares	Amount
Prior year authorization as of January 1,		$39,385		$40,534
Repurchases paid	29,250	(1,260)	501,104	(11,667)
Repurchases unsettled	5,450	(238)	17,160	(429)

Authorization remaining as of March 31,		$37,887		$28,438

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vestings, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the first three months of 2017 and 2016, option and RSU holders net settled a total of 1,021,000 shares and 713,000 shares, respectively, of which only 555,000 shares and 405,000 shares, respectively, were issued to the option and RSU holders. The balance of the shares were surrendered to us to pay for the exercise price with respect to options and the applicable taxes for both options and RSUs. During the first three months of 2017 and 2016, instead of receiving cash from the equity holders, we withheld shares with a value of $12.5 million and $5.7 million, respectively, for withholding taxes, and $7.7 million and $2.1 million, respectively, for the exercise price of options.

Dividends

We declared a cash dividend of $0.03 per share and paid cash dividends of $2.3 million in the first three months of 2017 and the first three months of 2016. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates.

We use foreign currency forward contracts to hedge our exposures to fluctuations in non-functional currency exchange rates. See Note 4 “Derivative Instruments” of this Quarterly Report on Form 10-Q for further discussion.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of 2017. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete discussion of our market risk exposure.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2017. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information:

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the first three months of 2017 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding our repurchases of our common stock during the first quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (2)(in thousands)
1/1/2017 - 1/31/2017	—	$—	—	$39,385
2/1/2017 - 2/28/2017	—	$—	—	$39,385
3/1/2017 - 3/31/2017	34,700	$43.18	34,700	$37,887

Total	34,700	$43.18

(1)	Shares withheld to cover the option exercise price and statutory tax withholding obligations under the net settlement provisions of the company’s stock compensation awards have been excluded from the above table.

(2)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $195 million of our common stock. On May 20, 2016, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2017 and increased the amount of stock the Company is authorized to repurchase to $50 million between May 18, 2016 and June 30, 2017 (the “Current Program”). Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

Item 6.	Exhibits

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

Pegasystems Inc.

Date: May 10, 2017	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

PEGASYSTEMS INC.

Exhibit Index

Exhibit No.	Description

10.3++	Form of Employee Stock Option Agreement, as amended.

10.4++	Form of Restricted Stock Unit Agreement, as amended.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

++	Management contracts and compensatory plan or arrangements