Form 10-Q
period 2017-06-30
PEGASYSTEMS INC
filed 2017-08-09
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

There were 77,624,615 shares of the Registrant’s common stock, $.01 par value per share, outstanding on July 28, 2017.

PEGASYSTEMS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$121,626	$70,594
Marketable securities	58,414	63,167

Total cash, cash equivalents, and marketable securities	180,040	133,761
Trade accounts receivable, net of allowance of $5,590 and $4,126	217,020	265,028
Income taxes receivable	22,081	14,155
Other current assets	18,505	12,188

Total current assets	437,646	425,132
Property and equipment, net	38,881	38,281
Deferred income taxes	71,096	69,898
Long-term other assets	4,615	3,990
Intangible assets, net	37,844	44,191
Goodwill	72,890	73,164

Total assets	$662,972	$654,656

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,500	$14,414
Accrued expenses	38,237	36,751
Accrued compensation and related expenses	44,287	60,660
Deferred revenue	169,926	175,647

Total current liabilities	265,950	287,472
Income taxes payable	4,438	4,263
Long-term deferred revenue	8,431	10,989
Other long-term liabilities	15,518	16,043

Total liabilities	294,337	318,767

Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 200,000 shares authorized; 77,604 shares and 76,591 shares issued and outstanding	776	766
Additional paid-in capital	140,088	143,903
Retained earnings	232,100	198,315
Accumulated other comprehensive loss	(4,329)	(7,095)

Total stockholders’ equity	368,635	335,889

Total liabilities and stockholders’ equity	$662,972	$654,656

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Software license	$61,037	$70,671	$153,427	$139,016
Maintenance	59,590	55,161	118,555	108,136
Services	77,353	63,164	149,245	120,702

Total revenue	197,980	188,996	421,227	367,854

Cost of revenue:
Software license	1,250	1,312	2,550	2,333
Maintenance	7,011	6,315	14,229	12,230
Services	59,614	52,473	119,186	102,047

Total cost of revenue	67,875	60,100	135,965	116,610

Gross profit	130,105	128,896	285,262	251,244

Operating expenses:
Selling and marketing	75,887	74,016	147,175	135,094
Research and development	39,762	35,574	80,058	70,494
General and administrative	12,706	11,294	25,041	22,342
Acquisition-related	—	1,623	—	2,542
Restructuring	—	29	—	287

Total operating expenses	128,355	122,536	252,274	230,759

Income from operations	1,750	6,360	32,988	20,485
Foreign currency transaction (loss) gain	(917)	306	(241)	1,682
Interest income, net	161	188	326	478
Other income (expense), net	566	(1,356)	287	(3,654)

Income before (benefit)/provision for income taxes	1,560	5,498	33,360	18,991
(Benefit)/provision for income taxes	(9,846)	962	(5,067)	4,055

Net income	$11,406	$4,536	$38,427	$14,936

Earnings per share:
Basic	0.15	0.06	0.50	0.20

Diluted	0.14	0.06	0.47	0.19

Weighted-average number of common shares outstanding:
Basic	77,313	76,318	77,039	76,347
Diluted	82,945	79,422	82,412	79,329
Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$11,406	$4,536	$38,427	$14,936
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(1)	56	126	342
Foreign currency translation adjustments	1,859	(1,224)	2,640	(1,231)

Total other comprehensive income (loss), net of tax	1,858	(1,168)	2,766	(889)

Comprehensive income	$13,264	$3,368	$41,193	$14,047

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$38,427	$14,936
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	(465)	(1,190)
Depreciation and amortization	12,356	11,675
Stock-based compensation expense	26,440	19,816
Foreign currency transaction loss (gain)	241	(1,682)
Other non-cash	(408)	4,576
Change in operating assets and liabilities:
Trade accounts receivable	52,966	10,853
Income taxes receivable and other current assets	(14,294)	(18,349)
Accounts payable and accrued expenses	(17,734)	(19,259)
Deferred revenue	(11,890)	(11,222)
Other long-term assets and liabilities	130	1,415

Cash provided by operating activities	85,769	11,569

Investing activities:
Purchases of marketable securities	(16,656)	(20,942)
Proceeds from maturities and called marketable securities	20,824	21,139
Sales of marketable securities	—	52,483
Payments for acquisitions, net of cash acquired	(290)	(49,113)
Investment in property and equipment	(5,037)	(11,497)

Cash used in investing activities	(1,159)	(7,930)

Financing activities:
Dividend payments to shareholders	(4,613)	(4,592)
Common stock repurchases for tax withholdings for net settlement of equity awards	(27,261)	(7,849)
Common stock repurchases under share repurchase programs	(2,986)	(19,225)

Cash used in financing activities	(34,860)	(31,666)

Effect of exchange rates on cash and cash equivalents	1,282	(738)

Net increase (decrease) in cash and cash equivalents	51,032	(28,765)
Cash and cash equivalents, beginning of period	70,594	93,026

Cash and cash equivalents, end of period	$121,626	$64,261

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 “Stock Compensation (Topic 718), Scope of Modification Accounting” to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The effective date for the Company will be January 1, 2018. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including trade accounts receivable, upon initial recognition of that financial asset using a forward-looking expected loss model, rather than an incurred loss model for credit losses. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the amortized cost of the asset, removing the concept of “other-than-temporary” impairments. The effective date for the Company will be January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The effective date for the Company will be January 1, 2019, with early adoption permitted. The Company expects that most of its operating lease commitments will be subject to this ASU and recognized as operating lease liabilities and right-of-use assets upon adoption with no material impact to its results of operations and cash flows.

Revenue

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is still in the process of quantifying the implications of the adoption of ASC 606. However the Company expects the following impacts:

•	Currently, the Company recognizes revenue from term licenses and perpetual licenses with extended payment terms over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met, and any corresponding maintenance over the term of the agreement. The adoption of ASC 606 will result in revenue for performance obligations being recognized as they are satisfied. Therefore, revenue from the term and perpetual license performance obligations with extended payment terms is recognized when control is transferred to the customer. Revenue from the maintenance performance obligations is expected to be recognized on a straight-line basis over the contractual term. Due to the revenue from term and perpetual licenses with extended payment terms being recognized prior to amounts being billed to the customer, the Company expects to recognize a net contract asset on the balance sheet.

•	Currently, the Company allocates revenue to licenses under the residual method when it has VSOE for the remaining undelivered elements which allocates any future credits or significant discounts entirely to the license. The adoption of ASC 606 will result in the future credits, significant discounts, and material rights under ASC 606, being allocated to all performance obligations based upon their relative selling price. Under ASC 606, additional license revenue from the reallocation of such arrangement considerations will be recognized when control is transferred to the customer.

•	Currently, the Company does not have VSOE for fixed price services, time and materials services in certain geographical areas, and unspecified future products, which results in revenue being deferred in such instances until such time as VSOE exists for all undelivered elements or recognized ratably over the longest performance period. The adoption of ASC 606 eliminates the requirement for VSOE and replaces it with the concept of a stand-alone selling price. Once the transaction price is allocated to each of the performance obligations, the Company can recognize revenue as the performance obligations are delivered, either at a point in time or over time. Under ASC 606, license revenue will be recognized when control is transferred to the customer.

•	Sales commissions and other third party acquisition costs resulting directly from securing contracts with customers are currently expensed when incurred. ASC 606 will require these costs to be recognized as an asset when incurred and to be expensed over the associated contract term. As a practical expedient, if the term of the contract is one year or less, the Company will expense the costs resulting directly from securing the contracts with customers as incurred. The Company expects this change to impact its multi-year cloud offerings and term and perpetual licenses with additional rights of use that extend beyond one year.

•	ASC 606 provides additional accounting guidance for contract modifications whereby changes must be accounted for either as a retrospective change (creating either a catch up or deferral of past revenues), prospectively with a reallocation of revenues amongst identified performance obligations, or prospectively as separate contracts which will not require any reallocation. This may result in a difference in the timing of the recognition of revenue as compared to how current contract modifications are recognized.

•	There will be a corresponding effect on tax liabilities in relation to all of the above impacts.

3. MARKETABLE SECURITIES

The Company’s marketable securities are as follows:

	June 30, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$32,238	$11	$(30)	$32,219
Corporate bonds	26,234	3	(42)	26,195

	$58,472	$14	$(72)	$58,414

	December 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$36,746	$—	$(139)	$36,607
Corporate bonds	26,610	1	(51)	26,560

	$63,356	$1	$(190)	$63,167

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2017, the Company did not hold any investments with unrealized losses that are considered to be other-than-temporary.

As of June 30, 2017, remaining maturities of marketable debt securities ranged from July 2017 to September 2020, with a weighted-average remaining maturity of approximately 15 months.

4. DERIVATIVE INSTRUMENTS

The Company has historically used foreign currency forward contracts (“forward contracts”) to hedge its exposure to fluctuations in foreign currency exchange rates associated with its foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held primarily by the U.S. parent company and its United Kingdom (“U.K.”) subsidiary.

The Company is primarily exposed to foreign currency exchange rate fluctuations in the Euro relative to the U.S. dollar for the U.S. parent and in the U.S. dollar, the Euro, and the Australian dollar relative to the British pound for the Company’s U.K. subsidiary. The forward contracts are not designated as hedging instruments. As a result, the Company records the fair value of these contracts at the end of each reporting period in the accompanying unaudited condensed consolidated balance sheets as other current assets for unrealized gains and accrued expenses for unrealized losses, with any fluctuations in the value of these contracts recognized in other expense, net, in the accompanying unaudited condensed consolidated statements of operations. The cash flows related to these forward contracts are classified as operating activities in the accompanying unaudited condensed consolidated statements of cash flows. The Company does not enter into any forward contracts for trading or speculative purposes.

In May 2017, the Company discontinued its forward contracts program, however, it will continue to periodically evaluate its foreign exchange exposures and may re-initiate this program if it is deemed necessary. At December 31, 2016, the total notional value of the Company’s outstanding forward contracts was $128.4 million.

The fair value of the Company’s outstanding forward contracts was as follows:

	December 31, 2016
(in thousands)	Recorded In:	Fair Value
Asset Derivatives
Foreign currency forward contracts	Other current assets	$628
Liability Derivatives
Foreign currency forward contracts	Accrued expenses	$883

As of June 30, 2017, the Company did not have any forward contracts outstanding.

The Company had forward contracts outstanding with total notional values as of June 30, 2016 as follows:

(in thousands)
Euro		€24,735
British pound		£7,885
Australian dollar	A$	25,830
Indian rupee	Rs	353,500
United States dollar		$93,460

The income statement impact of the Company’s outstanding forward contracts and foreign currency transactions was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gain (loss) from the change in the fair value of forward contracts included in other income (expense), net	$565	$(1,421)	$286	$(3,718)
Foreign currency transaction (loss) gain from the remeasurement of foreign currency assets and liabilities	$(917)	$306	$(241)	$1,682

	$(352)	$(1,115)	$45	$(2,036)

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company records its money market funds, marketable securities, and forward contracts at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the fair value measurements, a three-tier fair value hierarchy, which classifies the fair value measurements based on the inputs used in measuring fair value, was established as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) significant other inputs that are observable either directly or indirectly; and (Level 3) significant unobservable inputs on which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s money market funds are classified within Level 1 of the fair value hierarchy. The Company’s marketable securities classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company’s foreign currency forward contracts, which were all classified within Level 2 of the fair value hierarchy, are valued based on the notional amounts and rates under the contracts and observable market inputs such as currency exchange rates and credit risk. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2017	Level 1	Level 2
Fair Value Assets:
Money market funds	$5,633	$5,633	$—
Marketable securities:
Municipal bonds	$32,219	$—	$32,219
Corporate bonds	26,195	—	26,195

Total marketable securities	$58,414	$—	$58,414

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2016	Level 1	Level 2
Fair Value Assets:
Money market funds	$458	$458	$—
Marketable securities:
Municipal bonds	$36,607	$—	$36,607
Corporate bonds	26,560	—	26,560

Total marketable securities	$63,167	$—	$63,167
Foreign currency forward contracts	$628	$—	$628
Fair Value Liabilities:
Foreign currency forward contracts	$883	$—	$883

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For certain other financial instruments, including accounts receivable and accounts payable, the carrying value approximates their fair value due to the relatively short maturity of these items.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment and intangible assets, are recognized at fair value when they are impaired. During the six months ended June 30, 2017 and 2016, the Company did not recognize any impairments of its assets recorded at fair value on a nonrecurring basis.

6. TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	June 30, 2017	December 31, 2016
Trade accounts receivable	$188,304	$234,473
Unbilled trade accounts receivable	34,306	34,681

Total accounts receivable	222,610	269,154
Allowance for sales credit memos	(5,590)	(4,126)

	$217,020	$265,028

Unbilled trade accounts receivable primarily relate to services earned under time and materials arrangements and to license, maintenance, and cloud arrangements that have commenced or been delivered in excess of scheduled invoicing.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are:

(in thousands)	2017
Balance as of January 1,	$73,164
Purchase price adjustments to goodwill	(354)
Currency translation adjustments	80

Balance as of June 30,	$72,890

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives:

(in thousands)	Range of Remaining Useful Lives	Cost	Accumulated Amortization	Net Book Value
June 30, 2017
Customer related intangibles	4-10 years	$63,132	$(41,322)	$21,810
Technology	3-10 years	58,942	(42,908)	16,034
Other intangibles	—	5,361	(5,361)	—

		$127,435	$(89,591)	$37,844

December 31, 2016
Customer related intangibles	4-10 years	$63,091	$(37,573)	$25,518
Technology	3-10 years	58,942	(40,269)	18,673
Other intangibles	—	5,361	(5,361)	—

		$127,394	$(83,203)	$44,191

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization expense of intangibles assets is reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$1,305	$1,638	$2,639	$2,984
Operating expenses	1,869	1,966	3,735	3,585

Total amortization expense	$3,174	$3,604	$6,374	$6,569

Future estimated amortization expense related to intangible assets as of June 30, 2017 is as follows:

(in thousands)
Remainder of 2017	$5,953
2018	11,343
2019	5,551
2020	2,655
2021	2,631
2022 and thereafter	9,711

$37,844

8. ACCRUED EXPENSES

(in thousands)	June 30, 2017	December 31, 2016
Professional services contractor fees	$7,125	$6,550
Other taxes	5,338	9,031
Marketing and sales program expenses	5,188	1,508
Professional fees	3,276	3,654
Other	3,084	2,411
Self-insurance health and dental claims	2,523	2,182
Fixed assets in progress	2,417	855
Dividends payable	2,328	2,298
Employee reimbursable expenses	2,120	1,624
Short-term deferred rent	1,954	1,770
Partner commissions	1,748	2,199
Income taxes payable	1,038	1,391
Restructuring	98	105
Acquisition-related expenses and merger consideration	—	290
Foreign currency forward contracts	—	883

	$38,237	$36,751

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. DEFERRED REVENUE

(in thousands)	June 30, 2017	December 31, 2016
Term license	$6,294	$15,843
Perpetual license	24,709	23,189
Maintenance	111,759	112,397
Cloud	17,677	13,604
Services	9,487	10,614

Current deferred revenue	169,926	175,647
Term license	—	—
Perpetual license	5,833	7,909
Maintenance	1,465	1,802
Cloud	1,133	1,278

Long-term deferred revenue	8,431	10,989

	$178,357	$186,636

10. STOCK-BASED COMPENSATION

Stock-based compensation expense is reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of revenues	$3,677	$2,914	$7,299	$5,594
Operating expenses	$10,255	$7,967	$19,141	$14,222

Total stock-based compensation before tax	$13,932	$10,881	$26,440	$19,816

Income tax benefit	$(4,287)	$(3,085)	$(8,102)	$(5,690)

During the six months ended June 30, 2017, the Company issued approximately 1,068,000 shares of common stock to its employees and 13,000 shares of common stock to its non-employee directors under the Company’s stock-based compensation plans.

During the six months ended June 30, 2017, the Company granted approximately 954,000 restricted stock units (“RSUs”) and 1,441,000 non-qualified stock options to its employees with total fair values of approximately $41.9 million and $19.2 million, respectively. This includes approximately 175,000 RSUs which were granted in connection with the election by employees to receive 50% of their 2017 target incentive compensation under the Company’s Corporate Incentive Compensation Plan in the form of RSUs instead of cash. Stock-based compensation of approximately $7.7 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

The Company recognizes stock based compensation on the accelerated recognition method, treating each vesting tranche as if it were an individual grant. As of June 30, 2017, the Company had approximately $64.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The calculation of the Company’s basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Basic
Net income	$11,406	$4,536	$38,427	$14,936

Weighted-average common shares outstanding	77,313	76,318	77,039	76,347

Earnings per share, basic	$0.15	$0.06	$0.50	$0.20

Diluted
Net income	$11,406	$4,536	$38,427	$14,936

Weighted-average effect of dilutive securities:
Stock options	3,694	1,924	3,439	1,808
RSUs	1,938	1,180	1,934	1,174

Effect of assumed exercise of stock options and RSUs	5,632	3,104	5,373	2,982

Weighted-average common shares outstanding, assuming dilution	82,945	79,422	82,412	79,329

Earnings per share, diluted	$0.14	$0.06	$0.47	$0.19

Outstanding stock options and RSUs excluded as impact would be anti-dilutive	237	315	276	404

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s international revenue is from clients based outside of the U.S. The Company derived its revenue from the following geographic areas:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017		2016		2017		2016
U.S.	$118,447	60%	$103,547	55%	$256,056	60%	$196,775	53%
Other Americas	12,086	6%	15,983	8%	21,577	5%	41,542	12%
U.K.	19,228	10%	31,336	17%	49,418	12%	55,691	15%
Other EMEA(1)	27,395	13%	22,391	12%	49,241	12%	43,658	12%
Asia Pacific	20,824	11%	15,739	8%	44,935	11%	30,188	8%

	$197,980	100%	$188,996	100%	$421,227	100%	$367,854	100%

(1)	Includes Europe, the Middle East and Africa, but excludes the United Kingdom.

Major Clients

No client accounted for 10% or more of the Company’s total revenue during the three and six months ended June 30, 2017 or 2016.

No client accounted for 10% or more of the Company’s total outstanding trade receivables as of June 30, 2017 or December 31, 2016.

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

Financial and Performance Metrics

To provide additional insight into how management evaluates our financial performance, we have used a number of performance metrics to supplement our selected financial metrics. These performance metrics are periodically revisited to reflect any changes in our business. Historically, Recurring Revenue and License and Cloud Backlog have been our primary performance metrics. However, due to the change in the revenue recognition patterns of term license arrangements as a result of the expected implementation of the new revenue accounting standard (ASC 606 “Revenue from Contracts with Customers”) in the first quarter of 2018, we have started tracking the performance measure Annualized Contract Value (“ACV”). The change in ACV measures the growth and predictability of future cash flows from committed term license, cloud, and maintenance arrangements as of the end of the particular reporting period. Additional information about our future adoption of the new revenue standard and its impact can be found in Note 2. “New Accounting Pronouncements” contained elsewhere in this Quarterly Report on Form 10-Q.

Selected Financial Metrics

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Change		Six Months Ended June 30,
	2017	2016			2017	2016	Change
Total revenue	197,980	188,996	8,984	5%	421,227	367,854	53,373	15%
Operating margin	1%	3%			8%	6%
Diluted earnings per share	0.14	0.06	0.08	133%	$0.47	$0.19	$0.28	147%
Cash flow provided by operating activities					85,769	11,569	74,200	641%

Recurring Revenue

A measure of the predictability and repeatability of our revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Recurring revenue:
Term license	30,782	18,864			84,492	73,196
Maintenance	59,590	55,161			118,555	108,136
Cloud	12,733	11,269			23,560	19,767

Total recurring revenue	103,105	85,294	$17,811	21%	226,607	201,099	$25,508	13%

Recurring revenue as a percent of total revenue	52%	45%			54%	55%

The increase in recurring revenue was primarily driven by increased term license revenue recognized from term backlog and a large term license renewal for which the first year of the term was prepaid and recognized as revenue in the three months ended June 30, 2017. The increase in term revenue would have been greater if not for a large term deal greater than $10 million for which the license fee for the full license term was recognized in the first quarter of 2016.

License and Cloud Backlog

A measure of the continued growth of our business as a result of future contractual commitments by our clients.

It is computed by adding deferred license and cloud revenue recorded on the balance sheet (See Note 9 “Deferred Revenue”) and client license and cloud contractual commitments, which are not recorded on our balance sheet because we have not yet invoiced our clients, nor have we recognized the associated revenues (See “Future Cash Receipts from Committed License and Cloud Arrangements” which can be found in “Liquidity and Capital Resources” contained elsewhere in this Quarterly Report on Form 10-Q for additional information). License and cloud backlog may vary in any given period depending on the amount and timing of when the arrangements are executed, as well as the mix between perpetual, term, and cloud license arrangements, which may depend on our clients’ deployment preferences.

	June 30,
(Dollars in thousands)	2017		2016		Change
Deferred license and cloud revenue on the balance sheet:
Term license and cloud	$25,104	45%	$19,021	37%	32%
Perpetual license	30,542	55%	32,834	63%	(7)%

Total deferred license and cloud revenue	55,646	100%	51,855	100%	7%

License and cloud contractual commitments not on the balance sheet:
Term license and cloud	422,414	91%	309,338	91%	37%
Perpetual license	39,949	9%	31,439	9%	27%

Total license and cloud commitments	462,363	100%	340,777	100%	36%

Total license (term and perpetual) and cloud backlog	$518,009		$392,632		32%

Total term license and cloud backlog	447,518	86%	328,359	84%	36%

Annualized Contract Value (“ACV” )

The change in ACV measures the growth and predictability of future cash flows from committed term license, cloud, and maintenance arrangements as of the end of the particular reporting period.

ACV is the sum of the following two components:

•	Term and Cloud contract value divided by the number of committed contract years

•	Quarterly Maintenance revenue reported for the three months ended multiplied by 4.

Critical accounting policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future given available information.

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Total revenue	$197,980	$188,996	$8,984	5%	$421,227	$367,854	$53,373	15%
Gross profit	$130,105	$128,896	$1,209	1%	$285,262	$251,244	$34,018	14%
Total operating expenses	$128,355	$122,536	$5,819	5%	$252,274	$230,759	$21,515	9%
Income from operations	$1,750	$6,360	$(4,610)	(72)%	$32,988	$20,485	$12,503	61%
Operating margin	1%	3%			8%	6%
Income before (benefit)/provision for income taxes	$1,560	$5,498	$(3,938)	(72)%	$33,360	$18,991	$14,369	76%

Revenue

Software license revenue

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2017		2016		Change		2017		2016		Change
Perpetual license	$30,255	50%	$51,807	73%	$(21,552)	(42)%	$68,935	45%	$65,820	47%	$3,115	5%
Term license	30,782	50%	18,864	27%	11,918	63%	84,492	55%	73,196	53%	11,296	15%

Total license revenue	$61,037	100%	$70,671	100%	$(9,634)	(14)%	$153,427	100%	$139,016	100%	$14,411	10%

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

The decrease in perpetual license revenue in the three months ended June 30, 2017 was primarily due to a lower percentage of perpetual arrangements executed and recognized in revenue in the current period and a decrease in the average value of perpetual arrangements executed. The increase in perpetual license revenue in the six months ended June 30, 2017 was primarily due to the higher value of perpetual arrangements executed and higher percentage of perpetual arrangements recognized in revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The increase in term license revenue in the three months ended June 30, 2017 was primarily due to an increase in revenue from term license backlog and a large term license renewal for which the first year of the term was prepaid and recognized as revenue in the three months ended June 30, 2017. The increase in term license revenue in the six months ended June 30, 2017 was primarily due to revenue from term license backlog and a term license renewal for which the first year of the term was prepaid and recognized as revenue in the three months ended June 30, 2017, partially offset by the effect of a large three year term license arrangement which was paid in advance and recognized in full in the three months ended March 31, 2016.

The aggregate value of future revenue expected to be recognized under all noncancellable perpetual licenses was $39.9 million as of June 30, 2017 compared to $31.4 million as of June 30, 2016. We expect to recognize $14.6 million of the $39.9 million as revenue during the remainder of 2017. The aggregate value of future revenue expected to be recognized under all noncancellable term and cloud licenses was $422.4 million as of June 30, 2017 compared to $309.3 million as of June 30, 2016. We expect to recognize $57.1 million of the $422.4 million as revenue during the remainder of 2017. See “Future Cash Receipts from Committed License and Cloud Arrangements” which can be found in “Liquidity and Capital Resources.”

Maintenance revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Maintenance	$59,590	$55,161	$4,429	8%	$118,555	$108,136	$10,419	10%

The increases were primarily due to the continued growth in the aggregate value of the installed base of our software and continued strong renewal rates significantly in excess of 90%.

Services revenue

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2017		2016		Change		2017		2016		Change
Consulting services	$62,660	81%	$50,258	79%	$12,402	25%	$121,912	82%	$97,434	81%	$24,478	25%
Cloud	12,733	16%	11,269	18%	1,464	13%	23,560	16%	19,767	16%	3,793	19%
Training	1,960	3%	1,637	3%	323	20%	3,773	2%	3,501	3%	272	8%

Total services	$77,353	100%	$63,164	100%	$14,189	22%	$149,245	100%	$120,702	100%	$28,543	24%

Consulting services revenue is primarily generated from new license implementations. Our consulting services revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners.

The increases in consulting services revenue were primarily due to higher billable hours during the three and six months ended June 30, 2017 driven by a large project which began in the second half of 2016.

Cloud revenue represents revenue from our Pega Cloud offerings. The increases in cloud revenue were primarily due to continued growth of our cloud client base.

Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Software license	$59,787	$69,359	$(9,572)	(14)%	$150,877	$136,683	$14,194	10%
Maintenance	52,579	48,846	3,733	8%	104,326	95,906	8,420	9%
Services	17,739	10,691	7,048	66%	30,059	18,655	11,404	61%

Total gross profit	$130,105	$128,896	$1,209	1%	$285,262	$251,244	$34,018	14%

Total gross profit %	66%	68%			68%	68%
Software license gross profit %	98%	98%			98%	98%
Maintenance gross profit %	88%	89%			88%	89%
Services gross profit %	23%	17%			20%	15%

The increase in total gross profit was primarily due to increased total revenue.

The increase in service gross profit percent was driven by a large project which began in the second half of 2016.

Operating expenses

Selling and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Selling and marketing	$75,887	$74,016	$1,871	3%	$147,175	$135,094	$12,081	9%
As a percent of total revenue	38%	39%			35%	37%
Selling and marketing headcount at June 30					916	855	61	7%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in the three and six months ended June 30, 2017 was primarily due to increases in compensation and benefits of $3 million and $10.7 million, respectively, driven by increased head count and equity compensation partially offset by decreases in brand marketing program expenses of approximately $2.2 million in both periods.

The increase in headcount reflects our efforts to increase our sales capacity to target new accounts in existing industries, as well as to expand coverage in new industries and geographies and to increase the number of our sales opportunities.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Research and development	$39,762	$35,574	$4,188	12%	$80,058	$70,494	$9,564	14%
As a percent of total revenue	20%	19%			19%	19%
Research and development headcount at June 30					1,455	1,374	81	6%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products, as well as enhancements and design changes to existing products and integration of acquired technologies.

The increases were due to higher compensation and benefits expense driven by increased head count and equity compensation.

General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
General and administrative	$12,706	$11,294	$1,412	13%	$25,041	$22,342	$2,699	12%
As a percent of total revenue	6%	6%			6%	6%
General and administrative headcount at June 30					401	378	23	6%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with finance, legal, corporate governance, and other administrative headcount. They also include accounting, legal, and other professional consulting and administrative fees. The general and administrative headcount includes employees in human resources, information technology, and corporate services departments whose costs are partially allocated to other operating expense areas.

The increase in the three and six months ended June 30, 2017 was primarily due to increases in compensation and benefits of $1.4 million and $3.5 million, respectively, caused by increased head count and equity compensation, partially offset in six months ended June 30, 2017 by a decrease of $1.5 million in legal fees.

Stock-based compensation

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Cost of revenues	$3,677	$2,914	$763	26%	$7,299	$5,594	$1,705	30%
Operating expenses	10,255	7,967	2,288	29%	19,141	14,222	4,919	35%

Total stock-based compensation before tax	$13,932	$10,881	$3,051	28%	$26,440	$19,816	$6,624	33%

Income tax benefit	$(4,287)	$(3,085)			$(8,102)	$(5,690)

The increases were primarily due to the increased value of our annual periodic equity awards granted in March 2016 and 2017. These awards generally have a five-year vesting schedule.

Amortization of intangibles

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Cost of revenue	$1,305	$1,638	$(333)	(20)%	$2,639	$2,984	$(345)	(12)%
Operating expenses	1,869	1,966	(97)	(5)%	3,735	3,585	150	4%

	$3,174	$3,604	$(430)	(12)%	$6,374	$6,569	$(195)	(3)%

The decrease in amortization of intangibles in the three and six months ended June 30, 2017 was due to the amortization in full of certain intangibles acquired through past acquisitions.

Non-operating income and expenses, net

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Foreign currency transaction (loss) gain	$(917)	$306	$(1,223)	(400)%	$(241)	$1,682	$(1,923)	(114)%
Interest income, net	161	188	$(27)	(14)%	326	478	(152)	(32)%
Other income (expense), net	566	(1,356)	$1,922	(142)%	287	(3,654)	3,941	(108)%

Non-operating (loss) income	$(190)	$(862)	$672	(78)%	$372	$(1,494)	$1,866	(125)%

In May 2017, we discontinued our forward contracts program, however, we will continue to evaluate periodically our foreign exchange exposures and may re-initiate this program if it is deemed necessary.

Historically, we have used foreign currency forward contracts (“forward contracts”) to hedge our exposure to fluctuations in foreign currency exchange rates associated with our foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by our U.S. parent company in currencies other than the U.S. dollar and by our U.K. subsidiary in currencies other than the British pound. These forward contracts were not designated as hedging instruments. As a result, we record the fair value of the outstanding contracts at the end of the reporting period in our consolidated balance sheet, with any fluctuations in the value of these contracts recognized in other income (expense), net. See Note 4 “Derivative Instruments” of this Quarterly Report on Form 10-Q for discussion of our use of forward contracts.

The total change in the fair value of our foreign currency forward contracts recorded in other income (expense), net, during the three months ended June 30, 2017 and 2016 was a gain of $0.6 million and loss of $1.4 million, respectively. The total change in the fair value of our foreign currency forward contracts recorded in other income (expense), net, during the six months ended June 30, 2017 and 2016 was a gain of $0.3 million and a loss of $3.7 million.

(Benefit)/provision for income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
(Benefit)/provision for income taxes	$(9,846)	$962	$(10,808)	(1,123)%	$(5,067)	$4,055	$(9,122)	(225)%
Effective income tax rate	(631)%	17%			(15)%	21%

The (benefit)/provision for income taxes represents current and future amounts for federal, state, and foreign taxes.

The decrease in the effective income tax rate in the three months ended June 30, 2017 is primarily due to the significant increase of $10.2 million in excess tax benefits generated by our stock compensation plans on significantly lower income before (benefit)/provision for income taxes, which decreased by $3.9 million.

The decrease in the effective income tax rate in the six months ended June 30, 2017 is primarily due to the significant increase of $15.7 million in excess tax benefits generated by our stock compensation plans, partially offset by higher income before (benefit)/provision for income taxes, which increased $14.4 million.

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

Liquidity and capital resources

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash provided by (used in):
Operating activities	$85,769	$11,569
Investing activities	(1,159)	(7,930)
Financing activities	(34,860)	(31,666)
Effect of exchange rate on cash	1,282	(738)

Net increase (decrease) in cash and cash equivalents	$51,032	$(28,765)

	June 30, 2017	December 31, 2016
Total cash, cash equivalents, and marketable securities	$180,040	$133,761

The increase in cash and cash equivalents during the six months ended June 30, 2017 was primarily due to the $74.2 million increase in cash provided by operating activities driven by the $42.1 million increase in cash provided by trade accounts receivable, largely due to the increase in cash collections and the timing of billings, and a $23.5 million increase in net income.

We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, our dividend payments, and our share repurchase program for at least the next 12 months.

We evaluate acquisition opportunities from time to time, which if pursued, could require use of our funds. On April 11, 2016, we acquired OpenSpan for $48.8 million in cash, net of cash acquired. As of June 30, 2017, $7.4 million of the cash consideration remained in escrow and will act as security for the indemnification obligations of the selling shareholders through October 2017. We paid $0.3 million during both the six months ended June 30, 2017 and 2016, representing additional cash consideration to the selling shareholders of one of the three companies acquired in 2014 based on the achievement of certain performance milestones.

As of June 30, 2017, approximately $56.9 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we could have to pay upon repatriation due to the complexity of the foreign tax credit calculations. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers during the six months ended June 30, 2017 were net income of $38.4 million and $53 million from trade accounts receivable, largely due to the increase in cash collections and the timing of billings.

The primary driver during the six months ended June 30, 2016 was net income of $14.9 million.

Future Cash Receipts from Committed License and Cloud Arrangements

As of June 30, 2017, none of the amounts shown in the table below had been billed and no revenue had been recognized. The timing of cash receipts may not coincide with the timing of future expected revenue recognition.

	June 30,2017
(in thousands)	Term and cloud contracts	Perpetual contracts (1)	Total
Remainder of 2017	$57,075	$14,561	$71,636
2018	141,523	18,739	160,262
2019	111,585	4,773	116,358
2020	74,300	1,521	75,821
2021	31,077	355	31,432
2022 and thereafter	6,854	—	6,854

Total	$422,414	$39,949	$462,363

(1)	These amounts are for perpetual licenses with extended payment terms and/or additional rights of use.

Total contractual future cash receipts due from our existing license and cloud arrangements were approximately $340.8 million as of June 30, 2016

.

Cash used in investing activities

During the six months ended June 30, 2017, we purchased $16.7 million of marketable debt securities and made investments of $5 million in property and equipment, partially offset by proceeds received from maturities of marketable debt securities (including called marketable debt securities) of $20.8 million.

During the six months ended June 30, 2016, we made investments of $11.5 million in internally developed software and leasehold improvements at our corporate headquarters in Cambridge, Massachusetts. We acquired OpenSpan for $48.8 million in cash, net of $1.8 million in cash acquired, which was funded through the sales of marketable debt securities of $52.5 million.

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

The following table is a summary of our repurchase activity under all of our repurchase programs:

	Six Months Ended June 30,
	2017		2016
(in thousands)	Shares	Amount	Shares	Amount
Authorization remaining, beginning of period		$39,385		$40,534
Authorizations		—		25,879
Repurchases paid	68	(2,986)	784	(19,005)
Repurchases unsettled	—	—	11	(297)

Authorization remaining, end of period		$36,399		$47,111

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vestings, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the six months ended June 30, 2017 and 2016, option and RSU holders net settled a total of 2 million shares and 1.1 million shares, respectively, of which only 1 million shares and 0.6 million shares, respectively, were issued to the option and RSU holders. The balance of the shares were surrendered to us to pay for the exercise price with respect to options and the applicable taxes for both options and RSUs. During the six months ended June 30, 2017 and 2016, instead of receiving cash from the equity holders, we withheld shares with a value of $27.9 million and $8.2 million, respectively, for withholding taxes, and $20.7 million and $5.8 million, respectively, for the exercise price of options.

Dividends

	Six Months Ended June 30,
(per share)	2017	2016
Dividends Declared	$0.06	$0.06
Dividends Paid	$0.06	$0.06

It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without notice.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates.

As of June 30, 2017, we did not have any forward contracts outstanding. See Note 4 “Derivative Instruments” of this Quarterly Report on Form 10-Q for further discussion.

Other than the item discussed above, there were no significant changes to our quantitative and qualitative disclosures about market risk during the first six months ended June 30, 2017. See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete discussion of our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2017. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the six months ended June 30, 2017 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of our common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (2) (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Share Repurchase Programs (2) (in thousands)
April 1, 2017 - April 30, 2017	28,350	$44.13	28,350	$36,636
May 1, 2017 - May 31, 2017	5,130	46.19	5,130	36,399
June 1, 2017 - June 30, 2017	—	—	—	36,399

Total	33,480	$44.44

1.	Shares withheld to cover the option exercise price and statutory tax withholding obligations under the net settlement provisions of the company’s stock compensation awards have been excluded from the above table.
2.

Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $195 million of our common stock. On May 30, 2017, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2018 (the “Current Program”). Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

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

Pegasystems Inc.

Date: August 9, 2017	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

PEGASYSTEMS INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1++	First Amendment to the Pegasystems Inc. 2004 Long-Term Incentive Plan (As Amended And Restated)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101	The following materials from Pegasystems Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

++	Management contracts and compensatory plan or arrangements