Form 10-Q
period 2017-09-30
PEGASYSTEMS INC
filed 2017-11-08
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

There were 77,859,958 shares of the Registrant’s common stock, $.01 par value per share, outstanding on October 27, 2017.

PEGASYSTEMS INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$130,568	$70,594
Marketable securities	63,812	63,167

Total cash, cash equivalents, and marketable securities	194,380	133,761
Trade accounts receivable, net of allowance of $6,189 and $4,126	191,161	265,028
Income taxes receivable	34,864	14,155
Other current assets	17,679	12,188

Total current assets	438,084	425,132
Property and equipment, net	39,849	38,281
Deferred income taxes	73,459	69,898
Long-term other assets	5,982	3,990
Intangible assets, net	34,755	44,191
Goodwill	72,941	73,164

Total assets	$665,070	$654,656

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,535	$14,414
Accrued expenses	39,681	36,751
Accrued compensation and related expenses	53,869	60,660
Deferred revenue	160,931	175,647

Total current liabilities	267,016	287,472
Income taxes payable	4,774	4,263
Long-term deferred revenue	6,130	10,989
Other long-term liabilities	15,449	16,043

Total liabilities	293,369	318,767

Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 200,000 shares authorized; 77,839 shares and 76,591 shares issued and outstanding	778	766
Additional paid-in capital	146,728	143,903
Retained earnings	227,953	198,315
Accumulated other comprehensive loss	(3,758)	(7,095)

Total stockholders’ equity	371,701	335,889

Total liabilities and stockholders’ equity	$665,070	$654,656

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Software license	$41,793	$68,833	$195,220	$207,849
Maintenance	62,204	55,038	180,759	163,174
Services	75,818	58,931	225,063	179,633

Total revenue	179,815	182,802	601,042	550,656

Cost of revenue:
Software license	1,276	1,313	3,826	3,646
Maintenance	6,716	6,659	20,945	18,889
Services	61,739	52,465	180,925	154,512

Total cost of revenue	69,731	60,437	205,696	177,047

Gross profit	110,084	122,365	395,346	373,609

Operating expenses:
Selling and marketing	70,209	67,032	217,384	202,126
Research and development	41,031	38,036	121,089	108,530
General and administrative	13,133	11,725	38,174	34,067
Acquisition-related	—	74	—	2,903

Total operating expenses	124,373	116,867	376,647	347,626

(Loss)/income from operations	(14,289)	5,498	18,699	25,983
Foreign currency transaction (loss)/gain	(552)	1,082	(793)	2,764
Interest income, net	144	172	470	650
Other income/(expense), net	—	(1,237)	287	(4,891)

(Loss)/income before (benefit)/provision for income taxes	(14,697)	5,515	18,663	24,506
(Benefit)/provision for income taxes	(12,885)	2,214	(17,952)	6,269

Net (loss)/income	$(1,812)	$3,301	$36,615	$18,237

(Loss)/earnings per share:
Basic	(0.03)	0.04	0.47	0.24
Diluted	(0.03)	0.04	0.44	0.23
Weighted-average number of common shares outstanding:
Basic	77,691	76,278	77,258	76,323
Diluted	77,691	79,548	82,717	79,401
Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss)/income	$(1,812)	$3,301	$36,615	$18,237
Other comprehensive income/(loss), net of tax
Unrealized gain/(loss) on available-for-sale marketable securities, net of tax	22	(174)	148	168
Foreign currency translation adjustments	549	(169)	3,189	(1,400)

Total other comprehensive income/(loss), net of tax	571	(343)	3,337	(1,232)

Comprehensive (loss)/income	$(1,241)	$2,958	$39,952	$17,005

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$36,615	$18,237
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	(2,607)	(2,841)
Depreciation and amortization	18,703	17,896
Stock-based compensation expense	39,929	30,634
Foreign currency transaction loss/(gain)	793	(2,764)
Other non-cash	(89)	153
Change in operating assets and liabilities:
Trade accounts receivable	80,580	3,940
Income taxes receivable and other current assets	(25,943)	(11,904)
Accounts payable and accrued expenses	(8,546)	(16,678)
Deferred revenue	(25,639)	(17,698)
Other long-term assets and liabilities	130	1,581

Cash provided by operating activities	113,926	20,556
Investing activities:
Purchases of marketable securities	(25,687)	(22,614)
Proceeds from maturities and called marketable securities	23,124	21,838
Sales of marketable securities	—	62,283
Payments for acquisitions, net of cash acquired	(297)	(49,113)
Investment in property and equipment	(9,106)	(15,253)

Cash used in investing activities	(11,966)	(2,859)
Financing activities:
Dividend payments to shareholders	(6,941)	(6,883)
Common stock repurchases for tax withholdings for net settlement of equity awards	(34,113)	(10,398)
Common stock repurchases under share repurchase programs	(2,986)	(25,750)

Cash used in financing activities	(44,040)	(43,031)
Effect of exchange rates on cash and cash equivalents	2,054	(1,309)

Net increase/(decrease) in cash and cash equivalents	59,974	(26,643)
Cash and cash equivalents, beginning of period	70,594	93,026

Cash and cash equivalents, end of period	$130,568	$66,383

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has made significant progress on quantifying the impact of its adoption and identifying necessary changes to our policies, processes, systems, and controls.

The Company expects the following impacts:

•	Currently, the Company recognizes revenue from term licenses and perpetual licenses with extended payment terms over the term of the agreement as payments become due or earlier if prepaid, provided all other criteria for revenue recognition have been met, and any corresponding maintenance over the term of the agreement. The adoption of ASC 606 will result in revenue for performance obligations being recognized as they are satisfied. Therefore, revenue from the term and perpetual license performance obligations with extended payment terms is recognized when control is transferred to the customer. Any unrecognized license revenue from these arrangements, included in deferred revenue at December 31, 2015, will not be recognized in revenue in future periods but as a cumulative adjustment to retained earnings. Further, term license revenue from new arrangements executed in 2016 and 2017 will be recognized in full in the year that control of the license is transferred to the customer instead of over the term of the agreement. Revenue from the maintenance performance obligations is expected to be recognized on a straight-line basis over the contractual term. Due to the revenue from term and perpetual licenses with extended payment terms being recognized prior to amounts being billed to the customer, the Company expects to recognize a net contract asset on the balance sheet.

•	Currently, the Company allocates revenue to licenses under the residual method when it has Vendor Specific Objective Evidence (“VSOE”) for the remaining undelivered elements, which allocates any future credits or significant discounts entirely to the license. The adoption of ASC 606 will result in future credits, significant discounts, and material rights under ASC 606, to be allocated to all performance obligations based upon their relative selling price. Under ASC 606, additional license revenue from the reallocation of such arrangement considerations will be recognized when control is transferred to the customer, which is generally upon delivery of the license.

•	Currently, the Company does not have VSOE for fixed price services, time and materials services in certain geographical areas, and unspecified future products, which results in revenue being deferred in such instances until such time as VSOE exists for all undelivered elements or recognized ratably over the longest performance period. The adoption of ASC 606 eliminates the requirement for VSOE and replaces it with the concept of a stand-alone selling price. Once the transaction price is allocated to each of the performance obligations, the Company can recognize revenue as the performance obligations are delivered, either at a point in time or over time. Under ASC 606, license revenue will be recognized when control is transferred to the customer, professional services revenue will be recognized over time based on input or output measures that reflect the Company’s performance on the contract. This will result in the acceleration of professional services revenue when compared to the current practice of ratable recognition for professional services when there is a lack of VSOE.

•	Sales commissions and other third party acquisition costs resulting directly from securing contracts with customers are currently expensed when incurred. ASC 606 will require these costs to be recognized as an asset when incurred and to be expensed over the associated contract term. As a practical expedient, if the term of the contract is one year or less, the Company will expense these costs as incurred. The Company expects this change to impact its multi-year cloud offerings and term and perpetual licenses with additional rights of use that extend beyond one year.

•	ASC 606 provides additional accounting guidance for contract modifications whereby changes must be accounted for either as a retrospective change (creating either a catch up or deferral of past revenues), prospectively with a reallocation of revenues amongst identified performance obligations, or prospectively as separate contracts which will not require any reallocation. This may result in a difference in the timing of the recognition of revenue as compared to how contract modifications are recognized currently.

•	There will be a corresponding effect on tax liabilities in relation to all of the above impacts.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. MARKETABLE SECURITIES

The Company’s marketable securities are as follows:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
Municipal bonds	$32,764	$12	$(17)	$32,759
Corporate bonds	31,079	12	(38)	31,053

	$63,843	$24	$(55)	$63,812

December 31, 2016
Municipal bonds	$36,746	$—	$(139)	$36,607
Corporate bonds	26,610	1	(51)	26,560

	$63,356	$1	$(190)	$63,167

As of September 30, 2017, the Company did not hold any investments with unrealized losses that are considered to be other-than-temporary.

As of September 30, 2017, remaining maturities of marketable debt securities ranged from October 2017 to September 2020, with a weighted-average remaining maturity of approximately 14 months.

4. DERIVATIVE INSTRUMENTS

In May 2017, the Company discontinued its forward contracts program; however, it will continue to evaluate periodically its foreign exchange exposures and may re-initiate this program if it is deemed necessary.

The Company has historically used foreign currency forward contracts (“forward contracts”) to hedge its exposure to fluctuations in foreign currency exchange rates associated with its foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held primarily by the U.S. parent company and its United Kingdom (“U.K.”) subsidiary.

At December 31, 2016, the total notional value of the Company’s outstanding forward contracts was $128.4 million.

The fair value of the Company’s outstanding forward contracts was as follows:

	December 31, 2016
(in thousands)	Recorded In:	Fair Value
Asset Derivatives
Foreign currency forward contracts	Other current assets	$628
Liability Derivatives
Foreign currency forward contracts	Accrued expenses	$883

As of September 30, 2017, the Company did not have any forward contracts outstanding.

The Company had forward contracts outstanding with total notional values as of September 30, 2016 as follows:

(in thousands)
Euro		€21,810
British pound		£5,919
Australian dollar	A$	19,515
United States dollar		$59,450

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income statement impact of the Company’s outstanding forward contracts and foreign currency transactions was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Gain (loss) from the change in the fair value of forward contracts included in other income (expense), net	$—	$(1,237)	$286	$(4,955)
Foreign currency transaction (loss) gain from the remeasurement of foreign currency assets and liabilities	(552)	1,082	(793)	2,764

	$(552)	$(155)	$(507)	$(2,191)

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy. The Company’s marketable securities classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company’s foreign currency forward contracts, which were all classified within Level 2 of the fair value hierarchy, are valued based on the notional amounts and rates under the contracts and observable market inputs such as currency exchange rates and credit risk. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Fair Value Measurements at Reporting Date Using		Total
(in thousands)	Level 1	Level 2
September 30, 2017
Fair Value Assets:
Money market funds	$655	$—	$655
Marketable securities:
Municipal bonds	$—	$32,759	32,759
Corporate bonds	—	31,053	31,053

	$—	$63,812	$63,812
December 31, 2016
Fair Value Assets:
Money market funds	$458	$—	$458
Marketable securities:
Municipal bonds	$—	$36,607	$36,607
Corporate bonds	—	26,560	26,560

	$—	$63,167	$63,167
Foreign currency forward contracts	—	628	628
Fair Value Liabilities:
Foreign currency forward contracts	$—	$883	$883

For certain other financial instruments, including accounts receivable and accounts payable, the carrying value approximates their fair value due to the relatively short maturity of these items.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, such as property and equipment and intangible assets, are recognized at fair value when they are impaired. During the nine months ended September 30, 2017 and 2016, the Company did not recognize any impairments of its assets recorded at fair value on a nonrecurring basis.

6. TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

(in thousands)	September 30, 2017	December 31, 2016
Trade accounts receivable	$164,530	$234,473
Unbilled trade accounts receivable	32,820	34,681

Total trade accounts receivable	197,350	269,154
Allowance for sales credit memos	(6,189)	(4,126)

	$191,161	$265,028

Unbilled trade accounts receivable primarily relate to services earned under time and materials arrangements and to license, maintenance, and cloud arrangements that have commenced or been delivered in excess of scheduled invoicing.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 as follows:

(in thousands)
Balance as of January 1,	$73,164
Purchase price adjustments to goodwill	(354)
Currency translation adjustments	131

Balance as of September 30,	$72,941

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives as follows:

(in thousands)	Range of Remaining Useful Lives	Cost	Accumulated Amortization	Net Book Value
September 30, 2017
Customer related intangibles	4-10 years	$63,158	$(43,205)	$19,953
Technology	7-10 years	58,942	(44,140)	14,802
Other intangibles	—	5,361	(5,361)	—

		$127,461	$(92,706)	$34,755

December 31, 2016
Customer related intangibles	4-10 years	$63,091	$(37,573)	$25,518
Technology	3-10 years	58,942	(40,269)	18,673
Other intangibles	—	5,361	(5,361)	—

		$127,394	$(83,203)	$44,191

Amortization expense of intangibles assets is reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$1,232	$1,642	$3,871	$4,626
Selling and marketing	1,873	1,867	5,608	5,274
General and administrative	—	90	—	268

	$3,105	$3,599	$9,479	$10,168

Future estimated amortization expense related to intangible assets as of September 30, 2017 is as follows:

(in thousands)
Remainder of 2017	$2,846
2018	11,347
2019	5,555
2020	2,659
2021	2,637
2022 and thereafter	9,711

$34,755

8. ACCRUED EXPENSES

(in thousands)	September 30, 2017	December 31, 2016
Outside professional services	$13,447	$10,204
Income and other taxes	5,947	10,422
Marketing and sales program expenses	4,679	3,707
Dividends payable	2,336	2,298
Employee related expenses	4,715	3,806
Other	8,557	6,314

	$39,681	$36,751

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. DEFERRED REVENUE

(in thousands)	September 30, 2017	December 31, 2016
Term license	$5,636	$15,843
Perpetual license	20,844	23,189
Maintenance	105,588	112,397
Cloud	18,805	13,604
Professional Services	10,058	10,614

Current deferred revenue	160,931	175,647
Perpetual license	4,085	7,909
Maintenance	828	1,802
Cloud	1,217	1,278

Long-term deferred revenue	6,130	10,989

	$167,061	$186,636

10. STOCK-BASED COMPENSATION

Stock-based compensation expense is reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of revenues	$3,613	$3,117	$10,913	$8,711
Selling and marketing	3,976	3,468	11,482	9,395
Research and development	3,420	2,260	10,306	7,480
General and administrative	2,480	1,983	7,228	4,706
Acquisition-related	—	(10)	—	342

Total stock-based compensation before tax	$13,489	$10,818	$39,929	$30,634

Income tax benefit	$(4,129)	$(3,227)	$(12,231)	$(8,917)

During the nine months ended September 30, 2017, the Company issued approximately 1,299,000 shares of common stock to its employees and 18,000 shares of common stock to its non-employee directors under the Company’s stock-based compensation plans.

During the nine months ended September 30, 2017, the Company granted approximately 1,052,000 restricted stock units (“RSUs”) and 1,520,000 non-qualified stock options to its employees with total fair values of approximately $47.5 million and $20.6 million, respectively. This includes approximately 175,000 RSUs which were granted in connection with the election by employees to receive 50% of their 2017 target incentive compensation under the Company’s Corporate Incentive Compensation Plan in the form of RSUs instead of cash. Stock-based compensation of approximately $7.7 million associated with this RSU grant will be recognized over a one-year period beginning on the grant date.

The Company recognizes stock based compensation on the accelerated recognition method, treating each vesting tranche as if it were an individual grant. As of September 30, 2017, the Company had approximately $56.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested RSUs and unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The calculation of the Company’s basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Basic
Net (loss)/income	$(1,812)	$3,301	$36,615	$18,237

Weighted-average common shares outstanding	77,691	76,278	77,258	76,323

(Loss)/earnings per share, basic	$(0.03)	$0.04	$0.47	$0.24

Diluted
Net (loss)/income	$(1,812)	$3,301	$36,615	$18,237

Weighted-average effect of dilutive securities:
Stock options	—	1,933	3,519	1,851
RSUs	—	1,337	1,940	1,227

Effect of assumed exercise of stock options and RSUs	—	3,270	5,459	3,078

Weighted-average common shares outstanding, assuming dilution	77,691	79,548	82,717	79,401

(Loss)/earnings per share, diluted	$(0.03)	$0.04	$0.44	$0.23

Outstanding stock options and RSUs excluded as impact would be anti-dilutive	7,232	296	219	368

In periods of loss, all equity awards are excluded, as the inclusion of any equity awards would be anti-dilutive.

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

The Company’s international revenue, based upon the clients’ location, is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017		2016		2017		2016
U.S.	$95,087	53%	$111,274	61%	$351,330	59%	$308,049	56%
Other Americas	8,722	5%	7,952	4%	30,243	5%	49,494	9%
U.K.	18,485	10%	21,490	12%	68,003	11%	77,181	14%
Other EMEA(1)	28,100	16%	23,656	13%	76,958	13%	67,314	12%
Asia Pacific	29,421	16%	18,430	10%	74,508	12%	48,618	9%

	$179,815	100%	$182,802	100%	$601,042	100%	$550,656	100%

(1)	Includes Europe, the Middle East and Africa, but excludes the United Kingdom.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Major Clients

Clients accounting for 10% or more of the Company’s total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Total revenue	$179,815	$182,802	$601,042	$550,656
Client A	10.6%	*	*	*

*	Client accounted for less than 10% of total revenue.

Clients accounting for 10% or more of the Company’s total trade accounts receivable were as follows:

(in thousands)	September 30, 2017	December 31, 2016
Total trade accounts receivable	197,350	269,154
Client A	12.4%	*

*	Client accounted for less than 10% of total trade account receivable

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends by the Company, and the timing of revenue recognition under license and cloud arrangements and are described more completely in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ materially from those expressed in such forward-looking statements include, among others, variation in demand for our products and services and the difficulty in predicting the completion of product acceptance and other factors affecting the timing of license revenue recognition; reliance on third party relationships; the potential loss of vendor specific objective evidence for our consulting services; the inherent risks associated with international operations and the continued uncertainties in international economies; the Company’s continued effort to market and sell both domestically and internationally; foreign currency exchange rates; the financial impact of any future acquisitions; the potential legal and financial liabilities and reputation damage due to cyber-attacks and security breaches; and management of the Company’s growth. These risks, and other factors that could cause actual results to differ materially from those expressed in such forward-looking statements, are described more completely in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as well as other filings we make with the Securities and Exchange Commission

We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur or to materially change.

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

Financial and Performance Metrics

Management evaluates our financial performance, based a number of select financial and performance metrics. The performance metrics are periodically reviewed and revised to reflect any changes in our business. Historically, Recurring Revenue and License and Cloud Backlog have been our primary performance metrics. However, due to the change in the revenue recognition patterns of term license arrangements as a result of the expected implementation of the new revenue accounting standard (See Note 2) in the first quarter of 2018, we have started tracking Annual Contract Value (“ACV”), a new performance measure.

Select Financial Metrics

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
Total revenue	$179,815	$182,802	(2,987)	(2)%	$601,042	$550,656	$50,386	9%
Operating margin	(8)%	3%			3%	5%
Diluted (loss)/earnings per share	$(0.03)	$0.04	$(0.07)	(175)%	$0.44	$0.23	$0.21	91%
Cash flow provided by operating activities					113,926	20,556	93,370	454%

Select Performance Metrics

Annual Contract Value (“ACV”)

The change in ACV measures the growth and predictability of future cash flows from committed term license, cloud, and maintenance arrangements as of the end of the particular reporting period.

ACV is the sum of the following two components:

•	Term and Cloud contract value divided by the number of committed contract years

•	Quarterly Maintenance revenue reported for the current three months ended period multiplied by 4.

	September 30,
(in thousands)	2017	2016	Change
Term License and Cloud ACV	$200,180	$163,408	$36,772	23%
Maintenance ACV	248,816	220,152	$28,664	13%

Term License, Cloud and Maintenance ACV	$448,996	$383,560	$65,436	17%

Recurring Revenue

A measure of the predictability and repeatability of our revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Recurring revenue
Term license	$21,678	$28,919	$(7,241)	(25)%	$106,170	$102,115	$4,055	4%
Maintenance	62,204	55,038	$7,166	13%	180,759	163,174	$17,585	11%
Cloud	13,354	10,873	$2,481	23%	36,914	30,640	$6,274	20%

Total recurring revenue	$97,236	$94,830	$2,406	3%	$323,843	$295,929	$27,914	9%

Recurring revenue as a percent of total revenue	54%	52%			54%	54%

License and Cloud Backlog

A measure of the continued growth of our business as a result of future contractual commitments by our clients.

License and Cloud Backlog is the sum of the following two components:

•	Deferred license and cloud revenue as recorded on the Company’s balance sheet. (See Note 9 “Deferred Revenue”)

•	License and cloud contractual commitments, which are not recorded on our balance sheet because we have not yet invoiced our clients, nor have we recognized the associated revenue. (See “Future Cash Receipts from Committed License and Cloud Arrangements” which can be found in “Liquidity and Capital Resources” contained elsewhere in this Quarterly Report on Form 10-Q for additional information)

License and cloud backlog may vary in any given period depending on the amount and timing of when the arrangements are executed, as well as the mix between perpetual, term, and cloud license arrangements, which may depend on our clients’ deployment preferences. A change in the mix may cause our revenues to vary materially from period to period. A higher proportion of term and cloud license arrangements executed will generally result in revenue being recognized over longer periods.

	September 30,				Change
(Dollars in thousands)	2017		2016
Deferred license and cloud revenue on the balance sheet
Term license and cloud	$25,658	51%	$19,627	42%	31%
Perpetual license	24,929	49%	27,653	58%	(10)%

Total deferred license and cloud revenue	50,587	100%	47,280	100%	7%

License and cloud contractual commitments not on the balance sheet
Term license and cloud	450,535	91%	352,804	94%	28%
Perpetual license	46,459	9%	23,483	6%	98%

Total license and cloud commitments	496,994	100%	376,287	100%	32%

Total license (term and perpetual) and cloud backlog	$547,581		$423,567		29%

Total term license and cloud backlog	476,193	87%	372,431	88%	28%

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

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Total revenue	$179,815	$182,802	$(2,987)	(2)%	$601,042	$550,656	$50,386	9%
Gross profit	$110,084	$122,365	$(12,281)	(10)%	$395,346	$373,609	$21,737	6%
Total operating expenses	$124,373	$116,867	$7,506	6%	$376,647	$347,626	$29,021	8%
(Loss)/income from operations	$(14,289)	$5,498	$(19,787)	(360)%	$18,699	$25,983	$(7,284)	(28)%
Operating margin	(8)%	3%			3%	5%
(Loss)/income before (benefit)/provision for income taxes	$(14,697)	$5,515	$(20,212)	(366)%	$18,663	$24,506	$(5,843)	(24)%

Revenue

Software license revenue

(Dollars in thousands)	Three Months Ended September 30,						Nine Months Ended September 30,
	2017		2016		Change		2017		2016		Change
Perpetual license	$20,115	48%	$39,914	58%	$(19,799)	(50)%	$89,050	46%	$105,734	51%	($16,684)	(16)%
Term license	21,678	52%	28,919	42%	(7,241)	(25)%	106,170	54%	102,115	49%	4,055	4%

Total license revenue	$41,793	100%	$68,833	100%	$(27,040)	(39)%	$195,220	100%	$207,849	100%	($12,629)	(6)%

The mix between perpetual and term license arrangements executed in a particular period varies based on clients’ deployment preferences. A change in the mix may cause our revenues to vary materially from period to period. A higher proportion of term license arrangements executed will generally result in license revenue being recognized over longer periods. Additionally, some of our perpetual license arrangements include extended payment terms or additional rights of use, which may also result in the recognition of revenue over longer periods.

The decrease in perpetual license revenue in the three months ended September 30, 2017 was primarily due to a decrease in the average value of perpetual arrangements executed and a lower percentage of perpetual arrangements executed and recognized in revenue in the current period. The decrease in perpetual license revenue in the nine months ended September 30, 2017 was primarily due to a lower percentage of perpetual arrangements executed and recognized in revenue.

The decrease in term license revenue in the three months ended September 30, 2017 was primarily due to a large term license renewal for which the second year of the term was recognized as revenue in the three months ended September 30, 2016. If the second year of this term license arrangement was not paid in advance in the three months ended September 30, 2016, term license revenue would have decreased 2%. The increase in term license revenue in the nine months ended September 30, 2017 was primarily due to broad based growth amongst new and existing customers offset by a large term license arrangement which was prepaid and recognized in revenue in the three months ended March 31, 2016. If this term license arrangement was not prepaid and recognized in revenue in the three months ended March 31, 2016 term license revenue would have increased 26%.

The aggregate value of future revenue expected to be recognized during the remainder of the year under existing noncancellable perpetual arrangements not reflected in deferred revenue was $13.3 million as of September 30, 2017 compared to $3.9 million as of September 30, 2016.

The aggregate value of future revenue expected to be recognized during the remainder of the year under existing noncancellable term and cloud arrangements not reflected in deferred revenue was $37.7 million as of September 30, 2017 compared to $26.7 million as of September 30, 2016. For additional information see “Future Cash Receipts from Committed License and Cloud Arrangements” which can be found in “Liquidity and Capital Resources.”

Maintenance revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Maintenance	$62,204	$55,038	$7,166	13%	$180,759	$163,174	$17,585	11%

The increases were primarily due to the continued growth in the aggregate value of the installed base of our software and strong renewal rates significantly in excess of 90%.

Services revenue

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in thousands)	2017		2016		Change		2017		2016		Change
Consulting services	$61,535	81%	$46,829	80%	$14,706	31%	$183,447	82%	$144,263	80%	$39,184	27%
Cloud	13,354	18%	10,873	18%	2,481	23%	36,914	16%	30,640	17%	6,274	20%
Training	929	1%	1,229	2%	(300)	(24)%	4,702	2%	4,730	3%	(28)	(1)%

Total services	$75,818	100%	$58,931	100%	$16,887	29%	$225,063	100%	$179,633	100%	$45,430	25%

Consulting services revenue is primarily generated from new license implementations. Our consulting services revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners.

The increases in consulting services revenue were primarily due to higher billable hours during the three and nine months ended September 30, 2017 driven by a large project which began in the second half of 2016.

Cloud revenue represents revenue from our Pega Cloud offerings. The increases in cloud revenue were primarily due to continued growth of our cloud client base.

Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Software license	$40,517	$67,520	$(27,003)	(40)%	$191,394	$204,203	$(12,809)	(6)%
Maintenance	55,488	48,379	7,109	15%	159,814	144,285	15,529	11%
Services	14,079	6,466	7,613	118%	44,138	25,121	19,017	76%

Total gross profit	$110,084	$122,365	$(12,281)	(10)%	$395,346	$373,609	$21,737	6%
Software license gross profit %	97%	98%			98%	98%
Maintenance gross profit %	89%	88%			88%	88%
Services gross profit %	19%	11%			20%	14%

Total gross profit %	61%	67%			66%	68%

The decrease in total gross profit in the three months ended September 30, 2017 was primarily due to a shift in the mix of license arrangements executed from perpetual to term licenses and an increase in lower margin services revenue.

The increase in total gross profit in the nine months ended September 30, 2017 was primarily due to increased total revenue.

The increases in service gross profit percent in the three and nine months ended September 30, 2017 was driven by a large project which began in the second half of 2016 and several additional large projects for which costs were recognized in 2016 but whose associated revenue was not recognized until after September 30, 2016.

Operating expenses

Selling and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Selling and marketing	$70,209	$67,032	$3,177	5%	$217,384	$202,126	$15,258	8%
As a percent of total revenue	39%	37%			36%	37%
Selling and marketing headcount, end of period					934	875	59	7%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of customer related intangibles.

The increase in the three months ended September 30, 2017 was primarily due to an increase in compensation and benefits of $1.8 million, driven by increased headcount and equity compensation, partially offset by a decrease in sales commissions associated with the lower value of new license arrangements executed during the three months ended September 30, 2017.

The increase in the nine months ended September 30, 2017 was primarily due to an increase in compensation and benefits of $12.7 million, respectively, driven by increased headcount and equity compensation, and an increase in employee travel and entertainment, partially offset by a decrease in brand marketing program expenses of $2.2 million.

The increase in headcount reflects our efforts to increase our sales capacity to target new accounts in existing industries, as well as to expand coverage in new industries and geographies and to increase the number of sales opportunities.

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Research and development	$41,031	$38,036	$2,995	8%	$121,089	$108,530	$12,559	12%
As a percent of total revenue	23%	21%			20%	20%
Research and Development headcount, end of period					1,474	1,437	37	3%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products, as well as enhancements and design changes to existing products and integration of acquired technologies.

The increases in the three and nine months ended September 30, 2017 were primarily due to increases in compensation and benefits of $2.9 million and $12.6 million, respectively, attributable to increased headcount and equity compensation.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
General and administrative	$13,133	$11,725	$1,408	12%	$38,174	$34,067	$4,107	12%
As a percent of total revenue	7%	6%			6%	6%
General and administrative headcount, end of period					407	371	36	10%

General and administrative expenses include compensation, benefits, and other headcount-related expenses associated with finance, legal, corporate governance, and other administrative headcount. They also include accounting, legal, and other professional consulting and administrative fees. The general and administrative headcount includes employees in human resources, information technology, and corporate services departments, whose costs are partially allocated to other operating expense areas.

The increases in the three and nine months ended September 30, 2017 were primarily due to increases in compensation and benefits of $0.4 million and $4 million, respectively, attributable to increased headcount and equity compensation. The increase in the nine months ended September 30, 2017 was partially offset by a decrease of $1.5 million in legal fees.

Stock-based compensation

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change		2017	2016	Change
Cost of revenues	$3,613	$3,117	$496	16%	$10,913	$8,711	$2,202	25%
Selling and marketing	3,976	3,468	508	15%	11,482	9,395	2,087	22%
Research and development	3,420	2,260	1,160	51%	10,306	7,480	2,826	38%
General and administrative	2,480	1,983	497	25%	7,228	4,706	2,522	54%
Acquisition-related	—	(10)	10	(100)%	—	342	(342)	(100)%

Total stock-based compensation before tax	$13,489	$10,818	$2,671	25%	$39,929	$30,634	$9,295	30%

Income tax benefit	$(4,129)	$(3,227)	$(902)	28%	$(12,231)	$(8,917)	$(3,314)	37%

The increases were primarily due to the increased value of our annual periodic equity awards granted in March 2016 and 2017. These awards generally have a five-year vesting schedule.

Amortization of intangibles

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Cost of revenue	$1,232	$1,642	$(410)	(25)%	$3,871	$4,626	$(755)	(16)%
Selling and marketing	1,873	1,867	6	—%	5,608	5,274	334	6%
General and administrative	—	90	(90)	(100)%	—	268	(268)	(100)%

	$3,105	$3,599	$(494)	(14)%	$9,479	$10,168	$(689)	(7)%

The decreases in amortization of intangibles in the three and nine months ended September 30, 2017 were due to the amortization in full of certain intangibles acquired through past acquisitions.

Non-operating (expense)/income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Foreign currency transaction (loss)/gain	$(552)	$1,082	$(1,634)	n/m	$(793)	$2,764	$(3,557)	n/m
Interest income, net	144	172	$(28)	(16)%	470	650	(180)	(28)%
Other (expense)/income, net	—	(1,237)	$1,237	(100)%	287	(4,891)	5,178	n/m

	$(408)	$17	$(425)	n/m	$(36)	$(1,477)	$1,441	(98)%

n/m - not meaningful

In May 2017, we discontinued our forward contracts program; however, we will continue to evaluate periodically our foreign exchange exposures and may re-initiate this program if it is deemed necessary.

Historically, we have used foreign currency forward contracts (“forward contracts”) to hedge our exposure to fluctuations in foreign currency exchange rates associated with our foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held primarily by the U.S. parent company and its United Kingdom (“U.K.”) subsidiary. See Note 4 “Derivative Instruments” of this Quarterly Report on Form 10-Q for additional information.

The total change in the fair value of our foreign currency forward contracts recorded in other income (expense), net, during the three months ended September 30, 2016 was a loss of $1.2 million. The total change in the fair value of our foreign currency forward contracts recorded in other (expense)/income, net, during the nine months ended September 30, 2017 and 2016 was a gain of $0.3 million and a loss of $5 million, respectively.

(Benefit)/provision for income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
(Benefit)/provision for income taxes	$(12,885)	$2,214	$(15,099)	n/m	$(17,952)	$6,269	$(24,221)	n/m
Effective income tax rate	88%	40%			(96)%	26%

n/m - not meaningful

The (benefit)/provision for income taxes represents current and future amounts for federal, state, and foreign taxes.

The increase in the effective income tax rate in the three months ended September 30, 2017 is primarily due to the significant increase of $3.5 million in excess tax benefits generated by our stock compensation plans on significantly lower income before (benefit)/provision for income taxes, which decreased by $20.2 million.

The decrease in the effective income tax rate in the nine months ended September 30, 2017 is primarily due to the significant increase of $19.1 million in excess tax benefits generated by our stock compensation plans, on significantly lower income before (benefit)/provision for income taxes, which decreased by $5.8 million.

The inclusion of excess tax benefits as a component of the provision for income taxes may increase volatility in the effective tax rates of future periods as the amount of excess tax benefits from share-based compensation awards varies depending on our future stock price in relation to the fair value of awards, the timing of RSU vesting and exercise behavior of our stock option holders, and the total value of future grants of share-based compensation awards.

Liquidity and capital resources

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash provided by (used in):
Operating activities	$113,926	$20,556
Investing activities	(11,966)	(2,859)
Financing activities	(44,040)	(43,031)
Effect of exchange rate on cash	2,054	(1,309)

Net increase/(decrease) in cash and cash equivalents	$59,974	$(26,643)

(in thousands)	September 30, 2017	December 31, 2016
Total cash, cash equivalents, and marketable securities	$194,380	$133,761

We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, our dividend payments, and our share repurchase program for at least the next 12 months.

As of September 30, 2017, approximately $61.1 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary to repatriate these funds, we may be required to pay U.S. tax, net of any applicable foreign tax credits, upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. taxes on such earnings are not provided. It is impractical to estimate the amount of U.S. tax we may be required to pay upon repatriation due to the complexity of the foreign tax credit calculations. There can be no assurance that changes in our plans or other events affecting our operations will not result in materially accelerated or unexpected expenditures.

Cash provided by operating activities

The primary drivers during the nine months ended September 30, 2017 were net income of $36.6 million and $80.6 million from trade accounts receivable, largely due to increased cash collections and the timing of billings.

The primary driver during the nine months ended September 30, 2016 was net income of $18.2 million.

Future Cash Receipts from Committed License and Cloud Arrangements

As of September 30, 2017, none of the amounts shown in the table below had been billed and no revenue had been recognized.

The below amounts for 2018 and subsequent periods may not be recognized in the periods shown below as a result of the adoption of the new revenue recognition standard (ASC 606). (See Note 2. New Accounting Pronouncements contained elsewhere in this Quarterly Report on Form 10-Q for additional information)

	September 30, 2017
(in thousands)	Term and cloud contracts	Perpetual contracts (1)	Total
Remainder of 2017	$37,723	$13,274	$50,997
2018	150,629	21,213	171,842
2019	125,165	10,033	135,198
2020	85,939	1,572	87,511
2021	38,203	367	38,570
2022 and thereafter	12,876	—	12,876

Total	$450,535	$46,459	$496,994

(1)	These amounts are for perpetual licenses with extended payment terms and/or additional rights of use.

Total contractual future cash receipts due from our existing license and cloud arrangements were approximately $376.3 million as of September 30, 2016.

Cash used in investing activities

During the nine months ended September 30, 2017, we purchased $25.7 million of marketable debt securities and made investments of $9.1 million in property and equipment, partially offset by proceeds received from maturities of marketable debt securities (including called marketable debt securities) of $23.1 million.

During the nine months ended September 30, 2016, we acquired OpenSpan for $48.8 million, net of cash acquired, and invested $15.3 million primarily in internally developed software and leasehold improvements at our corporate headquarters, partially offset by proceeds received from the sales of marketable debt securities of $62.3 million.

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

The following table is a summary of our repurchase activity:

	Nine Months Ended September 30,
	2017			2016
(in thousands)	Shares	Amount	Authorization Remaining Under Publicly Announced Share Repurchased Programs	Shares	Amount	Authorization Remaining Under Publicly Announced Share Repurchased Programs
Balance as of January 1,			$39,385			$40,534
Authorizations	—	—	—	—	—	25,879
Repurchase for net settlement of tax under stock-based compensation	682	(34,791)	—	414	(10,791)	—
Repurchases paid under authorized share repurchase program	68	(2,986)	(2,986)	1,028	(25,530)	(25,530)
Repurchases unsettled	—	—	—	6	(177)	(177)

Activity in Period	750	$(37,777)	$(2,986)	1,448	$(36,498)	$172

Balance as of September 30,			$36,399			$40,706

In addition to the share repurchases made under our repurchase programs, we net settled the majority of our employee stock option exercises and RSU vestings, which resulted in the withholding of shares to cover the option exercise price and the minimum statutory tax withholding obligations.

During the nine months ended September 30, 2017 and 2016, option and RSU holders net settled a total of 2.4 million shares and 1.6 million shares, respectively, of which only 1.3 million shares and 0.8 million shares, respectively, were issued to the option and RSU holders. The balance of the shares were surrendered to us to pay for the exercise price with respect to options and the applicable taxes for both options and RSUs. During the nine months ended September 30, 2017 and 2016, instead of receiving cash from the equity holders, we withheld shares with a value of $23.7 million and $10.1 million, respectively, for the exercise price of options.

Dividends

	Nine Months Ended September 30,
(per share)	2017	2016
Dividends Declared	$0.09	$0.09
Dividends Paid	$0.09	$0.09

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

As of September 30, 2017, we did not have any forward contracts outstanding. See Note 4 “Derivative Instruments” of this Quarterly Report on Form 10-Q for further discussion.

Other than the item discussed above, there were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months ended September 30, 2017. See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete discussion of our market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2017. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the nine months ended September 30, 2017 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of our common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (1) (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs (1) (in thousands)
July 1, 2017 - July 31, 2017	12	$58.54	—	$36,399
August 1, 2017 - August 31, 2017	55	56.16	—	36,399
September 1, 2017 - September 30, 2017	108	56.56	—	36,399

Total	175	$56.57

1.	Shares withheld to cover the option exercise price and statutory tax withholding obligations under the net settlement provisions of the company’s stock compensation awards have been included in the above table.

2.	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $195 million of our common stock. On May 30, 2017, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2018 (the “Current Program”). Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All share repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

ITEM 6.	EXHIBITS

The following exhibits are filed or furnished, as the case may be, as part of this report.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

++	Management contracts and compensatory plan or arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Date:	November 8, 2017	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)