Form 10-Q
period 2018-03-31
PEGASYSTEMS INC
filed 2018-05-10
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  ☒        No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 78,575,803 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on May 1, 2018.

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2018	December 31, 2017
		As Adjusted(1)
Assets
Current assets:
Cash and cash equivalents	$165,790	$162,279
Marketable securities	89,047	61,469

Total cash, cash equivalents, and marketable securities	254,837	223,748
Accounts receivable	164,981	222,735
Unbilled receivables	153,657	158,898
Other current assets	50,692	41,135

Total current assets	624,167	646,516
Long-term unbilled receivables	180,077	160,708
Goodwill	73,017	72,952
Other long-term assets	128,694	131,391

Total assets	$1,005,955	$1,011,567

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,175	$17,370
Accrued expenses	48,278	45,508
Accrued compensation and related expenses	44,093	66,040
Deferred revenue	175,586	166,297

Total current liabilities	280,132	295,215
Deferred income tax liabilities	39,932	38,463
Other long-term liabilities	23,768	23,652

Total liabilities	343,832	357,330
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 200,000 shares authorized; 78,546 shares and 78,081 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	785	781
Additional paid-in capital	145,962	152,097
Retained earnings	517,893	508,051
Accumulated other comprehensive loss	(2,517)	(6,692)

Total stockholders’ equity	662,123	654,237

Total liabilities and stockholders’ equity	$1,005,955	$1,011,567

(1)	The Company adopted the new revenue recognition standard (“ASC 606”) on January 1, 2018 and has adjusted prior periods to conform. See Note 2. “New Accounting Pronouncements” for additional information.

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
		As Adjusted(1)
Revenue
Software license	$87,773	$127,008
Maintenance	64,525	58,713
Services	82,884	70,588

Total revenue	235,182	256,309

Cost of revenue
Software license	1,255	1,300
Maintenance	6,082	7,218
Services	68,277	59,572

Total cost of revenue	75,614	68,090

Gross profit	159,568	188,219

Operating expenses
Selling and marketing	88,383	69,681
Research and development	46,785	40,296
General and administrative	16,464	12,335

Total operating expenses	151,632	122,312

Income from operations	7,936	65,907

Foreign currency transaction (loss)/gain	(1,085)	745
Interest income, net	764	205
Other income/(expense), net	363	(279)

Income before (benefit)/provision for income taxes	7,978	66,578
(Benefit)/provision for income taxes	(4,222)	13,615

Net income	$12,200	$52,963

Earnings per share
Basic	$0.16	$0.69
Diluted	$0.15	$0.65
Weighted-average number of common shares outstanding
Basic	78,236	76,761
Diluted	83,102	81,875
Cash dividends declared per share	$0.03	$0.03

(1)	The Company adopted ASC 606 on January 1, 2018 and has adjusted prior periods to conform. See Note 2. “New Accounting Pronouncements” for additional information.

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2018	2017
		As Adjusted(1)
Net income	$12,200	$52,963
Other comprehensive income, net of tax
Unrealized (loss)/gain on available-for-sale marketable securities, net of tax	(188)	127
Foreign currency translation adjustments	4,363	2,229

Total other comprehensive income, net of tax	4,175	2,356

Comprehensive income	$16,375	$55,319

(1)	The Company adopted ASC 606 on January 1, 2018 and has adjusted prior periods to conform. See Note 2. “New Accounting Pronouncements” for additional information.

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2018	2017
		As Adjusted(1)
Operating activities:
Net income	$12,200	$52,963
Adjustments to reconcile net income to cash provided by operating activities:
Change in operating assets and liabilities, net	19,591	(47,555)
Stock-based compensation expense	15,109	12,508
Depreciation and amortization of intangible assets	6,145	6,088
Other non-cash	2,610	8,440

Cash provided by operating activities	55,655	32,444
Investing activities:
Purchases of investments	(35,204)	(3,322)
Proceeds from maturities and called investments	5,995	2,300
Other	(2,069)	(2,705)

Cash used in investing activities	(31,278)	(3,727)
Financing activities:
Dividend payments to shareholders	(2,344)	(2,298)
Common stock repurchases	(20,708)	(13,696)

Cash used in financing activities	(23,052)	(15,994)
Effect of exchange rates on cash and cash equivalents	2,186	521

Net increase in cash and cash equivalents	3,511	13,244
Cash and cash equivalents, beginning of period	162,279	70,594

Cash and cash equivalents, end of period	$165,790	$83,838

(1)	The Company adopted ASC 606 on January 1, 2018 and has adjusted prior periods to conform. See Note 2. “New Accounting Pronouncements” for additional information.

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the full retrospective method which required each prior reporting period presented to be adjusted to reflect the application of this ASU. See Note 2. “New Accounting Pronouncements” for additional information.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.

The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2018.

2. NEW ACCOUNTING PRONOUNCEMENTS

Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including accounts receivable, upon initial recognition of that financial asset using a forward-looking expected loss model, rather than an incurred loss model for credit losses. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the amortized cost of the asset, removing the concept of “other-than-temporary” impairments. The effective date for the Company will be January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.

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

ASC 606 and ASC 340-40

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The Company adopted ASC 606 and ASC 340-40 on January 1, 2018 using the full retrospective method, which required the Company to retrospectively adjust the prior periods presented.

The most significant impacts of adopting ASC 606 and ASC 340-40 were as follows:

•	Perpetual licenses with extended payment terms and term licenses - Revenue from perpetual license with extended payment terms and term license is now recognized when control is transferred to the client, the point in time when the client can use and benefit from the license. Previously the Company recognized revenue over the term of the agreements as payments became due or earlier if prepaid. Any unrecognized license revenue from these arrangements is recognized in the period that control transfers, as either a cumulative adjustment to retained earnings as of December 31, 2015 or as revenue in periods thereafter. Unbilled receivables in the Company’s unaudited condensed consolidated balance sheets increased significantly due to the revenue from perpetual license with extended payment terms and term license being recognized prior to amounts billed, or prepaid by, clients.

•	Allocation of future credits and significant discounts - The perpetual or term licenses delivered are a separate performance obligation which now requires us to allocate any future credits and discounts to the performance obligations in the arrangement based upon their relative stand-alone selling prices.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Deferred contract costs - Sales incentive programs and other incremental and recoverable costs to obtain a contract were previously expensed when incurred. ASC 340-40 requires these costs to be recognized as an asset when incurred and to be expensed over the period of expected benefit, which is on average five years. This change primarily impacts the Company’s contracts related to multi-year cloud offerings, maintenance on term and perpetual licenses, and those long-term term and perpetual licenses with client usage rights that increase over time.

•	Taxes - The corresponding effect on tax balances in relation to all of the above impacts has also been recognized.

For additional information on the Company’s accounting policies as a result of the adoption of ASC 606 and ASC 340-40 see Note 4. “Receivables, Contract Assets, and Deferred Revenue”, Note 5. “Deferred Contract Costs”, and Note 9. “Revenue”.

The impact of the adoption ASC 606 and ASC 340-40 on the Company’s unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations is:

	December 31, 2017
(in thousands)	Previously reported	Adjustments	As adjusted
Accounts receivable and unbilled receivables	$248,331	$133,302	$381,633
Contract assets	—	914	914
Long-term unbilled receivables	—	160,708	160,708
Deferred income taxes	57,127	(42,887)	14,240
Deferred contract costs	—	37,924	37,924
Other assets(1)	416,148	—	416,148

Total Assets	721,606	289,961	1,011,567

Deferred revenue	195,073	(28,776)	166,297
Long-term deferred revenue	6,591	(2,885)	3,706
Deferred income tax liabilities	—	38,463	38,463
Other liabilities(2)	148,864	—	148,864

Total liabilities	350,528	6,802	357,330
Foreign currency translation adjustments	(3,494)	(2,966)	(6,460)
Retained earnings	221,926	286,125	508,051
Other equity(3)	152,646	—	152,646

Total stockholders’ equity	371,078	283,159	654,237

Total liabilities and stockholders’ equity	$721,606	$289,961	$1,011,567

(1)	Includes cash and cash equivalents, marketable securities, income taxes receivable, other current assets, property and equipment, intangible assets, goodwill, and other long-term assets (as reflected in the consolidated balance sheets in the Annual Report on Form 10-K for the year ended December 31, 2017).
(2)	Includes accounts payable, accrued expenses, accrued compensation and related expenses, income taxes payable, and other long-term liabilities (as reflected in the consolidated balance sheets in the Annual Report on Form 10-K for the year ended December 31, 2017).
(3)	Includes common stock, additional paid-in capital, and net unrealized loss on available-for-sale marketable securities (as reflected in the consolidated balance sheets in the Annual Report on Form 10-K for the year ended December 31, 2017).

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	March 31, 2017
(in thousands, except per share amounts)	Previously reported	Adjustments	As adjusted
Revenue:
Software license	$92,390	$34,618	$127,008
Maintenance	58,965	(252)	58,713
Services	71,892	(1,304)	70,588

Total revenue	223,247	33,062	256,309

Cost of revenue:
Software license	1,300	—	1,300
Maintenance	7,218	—	7,218
Services	59,572	—	59,572

Total cost of revenue	68,090	—	68,090

Gross profit	155,157	33,062	188,219

Operating expenses:
Selling and marketing	71,288	(1,607)	69,681
Research and development	40,296	—	40,296
General and administrative	12,335	—	12,335

Total operating expenses	123,919	(1,607)	122,312

Income from operations	31,238	34,669	65,907

Foreign currency transaction gain	676	69	745
Interest income, net	165	40	205
Other expense, net	(279)	—	(279)

Income before provision for income taxes	31,800	34,778	66,578
Provision for income taxes	4,779	8,836	13,615

Net income	$27,021	$25,942	$52,963

Earnings per share:
Basic	$0.35		$0.69

Diluted	$0.33		$0.65

Weighted-average number of common shares outstanding:
Basic	76,761		76,761
Diluted	81,875		81,875

Adoption of ASC 606 had no impact on total cash from or used in operating, financing, or investing activities in the Company’s unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2017.

3. MARKETABLE SECURITIES

	March 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$50,782	$—	$(191)	$50,591
Corporate bonds	38,761	1	(306)	38,456

	$89,543	$1	$(497)	$89,047

	December 31, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$32,996	$—	$(148)	$32,848
Corporate bonds	28,757	1	(137)	28,621

	$61,753	$1	$(285)	$61,469

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2018, the Company did not hold any investments with unrealized losses that are considered to be other-than-temporary.

As of March 31, 2018, remaining maturities of marketable securities ranged from May 2018 to February 2021, with a weighted-average remaining maturity of approximately 1.4 years.

4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE

Receivables

(in thousands)	March 31, 2018	December 31, 2017
Accounts receivable	$164,981	$222,735
Unbilled receivables	153,657	158,898
Long-term unbilled receivables	180,077	160,708

Total receivables	$498,715	$542,341

Unbilled receivables is the amount due from clients where the only condition on the right of payment is the passage of time. The Company regularly reassesses receivables for collectability. As of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was not material.

Long-term unbilled receivables are expected to be billed as follows:

(in thousands)	March 31, 2018
2019	$82,518
2020	58,433
2021	31,129
2022 and thereafter	7,997

$180,077

Contract assets and deferred revenue

(in thousands)	March 31, 2018	December 31, 2017
Contract assets(1)	$788	$914
Deferred revenue	175,586	166,297
Long-term deferred revenue(2)	$3,277	$3,706

  (1) Included in other current assets in the unaudited condensed consolidated balance sheets.

  (2) Included in other long-term liabilities in the unaudited condensed consolidated balance sheets.

Contract assets and deferred revenue are presented net at the contract level for each reporting period. Contract assets are unbilled amounts resulting from client contracts where revenue recognized exceeds the amount billed to the client and the right to payment is subject to conditions other than the passage of time, such as the completion of a related performance obligation. Deferred revenue consists of billings and payments received in advance of revenue recognition.

The change in deferred revenue in the three months ended March 31, 2018, excluding the impact of the netting of contract assets and deferred revenue, was primarily due to new billings in advance of revenue recognition and $101.6 million of revenue recognized that was included in deferred revenue at December 31, 2017.

Major clients

No client represented 10% or more of the Company’s total receivables as of March 31, 2018 or December 31, 2017.

5. DEFERRED CONTRACT COSTS

Sales incentives paid by the Company are considered incremental and recoverable costs of obtaining a contract with a client. These costs are deferred, as a long-term asset, and then amortized using the straight-line method over the period of benefit which is on average five years. The Company determined the period of benefit by taking into consideration client contracts, the Company’s technology, and other factors. The Company utilizes a practical expedient available under ASC 606 to expense costs to obtain a contract as incurred when the original

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

amortization period is one year or less. During the three months ended March 31, 2018 and 2017, impairment of deferred contract costs was not material.

(in thousands)	March 31, 2018	December 31, 2017
Deferred contract costs(1)	$ 39,781	$ 37,924
(1) Included in other long-term assets in the unaudited condensed consolidated balance sheets. Amortization of deferred contract costs was as follows:
	Three Months Ended March 31,
(in thousands)	2018	2017
Amortization of deferred contract costs(1)	$3,789	$2,594

      (1) Included in selling and marketing expenses in the unaudited condensed consolidated statement of operations.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill were as follows:

(in thousands)	Three Months Ended March 31,
2018
Balance as of January 1,	$72,952
Purchase price adjustments to goodwill	—
Currency translation adjustments	65

Balance as of March 31,	$73,017

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives as follows:

		March 31, 2018
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value(1)
Client-related intangibles	9-10 years	$ 63,197	$ (46,456)	$ 16,741
Technology	7-10 years	58,942	(46,603)	12,339
Other intangibles	—	5,361	(5,361)	—

		$ 127,500	$ (98,420)	$ 29,080

(1) Included in other long-term assets in the unaudited condensed consolidated balance sheet.

		December 31, 2017
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value(1)
Client-related intangibles	9-10 years	$ 63,164	$ (44,835)	$ 18,329
Technology	7-10 years	58,942	(45,372)	13,570
Other intangibles	—	5,361	(5,361)	—

		$ 127,467	$ (95,568)	$ 31,899

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	Included in other long-term assets in the unaudited condensed consolidated balance sheets.

Amortization of intangibles assets is reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Cost of revenue	$1,232	$1,334
Selling and marketing	1,605	1,866

	$2,837	$3,200

7. ACCRUED EXPENSES

(in thousands)	March 31, 2018	December 31, 2017
Outside professional services	$15,152	$14,468
Income and other taxes	7,272	7,420
Marketing and sales program expenses	8,724	6,444
Dividends payable	2,358	2,344
Employee-related expenses	5,091	4,065
Other	9,681	10,767

	$48,278	$45,508

8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company records its cash equivalents, marketable securities, and investments in privately-held companies at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability.

As a basis for classifying the fair value measurements, a three-tier fair value hierarchy, which classifies the fair value measurements based on the inputs used in measuring fair value, was established as follows:

•	Level 1 - observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 - significant other inputs that are observable either directly or indirectly; and

•	Level 3 - significant unobservable inputs on which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s cash equivalents are composed of money market funds and time deposits which are classified as Level 1 and Level 2, respectively, in the fair value hierarchy. The Company’s marketable securities, which are classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company’s investments in privately-held companies are classified within Level 3 of the fair value hierarchy and are valued using model-based techniques, including option pricing models and discounted cash flow models.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between levels during the three months ended March 31, 2018.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents	$130	$30,072	$—	$30,202
Marketable securities:
Municipal bonds	$—	$50,591	$—	$50,591
Corporate bonds	—	38,456	—	38,456

Total marketable securities	$—	$89,047	$—	$89,047
Investments in privately-held companies(1)	$—	$—	$2,060	$2,060
(1) Included in other long-term assets in the unaudited condensed consolidated balance sheets.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,720	$40,051	$—	$42,771
Marketable securities:
Municipal bonds	$—	$32,848	$—	$32,848
Corporate bonds	—	28,621	—	28,621

Total marketable securities	$—	$61,469	$—	$61,469
Investments in privately-held companies(1)	$—	$—	$1,030	$1,030
(1) Included in other long-term assets in the unaudited condensed consolidated balance sheets.

For certain other financial instruments, including accounts receivable and accounts payable, the carrying value approximates their fair value due to the relatively short maturity of these items.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, including property and equipment and intangible assets, are recognized at fair value when they are impaired. During the three months ended March 31, 2018 and 2017, the Company did not recognize any impairments of its assets recorded at fair value on a nonrecurring basis.

9. REVENUE

Revenue policy

The Company’s revenue is derived from sales of software licenses, maintenance fees related to the Company’s software licenses, and services.

•	License revenue is primarily derived from sales of the Company’s software applications and Pega Platform.

•	Maintenance revenue includes revenue from client support including software upgrades, on a when and-if available basis, telephone support, and bug fixes or patches.

•	Cloud revenue is derived from sales of the Company’s hosted Pega Platform and software application environments.

•	Consulting revenue is primarily related to new license implementations.

Contracts with multiple performance obligations

The Company’s license and cloud arrangements often contain multiple performance obligations, including maintenance, consulting, and training. For contracts with multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. If the transaction price contains discounts or expects to provide a future price concession, these elements are considered when determining the transaction price prior to allocation. Variable fees within the transaction price will be estimated and recognized in revenue as the Company satisfies its performance obligations to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable fee is resolved. If the contract grants the client the option to acquire additional products or services, the Company assesses whether or not any discount on the products and services is in excess of levels normally available to similar clients and, if so, accounts for that discount as an additional performance obligation.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Software licenses

The Company has concluded that its software licenses are distinct performance obligations as the client can benefit from the software on its own. Software license revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, and technical support. The Company’s license arrangements generally contain multiple performance obligations, including consulting, training, and maintenance. Stand-alone selling price for software licenses is determined using the residual approach. The Company utilizes the residual approach as license performance obligations are sold for a broad range of amounts (the selling price is highly variable) and a stand-alone selling price is not discernible from past transactions or other observable evidence. Periodically, the Company evaluates whether the residual approach is appropriate for its license and cloud performance obligations when sold with other performance obligations. As a result, if the standalone selling price analysis illustrates that the license and cloud performance obligations are no longer highly variable, the Company will utilize the relative allocation method for such arrangements.

Term license fees are usually payable in advance on a monthly, quarterly, or annual basis over the term of the license agreement, which is typically three to five years and may be renewed for additional terms at the client’s option. Perpetual license fees are usually payable when the contract is executed. The Company recognizes software license revenue when control is transferred, and the corresponding difference between the amount invoiced and recognized as revenue is recorded as unbilled receivables, as the payment of consideration is subject only to the passage of time.

Maintenance

Maintenance revenue includes revenue from client support and related professional services. Client support includes software upgrades on a when and-if available basis, telephone support, and bug fixes or patches. Maintenance is priced as a percentage of the selling price of the related software license, which is highly variable. The Company determined the standalone selling price of maintenance based on this pricing relationship, which has remained constant within a narrow range, and observable data from standalone sales of maintenance, along with all other observable data.

The Company has identified two separate distinct performance obligations of maintenance:

1.	software upgrades and updates; and

2.	technical support.

These performance obligations are distinct within the contract and, although they are not sold separately, the components are not essential to the functionality of the other components. Each of the performance obligations included in maintenance revenue is a stand-alone obligation that is recognized over the passage of the contractual term, which is typically one year. Maintenance fees are usually payable in advance on a monthly, quarterly, or annual basis over the term of the agreement.

Services

The Company’s services revenue is comprised of consulting and training, including software license implementations, training, reimbursable expenses, and cloud which is derived from sales of the Company’s hosted Pega Platform and software application environments. The Company has concluded that most services are distinct performance obligations. Consulting may be provided on a stand-alone basis or bundled with license and software maintenance services.

The stand-alone selling price for consulting in time and materials contracts is determined by observable prices in similar transactions without multiple performance obligations and recognized as revenue as the services are performed. Fees for time and materials consulting contracts are usually payable shortly after the service is provided.

The Company estimates the stand-alone selling price for fixed price services based on the estimated hours versus actual hours in similar geographies and for similar contract sizes. Revenue for fixed price services is recognized over time as the services are provided. Fees for fixed price services consulting contracts are usually payable as contract milestones are achieved.

The stand-alone selling price of cloud sales of production environments is determined based on the residual approach when sold with services and is recognized over the term of the service. The Company utilizes the residual approach as cloud performance obligations are sold for a broad range of amounts (the selling price is highly variable) and a stand-alone selling price is not discernible from past transactions or other observable evidence. The stand-alone selling price for cloud sales of development and testing environments is developed using observable prices in similar transactions without multiple performance obligations and is recognized over time over the term of the service. Cloud fees are usually payable in advance on a monthly, quarterly, or annual basis over the term of the service.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract modifications

The Company sometimes enters into amendments to previously executed contracts which constitute contract modifications. The Company assesses each of these contract modifications to determine:

1.	If the additional products and services are distinct from the products and services in the original arrangement, and

2.	If the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services.

A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either:

1.	a prospective basis as a termination of the existing contract and the creation of a new contract; or

2.	a cumulative catch-up basis.

Geographic revenue

	Three Months Ended March 31,
(in thousands)	2018		2017
U.S.	$113,985	48%	$169,662	67%
Other Americas	17,715	8%	10,406	4%
United Kingdom	26,094	11%	26,342	10%
Europe, Middle East, and Africa excluding the United Kingdom	31,826	14%	24,211	9%
Asia-Pacific	45,562	19%	25,688	10%

Total Revenue	$235,182	100%	$256,309	100%

Major products and services

	Three Months Ended March 31,
(in thousands)	2018	2017
Perpetual license	$23,078	$37,899
Term license	64,695	89,109

Performance obligations transferred at a point in time	87,773	127,008
Maintenance	64,525	58,713
Cloud	15,582	10,402
Consulting and training	67,302	60,186

Performance obligations transferred over time	147,409	129,301

Total Revenue	$235,182	$256,309

During the three months ended March 31, 2018 and 2017, there were no material changes in the Company’s estimate of variable fees. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Transaction price allocated to remaining performance obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized. Transaction price on remaining performance obligations was $291 million as of March 31, 2018, of which the Company expects to recognize $198.3 million prior to January 1, 2020. These amounts do not include contracts that have an original expected duration of one year or less. For reporting periods ending prior to January 1, 2018, the date of initial adoption of ASC 606, the Company has elected the practical expedient and not compiled and disclosed the amount of the transaction price allocated to the remaining performance obligations.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Major clients

Clients accounting for 10% or more of the Company’s total revenue were as follows:

	Three Months Ended March 31,
(in thousands)	2018		2017

Total revenue	$ 235,182	$	256,309
Client A	*		14%
Client B	*		11%

  *Client accounted for less than 10% of total revenue.

10. STOCK-BASED COMPENSATION

Expense

	Three Months Ended March 31,
(in thousands)	2018	2017
Cost of revenues	$3,701	$3,622
Selling and marketing	4,658	3,405
Research and development	3,637	3,312
General and administrative	3,113	2,169

	$15,109	$12,508

Income tax benefit	$(3,141)	$(3,815)

The Company recognizes stock-based compensation on the accelerated recognition method, treating each vesting tranche as if it were an individual grant. As of March 31, 2018, the Company had, net of estimated forfeitures, $92.5 million of unrecognized stock-based compensation expense, related to all unvested restricted stock units (“RSUs”) and stock options, which was expected to be recognized over a weighted-average period of 2.3 years.

Grants

The Company granted the following stock-based compensation awards:

	Three Months Ended March 31,
(in thousands)	Shares	Total Fair Value
RSUs(1)	858	$49,600
Non-qualified stock options	1,377	$24,700

(1)	Includes approximately 0.1 million RSUs which were granted in connection with the election by certain employees to receive 50% of their 2018 target incentive compensation under the Company’s Corporate Incentive Compensation Plan in the form of RSUs instead of cash. Stock-based compensation of approximately $8.2 million associated with this RSU grant is expected to be recognized over a one-year period beginning on the grant date.

RSU vestings and stock option exercises

During the three months ended March 31, 2018, 0.6 million shares of common stock were issued due to stock option exercises and RSU vestings under the Company’s stock-based compensation plans.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. INCOME TAXES

Effective Tax Rate

The Company computes its (benefit)/provision for income taxes by applying the estimated annual effective tax rate to year to date income before (benefit)/provision for income taxes and adjusts for discrete tax items recorded in the period.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
(Benefit)/provision for income taxes	$(4,222)	$13,615
Effective income tax rate	(53)%	20%

During the three months ended March 31, 2018, the Company’s effective tax rate changed primarily due to the following factors:

•	excess tax benefits from stock-based compensation were disproportionately greater relative to income before (benefit)/provision for income taxes;

•	a decrease in the estimated annual effective income tax rate primarily due to the reduction of the U.S. statutory federal tax rate from 35% to 21% pursuant to the Tax Reform Act; and

•	an increase in U.S. research and development tax credits.

Tax Reform Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was enacted into law, which significantly changed U.S. tax law and included many provisions such as a reduction of the U.S. federal statutory tax rate, imposed a one-time transition tax on deemed repatriation of deferred foreign earnings, and included a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a special tax deduction for foreign derived intangible income, and a base erosion anti-abuse tax measure (“BEAT”) that may tax payments between a U.S. corporation and its foreign subsidiaries, among other tax changes.

Under the SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recognized the provisional tax impacts in the three months ended December 31, 2017 that included $20.4 million of income tax expense to re-measure its net deferred tax assets to the 21% enacted rate. However, the Company has revised its provisional amount to reflect the impact of the retrospective adoption of ASC 606 and has recognized a $12.6 million income tax benefit for the remeasurement of its net deferred tax liabilities on a retrospective basis in the three months ended December 31, 2017.

The final amounts may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.

The Tax Reform Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits through December 31, 2017. However, based on the Company’s provisional analysis performed as of that date, the Company does not expect to be subject to the one-time transition tax due to the Company’s foreign subsidiaries being in a net accumulated deficit position. During the three months ended March 31, 2018, the Company recognized no significant adjustments to these estimates.

The Tax Reform Act provides the following new anti-abuse provisions beginning in 2018:

•	The GILTI provisions require the Company to include in its U.S. income tax base foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax resulting from GILTI inclusions beginning in 2018. As of March 31, 2018, the Company has included an estimate of the effect of its GILTI provisions in its estimated annual effective tax rate. The Company continues to monitor IRS guidance and will update its estimates as guidance is issued.

•	The BEAT provisions in the Tax Reform Act impose an alternative minimum tax on taxpayers with substantial base-erosion payments. The Company’s preliminary assessment is that the Company will not be subject to the BEAT in 2018. The Company continues to monitor IRS guidance and will update its estimates as guidance is issued.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding stock options and RSUs, using the treasury stock method. In periods of loss, all stock options and RSUs are excluded, as their inclusion would be anti-dilutive.

The calculation of the basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Basic
Net income	$ 12,200	$ 52,963
Weighted-average common shares outstanding	78,236	76,761

Earnings per share, basic	$ 0.16	$ 0.69

Diluted
Net income	$ 12,200	$ 52,963
Weighted-average effect of dilutive securities:
Stock options	3,119	3,184
RSUs	1,747	1,930

Effect of dilutive securities	4,866	5,114

Weighted-average common shares outstanding, assuming dilution	83,102	81,875

Earnings per share, diluted	$ 0.15	$ 0.65

Outstanding anti-dilutive stock options and RSUs(1)	397	314

(1)	Certain outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period presented. These awards may be dilutive in the future.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends, and the timing of revenue recognition and are described more completely in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ materially from those expressed in such forward-looking statements include, among others, variation in demand for our products and services and the difficulty in predicting factors affecting the timing of license revenue recognition; reliance on third party relationships; our beliefs and the timing of the completion of our analysis regarding the impact of the Tax Cuts and Jobs Act of 2017, including its impact on income tax expense and deferred tax assets; the inherent risks associated with international operations and the continued uncertainties in the global economy; our continued effort to market and sell both domestically and internationally; foreign currency exchange rates; the financial impact of any future acquisitions; the potential legal and financial liabilities and reputation damage due to cyber-attacks and security breaches; and management of our growth. These risks, and other factors that could cause actual results to differ materially from those expressed in such forward-looking statements, are described more completely in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 as well as other filings we make with the U.S. Securities and Exchange Commission (“SEC”).

Investors are cautioned not to place undue reliance on such forward-looking statements and there are no assurances that the matters contained in such statements will be achieved. Although subsequent events may cause our view to change, except as required by applicable law, we do not undertake and specifically disclaim any obligation to publicly update or revise these forward-looking statements whether as the result of new information, future events or otherwise.

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

Our license revenue is primarily derived from sales of our applications and Pega Platform. Our cloud revenue is derived from our hosted software application and Pega Platform environments. Our consulting revenue is primarily related to new license implementations.

Financial and Performance Metrics

We adopted the new revenue recognition standard (“ASC 606”) effective January 1, 2018 using the full retrospective method. See Note 2. “New Accounting Pronouncements” included in Item 1. “Unaudited Condensed Consolidated Financial Statements” for additional information.

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2018	2017	Change
Total revenue	$235,182	$256,309	$(21,127)	(8)%
Net income	$12,200	$52,963	$(40,763)	(77)%
Diluted earnings per share	$0.15	$0.65	$(0.50)	(77)%
Cash provided by operating activities	$55,655	$32,444	$23,211	72%

The decrease in total revenue in the three months ended March 31, 2018 was primarily due to a large term license arrangement recognized in revenue in the three months ended March 31, 2017 and a shift in client preferences to cloud arrangements. Cloud arrangements are generally recognized in revenue over the term of the cloud contract, as compared to other arrangements, which are generally recognized in revenue on the contract effective date.

Annual Contract Value (“ACV”)(1)

The change in ACV measures the growth and predictability of future cash flows from committed term, cloud, and maintenance arrangements as of the end of the particular reporting period.

	March 31,
(in thousands)	2018	2017	Change
Term and Cloud ACV	$236,025	$193,004	$43,021	22%
Maintenance ACV	258,100	234,852	$23,248	10%

Total ACV	$494,125	$427,856	$66,269	15%

(1) ACV, as of a given date, is the sum of the following two components:

•	The sum of the annual value of each term and cloud contract in effect on such date, with the annual value of a term or cloud contract being equal to the total value of the contract divided by the total number of years of the contract.

•	Maintenance revenue reported for the quarter ended on such date, multiplied by four.

CRITICAL ACCOUNTING POLICES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future given available information.

Revenue

We account for revenue in accordance with ASC 606. Our revenue recognition policies require us to make significant judgments and estimates.

Our clients’ contracts typically contain promises to transfer multiple products and services. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to the distinct performance obligations based on relative stand-alone selling price. We estimate stand-alone selling price based on the prices charged to clients, or by using information such as market conditions and other observable inputs. However, the selling price of our software licenses and cloud performance obligations are highly variable. Thus, we estimate stand-alone selling price for software licenses and cloud performance obligations using the residual approach, determined based on total transaction price minus the stand-alone selling price of other performance obligations promised in the contract.

In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred and recognized in future periods. We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.

Deferred Contract Costs

Sales incentives paid by us are considered incremental and recoverable costs of obtaining a contract with a client. These costs are deferred and then amortized over the period of benefit, which is on average five years. We determined the period of benefit by taking into consideration our client contracts, our technology, and other factors.

Except as described above, there have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

For more information regarding our critical accounting policies, we encourage you to read the discussion contained in the following locations:

•	“Critical Accounting Estimates and Significant Judgments” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

•	Note 2. “New Accounting Pronouncements”, Note 4. “Receivables, Contract Assets, and Deferred Revenue”, and Note 9. “Revenue” contained in Item 1. “Unaudited Condensed Consolidated Financial Statements” of this Quarterly Reporting on Form 10-Q for the three months ended March 31, 2018.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Change
Total revenue	$235,182	$256,309	$(21,127)	(8)%
Gross profit	$159,568	$188,219	$(28,651)	(15)%
Income from operations	$7,936	$65,907	$(57,971)	(88)%
Net income	$12,200	$52,963	$(40,763)	(77)%

Revenue

Software license

(Dollars in thousands)	Three Months Ended March 31,
	2018		2017		Change
Perpetual license	$23,078	26%	$37,899	30%	$(14,821)	(39)%
Term license	64,695	74%	89,109	70%	(24,414)	(27)%

Total software license	$87,773	100%	$127,008	100%	$(39,235)	(31)%

The decrease in perpetual license revenue in the three months ended March 31, 2018 was primarily due to a decrease in the value of perpetual arrangements executed in the three months ended March 31, 2018 driven primarily by a shift in client preferences to cloud arrangements.

The decrease in term license revenue in the three months ended March 31, 2018 was primarily due to a large term license arrangement recognized in revenue in the three months ended March 31, 2017 and a shift in client preferences to cloud arrangements.

Maintenance

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Change
Maintenance	$64,525	$58,713	$5,812	10%

The increase in maintenance revenue was primarily due to the continued growth in the aggregate value of the installed base of our software and strong renewal rates significantly in excess of 90%.

Services

	Three Months Ended March 31,
(Dollars in thousands)	2018		2017		Change
Cloud	$15,582	19%	$10,402	15%	$5,180	50%
Consulting and training	67,302	81%	60,186	85%	7,116	12%

Total services	$82,884	100%	$70,588	100%	$12,296	17%

The increase in cloud revenue was primarily due to the continued growth of our cloud client base driven by a shift in client preferences to cloud arrangements.

The increase in consulting and training revenue was primarily due to higher billable hours during the three months ended March 31, 2018. Our consulting and training revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners.

Gross profit

	Three Months Ended March 31,
(Dollars in thousands)	2018		2017		Change
Software license	$86,518	99%	$125,708	99%	$(39,190)	(31)%
Maintenance	58,443	91%	51,495	88%	6,948	13%
Cloud	7,861	50%	4,669	45%	3,192	68%
Consulting and training	6,746	10%	6,347	11%	399	6%

Services	14,607	18%	11,016	16%	3,591	33%

Total gross profit	$159,568	68%	$188,219	73%	$(28,651)	(15) %

The decrease in total gross profit in the three months ended March 31, 2018 was primarily due to a large term license arrangement recognized in revenue in the three months ended March 31, 2017. Additionally we have experienced a shift in client preferences to cloud arrangements, which are generally recognized in revenue over the term of the cloud contract, as compared to other arrangements, which are generally recognized in revenue on the contract effective date.

The increase in maintenance gross profit percent in the three months ended March 31, 2018 was driven by a $0.5 million decrease in client support expenses as we transferred client support resources to support our growing cloud business.

The increase in cloud gross profit percent in the three months ended March 31, 2018 was driven by cost efficiency gains as our cloud business continues to grow and scale, partially offset by a $0.5 million increase in client support expenses as we expanded our cloud client support function to sustain our growing cloud business.

If we had transferred these resources on January 1, 2017, the change in maintenance and cloud gross profit and gross profit percent would have been as follows:

	Three Months Ended March 31,				Change
(Dollars in thousands)	2018		2017
Maintenance	$58,443	91%	$51,995	89%	$6,448	12%
Cloud	$7,861	50%	$4,169	40%	$3,692	89%

Operating expenses

Selling and marketing

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017
Selling and marketing	$88,383	$69,681	$18,702	27%
As a percent of total revenue	38%	27%
Selling and marketing headcount, end of period	1,082	900	182	20%

Selling and marketing expenses include compensation, benefits, and other headcount-related expenses associated with our selling and marketing personnel as well as advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses also include the amortization of client-related intangibles.

The increase in the three months ended March 31, 2018 was primarily due to an increase in compensation and benefits of $11.6 million, driven by increased headcount and equity compensation, amortization of deferred commissions, increased spending on event marketing and digital advertising, and the expenses associated with assigning contract negotiation resources to drive efficiencies in the sales process in support of our long-term growth.

The increase in headcount reflects our efforts to increase our sales capacity to target new accounts in existing industries, as well as to expand coverage in new industries and geographies, and to increase the number of sales opportunities.

Research and development

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017
Research and development	$46,785	$40,296	$6,489	16%
As a percent of total revenue	20%	16%
Research and Development headcount, end of period	1,602	1,441	161	11%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products, as well as enhancements and design changes to existing products and the integration of acquired technologies.

The increase in the three months ended March 31, 2018 was primarily due to an increase in compensation and benefits of $4.6 million attributable to increased headcount, and the expansion of our application development team to support the continued development of our software.

General and administrative

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017
General and administrative	$16,464	$12,335	$4,129	33%
As a percent of total revenue	7%	5%
General and administrative headcount, end of period	299	384	(85)	(22)%

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

The increase in the three months ended March 31, 2018 was primarily due to an increase in compensation and benefits of $1.1 million, attributable to equity compensation, and an increase of $1 million in legal fees. The decrease in headcount reflects the realignment of contract negotiation and product development resources to augment our selling and marketing and research development functions, respectively.

Stock-based compensation

	Three Months Ended March 31,		Change
(in thousands)	2018	2017
Cost of revenues	$3,701	$3,622	$79	2%
Selling and marketing	4,658	3,405	1,253	37%
Research and development	3,637	3,312	325	10%
General and administrative	3,113	2,169	944	44%

	$15,109	$12,508	$2,601	21%

Income tax benefit	$(3,141)	$(3,815)	$674	(18)%

The increase was primarily due to the increased value of our annual periodic equity awards granted in March 2018 and 2017. These awards generally have a five-year vesting schedule.

Non-operating income/(expense), net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017
Foreign currency transaction (loss)/gain	$(1,085)	$745	$(1,830)	n/m
Interest income, net	764	205	559	273%
Other income/(expense), net	363	(279)	642	n/m

	$42	$671	$(629)	(94)%

n/m - not meaningful

The change in foreign currency transaction (loss)/gain is primarily due to unrealized losses on foreign currency denominated receivables. The adoption of ASC 606 materially increased the unbilled receivables we have recorded, which has increased the impact of fluctuations in foreign exchange rates reported in our unaudited condensed consolidated statements of operations. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for additional information.

(Benefit)/provision for income taxes

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017
(Benefit)/provision for income taxes	$(4,222)	$13,615	$(17,837)	n/m
Effective income tax rate	(53)%	20%

n/m - not meaningful

During the three months ended March 31, 2018, our effective tax rate changed primarily due to the following factors:

•	excess tax benefits from stock-based compensation were disproportionately greater relative to income before (benefit)/provision for income taxes;

•	a decrease in the estimated annual effective income tax rate primarily due to the reduction of the U.S. statutory federal tax rate from 35% to 21% pursuant to the Tax Reform Act; and

•	an increase in U.S. research and development tax credits.

The inclusion of excess tax benefits from stock-based compensation as a component of the provision for income taxes has increased the volatility of the effective tax rates in recent periods, and may continue to do so in future periods, as the amount of excess tax benefits from stock-based compensation awards varies depending on our future stock price in relation to the fair value of awards, the timing of RSU vestings, exercise behavior of our stock option holders, and the total value of future grants of stock-based compensation awards.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash provided by (used in):
Operating activities	$55,655	$32,444
Investing activities	(31,278)	(3,727)
Financing activities	(23,052)	(15,994)
Effect of exchange rates on cash and cash equivalents	2,186	521

Net increase in cash and cash equivalents	$3,511	$13,244

(in thousands)	March 31, 2018	December 31, 2017
Held in U.S. entities	$168,135	$136,444
Held in foreign entities	86,702	87,304

Total cash, cash equivalents, and marketable securities	$254,837	$223,748

We believe that our current cash, cash equivalents, marketable securities, and cash flow from operations will be sufficient to fund our operations, quarterly cash dividends, and stock repurchases for at least the next 12 months.

If it became necessary to repatriate foreign funds, we may be required to pay U.S. state and local taxes, as well as foreign taxes, upon repatriation. Due to the complexity of the income tax laws and the effects of the Tax Reform Act, it is impracticable to estimate the amount of taxes we would have to pay.

Cash provided by operating activities

The primary drivers during the three months ended March 31, 2018 were net income of $12.2 million and $49.6 million from receivables and contract assets, largely due to increased cash collections and the timing of billings.

The primary driver during the three months ended March 31, 2017 was net income of $53.0 million.

Cash used in investing activities

During the three months ended March 31, 2018, we purchased investments of $35.2 million and made investments of $2.1 million in property and equipment, partially offset by proceeds received from maturities of investments (including called marketable debt securities) of $6 million.

During the three months ended March 31, 2017, we purchased investments of $3.3 million, partially offset by proceeds received from maturities of investments (including called marketable debt securities) of $2.3 million. We also invested $2.4 million primarily for leasehold improvements for the build out of additional office space at our Hyderabad, India location.

Cash used in financing activities

We used cash primarily for repurchases of our common stock under our publicly announced stock repurchase programs, stock repurchases for tax withholdings for the net settlement of our equity awards, and the payment of our quarterly dividend.

Since 2004, our Board of Directors has approved annual stock repurchase programs that have authorized the repurchase in the aggregate of up to $195 million of our common stock. Purchases under these programs have been made on the open market. As of March 31, 2018, $159.2 million had been repurchased, $29.2 million remained available for repurchase, and $6.4 million had expired.

Common stock repurchases

	Three Months Ended March 31,
	2018		2017
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	270	$15,575	289	$12,504
Stock repurchase program(1)
Repurchases paid	89	4,998	29	1,260
Repurchases unsettled at period end	12	690	5	238

Activity in Period(2)	371	$21,263	323	$14,002

(1)	Represents activity under our publicly announced stock repurchase programs.
(2)	During the three months ended March 31, 2018 and 2017, instead of receiving cash from the equity holders, we withheld shares with a value of $11.2 million and $7.7 million for the exercise price of options. These amounts have been excluded from the table above.

Dividends

	Three Months Ended March 31,
(per share)	2018	2017
Dividends declared	$ 0.03	$ 0.03

During the three months ended March 31, 2018 and 2017, we paid cash dividends of $2.3 million. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without prior notice.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates. Other than the item discussed below, there were no significant changes to our market risk exposure during the first three months ended March 31, 2018.

See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” and Item 1A. “Risk Factors - We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete discussion of our market risk exposure.

Foreign currency exposure

Translation Risk

Our international sales are usually denominated in foreign currencies. However, the operating expenses of our foreign operations are also primarily denominated in foreign currencies, which partially offset our foreign currency exposure.

A hypothetical 10% strengthening in the U.S. dollar against other currencies would result in the following impact:

	Three Months Ended March 31,
	2018	2017
Revenue	(4)%	(3)%
Net Income	(13)%	(4)%

Remeasurement Risk(1)

We have experienced and expect to continue to experience fluctuations in our results of operations as a result of transaction gains or losses related to remeasuring monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. We are primarily exposed to changes in foreign currency exchange rates associated with Australian dollar, Euro, and U.S. dollar denominated cash and cash equivalents, accounts receivable, unbilled receivables, and intercompany receivables and payables held by our U.K. subsidiary, a British pound functional entity.

A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would result in the following impact:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Foreign currency transaction (loss)/gain	$(8,200)	$(5,800)

(1)	The adoption of ASC 606 materially increased the unbilled receivables we have recorded, which has increased the impact of fluctuations in foreign exchange rates reported in our unaudited condensed consolidated statements of operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2018. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We encourage you to carefully consider the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the three months ended March 31, 2018 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of our common stock during the three months ended March 31, 2018:

(in thousands, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs(2)
January 1, 2018 - January 31, 2018	58	$ 49.63	21	$33,855
February 1, 2018 - February 28, 2018	68	55.06	17	32,985
March 1, 2018 - March 31, 2018	435	59.37	63	29,204

Total	561	57.84

(1)	Shares withheld to cover the option exercise price and statutory tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2)	Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $195 million of our common stock. On May 30, 2017, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2018 (the “Current Program”). Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All stock repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1++	2018 Executive Officers Base Salaries and Target Bonsus Percentages and Incentives (Filed as Exhibit 99.1 to the Registrant’s March 9, 2018 Form 8-K and incorporated herein by reference).

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32+	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

   + Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

   ++ Management contracts and compensatory plan or arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated: May 10, 2018	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)