Form 10-Q
period 2018-06-30
PEGASYSTEMS INC
filed 2018-08-08
CIK 1013857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2018

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

There were 78,645,411 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on August 1, 2018.

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (1)

(in thousands)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$144,291	$162,279
Marketable securities	99,292	61,469

Total cash, cash equivalents, and marketable securities	243,583	223,748
Accounts receivable	141,384	222,735
Unbilled receivables	151,354	158,898
Other current assets	63,864	41,135

Total current assets	600,185	646,516
Long-term unbilled receivables	169,330	160,708
Goodwill	72,911	72,952
Other long-term assets	130,614	131,391

Total assets	$973,040	$1,011,567

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,411	$17,370
Accrued expenses	44,882	45,508
Accrued compensation and related expenses	48,691	66,040
Deferred revenue	163,525	166,297

Total current liabilities	271,509	295,215
Deferred income tax liabilities	38,208	38,463
Other long-term liabilities	24,151	23,652

Total liabilities	333,868	357,330
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 200,000 shares authorized; 78,748 and 78,081 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	787	781
Additional paid-in capital	141,400	152,097
Retained earnings	506,769	508,051
Accumulated other comprehensive loss	(9,784)	(6,692)

Total stockholders’ equity	639,172	654,237

Total liabilities and stockholders’ equity	$973,040	$1,011,567

(1)	On January 1, 2018 the Company adopted the ASC 606 revenue recognition standard and has adjusted prior periods to conform. See Note 2. “New Accounting Pronouncements” for additional information.

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (1)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Software license	$44,784	$51,150	$132,557	$178,158
Maintenance	65,906	59,424	130,431	118,137
Services	86,089	76,022	168,973	146,610

Total revenue	196,779	186,596	431,961	442,905

Cost of revenue
Software license	1,262	1,250	2,517	2,550
Maintenance	5,874	7,011	11,956	14,229
Services	66,681	59,614	134,958	119,186

Total cost of revenue	73,817	67,875	149,431	135,965

Gross profit	122,962	118,721	282,530	306,940

Operating expenses
Selling and marketing	93,972	75,200	182,355	144,881
Research and development	41,972	39,762	88,757	80,058
General and administrative	10,181	12,706	26,645	25,041

Total operating expenses	146,125	127,668	297,757	249,980

(Loss)/income from operations	(23,163)	(8,947)	(15,227)	56,960
Foreign currency transaction gain/(loss)	1,244	(2,242)	159	(1,497)
Interest income, net	629	202	1,393	407
Other income, net	—	566	363	287

(Loss)/income before (benefit) from income taxes	(21,290)	(10,421)	(13,312)	56,157
(Benefit) from income taxes	(10,881)	(14,123)	(15,103)	(508)

Net (loss)/income	$(10,409)	$3,702	$1,791	$56,665

(Loss)/earnings per share
Basic	$(0.13)	$0.05	$0.02	$0.74
Diluted	$(0.13)	$0.04	$0.02	$0.69
Weighted-average number of common shares outstanding
Basic	78,635	77,313	78,436	77,039
Diluted	78,635	82,945	83,247	82,412
Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

(1)	On January 1, 2018 the Company adopted the ASC 606 revenue recognition standard and has adjusted prior periods to conform. See Note 2. “New Accounting Pronouncements” for additional information.

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME(1)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss)/income	$(10,409)	$3,702	$1,791	$56,665
Other comprehensive (loss)/income, net of tax
Unrealized gain/(loss) on available-for-sale marketable securities, net of tax	73	(1)	(115)	126
Foreign currency translation adjustments	(7,414)	4,043	(2,977)	6,272

Total other comprehensive (loss)/income, net of tax	(7,341)	4,042	(3,092)	6,398

Comprehensive (loss)/income	$(17,750)	$7,744	$(1,301)	$63,063

(1)	On January 1, 2018 the Company adopted the ASC 606 revenue recognition standard and has adjusted prior periods to conform. See Note 2. “New Accounting Pronouncements” for additional information.

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$1,791	$56,665
Adjustments to reconcile net income to cash provided by operating activities:
Change in operating assets and liabilities, net	30,158	(14,874)
Stock-based compensation expense	31,165	26,440
Depreciation and amortization of intangible assets	12,474	12,356
Other non-cash	(156)	5,182

Cash provided by operating activities	75,432	85,769
Investing activities:
Purchases of investments	(51,395)	(16,656)
Proceeds from maturities and called investments	11,546	20,824
Other	(6,520)	(5,327)

Cash used in investing activities	(46,369)	(1,159)
Financing activities:
Dividend payments to shareholders	(4,702)	(4,613)
Common stock repurchases	(41,123)	(30,247)

Cash used in financing activities	(45,825)	(34,860)
Effect of exchange rates on cash and cash equivalents	(1,226)	1,282

Net (decrease)/increase in cash and cash equivalents	(17,988)	51,032
Cash and cash equivalents, beginning of period	162,279	70,594

Cash and cash equivalents, end of period	$144,291	$121,626

(1)	On January 1, 2018 the Company adopted the ASC 606 revenue recognition standard and has adjusted prior periods to conform. See Note 2. “New Accounting Pronouncements” for additional information.

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

On January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the full retrospective method which required each prior reporting period presented be adjusted to reflect the application of this ASU. See Note 2. “New Accounting Pronouncements” for additional information.

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

ASC 606 and ASC 340-40

On January 1, 2018 the Company adopted the ASC 606 revenue recognition standard and has adjusted prior periods to conform.

The most significant impacts of adopting ASC 606 and ASC 340-40 were as follows:

•

Perpetual licenses with extended payment terms and term licenses - Revenue from perpetual licenses with extended payment terms and term licenses is now recognized when control is transferred to the client, the point in time when the client can use and benefit from the license. Previously, the Company recognized revenue over the term of the agreements as payments became due or earlier if prepaid. Any unrecognized license revenue from these arrangements is recognized in the period that control transfers or as a cumulative adjustment to retained earnings as of December 31, 2015. Unbilled receivables in the Company’s unaudited condensed consolidated balance sheets increased significantly upon adoption due to the revenue from term licenses being recognized prior to amounts billed, or prepaid by, clients and perpetual licenses with extended payment terms.

•

Allocation of future credits and significant discounts - Perpetual or term licenses delivered are a separate performance obligation which now requires us to allocate any future credits and discounts to the performance obligations in the arrangement based upon their relative stand-alone selling prices.

•

Deferred contract costs - Sales incentive programs and other incremental costs to obtain a contract were previously expensed when incurred. ASC 340-40 requires these costs be recognized as an asset when incurred and expensed over the period of expected benefit, which is on average five years. This change primarily impacts the Company’s contracts related to multi-year cloud offerings, maintenance on term and perpetual licenses, and those long-term term and perpetual licenses with client usage rights that increase over time.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Taxes - The corresponding effect on tax balances of the above impacts has also been recognized.

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

The impact of the adoption ASC 606 and ASC 340-40 on the Company’s unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations is:

	December 31, 2017
(in thousands)	Previously reported	Adjustments	As adjusted
Assets
Accounts receivable, unbilled receivables, and contract assets	$248,331	$134,216	$382,547
Long-term unbilled receivables	—	160,708	160,708
Deferred income taxes	57,127	(42,887)	14,240
Deferred contract costs	—	37,924	37,924
Other assets(1)	416,148	—	416,148

Total Assets	$721,606	$289,961	$1,011,567

Liabilities and stockholders’ equity
Deferred revenue	$195,073	$(28,776)	$166,297
Long-term deferred revenue	6,591	(2,885)	3,706
Deferred income tax liabilities	—	38,463	38,463
Other liabilities(2)	148,864	—	148,864

Total liabilities	350,528	6,802	357,330
Foreign currency translation adjustments	(3,494)	(2,966)	(6,460)
Retained earnings	221,926	286,125	508,051
Other equity(3)	152,646	—	152,646

Total stockholders’ equity	371,078	283,159	654,237

Total liabilities and stockholders’ equity	$721,606	$289,961	$1,011,567

(1)

Includes cash, cash equivalents, marketable securities, income taxes receivable, other current assets, property and equipment, intangible assets, goodwill, and other long-term assets (as reflected in the consolidated balance sheets in the Annual Report on Form 10-K for the year ended December 31, 2017).

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended June 30, 2017			Six months ended June 30, 2017
(in thousands, except per share amounts)	Previously Reported	Adjustments	As Adjusted	Previously Reported	Adjustments	As Adjusted
Revenue:
Software license	$61,037	$(9,887)	$51,150	$153,427	$24,731	$178,158
Maintenance	59,590	(166)	59,424	118,555	(418)	118,137
Services	77,353	(1,331)	76,022	149,245	(2,635)	146,610

Total revenue	197,980	(11,384)	186,596	421,227	21,678	442,905

Cost of revenue:
Software license	1,250	—	1,250	2,550	—	2,550
Maintenance	7,011	—	7,011	14,229	—	14,229
Services	59,614	—	59,614	119,186	—	119,186

Total cost of revenue	67,875	—	67,875	135,965	—	135,965

Gross profit	130,105	(11,384)	118,721	285,262	21,678	306,940

Operating expenses:
Selling and marketing	75,887	(687)	75,200	147,175	(2,294)	144,881
Research and development	39,762	—	39,762	80,058	—	80,058
General and administrative	12,706	—	12,706	25,041	—	25,041

Total operating expenses	128,355	(687)	127,668	252,274	(2,294)	249,980

Income/(loss) from operations	1,750	(10,697)	(8,947)	32,988	23,972	56,960
Foreign currency transaction loss	(917)	(1,325)	(2,242)	(241)	(1,256)	(1,497)
Interest income, net	161	41	202	326	81	407
Other income, net	566	—	566	287	—	287

Income/(loss) before benefit from income taxes	1,560	(11,981)	(10,421)	33,360	22,797	56,157
Benefit from income taxes	(9,846)	(4,277)	(14,123)	(5,067)	4,559	(508)

Net income	$11,406	$(7,704)	$3,702	$38,427	$18,238	$56,665

Earnings per share:
Basic	$0.15		$0.05	$0.50		$0.74

Diluted	$0.14		$0.04	$0.47		$0.69

Weighted-average number of common shares outstanding:
Basic	77,313		77,313	77,039		77,039
Diluted	82,945		82,945	82,412		82,412

Adoption of ASC 606 and ASC 340-40 had no impact on total cash from or used in operating, financing, or investing activities in the Company’s unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2017.

3. MARKETABLE SECURITIES

	June 30, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$55,466	$20	$(112)	$55,374
Corporate bonds	44,258	2	(342)	43,918

	$99,724	$22	$(454)	$99,292

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$32,996	$—	$(148)	$32,848
Corporate bonds	28,757	1	(137)	28,621

	$61,753	$1	$(285)	$61,469

As of June 30, 2018, the Company did not hold any investments with unrealized losses that are considered to be other-than-temporary.

As of June 30, 2018, remaining maturities of marketable securities ranged from July 2018 to August 2021, with a weighted-average remaining maturity of approximately 1.5 years.

4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE

Receivables

(in thousands)	June 30, 2018	December 31, 2017
Accounts receivable	$141,384	$222,735
Unbilled receivables	151,354	158,898
Long-term unbilled receivables	169,330	160,708

	$462,068	$542,341

Unbilled receivables is the amount due from clients where the only condition on the right of payment is the passage of time. The Company regularly assesses receivables for collectability. As of June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was not material.

Unbilled receivables are expected to be billed in the future as follows:

(in thousands)	June 30, 2018
1 Year or Less	$151,354
1-2 Years	79,654
2-5 Years	89,676

$320,684

Contract assets and deferred revenue

(in thousands)	June 30, 2018	December 31, 2017
Contract assets(1)	$2,425	$914
Long-term contract assets(2)	1,545	—

	$3,970	$914

Deferred revenue	$163,525	$166,297
Long-term deferred revenue(3)	6,210	3,706

	$169,735	$170,003

  (1) Included in other current assets in the unaudited condensed consolidated balance sheets.

  (2) Included in other long-term assets in the unaudited condensed consolidated balance sheets.

  (3) Included in other long-term liabilities in the unaudited condensed consolidated balance sheets.

Contract assets and deferred revenue are presented net at the contract level for each reporting period. Contract assets are amounts under client contracts where revenue recognized exceeds the amount billed to the client and the right to payment is subject to conditions other than the passage of time, such as the completion of a related performance obligation. Deferred revenue consists of billings and payments received in advance of revenue recognition.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The change in deferred revenue in the six months ended June 30, 2018, was primarily due to new billings in advance of revenue recognition and $168.2 million of revenue recognized, excluding the impact of the netting of contract assets and deferred revenue, during the period that was included in deferred revenue at December 31, 2017.

Major clients

No client represented 10% or more of the Company’s total receivables as of June 30, 2018 or December 31, 2017.

5. DEFERRED CONTRACT COSTS

Sales incentives paid by the Company are considered incremental and recoverable costs of obtaining a contract with a client. These costs are deferred, as a long-term asset, and then amortized using the straight-line method over the period of benefit which is on average five years. The Company determined the period of benefit by taking into consideration client contracts, the Company’s technology, and other factors. The Company utilizes a practical expedient available under ASC 606 to expense costs to obtain a contract as incurred when the original amortization period is one year or less.

(in thousands)	June 30, 2018	December 31, 2017
Deferred contract costs(1)	$42,246	$37,924

  (1) Included in other long-term assets in the unaudited condensed consolidated balance sheets.

Amortization of deferred contract costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Amortization of deferred contract costs(1)	$3,809	$2,902	$7,598	$5,496

  (1) Included in selling and marketing expenses in the unaudited condensed consolidated statement of operations.

During the six months ended June 30, 2018 and 2017, impairment of deferred contract costs was not material.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill was as follows:

(in thousands)	Six Months Ended June 30,
2018
Balance as of January 1,	$72,952
Currency translation adjustments	(41)

Balance as of June 30,	$72,911

Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives as follows:

		June 30, 2018
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value(1)
Client-related intangibles	9-10 years	$ 63,143	$ (48,033)	$ 15,110
Technology	7-10 years	58,942	(47,835)	11,107
Other intangibles	—	5,361	(5,361)	—

		$ 127,446	$ (101,229)	$ 26,217

  (1) Included in other long-term assets in the unaudited condensed consolidated balance sheets.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 31, 2017
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value(1)
Client-related intangibles	9-10 years	$63,164	$(44,835)	$18,329
Technology	7-10 years	58,942	(45,372)	13,570
Other intangibles	—	5,361	(5,361)	—

		$127,467	$(95,568)	$31,899

  (1) Included in other long-term assets in the unaudited condensed consolidated balance sheets.

Amortization of intangible assets is reflected in the Company’s unaudited condensed consolidated statements of operations as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$1,231	$1,305	$2,463	$2,639
Selling and marketing	1,605	1,869	3,210	3,735

	$2,836	$3,174	$5,673	$6,374

7. ACCRUED EXPENSES

(in thousands)	June 30, 2018	December 31, 2017
Outside professional services	$10,143	$14,468
Income and other taxes	4,837	7,420
Marketing and sales program expenses	9,282	6,444
Dividends payable	2,365	2,344
Employee-related expenses	5,737	4,065
Other	12,518	10,767

	$44,882	$45,508

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between levels during the six months ended June 30, 2018.

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents	$28	$32,009	$—	$32,037
Marketable securities:
Municipal bonds	—	55,374	—	55,374
Corporate bonds	—	43,918	—	43,918

Total marketable securities	—	99,292	—	99,292
Investments in privately-held companies(1)	—	—	2,060	2,060
(1) Included in other long-term assets in the unaudited condensed consolidated balance sheets.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,720	$40,051	$—	$42,771
Marketable securities:
Municipal bonds	—	32,848	—	32,848
Corporate bonds	—	28,621	—	28,621

Total marketable securities	—	61,469	—	61,469
Investments in privately-held companies(1)	—	—	1,030	1,030

  (1) Included in other long-term assets in the unaudited condensed consolidated balance sheets.

For certain other financial instruments, including accounts receivable and accounts payable, the carrying value approximates their fair value due to the relatively short maturity of these items.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets recorded at fair value on a nonrecurring basis, including property and equipment and intangible assets, are recognized at fair value when they are impaired. During the six months ended June 30, 2018 and 2017, the Company did not recognize any impairments of its assets recorded at fair value on a nonrecurring basis.

9. REVENUE

Revenue policy

The Company’s revenue is primarily derived from:

•	Software license revenue is primarily derived from sales of the Company’s software applications and Pega Platform.

•	Maintenance revenue includes revenue from client support including software upgrades, on a when and-if available basis, telephone support, and bug fixes or patches.

•

Services revenue is primarily derived from cloud revenue, which is sales of the Company’s hosted Pega Platform and software application environments and consulting revenue which is primarily related to new license implementations.

Contracts with multiple performance obligations

The Company’s license and cloud arrangements often contain multiple performance obligations, including maintenance, consulting, and training. For contracts with multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. If the transaction price contains discounts or the Company expects to provide a future price concession, these elements are considered when determining the transaction price prior to allocation. Variable fees within the transaction price are estimated and recognized in revenue as the Company satisfies each performance obligation to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable fee is resolved. If the contract grants the client the option to acquire additional products or services, the Company assesses whether or not any discount on the included products and services is in excess of levels normally available to similar clients and, if so, accounts for that discount as an additional performance obligation.

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

Maintenance

Software maintenance contracts entitle clients to receive technical support and software updates, on a when and if available basis, during the term of the maintenance contract. Technical support and software updates are considered distinct services but accounted for as a single performance obligation as they each constitute a series of distinct services that are substantially the same and have the same pattern of transfer to the client. Software maintenance revenue is recognized over time on a straight-line basis over the contract period. Maintenance fees are usually payable in advance on a monthly, quarterly, or annual basis over the term of the agreement.

Each of the performance obligations included in maintenance are priced as a percentage of the selling price of the related software license, which is highly variable. The Company determined the standalone selling price of each performance obligation included in maintenance based on this pricing relationship, which has remained constant within a narrow range, and observable data from standalone sales of maintenance, along with all other observable data.

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

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	If the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services.

A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either:

1.	a prospective basis as a termination of the existing contract and the creation of a new contract; or

2.	a cumulative catch-up basis.

Geographic revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018		2017		2018		2017
U.S.	$110,349	55%	$102,098	55%	$224,334	52%	$271,760	62%
Other Americas	9,627	5%	13,177	7%	27,342	6%	23,583	5%
United Kingdom (“U.K.”)	23,079	12%	22,524	12%	49,173	11%	48,866	11%
Europe (excluding U.K.), Middle East, and Africa	27,070	14%	26,237	14%	58,896	14%	50,448	11%
Asia-Pacific	26,654	14%	22,560	12%	72,216	17%	48,248	11%

Total revenue	$196,779	100%	$186,596	100%	$431,961	100%	$442,905	100%

Major products and services

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Perpetual license	$13,475	$31,297	$36,553	$69,196
Term license	31,309	19,853	96,004	108,962

Revenue recognized at a point in time	44,784	51,150	132,557	178,158
Maintenance	65,906	59,424	130,431	118,137
Cloud	20,201	12,525	35,783	22,927
Consulting and training	65,888	63,497	133,190	123,683

Revenue recognized over time	151,995	135,446	299,404	264,747

Total revenue	$196,779	$186,596	$431,961	$442,905

During the six months ended June 30, 2018 and 2017, there were no material changes in the Company’s estimate of variable fees.

Committed not yet recognized revenue

Committed not recognized revenue represents contracted revenue that has not yet been recognized in revenue. Committed not recognized revenue is expected to be recognized in the future as follows:

(in thousands)	June 30, 2018
Remainder of 2018	$213,244
2019	140,209
2020	63,603
2021 and thereafter	59,604

$476,660

For reporting periods prior to January 1, 2018, the date of initial adoption of ASC 606, the Company has elected the practical expedient and not compiled and disclosed the amount of the transaction price allocated to the remaining performance obligations.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Major clients

Clients accounting for 10% or more of the Company’s total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Total revenue	$196,779	$186,596	$431,961	$442,905
Client A	*	11%	*	*

  *Client accounted for less than 10% of total revenue.

10. STOCK-BASED COMPENSATION

Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Cost of revenues	$4,257	$3,677	$7,958	$7,299
Selling and marketing	6,038	4,101	10,696	7,506
Research and development	3,802	3,575	7,439	6,887
General and administrative	1,959	2,579	5,072	4,748

	$16,056	$13,932	$31,165	$26,440

Income tax benefit	$(3,341)	$(4,287)	$(6,482)	$(8,102)

The Company recognizes stock-based compensation using the accelerated recognition method, treating each vesting tranche as if it were an individual grant. As of June 30, 2018, the Company had, net of estimated forfeitures, $79.7 million of unrecognized stock-based compensation expense, related to all unvested restricted stock units (“RSUs”) and stock options, which was expected to be recognized over a weighted-average period of 2.2 years.

Grants

The Company granted the following stock-based compensation awards:

	Six Months Ended June 30,
(in thousands)	Shares	Total Fair Value
RSUs(1)	931	$54,100
Non-qualified stock options	1,446	$26,000

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

RSU vestings and stock option exercises

During the six months ended June 30, 2018, 0.9 million shares of common stock were issued due to stock option exercises and RSU vestings under the Company’s stock-based compensation plans.

PEGASYSTEMS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. INCOME TAXES

Effective income tax rate

The Company computes its benefit from income taxes by applying the estimated annual effective income tax rate to year to date (loss)/income before benefit from income taxes and adjusts for discrete tax items recorded in the period.

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
(Benefit) from income taxes	$(15,103)	$(508)
Effective income tax rate	113%	(1)%

During the six months ended June 30, 2018, the Company’s effective tax rate changed primarily due to the following factors:

•	excess tax benefits from stock-based compensation were disproportionately greater relative to the (loss)/income before benefit from income taxes;

•	a decrease in the estimated annual effective income tax rate primarily due to the reduction of the U.S. statutory federal tax rate from 35% to 21% pursuant to the Tax Reform Act;

•	an increase in U.S. research and development tax credits; and

•	a decrease in uncertain tax benefits as a result of the settlement of a foreign tax audit for 2012, 2013, 2014, and 2015.

Tax reform act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) was enacted into law, which significantly changed U.S. tax law and included many provisions, such as a reduction of the U.S. federal statutory tax rate, imposed a one-time transition tax on deemed repatriation of deferred foreign earnings, and included a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a special tax deduction for foreign derived intangible income, and a base erosion anti-abuse tax measure (“BEAT”) that may tax payments between a U.S. corporation and its foreign subsidiaries, among other tax changes.

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

The Tax Reform Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits through December 31, 2017. However, based on the Company’s provisional analysis performed as of that date, the Company does not expect to be subject to the one-time transition tax due to the Company’s foreign subsidiaries being in a net accumulated deficit position. During the six months ended June 30, 2018, the Company recognized no significant adjustments to these estimates.

The Tax Reform Act provides the following new anti-abuse provisions beginning in 2018:

•

The GILTI provisions require the Company to include in its U.S. income tax base foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax resulting from GILTI inclusions beginning in 2018. As of June 30, 2018, the Company has included an estimate of the effect of its GILTI provisions in its estimated annual effective tax rate. The Company continues to monitor IRS guidance and will update its estimates as guidance is issued.

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

The calculation of the basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Basic
Net (loss)/income	$(10,409)	$3,702	$1,791	$56,665
Weighted-average common shares outstanding	78,635	77,313	78,436	77,039

(Loss)/earnings per share, basic	$(0.13)	$0.05	$0.02	$0.74

Diluted
Net (loss)/income	$(10,409)	$3,702	$1,791	$56,665
Weighted-average effect of dilutive securities:
Stock options	—	3,694	3,132	3,439
RSUs	—	1,938	1,679	1,934

Effect of dilutive securities	—	5,632	4,811	5,373

Weighted-average common shares outstanding, assuming dilution	78,635	82,945	83,247	82,412

(Loss)/earnings per share, diluted	$(0.13)	$0.04	$0.02	$0.69

Outstanding anti-dilutive stock options and RSUs(1)	6,500	237	242	276

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

These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Important factors that could cause actual future activities and results to differ materially from those expressed in such forward-looking statements include, among others, variation in demand for our products and services; reliance on third party relationships; our beliefs and the timing of the completion of our analysis regarding the impact of the Tax Cuts and Jobs Act of 2017, including its impact on income tax expense and deferred tax assets; the inherent risks associated with international operations and the continued uncertainties in the global economy; our continued effort to market and sell both domestically and internationally; foreign currency exchange rates; the financial impact of any future acquisitions; the potential legal and financial liabilities and reputation damage due to cyber-attacks and security breaches; and management of our growth. These risks and other factors that could cause actual results to differ materially from those expressed in such forward-looking statements are described more completely in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 as well as other filings we make with the U.S. Securities and Exchange Commission (“SEC”).

Investors are cautioned not to place undue reliance on such forward-looking statements and there are no assurances that the results contained in such statements will be achieved. Although subsequent events may cause our view to change, except as required by applicable law, we do not undertake and specifically disclaim any obligation to publicly update or revise these forward-looking statements whether as the result of new information, future events, or otherwise.

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

Our license revenue is primarily derived from sales of our applications and Pega Platform. Our cloud revenue is derived from our hosted software applications and Pega Platform environments. Our consulting revenue is primarily related to new license implementations.

Financial and Performance Metrics

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
Total revenue	$196,779	$186,596	$10,183	5%	$431,961	$442,905	$(10,944)	(2)%
Net (loss)/income	$(10,409)	$3,702	$(14,111)	n/m	$1,791	$56,665	$(54,874)	(97)%
Diluted (loss)/earnings per share	$(0.13)	$0.04	$(0.17)	n/m	$0.02	$0.69	$(0.67)	(97)%
Cash provided by operating activities					$75,432	$85,769	$(10,337)	(12)%

n/m - not meaningful

Annual Contract Value (“ACV”) (1)

The change in ACV measures the growth and predictability of future cash flows from committed term, cloud, and maintenance arrangements as of the end of the particular reporting period.

	June 30,
(in thousands)	2018	2017	Change
Term and Cloud ACV	$250,904	$191,634	$59,270	31%
Maintenance ACV	263,624	237,696	25,928	11%

Total ACV	$514,528	$429,330	$85,198	20%

(1)	ACV, as of a given date, is the sum of the following two components:

•

The sum of the annual value of each term and cloud contract in effect on such date, with the annual value of a term or cloud contract being equal to the total value of the contract divided by the total number of years of the contract.

•	Maintenance revenue reported for the quarter ended on such date, multiplied by four.

Committed not yet recognized revenue

We expect to recognize revenue from existing contracts as follows:

	June 30, 2018
(in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting and training	Total
Remainder of 2018	$28,626	$20,457	$111,086	$41,036	$12,039	$213,244
2019	15,862	9,878	43,837	66,529	4,103	140,209
2020	2,423	5,665	5,265	50,250	—	63,603
2021 and thereafter	362	944	2,103	55,995	200	59,604

	$47,273	$36,944	$162,291	$213,810	$16,342	$476,660

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

Except as described below, there have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in the following locations:

•

“Critical Accounting Estimates and Significant Judgments” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

•

Note 2. “New Accounting Pronouncements”, Note 4. “Receivables, Contract Assets, and Deferred Revenue”, and Note 9. “Revenue” contained in Item 1. “Unaudited Condensed Consolidated Financial Statements” of this Quarterly Reporting on Form 10-Q for the three months ended June 30, 2018.

Revenue

We account for revenue in accordance with ASC 606. Our revenue recognition policies require us to make significant judgments and estimates.

Our clients’ contracts with us typically contain promises by us to provide multiple products and services. Judgment is required to determine whether each product and service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to the distinct performance obligations based on relative stand-alone selling price. We estimate stand-alone selling price based on the prices charged to clients, or by using information such as market conditions and other observable inputs. However, the selling price of our software licenses and cloud performance obligations are highly variable. Thus, we estimate stand-alone selling price for software licenses and cloud performance obligations using the residual approach, determined based on total transaction price minus the stand-alone selling price of other performance obligations promised in the contract.

In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred and recognized in future periods. We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, and contractual terms and conditions to help us make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Total revenue	$196,779	$186,596	$10,183	5%	$431,961	$442,905	$(10,944)	(2)%
Gross profit	$122,962	$118,721	$4,241	4%	$282,530	$306,940	$(24,410)	(8)%
(Loss)/income from operations	$(23,163)	$(8,947)	$(14,216)	159%	$(15,227)	$56,960	$(72,187)	(127)%
Net (loss)/income	$(10,409)	$3,702	$(14,111)	(381)%	$1,791	$56,665	$(54,874)	(97)%

Revenue

License and Cloud Revenue

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2018		2017		Change		2018		2017		Change
Perpetual license	$13,475	21%	$31,297	49%	$(17,822)	(57)%	$36,553	22%	$69,196	34%	$(32,643)	(47)%
Term license	31,309	48%	19,853	31%	$11,456	58%	96,004	57%	108,962	55%	$(12,958)	(12)%
Cloud	20,201	31%	12,525	20%	$7,676	61%	35,783	21%	22,927	11%	$12,856	56%

Total license and cloud	$64,985	100%	$63,675	100%	$1,310	2%	$168,340	100%	$201,085	100%	$(32,745)	(16)%

We continue to experience a shift in client preferences from perpetual arrangements to term and cloud arrangements. Revenue for cloud arrangements is recognized over the service period of the cloud contract, as compared to license arrangements, which is generally recognized at the contract effective date.

The decrease in term license revenue in the six months ended June 30, 2018 was primarily due to $35.3 million in revenue recognized in the three months ended March 31, 2017 from a large term license renewal.

Maintenance

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Maintenance	$65,906	$59,424	$6,482	11%	$130,431	$118,137	$12,294	10%

The increases in maintenance revenue were primarily due to the continued growth in the aggregate value of the installed base of our software and strong renewal rates significantly in excess of 90%.

Consulting and training

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Consulting and training	$65,888	$63,497	$2,391	4%	$133,190	$123,683	$9,507	8%

Our consulting and training revenue may fluctuate in future periods depending on the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners.

The increases in consulting and training revenue were primarily due to higher billable hours driven by an increase in the number of projects during the three and six months ended June 30, 2018.

Gross profit

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2018		2017		Change		2018		2017		Change
Software license	$43,522	97%	$49,900	98%	$(6,378)	(13)%	$130,040	98%	$175,608	99%	$(45,568)	(26)%
Maintenance	60,032	91%	52,413	88%	7,619	15%	118,475	91%	103,908	88%	14,567	14%
Cloud	11,423	57%	7,000	56%	4,423	63%	19,284	54%	11,669	51%	7,615	65%
Consulting and training	7,985	12%	9,408	15%	(1,423)	(15)%	14,731	11%	15,755	13%	(1,024)	(6)%

Services	19,408	23%	16,408	22%	3,000	18%	34,015	20%	27,424	19%	6,591	24%

Total gross profit	$122,962	62%	$118,721	64%	$4,241	4%	$282,530	65%	$306,940	69%	$(24,410)	(8)%

The increase in total gross profit in the three months ended June 30, 2018 was primarily due to a large term license recognized in revenue in the three months ended June 30, 2018.

Maintenance and cloud gross profit percent

The increases in maintenance gross profit percent in the three and six months ended June 30, 2018 were driven by decreases of $0.7 million and $1 million, respectively, in compensation and benefits due to decreased headcount and a decrease in client support expenses as we transferred resources to provide dedicated support to our growing cloud business.

The increases in cloud gross profit percent in the three and six months ended June 30, 2018 were driven by cost efficiency gains as our cloud business continues to grow and scale, partially offset by an increase in client support expenses as we expanded our cloud client support function to sustain our growing cloud business.

Consulting and training gross profit percent

The decreases in consulting and training gross profit percent in the three and six months ended June 30, 2018 were driven primarily by lower utilization rates and the impact of our policy introduced late in the three months ended June 30, 2017 to offer our web-based training free of charge to users which reduced training revenue for the three and six months ended June 30, 2018 by $0.9 million and $1.6 million, respectively.

Operating expenses

Selling and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Selling and marketing	$93,972	$75,200	$18,772	25%	$182,355	$144,881	$37,474	26%
As a percent of total revenue	48%	40%			42%	33%
Selling and marketing headcount, end of period					1,159	916	243	27%

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

The increases in the three and six months ended June 30, 2018 were primarily due to increases in compensation and benefits of $13.7 million and $25.4 million, increased employee travel and entertainment, and increased expenses related to the realignment of contract negotiation resources.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Research and development	$41,972	$39,762	$2,210	6%	$88,757	$80,058	$8,699	11%
As a percent of total revenue	21%	21%			21%	18%
Research and Development headcount, end of period					1,563	1,455	108	7%

Research and development expenses include compensation, benefits, contracted services, and other headcount-related expenses associated with the creation and development of our products, as well as enhancements and design changes to existing products and the integration of acquired technologies.

The increases in the three and six months ended June 30, 2018 were primarily due to increases in compensation and benefits of $1 million and $5.5 million, respectively, attributable to increased headcount and the expansion of our application development team to support the continued development of our expanding suite of software.

General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
General and administrative	$10,181	$12,706	$(2,525)	(20)%	$26,645	$25,041	$1,604	6%
As a percent of total revenue	5%	7%			6%	6%
General and administrative headcount, end of period					310	401	(91)	(23)%

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

The decrease in the three months ended June 30, 2018 was primarily due to a decrease in compensation and benefits of $1.6 million, due to decreased headcount reflecting the realignment of contract negotiation and product development resources to augment our selling and marketing and research development functions, respectively.

The increase in the six months ended June 30, 2018 was primarily due to an increase of $1.2 million in legal fees.

Stock-based compensation

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	2017	Change		2018	2017	Change
Cost of revenues	$4,257	$3,677	$580	16%	$7,958	$7,299	$659	9%
Selling and marketing	6,038	4,101	1,937	47%	10,696	7,506	3,190	42%
Research and development	3,802	3,575	227	6%	7,439	6,887	552	8%
General and administrative	1,959	2,579	(620)	(24)%	5,072	4,748	324	7%

	$16,056	$13,932	$2,124	15%	$31,165	$26,440	$4,725	18%

Income tax benefit	$(3,341)	$(4,287)	$946	(22)%	$(6,482)	$(8,102)	$1,620	(20)%

The increase in the three and six months ended June 30, 2018 was primarily due to the increased value of our annual periodic equity awards granted in March 2018 and 2017. These awards generally have a five-year vesting schedule.

Non-operating income/(expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Foreign currency transaction gain/(loss)	$1,244	$(2,242)	$3,486	n/m	$159	$(1,497)	$1,656	n/m
Interest income, net	629	202	$427	211%	1,393	407	986	242%
Other income, net	—	566	$(566)	(100)%	363	287	76	26%

	$1,873	$(1,474)	$3,347	n/m	$1,915	$(803)	$2,718	n/m

n/m - not meaningful

The change in foreign currency transaction gain/(loss) was primarily due to unrealized gains on foreign currency denominated receivables. The change in interest income was primarily due to an increase in prevailing interest rates and an increase in the size of our holdings in marketable securities.

(Benefit) from income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
(Benefit) from income taxes	$(10,881)	$(14,123)	$3,242	(23)%	$(15,103)	$(508)	$(14,595)	2,873%
Effective income tax rate					113%	(1)%

During the six months ended June 30, 2018, our effective income tax rate changed primarily due to the following factors:

•

excess tax benefits from stock-based compensation for the six months ended June 30, 2018 and 2017 of $11.4 million and $18.1 million were disproportionately greater relative to income before benefit from income taxes;

•	a decrease in the estimated annual effective income tax rate primarily due to the reduction of the U.S. statutory federal tax rate from 35% to 21% pursuant to the Tax Reform Act;

•	an increase in U.S. research and development tax credits; and

•	a decrease in the balance of our uncertain tax positions as a result of the settlement of a foreign tax audit for 2012, 2013, 2014, and 2015.

The inclusion of excess tax benefits from stock-based compensation in the provision for income taxes has increased the fluctuation of the effective tax rates in recent periods. This fluctuation may continue in future periods, as the amount of excess tax benefits from stock-based compensation awards varies depending on our future stock price in relation to the fair value of awards, the timing of RSU vestings, exercise behavior of our stock option holders, and the total value of future grants of stock-based compensation awards.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash provided by (used in):
Operating activities	$75,432	$85,769
Investing activities	(46,369)	(1,159)
Financing activities	(45,825)	(34,860)
Effect of exchange rates on cash and cash equivalents	(1,226)	1,282

Net (decrease)/increase in cash and cash equivalents	$(17,988)	$51,032

(in thousands)	June 30, 2018	December 31, 2017
Held in U.S. entities	$160,384	$136,444
Held in foreign entities	83,199	87,304

Total cash, cash equivalents, and marketable securities	$243,583	$223,748

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

Cash provided by operating activities

The primary drivers during the six months ended June 30, 2018 was $71.8 million in cash generated from receivables and contract assets, largely due to increased cash collections and the timing of billings.

The primary driver during the six months ended June 30, 2017 was net income of $56.7 million.

Cash used in investing activities

Cash used in investing activities is primarily driven by the timing of investment maturities and purchases of new investments.

Cash used in financing activities

We used cash primarily for repurchases of our common stock under our publicly announced stock repurchase programs, stock repurchases for tax withholdings for the net settlement of our equity awards, and the payment of our quarterly dividend.

Stock Repurchase Program

Since 2004, our Board of Directors has approved annual stock repurchase programs with the aggregate authority to repurchase up to $221.8 million of our common stock. Purchases under these programs have been made on the open market. As of June 30, 2018, $169.4 million had been repurchased, $46 million remained available for repurchase, and $6.4 million had expired.

Common stock repurchases

	Six Months Ended June 30,
	2018		2017
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	$454	$26,992	$560	$27,900
Stock repurchase program(1)
Repurchases paid	254	14,871	68	2,986
Repurchases unsettled at period end	18	998	—	—

Activity in Period(2)	726	$42,861	628	$30,886

(1)	Represents activity under our publicly announced stock repurchase programs.
(2)

During the six months ended June 30, 2018 and 2017, instead of receiving cash from the equity holders, we withheld shares with a value of $21.1 million and $20.7 million for the exercise price of options. These amounts have been excluded from the table above.

Dividends

During the six months ended June 30, 2018 and 2017, we paid cash dividends of $4.7 million and $4.6 million. It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without prior notice.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in foreign exchange rates. Other than the item discussed below, there were no significant changes to our market risk exposure during the first six months ended June 30, 2018.

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

A hypothetical 10% strengthening in the U.S. dollar against other currencies would result in the following impact:

	Six Months Ended June 30,
	2018	2017
Revenue	(4)%	(3)%
Net Income	(31)%	(1)%

Remeasurement Risk

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

A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would result in the following impact:

(in millions)	June 30, 2018	December 31, 2017
Foreign currency transaction gain/(loss)	$(4)	$(6)

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2018. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We encourage you to carefully consider the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the six months ended June 30, 2018 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of our common stock during the three months ended June 30, 2018:

(in thousands, except per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs(2)
April 1, 2018 - April 30, 2018	111	$ 61.60	48	$ 26,291
May 1, 2018 - May 31, 2018	140	62.18	35	24,092
June 1, 2018 - June 30, 2018	263	60.85	88	46,026

Total	514	61.37

(1)	Shares withheld to cover the option exercise price and statutory tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2)

Since 2004, our Board of Directors has approved stock repurchase programs that have authorized the repurchase, in the aggregate, of up to $221.8 million of our common stock. On June 21, 2018, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2019 and increased the amount of common stock we are authorized to repurchase to $50 million between June 15, 2018 and June 30, 2019 (the “Current Program”). Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All stock repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.

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

Pegasystems Inc.

Dated: August 8, 2018	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)