Form 10-Q
period 2019-03-31
PEGASYSTEMS INC
filed 2019-05-07
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
 FORM 10-Q
____________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	PEGA	NASDAQ Global Select Market
There were 78,908,093 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on May 1, 2019.

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$110,367	$114,422
Marketable securities	91,804	93,001
Total cash, cash equivalents, and marketable securities	202,171	207,423
Accounts receivable	135,352	180,872
Unbilled receivables	161,480	172,656
Other current assets	63,731	49,684
Total current assets	562,734	610,635
Long-term unbilled receivables	130,494	151,237
Goodwill	72,898	72,858
Other long-term assets	190,433	147,823
Total assets	$956,559	$982,553
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,559	$16,487
Accrued expenses	40,947	45,506
Accrued compensation and related expenses	56,349	84,671
Deferred revenue	180,845	185,145
Other current liabilities	12,447	—
Total current liabilities	302,147	331,809
Operating lease liabilities	45,325	—
Deferred income tax liabilities	8,319	6,939
Other long-term liabilities	12,339	22,274
Total liabilities	368,130	361,022
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 78,896 and 78,526 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	789	785
Additional paid-in capital	119,182	123,205
Retained earnings	479,779	510,863
Accumulated other comprehensive loss	(11,321)	(13,322)
Total stockholders’ equity	588,429	621,531
Total liabilities and stockholders’ equity	$956,559	$982,553

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue
Software license	$63,264	$87,773
Maintenance	67,706	64,525
Services	81,576	82,884
Total revenue	212,546	235,182
Cost of revenue
Software license	1,378	1,255
Maintenance	6,335	6,082
Services	66,724	68,277
Total cost of revenue	74,437	75,614
Gross profit	138,109	159,568
Operating expenses
Selling and marketing	108,865	88,383
Research and development	50,596	46,785
General and administrative	12,676	16,464
Total operating expenses	172,137	151,632
(Loss) income from operations	(34,028)	7,936
Foreign currency transaction loss	(3,712)	(1,085)
Interest income, net	723	764
Other income, net	—	363
(Loss) income before benefit from income taxes	(37,017)	7,978
Benefit from income taxes	(8,300)	(4,222)
Net (loss) income	$(28,717)	$12,200
(Loss) earnings per share
Basic	$(0.37)	$0.16
Diluted	$(0.37)	$0.15
Weighted-average number of common shares outstanding
Basic	78,584	78,236
Diluted	78,584	83,102

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(28,717)	$12,200
Other comprehensive income, net of tax
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	374	(188)
Foreign currency translation adjustments	1,627	4,450
Total other comprehensive income, net of tax	2,001	4,262
Comprehensive (loss) income	$(26,716)	$16,462

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2017	78,081	$781	$152,097	$509,697	$(6,705)	$655,870
Repurchase of common stock	(101)	(1)	(5,688)	—	—	(5,689)
Issuance of common stock for share-based compensation plans	566	5	(15,556)	—	—	(15,551)
Stock-based compensation	—	—	15,109	—	—	15,109
Cash dividends declared ($0.12 per share)	—	—	—	(2,355)	—	(2,355)
Other comprehensive income	—	—	—	—	4,262	4,262
Net income	—	—	—	12,200	—	12,200
March 31, 2018	78,546	$785	$145,962	$519,542	$(2,443)	$663,846

December 31, 2018	78,526	785	123,205	510,863	(13,322)	621,531
Repurchase of common stock	(144)	(1)	(7,586)	—	—	(7,587)
Issuance of common stock for share-based compensation plans	514	5	(14,843)	—	—	(14,838)
Stock-based compensation	—	—	18,406	—	—	18,406
Cash dividends declared ($0.12 per share)	—	—	—	(2,367)	—	(2,367)
Other comprehensive income	—	—	—	—	2,001	2,001
Net loss	—	—	—	(28,717)		(28,717)
March 31, 2019	78,896	$789	$119,182	$479,779	$(11,321)	$588,429

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net (loss) income	$(28,717)	$12,200
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Stock-based compensation	18,350	15,109
Amortization and depreciation	18,774	10,322
Foreign currency transaction loss	3,712	1,085
Other non-cash	1,471	1,137
Change in operating assets and liabilities, net	9,113	15,802
Cash provided by operating activities	22,703	55,655
Investing activities:
Purchases of investments	(7,224)	(35,204)
Proceeds from maturities and called investments	8,548	5,995
Other	(2,790)	(2,069)
Cash used in investing activities	(1,466)	(31,278)
Financing activities:
Dividend payments to shareholders	(2,363)	(2,344)
Common stock repurchases	(23,224)	(20,708)
Cash used in financing activities	(25,587)	(23,052)
Effect of exchange rate changes on cash and cash equivalents	295	2,186
Net (decrease) increase in cash and cash equivalents	(4,055)	3,511
Cash and cash equivalents, beginning of period	114,422	162,279
Cash and cash equivalents, end of period	$110,367	$165,790

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.
In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.
The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2019.
2. NEW ACCOUNTING PRONOUNCEMENTS
Financial instruments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including accounts receivable, upon initial recognition of that financial asset using a forward-looking expected loss model, rather than an incurred loss model. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the amortized cost of the asset, removing the concept of “other-than-temporary” impairments. The effective date for the Company will be January 1, 2020, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.
Leases
On January 1, 2019, the Company adopted Accounting Standards Codifications 842 “Leases” (“ASC 842”) using the modified retrospective method, reflecting any cumulative effect as an adjustment to equity. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840 “Leases”.
The Company elected the permitted practical expedients to not reassess the following related to leases that commenced before the effective date of ASC 842: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. Upon adoption, the Company recorded right of use assets of $41.8 million and lease liabilities of $54.2 million. The difference between the value of the right of use assets and lease liabilities is due to the reclassification of existing deferred rent, prepaid rent, and unamortized lease incentives as of January 1, 2019.
See Note 9. “Leases” for additional information.
3. MARKETABLE SECURITIES

	March 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$42,693	$86	$(20)	$42,759
Corporate bonds	48,966	142	(63)	49,045
	$91,659	$228	$(83)	$91,804

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$44,802	$13	$(110)	$44,705
Corporate bonds	48,499	23	(226)	48,296
	$93,301	$36	$(336)	$93,001
As of March 31, 2019, the Company did not hold any investments with unrealized losses that are considered to be other-than-temporary.
As of March 31, 2019, maturities of marketable securities ranged from April 2019 to August 2022, with a weighted-average remaining maturity of approximately 1.4 years.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	March 31, 2019	December 31, 2018
Accounts receivable	$135,352	$180,872
Unbilled receivables	161,480	172,656
Long-term unbilled receivables	130,494	151,237
	$427,326	$504,765
Unbilled receivables are client committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was not material.
Unbilled receivables are expected to be billed in the future as follows:

(Dollars in thousands)	March 31, 2019
1 year or less	$161,480	55%
1-2 years	86,496	30%
2-5 years	43,998	15%
	$291,974	100%
Contract assets and deferred revenue

(in thousands)	March 31, 2019	December 31, 2018
Contract assets (1)	$3,380	$3,711
Long-term contract assets (2)	1,818	2,543
	$5,198	$6,254
Deferred revenue	$180,845	$185,145
Long-term deferred revenue (3)	5,866	5,344
	$186,711	$190,489
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
The change in deferred revenue in the three months ended March 31, 2019 was primarily due to $89.4 million of revenue recognized, excluding the impact of netting contract assets and deferred revenue at the contract level, during the period that was included in deferred revenue at December 31, 2018, partially offset by new billings in advance of revenue recognition.
5. DEFERRED CONTRACT COSTS
The Company recognizes an asset for the incremental costs of obtaining a client contract, which primarily relate to sales commissions, if the Company expects to benefit from those costs for more than one year. Deferred costs are amortized on a straight-line basis over the benefit period, which is on average 5 years.

(in thousands)	March 31, 2019	December 31, 2018
Deferred contract costs (1)	$64,869	$64,367
(1) Included in other long-term assets.

	Three Months Ended March 31,
(in thousands)	2019	2018
Amortization of deferred contract costs (1)	$8,301	$3,789
(1) Included in selling and marketing expenses.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of goodwill was:

(in thousands)	Three Months Ended March 31,
2019
Balance as of January 1,	$72,858
Currency translation adjustments	40
Balance as of March 31,	$72,898
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives as follows:

		March 31, 2019
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related intangibles	4-10 years	$63,136	$(52,839)	$10,297
Technology	2-10 years	59,742	(51,730)	8,012
Other	1 - 5 years	5,361	(5,361)	—
		$128,239	$(109,930)	$18,309
(1) Included in other long-term assets.

		December 31, 2018
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related intangibles	4-10 years	$63,115	$(51,224)	$11,891
Technology	2-10 years	59,742	(50,398)	9,344
Other	1 - 5 years	5,361	(5,361)	—
		$128,218	$(106,983)	$21,235
(1) Included in other long-term assets.
Amortization of intangible assets was:

(in thousands)	Three Months Ended March 31,
	2019	2018
Cost of revenue	$1,332	$1,232
Selling and marketing	1,603	1,605
	$2,935	$2,837
7. ACCRUED EXPENSES

(in thousands)	March 31, 2019	December 31, 2018
Outside professional services expenses	$8,815	$10,367
Income and other taxes	7,954	10,387
Marketing and sales program expenses	8,318	5,860
Dividends payable	2,367	2,363
Employee-related expenses	5,432	3,536
Other	8,061	12,993
	$40,947	$45,506
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company’s cash equivalents are composed of money market funds and time deposits, which are classified within Level 1 and Level 2, respectively, in the fair value hierarchy. The Company’s marketable securities, which are classified within Level 2 of the fair value hierarchy are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company’s investments in privately-held companies are classified within Level 3 of the fair value hierarchy.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between levels during the three months ended March 31, 2019.
The Company’s assets and liabilities measured at fair value on a recurring basis were:

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$12,401	$10,062	$—	$22,463
Marketable securities:
Municipal bonds	$—	$42,759	$—	$42,759
Corporate bonds	—	49,045	—	49,045
Total marketable securities	$—	$91,804	$—	$91,804
Investments in privately-held companies (1)	$—	$—	$3,390	$3,390
(1) Included in other long-term assets.

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,155	$10,000	$—	$20,155
Marketable securities:
Municipal bonds	$—	$44,705	$—	$44,705
Corporate bonds	—	48,296	—	48,296
Total marketable securities	$—	$93,001	$—	$93,001
Investments in privately-held companies (1)	$—	$—	$3,390	$3,390
(1) Included in other long-term assets.
For certain other financial instruments, including accounts receivable and accounts payable, the carrying value approximates fair value due to the relatively short maturity of these items.
9. LEASES
The Company’s leases are primarily for office space used in the ordinary course of business.
Accounting policy
All the Company’s leases are operating leases. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right of use assets and lease liabilities at the lease commencement date and thereafter if modified. Fixed lease costs are recognized on a straight-line basis over the term of the lease. Variable lease costs are recognized in the period in which the obligation for those payments is incurred. The Company combines lease and non-lease components in the determination of lease costs for its office space leases. The lease liability includes lease payments related to options to extend or renew the lease term, if the Company is reasonably certain it will exercise those options. The Company’s leases do not contain any material residual value guarantees or restrictive covenants.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expense

Three Months Ended March 31,
(in thousands)	2019
Operating lease costs	$4,300
Variable lease costs (1)	1,321
$5,621
(1) Lease costs that are not fixed at lease commencement.
Right of use assets and lease liabilities

(in thousands)	March 31, 2019
Right of use assets (1)	$46,464
Lease liabilities (2)	$12,447
Long-term lease liabilities	$45,325
(1) An asset that represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets. (2) Included in other current liabilities.
The weighted-average remaining lease term and discount rate for the Company’s leases were:

March 31, 2019
Weighted-average remaining lease term	4.3 years
Weighted-average discount rate (1)	5.7%
(1) The rate implicit in the lease is not readily determinable in most of the Company’s leases, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
Maturities of lease liabilities were:

(in thousands)	March 31, 2019
Remainder of 2019	$11,324
2020	15,784
2021	13,764
2022	12,761
2023	11,604
Total lease payments	65,237
Less: imputed interest (1)	(7,465)
$57,772
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.
As of December 31, 2018, the Company’s future minimum rental payments required under operating leases with noncancellable terms in excess of one year as determined prior to the adoption of ASC 842 were:

(in thousands)	Operating Leases (1)
2019	$15,993
2020	14,807
2021	13,262
2022	12,279
2023	11,084
$67,425
(1) Operating leases include future minimum rent payments, net of estimated sublease income for facilities that the Company has vacated pursuant to its restructuring activities.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash flow information

Three Months Ended March 31,
(in thousands)	2019
Cash paid for leases	5,197
Right of use assets recognized for new leases (non-cash)	8,034
10. REVENUE
Geographic revenue

	Three Months Ended March 31,
(Dollars in thousands)	2019		2018
U.S.	$103,991	48%	$113,985	48%
Other Americas	28,829	14%	17,715	8%
United Kingdom (“U.K.”)	24,549	12%	26,094	11%
Europe (excluding U.K.), Middle East, and Africa	34,186	16%	31,826	14%
Asia-Pacific	20,991	10%	45,562	19%
	$212,546	100%	$235,182	100%
Revenue streams

	Three Months Ended March 31,
(in thousands)	2019	2018
Perpetual license	$14,950	$23,078
Term license	48,314	64,695
Revenue recognized at a point in time	63,264	87,773
Maintenance	67,706	64,525
Cloud	27,758	15,582
Consulting	53,818	67,302
Revenue recognized over time	149,282	147,409
	$212,546	$235,182

(in thousands)	Three Months Ended March 31,
	2019	2018
Term license	$48,314	$64,695
Cloud	27,758	15,582
Maintenance	67,706	64,525
Subscription (1)	143,778	144,802
Perpetual license	14,950	23,078
Consulting	53,818	67,302
	$212,546	$235,182
(1) Reflects client arrangements (term license, cloud, and maintenance) that are subject to renewal.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remaining performance obligations
Revenue recognition timing on existing contracts:

	March 31, 2019
(Dollars in thousands)	Perpetual license	Term License	Maintenance	Cloud	Consulting	Total
1 year or less	$10,263	$44,404	$187,324	$115,548	$13,251	$370,790	58%
1-2 years	998	4,274	9,350	91,539	1,363	107,524	17%
2-3 years	2,180	756	4,438	71,509	473	79,356	13%
Greater than 3 years	—	135	2,008	72,742	27	74,912	12%
	$13,441	$49,569	$203,120	$351,338	$15,114	$632,582	100%

	March 31, 2018
(Dollars in thousands)	Perpetual license	Term License	Maintenance	Cloud	Consulting	Total
1 year or less	$33,859	$21,087	$156,702	$47,764	$9,403	$268,815	59%
1-2 years	14,106	7,877	21,381	52,849	1,098	97,311	21%
2-3 years	1,204	5,634	4,924	37,844	—	49,606	11%
Greater than 3 years	382	853	1,825	40,478	—	43,538	9%
	$49,551	$35,451	$184,832	$178,935	$10,501	$459,270	100%
The above amounts include contracts that have an original expected duration of one year or less.
11. STOCK-BASED COMPENSATION
Expense

	Three Months Ended March 31,
(in thousands)	2019	2018
Cost of revenues	$4,519	$3,701
Selling and marketing	7,374	4,658
Research and development	4,560	3,637
General and administrative	1,897	3,113
	$18,350	$15,109
Income tax benefit	$(3,740)	$(3,141)
The Company recognizes stock-based compensation using the accelerated recognition method, treating each vesting tranche as if it were an individual grant. As of March 31, 2019, the Company had $114.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to all unvested restricted stock units (“RSUs”) and stock options. These amounts are expected to be recognized over a weighted-average period of 2.3 years.
Grants
The Company granted the following stock-based compensation awards:

	Three Months Ended March 31,
	2019
(in thousands)	Shares	Total Fair Value
RSUs	839	$53,184
Non-qualified stock options	1,770	$33,344
RSU vestings and stock option exercises
During the three months ended March 31, 2019, 0.5 million shares of common stock were issued due to stock option exercises and RSU vestings under the Company’s stock-based compensation plans.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. INCOME TAXES
Effective income tax rate

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Benefit from income taxes	$(8,300)	$(4,222)
Effective income tax rate	22%	(53)%
During the three months ended March 31, 2019, the Company’s effective income tax rate changed primarily due to the Global Intangible Low-Taxed Income (“GILTI”) and Base Erosion and Anti-Abuse Tax (“BEAT”) provisions of the Tax Reform Act. The Company’s effective income tax rate was also affected by excess tax benefits from stock-based compensation, an increase in U.S. research and development tax credits, and a decrease in uncertain tax positions as a result of the lapse of the statute of limitations on certain foreign reserves.
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
The calculation of the basic and diluted earnings per share was:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Basic
Net (loss) income	$(28,717)	$12,200
Weighted-average common shares outstanding	78,584	78,236
(Loss) earnings per share, basic	$(0.37)	$0.16

Diluted
Net (loss) income	$(28,717)	$12,200
Weighted-average effect of dilutive securities:
Stock options	—	3,119
RSUs	—	1,747
Effect of dilutive securities	—	4,866
Weighted-average common shares outstanding, assuming dilution	78,584	83,102
(Loss) earnings per share, diluted	$(0.37)	$0.15

Outstanding anti-dilutive stock options and RSUs (1)	5,563	397
(1) Certain outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period presented. These awards may be dilutive in the future.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends, the timing of revenue recognition, and are described more completely in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Important factors that could cause actual future activities and results to differ materially from those expressed in such forward-looking statements include, among others, variation in demand for our products and services, reliance on third party relationships, reliance on key personnel, the inherent risks associated with international operations and the continued uncertainties in the global economy, our continued effort to market and sell both domestically and internationally, foreign currency exchange rates, the potential legal and financial liabilities and reputation damage due to cyber-attacks and security breaches, and management of our growth. These risks and other factors that could cause actual results to differ materially from those expressed in such forward-looking statements are described more completely in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 as well as other filings we make with the U.S. Securities and Exchange Commission (“SEC”).
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
Performance metrics
We utilize a number of different performance measures in analyzing and assessing our overall performance, making operating decisions, and forecasting and planning for future periods.

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,		Change
	2019	2018
Total revenue	$212,546	$235,182	$(22,636)	(10)%
Subscription revenue (1)	$143,778	$144,802	$(1,024)	(1)%
Net (loss) income	$(28,717)	$12,200	$(40,917)	*
(Loss) earnings per share, diluted	$(0.37)	$0.15	$(0.52)	*
* not meaningful
(1) Reflects client arrangements (term license, cloud, and maintenance) that are subject to renewal.

Annual Contract Value (“ACV”) (1)
The change in ACV measures the growth and predictability of future cash flows from Pega cloud and client cloud committed arrangements as of the end of the particular reporting period.

	March 31,		Change
(Dollars in thousands)	2019	2018
Pega Cloud ACV	$128,636	$72,966	$55,670	76%
Client Cloud ACV	462,130	421,159	40,971	10%
Total ACV	$590,766	$494,125	$96,641	20%
(1) ACV, as of a given date, is the sum of the following two components:

•
Client Cloud: the sum of (1) the annual value of each term license contract in effect on such date, which is equal to its total value divided by the total number of years and (2) maintenance revenue reported for the quarter ended on such date, multiplied by four. We do not provide hosting for Client Cloud arrangements

•	Pega Cloud: the total of the annual value of each cloud contract in effect on such date, which is equal to its total value divided by the total number of years.
Remaining performance obligations
Revenue recognition timing on existing contracts:

	March 31, 2019
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$10,263	$44,404	$187,324	$115,548	$13,251	$370,790	58%
1-2 years	998	4,274	9,350	91,539	1,363	107,524	17%
2-3 years	2,180	756	4,438	71,509	473	79,356	13%
Greater than 3 years	—	135	2,008	72,742	27	74,912	12%
	$13,441	$49,569	$203,120	$351,338	$15,114	$632,582	100%

	March 31, 2018
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$33,859	$21,087	$156,702	$47,764	$9,403	$268,815	59%
1-2 years	14,106	7,877	21,381	52,849	1,098	97,311	21%
2-3 years	1,204	5,634	4,924	37,844	—	49,606	11%
Greater than 3 years	382	853	1,825	40,478	—	43,538	9%
	$49,551	$35,451	$184,832	$178,935	$10,501	$459,270	100%
The above amounts include contracts that have an original expected duration of one year or less.
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
For more information regarding our critical accounting policies, we encourage you to read the discussion contained in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2018:

•	“Critical Accounting Estimates and Significant Judgments” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data”.
There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended March 31,				Change
	2019		2018
Term license	$48,314	23%	$64,695	28%	$(16,381)	(25)%
Cloud	27,758	13%	15,582	7%	12,176	78%
Maintenance	67,706	32%	64,525	27%	3,181	5%
Subscription revenue (1)	143,778	68%	144,802	62%	(1,024)	(1)%
Perpetual license	14,950	7%	23,078	10%	(8,128)	(35)%
Consulting	53,818	25%	67,302	28%	(13,484)	(20)%
	$212,546	100%	$235,182	100%	$(22,636)	(10)%
(1) Reflects client arrangements (term license, cloud, and maintenance) that are subject to renewal.
Our license revenue is derived from sales of our applications and Pega Platform. Our cloud revenue is derived from our hosted Pega Platform and software applications.
We expect our revenue mix to continue to shift in favor of our subscription offerings, particularly cloud arrangements, which could result in slower total revenue growth in the near term. Revenue from cloud arrangements is generally recognized over the service period, while revenue from term and perpetual license arrangements is generally recognized upfront when the license rights become effective.
Subscription revenue
The decrease in term license revenue in the three months ended March 31, 2019 was primarily due to lower average revenue per arrangement. The increase in cloud revenue in the three months ended March 31, 2019 reflects the shift in client preferences to cloud arrangements from other types of arrangements.
The increase in maintenance revenue was primarily due to the continued growth in the aggregate value of the installed base of our software and strong renewal rates in excess of 90%.
Perpetual license
The decrease in perpetual license revenue in the three months ended March 31, 2019 reflects the shift in client preferences in favor of our cloud offerings and away from perpetual license arrangements.
Consulting
Our consulting revenue fluctuates depending upon the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners. The decrease in consulting revenue in the three months ended March 31, 2019 was primarily due to a decrease in billable hours.

Gross profit

	Three Months Ended March 31,				Change
(Dollars in thousands)	2019		2018
Software license	$61,886	98%	$86,518	99%	$(24,632)	(28)%
Maintenance	61,371	91%	58,443	91%	2,928	5%
Cloud	14,460	52%	7,861	50%	6,599	84%
Consulting	392	1%	6,746	10%	(6,354)	(94)%
	$138,109	65%	$159,568	68%	$(21,459)	(13)%
The recent shift in our revenue mix toward cloud arrangements has resulted in slower total gross profit growth as our cloud business continues to grow and scale. Revenue from cloud arrangements is generally recognized over the service period, while revenue from term and perpetual license arrangements is generally recognized upfront when the license rights become effective.
The decrease in total gross profit in the three months ended March 31, 2019 was primarily due to the decrease in term and perpetual license revenue reflecting the shift in client preferences toward our cloud offerings.
The decrease in total gross profit percent in the three months ended March 31, 2019 was driven by a shift in favor of cloud arrangements, which are lower margin than our term and perpetual license revenue streams. The increase in cloud gross profit percent was driven by cost efficiency gains as our cloud business continues to grow and scale. The decrease in consulting gross profit percent was driven by a decrease in billable hours as consulting resources were transitioning to new projects after completing a large project which began in the second half of 2016 and an increase in consulting resource availability in Europe as we continue growing and leveraging our partner network.
Operating expenses
Selling and marketing

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018
Selling and marketing (1)	$108,865	$88,383	$20,482	23%
As a percent of total revenue	51%	38%
Selling and marketing headcount, end of period	1,282	1,082	200	18%
(1) Includes compensation, benefits, and other headcount-related expenses as well as advertising, promotions, trade shows, seminars, and the amortization of client-related intangibles.
The increase in the three months ended March 31, 2019 was primarily due to an increase in compensation and benefits of $17.7 million, attributable to increased headcount, and an increase of $4.5 million in deferred contract commission amortization. The increase in headcount reflects our efforts to increase our sales capacity to deepen relationships with existing clients and target new accounts.
Research and development

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018
Research and development (1)	$50,596	$46,785	$3,811	8%
As a percent of total revenue	24%	20%
Research and development headcount, end of period	1,638	1,602	36	2%
(1) Includes compensation, benefits, contracted services, and other headcount-related expenses associated with the development of our products, as well as enhancements and design changes to existing products and the integration of acquired technologies.
The increase in the three months ended March 31, 2019 was primarily due to an increase in compensation and benefits of $2.1 million, attributable to an increase in headcount, and an increase of $1.6 million in cloud hosting expenses as we expand our cloud-focused research and development activities.

General and administrative

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018
General and administrative (1)	$12,676	$16,464	$(3,788)	(23)%
As a percent of total revenue	6%	7%
General and administrative headcount, end of period (2)	373	299	74	25%
(1) Includes compensation, benefits, and other headcount-related expenses associated with finance, legal, corporate governance, and other administrative headcount. Also includes accounting, legal, and other professional consulting and administrative fees. (2) The headcount includes employees in information technology and corporate services departments, whose costs are partially allocated to other operating expense areas.
The decrease in the three months ended March 31, 2019 was primarily due to a decrease in compensation and benefits of $1.2 million, due to a decrease in equity compensation, and a decrease of $1.9 million in legal and other professional services fees. Despite the headcount increase, associated compensation and benefits did not increase because these costs are primarily allocated to other operating expense areas.
Stock-based compensation

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018
Cost of revenues	$4,519	$3,701	$818	22%
Selling and marketing	7,374	4,658	2,716	58%
Research and development	4,560	3,637	923	25%
General and administrative	1,897	3,113	(1,216)	(39)%
	$18,350	$15,109	$3,241	21%
Income tax benefit	$(3,740)	$(3,141)	$(599)	19%
The increase in the three months ended March 31, 2019 was primarily due to the increased value of our annual periodic equity awards granted in March 2019 and 2018. These awards generally have a five-year vesting schedule.
Non-operating (expense) income, net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018
Foreign currency transaction loss	$(3,712)	$(1,085)	$(2,627)	242%
Interest income, net	723	764	(41)	(5)%
Other income, net	—	363	(363)	(100)%
	$(2,989)	$42	$(3,031)	*
* not meaningful
The change in foreign currency transaction loss was primarily due to unrealized losses on foreign currency denominated cash and receivables of our U.K subsidiary due to fluctuations in foreign currency exchange rates as the British Pound strengthened against the Euro and U.S. dollar.
Benefit from income taxes

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018
Benefit from income taxes	$(8,300)	$(4,222)	$(4,078)	97%
Effective income tax rate	22%	(53)%
The inclusion of excess tax benefits from stock-based compensation in the provision for income taxes has increased the variability of the effective tax rates in recent periods. This fluctuation may continue in future periods, as the amount of excess tax benefits from stock-based compensation awards varies depending on our future stock price in relation to the fair value of awards, the timing of RSU vestings, the exercise behavior of our stock option holders, and the total value of future grants of stock-based compensation awards.
During the three months ended March 31, 2019, the Company’s effective income tax rate changed primarily due to the Global Intangible Low-Taxed Income (“GILTI”) and Base Erosion and Anti-Abuse Tax (“BEAT”) provisions of the Tax Reform Act. The Company’s effective income tax rate was also affected by excess tax benefits from stock-based compensation, an increase in U.S. research and development tax credits, and a decrease in uncertain tax positions as a result of the lapse of the statute of limitations on certain foreign reserves.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash provided by (used in):
Operating activities	$22,703	$55,655
Investing activities	(1,466)	(31,278)
Financing activities	(25,587)	(23,052)
Effect of exchange rates on cash and cash equivalents	295	2,186
Net (decrease) increase in cash and cash equivalents	$(4,055)	$3,511

(in thousands)	March 31, 2019	December 31, 2018
Held by U.S. entities	$141,051	$143,533
Held by foreign entities	61,120	63,890
Total cash, cash equivalents, and marketable securities	$202,171	$207,423
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
Cash provided by operating activities
As client preferences continue to shift in favor of cloud arrangements, we could continue to experience slower operating cash flow growth in the near term. Cash from cloud arrangements is generally collected throughout the service period of three to five years, while cash from perpetual license arrangements is generally collected upfront, shortly after the license rights become effective.
The primary driver during the three months ended March 31, 2019 was $78.1 million in cash generated from client receivables, largely due to cash collections and the timing of billings.
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
Stock repurchase program (1)
The changes in the remaining stock repurchase authority was:

Three Months Ended March 31,
(in thousands)	2019
January 1	$6,620
Authorizations (2)	60,000
Repurchases	(7,586)
March 31,	$59,034
(1) Purchases under these programs have been made on the open market. (2) On March 15, 2019, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2020 and increased the amount of common stock we are authorized to repurchase by $60 million between March 15, 2019 and June 30, 2020.

Common stock repurchases

	Three Months Ended March 31,
	2019		2018
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	232	$14,838	270	$15,575
Stock repurchase program (1)
Repurchases paid	141	7,387	89	4,998
Repurchases unsettled at period end	3	199	12	690
Activity in period (2)	376	$22,424	371	$21,263
(1) Represents activity under our publicly announced stock repurchase programs. (2) During the three months ended March 31, 2019 and 2018, instead of receiving cash from the equity holders, we withheld shares with a value of $12.2 million and $11.2 million, respectively, for the exercise price of options. These amounts have been excluded from the table above.
Dividends

	Three Months Ended March 31,
(in thousands)	2019	2018
Dividend payments to shareholders	$2,363	$2,344
It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify the dividend program at any time without prior notice.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes during the three months ended March 31, 2019 to the market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2019. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1A.     RISK FACTORS
We encourage you to carefully consider the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.
There have been no material changes during the three months ended March 31, 2019 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding our repurchases of our common stock during the three months ended March 31, 2019.

(in thousands, except per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
January 1, 2019 - January 31, 2019	153	$51.30	129	$18
February 1, 2019 - February 28, 2019	129	$63.81	—	$18
March 1, 2019 - March 31, 2019	285	$64.97	15	$59,034
	567	$61.03
(1) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2) On March 15, 2019, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2020 and increased the amount of common stock we are authorized to repurchase by $60 million between March 15, 2019 and June 30, 2020 (the “Current Program”). Under the Current Program, purchases may be made from time to time on the open market or in privately negotiated transactions. Shares may be repurchased in such amounts as market conditions warrant, subject to regulatory and other considerations. We have established a pre-arranged stock repurchase plan, intended to comply with the requirements of Rule 10b5-1 under the Exchange Act, and Rule 10b-18 under the Exchange Act (the “10b5-1 Plan”). All stock repurchases under the Current Program during closed trading window periods will be made pursuant to the 10b5-1 Plan.
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

Pegasystems Inc.

Dated:	May 7, 2019	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)