Form 10-Q
period 2019-06-30
PEGASYSTEMS INC
filed 2019-08-07
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-11859
____________________________

PEGASYSTEMS INC.
(Exact name of Registrant as specified in its charter)
____________________________

Massachusetts04-2787865
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

One Rogers Street, Cambridge, MA    02142-1209
(Address of principal executive offices)     (Zip Code)
(617) 374-9600
(Registrant’s telephone number, including area code)
____________________________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 79,131,665 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on July 30, 2019.

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$95,500	$114,422
Marketable securities	59,549	93,001
Total cash, cash equivalents, and marketable securities	155,049	207,423
Accounts receivable	134,965	180,872
Unbilled receivables	169,554	172,656
Other current assets	77,290	49,684
Total current assets	536,858	610,635
Long-term unbilled receivables	117,889	151,237
Goodwill	79,037	72,858
Other long-term assets	206,833	147,823
Total assets	$940,617	$982,553
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,586	$16,487
Accrued expenses	50,372	45,506
Accrued compensation and related expenses	62,880	84,671
Deferred revenue	169,009	185,145
Other current liabilities	14,576	—
Total current liabilities	311,423	331,809
Operating lease liabilities	54,292	—
Deferred income tax liabilities	6,918	6,939
Other long-term liabilities	10,697	22,274
Total liabilities	383,330	361,022
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 79,144 and 78,526 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	791	785
Additional paid-in capital	122,880	123,205
Retained earnings	445,108	510,863
Accumulated other comprehensive (loss)	(11,492)	(13,322)
Total stockholders’ equity	557,287	621,531
Total liabilities and stockholders’ equity	$940,617	$982,553

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Software license	$44,274	$44,784	$107,538	$132,557
Maintenance	69,329	65,906	137,035	130,431
Services	91,989	86,089	173,565	168,973
Total revenue	205,592	196,779	418,138	431,961
Cost of revenue
Software license	928	1,262	2,306	2,517
Maintenance	6,292	5,874	12,627	11,956
Services	69,860	66,681	136,584	134,958
Total cost of revenue	77,080	73,817	151,517	149,431
Gross profit	128,512	122,962	266,621	282,530
Operating expenses
Selling and marketing	116,962	93,972	225,827	182,355
Research and development	49,714	41,972	100,310	88,757
General and administrative	14,174	10,181	26,850	26,645
Total operating expenses	180,850	146,125	352,987	297,757
(Loss) from operations	(52,338)	(23,163)	(86,366)	(15,227)
Foreign currency transaction gain (loss)	2,105	1,244	(1,607)	159
Interest income, net	544	629	1,267	1,393
Other income, net	55	—	55	363
(Loss) before (benefit from) income taxes	(49,634)	(21,290)	(86,651)	(13,312)
(Benefit from) income taxes	(17,338)	(10,881)	(25,638)	(15,103)
Net (loss) income	$(32,296)	$(10,409)	$(61,013)	$1,791
(Loss) earnings per share
Basic	$(0.41)	$(0.13)	$(0.77)	$0.02
Diluted	$(0.41)	$(0.13)	$(0.77)	$0.02
Weighted-average number of common shares outstanding
Basic	78,987	78,635	78,787	78,436
Diluted	78,987	78,635	78,787	83,247

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(32,296)	$(10,409)	$(61,013)	$1,791
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on available-for-sale marketable securities	238	73	612	(115)
Foreign currency translation adjustments	(409)	(7,414)	1,218	(2,964)
Total other comprehensive (loss) income, net of tax	(171)	(7,341)	1,830	(3,079)
Comprehensive (loss)	$(32,467)	$(17,750)	$(59,183)	$(1,288)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2017	78,081	$781	$152,097	$509,697	$(6,705)	$655,870
Repurchase of common stock	(101)	(1)	(5,688)	—	—	(5,689)
Issuance of common stock for share-based compensation plans	566	5	(15,556)	—	—	(15,551)
Stock-based compensation	—	—	15,109	—	—	15,109
Cash dividends declared ($0.12 per share)	—	—	—	(2,355)	—	(2,355)
Other comprehensive income	—	—	—		4,262	4,262
Net income	—	—	—	12,200	—	12,200
March 31, 2018	78,546	785	145,962	519,542	(2,443)	663,846
Repurchase of common stock	(171)	(2)	(10,179)	—	—	(10,181)
Issuance of common stock for share-based compensation plans	358	4	(11,395)	—	—	(11,391)
Issuance of common stock under Employee Stock Purchase Plan	15	—	849	—	—	849
Stock-based compensation	—	—	16,163	—	—	16,163
Cash dividends declared ($0.12 per share)	—	—	—	(2,364)	—	(2,364)
Other comprehensive loss	—	—	—	—	(7,341)	(7,341)
Net loss	—	—	—	(10,409)	—	(10,409)
June 30, 2018	78,748	$787	$141,400	$506,769	$(9,784)	$639,172

December 31, 2018	78,526	$785	$123,205	$510,863	$(13,322)	$621,531
Repurchase of common stock	(144)	(1)	(7,586)	—	—	(7,587)
Issuance of common stock for share-based compensation plans	514	5	(14,843)	—	—	(14,838)
Stock-based compensation	—	—	18,406	—	—	18,406
Cash dividends declared ($0.12 per share)	—	—	—	(2,367)	—	(2,367)
Other comprehensive income	—	—	—	—	2,001	2,001
Net (loss)	—	—	—	(28,717)	—	(28,717)
March 31, 2019	78,896	789	119,182	479,779	(11,321)	588,429
Repurchase of common stock	(88)	(1)	(6,301)	—	—	(6,302)
Issuance of common stock for share-based compensation plans	320	3	(11,217)	—	—	(11,214)
Issuance of common stock under Employee Stock Purchase Plan	16	—	1,103	—	—	1,103
Stock-based compensation	—	—	20,113	—	—	20,113
Cash dividends declared ($0.12 per share)	—	—	—	(2,375)	—	(2,375)
Other comprehensive (loss)	—	—	—	—	(171)	(171)
Net (loss)	—	—	—	(32,296)	—	(32,296)
June 30, 2019	79,144	$791	$122,880	$445,108	$(11,492)	$557,287

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net (loss) income	$(61,013)	$1,791
Adjustments to reconcile net (loss) income to cash provided by operating activities
Stock-based compensation	38,397	31,165
Amortization and depreciation	33,788	20,921
Foreign currency transaction loss (gain)	1,607	(159)
Other non-cash	(230)	(846)
Change in operating assets and liabilities, net	(4,829)	22,560
Cash provided by operating activities	7,720	75,432
Investing activities
Purchases of investments	(10,497)	(51,395)
Proceeds from maturities and called investments	13,545	11,546
Sales of investments	29,965	—
Payments for acquisitions, net of cash acquired	(10,921)	—
Investment in property and equipment	(4,882)	(6,520)
Cash provided by (used in) investing activities	17,210	(46,369)
Financing activities
Dividend payments to shareholders	(4,730)	(4,702)
Common stock repurchases	(39,637)	(41,123)
Cash (used in) financing activities	(44,367)	(45,825)
Effect of exchange rate changes on cash and cash equivalents	515	(1,226)
Net (decrease) in cash and cash equivalents	(18,922)	(17,988)
Cash and cash equivalents, beginning of period	114,422	162,279
Cash and cash equivalents, end of period	$95,500	$144,291

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
2. NEW ACCOUNTING PRONOUNCEMENTS
Financial instruments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including accounts receivable, upon initial recognition of that financial asset using a forward-looking expected loss model, rather than an incurred loss model. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the amortized cost of the asset, removing the concept of “other-than-temporary” impairments. The effective date for the Company will be January 1, 2020, with early adoption permitted. The Company does not expect the adoption of this standard will have a material effect on its financial position or results of operations.
Leases
On January 1, 2019, the Company adopted Accounting Standards Codification 842 “Leases” (“ASC 842”) using the modified retrospective method, reflecting any cumulative effect as an adjustment to equity. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840 “Leases”.
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
See Note 9. “Leases” for additional information.
3. MARKETABLE SECURITIES

	June 30, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$29,495	$156	$(5)	$29,646
Corporate bonds	29,620	291	(8)	29,903
	$59,115	$447	$(13)	$59,549

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$44,802	$13	$(110)	$44,705
Corporate bonds	48,499	23	(226)	48,296
	$93,301	$36	$(336)	$93,001

As of June 30, 2019, maturities of marketable securities ranged from January 2020 to August 2022, with a weighted-average remaining maturity of approximately 1.5 years.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	June 30, 2019	December 31, 2018
Accounts receivable	$134,965	$180,872
Unbilled receivables	169,554	172,656
Long-term unbilled receivables	117,889	151,237
	$422,408	$504,765

Unbilled receivables are client committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables are expected to be billed in the future as follows:

(Dollars in thousands)	June 30, 2019
1 year or less	$169,554	59%
1-2 years	79,128	28%
2-5 years	38,761	13%
	$287,443	100%

Contract assets and deferred revenue

(in thousands)	June 30, 2019	December 31, 2018
Contract assets (1)	$3,770	$3,711
Long-term contract assets (2)	2,190	2,543
	$5,960	$6,254
(1) Included in other current assets. (2) Included in other long-term assets.

(in thousands)	June 30, 2019	December 31, 2018
Deferred revenue	$169,009	$185,145
Long-term deferred revenue (1)	4,342	5,344
	$173,351	$190,489
(1) Included in other long-term liabilities.
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
The change in deferred revenue in the six months ended June 30, 2019 was primarily due to $135.8 million of revenue recognized, excluding the impact of netting contract assets and deferred revenue at the contract level, during the period that was included in deferred revenue at December 31, 2018, partially offset by new billings in advance of revenue recognition.
5. DEFERRED CONTRACT COSTS
The Company recognizes an asset for the incremental costs of obtaining a client contract, which primarily relate to sales commissions. The Company expects to benefit from those costs for more than one year, as the Company generally only pays sales commissions on the initial contract, and not any subsequent contract renewals. As a result, there are no commensurate commissions paid on contract renewals. Deferred costs are amortized on a straight-line basis over the benefit period, which is on average 5 years.

(in thousands)	June 30, 2019	December 31, 2018
Deferred contract costs (1)	$64,809	$64,367
(1) Included in other long-term assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Amortization of deferred contract costs (1)	$5,878	$3,809	$14,179	$7,598
(1) Included in selling and marketing expenses.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of goodwill was:

(in thousands)	Six Months Ended June 30, 2019
Balance as of January 1,	$72,858
Acquisition (1)	6,179
Currency translation adjustments	—
Balance as of June 30,	$79,037

(1) In May 2019, the Company acquired In the Chat Communications Inc., a privately-held software provider of digital customer service software for $10.9 million, net of cash acquired. The Company also expects to issue up to approximately 15 thousand shares in retention-based bonus payments to a key employee upon the achievement of specified retention milestones. The principal assets and liabilities acquired as part of the business combination were additional goodwill and technology intangibles assets of $6.2 million and $5.1 million. The allocation of the purchase price is preliminary for income taxes as the Company is still gathering information.
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives as follows:

		June 30, 2019
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related intangibles	4-10 years	$63,115	$(53,608)	$9,507
Technology	2-10 years	64,843	(52,605)	12,238
Other	1 - 5 years	5,361	(5,361)	—
		$133,319	$(111,574)	$21,745
(1) Included in other long-term assets.

		December 31, 2018
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related intangibles	4-10 years	$63,115	$(51,224)	$11,891
Technology	2-10 years	59,742	(50,398)	9,344
Other	1 - 5 years	5,361	(5,361)	—
		$128,218	$(106,983)	$21,235
(1) Included in other long-term assets.
Amortization of intangible assets was:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$875	$1,231	$2,207	$2,463
Selling and marketing	781	1,605	2,385	3,210
	$1,656	$2,836	$4,592	$5,673

7. ACCRUED EXPENSES

(in thousands)	June 30, 2019	December 31, 2018
Outside professional services expenses	$8,513	$10,367
Income and other taxes	6,401	10,387
Marketing and sales program expenses	12,115	5,860
Dividends payable	2,375	2,363
Employee-related expenses	5,378	3,536
Cloud hosting expenses	11,978	4,604
Other	3,612	8,389
	$50,372	$45,506

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between levels during the six months ended June 30, 2019.
The Company’s assets and liabilities measured at fair value on a recurring basis were:

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,653	$—	$—	$5,653
Marketable securities:
Municipal bonds	$—	$29,646	$—	$29,646
Corporate bonds	—	29,903	—	29,903
Total marketable securities	$—	$59,549	$—	$59,549
Investments in privately-held companies (1)	$—	$—	$3,890	$3,890
(1) Included in other long-term assets.

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,155	$10,000	$—	$20,155
Marketable securities:
Municipal bonds	$—	$44,705	$—	$44,705
Corporate bonds	—	48,296	—	48,296
Total marketable securities	$—	$93,001	$—	$93,001
Investments in privately-held companies (1)	$—	$—	$3,390	$3,390
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

reasonably certain it will exercise those options. The Company’s leases do not contain any material residual value guarantees or restrictive covenants.
Expense

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs (1)	$4,281	$8,581
Variable lease costs	1,362	2,683
	$5,643	$11,264
(1) Lease costs that are fixed.
Right of use assets and lease liabilities

(in thousands)	June 30, 2019
Right of use assets (1)	$57,772
Lease liabilities (2)	$14,576
Long-term lease liabilities	$54,292
(1) An asset that represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets. (2) Included in other current liabilities.
The weighted-average remaining lease term and discount rate for the Company’s leases were:

June 30, 2019
Weighted-average remaining lease term	4.3 years
Weighted-average discount rate (1)	5.7%
(1) The rates implicit in most of the Company’s leases are not readily determinable, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
Maturities of lease liabilities are:

(in thousands)	June 30, 2019
Remainder of 2019	$8,290
2020	18,976
2021	17,099
2022	16,166
2023 and thereafter	17,393
Total lease payments	77,924
Less: imputed interest (1)	(9,056)
$68,868
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash flow information

(in thousands)	Six Months Ended June 30, 2019
Cash paid for leases	9,638
Right of use assets recognized for new leases and amendments (non-cash)	22,667

10. REVENUE
Geographic revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019		2018		2019		2018
U.S.	$119,682	59%	$110,349	55%	$223,673	54%	$224,334	52%
Other Americas	8,873	4%	9,627	5%	37,702	9%	27,342	6%
United Kingdom (“U.K.”)	16,686	8%	23,079	12%	41,235	10%	49,173	11%
Europe (excluding U.K.), Middle East, and Africa	33,395	16%	27,070	14%	67,581	16%	58,896	14%
Asia-Pacific	26,956	13%	26,654	14%	47,947	11%	72,216	17%
	$205,592	100%	$196,779	100%	$418,138	100%	$431,961	100%
Revenue streams

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Perpetual license	$19,320	$13,475	$34,270	$36,553
Term license	24,954	31,309	73,268	96,004
Revenue recognized at a point in time	44,274	44,784	107,538	132,557
Maintenance	69,329	65,906	137,035	130,431
Cloud	31,699	20,201	59,457	35,783
Consulting	60,290	65,888	114,108	133,190
Revenue recognized over time	161,318	151,995	310,600	299,404
	$205,592	$196,779	$418,138	$431,961

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Term license	$24,954	$31,309	$73,268	$96,004
Cloud	31,699	20,201	59,457	35,783
Maintenance	69,329	65,906	137,035	130,431
Subscription (1)	125,982	117,416	269,760	262,218
Perpetual license	19,320	13,475	34,270	36,553
Consulting	60,290	65,888	114,108	133,190
	$205,592	$196,779	$418,138	$431,961
(1)  Reflects client arrangements (term license, cloud, and maintenance) that are subject to renewal.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remaining performance obligations (“RPO”)
Expected future revenue on existing contracts:

	June 30, 2019
(Dollars in thousands)	Perpetual license	Term License	Maintenance	Cloud	Consulting	Total
1 year or less	$8,429	$38,080	$173,421	$124,134	$16,259	$360,323	57%
1-2 years	915	4,678	12,530	98,842	942	117,907	19%
2-3 years	1,306	641	5,801	75,828	227	83,803	13%
Greater than 3 years	—	185	2,812	63,259	—	66,256	11%
	$10,650	$43,584	$194,564	$362,063	$17,428	$628,289	100%

	June 30, 2018
(Dollars in thousands)	Perpetual license	Term License	Maintenance	Cloud	Consulting	Total
1 year or less	$28,626	$20,457	$111,086	$41,036	$12,039	$213,244	45%
1-2 years	15,862	9,878	43,837	66,529	4,103	140,209	29%
2-3 years	2,423	5,665	5,265	50,250	—	63,603	13%
Greater than 3 years	362	944	2,103	55,995	200	59,604	13%
	$47,273	$36,944	$162,291	$213,810	$16,342	$476,660	100%

11. STOCK-BASED COMPENSATION
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenues	$4,911	$4,257	$9,430	$7,958
Selling and marketing	8,364	6,038	15,738	10,696
Research and development	4,572	3,802	9,132	7,439
General and administrative	2,200	1,959	4,097	5,072
	$20,047	$16,056	$38,397	$31,165
Income tax benefit	$(4,056)	$(3,341)	$(7,796)	$(6,482)

As of June 30, 2019, the Company had $99.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.
Grants
The Company granted the following stock-based compensation awards:

	Six Months Ended June 30, 2019
(in thousands)	Shares	Total Fair Value
RSUs	949	$60,855
Non-qualified stock options	1,828	$34,481

Vestings and exercises
During the six months ended June 30, 2019, 0.8 million shares of common stock were issued due to stock option exercises and RSU vestings under the Company’s stock-based compensation plans.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. INCOME TAXES
Effective income tax rate

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
(Benefit from) income taxes	$(25,638)	$(15,103)
Effective income tax rate	30%	113%

During the six months ended June 30, 2019, the Company’s effective income tax rate decreased primarily due to the Global Intangible Low-Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”) provisions of the Tax Reform Act. The Company’s effective income tax rate was also affected by excess tax benefits from stock-based compensation, an increase in U.S. research and development tax credits, and a decrease in uncertain tax positions as a result of the lapse of the statute of limitations on certain foreign reserves.
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
The calculation of the basic and diluted earnings per share was:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Basic
Net (loss) income	$(32,296)	$(10,409)	$(61,013)	$1,791
Weighted-average common shares outstanding	78,987	78,635	78,787	78,436
(Loss) earnings per share, basic	$(0.41)	$(0.13)	$(0.77)	$0.02

Diluted
Net (loss) income	$(32,296)	$(10,409)	$(61,013)	$1,791
Weighted-average effect of dilutive securities:
Stock options	—	—	—	3,132
RSUs	—	—	—	1,679
Effect of dilutive securities	—	—	—	4,811
Weighted-average common shares outstanding, assuming dilution	78,987	78,635	78,787	83,247
(Loss) earnings per share, diluted	$(0.41)	$(0.13)	$(0.77)	$0.02

Outstanding anti-dilutive stock options and RSUs (1)	6,253	6,500	5,908	242
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
Important factors that could cause actual future activities and results to differ materially from those expressed in such forward-looking statements include, among others, variation in demand for our products and services, reliance on third party relationships, reliance on key personnel, the inherent risks associated with international operations and the continued uncertainties in the global economy, our continued effort to market and sell both domestically and internationally, foreign currency exchange rates, the potential legal and financial liabilities and reputation damage due to cyber-attacks and security breaches, and management of our growth. These risks and other factors that could cause actual results to differ materially from those expressed in such forward-looking statements are described more completely in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 and other filings we make with the U.S. Securities and Exchange Commission (“SEC”).
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
BUSINESS OVERVIEW
We develop, market, license, and support enterprise software applications that help organizations transform the way they engage with their customers and process and complete work across their enterprise. We also license our no-code Pega Platform™ for rapid application development to clients that wish to build and extend their own business applications. Our cloud-architected portfolio of customer engagement and digital process automation applications leverages artificial intelligence (“AI”), case management, and robotic automation technology, built on our unified no-code Pega Platform, empowering businesses to quickly design, extend, and scale their enterprise applications to meet strategic business needs.
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
Performance metrics
We utilize a number of performance measures in analyzing and assessing our overall performance, making operating decisions, and forecasting and planning for future periods.

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018			2019	2018
Total revenue	$205,592	$196,779	$8,813	4%	$418,138	$431,961	$(13,823)	(3)%
Subscription revenue (1)	$125,982	$117,416	$8,566	7%	$269,760	$262,218	$7,542	3%
Net (loss) income	$(32,296)	$(10,409)	$(21,887)	(210)%	$(61,013)	$1,791	$(62,804)	*
(Loss) earnings per share, diluted	$(0.41)	$(0.13)	$(0.28)	(215)%	$(0.77)	$0.02	$(0.79)	*
* not meaningful
(1) Reflects client arrangements (term license, cloud, and maintenance) that are subject to renewal.

Annual Contract Value (“ACV”) (1) (2)
The change in ACV measures the growth and predictability of future cash flows from Pega Cloud and Client Cloud committed arrangements as of the end of the particular reporting period.

	June 30,		Change		Constant Currency Change
(Dollars in thousands)	2019	2018
Maintenance ACV	$277,316	$263,624	$13,692	5%	7%
Term ACV	199,299	168,528	$30,771	18%	19%
Client Cloud ACV	476,615	432,152	$44,463	10%	12%
Pega Cloud ACV	136,074	82,376	53,698	65%	67%
Total ACV	$612,689	$514,528	$98,161	19%	21%
(1) Total ACV, as of a given date, is the sum of the following two components:

•
Client Cloud: the sum of (1) the annual value of each term license contract in effect on such date, which is equal to its total license value divided by the total number of years and (2) maintenance revenue reported for the quarter ended on such date, multiplied by four. We do not provide hosting for Client Cloud arrangements.

•	Pega Cloud: the total of the annual value of each cloud contract in effect on such date, which is equal to its total value divided by the total number of years.
(2) As foreign currency exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of ACV growth rates on a constant currency basis enhances the understanding of our results and evaluation of our performance in comparison to prior periods. The percent change in constant currency is calculated by applying the applicable current period exchange rates to prior period ACV.

Remaining performance obligations (“RPO”)
Expected future revenue on existing contracts:

	June 30, 2019
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$8,429	$38,080	$173,421	$124,134	$16,259	$360,323	57%
1-2 years	915	4,678	12,530	98,842	942	117,907	19%
2-3 years	1,306	641	5,801	75,828	227	83,803	13%
Greater than 3 years	—	185	2,812	63,259	—	66,256	11%
	$10,650	$43,584	$194,564	$362,063	$17,428	$628,289	100%
Change in RPO Since June 30, 2018
	$(36,623)	$6,640	$32,273	$148,253	$1,086	$151,629
	(77)%	18%	20%	69%	7%	32%

	June 30, 2018
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$28,626	$20,457	$111,086	$41,036	$12,039	$213,244	45%
1-2 years	15,862	9,878	43,837	66,529	4,103	140,209	29%
2-3 years	2,423	5,665	5,265	50,250	—	63,603	13%
Greater than 3 years	362	944	2,103	55,995	200	59,604	13%
	$47,273	$36,944	$162,291	$213,810	$16,342	$476,660	100%
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
RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2019		2018				2019		2018
Cloud	$31,699	15%	$20,201	10%	$11,498	57%	$59,457	14%	$35,783	8%	$23,674	66%
Term license	24,954	12%	31,309	16%	(6,355)	(20)%	73,268	18%	96,004	22%	(22,736)	(24)%
Maintenance	69,329	34%	65,906	34%	3,423	5%	137,035	33%	130,431	31%	6,604	5%
Subscription (1)	125,982	61%	117,416	60%	8,566	7%	269,760	65%	262,218	61%	7,542	3%
Perpetual license	19,320	9%	13,475	7%	5,845	43%	34,270	8%	36,553	8%	(2,283)	(6)%
Consulting	60,290	30%	65,888	33%	(5,598)	(8)%	114,108	27%	133,190	31%	(19,082)	(14)%
	$205,592	100%	$196,779	100%	$8,813	4%	$418,138	100%	$431,961	100%	$(13,823)	(3)%
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
Subscription revenue
The increases in cloud revenue in the three and six months ended June 30, 2019 reflect the shift in client preferences to cloud arrangements from other types of arrangements.
The decreases in term license revenue in the three and six months ended June 30, 2019 were due to revenue recognized from several large, multi-year term license contracts in the three and six months ended June 30, 2018 and reflect the shift in client preferences in favor of our cloud offerings. The decreases are also attributable to revenue recognized from term license contracts in the six months ended June 30, 2019 with multi-year committed maintenance periods, which resulted in a greater portion of the contract value being allocated to maintenance.
The increases in maintenance revenue in the three and six months ended June 30, 2019 were primarily due to the continued growth in the aggregate value of the installed base of our software and strong renewal rates in excess of 90%.
Perpetual license
The increase in perpetual license revenue in the three months ended June 30, 2019 was primarily due to revenue recognized from a large perpetual license contract in the second quarter of 2019. The decrease in perpetual license revenue in the six months ended June 30, 2019 reflects the shift in client preferences in favor of our cloud offerings instead of our perpetual license arrangements.
Consulting
Our consulting revenue fluctuates depending upon the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners. The decreases in consulting revenue in the three and six months ended June 30, 2019 were primarily due to a decrease in billable hours.
Gross profit

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(Dollars in thousands)	2019		2018				2019		2018
Software license	$43,346	98%	$43,522	97%	$(176)	—%	$105,232	98%	$130,040	98%	$(24,808)	(19)%
Maintenance	63,037	91%	60,032	91%	3,005	5%	124,408	91%	118,475	91%	5,933	5%
Cloud	15,052	47%	11,423	57%	3,629	32%	29,512	50%	19,284	54%	10,228	53%
Consulting	7,077	12%	7,985	12%	(908)	(11)%	7,469	7%	14,731	11%	(7,262)	(49)%
	$128,512	63%	$122,962	62%	$5,550	5%	$266,621	64%	$282,530	65%	$(15,909)	(6)%
The recent shift in our revenue mix toward cloud arrangements has resulted in slower total gross profit growth as our cloud business continues to grow and scale. Revenue from cloud arrangements is generally recognized over the service period, while revenue from term and perpetual license arrangements is generally recognized upfront when the license rights become effective.
The increase in total gross profit in the three months ended June 30, 2019 was primarily due to an increase in cloud revenue reflecting the shift in client preferences to cloud arrangements from other types of arrangements, and an increase in maintenance revenue due to the continued growth in the aggregate value of the installed base of our software and strong renewal rates in excess of 90%. The decrease in total gross profit in the six months ended June 30, 2019 was primarily due to a decrease in term and perpetual license revenue reflecting the shift in client preferences toward our cloud offerings and a decrease in consulting revenue due to a decrease in billable hours.
The increase in total gross profit percent in the three months ended June 30, 2019 was driven by an increase in higher margin maintenance revenue. The decrease in total gross profit percent in the six months ended June 30, 2019 was driven by the shift in client preferences in favor of cloud arrangements, which are lower margin than our term and perpetual license revenue streams.
The decreases in cloud gross profit percent in the three and six months ended June 30, 2019 were driven by an increase in costs as we accelerated our investments in cloud infrastructure and service delivery to support future growth. The decrease in consulting gross profit percent in the six months ended June 30, 2019 was driven by a decrease in billable hours as consulting resources were transitioning to new projects after completing a large project and an increase in consulting resource availability as we continue growing and leveraging our partner network.

Operating expenses
Selling and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018			2019	2018
Selling and marketing (1)	$116,962	$93,972	$22,990	24%	$225,827	$182,355	$43,472	24%
As a percent of total revenue	57%	48%			54%	42%
Selling and marketing headcount, end of period					1,428	1,159	269	23%
(1) Includes compensation, benefits, and other headcount-related expenses associated with selling and marketing activities, as well as advertising, promotions, trade shows, seminars, and the amortization of client-related intangibles.
The increases in the three and six months ended June 30, 2019 were primarily due to increases in compensation and benefits of $17.7 million and $35.4 million, attributable to increased headcount, equity compensation, and increases of $2.1 million and $6.6 million in deferred contract cost amortization. The increase in headcount reflects our efforts to increase our sales capacity to deepen relationships with existing clients and target new accounts.
Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018			2019	2018
Research and development (1)	$49,714	$41,972	$7,742	18%	$100,310	$88,757	$11,553	13%
As a percent of total revenue	24%	21%			24%	21%
Research and development headcount, end of period					1,667	1,563	104	7%
(1) Includes compensation, benefits, contracted services, and other headcount-related expenses associated with the development of our products, as well as enhancements and design changes to existing products and the integration of acquired technologies.
The increases in the three and six months ended June 30, 2019 were primarily due to increases in compensation and benefits of $4.6 million and $6.7 million, attributable to an increase in headcount and equity compensation, and increases of $1.7 million and $3.3 million in cloud hosting expenses as we expand our cloud-focused research and development activities.
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018			2019	2018
General and administrative (1)	$14,174	$10,181	$3,993	39%	$26,850	$26,645	$205	1%
As a percent of total revenue	7%	5%			6%	6%
General and administrative headcount, end of period (2)					383	310	73	24%
(1) Includes compensation, benefits, and other headcount-related expenses associated with finance, legal, corporate governance, and other administrative headcount. Also includes accounting, legal, and other professional consulting and administrative fees. (2) The headcount includes employees in corporate services departments, whose costs are partially allocated to other operating expense areas.
The increase in the three months ended June 30, 2019 was primarily due to an increase in compensation and benefits of $1.7 million, due to increased headcount.
Stock-based compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018			2019	2018
Cost of revenues	$4,911	$4,257	$654	15%	$9,430	$7,958	$1,472	18%
Selling and marketing	8,364	6,038	2,326	39%	15,738	10,696	5,042	47%
Research and development	4,572	3,802	770	20%	9,132	7,439	1,693	23%
General and administrative	2,200	1,959	241	12%	4,097	5,072	(975)	(19)%
	$20,047	$16,056	$3,991	25%	$38,397	$31,165	$7,232	23%
The increases in the three and six months ended June 30, 2019 were primarily due to the increased value of our annual periodic equity awards granted in March 2019 and 2018. These awards generally have a five-year vesting schedule.

Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018			2019	2018
Foreign currency transaction gain (loss)	$2,105	$1,244	$861	69%	$(1,607)	$159	$(1,766)	*
Interest income, net	544	629	(85)	(14)%	1,267	1,393	(126)	(9)%
Other income, net	55	—	55	—%	55	363	(308)	(85)%
	$2,704	$1,873	$831	44%	$(285)	$1,915	$(2,200)	*
* not meaningful
The changes in foreign currency transaction gain (loss) were primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency denominated cash, accounts receivable, and intercompany receivables and payables held by our United Kingdom (“U.K.”) subsidiary.
(Benefit from) income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
(Benefit from) income taxes	$(17,338)	$(10,881)	$(25,638)	$(15,103)
Effective income tax rate			30%	113%
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
During the six months ended June 30, 2019, the Company’s effective income tax rate changed primarily due to the Global Intangible Low-Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”) provisions of the Tax Reform Act. The Company’s effective income tax rate was also affected by excess tax benefits from stock-based compensation, an increase in U.S. research and development tax credits, and a decrease in uncertain tax positions as a result of the lapse of the statute of limitations on certain foreign reserves.
LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash provided by (used in):
Operating activities	$7,720	$75,432
Investing activities	17,210	(46,369)
Financing activities	(44,367)	(45,825)
Effect of exchange rates on cash and cash equivalents	515	(1,226)
Net (decrease) in cash and cash equivalents	$(18,922)	$(17,988)

(in thousands)	June 30, 2019	December 31, 2018
Held by U.S. entities	$81,482	$143,533
Held by foreign entities	73,567	63,890
Total cash, cash equivalents, and marketable securities	$155,049	$207,423
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
Cash provided by operating activities
As client preferences continue to shift in favor of cloud arrangements, we could continue to experience slower operating cash flow growth in the near term. Cash from cloud arrangements is generally collected over an average service period of three years, while cash from perpetual license arrangements is generally collected upfront, shortly after the license rights become effective.

The primary driver of the decrease in the six months ended June 30, 2019 was the recent shift in our revenue mix toward cloud arrangements, which are generally collected over an average service period of three years, and increased costs as the Company accelerated investments in its cloud offerings and selling and marketing activities to support future growth.
Cash provided by (used in) investing activities
The change in cash provided by (used in) investing activities was primarily driven by the timing of investment maturities and sales, purchases of new investments, and the payment of consideration for the acquisition of In the Chat Communications Inc. in May 2019.
Cash (used in) financing activities
We primarily used cash in financing activities for repurchases of our common stock under our publicly announced stock repurchase programs, stock repurchases for tax withholdings for the net settlement of our equity awards, and the payment of our quarterly dividend.
Stock repurchase program (1)
The changes in the remaining stock repurchase authority was:

Six Months Ended June 30,
(in thousands)	2019
January 1,	$6,620
Authorizations (2)	60,000
Repurchases	(13,889)
June 30,	$52,731
(1) Purchases under these programs have been made on the open market. (2) On March 15, 2019, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2020 and increased the amount of common stock we are authorized to repurchase by $60 million between March 15, 2019 and June 30, 2020.
Common stock repurchases

	Six Months Ended June 30,
	2019		2018
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	390	$26,054	454	$26,992
Stock repurchase program (1)
Repurchases paid	229	13,689	254	14,871
Repurchases unsettled at period end	3	200	18	998
Activity in period (2)	622	$39,943	726	$42,861
(1) Represents activity under our publicly announced stock repurchase programs. (2) During the six months ended June 30, 2019 and 2018, instead of receiving cash from the equity holders, we withheld shares with a value of $23.1 million and $21.1 million, respectively, for the exercise price of options. These amounts have been excluded from the table above.
Dividends

	Six Months Ended June 30,
(in thousands)	2019	2018
Dividend payments to shareholders	$4,730	$4,702
It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify the dividend program at any time without prior notice.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes during the six months ended June 30, 2019 to the market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2019. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes during the six months ended June 30, 2019 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information regarding our repurchases of our common stock during the three months ended June 30, 2019.

(in thousands, except per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
April 1, 2019 - April 30, 2019	39	$70.05	30	$56,930
May 1, 2019 - May 31, 2019	189	$71.57	30	$54,731
June 1, 2019 - June 30, 2019	170	$71.19	28	$52,731
	398	$71.26
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
Recent Sales of Unregistered Securities
In connection with our acquisition of In the Chat Communications Inc. on May 10, 2019 and in reliance on the Regulation D exemption from registration requirements under the Securities Act, we granted an employee the right to obtain up to 14,497 shares of our common stock, which will be issued in five equal tranches contingent upon continued employment. No general solicitation or advertising to market the securities occurred.

ITEM 6.     EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32+	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	August 7, 2019	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)