Form 10-Q
period 2019-09-30
PEGASYSTEMS INC
filed 2019-11-07
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-11859
____________________________

PEGASYSTEMS INC.
(Exact name of Registrant as specified in its charter)
____________________________

Massachusetts					04-2787865
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)

One Rogers Street	,	Cambridge	,	MA	02142-1209
(Address of principal executive offices)					(Zip Code)
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 79,332,662 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on October 31, 2019.

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$92,104	$114,422
Marketable securities	20,465	93,001
Total cash, cash equivalents, and marketable securities	112,569	207,423
Accounts receivable	123,268	180,872
Unbilled receivables	172,090	172,656
Other current assets	58,204	49,684
Total current assets	466,131	610,635
Long-term unbilled receivables	123,962	151,237
Goodwill	78,862	72,858
Other long-term assets	248,069	147,823
Total assets	$917,024	$982,553
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,435	$16,487
Accrued expenses	41,520	45,506
Accrued compensation and related expenses	88,349	84,671
Deferred revenue	159,849	185,145
Other current liabilities	15,742	—
Total current liabilities	320,895	331,809
Operating lease liabilities	56,904	—
Other long-term liabilities	10,393	29,213
Total liabilities	388,192	361,022
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 79,324 and 78,526 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	793	785
Additional paid-in capital	129,559	123,205
Retained earnings	412,389	510,863
Accumulated other comprehensive (loss)	(13,909)	(13,322)
Total stockholders’ equity	528,832	621,531
Total liabilities and stockholders’ equity	$917,024	$982,553

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Software license	$58,005	$52,342	$165,543	$184,899
Maintenance	70,371	66,017	207,406	196,448
Services	88,327	84,904	261,892	253,877
Total revenue	216,703	203,263	634,841	635,224
Cost of revenue
Software license	676	1,255	2,982	3,772
Maintenance	6,688	6,079	19,315	18,035
Services	73,534	67,089	210,118	202,047
Total cost of revenue	80,898	74,423	232,415	223,854
Gross profit	135,805	128,840	402,426	411,370
Operating expenses
Selling and marketing	115,237	87,490	341,064	269,845
Research and development	52,492	46,504	152,802	135,261
General and administrative	14,843	12,104	41,693	38,749
Total operating expenses	182,572	146,098	535,559	443,855
(Loss) from operations	(46,767)	(17,258)	(133,133)	(32,485)
Foreign currency transaction (loss) gain	(1,970)	399	(3,577)	558
Interest income, net	556	683	1,823	2,076
Other income, net	323	—	378	363
(Loss) before (benefit from) income taxes	(47,858)	(16,176)	(134,509)	(29,488)
(Benefit from) income taxes	(17,520)	(8,589)	(43,158)	(23,692)
Net (loss)	$(30,338)	$(7,587)	$(91,351)	$(5,796)
(Loss) per share
Basic	$(0.38)	$(0.10)	$(1.16)	$(0.07)
Diluted	$(0.38)	$(0.10)	$(1.16)	$(0.07)
Weighted-average number of common shares outstanding
Basic	79,200	78,700	78,928	78,525
Diluted	79,200	78,700	78,928	78,525

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss)	$(30,338)	$(7,587)	$(91,351)	$(5,796)
Other comprehensive (loss), net of tax
Unrealized (loss) gain on available-for-sale marketable securities	(216)	(162)	396	(277)
Foreign currency translation adjustments	(2,201)	(1,934)	(983)	(4,898)
Total other comprehensive (loss), net of tax	(2,417)	(2,096)	(587)	(5,175)
Comprehensive (loss)	$(32,755)	$(9,683)	$(91,938)	$(10,971)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2017	78,081	$781	$152,097	$509,697	$(6,705)	$655,870
Repurchase of common stock	(101)	(1)	(5,688)	—	—	(5,689)
Issuance of common stock for share-based compensation plans	566	5	(15,556)	—	—	(15,551)
Stock-based compensation	—	—	15,109	—	—	15,109
Cash dividends declared ($0.12 per share)	—	—	—	(2,355)	—	(2,355)
Other comprehensive income	—	—	—	—	4,262	4,262
Net income	—	—	—	12,200	—	12,200
March 31, 2018	78,546	785	145,962	519,542	(2,443)	663,846
Repurchase of common stock	(171)	(2)	(10,179)	—	—	(10,181)
Issuance of common stock for share-based compensation plans	358	4	(11,395)	—	—	(11,391)
Issuance of common stock under Employee Stock Purchase Plan	15	—	849	—	—	849
Stock-based compensation	—	—	16,163	—	—	16,163
Cash dividends declared ($0.12 per share)	—	—	—	(2,364)	—	(2,364)
Other comprehensive (loss)	—	—	—	—	(7,341)	(7,341)
Net (loss)	—	—	—	(10,409)	—	(10,409)
June 30, 2018	78,748	787	141,400	506,769	(9,784)	639,172
Repurchase of common stock	(242)	(2)	(14,277)	—	—	(14,279)
Issuance of common stock for share-based compensation plans	310	3	(8,399)	—	—	(8,396)
Stock-based compensation	—	—	16,408		—	16,408
Cash dividends declared ($0.12 per share)	—	—	—	(2,367)	—	(2,367)
Other comprehensive (loss)	—	—	—	—	(2,096)	(2,096)
Net (loss)	—	—	—	(7,587)	—	(7,587)
September 30, 2018	78,816	$788	$135,132	$496,815	$(11,880)	$620,855
See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2018	78,526	$785	$123,205	$510,863	$(13,322)	$621,531
Repurchase of common stock	(144)	(1)	(7,586)	—	—	(7,587)
Issuance of common stock for share-based compensation plans	514	5	(14,843)	—	—	(14,838)
Stock-based compensation	—	—	18,406	—	—	18,406
Cash dividends declared ($0.12 per share)	—	—	—	(2,367)	—	(2,367)
Other comprehensive income	—	—	—	—	2,001	2,001
Net (loss)	—	—	—	(28,717)	—	(28,717)
March 31, 2019	78,896	789	119,182	479,779	(11,321)	588,429
Repurchase of common stock	(88)	(1)	(6,301)	—	—	(6,302)
Issuance of common stock for share-based compensation plans	320	3	(11,217)	—	—	(11,214)
Issuance of common stock under Employee Stock Purchase Plan	16	—	1,103	—	—	1,103
Stock-based compensation	—	—	20,113	—	—	20,113
Cash dividends declared ($0.12 per share)	—	—	—	(2,375)	—	(2,375)
Other comprehensive (loss)	—	—	—	—	(171)	(171)
Net (loss)	—	—	—	(32,296)	—	(32,296)
June 30, 2019	79,144	791	122,880	445,108	(11,492)	557,287
Repurchase of common stock	(88)	(1)	(6,396)	—	—	(6,397)
Issuance of common stock for share-based compensation plans	268	3	(8,804)	—	—	(8,801)
Stock-based compensation	—	—	21,879	—	—	21,879
Cash dividends declared ($0.12 per share)	—	—	—	(2,381)	—	(2,381)
Other comprehensive (loss)	—	—	—	—	(2,417)	(2,417)
Net (loss)	—	—	—	(30,338)	—	(30,338)
September 30, 2019	79,324	$793	$129,559	$412,389	$(13,909)	$528,832

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net (loss)	$(91,351)	$(5,796)
Adjustments to reconcile net (loss) to cash (used in) provided by operating activities
Stock-based compensation	60,242	47,573
Amortization and depreciation	50,622	31,742
Deferred income taxes	(40,531)	(1,388)
Foreign currency transaction loss (gain)	3,577	(558)
Other non-cash	(363)	(1,377)
Change in operating assets and liabilities, net	4,342	(3,108)
Cash (used in) provided by operating activities	(13,462)	67,088
Investing activities
Purchases of investments	(11,182)	(68,177)
Proceeds from maturities and called investments	13,066	26,456
Sales of investments	68,937	—
Payments for acquisitions, net of cash acquired	(10,934)	—
Investment in property and equipment	(6,439)	(7,874)
Cash provided by (used in) investing activities	53,448	(49,595)
Financing activities
Dividend payments to shareholders	(7,105)	(7,067)
Common stock repurchases	(54,836)	(64,597)
Cash (used in) financing activities	(61,941)	(71,664)
Effect of exchange rate changes on cash and cash equivalents	(363)	(1,913)
Net (decrease) in cash and cash equivalents	(22,318)	(56,084)
Cash and cash equivalents, beginning of period	114,422	162,279
Cash and cash equivalents, end of period	$92,104	$106,195

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
2. NEW ACCOUNTING PRONOUNCEMENTS
Leases
On January 1, 2019, the Company adopted Accounting Standards Codification 842 “Leases” (“ASC 842”) using the modified retrospective method, reflecting any cumulative effect as an adjustment to equity. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 840 “Leases”.
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
3. MARKETABLE SECURITIES

	September 30, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$10,680	$69	$—	$10,749
Corporate bonds	9,611	105	—	9,716
	$20,291	$174	$—	$20,465

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$44,802	$13	$(110)	$44,705
Corporate bonds	48,499	23	(226)	48,296
	$93,301	$36	$(336)	$93,001

As of September 30, 2019, maturities of marketable securities ranged from May 2020 to August 2022, with a weighted-average remaining maturity of approximately 1.5 years.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	September 30, 2019	December 31, 2018
Accounts receivable	$123,268	$180,872
Unbilled receivables	172,090	172,656
Long-term unbilled receivables	123,962	151,237
	$419,320	$504,765

Unbilled receivables are client committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables are expected to be billed in the future as follows:

(Dollars in thousands)	September 30, 2019
1 year or less	$172,090	59%
1-2 years	84,045	28%
2-5 years	39,917	13%
	$296,052	100%

Contract assets and deferred revenue

(in thousands)	September 30, 2019	December 31, 2018
Contract assets (1)	$5,046	$3,711
Long-term contract assets (2)	2,381	2,543
	$7,427	$6,254
(1) Included in other current assets. (2) Included in other long-term assets.

(in thousands)	September 30, 2019	December 31, 2018
Deferred revenue	$159,849	$185,145
Long-term deferred revenue (1)	4,029	5,344
	$163,878	$190,489
(1) Included in other long-term liabilities.
Contract assets are client committed amounts for which revenue recognized exceeds the amount billed to the client and the right to payment is subject to conditions other than the passage of time, such as the completion of a related performance obligation. Deferred revenue consists of billings and payments received in advance of revenue recognition. Contract assets and deferred revenue are netted at the contract level for each reporting period.
The change in deferred revenue in the nine months ended September 30, 2019 was primarily due to revenue recognized during the period that was included in deferred revenue at December 31, 2018, partially offset by new billings in advance of revenue recognition.
5. DEFERRED CONTRACT COSTS
The Company recognizes an asset for the incremental costs of obtaining a client contract, which relate to sales commissions. The Company expects to benefit from those costs for more than one year, as the Company generally only pays sales commissions on the initial contract and not any subsequent contract renewals. As a result, there are no commensurate commissions paid on contract renewals. Deferred costs are amortized on a straight-line basis over the benefit period, which is on average 5 years.

(in thousands)	September 30, 2019	December 31, 2018
Deferred contract costs (1)	$67,182	$64,367
(1) Included in other long-term assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Amortization of deferred contract costs (1)	$8,193	$4,208	$22,372	$11,806
(1) Included in selling and marketing expenses.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of goodwill was:

(in thousands)	Nine Months Ended September 30, 2019
Balance as of January 1,	$72,858
Acquisition (1)	6,179
Currency translation adjustments	(175)
Balance as of September 30,	$78,862

(1) In May 2019, the Company acquired In the Chat Communications Inc., a privately-held software provider of digital customer service software, for $10.9 million, net of cash acquired. The Company also expects to issue up to approximately 15 thousand shares in retention-based bonus payments to a key employee upon the achievement of specified retention milestones. The principal assets and liabilities acquired as part of the business combination were additional goodwill and technology intangible assets of $6.2 million and $5.1 million.
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives as follows:

		September 30, 2019
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,089	$(53,960)	$9,129
Technology	2-10 years	64,843	(53,252)	11,591
Other	1 - 5 years	5,361	(5,361)	—
		$133,293	$(112,573)	$20,720
(1) Included in other long-term assets.

		December 31, 2018
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,115	$(51,224)	$11,891
Technology	2-10 years	59,742	(50,398)	9,344
Other	1 - 5 years	5,361	(5,361)	—
		$128,218	$(106,983)	$21,235
(1) Included in other long-term assets.
Amortization of intangible assets was:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$647	$1,232	$2,854	$3,695
Selling and marketing	370	1,603	2,754	4,813
	$1,017	$2,835	$5,608	$8,508

7. ACCRUED EXPENSES

(in thousands)	September 30, 2019	December 31, 2018
Outside professional services expenses	$8,568	$10,367
Income and other taxes	5,418	10,387
Marketing and sales program expenses	5,969	5,860
Dividends payable	2,381	2,363
Employee-related expenses	4,785	3,536
Cloud hosting expenses	10,158	4,604
Other	4,241	8,389
	$41,520	$45,506

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

The Company’s cash equivalents are composed of money market funds and time deposits, which are classified within Level 1 and Level 2, respectively, in the fair value hierarchy. The Company’s marketable securities, which are classified within Level 2 of the fair value hierarchy, are valued based on a market approach using quoted prices, when available, or matrix pricing compiled by third-party pricing vendors, using observable market inputs such as interest rates, yield curves, and credit risk. The Company’s investments in privately-held companies are classified within Level 3 of the fair value hierarchy.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between levels during the nine months ended September 30, 2019.
The Company’s assets and liabilities measured at fair value on a recurring basis were:

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$88	$—	$—	$88
Marketable securities:
Municipal bonds	$—	$10,749	$—	$10,749
Corporate bonds	—	9,716	—	9,716
Total marketable securities	$—	$20,465	$—	$20,465
Investments in privately-held companies (1)	$—	$—	$4,583	$4,583
(1) Included in other long-term assets.

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,155	$10,000	$—	$20,155
Marketable securities:
Municipal bonds	$—	$44,705	$—	$44,705
Corporate bonds	—	48,296	—	48,296
Total marketable securities	$—	$93,001	$—	$93,001
Investments in privately-held companies (1)	$—	$—	$3,390	$3,390
(1) Included in other long-term assets.
For certain other financial instruments, including accounts receivable and accounts payable, the carrying value approximates fair value due to the relatively short maturity of these items.
9. LEASES
The Company’s leases are primarily for office space used in the ordinary course of business.
Accounting policy
All the Company’s leases are operating leases. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right of use assets and lease liabilities at the lease commencement date and thereafter if modified. Fixed lease costs are recognized on a straight-line basis over the term of the lease. Variable lease costs are recognized in the period in which the obligation for those payments is incurred. The Company combines lease and non-lease components in the determination of lease costs for its office space leases. The lease liability includes lease payments related to options to extend or renew the lease term if the Company is

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

reasonably certain it will exercise those options. The Company’s leases do not contain any material residual value guarantees or restrictive covenants.
Expense

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed lease costs	$4,763	$13,344
Variable lease costs	1,470	4,153
	$6,233	$17,497

Right of use assets and lease liabilities

(in thousands)	September 30, 2019
Right of use assets (1)	$62,296
Lease liabilities (2)	$15,742
Long-term lease liabilities	$56,904
(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets. (2) Included in other current liabilities.
The weighted-average remaining lease term and discount rate for the Company’s leases were:

September 30, 2019
Weighted-average remaining lease term	4.2 years
Weighted-average discount rate (1)	5.8%
(1) The rates implicit in most of the Company’s leases are not readily determinable, therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
Maturities of lease liabilities are:

(in thousands)	September 30, 2019
Remainder of 2019	$3,402
2020	21,061
2021	18,800
2022	17,642
2023 and thereafter	21,375
Total lease payments	82,280
Less: imputed interest (1)	(9,634)
Total short and long-term lease liabilities	$72,646
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.
As of December 31, 2018, the Company’s future minimum rental payments required under operating leases with noncancellable terms in excess of one year as determined before the adoption of ASC 842 were:

(in thousands)	Operating Leases (1)
2019	$15,993
2020	14,807
2021	13,262
2022	12,279
2023	11,084
$67,425
(1) Operating leases include future minimum rent payments, net of estimated sublease income for facilities that the Company has vacated pursuant to its restructuring activities.
Cash flow information

(in thousands)	Nine Months Ended September 30, 2019
Cash paid for leases	14,586
Right of use assets recognized for new leases and amendments (non-cash)	31,126

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. REVENUE
Geographic revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019		2018		2019		2018
U.S.	$123,447	57%	$103,075	51%	$347,120	55%	$327,409	51%
Other Americas	11,748	5%	10,424	5%	49,450	8%	37,766	6%
United Kingdom (“U.K.”)	23,034	11%	19,277	9%	64,269	10%	68,450	11%
Europe (excluding U.K.), Middle East, and Africa	34,761	16%	42,254	21%	102,342	16%	101,150	16%
Asia-Pacific	23,713	11%	28,233	14%	71,660	11%	100,449	16%
	$216,703	100%	$203,263	100%	$634,841	100%	$635,224	100%

Revenue streams

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Perpetual license	$9,016	$20,276	$43,286	$56,829
Term license	48,989	32,066	122,257	128,070
Revenue recognized at a point in time	58,005	52,342	165,543	184,899
Maintenance	70,371	66,017	207,406	196,448
Cloud	35,153	22,184	94,610	57,967
Consulting	53,174	62,720	167,282	195,910
Revenue recognized over time	158,698	150,921	469,298	450,325
	$216,703	$203,263	$634,841	$635,224

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Term license	$48,989	$32,066	$122,257	$128,070
Cloud	35,153	22,184	94,610	57,967
Maintenance	70,371	66,017	207,406	196,448
Subscription (1)	154,513	120,267	424,273	382,485
Perpetual license	9,016	20,276	43,286	56,829
Consulting	53,174	62,720	167,282	195,910
	$216,703	$203,263	$634,841	$635,224
(1)  Reflects client arrangements (term license, cloud, and maintenance) that are subject to renewal.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remaining performance obligations (“RPO”)
Expected future revenue on existing contracts:

	September 30, 2019
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$7,689	$25,948	$158,220	$133,785	$13,145	$338,787	56%
1-2 years	853	3,798	18,590	105,081	863	129,185	21%
2-3 years	1,306	591	8,323	72,915	841	83,976	14%
Greater than 3 years	—	85	4,959	51,591	—	56,635	9%
	$9,848	$30,422	$190,092	$363,372	$14,849	$608,583	100%

	September 30, 2018
(Dollars in thousands)	Perpetual license	Term License	Maintenance	Cloud	Consulting	Total
1 year or less	$25,343	$44,283	$140,591	$88,529	$14,107	$312,853	60%
1-2 years	6,490	10,063	8,877	70,815	1,830	98,075	19%
2-3 years	360	1,598	2,586	54,646	449	59,639	11%
Greater than 3 years	1,306	218	1,079	49,110	50	51,763	10%
	$33,499	$56,162	$153,133	$263,100	$16,436	$522,330	100%

Major clients
Clients accounting for 10% or more of the Company’s total revenue were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Total revenue	$216,703	$203,263	$634,841	$635,224
Client A	*	10%	*	*
*Client accounted for less than 10% of total revenue.
11. STOCK-BASED COMPENSATION
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenues	$4,787	$4,319	$14,216	$12,277
Selling and marketing	8,317	6,198	24,055	16,895
Research and development	4,858	3,917	13,990	11,356
General and administrative	3,884	1,974	7,981	7,045
	$21,846	$16,408	$60,242	$47,573
Income tax benefit	$(4,430)	$(3,555)	$(12,226)	$(10,037)

As of September 30, 2019, the Company had $95.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.
Grants
The Company granted the following stock-based compensation awards:

	Nine Months Ended September 30, 2019
(in thousands)	Shares	Total Fair Value
RSUs	1,153	$75,510
Non-qualified stock options	2,165	$41,260
Common stock	11	$800

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Common stock issued
During the nine months ended September 30, 2019, the Company issued 1.1 million shares of common stock under the Company’s stock-based compensation plans.
12. INCOME TAXES
Effective income tax rate

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
(Benefit from) income taxes	$(43,158)	$(23,692)
Effective income tax rate	32%	80%

During the nine months ended September 30, 2019, the Company’s effective income tax rate decreased primarily due to the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Reform Act. The Company’s effective income tax rate was also affected by excess tax benefits from stock-based compensation and an increase in U.S. research and development tax credits.
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
The calculation of the basic and diluted earnings per share was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Basic
Net (loss)	$(30,338)	$(7,587)	$(91,351)	$(5,796)
Weighted-average common shares outstanding	79,200	78,700	78,928	78,525
(Loss) per share, basic	$(0.38)	$(0.10)	$(1.16)	$(0.07)

Diluted
Net (loss)	$(30,338)	$(7,587)	$(91,351)	$(5,796)
Weighted-average effect of dilutive securities:
Stock options	—	—	—	—
RSUs	—	—	—	—
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding, assuming dilution	79,200	78,700	78,928	78,525
(Loss) per share, diluted	$(0.38)	$(0.10)	$(1.16)	$(0.07)

Outstanding anti-dilutive stock options and RSUs (1)	5,953	6,119	5,923	6,380
(1) Certain outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period presented. These awards may be dilutive in the future.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SUBSEQUENT EVENTS
On November 6, 2019, the Company entered into a five-year $100 million, senior secured revolving credit agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Company may use borrowings to finance working capital needs and for general corporate purposes. Subject to specific circumstances, the Credit Agreement allows the Company to increase the aggregate commitment up to $200 million.
The Credit Agreement contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestures and affiliate transactions. The Company is also required to comply with financial covenants that consist of a maximum net consolidated leverage ratio of 3.5 (with a step-up in the event of certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5. The commitments expire on November 4, 2024, and any outstanding loans will be payable on such date.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends, and the timing of revenue recognition, and are described more completely in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Important factors that could cause actual future activities and results to differ materially from those expressed in such forward-looking statements include, among others, variation in demand for our products and services, reliance on third-party relationships, reliance on key personnel, the inherent risks associated with international operations and the continued uncertainties in the global economy, our continued effort to market and sell both domestically and internationally, foreign currency exchange rates, the potential legal and financial liabilities and reputation damage due to cyber-attacks and security breaches, and management of our growth. These risks and other factors that could cause actual results to differ materially from those expressed in such forward-looking statements are described more completely in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 and other filings we make with the U.S. Securities and Exchange Commission (“SEC”).
Investors are cautioned not to place undue reliance on such forward-looking statements, and there are no assurances that the results contained in such statements will be achieved. Although new information, future events, or risks may cause actual results to differ materially from future results expressed or implied by such forward-looking statements, except as required by applicable law, we do not undertake and expressly disclaim any obligation to publicly update or revise these forward-looking statements whether as the result of new information, future events, or otherwise.
BUSINESS OVERVIEW
We develop, market, license, and support enterprise software applications that help organizations transform the way they engage with their customers and process and complete work across their enterprise. We also license our no-code Pega Platform™ for rapid application development to clients that wish to build and extend their business applications. Our cloud-architected portfolio of customer engagement and digital process automation applications leverages artificial intelligence (“AI”), case management, and robotic automation technology, built on our unified no-code Pega Platform, empowering businesses to quickly design, extend, and scale their enterprise applications to meet strategic business needs.
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
Performance metrics
We utilize several performance metrics in analyzing and assessing our overall performance, making operating decisions, and forecasting and planning for future periods.

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018			2019	2018
Total revenue	$216,703	$203,263	$13,440	7%	$634,841	$635,224	$(383)	—%
Subscription revenue (1)	$154,513	$120,267	$34,246	28%	$424,273	$382,485	$41,788	11%
Net (loss)	$(30,338)	$(7,587)	$(22,751)	(300)%	$(91,351)	$(5,796)	$(85,555)	(1,476)%
(Loss) per share, diluted	$(0.38)	$(0.10)	$(0.28)	(280)%	$(1.16)	$(0.07)	$(1.09)	(1,557)%
(1) Reflects client arrangements (term license, cloud, and maintenance) that are subject to renewal.

Annual contract value (“ACV”) (1) (2)
The change in ACV measures the growth and predictability of future cash flows from Pega Cloud and Client Cloud committed arrangements as of the end of the particular reporting period.

	September 30,		Change		Constant Currency Change
(Dollars in thousands)	2019	2018
Maintenance	$281,484	$264,068	$17,416	7%	9%
Term	207,317	174,320	$32,997	19%	20%
Client Cloud	488,801	438,388	$50,413	11%	13%
Pega Cloud	145,549	98,373	47,176	48%	51%
Total ACV	$634,350	$536,761	$97,589	18%	20%
(1) Total ACV, as of a given date, is the sum of the following two components:

•
Client Cloud: the sum of (1) the annual value of each term license contract in effect on such date, which is equal to its total license value divided by the total number of years and (2) maintenance revenue reported for the quarter ended on such date, multiplied by four. We do not provide hosting services for Client Cloud arrangements.

•	Pega Cloud: the sum of the annual value of each cloud contract in effect on such date, which is equal to its total value divided by the total number of years.
(2) As foreign currency exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of ACV growth rates on a constant currency basis enhances the understanding of our results and evaluation of our performance in comparison to prior periods.
Remaining performance obligations (“RPO”)
Expected future revenue on existing contracts:

	September 30, 2019
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$7,689	$25,948	$158,220	$133,785	$13,145	$338,787	56%
1-2 years	853	3,798	18,590	105,081	863	129,185	21%
2-3 years	1,306	591	8,323	72,915	841	83,976	14%
Greater than 3 years	—	85	4,959	51,591	—	56,635	9%
	$9,848	$30,422	$190,092	$363,372	$14,849	$608,583	100%
Change in RPO Since September 30, 2018
	$(23,651)	$(25,740)	$36,959	$100,272	$(1,587)	$86,253
	(71)%	(46)%	24%	38%	(10)%	17%

	September 30, 2018
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$25,343	$44,283	$140,591	$88,529	$14,107	$312,853	60%
1-2 years	6,490	10,063	8,877	70,815	1,830	98,075	19%
2-3 years	360	1,598	2,586	54,646	449	59,639	11%
Greater than 3 years	1,306	218	1,079	49,110	50	51,763	10%
	$33,499	$56,162	$153,133	$263,100	$16,436	$522,330	100%

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
RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2019		2018				2019		2018
Cloud	$35,153	16%	$22,184	11%	$12,969	58%	$94,610	15%	$57,967	9%	$36,643	63%
Term license	48,989	23%	32,066	16%	16,923	53%	122,257	19%	128,070	20%	(5,813)	(5)%
Maintenance	70,371	32%	66,017	32%	4,354	7%	207,406	33%	196,448	31%	10,958	6%
Subscription (1)	154,513	71%	120,267	59%	34,246	28%	424,273	67%	382,485	60%	41,788	11%
Perpetual license	9,016	4%	20,276	10%	(11,260)	(56)%	43,286	7%	56,829	9%	(13,543)	(24)%
Consulting	53,174	25%	62,720	31%	(9,546)	(15)%	167,282	26%	195,910	31%	(28,628)	(15)%
	$216,703	100%	$203,263	100%	$13,440	7%	$634,841	100%	$635,224	100%	$(383)	—%
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
Subscription revenue
The increases in cloud revenue in the three and nine months ended September 30, 2019 reflect the shift in client preferences to cloud arrangements from other types of arrangements. The increase in term license revenue in the three months ended September 30, 2019 was due to revenue recognized from several large, multi-year term license contracts in the three months ended September 30, 2019. The decrease in term license revenue in the nine months ended September 30, 2019 was attributable to revenue recognized from term license contracts in the nine months ended September 30, 2019 with multi-year committed maintenance periods, which resulted in a greater portion of the contract value being allocated to maintenance. The increases in maintenance revenue in the three and nine months ended September 30, 2019 were primarily due to the continued growth in the aggregate value of the installed base of our software and strong renewal rates in excess of 90%.
Perpetual license
The decreases in perpetual license revenue in the three and nine months ended September 30, 2019 reflects the shift in client preferences in favor of our cloud offerings instead of our perpetual license arrangements.
Consulting
Our consulting revenue fluctuates depending upon the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners. The decreases in consulting revenue in the three and nine months ended September 30, 2019 were primarily due to decreases in billable hours.

Gross profit

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(Dollars in thousands)	2019		2018				2019		2018
Software license	$57,329	99%	$51,087	98%	$6,242	12%	$162,561	98%	$181,127	98%	$(18,566)	(10)%
Maintenance	63,683	90%	59,938	91%	3,745	6%	188,091	91%	178,413	91%	9,678	5%
Cloud	17,329	49%	12,569	57%	4,760	38%	46,841	50%	31,853	55%	14,988	47%
Consulting	(2,536)	(5)%	5,246	8%	(7,782)	*	4,933	3%	19,977	10%	(15,044)	(75)%
	$135,805	63%	$128,840	63%	$6,965	5%	$402,426	63%	$411,370	65%	$(8,944)	(2)%
* not meaningful
The recent shift in our revenue mix toward cloud arrangements has resulted in slower total gross profit growth as our cloud business continues to grow and scale. Revenue from cloud arrangements is generally recognized over the service period, while revenue from term and perpetual license arrangements is generally recognized upfront when the license rights become effective.
The increase in total gross profit in the three months ended September 30, 2019 was primarily due to an increase in term revenue recognized from several large, multi-year term license contracts in the three months ended September 30, 2019. It was also due to an increase in cloud revenue reflecting the shift in client preferences to cloud arrangements from other types of arrangements, an increase in maintenance revenue due to the continued growth in the aggregate value of the installed base of our software and strong renewal rates in excess of 90%.
The decrease in total gross profit in the nine months ended September 30, 2019 was primarily due to a decrease in term and perpetual license revenue and a decrease in consulting revenue due to a decrease in billable hours.
The decrease in total gross profit percent in the nine months ended September 30, 2019 was driven by the shift in client preferences in favor of cloud arrangements, which are lower margin than our term and perpetual license revenue streams and decreases in cloud and consulting gross profit percent.
The decreases in cloud gross profit percent in the three and nine months ended September 30, 2019 were driven by an increase in costs as we accelerated our investments in cloud infrastructure and service delivery to support future growth. The decreases in consulting gross profit percent in the three and nine months ended September 30, 2019 were driven by a decrease in billable hours as consulting resources were transitioning to new projects after completing a large project and an increase in consulting resource availability as we continue growing and leveraging our partner network.
Operating expenses
Selling and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018			2019	2018
Selling and marketing (1)	$115,237	$87,490	$27,747	32%	$341,064	$269,845	$71,219	26%
As a percent of total revenue	53%	43%			54%	42%
Selling and marketing headcount, end of period					1,532	1,194	338	28%
(1) Includes compensation, benefits, and other headcount-related expenses associated with selling and marketing activities, as well as advertising, promotions, trade shows, seminars, and the amortization of client-related intangibles.
The increases in the three and nine months ended September 30, 2019 were primarily due to compensation and benefits of $22.6 million and $58.1 million, attributable to increased headcount, equity compensation, and increases of $4.0 million and $10.6 million in deferred contract cost amortization. Also, contributing to the increases were travel and entertainment of $2.6 million and $4.5 million. The increase in headcount reflects our efforts to increase our sales capacity to deepen relationships with existing clients and target new accounts.
Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018			2019	2018
Research and development (1)	$52,492	$46,504	$5,988	13%	$152,802	$135,261	$17,541	13%
As a percent of total revenue	24%	23%			24%	21%
Research and development headcount, end of period					1,631	1,595	36	2%
(1) Includes compensation, benefits, contracted services, and other headcount-related expenses associated with the development of our products, as well as enhancements and design changes to existing products and the integration of acquired technologies.

The increases in the three and nine months ended September 30, 2019 were primarily due to compensation and benefits of $3.8 million and $10.5 million, attributable to an increase in headcount and equity compensation, and $1.2 million and $4.5 million in cloud hosting expenses as we expand our cloud-focused research and development activities.
General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018			2019	2018
General and administrative (1)	$14,843	$12,104	$2,739	23%	$41,693	$38,749	$2,944	8%
As a percent of total revenue	7%	6%			7%	6%
General and administrative headcount, end of period (2)					420	326	94	29%
(1) Includes compensation, benefits, and other headcount-related expenses associated with finance, legal, corporate governance, and other administrative headcount. It also includes accounting, legal, and other professional consulting and administrative fees. (2) The headcount includes employees in corporate services departments, whose costs are partially allocated to other operating expense areas.
The increases in the three and nine months ended September 30, 2019 were primarily due to compensation and benefits of $3.2 million and $3.7 million, due to increased headcount.
Stock-based compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018			2019	2018
Cost of revenues	$4,787	$4,319	$468	11%	$14,216	$12,277	$1,939	16%
Selling and marketing	8,317	6,198	2,119	34%	24,055	16,895	7,160	42%
Research and development	4,858	3,917	941	24%	13,990	11,356	2,634	23%
General and administrative	3,884	1,974	1,910	97%	7,981	7,045	936	13%
	$21,846	$16,408	$5,438	33%	$60,242	$47,573	$12,669	27%
The increases in the three and nine months ended September 30, 2019 were primarily due to the increased value of our annual periodic equity awards granted in March 2019 and 2018 and increased headcount. These awards generally have a five-year vesting schedule.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018			2019	2018
Foreign currency transaction (loss) gain	$(1,970)	$399	$(2,369)	*	$(3,577)	$558	$(4,135)	*
Interest income, net	556	683	(127)	(19)%	1,823	2,076	(253)	(12)%
Other income, net	323	—	323	*	378	363	15	4%
	$(1,091)	$1,082	$(2,173)	*	$(1,376)	$2,997	$(4,373)	*
* not meaningful
The changes in foreign currency transaction (loss) gain were primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency-denominated cash, accounts receivable, and intercompany receivables and payables held by our United Kingdom (“U.K.”) subsidiary.
(Benefit from) income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
(Benefit from) income taxes	$(17,520)	$(8,589)	$(43,158)	$(23,692)
Effective income tax rate			32%	80%
The inclusion of excess tax benefits from stock-based compensation in the provision for income taxes has increased the variability of the effective tax rates in recent periods. This fluctuation may continue in future periods, depending on our future stock price in relation to the fair value of awards, the timing of RSU vestings, the exercise behavior of our stock option holders, and the total value of future grants of stock-based compensation awards.
During the nine months ended September 30, 2019, the Company’s effective income tax rate changed primarily due to the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Reform Act. The Company’s effective income tax rate was also affected by excess tax benefits from stock-based compensation and an increase in U.S. research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash provided by (used in):
Operating activities	$(13,462)	$67,088
Investing activities	53,448	(49,595)
Financing activities	(61,941)	(71,664)
Effect of exchange rates on cash and cash equivalents	(363)	(1,913)
Net (decrease) in cash and cash equivalents	$(22,318)	$(56,084)

(in thousands)	September 30, 2019	December 31, 2018
Held by U.S. entities	$41,484	$143,533
Held by foreign entities	71,085	63,890
Total cash, cash equivalents, and marketable securities	$112,569	$207,423
On November 6, 2019, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). We may use borrowings to finance working capital needs and for general corporate purposes. Subject to specific circumstances, the Credit Agreement allows us to increase the aggregate commitment up to $200 million. See Item 5. “Other Information” for additional information.
We believe that our current cash, cash equivalents, marketable securities, cash flow from operations, and borrowing capacity will be sufficient to fund our operations, quarterly cash dividends, and stock repurchases for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the investments required to meet possible increased demand for our services. If we require additional capital resources to grow our business, we may seek to finance our operations from available funds or additional external financing.
If it became necessary to repatriate foreign funds, we may be required to pay U.S. state and local taxes, as well as foreign taxes, upon repatriation. Due to the complexity of income tax laws and regulations, and the effects of the Tax Reform Act, it is impracticable to estimate the amount of taxes we would have to pay.
Cash (used in) provided by operating activities
As client preferences continue to shift in favor of cloud arrangements, we could continue to experience slower operating cash flow growth, or negative cash flow, in the near term. Cash from cloud arrangements is generally collected over an average service period of three years, while cash from perpetual license arrangements is generally collected upfront, shortly after the license rights become effective.
The primary driver of the decrease in the nine months ended September 30, 2019 was the recent shift in our revenue mix toward cloud arrangements, which are generally collected over an average service period of three years, and increased costs as the Company accelerated investments in its cloud offerings and selling and marketing activities to support future growth.
Cash provided by (used in) investing activities
The change in cash provided by (used in) investing activities was primarily driven by the payment of consideration for the acquisition of In the Chat Communications Inc. in May 2019.
Cash (used in) financing activities
We primarily used cash in financing activities for repurchases of our common stock under our publicly announced stock repurchase programs, stock repurchases for tax withholdings for the net settlement of our equity awards, and the payment of our quarterly dividend.
Stock repurchase program (1)
The changes in the remaining stock repurchase authority were:

Nine Months Ended September 30,
(in thousands)	2019
January 1,	$6,620
Authorizations (2)	60,000
Repurchases	(20,286)
September 30,	$46,334
(1) Purchases under these programs have been made on the open market. (2) On March 15, 2019, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2020 and increased the amount of common stock we are authorized to repurchase by $60 million .

Common stock repurchases

	Nine Months Ended September 30,
	2019		2018
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	514	$34,871	591	$35,530
Stock repurchase program (1)
Repurchases paid	318	20,086	512	29,949
Repurchases unsettled at period end	3	200	3	200
Activity in period (2)	835	$55,157	1,106	$65,679
(1) Represents activity under our publicly announced stock repurchase programs. (2) During the nine months ended September 30, 2019 and 2018, instead of receiving cash from the equity holders, we withheld shares with a value of $31.6 million and $28.2 million, respectively, for the exercise price of options. These amounts have been excluded from the table above.
Dividends

	Nine Months Ended September 30,
(in thousands)	2019	2018
Dividend payments to shareholders	$7,105	$7,067
It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify the dividend program at any time without prior notice.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes during the nine months ended September 30, 2019 to the market risk exposure disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2019. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1A.     RISK FACTORS
We encourage you to carefully consider the risk factors identified below and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. These risk factors could materially affect our business, financial condition, and future results and they could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.
On November 6, 2019, we entered into a five-year $100 million, senior secured revolving credit agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). We may use borrowings to finance working capital needs and for general corporate purposes. Subject to specific circumstances, the Credit Agreement allows us to increase the aggregate commitment up to $200 million. See Item 5. “Other Information” for additional information.
Any failure to meet our debt obligations would damage our business.
Our ability to repay any amounts we borrow under our Credit Agreement will depend on market conditions and our future performance, which are subject to economic, financial, competitive, and other factors beyond our control. If we are not profitable in the future or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we incur significantly more debt, this could intensify the risks described above.
We are required to comply with certain financial and operating covenants under our revolving credit facility. Any failure to comply with those covenants could cause amounts borrowed to become immediately due and payable and/or prevent us from borrowing under the credit facility.
We are required to comply with certain financial and operating covenants under our Credit Agreement. Any failure to comply with those covenants could cause amounts borrowed to become immediately due and payable and/or prevent us from borrowing under the Credit Agreement. We are required to comply with specified financial and operating covenants under our Credit Agreement and to make payments, which limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any debt payment obligations could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and/or unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants under the Credit Agreement at the time we wish to borrow funds, we will be unable to borrow funds. The financial and operating covenants under the Credit Agreement also may limit our ability to borrow funds, including for strategic acquisitions and share repurchases.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Common stock repurchased in the three months ended September 30, 2019 was:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
July 1, 2019 - July 31, 2019	37	$75.30	29	$50,532
August 1, 2019 - August 31, 2019	94	$72.06	31	$48,333
September 1, 2019 - September 30, 2019	199	$71.12	28	$46,334
	330	$71.86
(1) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2) See “Liquidity and Capital Resources” in Item 2. “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
ITEM 5.     OTHER INFORMATION
On November 6, 2019, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). We may use borrowings to finance working capital needs and for general corporate purposes. Subject to specific circumstances, the Credit Agreement allows us to increase the aggregate commitment up to $200 million.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum net consolidated leverage ratio of 3.5 (with a step-up in the event of certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5. Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes, among other things, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency-related defaults, defaults relating to judgments, certain events resulting in a material adverse effect on us and a change of control of us.
The interest rates applicable to revolving loans under the Credit Agreement are, at our option, either:

•	the London Interbank Offered Rates (“LIBOR”) Rate plus an interest margin based on our net consolidated leverage ratio; or

•
a base rate (which is the highest of (1) PNC’s prime rate, (2) the Federal Funds open rate in effect on such day plus 0.5%, and (3) the daily LIBOR Rate plus 1%) plus an interest margin based on our net consolidated leverage ratio.

We are obligated to pay an unused commitment fee during the term of the Credit Agreement that varies between 0.15% and 0.225% depending on our net consolidated leverage ratio. The credit facility includes a provision for the replacement of the LIBOR rate in the event that such rate is no longer available. The replacement rate will be determined by PNC in consultation with us. The revolving credit facility may be prepaid before maturity in whole or in part at our option without penalty or premium. We may at any time reduce or terminate the commitments under the credit facility.
The description of the Credit Agreement contained herein is qualified in its entirety by reference to the Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1	Credit Facility Agreement
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32+	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	November 7, 2019	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)