Form 10-K
period 2019-12-31
PEGASYSTEMS INC
filed 2020-02-12
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2019
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
(Address of principal executive offices, including zip code)

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates, based upon the closing price of the Registrant’s common stock on the NASDAQ Global Select Market of $71.21, on June 28, 2019 was approximately $2.7 billion.
There were 79,657,420 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on February 3, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement related to its 2020 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

PEGASYSTEMS INC.

ANNUAL REPORT ON FORM 10-K

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”), including without limitation, “Item 1. Business,” “Item 1A. Risk Factors,” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with other reports that we have filed with the Securities and Exchange Commission (SEC), external documents and oral presentations, contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.
These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “strategy,” “project,” “guidance,” “likely,” “usually,” or variations of such words and similar expressions are intended to identify such forward-looking statements.
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

•	the exposure to foreign currency exchange rates and continued realization of related gains or losses.
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

ITEM 1. BUSINESS
Our Business
We develop, market, license, host, and support enterprise software applications that help organizations transform the way they engage with their customers and process work across their enterprise. We also license our low-code Pega Platform™ for rapid application development to clients that wish to build and extend their business applications. Our cloud-architected portfolio of customer engagement and digital process automation applications leverages artificial intelligence (“AI”), case management, and robotic automation technology, built on our unified low-code Pega Platform, empowering businesses to quickly design, extend, and scale their enterprise applications to meet strategic business needs.
To grow our business, we intend to:

•	increase market share by developing and delivering market-leading applications for marketing, sales, service, and operations that can work together seamlessly with maximum competitive differentiation;

•	execute new-market growth initiatives, further expanding go-to-market coverage within the Global 3000; and

•	continue to scale our marketing efforts to support the way today’s clients discover, evaluate, and buy products and services.
Whether we are successful depends, in part, on our ability to:

•	successfully execute our marketing and sales strategies;

•	appropriately manage our expenses as we grow our organization;

•	effectively develop new products and enhance our existing products; and

•	successfully incorporate acquired technologies into our applications and unified Pega Platform.
Our Products

Pega Infinity™

Revolutionary software that unifies customer engagement and intelligent automation

Pega **Customer Decision Hub**™

Pega **Customer Service**™

Pega **Sales Automation**™

CUSTOMER ENGAGEMENT

PEGA

INTELLIGENT AUTOMATION

Pega **Platform**™

- Case Management
- Low-code App Dev
- Mobile

Pega **RPA**™

REAL-TIME, OMNI-CHANNEL AI

END-TO-END AUTOMATION & ROBOTICS

Industry-leading technology

MICROJOURNEY-CENTRIC RAPID DELIVERY

SITUATIONAL LAYER CAKE™

Start fast and scale

SOFTWARE THAT WRITES YOUR SOFTWARE™

CLOUD CHOICE

Future proof your investment

PEGA DX ARCHITECTURE™

Pega Infinity™, the latest version of our software, helps connect enterprises to their customers in real-time across channels, streamline business operations, and adapt to meet changing requirements.
Our applications and platform intersect with and encompass several software markets, including:

•	Customer Engagement, including Customer Relationship Management (“CRM”);

•	Digital Process Automation (“DPA”), including Business Process Management (“BPM”) and Dynamic Case Management (“DCM”);

•	Robotic Process Automation (“RPA”);

•	Business Rules Management Systems (“BRMS”);

•	Decision Management, including predictive and adaptive analytics;

•	Low-code application development platforms, including Mobile Application Development Platforms (“MADP”); and

•	Vertical-Specific Software (“VSS”) market of industry solutions and packaged applications.
Customer engagement
Our omnichannel customer engagement applications are designed to maximize the lifetime value of customers and help reduce the costs of serving customers while ensuring a consistent, unified, and personalized customer experience. At the center of our customer engagement applications is the Pega Customer Decision Hub™, our real-time AI engine, which can predict a customer’s behavior and recommend the “next best action” to take across channels in real time.

•
Pega Marketing™ is designed to enable enterprises to improve customer acquisition and experiences across inbound, outbound, and paid media channels. It incorporates AI in the form of predictive and machine-learning analytics, as well as business rules, and executes these decisions in real time to evaluate the context of each customer interaction and dynamically deliver the most relevant action, offer, content, and channel.

•
Pega Sales Automation™ automates and manages the entire sales process, from prospecting to product fulfillment. It allows enterprises to capture best practices and leverages AI to guide sales teams through the sales and customer onboarding processes.

•
Pega Customer Service™ is designed to anticipate customer needs, connect customers to the right people and systems, and automate or intelligently guide customer interactions, to rapidly and continuously evolve the customer service experience, and to allow enterprises to deliver consistent interactions across channels and improve employee productivity. The application consists of a contact center desktop, case management for customer service, chat, knowledge management, mobile field service, omnichannel self-service, AI-powered virtual assistants, and industry-specific processes (“microjourneys”) and data models.

Digital process automation
We offer software that supports Digital Process Automation (DPA), an architecture that allows organizations to take an end-to-end approach to transformation by using intelligence and design thinking to streamline processes and create better experiences for their customers and employees. DPA goes beyond traditional Business Process Management (BPM) to unify technology and enable organization-wide digital transformation. The Pega Platform, with its intelligent automation capabilities, allows clients to break down silos, improve customer-centricity, add agility to legacy technology, and provide end-to-end automation to support the needs of customers and employees.
Our Capabilities
We drive better business outcomes in two ways:

•	Making decisions: delivering real-time customer engagement, powered by real-time, omnichannel AI

•	Getting work done: making customer and employee-facing processes more efficient through end-to-end automation and robotics
Real-time, omnichannel AI
AI has been around for many years, in many forms, yet only in the past decade have businesses started using its practical applications, fueled by the new abundance of data to power decisions and ever-increasing customer expectations. Our customer engagement and other applications built on the Pega Platform leverage predictive and adaptive analytics to deliver more personalized customer experiences and maximize business objectives. The Pega Customer Decision Hub, a centralized, always-on “brain,” unleashes the power of predictive analytics, machine learning, and real-time decisioning across our clients’ data, systems, and touchpoints - orchestrating engagement across customer interaction channels.
End-to-end robotic automation
We bring together both human-assisted robotic desktop automation and unattended robotic process automation with our unified DPA and case management capabilities. This gives our platform and applications the ability to automate both customer-facing and back-office operational processes from “end to end,” connecting across organizational and system silos to seamlessly connect customers and employees to successful customer experiences.
Journey-centric rapid delivery
Our customer engagement and DPA solutions are designed to improve targeted customer outcomes, quickly and with out-of-the-box functionality that connects enterprise data and systems to customer experience channels. From there, organizations can scale, one customer experience at a time, to realize greater value while delivering increasingly consistent and personalized customer experiences. We prescribe a “Microjourney™” approach to delivery that breaks customer journeys into discrete processes that drive meaningful outcomes, such as “inquiring about a bill” or “updating an insurance policy.” This allows us to combine design-thinking and out-of-the-box functionality to deliver rapid results and ensure the ability to enhance the application going forward.
Software That Writes Your Software®
Our approach bypasses the error-prone and time-consuming process of manually translating requirements into code. Users design software in low-code visual models that reflect the needs of the business. The software application is created and optimized automatically and directly from the model, helping to close the costly gap between vision and execution. Changes to the code are made by altering the model, and application documentation is generated directly from the model. The Pega Platform is standards-based and can leverage a client’s existing technology to create new business applications that cross technology silos and bridge the front and back-office.
Unified future-proof platform
We offer a unified DPA platform, combining robotics, process automation, and case management together in a unified architecture. We build in powerful decision analytics, designed to allow our clients to automate any process while working faster and smarter. Our low-code architecture is designed to empower organizations to scale across all dimensions of their business, including product lines, departments, and geographies, by reusing components and avoiding the traditional method of deploying multiple customer engagement and DPA instances that lead to even more silos and disjointed customer experiences.
Cloud choice
Pega Cloud® allows clients to develop, test, and deploy, on an accelerated basis, our applications and the Pega Platform using a secure, flexible internet-based infrastructure, minimizing cost while focusing on core revenue-generating competencies.
Clients can also choose to manage the Pega deployment themselves (“client cloud”) using the cloud architecture they prefer. This cloud choice between Pega and client managed cloud gives our clients the ability to select, and change as needed, the best cloud architecture for the security, data access, speed-to-market, and budget requirements of each application they deploy.
Our Services and Support
We offer services and support through our Global Client Success, Global Service Assurance, Global Client Support, and Pega Academy™ groups. We also use third-party contractors to assist us in providing these services.
Global Client Success
Our Global Client Success group guides our clients on how to maximize their investment in our technology and realize the business outcomes they are targeting. This includes building implementation expertise and creating awareness of product features and capabilities.
Global Service Assurance
Our Global Service Assurance group addresses risks to client success because of technical concerns. By providing technical staff dedicated to client success, we reduce the time to resolve technical issues, eliminate lengthy deliberations of technical resource logistics, and increase clients’ confidence in our technology and client service.
Global Client Support
Our Global Client Support group provides technical support for our products and Pega Cloud services. Support services include cloud service reliability management, online support community management, self-service knowledge, proactive problem prevention through information and knowledge sharing, problem tracking, prioritization, escalation, diagnosis, and resolution.
Pega Academy
The success of our sales strategy for repeat sales to target clients depends on our ability to train a large number of partners and clients to implement our technology.
We offer both instructor-led and online training to our employees, clients, and partners. We have also partnered with universities to provide our courseware as part of the student curriculum to expand our ecosystem.
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
Currently, our partners include well-respected major firms, such as Accenture PLC, Amazon.com, Inc., Capgemini SA, Cognizant Technology Solutions Corporation, EY, Infosys Limited, Merkle, PwC, Tata Consultancy Services Limited, Tech Mahindra Limited, Virtusa Corporation, and Wipro Limited.

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

•
Healthcare - Healthcare organizations seek software that integrates their front and back-offices and helps them deliver personalized care and customer service while reducing costs, automating processes, and increasing operational efficiency. Our applications allow healthcare clients to address the sales, service, operational, financial, administrative, and regulatory requirements of healthcare consumerism and reform.

•
Manufacturing and high tech - Manufacturers and high tech companies worldwide are transforming their businesses to better engage customers and suppliers, as well as to directly manage product performance throughout the product lifecycle. Our manufacturing applications address customer service and field service, manage warranties, recalls, repairs, returns, improve the performance of direct sales forces, and extend existing enterprise resource planning system capabilities.

•
Communications and media - Communications and media organizations need to address high levels of customer churn, growing pressure to increase revenue, and an ability to respond quickly to changing market conditions. Our applications enable organizations to reshape the way they engage with customers and increase customer lifetime value throughout the customer lifecycle by delivering omnichannel, personalized customer experiences. Our applications are designed to solve the most critical business issues, including acquiring more customers at a higher margin, increasing cross-sell/upsell, improving the efficiency and effectiveness of customer service, and streamlining sales and quoting.

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

•
Government - Government agencies need to modernize legacy systems and processes to meet the growing demands for improved constituent service, lower costs, reduced fraud, and greater levels of transparency. Our applications deliver advanced capabilities to help streamline operations and optimize service delivery through an agile, omnichannel approach.

•
Consumer services - Consumer services organizations provide services to a range of consumers in industries such as transportation, utilities, consumer-focused internet companies, retail, hospitality, and entertainment. Our marketing, customer service, and sales applications help these organizations personalize their customer engagement to acquire more customers, drive revenue through cross-sell/upsell, and increase service efficiency while increasing customer satisfaction.

•
Life sciences - Life sciences organizations are looking for solutions to improve customer engagement, as well as increase efficiencies and transparency across the product development lifecycle. Our customer engagement, clinical, and pharmacovigilance applications are designed to deliver customer engagement, safety and risk management, and regulatory transparency.

Competition
The markets for our offerings are intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market. See "The market for our offerings is intensely and increasingly competitive, rapidly changing, and fragmented" in Item 1A of this Annual Report for additional information.
We encounter competition from:

•	customer engagement, including CRM application vendors;

•	DPA, including BPM vendors, low-code application development platforms, and service-oriented architecture middleware vendors;

•	case management vendors;

•	decision management, data science, and AI vendors, as well as vendors of solutions that leverage decision making and data science in managing customer relationships and marketing;

•	robotic automation and workforce intelligence software providers;

•	companies that provide application-specific software for financial services, healthcare, insurance, and other specific markets;

•	mobile application platform vendors;

•	co-browsing software providers;

•	social listening, text analytics, and natural language processing vendors;

•	commercialized open source vendors;

•	professional service organizations that develop their own products or create custom software in conjunction with rendering consulting services; and

•	clients’ in-house information technology departments, which may seek to modify their existing systems or develop their own proprietary systems.
Competitors vary in size, scope, and breadth of the products and services they offer and include some of the largest companies in the world, such as Salesforce.com, Microsoft Corporation, Oracle Corporation, SAP SE, and International Business Machines Corporation (“IBM”).
We have been most successful in competing for clients whose businesses are characterized by a high degree of change, complexity, or regulation. We believe the principal competitive factors within our market include:

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
We believe we are competitively differentiated from our competitors because our unified Pega Platform is designed to allow client business and IT staff, using a single, intuitive user interface, to build and evolve enterprise applications in a fraction of the time it would take with disjointed architectures and tools offered by many of our competitors. In addition, our applications, built on the Pega Platform, provide the same level of flexibility and ability to adapt to our clients’ needs as our Pega Platform. We believe we compete favorably due to our expertise in our target industries and our long-standing client relationships. We believe we compete less favorably on some of the above factors against our larger competitors, many of which have greater sales, marketing, and financial resources, more extensive geographical presence, and greater name recognition than we do. In addition, we may be at a competitive disadvantage against our larger competitors with respect to our ability to provide expertise outside our target industries.
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
Research and Development
Our research and development organization is responsible for product architecture, core technology development, product testing, and quality assurance. Our product development priority is to continue expanding the capabilities of our technology and ensure we deliver superior cloud native solutions. We intend to maintain and extend the support of our existing applications, and we may choose to invest in additional strategic applications that incorporate the latest business innovations. We also intend to maintain and extend the support of popular hardware platforms, operating systems, databases, and connectivity options to facilitate easy and rapid deployment in diverse IT infrastructures. Our goal with all products is to enhance product capabilities, ease of implementation, long-term flexibility, and the ability to provide improved client service.
Employees
As of January 31, 2020, we had 5,155 employees worldwide, of which 2,175 were based in the Americas, 1,148 were based in Europe, and 1,832 were based in Asia-Pacific.
Backlog
As of December 31, 2019, we expected to recognize $836 million in revenue in future periods from backlog on existing contracts. We must fulfill certain conditions related to these agreements before recognizing revenue, and there can be no assurance when, if ever, we will be able to satisfy all such conditions.
See "Remaining performance obligations ("Backlog")" in Item 7 of this Annual Report for additional information.
Corporate Information
Pegasystems Inc. was incorporated in Massachusetts in 1983. Our stock is traded on the NASDAQ Global Select Market under the symbol “PEGA.” Our website is located at www.pega.com, and our investor relations website is located at www.pega.com/about/investors.
Available Information
We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available on our website reports filed by our executive officers and directors on Forms 3, 4, and 5 regarding their ownership of our securities. Our Code of Conduct is available on our website in the “Governance” section.
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
ITEM 1A. RISK FACTORS
The risks and uncertainties described below are not the only ones we face. Events that we do not currently anticipate or that we currently expect to be immaterial may also affect our results of operations, cash flows, and financial condition.
Risks Related to Our Business and Industry
If we fail to manage our transition to a more subscription-based business model successfully, our results of operations and/or cash flows could be negatively impacted.
We are transitioning to a more subscription-based business model, which may have negative revenue and/or cash flow implications. The subscription model prices and delivers our software differently than a perpetual license model. These changes reflect a significant shift from perpetual license sales in favor of providing our clients the right to access our software in a hosted environment or use downloaded software for a specified subscription period. The potential shift of our clients’ preference to a cloud-based subscription model requires considerable investment of technical, financial, legal, managerial and sales resources, and a scalable organization. Market acceptance of our subscription-based offering will depend on our ability to (1) continue to innovate and include new functionality and improve usability of our products in a manner that addresses our clients’ needs and requirements, and (2) optimally price our products in light of marketplace conditions, competition, our costs, and client demand.
Our cloud-based subscription model also requires that we rely on third parties to host our products for our clients. We incur significant recurring third-party hosting expenses to deliver our cloud offering that we do not incur for our perpetual and term license products. These expenses may cause the gross margin we realize from our cloud sales to be lower than the gross margin we realize from our perpetual license software. If we are unable to meet these challenges effectively, our operating results and financial condition could be materially adversely affected.
The transition to a subscription-based business model gives rise to a number of risks, including the following:

•	our revenues and cash flows may fluctuate more than anticipated in the near term;

•
if the increased demand for our offerings does not continue, we could experience decreased profitability or losses and reduced or negative cash flow because of our continued significant investments in our cloud offering;

•	if new or current clients desire only perpetual licenses, our subscription sales may lag behind our expectations;

•
we may be unsuccessful in maintaining or implementing our target pricing or new pricing models, product adoption and projected renewal rates, or we may select a target price or new pricing model that is not optimal and could negatively affect our sales or earnings;

•	if our clients do not renew their subscriptions, our revenue may decline, and our business may be materially adversely affected; and

•	we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated.
The metrics our investors and we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. It may be difficult, therefore, to accurately determine the impact of this transition on our business on a contemporaneous basis, or to clearly communicate the appropriate metrics to our investors.
We may not be able to achieve the key elements of our strategy and grow our business as anticipated.
We currently intend to grow our business by pursuing strategic initiatives. Key elements of our strategy include growing our market share by developing and delivering robust applications that can work together seamlessly with maximum differentiation and minimal customization, offering versatility in our Pega Platform and application deployment and licensing options to meet the specific needs of our clients, growing our network of partner alliances, and developing the talent and organizational structure capable of supporting our revenue and earnings growth targets. We may not be able to achieve one or more of our key initiatives. Our success depends on our ability to appropriately manage our expenses as we grow our organization, successfully execute our marketing and sales strategies, successfully incorporate acquired technologies into our unified Pega Platform and develop new products or product enhancements. If we are not able to execute these actions, our business may not grow as we anticipate, and our operating results and financial condition could be materially adversely affected.
We depend on key personnel and must be able to attract and retain qualified personnel in the future.
Our business is dependent on key, highly skilled technical, managerial, consulting, sales, and marketing personnel, including our Chief Executive Officer, who is also our founder and majority stockholder. The loss of key personnel could be disruptive to our operations and materially adversely affect financial performance. We do not have any significant key-person life insurance on any officers or employees and do not plan to obtain any. Our success will depend in large part on the ability to attract and retain qualified personnel and rapidly replace and develop new management. The number of potential employees who have the extensive knowledge needed to develop, sell, and maintain our offerings is limited, and competition for their services is intense. There can be no assurance that we will be able to attract and retain such personnel. If we are unable to do so, our business, operating results, and financial condition could be materially adversely affected.
The timing of our license and cloud revenue is difficult to predict accurately, which may cause our operating results to vary considerably.
A change in the size or volume of license and cloud arrangements, or a change in the mix between perpetual licenses, term licenses, and cloud arrangements can cause our revenues and cash flows to fluctuate materially between periods. Should a client choose to enter into a cloud arrangement, revenue and cash flows are typically recognized and received over the service period of the cloud arrangement. In contrast with a perpetual or term license, the revenue is typically recognized upfront when the license rights become effective.
Factors that may influence the predictability of our license and cloud revenue include:

•	changes in clients’ budgets and decision-making processes that could affect both the timing and size of transactions;

•	deferral of license revenue to future periods due to the timing of the execution of an agreement or our ability to deliver the products or services;

•	changes in our business model; and

•	our ability to execute on our marketing and sales strategies.
We budget for our selling and marketing, product development, and other expenses based upon anticipated future bookings and revenue. If the timing or amount of revenue fails to meet our expectations in a given period, our financial performance is likely to be materially adversely affected because only a small portion of our expenses vary with revenue. Other factors that may cause our operating results to vary considerably include changes in foreign currency exchange rates, income tax effects, and the impact of new accounting pronouncements.

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
Our clients typically request consulting and training to assist them in implementing our license and cloud offerings. Our clients also typically purchase maintenance on our perpetual and term licenses. As a result, an increase in the number of license and cloud arrangements is likely to increase demand for consulting, training, and maintenance related to our offerings. Given that the number of our license and cloud arrangements has been increasing, we will need to provide our clients with more consulting, training, and maintenance to enable them to realize significant business value from our software. We have been increasing our partner and client enablement through training to create an expanded ecosystem of people that are skilled in the implementation of our products. However, if our partners and we are unable to provide sufficient high-quality consulting, training, and maintenance resources, our clients may not realize sufficient business value from our offerings to justify follow-on sales, which could impact our future financial performance. Further, some of our client engagements have high public visibility. If we or our partners encounter problems in helping these clients implement our license and cloud offerings or if there is negative publicity regarding these engagements (even if unrelated to our services or offerings) our reputation could be tarnished and our future financial performance could be negatively impacted. Finally, the investments required to meet the increased demand for our consulting services could strain our ability to deliver our consulting engagements at desired levels of profitability, thereby impacting our overall profitability and financial results.
We may not be able to maintain our retention rate for cloud clients.
An increasing percentage of our revenue has been derived from our cloud offerings. Our clients have no obligation to renew their cloud subscriptions, although historically most have elected to do so. If our retention rate for those clients were to decrease, our business, operating results, and financial condition could be materially adversely affected.
We are investing heavily in sales and marketing, research and development, and support resources in anticipation of continued growth in license and cloud arrangements, and we may experience decreased profitability or losses and reduced or negative cash flow if we do not continue to increase the value of our license and cloud arrangements to balance our growth in expenses.
We have been expanding our sales and marketing capacity to meet the increasing demand for our software and to broaden our market coverage by hiring additional sales and marketing personnel. We anticipate that we will need to provide our clients with more maintenance support because of this increase in demand and have been hiring additional personnel in this area. We continue to invest significantly in research and development to expand and improve the Pega Platform and applications. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the increased demand for our offerings does not continue, we could experience decreased profitability or losses and reduced or negative cash flow because of these increased fixed costs. Conversely, if we are unable to hire sales and marketing personnel to meet future demand or research and development personnel to enhance our current products or develop new products, we may not be able to achieve our sales and profitability targets.
We face risks from operations and clients based outside of the U.S.
We market our products and services to clients based outside of the U.S., which represent an average of 44% of our total revenue over the last three fiscal years. We have established offices in the Americas, Europe, Asia, and Australia. We believe that growth will necessitate expanded international operations, resulting in increased managerial attention and costs. We anticipate hiring additional personnel to accommodate increased international market demand, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely and effective manner, the growth, if any, of our international operations may be restricted, and our business, operating results, and financial condition could be materially adversely affected.
Additional risks inherent in our international business activities generally include:

•	laws and business practices favoring local competitors;

•
compliance with multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy and data privacy and protection, and increased tariffs and other trade barriers;

•	the costs of localizing offerings for local markets, including translation into foreign languages and associated expenses;

•	longer payment cycles and credit and collectability risk on our foreign trade receivables;

•	economic and political uncertainty around the world, such as the U.K.’s exit from the European Union (EU), commonly referred to as “Brexit”;

•	difficulties in enforcing contractual and intellectual property rights;

•	heightened fraud and bribery risks;

•
treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws, being liable for paying withholding, income or other taxes in foreign jurisdictions, and other potentially adverse tax consequences (including restrictions on repatriating earnings and the threat of “double taxation”);

•	management of our international operations, including increased accounting, internal control, and compliance expenses;

•	heightened risks of political and economic instability; and

•	foreign currency exchange rate fluctuations and controls.
There can be no assurance that one or more of these factors will not have a material adverse effect on our international operations and, consequently, on our business, operating results, and financial condition.
We rely on certain third-party relationships.
We have a number of relationships with third parties that are significant to our sales, marketing, support, and product development efforts, including hosting facilities for our cloud offering. We rely on software and hardware vendors, large system integrators, and technology consulting firms to supply marketing and sales opportunities for our direct sales force and to strengthen our products using industry-standard tools and utilities. We also have relationships with third parties that distribute our products. There can be no assurance that these companies, many of which have far greater financial and marketing resources than us, will not develop or market offerings that compete with ours in the future or will not otherwise end or limit their relationships with us. Further, the use of third-party hosting facilities requires us to rely on the functionality and availability of the third parties’ services, as well as their data security, which despite our due diligence, may be or become inadequate.
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
Because a significant portion of our business is conducted outside of the U.S., we face exposure to movements in foreign currency exchange rates. Our international sales are usually denominated in foreign currencies. The operating expenses of our foreign operations are also primarily denominated in foreign currencies, which partially offset our foreign currency exposure on our international sales. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the U.S. dollar, the Euro, and the Australian dollar relative to the British Pound. These exposures may change over time as business practices evolve.
We have historically used but do not currently use foreign currency forward contracts to hedge our exposure to changes in foreign currency exchange rates associated with our foreign currency-denominated cash, accounts receivable, and intercompany receivables and payables held by our U.S. parent company and its U.K. subsidiary. We may enter into hedging contracts again in the future if we believe it is appropriate.
Our realized gain or loss for foreign currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into forward contracts to offset these exposures and other factors. All of these factors could materially impact our operating results, financial condition, and cash flows.
Our consulting revenue is significantly dependent upon our consulting personnel implementing new license and cloud arrangements.
We derive a substantial portion of our consulting revenue from implementations of new license and cloud arrangements managed by our consulting personnel and consulting for partner and client-led implementation efforts. Our strategy is to support and encourage partner-led and client-led implementations to increase the breadth, capability, and depth of market capacity to deliver implementation services to our clients. Accordingly, if our consulting personnel’s involvement in future implementations decreases, this could materially adversely affect our consulting revenue.
We frequently enter into a series of license or cloud arrangements that are each focused on a specific purpose or area of operations. If we are not successful in obtaining follow-on business from these clients, our financial performance could be materially adversely affected.
Once a client has realized the value of our software, we work with the client to identify opportunities for follow-on sales. However, we may not be successful in demonstrating this value for a number of reasons, including the performance of our products, the quality of the services and support provided by our partners and us, or external factors. Also, some of our smaller clients may have limited additional sales opportunities available. We may not obtain follow-on sales, or the follow-on sales may be delayed, and our future revenue could be limited. This could lower the total value of all transactions and materially adversely affect our financial performance.

We will need to acquire or develop new products, evolve existing ones, address any defects or errors, and adapt to technology changes.
Technical developments, client requirements, programming languages, industry standards, and regulatory requirements frequently change in the markets in which we operate. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. As a result, our success will depend upon our ability to enhance current products, address any product defects or errors, acquire or develop and introduce new products that meet client needs, keep pace with technology and regulatory changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement, and testing. We may not have sufficient resources to make the necessary product development investments. We may experience technical or other difficulties that will delay or prevent the successful development, introduction, or implementation of new or enhanced products. We may also experience technical or other difficulties in the integration of acquired technologies into our existing platform and applications. Inability to introduce or implement new or enhanced products in a timely manner could result in loss of market share if competitors are able to provide solutions to meet client needs before we do, give rise to unanticipated expenses related to further development or modification of acquired technologies, and materially adversely affect our financial performance. We may also fail to adequately anticipate and prepare for the development of new markets and applications for our technology and the commercialization of emerging technologies such as blockchain and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets.
The market for our offerings is intensely and increasingly competitive, rapidly changing, and fragmented.
We compete in the CRM, including marketing, sales, and customer service, DPA, including BPM, case management, decision management, robotic automation, co-browsing, social engagement, and mobile application development platform software markets, as well as in markets for the vertical applications we provide (e.g., Pega KYC™ for Financial Services, Pega Underwriting™ for Insurance). These markets are intensely competitive, rapidly changing, and highly fragmented, as current competitors expand their product offerings and new companies enter the market.
We encounter significant competition from other technology vendors, as well as clients’ internal information systems departments, that seek to modify their existing systems or develop their own proprietary systems, and professional service organizations that develop their own products or create custom software in conjunction with rendering consulting services. Competition for market share and pressure to reduce prices and make sales concessions is likely to increase. Many of our competitors, such as Salesforce.com, Microsoft Corporation, Oracle Corporation, SAP SE, and International Business Machines Corporation (“IBM”), have far greater resources than we do and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages, or standards, or changes in client requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote, and distribute products and to provide related consulting and training services. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition. See "Competition" in Item 1 of this Annual Report for additional information.
The continued uncertainties in the global economy may negatively impact our sales to, and the collection of receivables from, our clients.
Our sales to, and the collection of receivables from, our clients may be impacted by adverse changes in global economic conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time, during which economic activity has been impacted by falling demand for goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, and economic uncertainty. These changes in global economic conditions could impact the ability and willingness of our clients to make investments in technology, which in turn may delay or reduce the purchases of our software and services. These factors could also impact the ability and willingness of these clients to pay their trade obligations and honor their contractual commitments. These clients may also become subject to increasingly restrictive regulatory requirements, which could limit or delay their ability to proceed with technology purchases and may result in longer sales cycles, increased price competition, and reductions in sales of our products and services. The financial uncertainties facing many of our clients and the industries in which they operate could negatively impact our business, operating results, and financial condition.
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
Security of our systems and global client data is a growing challenge on many fronts. Cyber-attacks and security breaches may expose us to significant legal and financial liabilities.
Our cloud offering provides environments that are provisioned, monitored, and maintained for individual clients to create and deploy Pega-based applications using an Internet-based infrastructure. These services involve the storage and transmission of clients’ data and other confidential information. Security breaches could expose our clients and us to a risk of loss or misuse of this information. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, disrupt our business, lead to legal liability, and negatively impact our future sales. High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attackers targeting information technology products and businesses. Threats to IT security can take a variety of forms. Individual hackers, groups of hackers, and sophisticated organizations including state-sponsored organizations, or nation-states themselves, may take steps that pose threats to our clients and IT structure.
Our security measures and those of our clients may be breached because of third-party actions or that of employees, consultants, or others, including intentional misconduct by computer hackers, system error, human error, technical flaws in our products, or otherwise. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. While we have invested in the protection of our data and systems and our clients’ data to reduce these risks, there can be no assurance that our efforts will prevent breaches. We carry data breach insurance coverage to mitigate the financial impact of a breach, though this may prove insufficient in the event of a breach.
Our cloud offering involves the hosting of clients’ applications on the servers of third-party technology providers. We also rely on third-party systems and technology, including encryption, virtualized infrastructure, and support, and we employ a shared security model with our clients and our third-party technology providers. Because we do not control the configuration of Pega applications by our clients, the transmissions between our clients and our third-party technology providers, the processing of data on the servers at third-party technology providers, or the internal controls maintained by our clients and third-party technology providers that could prevent unauthorized access or provide appropriate data encryption, we cannot fully ensure the complete integrity or security of such transmissions processing or controls. In addition, privacy, security, and data transmission concerns in some parts of the world may inhibit demand for our cloud offering or lead to requirements to provide our products or services in configurations that may increase the cost of serving such markets.
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
We may experience significant errors or security flaws in our products and services and could face privacy, product liability, and warranty claims as a result.
Despite quality testing prior to its release, our software frequently contains errors or security flaws, especially when first introduced or when new versions are released. Errors in our software could affect its ability to work with hardware or other software or could delay the development or release of new products or new versions of our software. Additionally, the detection and correction of any security flaws can be time-consuming and costly. Errors or security flaws in our software could result in the inadvertent disclosure of confidential information or personal data relating to our clients, employees, or third parties. Software errors and security flaws in our products or services could expose us to privacy, product liability, and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. Typically, we enter into license agreements that contain provisions intended to limit the nature and extent of our risk of product liability and warranty claims. There is a risk that a court might interpret these terms in a limited way or could hold part or all of these terms to be unenforceable. Also, there is a risk that these contract terms might not bind a party other than the direct client. Furthermore, some of our licenses with our clients are governed by non-U.S. law, and there is a risk that foreign law might give us less or different protection. Although we have not experienced any material product liability claims to date, a product liability suit or action claiming a breach of warranty, whether meritorious, could result in substantial costs and a diversion of management’s attention and our resources.
Any failure to meet our debt obligations or a disruption in our cash flows could have an adverse effect on our financial condition, results of operations, or cost of borrowing.
Our ability to fulfill our financial obligations, including the repayment of any amounts we borrow, will depend on market conditions, our future performance, and our ability to fund working capital, capital expenditures, acquisitions, and other general corporate requirements, which are subject to economic, financial, competitive, and other factors beyond our control. If we are not profitable in the future, or if we use more cash than we generate in the future, our level of indebtedness at such time could materially adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions, and general corporate and other purposes. If we incur significantly more debt, this could intensify the risks described above.
We are required to comply with certain financial and operating covenants under our revolving credit facility. Any failure to comply with these covenants could cause amounts borrowed to become immediately due and payable and/or prevent us from borrowing under the credit facility.
We are required to comply with specified financial and operating covenants under our credit facility and to make payments, which limit our ability to operate our business as we otherwise might. Our failure to comply with any of these covenants or to meet any debt payment obligations could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and/or unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants under the credit facility at the time we wish to borrow funds, we will be unable to borrow funds. The financial and operating covenants under the credit facility also may limit our ability to borrow funds or capital, including for strategic acquisitions, share repurchases, and other general corporate purposes.
Risks Related to Government Regulation and Intellectual Property
Our success depends in part on maintaining and increasing our sales to customers in the public sector.
We derive a portion of our revenues from contracts with federal, state, local, and foreign governments and agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that our efforts will produce any sales. Factors that could impede our ability to maintain or increase the amount of revenues derived from government contracts include:

•	changes in fiscal or contracting policies;

•	decreases in available government funding;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	potential delays or changes in the government appropriations or other funding authorization processes;

•	governments and governmental agencies requiring contractual terms that are unfavorable to us, such as most-favored-nation pricing provisions; and

•	delays in the payment of our invoices by government payment offices.
The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing our software in the future or otherwise have an adverse effect on our business, results of operations, financial condition, and cash flows.
Further, to increase our sales to customers in the public sector, we must comply with laws and regulations relating to the formation, administration, performance, and pricing of contracts with the public sector, including U.S. federal, state and local governmental bodies, which affect how we and our channel partners do business in connection with governmental agencies. These laws and regulations may impose added costs on our business, and failure to comply with these laws and regulations or other applicable requirements, including non-compliance in the past, could lead to claims for damages from our channel partners or government customers, penalties, termination of contracts, loss of intellectual property rights and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions, or limitations in our ability to do business with the public sector could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
The U.K.’s withdrawal from the EU (commonly referred to as “Brexit”) on January 31, 2020 could have a material impact on our business, including our relationships with existing and future clients, suppliers, and employees, which could have an adverse effect on our financial results and operations.
The final terms of the U.K.’s relationship with the EU are not currently known. We have material operations in the U.K. and EU. The ultimate effects, or perceived effects, of the U.K.’s decision could potentially disrupt the markets we serve and the tax jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty as the U.K. determines which EU laws to replace or replicate.
We are subject to increasingly complex U.S. and foreign laws and regulations, requiring costly compliance measures, and any failure to comply with these laws and regulations could subject us to, among other things, penalties and legal expenses that could harm our reputation or have a material adverse effect on our business, financial condition, and results of operations.
We are subject to extensive federal, state, and foreign laws and regulations, including but not limited to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, data privacy and security laws, and similar laws and regulations. The Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar foreign anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to obtain or retain business. Similar laws and regulations exist in many other countries throughout the world in which we do or intend to do business. Data privacy laws and regulations in Europe, Australia, Latin America, and elsewhere are undergoing a rapid transformation toward increased restrictions.
In April 2016, the European Parliament adopted the General Data Protection Regulation (“GDPR”). It became effective in May 2018. The GDPR extends the scope of European privacy laws to any entity which controls or processes personal data of EU residents in connection with the offer of goods or services or the monitoring of behavior and imposes new compliance obligations concerning the handling of personal data. Complying with the GDPR and other emerging and changing requirements caused us to incur additional costs in fiscal year 2019 and may cause us to incur substantial additional costs or require us to change our business practices. Compliance also depends on how regulators choose to interpret and apply the new requirements. Moreover, non-compliance, or if regulators assert we have not complied, with GDPR could result in significant monetary penalties of up to the higher of 20 million Euro or 4% of annual worldwide revenue, private lawsuits, and damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operation.
In June 2018, California enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires, among other things, covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. The CCPA may increase our compliance costs and potential liability.
We have developed and implemented a compliance program based on what we believe are current best practices, including the background checking of our current partners and prospective clients and partners. We cannot guarantee, however, that we, our employees, our consultants, our partners, or our contractors are or will be compliant with all federal, state, and foreign regulations, particularly as we expand our operations outside of the U.S. If we or our representatives fail to comply with any of these laws or regulations, a range of fines, penalties, and/or other sanctions could be imposed on us, which could have a material adverse effect on our business, financial condition, and results of operations. Even if we are determined not to have violated these laws, government inquiries into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business. In addition, regulation of data privacy and security laws is increasing worldwide, including various restrictions on cross-border access or transfer of data, including personal data of our employees, our clients, and customers of our clients. Compliance with such regulations may increase our costs and there is a risk of enforcement of such laws resulting in damage to our brand, as well as financial penalties and potential loss of business, which could be significant.
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
In addition, our future income taxes could be materially adversely affected by a shift in our jurisdictional income mix, by changes in the valuation of our deferred tax assets and liabilities, as a result of changes in tax laws, regulations, or accounting principles, as well as by certain discrete items.
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

If it becomes necessary or desirable to repatriate any of our foreign cash balances to the United States, we may be subject to increased taxes, other restrictions, and limitations.
As of December 31, 2019, approximately $44.9 million of our cash and cash equivalents was held in our foreign subsidiaries. If it becomes necessary or desirable to repatriate these funds, we may be required to pay U.S. federal, state, and local income and foreign withholding taxes upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested and, as a result, U.S. federal, state, and local, and foreign withholding taxes on such earnings have not been provided in our financial statements. It is not practical to estimate the amount of tax we would have to pay upon repatriation due to the complexity of the tax laws and other factors.
We face risks related to intellectual property claims or appropriation of our intellectual property rights.
We rely primarily on a combination of patent, copyright, trademark, and trade secrets laws, as well as intellectual property and confidentiality agreements to protect our proprietary rights. We also try to control access to and distribution of our technologies and other proprietary information. We have obtained patents in strategically important global markets relating to the architecture of our systems. We cannot assure that such patents will not be challenged, invalidated, or circumvented or that rights granted thereunder, or the claims contained therein will provide us with competitive advantages. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or to obtain the use of information that we regard as proprietary. Although we generally enter into intellectual property and confidentiality agreements with our employees and strategic partners, despite our efforts our former employees may seek employment with our business partners, clients, or competitors, and there can be no assurance that the confidential nature of our proprietary information will be maintained. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as they do in the U.S. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.
Other companies or individuals have obtained proprietary rights covering a variety of designs, processes, and systems. There can be no assurance that third parties, including clients, will not claim infringement by us with respect to current or future products. Although we attempt to limit the amount and type of our contractual liability for infringement of the proprietary rights of third parties and assert ownership of work product and intellectual property rights as appropriate, there are often exceptions, and limitations may not be applicable and enforceable in all cases. Even if limitations are found to be applicable and enforceable, our liability to our clients for these types of claims could be material given the size of certain of our transactions. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment and delivery delays, require us to enter into royalty or licensing agreements, or be precluded from making and selling the infringing software, if such proprietary rights are found to be valid. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively, which could have a material adverse effect upon our business, operating results, and financial condition.
We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may, therefore, provide little or no deterrence. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties' intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims.
Risks Related to Ownership of our Common Stock
Our Chief Executive Officer is our majority shareholder and can exert significant influence over matters submitted to our shareholders, which could materially adversely affect our other shareholders.
As of December 31, 2019, our Chief Executive Officer beneficially owned approximately 50% of our outstanding shares of common stock. As a result, he has the ability to exert significant influence over all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. This concentration of ownership may delay or prevent a change in control, impede a merger, consolidation, takeover, or other business combination involving us, discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or result in actions that may be opposed by other shareholders.
The market price of our common stock has been and is likely to continue to be volatile.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways.
Factors that may affect the market price of our common stock include:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	variance in our financial performance from expectations of securities analysts;

•	changes in our projected operating and financial results;

•	changes in the prices of our products and professional services;

•	changes in laws or regulations applicable to our products or services;

•	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

•	our involvement in any litigation or investigations by regulators;

•	our sale of our common stock or other securities in the future;

•	changes in our Board of Directors, senior management or key personnel;

•	trading volume of our common stock;

•	price and volume fluctuations in the overall stock market;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic, regulatory, political, and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
We have provided and may continue to provide guidance about our business, future operating results, and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could materially adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock would decline.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal administrative, sales, marketing, support, and research and development operations are in Cambridge, Massachusetts and Hyderabad, India. We also maintain offices elsewhere in the Americas, Europe, and the Asia-Pacific regions. All our properties are currently leased. We expect to expand our facilities’ capacities as our employee base grows. We believe we will be able to obtain such space on acceptable and commercially reasonable terms.

See "19. Commitments And Contingencies" in Item 8 of this Annual Report for additional information.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PEGA.”
Holders
As of February 3, 2020, we had approximately 36 stockholders of record.
Dividends
During 2019, 2018, and 2017, we paid quarterly cash dividends of $0.03 per share of common stock.
It is our intention to pay a quarterly cash dividend of $0.03 per share; however, the Board of Directors may terminate or modify this dividend program at any time without prior notice.
Issuer purchases of equity securities
Common stock repurchased in the three months ended December 31, 2019:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs (2)
October 1, 2019 - October 31, 2019	24	$71.89	12	$45,484
November 1, 2019 - November 30, 2019	108	$75.63	—	$45,484
December 1, 2019 - December 31, 2019	144	$76.64	—	$45,484
Total	276	$75.83
(1) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2) See "Stock repurchase program" in Item 7 of this Annual Report for additional information.

Stock performance graph and cumulative total stockholder return (1)
The following performance graph represents a comparison of the cumulative total stockholder return, assuming the reinvestment of dividends, for a $100 investment on December 31, 2014 in our common stock, the Total Return Index for the NASDAQ Composite, a broad market index, and the Standard & Poor’s (“S&P”) North American Technology Sector - Software Index™ (“S&P NA Tech Software”), a published industry index.

	December 31,
	2014	2015	2016	2017	2018	2019
Pegasystems Inc.	$100.00	$133.06	$174.92	$229.64	$233.45	$389.43
NASDAQ Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
S&P NA Tech Software	$100.00	$112.49	$119.47	$170.61	$192.18	$258.65
(1) The lines of the graph merely connect measurement dates and do not reflect fluctuations between those dates.
(2) We paid total dividends of $0.12 per share during 2019, 2018, 2017, 2016, and 2015 and $0.09 per share in 2014. The dividends paid per share have been adjusted for the two-for-one common stock split effected in the form of a common stock dividend on April 1, 2014.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below has been derived from our audited consolidated financial statements. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data (1) (2):
Revenue:
Perpetual license	$80,015	$109,863	$132,883	$145,053	$166,305
Term license	199,433	178,256	206,411	152,231	109,283
Maintenance	280,580	263,875	242,320	218,635	202,802
Cloud	133,746	82,627	51,097	40,647	30,626
Consulting	217,609	256,960	255,756	205,663	173,679
Total revenue	$911,383	$891,581	$888,467	$762,229	$682,695
(Loss) income from operations	$(134,878)	$(17,032)	$93,177	$50,644	$64,661
Net (loss) income	$(90,433)	$10,617	$98,548	$45,015	$36,322
(Loss) earnings per share
Basic	$(1.14)	$0.14	$1.27	$0.59	$0.47
Diluted	$(1.14)	$0.13	$1.19	$0.56	$0.46

Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data (2) (3):
Total cash, cash equivalents, and marketable securities	$68,363	$207,423	$223,748	$133,761	$219,078
Goodwill	$79,039	$72,858	$72,952	$73,164	$46,776
Total assets	$984,812	$982,553	$1,012,753	$867,135	$627,758
Total stockholders’ equity	$539,010	$621,531	$655,870	$548,940	$322,859
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
(2) We retrospectively adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” in 2018. As a result, we have adjusted balances for 2017 and 2016. We have not adjusted 2015 for ASU 2014-09.
(3) On January 1, 2019,we adopted Accounting Standards Codification 842 “Leases” (“ASC 842”) using the modified retrospective method, reflecting any cumulative effect as an adjustment to equity. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 840 “Leases.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW
We develop, market, license, host, and support enterprise software applications that help organizations transform the way they engage with their customers and process work across their enterprise. We also license our low-code Pega Platform™ for rapid application development to clients that wish to build and extend their business applications. Our cloud-architected portfolio of customer engagement and digital process automation applications leverages artificial intelligence (“AI”), case management, and robotic automation technology, built on our unified low-code Pega Platform, empowering businesses to quickly design, extend, and scale their enterprise applications to meet strategic business needs.
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
Annual Contract Value (“ACV”) (1) (2)
The change in ACV measures the growth and predictability of future cash flows from committed Pega Cloud and Client Cloud arrangements as of the end of the particular reporting period.

(1) Data Table

	December 31,		Change
(Dollars in thousands)	2019	2018	Reported		Constant currency
Maintenance	$292,696	$269,708	$22,988	9%	8%
Term	231,267	190,349	40,918	21%	21%
Client Cloud	523,963	460,057	63,906	14%	14%
Pega Cloud	169,329	109,973	59,356	54%	54%
Total ACV	$693,292	$570,030	$123,262	22%	22%
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
Remaining performance obligations ("Backlog")
Expected future revenue on existing contracts:

	December 31, 2019
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$2,305	$97,826	$206,882	$165,571	$20,798	$493,382	58%
1-2 years	2,179	12,014	30,291	128,109	1,439	174,032	21%
2-3 years	—	3,132	17,844	84,788	132	105,896	13%
Greater than 3 years	—	3,861	13,277	43,702	1,993	62,833	8%
	$4,484	$116,833	$268,294	$422,170	$24,362	$836,143	100%
Change in Backlog Since December 31, 2018
	$(14,185)	$32,453	$60,380	$123,353	$3,169	$205,170
	(76)%	38%	29%	41%	15%	33%

	December 31, 2018
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$14,665	$72,378	$192,274	$103,354	$17,235	$399,906	63%
1-2 years	2,343	10,355	10,436	80,214	2,810	106,158	17%
2-3 years	1,661	1,414	3,644	61,906	940	69,565	11%
Greater than 3 years	—	233	1,560	53,343	208	55,344	9%
	$18,669	$84,380	$207,914	$298,817	$21,193	$630,973	100%
RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	2019		2018		Change
Cloud	$133,746	15%	$82,627	9%	$51,119	62%
Term license	199,433	22%	178,256	20%	21,177	12%
Maintenance	280,580	30%	263,875	30%	16,705	6%
Subscription (1)	613,759	67%	524,758	59%	89,001	17%
Perpetual license	80,015	9%	109,863	12%	(29,848)	(27)%
Consulting	217,609	24%	256,960	29%	(39,351)	(15)%
	$911,383	100%	$891,581	100%	$19,802	2%
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
Subscription revenue
The increase in cloud revenue in 2019 reflects the shift in client preferences to cloud arrangements from other types of arrangements. The increase in term license revenue in 2019 was due to several large, multi-year term license contracts executed in 2019. This increase was partially offset by term license contracts with multi-year committed maintenance periods, where a greater portion of the contract value is allocated to maintenance.
The increase in maintenance revenue in 2019 was primarily due to the continued growth in the aggregate value of the installed base of our software and strong renewal rates in excess of 90%.
Perpetual license
The decrease in perpetual license revenue in 2019 reflects the shift in client preferences in favor of our subscription offerings, particularly cloud arrangements.

Consulting
Our consulting revenue fluctuates depending upon the mix of new implementation projects we perform as compared to those performed by our enabled clients or led by our partners. See "Our consulting revenue is significantly dependent upon our consulting personnel implementing new license and cloud arrangements" in Item 1A of this Annual Report for additional information.
The decrease in consulting revenue in 2019 was primarily due to a decrease in billable hours.
Gross profit

(Dollars in thousands)	2019		2018		Change
Software license	$275,792	99%	$282,950	98%	$(7,158)	(3)%
Maintenance	254,924	91%	239,310	91%	15,614	7%
Cloud	67,918	51%	45,218	55%	22,700	50%
Consulting	2,727	1%	22,338	9%	(19,611)	(88)%
	$601,361	66%	$589,816	66%	$11,545	2%
The recent shift in our revenue mix toward cloud arrangements has resulted in slower total gross profit growth as our cloud business continues to grow and scale. Revenue from cloud arrangements is generally recognized over the service period, while revenue from term and perpetual license arrangements is generally recognized upfront when the license rights become effective.
Gross profit
The increase in total gross profit in 2019 was primarily due to increases in cloud and maintenance revenue.
Gross profit percent
The decrease in cloud gross profit percent in 2019 was driven by an increase in costs as we accelerated our investments in cloud infrastructure and service delivery to support future growth. The decrease in consulting gross profit percent in 2019 was driven by a decrease in billable hours as consulting resources were transitioning to new projects after completing a large project and an increase in consulting resource availability as we continue growing and leveraging our partner network.
Operating expenses
Selling and marketing

(Dollars in thousands)	2019	2018	Change
Selling and marketing (1)	$474,459	$373,495	$100,964	27%
As a percent of total revenue (2)	52%	42%
Selling and marketing headcount, end of period	1,631	1,224	407	33%
(1) Includes compensation, benefits, and other headcount-related expenses associated with selling and marketing activities, as well as advertising, promotions, trade shows, seminars, and the amortization of client-related intangibles. (2) Selling and marketing as a percent of total revenue has been impacted by a shift in revenue in favor of our subscription offerings, particularly cloud arrangements, which has resulted in slower total revenue growth in the near term. Revenue from cloud arrangements is generally recognized over the service period, while revenue from term and perpetual license arrangements is generally recognized upfront when the license rights become effective.
The increase in 2019 was primarily due to $81.2 million in compensation and benefits, attributable to an increase in headcount and $11.9 million in deferred contract cost amortization. The increase in headcount reflects our efforts to increase our sales capacity to deepen relationships with existing clients and target new accounts.
Research and development

(Dollars in thousands)	2019	2018	Change
Research and development (1)	$205,210	$181,710	$23,500	13%
As a percent of total revenue	23%	20%
Research and development headcount, end of period	1,657	1,621	36	2%
(1) Includes compensation, benefits, contracted services, and other headcount-related expenses associated with the development of our products, as well as enhancements and design changes to existing products and the integration of acquired technologies.
The increase in 2019 was primarily due to $14.7 million in compensation and benefits, attributable to an increase in headcount and equity compensation, and $5.1 million in cloud hosting expenses as we expand our cloud-focused research and development activities.

General and administrative

(Dollars in thousands)	2019	2018	Change
General and administrative (1)	$56,570	$51,643	$4,927	10%
As a percent of total revenue	6%	6%
General and administrative headcount, end of period (2)	419	348	71	20%
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
The increase in 2019 was primarily due to $5.5 million in compensation and benefits due to an increase in headcount.
Stock-based compensation
We recognize stock-based compensation expense associated with equity awards in our consolidated statements of operations based on the fair value of these awards at the date of grant using the accelerated recognition method, while treating each vesting tranche as if it were an individual grant.

(Dollars in thousands)	2019	2018	Change
Cost of revenues	$18,822	$16,862	$1,960	12%
Selling and marketing	32,665	23,237	9,428	41%
Research and development	18,938	15,274	3,664	24%
General and administrative	10,484	8,489	1,995	24%
	$80,909	$63,862	$17,047	27%
The increase in 2019 was primarily due to the increased value of our annual periodic equity awards granted in March 2019 and 2018 and an increase in headcount. These awards generally have a five-year vesting schedule. See "14. Stock-Based Compensation" in Item 8 of this Annual Report for additional information.
Other income (expense), net

(Dollars in thousands)	2019	2018	Change
Foreign currency transaction (loss) gain	$(2,335)	$2,421	$(4,756)	*
Interest income, net	1,808	2,705	(897)	(33)%
Other income, net	559	363	196	54%
	$32	$5,489	$(5,457)	(99)%
* not meaningful
The changes in foreign currency transaction (loss) gain were primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency-denominated cash, accounts receivable, and intercompany receivables and payables held by our United Kingdom (“U.K.”) subsidiary.
(Benefit from) income taxes

(Dollars in thousands)	2019	2018
(Benefit from) income taxes	$(44,413)	$(22,160)
Effective income tax rate	33%	192%
The decrease in our effective income tax rate was primarily due to the excess stock option benefit relative to our overall worldwide loss.
As of December 31, 2019, we had approximately $23.3 million of total unrecognized tax benefits, which would decrease our effective tax rate if recognized. We expect that the changes in the unrecognized benefits within the next twelve months will be approximately $0.1 million due to an anticipated settlement with tax authorities. See "16. Income Taxes" in Item 8 of this Annual Report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2019	2018
Cash (used in) provided by
Operating activities	$(42,165)	$104,356
Investing activities	70,074	(48,196)
Financing activities	(74,258)	(101,460)
Effect of exchange rate on cash and cash equivalents	290	(2,557)
Net (decrease) in cash and cash equivalents	$(46,059)	$(47,857)

	December 31,
(in thousands)	2019	2018
Held in U.S. entities	$23,437	$143,533
Held in foreign entities	44,926	63,890
Total cash, cash equivalents, and marketable securities	$68,363	$207,423
On November 6, 2019, we entered into a five year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. We may use borrowings to finance working capital needs and for general corporate purposes. Under certain circumstances, the Credit Facility allows us to increase the aggregate commitment up to $200 million. As of December 31, 2019, we had no borrowings under the credit facility.
We believe that our current cash, cash flow from operations, and borrowing capacity will be sufficient to fund our operations and quarterly cash dividends for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the investments required to meet possible increased demand for our services. If we require additional capital resources to grow our business, we may seek to finance our operations from available funds or additional external financing.
If it became necessary to repatriate foreign funds, we may be required to pay U.S and foreign taxes upon repatriation. Due to the complexity of income tax laws and regulations, and the effects of the Tax Reform Act, it is impracticable to estimate the amount of taxes we would have to pay. See "If it becomes necessary or desirable to repatriate any of our foreign cash balances to the United States, we may be subject to increased taxes, other restrictions, and limitations" in Item 1A of this Annual Report for additional information.
Cash (used in) provided by operating activities
As client preferences shift in favor of our cloud and term subscription arrangements, we could continue to experience reduced or negative operating cash flow. Cash from subscription arrangements is generally collected over the service period, while cash from perpetual license arrangements is often collected shortly after contract execution.
The primary driver of the decrease in 2019 was the recent shift in our revenue mix toward cloud arrangements, which are generally collected over an average service period of three years, and increased costs as we accelerated investments in our cloud offerings and selling and marketing activities to support future growth.
The primary cash drivers during 2018 were net income of $10.6 million and $25.8 million from receivables and contract assets, largely due to increased cash collections and the timing of billings.
Cash provided by (used in) investing activities
Cash used in investing activities is primarily driven by the timing of investment maturities and purchases of new investments.
During 2019, $91.6 million in cash was generated from investments, primarily marketable debt securities, which was partially offset by investments of $10.6 million in property and equipment and $10.9 million to acquire In the Chat Communications Inc. in May 2019.
During 2018, $35.5 million of cash was used for investments, primarily marketable securities, and $11.9 million was used to purchase property and equipment.
Cash (used in) financing activities
We used cash primarily for repurchases of our common stock under our stock repurchase programs, stock repurchases for tax withholdings for the net settlement of our equity awards, and the payment of our quarterly dividend.
Net cash used in financing activities during 2019 and 2018 was primarily for repurchases of our common stock and the payment of our quarterly dividend.

Dividends

(in thousands)	2019	2018
Dividend payments to shareholders	$9,486	$9,432
It is our current intention to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify this dividend program at any time without prior notice.
Stock repurchase program
Remaining authority under existing programs is:

(in thousands)	2019
January 1,	$6,620
Authorizations (1)	60,000
Repurchases (2)	(21,136)
December 31,	$45,484
(1) On March 15, 2019, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2020 and increased the amount of common stock we are authorized to repurchase by $60 million.
(2) Purchases may be made from time to time on the open market or in privately negotiated transactions. All stock repurchases under the Current Program during closed trading window periods are made pursuant to established pre-arranged stock repurchase plans, intended to comply with the requirements of Rule 10b5-1and Rule 10b-18 under the Exchange Act.
Common stock repurchases
The following table is a summary of our repurchase activity:

	2019		2018
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	645	$44,857	667	$39,588
Repurchases paid	333	21,136	980	54,276
Repurchases unsettled at period end	—	—	21	999
Total stock repurchase program (1)	333	21,136	1,001	55,275
Activity in period (2)	978	$65,993	1,668	$94,863
(1) Represents activity under our publicly announced stock repurchase program.
(2) During 2019 and 2018, instead of receiving cash from the equity holders, we withheld shares with a value of $41.7 million and $29.5 million, respectively, for the exercise price of options. These amounts have been excluded from the table above.
Contractual obligations
As of December 31, 2019, our contractual obligations were:

	Payments due by period
(in thousands)	2020	2021-2022	2023-2024	2025 and thereafter	Other	Total
Operating lease obligations (1)	19,373	36,373	19,683	1,666	—	$77,095
Purchase obligations (2)	$24,800	$8,129	$438	$—	$—	$33,367
Liability for uncertain tax positions (3)	—	—	—	—	5,386	$5,386
Investment commitments (4)	1,754	205	—	—	—	$1,959
Total	$45,927	$44,707	$20,121	$1,666	$5,386	$117,807
(1) See "9. Leases" in Item 8 of this Annual Report for additional information.
(2) Represents the fixed or minimum amounts due under purchase obligations for hosting services and sales and marketing programs.
(3) We are unable to reasonably estimate the timing of the cash outflow due to uncertainties in the timing of the effective settlement of tax positions.
(4) Represents the maximum funding that would be expected under existing investment agreements with privately-held companies. Our investment agreements generally allow us to withhold unpaid committed funds at our discretion.
A detailed discussion and analysis of the fiscal year 2017 year-over-year changes can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Revenue recognition
Our contracts with clients typically contain promises by us to provide multiple products and services. Specifically, contracts associated with sales of Pega Platform and other software applications, sold either as licenses to use functional intellectual property or as a cloud-based solution, typically include consulting services. Determining whether such products and services within a client contract are considered distinct performance obligations that should be accounted for separately requires significant judgment. We review client contracts to identify all separate promises to transfer goods and services that would be considered performance obligations. Judgment is also required in determining whether an option to acquire additional products and services within a client contract represents a material right that the client would not receive without entering into the contract.
A contract modification is a legally binding change to the scope, price, or both of an existing contract. Contract modifications are reviewed to determine whether they should be accounted for as part of the original contract or as a separate contract. This determination requires significant judgment which could impact the timing of revenue recognition. We typically account for contract modifications prospectively as a separate contract, as the additional performance obligation(s) in our contract modifications are generally distinct and priced at their stand-alone selling price.
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
Goodwill and intangible assets impairment
Our goodwill and intangible assets result from our previous business acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill. We perform our annual goodwill impairment test as of November 30th. To assess if goodwill is impaired, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, based on the qualitative assessment, we consider it more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, we perform a quantitative impairment test in a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment by performing discounted cash flow analysis. This analysis is based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. In the first step, we review the carrying amount of our reporting unit compared to the “fair value” of the reporting unit. An excess carrying value over fair value would indicate that goodwill may be impaired. If we determined that goodwill may be impaired, then we would compare the “implied fair value” to the carrying value of the goodwill. We periodically reevaluate our business and have determined that we have one operating segment and one reporting unit. If our assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill. Changes in the valuation of goodwill could materially impact our operating results and financial position. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In evaluating potential impairment of these assets, we specifically consider whether any indicators of impairment are present, including, but not limited to:

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
As of December 31, 2019, we had $79.0 million of goodwill and $19.7 million of intangible assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position. To date, there have been no impairments of goodwill or intangible assets.
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
See "16. Income Taxes" in Item 8 of this Annual Report for additional information.
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would result in the following impact:

	2019	2018	2017
(Decrease) increase in revenue	(4)%	(4)%	(4)%
(Decrease) increase in net income	(7)%	(1)%	(3)%
Remeasurement risk
We experience fluctuations in transaction gains or losses from remeasurement of monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded.
We are primarily exposed to changes in foreign currency exchange rates associated with the Australian dollar, Euro, and U.S. dollar-denominated cash and cash equivalents, accounts receivable, unbilled receivables, and intercompany receivables and payables held by our U.K. subsidiary, a British pound functional entity.

A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would result in in the following impact:

(in millions)	December 31, 2019	December 31, 2018	December 31, 2017
Foreign currency gain (loss)	$4	$(6)	$(6)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pegasystems Inc.
Cambridge, Massachusetts

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on and Changes in Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Software License Arrangements - Refer to Note 2 to the financial statements
The Company generates revenue from multiple sources, including software license revenue primarily derived from license sales of the Company’s Pega Platform and other software applications, maintenance revenue from client support, and services revenue primarily derived from cloud sales of the Company’s hosted Pega Platform and other software applications and consulting services.
The Company’s license and cloud arrangements often contain multiple performance obligations. These performance obligations may be included in the same contract or negotiated separately. Additionally, the Company enters into amendments to previously executed contracts which constitute contract modifications. Certain new complex arrangements require a detailed analysis of the contractual terms and application of more complex accounting guidance, specifically for contracts with higher contract values. Factors with potentially significant judgements include:

•	Identification of the complete customer arrangement

•	Accounting treatment of contract modifications

•	Valuation and allocation of identified material rights

•	Allocation of arrangement consideration to bundled fixed price work orders

Given the accounting complexity and the management judgment necessary to properly identify, classify, and account for performance obligations, auditing such estimates involved especially complex and subjective auditor judgment in relation to license and cloud arrangements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to license and cloud revenue arrangements included the following, among others:

•
We tested the effectiveness of controls over revenue recognition, including those over the identification of performance obligations included in the transaction, accounting treatment of contract modifications, identification of material rights, and allocation of arrangement consideration.

•	We selected a sample of customer contracts and performed the following:

◦	Evaluated whether the Company properly identified the terms of the arrangements and considered all arrangement terms that may have an impact on revenue recognition.

◦
Evaluated whether the Company appropriately identified all performance obligations in the arrangement and whether the methodology to allocate the transaction price to the individual performance obligations was appropriately applied.

◦
Tested the accuracy of management’s calculation of revenue for each performance obligation by developing an expectation for the revenue to be recorded in the current period and comparing it to the Company’s recorded balances.

◦	Evaluated management’s assessment of any ongoing negotiations with customers and bundling with statements of work.

◦
Analyzed the proper accounting treatment for any contract modifications based on 1) whether the additional products and services are distinct from the products and services in the original arrangement, and 2) whether the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services.

◦
Evaluated management’s determination of whether certain renewal clauses, additional product offers, or additional usage offers represented material rights included in the contract and whether they were properly valued based on the incremental discount provided and the probability of the right being exercised.

◦
For contracts with a performance obligation of bundled fixed price services, evaluated whether management reasonably estimated the number of hours that each project will require and independently recalculated the stand-alone selling price for each bundled fixed price service.

◦	Obtained evidence of delivery of the elements of the arrangement to the customer.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 12, 2020

We have served as the Company's auditor since 2000.

PEGASYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$68,363	$114,422
Marketable securities	—	93,001
Total cash, cash equivalents, and marketable securities	68,363	207,423
Accounts receivable	199,720	180,872
Unbilled receivables	180,219	172,656
Other current assets	57,308	49,684
Total current assets	505,610	610,635
Unbilled receivables	121,736	151,237
Goodwill	79,039	72,858
Other long-term assets	278,427	147,823
Total assets	$984,812	$982,553

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,475	$16,487
Accrued expenses	48,001	43,143
Accrued compensation and related expenses	104,126	84,671
Deferred revenue	190,080	185,145
Other current liabilities	18,273	2,363
Total current liabilities	377,955	331,809
Operating lease liabilities	52,610	—
Other long-term liabilities	15,237	29,213
Total liabilities	445,802	361,022
Commitments and Contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 79,599 and 78,526 shares issued and outstanding at December 31, 2019 and 2018, respectively	796	785
Additional paid-in capital	140,523	123,205
Retained earnings	410,919	510,863
Accumulated other comprehensive (loss)
Net unrealized gain on available-for-sale marketable securities, net of tax	—	(249)
Foreign currency translation adjustments	(13,228)	(13,073)
Total stockholders’ equity	539,010	621,531
Total liabilities and stockholders’ equity	$984,812	$982,553

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	2019	2018	2017
Revenue
Software license	$279,448	$288,119	$339,294
Maintenance	280,580	263,875	242,320
Services	351,355	339,587	306,853
Total revenue	911,383	891,581	888,467
Cost of revenue
Software license	3,656	5,169	5,085
Maintenance	25,656	24,565	27,905
Services	280,710	272,031	246,683
Total cost of revenue	310,022	301,765	279,673
Gross profit	601,361	589,816	608,794
Operating expenses
Selling and marketing	474,459	373,495	300,578
Research and development	205,210	181,710	162,886
General and administrative	56,570	51,643	52,153
Total operating expenses	736,239	606,848	515,617
(Loss) income from operations	(134,878)	(17,032)	93,177
Foreign currency transaction (loss) gain	(2,335)	2,421	(6,413)
Interest income, net	1,808	2,705	862
Other income (loss), net	559	363	(1,391)
(Loss) income before (benefit from) income taxes	(134,846)	(11,543)	86,235
(Benefit from) income taxes	(44,413)	(22,160)	(12,313)
Net (loss) income	$(90,433)	$10,617	$98,548
(Loss) earnings per share
Basic	$(1.14)	$0.14	$1.27
Diluted	$(1.14)	$0.13	$1.19
Weighted-average number of common shares outstanding
Basic	79,055	78,564	77,431
Diluted	79,055	83,064	82,832
See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	2019	2018	2017
Net (loss) income	$(90,433)	$10,617	$98,548
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale marketable securities	249	(17)	(63)
Foreign currency translation adjustments	(155)	(6,600)	9,559
Total other comprehensive income (loss), net of tax	94	(6,617)	9,496
Comprehensive (loss) income	$(90,339)	$4,000	$108,044
See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2017	76,591	$766	$143,903	$420,472	$(16,201)	$548,940
Repurchase of common stock	(99)	—	(4,493)	—	—	(4,493)
Issuance of common stock for share-based compensation plans	1,568	15	(41,642)	—	—	(41,627)
Issuance of common stock under Employee Stock Purchase Plan	21	—	1,009	—	—	1,009
Stock-based compensation	—	—	53,320	—	—	53,320
Cash dividends declared ($0.12 per share)	—	—	—	(9,323)	—	(9,323)
Other comprehensive income	—	—	—	—	9,496	9,496
Net income	—	$—	$—	$98,548	$—	$98,548
December 31, 2017	78,081	$781	$152,097	$509,697	$(6,705)	$655,870
Repurchase of common stock	(1,001)	(10)	(55,265)	—	—	(55,275)
Issuance of common stock for share-based compensation plans	1,413	14	(39,375)	—	—	(39,361)
Issuance of common stock under the Employee Stock Purchase Plan	33	—	1,767	—	—	1,767
Stock-based compensation	—	—	63,981	—	—	63,981
Cash dividends declared ($0.12 per share)	—	—	—	(9,451)	—	(9,451)
Other comprehensive (loss)	—	—	—	—	(6,617)	(6,617)
Net income	—	—	—	10,617	—	10,617
December 31, 2018	78,526	$785	$123,205	$510,863	$(13,322)	$621,531
Repurchase of common stock	(333)	(3)	(21,133)	—	—	(21,136)
Issuance of common stock for share-based compensation plans	1,375	14	(44,853)	—	—	(44,839)
Issuance of common stock under the Employee Stock Purchase Plan	31	—	2,202	—	—	2,202
Stock-based compensation	—	—	81,102	—	—	81,102
Cash dividends declared ($0.12 per share)	—	—	—	(9,511)	—	(9,511)
Other comprehensive income	—	—	—	—	94	94
Net (loss)	—	—	—	(90,433)	—	(90,433)
December 31, 2019	79,599	$796	$140,523	$410,919	$(13,228)	$539,010
See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2019	2018	2017
Operating activities
Net (loss) income	$(90,433)	$10,617	$98,548
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities
Stock-based compensation expense	80,909	63,862	53,313
Deferred income taxes	(49,317)	(30,898)	(2,780)
Amortization of deferred contract costs	29,152	17,271	12,106
Lease expense	14,497	—	—
Amortization of intangible assets and depreciation	21,396	25,295	24,713
Amortization of investments	800	1,596	1,381
Foreign currency transaction loss (gain)	2,335	(2,421)	6,413
Other non-cash	(521)	(1,678)	(1,383)
Change in operating assets and liabilities:
Accounts receivable, unbilled revenue, and contract assets	1,088	25,779	(30,379)
Income taxes receivable and other current assets	(6,344)	(6,068)	(13,393)
Accounts payable, accrued compensation, and accrued expenses	25,670	20,798	14,473
Deferred revenue	1,937	28,951	14,636
Deferred contract costs	(49,746)	(44,036)	(18,738)
Other long-term assets and liabilities	(23,588)	(4,712)	(675)
Cash (used in) provided by operating activities	(42,165)	104,356	158,235
Investing activities
Purchases of investments	(11,424)	(69,494)	(27,718)
Proceeds from maturities and called investments	13,634	33,991	26,997
Sales of investments	89,406	—	—
Payments for acquisitions, net of cash acquired	(10,934)	(800)	(297)
Investment in property and equipment	(10,608)	(11,893)	(13,741)
Cash provided by (used in) investing activities	70,074	(48,196)	(14,759)
Financing activities
Dividend payments to shareholders	(9,486)	(9,432)	(9,277)
Proceeds from revolving credit facility	45,000	—	—
Payments on revolving credit facility	(45,000)	—	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(42,637)	(37,594)	(40,617)
Common stock repurchases under stock repurchase program	(22,135)	(54,434)	(4,335)
Cash (used in) financing activities	(74,258)	(101,460)	(54,229)
Effect of exchange rate changes on cash and cash equivalents	290	(2,557)	2,438
Net (decrease) increase in cash and cash equivalents	(46,059)	(47,857)	91,685
Cash and cash equivalents, beginning of period	114,422	162,279	70,594
Cash and cash equivalents, end of period	$68,363	$114,422	$162,279

Supplemental disclosures
Income taxes paid (refunded)	$4,745	$6,630	$(2,322)
Non-cash investing and financing activity:
Dividends payable	$2,388	$2,363	$2,344

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

Performance Obligations
The Company’s software license and cloud arrangements often contain multiple performance obligations. For contracts with multiple performance obligations, the Company accounts for each performance obligation separately if it is distinct. Transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. If the transaction price contains discounts or the Company expects to provide a future price concession, these elements are considered when determining the transaction price prior to allocation. The Company’s policy is to exclude from the determination of transaction price sales and similar taxes collected from clients.
The Company’s typical performance obligations are:

Performance Obligation	How Standalone Selling Price is Typically Determined	When Performance Obligation is Typically Satisfied	When Payment is Typically Due
Perpetual license	Residual approach	Upon transfer of control to the client, defined when the client can use and benefit from the license (point in time)	Effective date of the license
Term license	Residual approach	Upon transfer of control to the client, defined when the client can use and benefit from the license (point in time)	Annually, or more frequently, over the term of the license
Maintenance	Consistent pricing relationship as a percentage of the related license and observable in stand-alone renewal transactions (1)	Ratably over the term of the maintenance (over time)	Annually, or more frequently, over the term of the maintenance
Consulting - time and materials	Observable hourly rate for time and materials-based services in similar geographies for similar contract sizes	Based on hours incurred to date	Monthly
Consulting - fixed price	Observable hourly rate for time and materials-based services in similar geographies for similar contract sizes multiplied by estimated hours for the project	Based on hours incurred as a percentage of total estimated hours	As contract milestones are achieved
Cloud	Residual approach	Ratably over the term of the service (over time)	Annually, or more frequently, over the term of the service
(1) Technical support and software updates are considered distinct services but accounted for as a single performance obligation, as they have the same pattern of transfer to the client.

The Company utilizes the residual approach for performance obligations since the selling price is highly variable and stand-alone selling price is not discernible from past transactions or other observable evidence. Periodically, the Company reevaluates whether the residual approach remains appropriate. As required, the Company evaluates its residual approach estimate compared to all available observable data in order to conclude the estimate is representative of its standalone selling price.
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
Variable consideration
The Company’s arrangements can include variable fees, such as the option to purchase additional usage of a previously delivered software license. In addition, the Company may provide pricing concessions to clients, a business practice that also gives rise to variable fees in contracts. For variable fees arising from the client’s acquisition of additional usage of a previously delivered software license, the Company applies the sales and usage-based royalties guidance related to a license of intellectual property and recognizes the revenue in the period the underlying sale or usage occurs. For pricing concessions, and other forms of variable consideration that may arise, the Company includes in the determination of total transaction price an estimate of variable fees if it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company uses the expected value or most likely value amount, whichever is more appropriate for specific circumstances, to estimate variable consideration, and the estimates are based on the level of historical price concessions offered to clients. The variable consideration related to pricing concessions and other forms of variable consideration including usage-based fees have not been material to the Company’s consolidated financial statements.
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
During 2019, 2018, and 2017, significant financing components were not material.
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

Deferred contract costs
The Company recognizes an asset for the incremental costs of obtaining a client contract, primarily related to sales commissions. The Company expects to benefit from those costs for more than one year, as the Company primarily pays sales commissions on the initial contract. As a result, there are no commensurate commissions paid on contract renewals. Deferred contract costs are allocated to each performance obligation within the contract and amortized in accordance with the transfer of underlying goods and services within those contracts and expected renewals. The expected benefit period is determined based on the length of the client contracts, client attrition rates, the underlying technology life-cycle, and the influence of the competitive marketplace in which the products and services are sold. Deferred costs allocated to maintenance and deferred costs for cloud arrangements are amortized over an average expected benefit period of five years. Deferred costs allocated to software licenses, and any expected renewals of term software licenses within the five years expected benefit period, are amortized at the point in time control of the software license is transferred. Deferred costs allocated to consulting are amortized over a period that is consistent with the pattern of transfer of control for the related services.
Financial instruments
The principal financial instruments held by the Company consist of cash equivalents, marketable securities, receivables, and accounts payable. The Company considers debt securities that are readily convertible to known amounts of cash with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. All of the Company’s investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses considered to be temporary in nature are recorded as a component of accumulated other comprehensive loss, net of related income taxes. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value by recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated based upon the specific investment.
See "Note 4. Receivables, Contract Assets, And Deferred Revenue" and "Note 12. Fair Value Measurements" for additional information.
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
Leases
All the Company’s leases are operating leases, primarily composed of office space leases. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right of use assets and lease liabilities at the lease commencement date and thereafter if modified. Fixed lease costs are recognized on a straight-line basis over the term of the lease. Variable lease costs are recognized in the period in which the obligation for those payments is incurred. The Company combines lease and non-lease components in the determination of lease costs for its office space leases. The lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain it will exercise those options. The Company’s leases do not contain any material residual value guarantees or restrictive covenants.
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
Goodwill
Goodwill represents the residual purchase price paid in a business combination after the fair value of all identified assets and liabilities have been recorded. Goodwill is not amortized. The Company has a single reporting unit. The Company performed a qualitative assessment as of November 30, 2019, 2018, and 2017, and concluded that there was no impairment since it was not more likely than not that the fair value of its reporting unit was less than its carrying value.
Intangible and long-lived assets
All of the Company’s intangible assets are amortized using the straight-line method over their estimated useful life. The Company evaluates its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the long-lived tangible or intangible assets to their carrying value. If impairment exists, the Company calculates the impairment by comparing the carrying value to its fair value as determined by discounted expected cash flows.

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
Research and development and software development costs
Research and development costs are expensed as incurred. Capitalization of computer software developed for resale begins upon the establishment of technological feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date, as technological feasibility is established within a short time frame from the software’s general availability and, as a result, no costs were capitalized in 2019, 2018, or 2017.
Stock-based compensation
The Company recognizes stock-based compensation expense associated with equity awards based on the fair value of these awards at the grant date. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the equity award and is adjusted each period for anticipated forfeitures. See "Note 14. Stock-Based Compensation" for discussion of the Company’s key assumptions included in determining the fair value of its equity awards at the grant date.
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
As a global company, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries and nexus and tax credit estimates. In addition, the calculation of acquired tax attributes and the associated limitations are complex. See "Note 16. Income Taxes" for additional information.
Advertising expense
Advertising costs are expensed as incurred. Advertising costs were $6.7 million, $6.9 million, and $6.1 million during 2019, 2018, and 2017, respectively.

New Accounting Standards
Leases
On January 1, 2019, the Company adopted Accounting Standards Codification 842 “Leases” (“ASC 842”) using the modified retrospective method, reflecting any cumulative effect as an adjustment to equity. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 840 “Leases.”
The Company elected the permitted practical expedients not to reassess the following related to leases that commenced before the effective date of ASC 842: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. Upon adoption, the Company recorded right of use assets of $41.8 million and lease liabilities of $54.2 million. The difference between the value of the right of use assets and lease liabilities is due to the reclassification of existing deferred rent, prepaid rent, and unamortized lease incentives as of January 1, 2019.
See "Note 9. Leases" for additional information.
Financial instruments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including accounts receivable, upon initial recognition of that financial asset using a forward-looking expected loss model, rather than an incurred loss model. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the amortized cost of the asset, removing the concept of “other-than-temporary” impairments. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.
3. MARKETABLE SECURITIES
As of December 31, 2019, the Company did not hold any marketable securities.

(in thousands)	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal bonds	$44,802	$13	$(110)	$44,705
Corporate bonds	48,499	23	(226)	48,296
	$93,301	$36	$(336)	$93,001

4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	December 31, 2019	December 31, 2018
Accounts receivable	$199,720	$180,872
Unbilled receivables	180,219	172,656
Long-term unbilled receivables	121,736	151,237
	$501,675	$504,765

Unbilled receivables are client committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables are expected to be billed in the future as follows:

(Dollars in thousands)	December 31, 2019
1 year or less	$180,219	60%
1-2 years	91,132	30%
2-5 years	30,604	10%
	$301,955	100%

Contract assets and deferred revenue

(in thousands)	December 31, 2019	December 31, 2018
Contract assets (1)	$5,558	$3,711
Long-term contract assets (2)	5,420	2,543
	$10,978	$6,254
Deferred revenue	$190,080	$185,145
Long-term deferred revenue (3)	5,407	5,344
	$195,487	$190,489
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
The change in deferred revenue in the year ended December 31, 2019 was primarily due to new billings in advance of revenue recognition, partially offset by revenue recognized during the period that was included in deferred revenue at December 31, 2018.
Major clients
No client represented 10% or more of the Company’s total accounts receivable and unbilled receivables as of December 31, 2019 or December 31, 2018.
5. DEFERRED CONTRACT COSTS

	December 31,
(in thousands)	2019	2018
Deferred contract costs (1)	$85,314	$64,367
(1) Included in other long-term assets.
Amortization of deferred contract costs was as follows:

(in thousands)	2019	2018	2017
Amortization of deferred contract costs (1)	$29,152	$17,271	$12,106
(1) Included in selling and marketing expenses.
6. PROPERTY AND EQUIPMENT

(in thousands)	December 31,
	2019	2018
Leasehold improvements	$42,162	$39,216
Computer equipment	25,147	25,285
Furniture and fixtures	8,524	8,517
Computer software purchased	7,775	7,578
Computer software developed for internal use	17,606	16,463
Fixed assets in progress	4,044	1,173
	105,258	98,232
Less: accumulated depreciation	(70,975)	(61,597)
	$34,283	$36,635

Depreciation expense was:

(in thousands)	2019	2018	2017
Depreciation expense	$14,771	$13,875	$12,375

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of goodwill:

(in thousands)	2019	2018
January 1,	$72,858	$72,952
Acquisition (1)	6,179	—
Currency translation adjustments	2	(94)
December 31,	$79,039	$72,858

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
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives as follows:

		December 31, 2019
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,140	$(54,368)	$8,772
Technology	2-10 years	64,843	(53,898)	10,945
Other	1-5 years	5,361	(5,361)	—
		$133,344	$(113,627)	$19,717
(1) Included in other long-term assets.

		December 31, 2018
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,115	$(51,224)	$11,891
Technology	2-10 years	59,742	(50,398)	9,344
Other	1 - 5 years	5,361	(5,361)	—
		$128,218	$(106,983)	$21,235
(1) Included in other long-term assets.
Amortization of intangible assets was:

(in thousands)	2019	2018	2017
Cost of revenue	$3,500	$5,027	$5,103
Selling and marketing	3,125	6,416	7,235
	$6,625	$11,443	$12,338

Future estimated amortization expense related to intangible assets:

(in thousands)	December 31, 2019
2020	$3,975
2021	3,651
2022	3,557
2023	3,289
2024 and thereafter	5,245
$19,717

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
Long-lived assets related to the Company’s U.S. and international operations were:

(Dollars in thousands)	December 31,
	2019		2018
U.S.	$26,644	78%	$26,392	72%
India	2,017	6%	3,843	10%
International, other	5,622	16%	6,400	18%
	$34,283	100%	$36,635	100%

9. LEASES
Expense

(in thousands)	2019
Fixed lease costs	$18,250
Short-term lease costs	1,291
Variable lease costs	5,554
$25,095
Total rent expense under operating leases was approximately $14.9 million and $14.7 million for 2018 and 2017, respectively.
Right of use assets and lease liabilities

(in thousands)	December 31, 2019
Right of use assets (1)	$58,273
Lease liabilities (2)	$15,885
Long-term lease liabilities	$52,610
(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets. (2) Included in other current liabilities.
The weighted-average remaining lease term and discount rate for the Company’s leases were:

December 31, 2019
Weighted-average remaining lease term	4 years
Weighted-average discount rate (1)	5.8%
(1) The rates implicit in most of the Company’s leases are not readily determinable, therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease in a similar economic environment.
Maturities of lease liabilities are:

(in thousands)	December 31, 2019
2020	$19,373
2021	18,702
2022	17,671
2023	16,615
2024 and thereafter	4,734
Total lease payments	77,095
Less: imputed interest (1)	(8,600)
Total short and long-term lease liabilities	$68,495
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
Cash flow information

(in thousands)	2019
Cash paid for leases	19,727
Right of use assets recognized for new leases and amendments (non-cash)	31,155

10. CREDIT FACILITY
On November 6, 2019, the Company entered into a five year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. The Company may use borrowings to finance working capital needs and for general corporate purposes. Under certain circumstances, the Credit Facility allows the Company to increase the aggregate commitment up to $200 million.
The Credit Facility contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. The Company is also required to comply with financial covenants that consist of a maximum net consolidated leverage ratio of 3.5 (with a step-up in the event of certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5. The commitments expire on November 4, 2024, and any outstanding loans will be payable on such date.
As of December 31, 2019, the Company had no borrowings under the credit facility.
11. STOCKHOLDERS’ EQUITY
Preferred stock
The Company has one million authorized shares of preferred stock, $0.01 par value per share, of which none were issued and outstanding at December 31, 2019. The Board of Directors has the authority to issue the shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to determine the designation, powers, preferences, and rights of the shares of each series and the qualifications, limitations, or restrictions thereof, without any further vote or action by the stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to holders of common stock, and may have the effect of delaying, deferring, or defeating a change in control of the Company. The Company had not issued any shares of preferred stock through December 31, 2019.
Common stock
The Company has 200 million authorized shares of common stock, $0.01 par value per share, of which 79.6 million shares were issued and outstanding at December 31, 2019.
Dividends declared

	2019	2018	2017
Dividends declared (per share)	$0.12	$0.12	$0.12
Dividend payments to shareholders (in thousands)	$9,486	$9,432	$9,277

The Company’s paid a quarterly cash dividend of $0.03 per share in 2019, 2018, and 2017, however, the Board of Directors may terminate or modify this dividend program at any time without prior notice.

Stock repurchases

(in thousands)	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
January 1,		$6,620		$34,892		$39,385
Authorizations (1)		$60,000		$27,003		$—
Repurchases	(333)	$(21,136)	(1,001)	$(55,275)	(99)	$(4,493)
December 31,		$45,484		$6,620		$34,892

(1) On March 15, 2019, the Company announced that the Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2020 and increased the amount of common stock the Company is authorized to repurchase by $60 million.
12. FAIR VALUE MEASUREMENTS
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
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers between levels during 2019, 2018, or 2017.
The Company’s assets and liabilities measured at fair value on a recurring basis were:

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Investments in privately-held companies (1)	$—	$—	$4,871	$4,871
(1) Included in other long-term assets.

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,155	$10,000	$—	$20,155
Marketable securities:
Municipal bonds	$—	$44,705	$—	$44,705
Corporate bonds	—	48,296	—	48,296
Total marketable securities	$—	$93,001	$—	$93,001
Investments in privately-held companies (1)	$—	$—	$3,390	$3,390
(1) Included in other long-term assets.
For certain other financial instruments, including accounts receivable, unbilled receivables, and accounts payable, the carrying value approximates fair value due to the relatively short maturity of these items.
Assets measured at fair value on a nonrecurring basis
Assets recorded at fair value on a nonrecurring basis, including property and equipment and intangible assets, are recognized at fair value when they are impaired. The Company did not recognize any impairments on its assets measured at fair value on a nonrecurring basis during

2019, 2018, or 2017.
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
13. REVENUE
Geographic revenue

(Dollars in thousands)	2019		2018		2017
U.S.	$525,191	57%	$469,987	52%	$505,415	56%
Other Americas	60,536	7%	53,239	6%	41,467	5%
United Kingdom (“U.K.”)	87,382	10%	95,628	11%	97,000	11%
Europe (excluding U.K.), Middle East, and Africa	137,946	15%	147,248	17%	138,752	16%
Asia-Pacific	100,328	11%	125,479	14%	105,833	12%
	$911,383	100%	$891,581	100%	$888,467	100%

Revenue streams

(in thousands)	2019	2018	2017
Perpetual license	$80,015	$109,863	$132,883
Term license	199,433	178,256	206,411
Revenue recognized at a point in time	279,448	288,119	339,294
Maintenance	280,580	263,875	242,320
Cloud	133,746	82,627	51,097
Consulting	217,609	256,960	255,756
Revenue recognized over time	631,935	603,462	549,173
	$911,383	$891,581	$888,467

(in thousands)	2019	2018	2017
Term license	$199,433	$178,256	$206,411
Cloud	133,746	82,627	51,097
Maintenance	280,580	263,875	242,320
Subscription (1)	613,759	524,758	499,828
Perpetual license	80,015	109,863	132,883
Consulting	217,609	256,960	255,756
Total revenue	$911,383	$891,581	$888,467
(1)  Reflects client arrangements (term license, cloud, and maintenance) that are subject to renewal.

Remaining performance obligations ("Backlog")
Expected future revenue on existing contracts:

	December 31, 2019
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$2,305	$97,826	$206,882	$165,571	$20,798	$493,382	58%
1-2 years	2,179	12,014	30,291	128,109	1,439	174,032	21%
2-3 years	—	3,132	17,844	84,788	132	105,896	13%
Greater than 3 years	—	3,861	13,277	43,702	1,993	62,833	8%
	$4,484	$116,833	$268,294	$422,170	$24,362	$836,143	100%

	December 31, 2018
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$14,665	$72,378	$192,274	$103,354	$17,235	$399,906	63%
1-2 years	2,343	10,355	10,436	80,214	2,810	106,158	17%
2-3 years	1,661	1,414	3,644	61,906	940	69,565	11%
Greater than 3 years	—	233	1,560	53,343	208	55,344	9%
	$18,669	$84,380	$207,914	$298,817	$21,193	$630,973	100%
Major clients
Clients accounting for 10% or more of the Company’s total revenue were:

(Dollars in thousands)	2019	2018	2017
Total revenue	$911,383	$891,581	$888,467
Client A	*	*	10%
*Client accounted for less than 10% of total revenue.
14. STOCK-BASED COMPENSATION
The following table presents the stock-based compensation expense included in the Company’s consolidated statements of operations:

(in thousands)	2019	2018	2017
Cost of revenues	$18,822	$16,862	$14,573
Selling and marketing	32,665	23,237	15,720
Research and development	18,938	15,274	13,618
General and administrative	10,484	8,489	9,402
	$80,909	$63,862	$53,313
Income tax benefit	$(16,392)	$(13,383)	$(12,113)

The Company periodically grants stock options and restricted stock units (“RSUs”) for a fixed number of shares upon vesting to employees and non-employee Directors. Beginning in 2019, the Company granted Directors awards in the form of common stock and stock options.
Most of the Company’s stock-based compensation arrangements vest over five years with 20% vesting after one year and the remaining 80% vesting in equal quarterly installments over the remaining four years. The Company’s stock options have a term of ten years. The Company recognizes stock-based compensation using the accelerated attribution method, treating each vesting tranche as if it were an individual grant. The amount of stock-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the Company recognizes the actual expense over the vesting period only for the shares that vest.
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
Share-based compensation plans
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
As of December 31, 2019, approximately 10 million shares were subject to outstanding options and stock-based awards under the 2004 Plan.
2006 Employee Stock Purchase Plan
In 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 ESPP”) pursuant to which the Company’s employees are entitled to purchase up to an aggregate of one million shares of common stock, at a price equal to at least 85% of the fair market value of the Company’s common stock on either the commencement date or completion date for offerings under the plan, whichever is less, or such higher price as the Company’s Board of Directors may establish from time to time. Until the Company’s Board of Directors determines otherwise, the Board has set the purchase price at 95% of the fair market value on the completion date of the offering period. As a result, the 2006 ESPP is non-compensatory and is tax qualified. Therefore, as of December 31, 2019, no compensation expense related to shares issued under the plan had been recognized. In October 2012, the Company’s Board of Directors amended the term of the 2006 ESPP such that it will continue until there are no shares remaining to be issued under the plan or until the plan is terminated by the Board of Directors, whichever occurs first.
As of December 31, 2019, approximately 0.4 million shares had been issued thereunder.
Shares available for issuance
As of December 31, 2019, there were approximately 6.5 million shares available for issuance for future equity grants under the Company’s stock plans, consisting of approximately 5.9 million shares under the 2004 Plan and approximately 0.6 million shares under the 2006 ESPP.
Grant activity
During 2019, the Company issued approximately 1.4 million shares to its employees and directors under the Company’s share-based compensation plans.
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

The following table summarizes the Company’s fair value assumptions for stock options:

	2019	2018	2017
Weighted-average grant-date fair value	$19.10	$18.03	$13.79
Assumptions used in the Black-Scholes option valuation model
Expected annual volatility (1)	32%	34%	35%
Expected term in years (2)	4.5	4.5	4.5
Risk-free interest rate (3)	2.4%	2.6%	1.9%
Expected annual dividend yield (4)	0.3%	0.4%	0.5%
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
The following table summarizes the combined stock option activity under the Company’s stock option plans for 2019:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of January 1, 2019	6,971	$34.47
Granted	2,272	65.91
Exercised	(1,498)	27.86
Forfeited	(309)	50.25
Options outstanding as of December 31, 2019	7,436	$44.76

Vested and expected to vest as December 31, 2019	6,292	$43.17	7.0	$229,541

Exercisable as of December 31, 2019	3,012	$28.71	5.6	$153,399

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2019, 2018, and 2017 was $63.3 million, $56.8 million, and $62.6 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2019 is based on the difference between the closing price of the Company’s stock of $79.65 and the exercise price of the applicable stock options.
As of December 31, 2019, the Company had unrecognized stock-based compensation expense related to the unvested portion of stock options of approximately $29.6 million that is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.
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
The weighted-average grant-date fair value for RSUs granted in 2019, 2018, and 2017 was $66.21, $58.52, and $46.07, respectively.
The following table summarizes the combined RSU activity for all grants, including the CICP, under the 2004 Plan for 2019:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested as of January 1, 2019	2,651	$43.69
Granted	1,273	66.21
Vested	(1,116)	40.79
Forfeited	(243)	49.23
Nonvested as of December 31, 2019	2,565	$55.61	$204,289
Expected to vest as of December 31, 2019	1,917	$56.46	$151,773

The fair value of RSUs vested in 2019, 2018, and 2017 was $77 million, $66.5 million, and $59 million, respectively. The aggregate intrinsic value of RSUs outstanding and expected to vest as of December 31, 2019 is based on the closing price of the Company’s stock of $79.65 on December 31, 2019.
As of December 31, 2019, the Company had approximately $54.1 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized as expense over a weighted-average period of approximately 2.1 years.
Common stock
In 2019, the Company granted 0.01 million shares of common stock to Directors with a weighted average grant-date fair value of $69.59 per share.
15. EMPLOYEE BENEFIT PLANS
The Company sponsors defined contribution plans for qualifying employees, including a 401(k) plan in the United States to which the Company makes discretionary matching contributions.
The following expenses related to defined contribution plans were recorded in the Company’s consolidated statements of operations:

(in thousands)	2019	2018	2017
U.S. 401(k) Plan	$6,676	$5,506	$5,003
International Plans	13,021	11,101	9,096
	$19,697	$16,607	$14,099

16. INCOME TAXES
The components of (loss) income before (benefit from) income taxes are:

(in thousands)	2019	2018	2017
Domestic	$(51,396)	$(27,494)	$57,493
Foreign	(83,450)	15,951	28,742
(Loss) income before (benefit from) income taxes	$(134,846)	$(11,543)	$86,235

The components of the (benefit from) income taxes are:

(in thousands)	2019	2018	2017
Current:
Federal	$1,050	$(1,862)	$(18,109)
State	405	287	97
Foreign	3,449	10,313	8,479
Total current provision for (benefit from)	4,904	8,738	(9,533)
Deferred:
Federal	(25,356)	(18,939)	(2,049)
State	(5,143)	(3,702)	(214)
Foreign	(18,818)	(8,257)	(517)
Total deferred (benefit)	(49,317)	(30,898)	(2,780)
(Benefit from) income taxes	$(44,413)	$(22,160)	$(12,313)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate to (loss) income before (benefit from) income taxes is as follows:

(in thousands)	2019	2018	2017
U.S. federal income taxes at statutory rates	$(28,318)	$(2,424)	$30,182
Valuation allowance	727	510	459
State income taxes, net of federal benefit and tax credits	(4,450)	(3,329)	(395)
Permanent differences	2,606	1,302	778
GILTI, FDII, and BEAT	—	399	—
Federal research and experimentation credits	(4,295)	(6,991)	(3,374)
Tax effects of foreign activities	3,056	(399)	(781)
Tax-exempt income	(91)	(137)	(94)
Provision to return adjustments	(5,460)	253	(1,832)
Non-deductible compensation	1,716	1,025	1,840
Expiration of statutes and changes in estimates	2,420	(516)	257
Excess tax benefits related to share-based compensation	(14,291)	(13,541)	(24,488)
Impact of change in tax law	1,908	1,636	(15,450)
Other	59	52	585
(Benefit from) income taxes	$(44,413)	$(22,160)	$(12,313)

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
The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits through December 31, 2017. The Company has concluded that it is not subject to the one-time transition tax due to our foreign subsidiaries being in a net accumulated deficit position.
Companies must make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as the global intangible low taxed income (“GILTI”) in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred as a period cost.
In 2018, the Company recognized an immaterial U.S. tax benefit resulting from the foreign derived intangible income (“FDII”) deduction. Beginning in 2019, there is no impact on the Company’s effective tax rate deriving from either the FDII,GILTI, or the base erosion and anti-abuse tax (“BEAT”) provisions.

Deferred income taxes
Significant components of net deferred tax assets and liabilities are:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$70,960	$40,736
Accruals and reserves	24,902	17,576
Depreciation	2,493	2,874
Tax credit carryforwards	15,307	14,896
Other	199	176
Total deferred tax assets	113,861	76,258
Valuation allowances	(28,007)	(27,954)
Total net deferred tax assets	85,854	48,304
Deferred tax liabilities:
Software revenue	(23,859)	(36,510)
Intangibles	(6,103)	(5,748)
Total deferred tax liabilities	(29,962)	(42,258)
Deferred income taxes	$55,892	$6,046

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information. There were no material changes in the valuation allowance in 2019 or 2018.
At December 31, 2019, the Company’s net operating losses and credit carryforwards are:

(in thousands)	Federal	State
Net operating losses (1)	$120,722	$3,337
Net operating losses due to acquisitions (1)	$76,827	$778
Credit carryforwards (2)	$8,202	$1,958
Credit carryforwards due to acquisitions	$640	$227
(1) Excludes federal and state net operating losses of $60.2 million and $0.8 million, respectively, from prior acquisitions that the Company expects will expire unutilized.
(2) Excludes federal and state tax credits of $0.1 million and $8.3 million, respectively, that the Company expects will expire unutilized.
Carryforward losses and credits expire between 2020 and 2038, except for the 2019 federal net operating loss of $43.9 million and $1 million of state credits, which both have unlimited carryforward periods.
The Company’s India subsidiary is primarily located in Special Economic Zones (“SEZs”) and is entitled to a tax holiday in India. The tax holiday reduces or eliminates income tax in India. The tax holiday in the Hyderabad SEZ is scheduled to expire in 2024. The tax holiday in the Bangalore SEZ is scheduled to expire in 2022. For 2019, 2018 and 2017, the income tax holiday reduced the Company’s provision for income taxes by $1.9 million, $1.3 million, and $1 million, respectively.
Uncertain tax benefits
A rollforward of the Company’s gross unrecognized tax benefits is:

(in thousands)	2019	2018	2017
Balance as of January 1,	$18,157	$19,150	$22,671
Additions based on tax positions related to the current year	510	978	452
Additions for tax positions of prior years	4,917	174	238
Additions for acquired uncertain tax benefits	—	—	—
Reductions for change in U.S. federal tax rate	—	—	(2,424)
Reductions for tax positions of prior years	(313)	(2,145)	(1,500)
Reductions for a lapse of the applicable statute of limitations	—	—	(287)
Balance as of December 31,	$23,271	$18,157	$19,150

As of December 31, 2019, the Company had approximately $23.3 million of total unrecognized tax benefits, which would decrease the

Company’s effective tax rate if recognized. The Company expects that the changes in the unrecognized benefits within the next twelve months will be approximately $0.1 million due to an anticipated settlement with tax authorities.
Income Tax Receivable
As of December 31, 2019 and December 31, 2018, the Company’s income tax receivable was $25.9 million and $27.8 million, respectively.
Tax examinations
The Company files federal and state income tax returns in the U.S. as well as in various foreign jurisdictions. In the ordinary course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service in the U.S. As of December 31, 2019, the Company’s U.S. federal tax returns for the years 2014 through 2016 were under examination by the Internal Revenue Service. In addition, certain foreign jurisdictions are auditing the Company’s income tax returns for periods ranging from 2010 through 2017. The Company does not expect the results of these audits to have a material effect on the Company’s financial condition, results of operations, or cash flows. With few exceptions, the statute of limitations remains open in all jurisdictions for the tax years 2014 to the present.
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

(in thousands, except per share amounts)	2019	2018	2017
Basic
Net (loss) income	$(90,433)	$10,617	$98,548
Weighted-average common shares outstanding	79,055	78,564	77,431
(Loss) earnings per share, basic	$(1.14)	$0.14	$1.27

Diluted
Net (loss) income	$(90,433)	$10,617	$98,548
Weighted-average effect of dilutive securities:
Stock options	—	2,891	3,471
RSUs	—	1,609	1,930
Effect of dilutive securities	—	4,500	5,401
Weighted-average common shares outstanding, assuming dilution	79,055	83,064	82,832
(Loss) earnings per share, diluted	$(1.14)	$0.13	$1.19

Outstanding anti-dilutive stock options and RSUs (1)	5,911	188	221
(1) Certain outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period presented. These awards may be dilutive in the future.

18. SELECTED QUARTERLY INFORMATION (UNAUDITED) (1)

(in thousands, except per share amounts)	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$212,546	$205,592	$216,703	$276,542
Gross profit	$138,109	$128,512	$135,805	$198,935
(Loss) from operations	$(34,028)	$(52,338)	$(46,767)	$(1,745)
Net (loss) income	$(28,717)	$(32,296)	$(30,338)	$918
(Loss) earnings per share
Basic	$(0.37)	$(0.41)	$(0.38)	$0.01
Diluted	$(0.37)	$(0.41)	$(0.38)	$0.01

(in thousands, except per share amounts)	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$235,182	$196,779	$203,263	$256,357
Gross profit	$159,568	$122,962	$128,840	$178,446
Income (loss) from operations	$7,936	$(23,163)	$(17,258)	$15,453
Net income (loss)	$12,200	$(10,409)	$(7,587)	$16,413
Earnings (loss) per share
Basic	$0.16	$(0.13)	$(0.10)	$0.21
Diluted	$0.15	$(0.13)	$(0.10)	$0.20

(1) Quarterly amounts shown may not sum to the full year amount due to rounding.
19. COMMITMENTS AND CONTINGENCIES
Commitments
See "Note 9. Leases" for additional information.
Contingencies
The Company is a party in various contractual disputes, litigation and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Management’s report on and changes in internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.
Based on this evaluation, management has concluded that (i) our internal control over financial reporting was effective as of December 31, 2019 and (ii) no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in Item 8 “Financial Statements and Supplementary Data”.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Except as set forth below, information required by this item is incorporated herein by reference from the information contained in our proxy statement for our 2020 annual stockholders meeting (the “2020 proxy statement”) under the headings Executive Compensation, Election of Directors, Corporate Governance, Executive Officers, and Delinquent Section 16(a) Reports, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from the information contained in the 2020 proxy statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from the information contained in the 2020 proxy statement under the headings “Executive Compensation”, “Equity Compensation Plan Information”, and “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference from the information contained in the 2020 proxy statement under the headings “Certain Relationships and Related Transactions” and “Determination of Independence” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference from the information contained in the 2020 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services” and is incorporated herein by reference.

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

+4.2	Description of Common Stock
10.1++	2004 Long-Term Incentive Plan (as amended and restated) (Filed as Exhibit 10.1 to the Registrant’s December 31, 2017 Form 10-K and incorporated herein by reference)
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

Exhibit No.	Description
10.20++	2018 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s December 27, 2017 Form 8-K and incorporated herein by reference.)
10.21++	2018 Section 16 Officer/FLT Member Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.1 to the Registrant’s March 9, 2018 Form 8-K and incorporated herein by reference.)
10.22++	2019 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 8, 2019 Form 8-K and incorporated herein by reference.)
10.23	Credit Agreement dated as of November 5, 2019 with PNC Bank, National Association (Filed as Exhibit 10.1 to the Registrant’s September 30, 2019 Form 10-Q and incorporated herein by reference.)
10.24++	2019 Section 16 Officer/FLT Member Executive Officers Base Salaries and Target Bonus Payments. (Filed as Exhibit 99.1 to the Registrant’s March 8, 2019 Form 8-K and incorporated herein by reference.)
10.25++
Compensation program for non-employee members of the Registrant’s Board of Directors, effective August 5, 2019 (Filed as Item 1.01 of the Registrant’s August 9, 2019 Form 8-K and incorporated herein by reference.)

10.26++	2020 Section 16 Officer/FLT Member Corporate Incentive Compensation Plan. (Filed as Exhibit 99.1 to the Registrant’s February 7, 2020 Form 8-K and incorporated herein by reference.)
+21.1	Subsidiaries of the Registrant.
+23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
+31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
+31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
+32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Omitted at Registrant’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Pegasystems Inc.

Date:	February 12, 2020	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 12, 2020 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER	Chairman and Chief Executive Officer (Principal Executive Officer)
Alan Trefler

/s/ KENNETH STILLWELL	Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)
Kenneth Stillwell

/s/ EFSTATHIOS KOUNINIS	Chief Accounting Officer, Vice President of Finance and Treasurer (Principal Accounting Officer)
Efstathios Kouninis

/s/ PETER GYENES	Director
Peter Gyenes

/s/ RONALD HOVSEPIAN	Director
Ronald Hovsepian

/s/ RICHARD JONES	Director
Richard Jones

/s/ CHRISTOPHER LAFOND	Director
Christopher Lafond

/s/ DIANNE LEDINGHAM	Director
Dianne Ledingham

/s/ JAMES O’HALLORAN	Director
James O’Halloran

/s/ SHARON ROWLANDS	Director
Sharon Rowlands

/s/ LARRY WEBER	Director
Larry Weber