Form 10-Q
period 2020-03-31
PEGASYSTEMS INC
filed 2020-04-29
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 80,089,203 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on April 13, 2020.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$538,142	$68,363
Accounts receivable	191,533	199,720
Unbilled receivables	182,399	180,219
Other current assets	72,000	57,308
Total current assets	984,074	505,610
Unbilled receivables	110,393	121,736
Goodwill	78,498	79,039
Other long-term assets	301,428	278,427
Total assets	$1,474,393	$984,812
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,770	$17,475
Accrued expenses	36,985	48,001
Accrued compensation and related expenses	59,928	104,126
Deferred revenue	197,018	190,080
Other current liabilities	17,790	18,273
Total current liabilities	339,491	377,955
Convertible senior notes, net	505,108	—
Operating lease liabilities	47,919	52,610
Other long-term liabilities	15,264	15,237
Total liabilities	907,782	445,802
Stockholders’ equity:
Preferred stock,1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 80,076 and 79,599 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	801	796
Additional paid-in capital	196,310	140,523
Retained earnings	383,142	410,919
Accumulated other comprehensive (loss)	(13,642)	(13,228)
Total stockholders’ equity	566,611	539,010
Total liabilities and stockholders’ equity	$1,474,393	$984,812

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue
Software license	$93,916	$63,264
Maintenance	73,695	67,706
Services	97,980	81,576
Total revenue	265,591	212,546
Cost of revenue
Software license	684	1,378
Maintenance	5,576	6,335
Services	73,268	66,724
Total cost of revenue	79,528	74,437
Gross profit	186,063	138,109
Operating expenses
Selling and marketing	136,024	108,865
Research and development	58,727	50,596
General and administrative	15,630	12,676
Total operating expenses	210,381	172,137
(Loss) from operations	(24,318)	(34,028)
Foreign currency transaction (loss)	(5,947)	(3,712)
Interest income	607	723
Interest expense	(2,306)	—
Loss on capped call transactions	(18,592)	—
Other income, net	1,374	—
(Loss) before (benefit from) income taxes	(49,182)	(37,017)
(Benefit from) income taxes	(23,810)	(8,300)
Net (loss)	$(25,372)	$(28,717)
(Loss) per share
Basic	$(0.32)	$(0.37)
Diluted	$(0.32)	$(0.37)
Weighted-average number of common shares outstanding
Basic	79,808	78,584
Diluted	79,808	78,584

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss)	$(25,372)	$(28,717)
Other comprehensive (loss) income, net of tax
Unrealized gain on available-for-sale securities	100	374
Foreign currency translation adjustments	(514)	1,627
Total other comprehensive (loss) income, net of tax	(414)	2,001
Comprehensive (loss)	$(25,786)	$(26,716)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2018	78,526	$785	$123,205	$510,863	$(13,322)	$621,531
Repurchase of common stock	(144)	(1)	(7,586)	—	—	(7,587)
Issuance of common stock for share-based compensation plans	514	5	(14,843)	—	—	(14,838)
Stock-based compensation	—	—	18,406	—	—	18,406
Cash dividends declared ($0.03 per share)	—	—	—	(2,367)	—	(2,367)
Other comprehensive income	—	—	—	—	2,001	2,001
Net (loss)	—	—	—	(28,717)	—	(28,717)
March 31, 2019	78,896	$789	$119,182	$479,779	$(11,321)	$588,429

December 31, 2019	79,599	$796	$140,523	$410,919	$(13,228)	$539,010
Equity component of convertible senior notes, net	—	—	61,604	—	—	61,604
Repurchase of common stock	(87)	(1)	(5,999)	—	—	(6,000)
Issuance of common stock for share-based compensation plans	564	6	(23,017)	—	—	(23,011)
Stock-based compensation	—	—	23,199	—	—	23,199
Cash dividends declared ($0.03 per share)	—	—	—	(2,405)	—	(2,405)
Other comprehensive (loss)	—	—	—	—	(414)	(414)
Net (loss)	—	—	—	(25,372)	—	(25,372)
March 31, 2020	80,076	$801	$196,310	$383,142	$(13,642)	$566,611

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net (loss)	$(25,372)	$(28,717)
Adjustments to reconcile net (loss) to cash (used in) provided by operating activities
Stock-based compensation	23,175	18,350
Loss on capped call transactions	18,592	—
Deferred income taxes	(9,231)	1,455
Amortization of deferred contract costs	8,497	8,301
Lease expense	3,852	3,403
Amortization of debt discount and issuance costs	1,719	—
Amortization of intangible assets and depreciation	4,919	6,755
Amortization of investments	—	315
Foreign currency transaction loss	5,947	3,712
Other non-cash	(1,374)	16
Change in operating assets and liabilities, net	(49,047)	9,113
Cash (used in) provided by operating activities	(18,323)	22,703
Investing activities
Purchases of investments	(1,490)	(7,224)
Proceeds from maturities and called investments	—	8,548
Sales of investments	1,424	—
Investment in property and equipment	(12,496)	(2,790)
Cash (used in) investing activities	(12,562)	(1,466)
Financing activities
Proceeds from issuance of convertible senior notes	600,000	—
Payment of debt issuance costs	(14,527)	—
Purchase of capped calls related to convertible senior notes	(51,900)	—
Dividend payments to shareholders	(2,388)	(2,363)
Common stock repurchases	(29,011)	(23,224)
Cash provided by (used in) financing activities	502,174	(25,587)
Effect of exchange rate changes on cash and cash equivalents	(1,510)	295
Net increase (decrease) in cash and cash equivalents	469,779	(4,055)
Cash and cash equivalents, beginning of period	68,363	114,422
Cash and cash equivalents, end of period	$538,142	$110,367

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.
The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2020.
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
3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	March 31, 2020	December 31, 2019
Accounts receivable	$191,533	$199,720
Unbilled receivables	182,399	180,219
Long-term unbilled receivables	110,393	121,736
	$484,325	$501,675
Unbilled receivables are client committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time. They are expected to be billed in the future as follows:

(Dollars in thousands)	March 31, 2020
1 year or less	$182,399	62%
1-2 years	88,928	31%
2-5 years	21,465	7%
	$292,792	100%
Unbilled receivables based upon contract effective date:

(Dollars in thousands)	March 31, 2020
2020	$40,533	14%
2019	102,154	35%
2018	55,484	19%
2017	44,691	15%
2016 and prior	49,930	17%
	$292,792	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract assets and deferred revenue

(in thousands)	March 31, 2020	December 31, 2019
Contract assets (1)	$6,195	$5,558
Long-term contract assets (2)	5,664	5,420
	$11,859	$10,978
Deferred revenue	$197,018	$190,080
Long-term deferred revenue (3)	5,630	5,407
	$202,648	$195,487
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
The change in deferred revenue in the three months ended March 31, 2020 was primarily due to new billings in advance of revenue recognition, partially offset by revenue recognized during the period that was included in deferred revenue at December 31, 2019.
4. DEFERRED CONTRACT COSTS

(in thousands)	March 31, 2020	December 31, 2019
Deferred contract costs (1)	$81,452	$85,314
(1) Included in other long-term assets.

	Three Months Ended March 31,
(in thousands)	2020	2019
Amortization of deferred contract costs (1)	$8,497	$8,301
(1) Included in selling and marketing expenses.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Change in the carrying amount of goodwill:

(in thousands)	Three Months Ended March 31, 2020
Balance as of January 1,	$79,039
Currency translation adjustments	(541)
Balance as of March 31,	$78,498
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives:

		March 31, 2020
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4 - 10 years	$63,096	$(54,703)	$8,393
Technology	2 - 10 years	64,842	(54,546)	10,296
Other	1 - 5 years	5,361	(5,361)	—
		$133,299	$(114,610)	$18,689
(1) Included in other long-term assets.

		December 31, 2019
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4 - 10 years	$63,140	$(54,368)	$8,772
Technology	2 - 10 years	64,843	(53,898)	10,945
Other	1 - 5 years	5,361	(5,361)	—
		$133,344	$(113,627)	$19,717
(1) Included in other long-term assets.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization of intangible assets:

(in thousands)	Three Months Ended March 31,
	2020	2019
Cost of revenue	$647	$1,332
Selling and marketing	371	1,603
	$1,018	$2,935

6. DEBT
Convertible senior notes and capped calls
Convertible senior notes
In February 2020, the Company issued Convertible Senior Notes (the "Notes") with an aggregate principal amount of $600 million, due March 1, 2025, in a private placement to certain initial purchasers in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act in transactions not involving any public offering, for resale by the initial purchasers to persons whom the initial purchasers believe are qualified institutional buyers pursuant to Rule144A under the Securities Act. This included $75 million in aggregate principal amount of the Notes that the Company issued resulting from initial purchasers fully exercising their option to purchase additional Notes. There are no required principal payments prior to the maturity of the Notes. The Notes will accrue interest at an annual rate of 0.75%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The proceeds of the issuance were used for the Capped Call Transactions (described below), working capital, and other general corporate purposes.
Total net proceeds from the Notes and Capped Call Transactions:

(in thousands)	Amount
Principal	$600,000
Less: issuance costs	(14,527)
Less: Capped Call Transactions	(51,900)
$533,573
Beginning on September 1, 2024, noteholders may convert their Notes at any time at their election. Before September 1, 2024, noteholders may convert their Notes in the following circumstances:
•During any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of common stock exceeds one hundred and thirty percent (130%) of the conversion price for each of at least twenty (20) trading days (whether or not consecutive) during the thirty (30) consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter.
•During the five (5) consecutive business days immediately after any five (5) consecutive trading day period, (the “Measurement Period”) if the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than ninety eight percent (98%) of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day.
•Upon the occurrence of certain corporate events or distributions, or if the Company calls all or any Notes for redemption, then the noteholder of any Note may convert such Note at any time before the close of business on the business day immediately before the related redemption date (or, if the Company fails to pay the redemption price due on such redemption date in full, at any time until the Company pays such redemption price in full).
As of March 31, 2020, no Notes were eligible for conversion at the election of the noteholder.
The initial conversion rate is 7.4045 shares of common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $135.05 per share of common stock. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate. The conversion rate will be adjusted upon the occurrence of certain events including spin offs, tender offers, exchange offers and certain stockholder distributions.
On or after March 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the Notes, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if the last reported sale price of the Company’s common stock exceeded 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

If certain corporate events that constitute a “Fundamental Change” (as described below) occur at any time, each noteholder will have the right, at such noteholder’s option, to require the Company to repurchase for cash all of such noteholder’s Notes, or any portion of the principal thereof that is equal to $1,000 or an integral multiple of $1,000, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. A fundamental change relates to events such as mergers, changes in control of the Company, liquidation/dissolution of the Company, or the delisting of the Company’s common stock.
In accounting for the transaction, the Notes have been separated into liability and equity components.
•The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature.
•The equity component was recorded as an increase to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
The excess of the principal amount of the Notes over the initial carrying amount of the liability component, the debt discount, is amortized as interest expense over the contractual term of the Notes.
The Company incurred issuance costs of $14.5 million related to the Notes, which were allocated between liability and equity components of the Notes proportionate to the initial carry amount of the liability and equity components.
•Issuance costs attributable to the liability component are netted against the principal balance of the Notes and are amortized as interest expense using the effective interest method over the contractual term of the Notes.
•Issuance costs attributable to the equity component are netted with the equity component in additional paid-in capital and are not amortized.
Net carrying amount of the liability component:

(in thousands)	March 31, 2020
Principal	$600,000
Unamortized debt discount	(82,624)
Unamortized issuance costs	(12,268)
$505,108
Net carrying amount of the equity component, included in additional paid in capital:

(in thousands)	March 31, 2020
Conversion options (1)	$61,604
(1) Net of issuance costs and taxes.
Interest expense related to the Notes:

Three Months Ended March 31,
(in thousands)	2020
Contractual interest expense (0.75% coupon)	$450
Amortization of debt discount (1)	1,497
Amortization of issuance cost (1)	222
$2,169
(1) Amortized based upon an effective interest rate of 4.31%.
Future payments of principal and contractual interest:

	March 31, 2020
(in thousands)	Principal	Interest	Total
2020	$—	$2,338	$2,338
2021	—	4,500	4,500
2022	—	4,500	4,500
2023	—	4,500	4,500
2024	—	4,500	4,500
2025	600,000	1,488	601,488
	$600,000	$21,826	$621,826

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover approximately 4.4 million shares (representing the number of shares for which the Notes are initially convertible) of the Company’s common stock and are generally expected to reduce potential dilution to the common stock upon any conversion of Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is initially $196.44. The Capped Call Transactions are classified as “other long-term assets” and re-measured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
Change in value of Capped Call Transactions:

(in thousands)	Three Months Ended March 31, 2020
Value at issuance	$51,900
Fair value adjustment	(18,592)
Balance as of March 31,	$33,308
Credit Facility
In November 2019, and as amended in February 2020, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”). The Company may use borrowings to finance working capital needs and for general corporate purposes. Subject to specific circumstances, the Credit Facility allows the Company to increase the aggregate commitment up to $200 million.
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
As of March 31, 2020 and December 31, 2019, the Company had no outstanding borrowings under the Credit Facility.
7. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The Company records its cash equivalents, Capped Call Transactions, and investments in privately-held companies at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability.
As a basis for classifying the fair value measurements, a three-tier fair value hierarchy, which classifies the fair value measurements based on the inputs used in measuring fair value, was established as follows:
•Level 1 - observable inputs such as quoted prices in active markets for identical assets or liabilities;
•Level 2 - significant other inputs that are observable either directly or indirectly; and
•Level 3 - significant unobservable inputs on which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The Company’s cash equivalents are composed of money market funds which are classified within Level 1 in the fair value hierarchy. The Company’s investments in privately-held companies are classified within Level 3 in the fair value hierarchy. The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. These valuation models use various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. The Company applies significant judgment in its determination of expected volatility. The Company considers both historical and implied volatility levels of the underlying equity security and apply limited consideration of historical peer group volatility levels.
The Company’s assets and liabilities measured at fair value on a recurring basis were:

	March 31, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$460,475	$—	$—	$460,475	$—	$—	$—	$—
Investments in privately-held companies (2)	$—	$—	$6,338	$6,338	$—	$—	$4,871	$4,871
Capped Call Transactions (2) (3)	$—	$33,308	$—	$33,308	$—	$—	$—	$—
(1) Composed of investments in money market funds. (2) Included in other long-term assets. (3) See "6. Debt" for additional information.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in investments in privately-held companies:

(in thousands)	Three Months Ended March 31, 2020
Balance as of January 1,	$4,871
New investments	1,490
Sales of investments	(1,424)
Currency translation adjustments	(73)
Fair value adjustment	1,474
Balance as of end of period	$6,338

For certain other financial instruments, including cash equivalents, accounts receivable, and accounts payable, the carrying value approximates fair value due to the relatively short maturity of these items.
The fair value of the Company’s Notes was recorded at $515.9 million upon issuance, which reflected the principal amount of the Notes less the fair value of the conversion feature. The fair value of the debt component was determined based on a discounted cash flow model. The discount rate used reflected both the time value of money and credit risk inherent in the Notes. The carrying value of the Notes will be accreted, over the remaining term to maturity, to their principal value of $600 million.
The fair value of the Notes (inclusive of the conversion feature which is embedded in the Notes) was approximately $533 million as of March 31, 2020. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified within Level 2 in the fair value hierarchy. See "6. Debt" for additional information.
8. LEASES
Expense

	Three Months Ended March 31,
(in thousands)	2020	2019
Fixed lease costs	$4,818	$4,300
Short-term lease costs	455	285
Variable lease costs	1,278	1,321
	$6,551	$5,906
Right of use assets and lease liabilities

(in thousands)	March 31, 2020	December 31, 2019
Right of use assets (1)	$54,624	$58,273
Lease liabilities (2)	$15,385	$15,885
Long-term lease liabilities	$47,919	$52,610
(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets. (2) Included in other current liabilities.
The weighted-average remaining lease term and discount rate for the Company’s leases were:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term	3.8 years	4 years
Weighted-average discount rate (1)	5.8%	5.8%
(1) The rates implicit in most of the Company’s leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
Maturities of lease liabilities are:

(in thousands)	March 31, 2020	December 31, 2019
2020	$13,838	$19,373
2021	18,640	18,702
2022	17,383	17,671
2023	16,350	16,615
2024 and thereafter	4,619	4,734
Total lease payments	70,830	77,095
Less: imputed interest (1)	(7,526)	(8,600)
Total short and long-term lease liabilities	$63,304	$68,495

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.
Cash flow information

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash paid for leases	$5,520	$5,197
Right of use assets recognized for new leases and amendments (non-cash)	$551	$8,034

9. REVENUE
Geographic revenue

	Three Months Ended March 31,
(Dollars in thousands)	2020		2019
U.S.	$172,417	65%	$103,991	48%
Other Americas	15,342	6%	28,829	14%
United Kingdom (“U.K.”)	21,837	8%	24,549	12%
Europe (excluding U.K.), Middle East, and Africa	31,938	12%	34,186	16%
Asia-Pacific	24,057	9%	20,991	10%
	$265,591	100%	$212,546	100%
Revenue streams

	Three Months Ended March 31,
(in thousands)	2020	2019
Perpetual license	$3,659	$14,950
Term license	90,257	48,314
Revenue recognized at a point in time	93,916	63,264
Maintenance	73,695	67,706
Cloud	43,466	27,758
Consulting	54,514	53,818
Revenue recognized over time	171,675	149,282
	$265,591	$212,546

(in thousands)	Three Months Ended March 31,
	2020	2019
Term license	$90,257	$48,314
Cloud	43,466	27,758
Maintenance	73,695	67,706
Subscription (1)	207,418	143,778
Perpetual license	3,659	14,950
Consulting	54,514	53,818
	$265,591	$212,546
(1) Reflects client arrangements (term license, cloud, and maintenance) that are subject to renewal.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remaining performance obligations ("Backlog")
Expected future revenue on existing contracts:

	March 31, 2020
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Cloud	Consulting	Total
1 year or less	$3,995	$30,962	$205,083	$174,277	$18,945	$433,262	58%
1-2 years	2,168	5,088	34,633	125,473	1,215	168,577	22%
2-3 years	—	6,504	19,411	81,187	107	107,209	14%
Greater than 3 years	—	635	10,596	33,537	10	44,778	6%
	$6,163	$43,189	$269,723	$414,474	$20,277	$753,826	100%

	March 31, 2019
(Dollars in thousands)	Perpetual license	Term License	Maintenance	Cloud	Consulting	Total
1 year or less	$10,263	$44,404	$187,324	$115,548	$13,251	$370,790	58%
1-2 years	998	4,274	9,350	91,539	1,363	107,524	17%
2-3 years	2,180	756	4,438	71,509	473	79,356	13%
Greater than 3 years	—	135	2,008	72,742	27	74,912	12%
	$13,441	$49,569	$203,120	$351,338	$15,114	$632,582	100%

10. STOCK-BASED COMPENSATION
Expense

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of revenues	$5,152	$4,519
Selling and marketing	9,718	7,374
Research and development	5,496	4,560
General and administrative	2,809	1,897
	$23,175	$18,350
Income tax benefit	$(4,582)	$(3,740)
As of March 31, 2020, the Company had $146.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.3 years.
Grants
The Company granted the following stock-based compensation awards:

	Three Months Ended March 31, 2020
(in thousands)	Shares	Total Fair Value
RSUs	813	$72,733
Non-qualified stock options	1,540	$34,988
Common stock issued
During the three months ended March 31, 2020, the Company issued 0.6 million shares of common stock to settle obligations of the Company’s stock-based compensation plans.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. INCOME TAXES
Effective income tax rate

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
(Benefit from) income taxes	$(23,810)	$(8,300)
Effective income tax rate	48%	22%
During the three months ended March 31, 2020, the Company’s effective income tax rate benefit increased primarily due to the excess tax benefits from stock-based compensation and a carry back claim benefit as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), partially offset by Global Intangible Low-Taxed Income (“GILTI”).
12. (LOSS) PER SHARE
Basic (loss) per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted (loss) per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding stock options, RSUs, and the impact of the conversion spread of the Company’s convertible senior notes.
Calculation of the basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net (loss)	$(25,372)	$(28,717)
Weighted-average common shares outstanding	79,808	78,584
(Loss) per share, basic	$(0.32)	$(0.37)

Net (loss)	$(25,372)	$(28,717)
Weighted-average common shares outstanding, assuming dilution (1) (2)	79,808	78,584
(Loss) per share, diluted	$(0.32)	$(0.37)

Outstanding anti-dilutive stock options and RSUs (3)	5,948	5,563

(1) The Company expects to settle the principal amount of the Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregated principal amount of the Notes is included in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of the Company’s common stock for a given period of time exceeds the initial conversion price of $135.05 per share for the Notes. In connection with the issuance of the Notes, the Company entered into Capped Call Transactions, which were not included in calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
(2) In periods of loss, all dilutive securities are excluded as their inclusion would be anti-dilutive.
(3) Certain outstanding stock options and RSUs were excluded from the computation of diluted earnings per share because they were anti-dilutive in the period presented. These awards may be dilutive in the future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
Words such as expects, anticipates, intends, plans, believes, will, could, should, estimates, may, targets, strategies, intends to, projects, forecasts, guidance, likely, and usually, or variations of such words and other similar expressions are intended to identify forward-looking statements, which speak only as of the date the statement was made and are based on current expectations and assumptions.
These forward-looking statements deal with future events, and are subject to various risks and uncertainties that are difficult to predict, including, but are not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends, and the timing of revenue recognition, management of our transition to a more subscription-based business model, variation in demand for our products and services, including among clients in the public sector, the impact of actual or threatened public health emergencies, such as the Coronavirus (COVID-19), reliance on third-party service providers, compliance with our debt obligations and debt covenants, the potential impact of our convertible senior notes and related capped call transactions, reliance on key personnel, and the continued uncertainties in the global economy, foreign currency exchange rates, the potential legal and financial liabilities and reputation damage due to cyber-attacks, security breaches and security flaws, our ability to protect our intellectual property rights and costs associated with defending such rights, maintenance of our client retention rate, and management of our growth. These risks and other factors that could cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”).
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
COVID-19
The impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, impact on our clients and our sales cycles, and impact on our partners or employees, all of which are uncertain and cannot be predicted. As of March 31, 2020, COVID-19 has not had a material impact on our results of operations or financial condition.
Our shift towards subscription-based revenue streams, the industry mix of our clients, our product mix, the fact that many of our clients are well-known and of large size, and the critical nature of our products to our clients may reduce the impact of COVID-19 on our business compared to other businesses or may delay the effect, if any, of COVID-19 on our results of operations until future periods. However, it is not possible to estimate the ultimate impact that COVID-19 will have on our business, and such an impact will depend on future developments, which are highly uncertain and cannot be predicted. For example, in response to the COVID-19 pandemic, we have shifted certain of our client events to virtual-only experiences, and we may deem it advisable to similarly alter, postpone or cancel entirely additional client, employee, or industry events in the future. See “Coronavirus (“COVID-19”)” under Item 1A. Risk Factors for additional information.

Performance metrics
We utilize several performance metrics in analyzing and assessing our overall performance, making operating decisions, and forecasting and planning for future periods including:
Annual contract value (“ACV”) | +21% since March 31, 2019
•ACV represents the annualized value of our active contracts as of the measurement date. ACV for term license and cloud contracts is calculated by dividing the total value of the contract by the duration of the contract in years. ACV for maintenance is calculated as maintenance revenue for the quarter then ended multiplied by four. Client cloud ACV is composed of maintenance ACV and ACV from term license contracts. We believe the presentation of ACV on a constant currency basis enhances the understanding of our results and evaluation of our performance in comparison to prior periods, as it provides visibility into the impact of changes in foreign currency exchange rates, which are outside of our control. All periods shown reflect foreign currency exchange rates as of March 31, 2020.
Remaining performance obligations (“Backlog”) | +19% since March 31, 2019
•Backlog represents contracted revenue that has not yet been recognized, and includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods.
Cloud revenue | +57% since March 31, 2019
•Cloud revenue is revenue as reported under US GAAP for cloud contracts.

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
For more information regarding our critical accounting policies, we encourage you to read the discussion contained in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2019:
•“Critical Accounting Estimates and Significant Judgments” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
•Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.”
There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 other than those listed below.
Capped Call Transactions
In February 2020, we entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover approximately 4.4 million shares (representing the number of shares for which the Notes are initially convertible) of our common stock and are generally expected to reduce potential dilution of our common stock upon any conversion of Notes. The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. These valuation models use various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. Management applies significant judgment in its determination of expected volatility. We consider both historical and implied volatility levels of the underlying equity security and apply limited consideration of historical peer group volatility levels.
The Capped Call Transactions are classified as “other long-term assets” and re-measured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
See "6. Debt" and “7. Fair Value Measurements” in Item 1 of this Quarterly Report for additional information.

RESULTS OF OPERATIONS
Revenue
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

(Dollars in thousands)	Three Months Ended March 31,				Change
	2020		2019
Cloud	$43,466	16%	$27,758	13%	$15,708	57%
Maintenance	73,695	28%	67,706	32%	5,989	9%
Term license	90,257	34%	48,314	23%	41,943	87%
Subscription (1)	207,418	78%	143,778	68%	63,640	44%
Perpetual license	3,659	1%	14,950	7%	(11,291)	(76)%
Consulting	54,514	21%	53,818	25%	696	1%
Total revenue	$265,591	100%	$212,546	100%	$53,045	25%
(1) Reflects client arrangements (term license, cloud, and maintenance) that are subject to renewal.
The increase in total revenue was primarily due to the increase in subscription revenue, partially offset by a decrease in perpetual revenue, which reflects the shift in client preferences to subscription arrangements from other types of arrangements.
Gross profit

	Three Months Ended March 31,				Change
(Dollars in thousands)	2020		2019
Software license	$93,232	99%	$61,886	98%	$31,346	51%
Maintenance	68,119	92%	61,371	91%	6,748	11%
Cloud	25,933	60%	14,460	52%	11,473	79%
Consulting	(1,221)	(2)%	392	1%	(1,613)	*
	$186,063	70%	$138,109	65%	$47,954	35%
* not meaningful
The recent shift in our revenue mix toward cloud arrangements has resulted in slower total gross profit growth as our cloud business continues to grow and scale. Revenue from cloud arrangements is generally recognized over the service period, while revenue from term and perpetual license arrangements is generally recognized upfront when the license rights become effective.
The increase in gross profit was primarily due to the increases in term and cloud revenue, which reflects the shift in client preferences to cloud arrangements from other types of arrangements.
The increase in gross profit percent was primarily due to the:
•increase in cloud gross profit percent, driven by cost efficiency gains as our cloud business continues to grow and scale, and
•decrease in consulting gross profit percent, driven by an increase in consulting resource availability as we leverage our partner network.
Operating expenses

(Dollars in thousands)	Three Months Ended March 31,				Change
	2020		2019
Selling and marketing	$136,024	51%	$108,865	51%	$27,159	25%
Research and development	$58,727	22%	$50,596	24%	$8,131	16%
General and administrative	$15,630	6%	$12,676	6%	$2,954	23%
•The increase in sales and marketing was primarily due to an increase in compensation and benefits of $22.5 million, attributable to increased headcount and equity compensation, and $5.3 million of costs incurred in 2020 as a result of the cancellation of the live event portion of PegaWorld. The increase in headcount reflects our efforts to increase our sales capacity to deepen relationships with existing clients and target new accounts.
•The increase in research and development was primarily due to an increase in compensation and benefits of $7.2 million, attributable to increased headcount and equity compensation.

•The increase in general and administrative was primarily due to an increase of $1.5 million in compensation and benefits due to increased headcount.
Other income (expense), net

(Dollars in thousands)	Three Months Ended March 31,		Change
	2020	2019
Foreign currency transaction (loss)	$(5,947)	$(3,712)	$(2,235)	(60)%
Interest income	607	723	(116)	(16)%
Interest expense	(2,306)	—	(2,306)	*
Other (loss), net	(17,218)	—	(17,218)	*
	$(24,864)	$(2,989)	$(21,875)	(732)%
* not meaningful
•The change in other (loss), net is due to a fair value adjustment of $18.6 million on the Capped Call Transactions, entered into in connection with our issuance of the Notes. See "6. Debt" in Item 1 of this Quarterly Report for additional information.
•The change in foreign currency transaction (loss) were primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency-denominated cash, accounts receivable, and intercompany receivables and payables held by our United Kingdom (“U.K.”) subsidiary.
•The increase in interest expense is due to our issuance of $600 million in aggregate principal amount of our convertible senior notes (“Notes”) on February 24, 2020. See "6. Debt" in Item 1 of this Quarterly Report for additional information.
(Benefit from) income taxes

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
(Benefit from) income taxes	$(23,810)	$(8,300)
Effective income tax rate	48%	22%
The inclusion of excess tax benefits from stock-based compensation in the provision for income taxes has increased the variability of the effective tax rates in recent periods. This fluctuation may continue in future periods, depending on our future stock price in relation to the fair value of awards, the timing of the vestings of RSU awards, the exercise behavior of our stock option holders, and the total value of future grants of stock-based compensation awards.
During the three months ended March 31, 2020, our effective income tax rate benefit increased primarily due to the excess tax benefits from stock-based compensation and a carry back claim benefit as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), partially offset by Global Intangible Low-Taxed Income (“GILTI”).

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash provided by (used in):
Operating activities	$(18,323)	$22,703
Investing activities	(12,562)	(1,466)
Financing activities	502,174	(25,587)
Effect of exchange rates on cash and cash equivalents	(1,510)	295
Net increase (decrease) in cash and cash equivalents	$469,779	$(4,055)

(in thousands)	March 31, 2020	December 31, 2019
Held by U.S. entities	$493,629	$23,437
Held by foreign entities	44,513	44,926
Total cash and cash equivalents	$538,142	$68,363
We believe that our current cash, cash flow from operations, and borrowing capacity will be sufficient to fund our operations and quarterly cash dividends for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the investments required to meet the possible increased demand for our services. If we require additional capital resources to grow our business, we may seek to finance our operations from available funds or additional external financing.
If it became necessary to repatriate foreign funds, we may be required to pay U.S. and foreign taxes upon repatriation. Due to the complexity of income tax laws and regulations, and the effects of the Tax Reform Act, it is impracticable to estimate the amount of taxes we would have to pay.
Cash (used in) provided by operating activities
As client preferences continue to shift in favor of cloud arrangements, we could continue to experience slower operating cash flow growth, or negative cash flow, in the near term. Cash from cloud and term arrangements is generally collected over an average service period of three years, while cash from perpetual license arrangements is generally collected upfront, shortly after the license rights become effective.
The primary driver of the decrease in the three months ended March 31, 2020 was the recent shift in our revenue mix toward cloud arrangements and increased costs as we accelerated investments in our cloud offerings and selling and marketing activities to support future growth.
In the three months ended March 31, 2020, COVID-19 did not have a material impact on our cash flows from operations. See “Coronavirus (“COVID-19”)” under Item 1A. Risk Factors for additional information.
Cash (used in) investing activities
The change in cash (used in) investing activities was primarily driven by investments in property and equipment at several of our office locations.
Cash provided by (used in) financing activities
In February 2020, we issued $600 million in aggregate principal amount of our convertible senior notes (“Notes”) due March 1, 2025, which provided net proceeds as follows:

(in thousands)	Amount
Principal	$600,000
Less: issuance costs	(14,527)
Less: Capped Call Transactions	(51,900)
$533,573
A portion of the proceeds of the Notes was used to fund the Capped Call Transactions with the remainder to be used for working capital and other general corporate purposes. See "6. Debt" in Item 1 of this Quarterly Report for additional information.
In November 2019, and as amended in February 2020, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”). As of March 31, 2020 and December 31, 2019, we had no outstanding borrowings under the Credit Facility.

Stock repurchase program (1)
Changes in the remaining stock repurchase authority:

(in thousands)	Three Months Ended March 31, 2020
January 1,	$45,484
Repurchases	(6,000)
March 31,	$39,484
(1) Purchases under these programs have been made on the open market.
Common stock repurchases

	Three Months Ended March 31,
	2020		2019
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	257	$23,011	232	$14,838
Stock repurchase program (1)	87	6,000	144	7,586
Activity in period (2)	344	$29,011	376	$22,424
(1) Represents activity under our publicly announced stock repurchase programs. (2) During the three months ended March 31, 2020 and 2019, instead of receiving cash from the equity holders, we withheld shares with a value of $15.3 million and $12.2 million, respectively, for the exercise price of options. These amounts have been excluded from the table above.
Dividends

	Three Months Ended March 31,
(in thousands)	2020	2019
Dividend payments to shareholders	$2,388	$2,363
We currently intend to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify the dividend program at any time without prior notice.
Contractual obligations
As of March 31, 2020, our contractual obligations were:

	Payments due by period
(in thousands)	2020	2021	2022-2023	2024-2025	2026 and thereafter	Other	Total
Purchase obligations (1)	$49,237	$56,689	$57,498	$—	$—	$—	$163,424
Investment commitments (2)	995	703	—	—	—	—	1,698
Liability for uncertain tax positions (3)	—	—	—	—	—	5,210	5,210
Operating lease obligations (4)	13,837	18,640	33,733	3,925	695	—	70,830
Total	$64,069	$76,032	$91,231	$3,925	$695	$5,210	$241,162
(1) Represents the fixed or minimum amounts due under purchase obligations for hosting services and sales and marketing programs.
(2) Represents the maximum funding that would be expected under existing investment agreements with privately-held companies. Our investment agreements generally allow us to withhold unpaid committed funds at our discretion.
(3) We are unable to reasonably estimate the timing of the cash outflow due to uncertainties in the timing of the effective settlement of tax positions.
(4) See "8. Leases" in Item 1 of this Quarterly Report for additional information.

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

A hypothetical 10% strengthening in the U.S. dollar against other currencies would result in the following impact:

	Three Months Ended March 31,
	2020	2019
(Decrease) increase in revenue	(3)%	(4)%
(Decrease) increase in net income	(14)%	(6)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would result in the following impact:

	Three Months Ended March 31,
(in millions)	2020	2019
Foreign currency gain (loss)	$7	$(4)

ITEM 4.  CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2020. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
COVID-19
In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These changes have compelled us to modify some of our control procedures. However, those changes have so far not been material.

PART II - OTHER INFORMATION
ITEM 1A.  RISK FACTORS
We encourage you to carefully consider the risk factors identified below and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 12, 2020. These risk factors could materially affect our business, financial condition, and future results, and they could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time.
Coronavirus (“COVID-19”)
Epidemic diseases, such as the recent global COVID-19 outbreak, could harm our business and results of operations.
The recent outbreak of a novel coronavirus disease (“COVID-19”), which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that are requested or mandated by governmental authorities. Moreover, these conditions can affect the rate of IT spending and may adversely affect our clients’ willingness to purchase our solutions, delay prospective clients’ purchasing decisions, reduce the value or duration of their contracts, request concessions including extended payment terms or better pricing, or affect attrition rates, all of which could adversely affect our future sales and operating results. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption.
We have undertaken measures to protect our employees, partners, and clients, including by adopting a virtual-only meeting format for our annual PegaWorld conference and by encouraging employees to work remotely. There can be no assurance that these measures will be sufficient, however, or that we can implement them without adversely affecting our business operations.
We continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. Precautionary measures that have been adopted, or may be adopted in the future, could negatively affect our client success efforts, sales, and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may disrupt the operations of our clients, vendors, and partners for an indefinite period, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
It is not possible at this time to estimate the ultimate impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Furthermore, due to our shift to a renewable model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. The extent to which COVID-19 impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to predict accurately, including:
•the duration and scope of the pandemic;
•governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
•the actions taken in response to economic disruption;
•the impact of business disruptions and reductions in our clients’ business and the resulting impact on their demand for our services and solutions; and
•our ability to provide our services and solutions, including as a result of our employees or our clients’ employees working remotely and/or closures of offices and facilities.
Risks related to our Convertible Senior Notes
We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results.
As of March 31, 2020, we had $600 million aggregate principal amount of indebtedness under our Convertible Senior Notes due 2025 (the “Notes”).
Our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;

•place us at a competitive disadvantage compared to our less leveraged competitors;
•dilute the interests of our existing stockholders as a result of issuing shares of our common stock upon the conversion of the Notes; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
Our ability to pay our debt when due or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
In addition, we and our subsidiaries may incur additional debt to meet future financing needs. We will not be restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
Pursuant to their terms, holders of the Notes may convert their Notes at their option prior to the scheduled maturities of Notes under certain circumstances. Upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be obligated to make cash payments. In addition, holders of our Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture, dated as of February 24, 2020, between us and U.S. Bank National Association, as trustee (the “Trustee”) (the “Indenture”)), at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. Although it is our intention and we currently expect to settle the conversion value of the Notes in cash up to the principal amount and any excess in shares, there is a risk that we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the Indenture requires the repurchase or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record noncash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock, and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, is included in the denominator for purposes of calculating diluted earnings per share. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.

The capped call transactions may affect the value of the Notes and our common stock.
In connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions (“option counterparties”). The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties that are parties to the capped call transactions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to our stockholders.
If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a “make-whole fundamental change” (as defined in the Indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
Furthermore, the Indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our stockholders.
Conversion of the Notes may dilute the ownership interest of existing stockholders.
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Common stock repurchased in the three months ended March 31, 2020 was:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
January 1, 2020 - January 31, 2020	33	$82.11	—	$45,484
February 1, 2020 - February 29, 2020	181	$97.83	—	$45,484
March 1, 2020 - March 31, 2020	299	$79.88	87	$39,484
	513	$86.35	87
(1) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2) On March 15, 2019, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2020 and increased the amount of common stock we are authorized to repurchase by $60 million. See "Liquidity and Capital Resources" in Item 2 of this Quarterly Report for additional information.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Organization of the Registrant and Amendments thereto. (Filed as Exhibit 3.1 to the Registrant’s September 30, 2014 Form 10-Q and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Pegasystems Inc. (Filed as Exhibit 3.2 to the Registrant’s September 8, 2017 Form 8-K and incorporated herein by reference.)
4.1
Indenture, dated as of February 24, 2020, between Pegasystems Inc. and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.1 to the Registrant’s February 24, 2020 Form 8-K and incorporated herein by reference.)

4.2
Form of Form of certificate representing the 0.75% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1). (Filed as Exhibit 4.2 to the Registrant’s February 24, 2020 Form 8-K and incorporated herein by reference.)

4.3
Specimen Certificate Representing the Common Stock. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-03807) or an amendment thereto and incorporated herein by reference.)

10.1	Form of Confirmation of Base Call Option Transaction. (Filed as Exhibit 10.1 to the Registrant’s February 24, 2020 Form 8-K and incorporated herein by reference.)
10.2	Form of Confirmation of Additional Call Option Transaction. (Filed as Exhibit 10.2 to the Registrant’s February 24, 2020 Form 8-K and incorporated herein by reference.)
10.3
Amendment to Loan Documents, dated February 18, 2020, between Pegasystems Inc. and PNC Bank, National Association. (Filed as Exhibit 10.3 to the Registrant’s February 24, 2020 Form 8-K and incorporated herein by reference.)

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

Pegasystems Inc.

Dated:	April 29, 2020	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)