Form 10-Q
period 2020-06-30
PEGASYSTEMS INC
filed 2020-07-28
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 80,415,254 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on July 14, 2020.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$512,111	$68,363
Accounts receivable	181,686	199,720
Unbilled receivables	198,253	180,219
Other current assets	77,889	57,308
Total current assets	969,939	505,610
Unbilled receivables	109,308	121,736
Goodwill	78,675	79,039
Other long-term assets	338,363	278,427
Total assets	$1,496,285	$984,812
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,426	$17,475
Accrued expenses	44,228	48,001
Accrued compensation and related expenses	78,834	104,126
Deferred revenue	195,996	190,080
Other current liabilities	18,613	18,273
Total current liabilities	356,097	377,955
Convertible senior notes, net	509,423	—
Operating lease liabilities	53,057	52,610
Other long-term liabilities	21,426	15,237
Total liabilities	940,003	445,802
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 80,420 and 79,599 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	804	796
Additional paid-in capital	207,103	140,523
Retained earnings	359,989	410,919
Accumulated other comprehensive (loss)	(11,614)	(13,228)
Total stockholders’ equity	556,282	539,010
Total liabilities and stockholders’ equity	$1,496,285	$984,812

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Software license	$53,323	$44,274	$147,239	$107,538
Maintenance	72,222	69,329	145,917	137,035
Pega Cloud	48,838	31,699	92,304	59,457
Consulting	52,992	60,290	107,506	114,108
Total revenue	227,375	205,592	492,966	418,138
Cost of revenue
Software license	979	928	1,663	2,306
Maintenance	5,591	6,292	11,167	12,627
Pega Cloud	18,988	16,647	36,521	29,945
Consulting	51,133	53,213	106,868	106,639
Total cost of revenue	76,691	77,080	156,219	151,517
Gross profit	150,684	128,512	336,747	266,621
Operating expenses
Selling and marketing	127,607	116,962	263,631	225,827
Research and development	58,869	49,714	117,596	100,310
General and administrative	15,655	14,174	31,285	26,850
Total operating expenses	202,131	180,850	412,512	352,987
(Loss) from operations	(51,447)	(52,338)	(75,765)	(86,366)
Foreign currency transaction gain (loss)	4,256	2,105	(1,691)	(1,607)
Interest income	242	544	849	1,267
Interest expense	(5,529)	—	(7,835)	—
Gain on capped call transactions	19,419	—	827	—
Other income, net	—	55	1,374	55
(Loss) before (benefit from) income taxes	(33,059)	(49,634)	(82,241)	(86,651)
(Benefit from) income taxes	(12,319)	(17,338)	(36,129)	(25,638)
Net (loss)	$(20,740)	$(32,296)	$(46,112)	$(61,013)
(Loss) per share
Basic	$(0.26)	$(0.41)	$(0.58)	$(0.77)
Diluted	$(0.26)	$(0.41)	$(0.58)	$(0.77)
Weighted-average number of common shares outstanding
Basic	80,224	78,987	80,016	78,787
Diluted	80,224	78,987	80,016	78,787

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss)	$(20,740)	$(32,296)	$(46,112)	$(61,013)
Other comprehensive income (loss), net of tax
Unrealized gain on available-for-sale securities	—	238	100	612
Foreign currency translation adjustments	2,028	(409)	1,514	1,218
Total other comprehensive income (loss), net of tax	2,028	(171)	1,614	1,830
Comprehensive (loss)	$(18,712)	$(32,467)	$(44,498)	$(59,183)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2018	78,526	$785	$123,205	$510,863	$(13,322)	$621,531
Repurchase of common stock	(144)	(1)	(7,586)	—	—	(7,587)
Issuance of common stock for share-based compensation plans	514	5	(14,843)	—	—	(14,838)
Stock-based compensation	—	—	18,406	—	—	18,406
Cash dividends declared ($0.03 per share)	—	—	—	(2,367)	—	(2,367)
Other comprehensive income	—	—	—	—	2,001	2,001
Net (loss)	—	—	—	(28,717)	—	(28,717)
March 31, 2019	78,896	789	119,182	479,779	(11,321)	588,429
Repurchase of common stock	(88)	(1)	(6,301)	—	—	(6,302)
Issuance of common stock for share-based compensation plans	320	3	(11,217)	—	—	(11,214)
Issuance of common stock under the employee stock purchase plan	16	—	1,103	—	—	1,103
Stock-based compensation	—	—	20,113	—	—	20,113
Cash dividends declared ($0.03 per share)	—	—	—	(2,375)	—	(2,375)
Other comprehensive (loss)	—	—	—	—	(171)	(171)
Net (loss)	—	—	—	(32,296)	—	(32,296)
June 30, 2019	79,144	$791	$122,880	$445,108	$(11,492)	$557,287

December 31, 2019	79,599	$796	$140,523	$410,919	$(13,228)	$539,010
Equity component of convertible senior notes, net	—	—	61,604	—	—	61,604
Repurchase of common stock	(87)	(1)	(5,999)	—	—	(6,000)
Issuance of common stock for share-based compensation plans	564	6	(23,017)	—	—	(23,011)
Stock-based compensation	—	—	23,199	—	—	23,199
Cash dividends declared ($0.03 per share)	—	—	—	(2,405)	—	(2,405)
Other comprehensive (loss)	—	—	—	—	(414)	(414)
Net (loss)	—	—	—	(25,372)	—	(25,372)
March 31, 2020	80,076	801	196,310	383,142	(13,642)	566,611
Repurchase of common stock	(23)	—	(2,199)	—	—	(2,199)
Issuance of common stock for share-based compensation plans	349	3	(14,085)	—	—	(14,082)
Issuance of common stock under the employee stock purchase plan	18	—	1,403	—	—	1,403
Stock-based compensation	—	—	25,674	—	—	25,674
Cash dividends declared ($0.03 per share)	—	—	—	(2,413)	—	(2,413)
Other comprehensive income	—	—	—	—	2,028	2,028
Net (loss)	—	—	—	(20,740)	—	(20,740)
June 30, 2020	80,420	$804	$207,103	$359,989	$(11,614)	$556,282

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net (loss)	$(46,112)	$(61,013)
Adjustments to reconcile net (loss) to cash (used in) provided by operating activities
Stock-based compensation	48,831	38,397
(Gain) on capped call transactions	(827)	—
Deferred income taxes	(18,399)	(190)
Amortization of deferred commissions	16,061	14,179
Lease expense	7,819	6,718
Amortization of debt discount and issuance costs	6,033	—
Amortization of intangible assets and depreciation	10,134	12,268
Amortization of investments	—	623
Foreign currency transaction loss	1,691	1,607
Other non-cash	(1,374)	(40)
Change in operating assets and liabilities, net	(45,056)	(4,829)
Cash (used in) provided by operating activities	(21,199)	7,720
Investing activities
Purchases of investments	(1,769)	(10,497)
Proceeds from maturities and called investments	—	13,545
Sales of investments	1,424	29,965
Payments for acquisitions, net of cash acquired	—	(10,921)
Investment in property and equipment	(19,059)	(4,882)
Cash (used in) provided by investing activities	(19,404)	17,210
Financing activities
Proceeds from issuance of convertible senior notes	600,000	—
Purchase of capped calls related to convertible senior notes	(51,900)	—
Payment of debt issuance costs	(14,527)	—
Dividend payments to shareholders	(4,793)	(4,730)
Common stock repurchases	(43,487)	(39,637)
Cash provided by (used in) financing activities	485,293	(44,367)
Effect of exchange rate changes on cash and cash equivalents	(942)	515
Net increase (decrease) in cash and cash equivalents	443,748	(18,922)
Cash and cash equivalents, beginning of period	68,363	114,422
Cash and cash equivalents, end of period	$512,111	$95,500

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
All intercompany transactions and balances have been eliminated in consolidation. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2020.
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
3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	June 30, 2020	December 31, 2019
Accounts receivable	$181,686	$199,720
Unbilled receivables	198,253	180,219
Long-term unbilled receivables	109,308	121,736
	$489,247	$501,675
Unbilled receivables are client committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time. They are expected to be billed in the future as follows:

(Dollars in thousands)	June 30, 2020
1 year or less	$198,253	64%
1-2 years	91,929	30%
2-5 years	17,379	6%
	$307,561	100%
Unbilled receivables based upon contract effective date:

(Dollars in thousands)	June 30, 2020
2020	$75,893	25%
2019	100,671	32%
2018	46,700	15%
2017	38,899	13%
2016 and prior	45,398	15%
	$307,561	100%
Major clients
Clients accounting for 10% or more of the Company’s receivables:

	June 30, 2020	December 31, 2019
Client A	11%	*
* Client accounted for less than 10% of total receivables.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract assets and deferred revenue

(in thousands)	June 30, 2020	December 31, 2019
Contract assets (1)	$5,323	$5,558
Long-term contract assets (2)	4,903	5,420
	$10,226	$10,978
Deferred revenue	$195,996	$190,080
Long-term deferred revenue (3)	6,587	5,407
	$202,583	$195,487
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
The change in deferred revenue in the six months ended June 30, 2020 was primarily due to new billings in advance of revenue recognition, partially offset by $136.8 million of revenue recognized during the period that was included in deferred revenue at December 31, 2019.
4. DEFERRED COMMISSIONS

(in thousands)	June 30, 2020	December 31, 2019
Deferred commissions (1)	$84,770	$85,314
(1) Included in other long-term assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Amortization of deferred commissions (1)	$7,564	$5,878	$16,061	$14,179
(1) Included in selling and marketing expenses.
5. DEBT
Convertible senior notes and capped calls
Convertible senior notes
In February 2020, the Company issued Convertible Senior Notes (the "Notes") with an aggregate principal amount of $600 million, due March 1, 2025, in a private placement. The proceeds from the Notes were used or are anticipated to be used for the Capped Call Transactions (described below), working capital, and other general corporate purposes. There are no required principal payments prior to the maturity of the Notes. The Notes accrue interest at an annual rate of 0.75%, payable semi-annually in arrears on March 1 and September 1, beginning on September 1, 2020.
Proceeds from the Notes and Capped Call Transactions:

(in thousands)	Amount
Principal	$600,000
Less: issuance costs	(14,527)
Less: Capped Call Transactions	(51,900)
$533,573
Conversion rights
The conversion rate is 7.4045 shares of common stock per $1,000 principal amount of the Notes, representing an initial conversion price of approximately $135.05 per share of common stock. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate. The conversion rate will be adjusted upon the occurrence of certain events, including spin-offs, tender offers, exchange offers, and certain stockholder distributions.
Beginning on September 1, 2024, noteholders may convert their Notes at any time at their election. Before September 1, 2024, noteholders may convert their Notes in the following circumstances:
•During any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds one hundred and thirty percent (130%) of the conversion price for each of at least twenty (20) trading days (whether or not consecutive) during the thirty (30) consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•During the five consecutive business days immediately after any five consecutive trading day period (the “Measurement Period”), if the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day.
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
As of June 30, 2020, no Notes were eligible for conversion at the noteholders’ election.
Repurchase rights
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
Impact of the Notes
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
The Company incurred issuance costs of $14.5 million related to the Notes, which were allocated between the liability and equity components of the Notes proportionate to the initial carrying amount of the liability and equity components.
•Issuance costs attributable to the liability component are recorded as an offset to the principal balance of the Notes and are amortized as interest expense using the effective interest method over the contractual term of the Notes.
•Issuance costs attributable to the equity component are recorded as an offset to the equity component in additional paid-in capital and are not amortized.
Net carrying amount of the liability component:

(in thousands)	June 30, 2020
Principal	$600,000
Unamortized debt discount	(78,867)
Unamortized issuance costs	(11,710)
$509,423
Net carrying amount of the equity component, included in additional paid-in capital:

(in thousands)	June 30, 2020
Conversion options (1)	$61,604
(1) Net of issuance costs and taxes.
Interest expense related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Contractual interest expense (0.75% coupon)	$1,125	$—	$1,575	$—
Amortization of debt discount (1)	3,757	—	5,253	—
Amortization of issuance cost (1)	558	—	780	—
	$5,440	$—	$7,608	$—
(1) Amortized based upon an effective interest rate of 4.31%.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future payments of principal and contractual interest:

	June 30, 2020
(in thousands)	Principal	Interest	Total
2020	$—	$2,338	$2,338
2021	—	4,500	4,500
2022	—	4,500	4,500
2023	—	4,500	4,500
2024	—	4,500	4,500
2025	600,000	1,488	601,488
	$600,000	$21,826	$621,826
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover approximately 4.4 million shares (representing the number of shares for which the Notes are initially convertible) of the Company’s common stock and are generally expected to reduce potential dilution to the common stock upon any conversion of Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is $196.44, subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events and tender offers. The Capped Call Transactions are classified as “other long-term assets” and remeasured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
Change in value of Capped Call Transactions:

(in thousands)	Six Months Ended June 30, 2020
Value at issuance	$51,900
Fair value adjustment	827
Balance as of June 30,	$52,727
Credit Facility
In November 2019, and as amended in February 2020 and July 2020, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”). The Company may use borrowings to finance working capital needs and for general corporate purposes. Subject to specific conditions, the Credit Facility allows the Company to increase the aggregate commitment to $200 million.
The Credit Facility contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. The Company is also required to comply with financial covenants including a maximum net consolidated leverage ratio of 3.5 (with a step-up in the event of certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5. The commitments expire on November 4, 2024, and any outstanding loans will be payable on such date.
As of June 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under the Credit Facility.
6. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The Company records its cash equivalents, Capped Call Transactions, and venture investments at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. The valuation models use various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. The Company applies judgment in its determination of expected volatility. The Company considers both historical and implied volatility levels of the underlying equity security and to a lesser extent historical peer group volatility levels. The Company’s venture investments are recorded at fair value based on valuation methods using the observable transaction price and other unobservable inputs including the volatility, rights, and obligations of the securities the Company holds.
The Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$450,465	$—	$—	$450,465	$—	$—	$—	$—
Capped Call Transactions (2) (3)	$—	$52,727	$—	$52,727	$—	$—	$—	$—
Venture investments (2) (4)	$—	$—	$6,640	$6,640	$—	$—	$4,871	$4,871
(1) Composed of investments in money market funds. (2) Included in other long-term assets. (3) See "5. Debt" for additional information. (4) Composed of investments in privately-held companies.
Change in venture investments:

(in thousands)	Six Months Ended June 30, 2020
December 31, 2019	$4,871
New investments	1,769
Sales of investments	(1,424)
Changes in foreign exchange rates	(50)
Fair value adjustment	1,474
June 30, 2020	$6,640

The carrying value of certain other financial instruments, including receivables and accounts payable, approximates fair value due to the relatively short maturity of these items.
Fair value of the Notes
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
The fair value of the Notes (inclusive of the conversion feature which is embedded in the Notes) was $602 million as of June 30, 2020. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and has been classified within Level 2 in the fair value hierarchy. See "5. Debt" for additional information.
7. REVENUE
Geographic revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020		2019		2020		2019
U.S.	$142,811	63%	$119,682	59%	$315,228	63%	$223,673	54%
Other Americas	8,930	4%	8,873	4%	24,272	5%	37,702	9%
United Kingdom (“U.K.”)	21,259	9%	16,686	8%	43,096	9%	41,235	10%
Europe (excluding U.K.), Middle East, and Africa	34,878	15%	33,395	16%	66,816	14%	67,581	16%
Asia-Pacific	19,497	9%	26,956	13%	43,554	9%	47,947	11%
	$227,375	100%	$205,592	100%	$492,966	100%	$418,138	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue streams

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Perpetual license	$9,057	$19,320	$12,716	$34,270
Term license	44,266	24,954	134,523	73,268
Revenue recognized at a point in time	53,323	44,274	147,239	107,538
Maintenance	72,222	69,329	145,917	137,035
Pega Cloud	48,838	31,699	92,304	59,457
Consulting	52,992	60,290	107,506	114,108
Revenue recognized over time	174,052	161,318	345,727	310,600
	$227,375	$205,592	$492,966	$418,138

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Term license	$44,266	$24,954	$134,523	$73,268
Pega Cloud	48,838	31,699	92,304	59,457
Maintenance	72,222	69,329	145,917	137,035
Subscription (1)	165,326	125,982	372,744	269,760
Perpetual license	9,057	19,320	12,716	34,270
Consulting	52,992	60,290	107,506	114,108
	$227,375	$205,592	$492,966	$418,138
(1) Reflects client arrangements (term license, Pega Cloud, and maintenance) that are subject to renewal.
Remaining performance obligations ("Backlog")
Expected future revenue on existing contracts:

	June 30, 2020
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Pega Cloud	Consulting	Total
1 year or less	$8,120	$53,550	$186,618	$191,187	$21,923	$461,398	57%
1-2 years	1,700	6,187	40,153	140,860	1,986	190,886	23%
2-3 years	—	6,460	20,671	88,273	631	116,035	14%
Greater than 3 years	—	646	10,517	37,071	626	48,860	6%
	$9,820	$66,843	$257,959	$457,391	$25,166	$817,179	100%

	June 30, 2019
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Pega Cloud	Consulting	Total
1 year or less	$8,429	$38,080	$173,421	$124,134	$16,259	$360,323	57%
1-2 years	915	4,678	12,530	98,842	942	117,907	19%
2-3 years	1,306	641	5,801	75,828	227	83,803	13%
Greater than 3 years	—	185	2,812	63,259	—	66,256	11%
	$10,650	$43,584	$194,564	$362,063	$17,428	$628,289	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. STOCK-BASED COMPENSATION
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenues	$5,384	$4,911	$10,536	$9,430
Selling and marketing	11,592	8,364	21,310	15,738
Research and development	5,805	4,572	11,302	9,132
General and administrative	2,874	2,200	5,683	4,097
	$25,655	$20,047	$48,831	$38,397
Income tax benefit	$(5,107)	$(4,056)	$(9,689)	$(7,796)
As of June 30, 2020, the Company had $130.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.
Grants
The Company granted the following stock-based compensation awards:

	Six Months Ended June 30, 2020
(in thousands)	Shares	Total Fair Value
RSUs	939	$82,823
Non-qualified stock options	1,696	$38,551

9. INCOME TAXES
Effective income tax rate

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
(Benefit from) income taxes	$(12,319)	$(17,338)	$(36,129)	$(25,638)
Effective income tax rate			44%	30%
During the six months ended June 30, 2020, the Company’s effective income tax rate benefit increased primarily due to the excess tax benefits from stock-based compensation and a carryback claim benefit as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), partially offset by Global Intangible Low-Taxed Income (“GILTI”).
10. (LOSS) PER SHARE
Basic (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and the conversion spread of the Company’s convertible senior notes.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Calculation of the basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net (loss)	$(20,740)	$(32,296)	$(46,112)	$(61,013)
Weighted-average common shares outstanding	80,224	78,987	80,016	78,787
(Loss) per share, basic	$(0.26)	$(0.41)	$(0.58)	$(0.77)

Net (loss)	$(20,740)	$(32,296)	$(46,112)	$(61,013)
Weighted-average common shares outstanding, assuming dilution (1) (2)	80,224	78,987	80,016	78,787
(Loss) per share, diluted	$(0.26)	$(0.41)	$(0.58)	$(0.77)

Outstanding anti-dilutive stock options and RSUs (3)	5,929	6,253	5,939	5,908
(1) The Company expects to settle the principal amount of the Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregated principal amount of the Notes is included in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of $135.05 per share for the Notes. In connection with the Notes’ issuance, the Company entered into Capped Call Transactions, which were not included in calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
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
Words such as expects, anticipates, intends, plans, believes, will, could, should, estimates, may, targets, strategies, intends to, projects, forecasts, guidance, likely, and usually, or variations of such words and other similar expressions are intended to identify forward-looking statements, which are based on current expectations and assumptions.
These forward-looking statements deal with future events, and are subject to various risks and uncertainties that are difficult to predict, including, but not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends, the timing of revenue recognition, management of our transition to a more subscription-based business model, variation in demand for our products and services, including among clients in the public sector, the impact of actual or threatened public health emergencies, such as the Coronavirus (COVID-19), reliance on third-party service providers, compliance with our debt obligations and debt covenants, the potential impact of our convertible senior notes and related Capped Call Transactions, reliance on key personnel, the continued uncertainties in the global economy, foreign currency exchange rates, the potential legal and financial liabilities and reputation damage due to cyber-attacks, security breaches and security flaws, our ability to protect our intellectual property rights and costs associated with defending such rights, maintenance of our client retention rate, and management of our growth. These risks and other factors that could cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”).
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
COVID-19
As of June 30, 2020, COVID-19 has not had a material impact on our results of operations or financial condition.
The ultimate impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, impact on our clients and our sales cycles, and impact on our partners, vendors, or employees, all of which are uncertain and unpredictable. Our shift towards subscription-based revenue streams, the industry mix of our clients, our product mix, the fact that many of our clients are well-known and of large size, and the critical nature of our products to our clients may reduce or delay the impact of COVID-19 on our business, however, it is not possible to estimate the ultimate impact that COVID-19 will have on our business. See “Coronavirus (“COVID-19”)” under Item 1A. Risk Factors for additional information.
Performance metrics
We utilize several performance metrics to analyze and assess our overall performance, make operating decisions, and forecast and plan for future periods, including:
Annual contract value (“ACV”) | +21% since June 30, 2019
•ACV represents the annualized value of our active contracts as of the measurement date. ACV for term license and Pega Cloud contracts is calculated by dividing the contract’s total value by the duration of the contract in years. ACV for maintenance is calculated as maintenance revenue for the quarter then ended multiplied by four. Client Cloud ACV is composed of maintenance ACV and ACV from term license contracts. We believe the presentation of ACV on a constant currency basis enhances the understanding of our results, as it provides visibility into the impact of changes in foreign currency exchange rates, which are outside of our control. All periods shown reflect foreign currency exchange rates as of June 30, 2020.

Remaining performance obligations (“Backlog”) | +30% since June 30, 2019
•Backlog represents contracted revenue that has not yet been recognized and includes deferred revenue and non-cancellable amounts that are expected to be invoiced and recognized as revenue in future periods.
Year to date Pega Cloud revenue | +55% since June 30, 2019
•Pega Cloud revenue is revenue as reported under US GAAP for cloud contracts.

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future given the available information.
For more information regarding our critical accounting policies, we encourage you to read the discussion in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2019:
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
Capped Call Transactions
In February 2020, we entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover approximately 4.4 million shares (representing the number of shares for which the Notes are initially convertible) of our common stock and are generally expected to reduce potential dilution of our common stock upon any conversion of the Notes. The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. The valuation models use various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. Management applies judgment in its determination of expected volatility. We consider both historical and implied volatility levels of the underlying equity security and to a lesser extent historical peer group volatility levels.
The Capped Call Transactions are classified as “other long-term assets” and remeasured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
See "5. Debt" and “6. Fair Value Measurements” in Item 1 of this Quarterly Report for additional information.
RESULTS OF OPERATIONS
Revenue
Our license revenue is derived from sales of our applications and Pega Platform. Our Pega Cloud revenue is derived from our hosted Pega Platform and software applications. We expect our revenue mix to continue to shift in favor of our subscription offerings, particularly Pega Cloud arrangements, which could result in slower total revenue growth in the near term. Revenue from Pega Cloud arrangements is generally recognized over the service period, while revenue from term and perpetual license arrangements is generally recognized upfront when the license rights become effective.

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2020		2019				2020		2019
Pega Cloud	$48,838	21%	$31,699	15%	$17,139	54%	$92,304	19%	$59,457	14%	$32,847	55%
Maintenance	72,222	33%	69,329	34%	2,893	4%	145,917	30%	137,035	33%	8,882	6%
Term license	44,266	19%	24,954	12%	19,312	77%	134,523	27%	73,268	18%	61,255	84%
Subscription (1)	165,326	73%	125,982	61%	39,344	31%	372,744	76%	269,760	65%	102,984	38%
Perpetual license	9,057	4%	19,320	9%	(10,263)	(53)%	12,716	3%	34,270	8%	(21,554)	(63)%
Consulting	52,992	23%	60,290	30%	(7,298)	(12)%	107,506	21%	114,108	27%	(6,602)	(6)%
Total revenue	$227,375	100%	$205,592	100%	$21,783	11%	$492,966	100%	$418,138	100%	$74,828	18%
(1) Reflects client arrangements (term license, Pega Cloud, and maintenance) that are subject to renewal.
•The increases in total revenue in the three and six months ended June 30, 2020 were primarily due to the increases in subscription revenue, partially offset by decreases in perpetual revenue, reflecting the shift in client preferences to subscription arrangements from other types of arrangements.
•An increasing portion of our term license contracts include multi-year committed maintenance periods. Under such arrangements a greater portion of the total contract value has been reflected as maintenance revenue over the term of the contract. Additionally, renewal rates in excess of 90% contributed to the increases in maintenance revenue.
•The decreases in consulting revenue in the three and six months ended June 30, 2020 were primarily due to decreases in billable hours and to a lesser extent due to reductions in billable travel expenses from reduced travel as a result of COVID-19.

Gross profit

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(Dollars in thousands)	2020		2019				2020		2019
Software license	$52,344	98%	$43,346	98%	$8,998	21%	$145,576	99%	$105,232	98%	$40,344	38%
Maintenance	66,631	92%	63,037	91%	3,594	6%	134,750	92%	124,408	91%	10,342	8%
Pega Cloud	29,850	61%	15,052	47%	14,798	98%	55,783	60%	29,512	50%	26,271	89%
Consulting	1,859	4%	7,077	12%	(5,218)	(74)%	638	1%	7,469	7%	(6,831)	(91)%
	$150,684	66%	$128,512	63%	$22,172	17%	$336,747	68%	$266,621	64%	$70,126	26%
The recent shift in our revenue mix toward Pega Cloud arrangements has resulted in slower total gross profit growth as Pega Cloud grows and scales. Revenue from Pega Cloud arrangements is generally recognized over the service period, while revenue from term and perpetual license arrangements is generally recognized upfront when the license rights become effective.
The increases in gross profit in the three and six months ended June 30, 2020 were primarily due to increases in term and Pega Cloud revenue, which reflects the shift in client preferences to subscription arrangements from other types of arrangements.
The increases in the three and six months ended June 30, 2020 in gross profit percent were primarily due to the:
•increases in the three and six months ended June 30, 2020 in Pega Cloud gross profit percent, driven by cost efficiency gains as Pega Cloud grows and scales, and
•decreases in the three and six months ended June 30, 2020 in consulting gross profit percent, primarily due to increases in consulting resource availability in anticipation of future projects. Our consulting resource availability is impacted by several factors, including the scope and timing of new implementation projects, and our level of involvement in implementation projects compared to our consulting partners and enabled clients. To support our long-term strategy, we intend to grow and increasingly leverage our partners and enabled clients for future implementation projects, which may reduce the future growth rate.
Operating expenses

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2020		2019				2020		2019
		% of Revenue		% of Revenue				% of Revenue		% of Revenue
Selling and marketing	$127,607	56%	$116,962	57%	$10,645	9%	$263,631	53%	$225,827	54%	$37,804	17%
Research and development	$58,869	26%	$49,714	24%	$9,155	18%	$117,596	24%	$100,310	24%	$17,286	17%
General and administrative	$15,655	7%	$14,174	7%	$1,481	10%	$31,285	6%	$26,850	6%	$4,435	17%
•The increases in sales and marketing in the three and six months ended June 30, 2020 were primarily due to increases in compensation and benefits of $29.2 million and $51.6 million, attributable to increases in headcount and equity compensation. The increases in headcount reflect our efforts to increase our sales capacity to deepen relationships with existing clients and target new accounts. These increases were partially offset by decreases in travel and entertainment of $8.1 million and $8.9 million as a result of COVID-19 and decreases in PegaWorld costs as a result of the cancellation of the live event portion. The three months ended June 30, 2020 include a reduction of expenses of $2.8 million due to the favorable settlement of cancellation fees owed to vendors of the live event portion.
•The increases in research and development in the three and six months ended June 30, 2020 were primarily due to increases in compensation and benefits of $8.6 million and $15.7 million, attributable to increases in headcount and equity compensation.
•The increases in general and administrative in the three and six months ended June 30, 2020 were primarily due to increases in compensation and benefits of $0.8 million and $2.2 million, attributed to increases in headcount and equity compensation.

Other income (expense), net

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019			2020	2019
Foreign currency transaction gain (loss)	$4,256	$2,105	$2,151	102%	$(1,691)	$(1,607)	$(84)	(5)%
Interest income	242	544	(302)	(56)%	$849	$1,267	(418)	(33)%
Interest expense	(5,529)	—	(5,529)	*	$(7,835)	$—	(7,835)	*
Gain on capped call transactions	19,419	—	19,419	*	827	—	827	*
Other income, net	—	55	(55)	(100)%	$1,374	$55	1,319	2,398%
	$18,388	$2,704	$15,684	580%	$(6,476)	$(285)	$(6,191)	(2,172)%
* not meaningful
•The changes in foreign currency transaction gain (loss) in the three and six months ended June 30, 2020 were primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency-denominated cash, accounts receivable, and intercompany receivables and payables held by our United Kingdom (“U.K.”) subsidiary.
•The increases in the gain on capped call transactions in the three and six months ended June 30, 2020 were due to fair value adjustments on the Capped Call Transactions, entered into in connection with our issuance of the Notes. See "5. Debt" in Item 1 of this Quarterly Report for additional information.
•The decreases in interest income in the three and six months ended June 30, 2020 were due to the decreases in market interest rates.
•The increase in other income, net in the six months ended June 30, 2020 was due to a gain from our venture investments portfolio.
•The increases in interest expense in the three and six months ended June 30, 2020 were due to our issuance of $600 million in aggregate principal amount of our convertible senior notes (“Notes”) on February 24, 2020. See "5. Debt" in Item 1 of this Quarterly Report for additional information.
Interest expense related to the Notes:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Contractual interest expense (0.75% coupon)	$1,125	$—	$1,125	$1,575	$—	$1,575
Amortization of debt discount	3,757	—	$3,757	5,253	—	$5,253
Amortization of issuance cost	558	—	$558	780	—	$780
	$5,440	$—	$5,440	$7,608	$—	$7,608
(Benefit from) income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
(Benefit from) income taxes	$(12,319)	$(17,338)	$(36,129)	$(25,638)
Effective income tax rate			44%	30%
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
During the six months ended June 30, 2020, our effective income tax rate benefit increased primarily due to the excess tax benefits from stock-based compensation and a carryback claim benefit as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), partially offset by Global Intangible Low-Taxed Income (“GILTI”).

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash provided by (used in):
Operating activities	$(21,199)	$7,720
Investing activities	(19,404)	17,210
Financing activities	485,293	(44,367)
Effect of exchange rates on cash and cash equivalents	(942)	515
Net increase (decrease) in cash and cash equivalents	$443,748	$(18,922)

(in thousands)	June 30, 2020	December 31, 2019
Held by U.S. entities	$468,237	$23,437
Held by foreign entities	43,874	44,926
Total cash and cash equivalents	$512,111	$68,363
We believe that our current cash, cash flow from operations, and borrowing capacity will be sufficient to fund our operations and quarterly cash dividends for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our growth, operating results, and the investments required to respond to the possible increased demand for our services. If we require additional capital resources to grow our business, we may seek to finance our operations from available funds or additional external financing.
If it became necessary to repatriate foreign funds, we may be required to pay U.S. and foreign taxes upon repatriation. Due to the complexity of income tax laws and regulations, and the effects of the Tax Reform Act, it is impracticable to estimate the amount of taxes we would have to pay.
Cash (used in) provided by operating activities
As client preferences continue to shift in favor of Pega Cloud arrangements, we could continue to experience slower operating cash flow growth, or negative cash flow, in the near term. Cash from most Pega Cloud and term arrangements is collected over an average service period of three years, while cash from most perpetual license arrangements is collected upfront, shortly after the license rights become effective.
The primary driver of the decrease in the six months ended June 30, 2020 was the recent shift in our revenue mix toward Pega Cloud arrangements and increased costs as we accelerated investments in our Pega Cloud offering and selling and marketing activities to support future growth.
In the six months ended June 30, 2020, COVID-19 did not have a material impact on our cash flows from operations. See “Coronavirus (“COVID-19”)” under Item 1A. Risk Factors for additional information.
Cash (used in) provided by investing activities
The change in cash (used in) provided by investing activities in the six months ended June 30, 2020 was primarily driven by investments in property and equipment at several of our office locations.
Cash provided by (used in) financing activities
In February 2020, we issued $600 million in aggregate principal amount of our convertible senior notes (“Notes”) due March 1, 2025, which provided proceeds as follows:

(in thousands)	Amount
Principal	$600,000
Less: issuance costs	(14,527)
Less: Capped Call Transactions	(51,900)
$533,573
A portion of the proceeds of the Notes was used to fund the Capped Call Transactions with the remainder to be used for working capital and other general corporate purposes. See "5. Debt" in Item 1 of this Quarterly Report for additional information.
In November 2019, and as amended in February 2020 and July 2020, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”). As of June 30, 2020 and December 31, 2019, we had no outstanding borrowings under the Credit Facility.

Stock repurchase program (1)
Changes in the remaining stock repurchase authority:

(in thousands)	Six Months Ended June 30,
December 31, 2019	$45,484
Authorizations (2)	20,516
Repurchases	(8,199)
June 30, 2020	$57,801
(1) Purchases under this program have been made on the open market. (2) On June 15, 2020, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2021 and increased the remaining stock repurchase authority to $60 million.
Common stock repurchases

	Six Months Ended June 30,
	2020		2019
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	411	$37,093	390	$26,054
Stock repurchase program (1)	110	8,199	232	13,889
Activity in period (2)	521	$45,292	622	$39,943
(1) Represents activity under our stock repurchase program. (2) During the six months ended June 30, 2020 and 2019, instead of receiving cash from the equity holders, we withheld shares with a value of $31.2 million and $23.1 million, respectively, for the exercise price of options. These amounts have been excluded from the table above.
Dividends

	Six Months Ended June 30,
(in thousands)	2020	2019
Dividend payments to shareholders	$4,793	$4,730
We currently intend to pay a quarterly cash dividend of $0.03 per share, however, the Board of Directors may terminate or modify the dividend program at any time without prior notice.
Contractual obligations
As of June 30, 2020, our contractual obligations were:

	Payments due by period
(in thousands)	2020	2021	2022-2023	2024-2025	2026 and thereafter	Other	Total
Purchase obligations (1)	$43,197	$56,689	$57,498	$—	$—	$—	$157,384
Investment commitments (2)	992	706	—	—	—	—	1,698
Liability for uncertain tax positions (3)	—	—	—	—	—	5,250	5,250
Operating lease obligations	9,391	20,414	37,326	7,205	1,735	—	76,071
Total	$53,580	$77,809	$94,824	$7,205	$1,735	$5,250	$240,403
(1) Represents the fixed or minimum amounts due under purchase obligations for hosting services and sales and marketing programs.
(2) Represents the maximum funding that would be expected under existing venture investment agreements. Our investment agreements generally allow us to withhold unpaid committed funds at our discretion.
(3) We are unable to reasonably estimate the timing of the cash outflow due to uncertainties in the timing of the effective settlement of tax positions.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates.
Foreign currency exposure
Translation risk
Our foreign operations’ operating expenses are primarily denominated in foreign currencies. However, our international sales are also primarily denominated in foreign currencies, which partially offsets our foreign currency exposure.

A hypothetical 10% strengthening in the U.S. dollar against other currencies would result in the following impact:

	Six Months Ended June 30,
	2020	2019
(Decrease) increase in revenue	(3)%	(4)%
(Decrease) increase in net (loss)	(15)%	(7)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would result in the following impact:

	Six Months Ended June 30,
(in millions)	2020	2019
Foreign currency gain (loss)	$9	$(2)

ITEM 4.  CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2020. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
COVID-19
In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These changes have compelled us to modify some of our control procedures. However, those changes have so far not been material.

PART II - OTHER INFORMATION
ITEM 1A.  RISK FACTORS
We encourage you to carefully consider the risk factors identified below and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 12, 2020. These risk factors could materially affect our business, financial condition, and future results, and they could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management.
Coronavirus (“COVID-19”)
Epidemic diseases, such as the recent global COVID-19 outbreak, could harm our business and results of operations.
The recent outbreak of a novel coronavirus disease (“COVID-19”), which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemics pose the risk that our employees, partners, and clients may be prevented from conducting business activities at full capacity for an indefinite period, including due to spread of the disease within these groups or due to shutdowns that are requested or mandated by governmental authorities. Moreover, these conditions can affect the rate of IT spending and may adversely affect our clients’ willingness to purchase our solutions, delay prospective clients’ purchasing decisions, reduce the value or duration of their contracts, request concessions including extended payment terms or better pricing, or affect attrition rates, all of which could adversely affect our future sales and operating results. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption.
We have undertaken measures to protect our employees, partners, and clients, including by adopting a virtual-only meeting format for our annual PegaWorld conference and by encouraging employees to work remotely. There can be no assurance that these measures will be sufficient, however, or that we can implement them without adversely affecting our business operations.
We continue to monitor the situation and may adjust our policies as more information and public health guidance become available. Precautionary measures that have been adopted, or may be adopted in the future, could negatively affect our client success efforts, sales, and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may disrupt our clients’, vendors’, and partners’ operations for an indefinite period, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
At this time, it is not possible to estimate the ultimate impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Furthermore, due to our shift to a renewable model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. The extent to which COVID-19 impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to predict accurately, including:
•the duration and scope of the pandemic;
•governmental, business, and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
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
As of June 30, 2020, we had $600 million aggregate principal amount of indebtedness under our Convertible Senior Notes due 2025 (the “Notes”).
Our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other business purposes;
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
Our ability to pay our debt when due or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary investments in our business. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations which could, in turn, result in that and our other indebtedness becoming immediately payable in full. In addition, we may incur additional debt to meet future financing needs. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
Under certain circumstances, the noteholders may convert their Notes at their option prior to the scheduled maturities. Upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be obligated to make cash payments. In addition, holders of our Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture, dated as of February 24, 2020, between U.S. Bank National Association, as trustee (the “Trustee”) and us (the “Indenture”)), at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. Although it is our intention and we currently expect to settle the conversion value of the Notes in cash up to the principal amount and any excess in shares, there is a risk that we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Notes when the Indenture requires the repurchase or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material impact on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record non-cash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock, and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, is included in the denominator to calculate diluted earnings per share. We cannot be sure that the accounting standards will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
The Capped Call Transactions may affect the value of the Notes and our common stock.
In connection with the Notes’ issuance, we entered into Capped Call Transactions with certain financial institutions (“option counterparties”). The Capped Call Transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties that are parties to the Capped Call Transactions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the Capped Call Transactions.
The option counterparties are financial institutions, and we are subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure depends on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to our stockholders.
If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a “make-whole fundamental change” (as defined in the Indenture) occurs prior to the maturity date, we will in some cases be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities
Common stock repurchased in the three months ended June 30, 2020 was:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
April 1, 2020 - April 30, 2020	16	$73.07	—	$39,484
May 1, 2020 - May 31, 2020	155	$87.87	—	$39,484
June 1, 2020 - June 30, 2020	179	$97.43	23	$57,801
	350	$92.06	23
(1) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2) On June 15, 2020, we announced that our Board of Directors extended the expiration date of the current stock repurchase program to June 30, 2021 and increased the remaining stock purchase authority to $60 million. See "Liquidity and Capital Resources" in Item 2 of this Quarterly Report for additional information.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Organization of the Registrant and Amendments thereto. (Filed as Exhibit 3.1 to the Registrant’s September 30, 2014 Form 10-Q and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Pegasystems Inc. (Filed as Exhibit 3.2 to the Registrant’s June 15, 2020 Form 8-K and incorporated herein by reference.)
10.1	2004 Long-Term Incentive Plan (as amended and restated). (Filed as Exhibit 10.1 to the Registrant’s June 24, 2020 Form 8-K and incorporated herein by reference.)
10.2+	Amendment 2 to Loan Documents, dated July 22, 2020, between Pegasystems Inc. and PNC Bank, National Association.
10.3+*	Offer Letter, dated April 27, 2020, between Pegasystems Inc. and Hayden Stafford.
31.1+	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2+	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32*	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Filed herewith.
++ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
* Indicates a management contract or arrangement in which an executive officer of the Company participates.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	July 28, 2020	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)