Form 10-Q
period 2020-09-30
PEGASYSTEMS INC
filed 2020-10-28
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 80,697,696 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on October 19, 2020.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$281,218	$68,363
Marketable securities	186,810	—
Total cash, cash equivalents, and marketable securities	468,028	68,363
Accounts receivable	137,953	199,720
Unbilled receivables	208,823	180,219
Other current assets	89,406	57,308
Total current assets	904,210	505,610
Unbilled receivables	108,456	121,736
Goodwill	78,864	79,039
Other long-term assets	395,797	278,427
Total assets	$1,487,327	$984,812
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,443	$17,475
Accrued expenses	43,447	48,001
Accrued compensation and related expenses	90,836	104,126
Deferred revenue	181,680	190,080
Other current liabilities	19,916	18,273
Total current liabilities	356,322	377,955
Convertible senior notes, net	513,794	—
Operating lease liabilities	62,544	52,610
Other long-term liabilities	25,345	15,237
Total liabilities	958,005	445,802
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 80,697 and 79,599 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	807	796
Additional paid-in capital	201,882	140,523
Retained earnings	338,300	410,919
Accumulated other comprehensive (loss)	(11,667)	(13,228)
Total stockholders’ equity	529,322	539,010
Total liabilities and stockholders’ equity	$1,487,327	$984,812

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Software license	$39,784	$58,005	$187,023	$165,543
Maintenance	74,670	70,371	220,587	207,406
Pega Cloud	54,776	35,153	147,080	94,610
Consulting	56,721	53,174	164,227	167,282
Total revenue	225,951	216,703	718,917	634,841
Cost of revenue
Software license	691	676	2,354	2,982
Maintenance	5,478	6,688	16,645	19,315
Pega Cloud	19,717	17,824	56,238	47,769
Consulting	51,913	55,710	158,781	162,349
Total cost of revenue	77,799	80,898	234,018	232,415
Gross profit	148,152	135,805	484,899	402,426
Operating expenses
Selling and marketing	132,053	115,237	395,684	341,064
Research and development	60,024	52,492	177,620	152,802
General and administrative	17,907	14,843	49,192	41,693
Total operating expenses	209,984	182,572	622,496	535,559
(Loss) from operations	(61,832)	(46,767)	(137,597)	(133,133)
Foreign currency transaction gain (loss)	4,236	(1,970)	2,545	(3,577)
Interest income	243	598	1,092	1,865
Interest expense	(5,956)	(42)	(13,791)	(42)
Gain on capped call transactions	18,989	—	19,816	—
Other income, net	—	323	1,374	378
(Loss) before (benefit from) income taxes	(44,320)	(47,858)	(126,561)	(134,509)
(Benefit from) income taxes	(25,053)	(17,520)	(61,182)	(43,158)
Net (loss)	$(19,267)	$(30,338)	$(65,379)	$(91,351)
(Loss) per share
Basic	$(0.24)	$(0.38)	$(0.82)	$(1.16)
Diluted	$(0.24)	$(0.38)	$(0.82)	$(1.16)
Weighted-average number of common shares outstanding
Basic	80,537	79,200	80,191	78,928
Diluted	80,537	79,200	80,191	78,928

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss)	$(19,267)	$(30,338)	$(65,379)	$(91,351)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale securities	(166)	(216)	(66)	396
Foreign currency translation adjustments	113	(2,201)	1,627	(983)
Total other comprehensive (loss) income, net of tax	$(53)	$(2,417)	$1,561	$(587)
Comprehensive (loss)	$(19,320)	$(32,755)	$(63,818)	$(91,938)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2018	78,526	$785	$123,205	$510,863	$(13,322)	$621,531
Repurchase of common stock	(144)	(1)	(7,586)	—	—	(7,587)
Issuance of common stock for share-based compensation plans	514	5	(14,843)	—	—	(14,838)
Stock-based compensation	—	—	18,406	—	—	18,406
Cash dividends declared ($0.03 per share)	—	—	—	(2,367)	—	(2,367)
Other comprehensive income	—	—	—	—	2,001	2,001
Net (loss)	—	—	—	(28,717)	—	(28,717)
March 31, 2019	78,896	$789	$119,182	$479,779	$(11,321)	$588,429
Repurchase of common stock	(88)	(1)	(6,301)	—	—	(6,302)
Issuance of common stock for share-based compensation plans	320	3	(11,217)	—	—	(11,214)
Issuance of common stock under the employee stock purchase plan	16	—	1,103	—	—	1,103
Stock-based compensation	—	—	20,113	—	—	20,113
Cash dividends declared ($0.03 per share)	—	—	—	(2,375)	—	(2,375)
Other comprehensive (loss)	—	—	—	—	(171)	(171)
Net (loss)	—	—	—	(32,296)	—	(32,296)
June 30, 2019	79,144	$791	$122,880	$445,108	$(11,492)	$557,287
Repurchase of common stock	(88)	(1)	(6,396)	—	—	(6,397)
Issuance of common stock for share-based compensation plans	268	3	(8,804)	—	—	(8,801)
Stock-based compensation	—	—	21,879	—	—	21,879
Cash dividends declared ($0.03 per share)	—	—	—	(2,381)	—	(2,381)
Other comprehensive (loss)	—	—	—	—	(2,417)	(2,417)
Net (loss)	—	—	—	(30,338)	—	(30,338)
September 30, 2019	79,324	$793	$129,559	$412,389	$(13,909)	$528,832
See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2019	79,599	$796	$140,523	$410,919	$(13,228)	$539,010
Equity component of convertible senior notes, net	—	—	61,604	—	—	61,604
Repurchase of common stock	(87)	(1)	(5,999)	—	—	(6,000)
Issuance of common stock for share-based compensation plans	564	6	(23,017)	—	—	(23,011)
Stock-based compensation	—	—	23,199	—	—	23,199
Cash dividends declared ($0.03 per share)	—	—	—	(2,405)	—	(2,405)
Other comprehensive (loss)	—	—	—	—	(414)	(414)
Net (loss)	—	—	—	(25,372)	—	(25,372)
March 31, 2020	80,076	$801	$196,310	$383,142	$(13,642)	$566,611
Repurchase of common stock	(23)	—	(2,199)	—	—	(2,199)
Issuance of common stock for share-based compensation plans	349	3	(14,085)	—	—	(14,082)
Issuance of common stock under the employee stock purchase plan	18	—	1,403	—	—	1,403
Stock-based compensation	—	—	25,674	—	—	25,674
Cash dividends declared ($0.03 per share)	—	—	—	(2,413)	—	(2,413)
Other comprehensive income	—	—	—	—	2,028	2,028
Net (loss)	—	—	—	(20,740)	—	(20,740)
June 30, 2020	80,420	$804	$207,103	$359,989	$(11,614)	$556,282
Repurchase of common stock	(94)	(1)	(10,628)	—	—	(10,629)
Issuance of common stock for share-based compensation plans	371	4	(22,524)	—	—	(22,520)
Stock-based compensation	—	—	27,931	—	—	27,931
Cash dividends declared ($0.03 per share)	—	—	—	(2,422)	—	(2,422)
Other comprehensive (loss)	—	—	—	—	(53)	(53)
Net (loss)	—	—	—	(19,267)	—	(19,267)
September 30, 2020	80,697	$807	$201,882	$338,300	$(11,667)	$529,322

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net (loss)	$(65,379)	$(91,351)
Adjustments to reconcile net (loss) to cash (used in) operating activities
Stock-based compensation	76,755	60,242
(Gain) on capped call transactions	(19,816)	—
Deferred income taxes	(43,476)	(40,531)
Amortization of deferred commissions	24,922	22,372
Lease expense	11,997	10,454
Amortization of debt discount and issuance costs	10,405	—
Amortization of intangible assets and depreciation	15,677	16,998
Amortization of investments	252	798
Foreign currency transaction (gain) loss	(2,545)	3,577
Other non-cash	(1,374)	(363)
Change in operating assets and liabilities, net	(33,675)	4,342
Cash (used in) operating activities	(26,257)	(13,462)
Investing activities
Purchases of investments	(190,319)	(11,182)
Proceeds from maturities and called investments	—	13,066
Sales of investments	1,424	68,937
Payments for acquisitions, net of cash acquired	—	(10,934)
Investment in property and equipment	(21,806)	(6,439)
Cash (used in) provided by investing activities	(210,701)	53,448
Financing activities
Proceeds from issuance of convertible senior notes	600,000	—
Purchase of capped calls related to convertible senior notes	(51,900)	—
Payment of debt issuance costs	(14,527)	—
Dividend payments to shareholders	(7,206)	(7,105)
Common stock repurchases	(76,737)	(54,836)
Cash provided by (used in) financing activities	449,630	(61,941)
Effect of exchange rate changes on cash and cash equivalents	183	(363)
Net increase (decrease) in cash and cash equivalents	212,855	(22,318)
Cash and cash equivalents, beginning of period	68,363	114,422
Cash and cash equivalents, end of period	$281,218	$92,104

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
2. NEW ACCOUNTING PRONOUNCEMENTS
Convertible debt
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard eliminates the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Additionally, the embedded conversion feature will no longer be amortized into income as interest expense over the instrument’s life. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, the standard requires applying the if-converted method to calculate convertible instruments’ impact on diluted earnings per share (“EPS”). The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. It can be adopted on either a full retrospective or modified retrospective basis. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures. The Company expects to early adopt the new standard on January 1, 2021.
Financial instruments
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including accounts receivable, upon initial recognition of that financial asset using a forward-looking expected loss model, rather than an incurred loss model. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the asset’s amortized cost, removing the concept of “other-than-temporary” impairments. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.
3. MARKETABLE SECURITIES

	September 30, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$50,987	$—	$(11)	$50,976
Corporate debt	136,045	1	(212)	135,834
	$187,032	$1	$(223)	$186,810
As of September 30, 2020, maturities of marketable securities ranged from October 2020 to September 2023, with a weighted-average remaining maturity of approximately 1.3 years.
As of December 31, 2019, the Company did not hold any marketable securities.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	September 30, 2020	December 31, 2019
Accounts receivable	$137,953	$199,720
Unbilled receivables	208,823	180,219
Long-term unbilled receivables	108,456	121,736
	$455,232	$501,675
Unbilled receivables are client committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables are expected to be billed in the future as follows:

(Dollars in thousands)	September 30, 2020
1 year or less	$208,823	66%
1-2 years	91,325	29%
2-5 years	17,131	5%
	$317,279	100%
Unbilled receivables based upon contract effective date:

(Dollars in thousands)	September 30, 2020
2020	$105,380	33%
2019	99,875	32%
2018	39,281	12%
2017	37,824	12%
2016 and prior	34,919	11%
	$317,279	100%
Major clients
Clients accounting for 10% or more of the Company’s receivables:

	September 30, 2020	December 31, 2019
Client A	11%	*
* Client accounted for less than 10% of total receivables.
Contract assets and deferred revenue

(in thousands)	September 30, 2020	December 31, 2019
Contract assets (1)	$8,104	$5,558
Long-term contract assets (2)	5,579	5,420
	13,683	10,978
Deferred revenue	181,680	190,080
Long-term deferred revenue (3)	6,673	5,407
	$188,353	$195,487
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
The change in deferred revenue in the nine months ended September 30, 2020 was primarily due to new billings in advance of revenue recognition, and $170.5 million of revenue recognized during the period that was included in deferred revenue at December 31, 2019.
5. DEFERRED COMMISSIONS

(in thousands)	September 30, 2020	December 31, 2019
Deferred commissions (1)	$87,992	$85,314
(1) Included in other long-term assets.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Amortization of deferred commissions (1)	$8,861	$8,193	$24,922	$22,372
(1) Included in selling and marketing expense.
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
•Upon the occurrence of certain corporate events or distributions, or if the Company calls all or any Notes for redemption, then the noteholder of any Note may convert such Note at any time before the close of business on the business day immediately before the related redemption date (or if the Company fails to pay the redemption price due on such redemption date in full, at any time until the Company pays such redemption price in full).
As of September 30, 2020, no Notes were eligible for conversion at the noteholders’ election.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impact of the Notes
In accounting for the transaction, the Notes have been separated into liability and equity components.
•The initial carrying amount of the liability component was calculated by measuring a similar debt instrument’s fair value that does not have an associated conversion feature. The excess of the Notes’ principal amount over the initial carrying amount of the liability component, the debt discount, is amortized as interest expense over the Notes’ contractual term.
•The equity component was recorded as an increase to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred issuance costs of $14.5 million related to the Notes, allocated between the Notes’ liability and equity components proportionate to the initial carrying amount of the liability and equity components.
•Issuance costs attributable to the liability component are recorded as an offset to the Notes’ principal balance. They are amortized as interest expense using the effective interest method over the contractual term of the Notes.
•Issuance costs attributable to the equity component are recorded as an offset to the equity component in additional paid-in capital and are not amortized.
Net carrying amount of the liability component:

(in thousands)	September 30, 2020
Principal	$600,000
Unamortized debt discount	(75,061)
Unamortized issuance costs	(11,145)
$513,794
Net carrying amount of the equity component, included in additional paid-in capital:

(in thousands)	September 30, 2020
Conversion options (1)	$61,604
(1) Net of issuance costs and taxes.
Interest expense related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Contractual interest expense (0.75% coupon)	$1,125	$—	$2,700	$—
Amortization of debt discount (1)	3,807	—	9,060	—
Amortization of issuance costs (1)	565	—	1,345	—
	$5,497	$—	$13,105	$—
(1) Amortized based upon an effective interest rate of 4.31%.
Future payments of principal and contractual interest:

	September 30, 2020
(in thousands)	Principal	Interest	Total
2020	$—	$—	$—
2021	—	4,500	4,500
2022	—	4,500	4,500
2023	—	4,500	4,500
2024	—	4,500	4,500
2025	600,000	1,488	601,488
	$600,000	$19,488	$619,488
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover approximately 4.4 million shares (representing the number of shares for which the Notes are initially convertible) of the Company’s common stock. They are generally expected to reduce potential dilution to the common stock upon any conversion of Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is $196.44, subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events and tender offers.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Capped Call Transactions are accounted for as derivative instruments. The Capped Call Transactions do not qualify for the Company’s own equity scope exception in ASC 815 since, in some cases of early settlement, the settlement value of the Capped Call Transactions, calculated in accordance with the governing documents, may not represent a fair value measurement. The Capped Call Transactions are classified as “other long term assets” and remeasured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
Change in value of Capped Call Transactions:

(in thousands)	Nine Months Ended September 30, 2020
Value at issuance	$51,900
Fair value adjustment	19,816
Balance as of September 30,	$71,716
Credit facility
In November 2019, and as amended in February 2020, July 2020, and October 2020, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”). The Company may use borrowings to finance working capital needs and for general corporate purposes. Subject to specific conditions, the Credit Facility allows the Company to increase the aggregate commitment to $200 million. The commitments expire on November 4, 2024, and any outstanding loans will be payable on such date. The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions.
The Company is also required to comply with financial covenants, including:
•Beginning with the fiscal quarter ended on September 30, 2020 and ending with the fiscal quarter ended December 31, 2021 at least $200 million in cash and investments held by Pegasystems Inc.
•Beginning with the quarter ended on March 31, 2022 a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up in the event of certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0.
As of September 30, 2020 and December 31, 2019, we had no outstanding borrowings under the Credit Facility.
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
•Level 2 - significant other inputs that are observable either directly or indirectly; and
•Level 3 - significant unobservable inputs on which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and minimize unobservable inputs when determining fair value.
The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. The valuation models use various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. The Company applies judgment in its determination of expected volatility. The Company considers both historical and implied volatility levels of the underlying equity security and, to a lesser extent, historical peer group volatility levels. The Company’s venture investments are recorded at fair value based on valuation methods using the observable transaction price and other unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds.
The Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$212,917	$—	$—	$212,917	$—	$—	$—	$—
Marketable securities	$—	$186,810	$—	$186,810	$—	$—	$—	$—
Capped Call Transactions (2) (3)	$—	$71,716	$—	$71,716	$—	$—	$—	$—
Venture investments (2) (4)	$—	$—	$7,927	$7,927	$—	$—	$4,871	$4,871
(1) Investments in money market funds. (2) Included in other long-term assets. (3) See "6. Debt" for additional information. (4) Investments in privately-held companies.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in venture investments:

(in thousands)	Nine Months Ended September 30, 2020
December 31, 2019	$4,871
New investments	3,006
Sales of investments	(1,424)
Fair value adjustment	1,474
September 30, 2020	$7,927

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
The Notes’ fair value (inclusive of the conversion feature, which is embedded in the Notes) was $680 million as of September 30, 2020. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy. See "6. Debt" for additional information.
8. REVENUE
Geographic revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020		2019		2020		2019
U.S.	$120,971	53%	$123,447	57%	$436,199	61%	$347,120	55%
Other Americas	10,737	5%	11,748	5%	35,009	5%	49,450	8%
United Kingdom (“U.K.”)	25,150	11%	23,034	11%	68,246	9%	64,269	10%
Europe (excluding U.K.), Middle East, and Africa	39,656	18%	34,761	16%	106,472	15%	102,342	16%
Asia-Pacific	29,437	13%	23,713	11%	72,991	10%	71,660	11%
	$225,951	100%	$216,703	100%	$718,917	100%	$634,841	100%
Revenue streams

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Perpetual license	$3,852	$9,016	$16,568	$43,286
Term license	35,932	48,989	170,455	122,257
Revenue recognized at a point in time	39,784	58,005	187,023	165,543
Maintenance	74,670	70,371	220,587	207,406
Pega Cloud	54,776	35,153	147,080	94,610
Consulting	56,721	53,174	164,227	167,282
Revenue recognized over time	186,167	158,698	531,894	469,298
	$225,951	$216,703	$718,917	$634,841

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pega Cloud	$54,776	$35,153	$147,080	$94,610
Maintenance	74,670	70,371	220,587	207,406
Term license	35,932	48,989	170,455	122,257
Subscription (1)	165,378	154,513	538,122	424,273
Perpetual license	3,852	9,016	16,568	43,286
Consulting	56,721	53,174	164,227	167,282
	$225,951	$216,703	$718,917	$634,841
(1) Reflects client arrangements subject to renewal (Pega Cloud, maintenance, and term license).
Remaining performance obligations ("Backlog")
Expected future revenue on existing contracts:

	September 30, 2020
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Pega Cloud	Consulting	Total
1 year or less	$8,708	$50,788	$170,643	$211,661	$14,977	$456,777	54%
1-2 years	1,700	5,341	40,631	157,500	2,042	207,214	25%
2-3 years	—	7,052	18,277	93,283	770	119,382	14%
Greater than 3 years	—	4	9,597	44,363	653	54,617	7%
	$10,408	$63,185	$239,148	$506,807	$18,442	$837,990	100%

	September 30, 2019
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Pega Cloud	Consulting	Total
1 year or less	$7,689	$25,948	$158,220	$133,785	$13,145	$338,787	56%
1-2 years	853	3,798	18,590	105,081	863	129,185	21%
2-3 years	1,306	591	8,323	72,915	841	83,976	14%
Greater than 3 years	—	85	4,959	51,591	—	56,635	9%
	$9,848	$30,422	$190,092	$363,372	$14,849	$608,583	100%

9. STOCK-BASED COMPENSATION
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$5,100	$4,787	$15,636	$14,216
Selling and marketing	12,658	8,317	33,968	24,055
Research and development	5,765	4,858	17,066	13,990
General and administrative	4,402	3,884	10,085	7,981
	$27,925	$21,846	$76,755	$60,242
Income tax benefit	$(5,604)	$(4,430)	$(15,293)	$(12,226)
As of September 30, 2020, the Company had $115.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.
Grants
The Company granted the following stock-based compensation awards:

	Nine Months Ended September 30, 2020
(in thousands)	Shares	Total Fair Value
RSUs	1,026	$92,456
Non-qualified stock options	1,886	$44,505
Common stock	6	$701

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. INCOME TAXES
Effective income tax rate

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
(Benefit from) income taxes	$(25,053)	$(17,520)	$(61,182)	$(43,158)
Effective income tax rate			48%	32%
During the nine months ended September 30, 2020, the Company’s effective income tax rate benefit increased primarily due to the excess tax benefits from stock-based compensation and a carryback claim benefit as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
11. (LOSS) PER SHARE
Basic (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and the conversion spread of the Company’s convertible senior notes.
Calculation of the basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net (loss)	$(19,267)	$(30,338)	$(65,379)	$(91,351)
Weighted-average common shares outstanding	80,537	79,200	80,191	78,928
(Loss) per share, basic	$(0.24)	$(0.38)	$(0.82)	$(1.16)

Net (loss)	$(19,267)	$(30,338)	$(65,379)	$(91,351)
Weighted-average common shares outstanding, assuming dilution (1) (2)	80,537	79,200	80,191	78,928
(Loss) per share, diluted	$(0.24)	$(0.38)	$(0.82)	$(1.16)

Outstanding anti-dilutive stock options and RSUs (3)	6,622	5,953	6,166	5,923
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
Words such as expects, anticipates, intends, plans, believes, will, could, should, estimates, may, targets, strategies, intends to, projects, forecasts, guidance, likely, and usually, or variations of such words and other similar expressions identify forward-looking statements, which are based on current expectations and assumptions.
These forward-looking statements deal with future events, and are subject to various risks and uncertainties that are difficult to predict, including, but not limited to, statements about our future financial performance and business plans, the adequacy of our liquidity and capital resources, the continued payment of quarterly dividends, the timing of revenue recognition, management of our transition to a more subscription-based business model, variation in demand for our products and services, including among clients in the public sector, the impact of actual or threatened public health emergencies, such as the Coronavirus (COVID-19), reliance on third-party service providers, compliance with our debt obligations and debt covenants, the potential impact of our convertible senior notes and related Capped Call Transactions, reliance on key personnel, the continued uncertainties in the global economy, foreign currency exchange rates, the potential legal and financial liabilities and reputation damage due to cyber-attacks, security breaches and security flaws, our ability to protect our intellectual property rights and costs associated with defending such rights, maintenance of our client retention rate, and management of our growth. These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”).
Except as required by applicable law, we do not undertake and expressly disclaim any obligation to publicly update or revise these forward-looking statements whether as the result of new information, future events, or otherwise.
BUSINESS OVERVIEW
We develop, market, license, host, and support enterprise software applications that help organizations transform how they engage with their customers and process work across their enterprise. We also license our low-code Pega Platform™ for rapid application development to clients that wish to build and extend their business applications. Our cloud-architected portfolio of customer engagement and digital process automation applications leverages artificial intelligence (“AI”), case management, and robotic automation technology, built on our unified low-code Pega Platform, empowering businesses to quickly design, extend, and scale their enterprise applications to meet strategic business needs.
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
Cloud Transition
We are in the process of transitioning our business to primarily sell software through subscription arrangements, particularly Pega Cloud (“Cloud Transition”). Until we substantially complete our Cloud Transition, which we expect to occur in early 2023, we expect to continue to experience lower revenue growth and lower operating cash flow growth or negative cash flow. The actual mix of perpetual license, term license, and Pega Cloud in a given period can fluctuate based on client preferences.
Additional information on the transition’s impact can be found below and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19
As of September 30, 2020, COVID-19 has not had a material impact on our results of operations or financial condition.
The ultimate impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, impact on our clients and our sales cycles, and impact on our partners, vendors, or employees, all of which are uncertain and unpredictable. Our shift towards subscription-based revenue streams, the industry mix of our clients, our product mix, the fact that many of our clients are well-known and of large size, and the critical nature of our products to our clients may reduce or delay the impact of COVID-19 on our business. However, it is not possible to estimate the ultimate impact that COVID-19 will have on our business. See “Coronavirus (“COVID-19”)” under Item 1A. Risk Factors for additional information.

Performance metrics
We utilize several performance metrics to analyze and assess our overall performance, make operating decisions, and forecast and plan for future periods, including:
Annual contract value (“ACV”) | Increased 21% since September 30, 2019
•ACV represents the annualized value of our active contracts as of the measurement date. The contract's total value is divided by its duration in years to calculate ACV for term license and Pega Cloud contracts. Maintenance revenue for the quarter then ended is multiplied by four to calculate ACV for maintenance. Client Cloud ACV is composed of maintenance ACV and ACV from term license contracts. We believe the presentation of ACV on a constant currency basis enhances the understanding of our results, as it provides visibility into the impact of changes in foreign currency exchange rates, which are outside of our control. All periods shown reflect foreign currency exchange rates as of September 30, 2020.
Remaining performance obligations (“Backlog”) | Increased 38% since September 30, 2019
•Backlog represents contracted revenue that has not yet been recognized and includes deferred revenue and non-cancellable amounts expected to be invoiced and recognized as revenue in future periods.
Year to date Pega Cloud revenue | Increased 55% since September 30, 2019
•Pega Cloud revenue is revenue as reported under U.S. GAAP for cloud contracts.

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future given the available information.
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
Capped Call Transactions
In February 2020, we entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover approximately 4.4 million shares (representing the number of shares for which the Notes are initially convertible) of our common stock and are generally expected to reduce potential dilution of our common stock upon any conversion of the Notes. The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. The valuation models use various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. Management applies judgment in its determination of expected volatility. We consider both historical and implied volatility levels of the underlying equity security and, to a lesser extent, historical peer group volatility levels.
The Capped Call Transactions are classified as “other long-term assets” and remeasured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
See "6. Debt" and “7. Fair Value Measurements” in Item 1 of this Quarterly Report for additional information.

RESULTS OF OPERATIONS
Revenue
Our Pega Cloud revenue is derived from our hosted Pega Platform and software applications. Our license revenue is derived from sales of our applications and the Pega Platform.
Cloud Transition
We are in the process of transitioning our business to primarily sell software through subscription arrangements, particularly Pega Cloud. As revenue from Pega Cloud arrangements is generally recognized over the contract term while revenue from perpetual and term licenses is generally recognized when the license rights become effective, the shift has and is expected to continue to result in slower revenue growth during the transition.

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2020		2019				2020		2019
Pega Cloud	$54,776	24%	$35,153	16%	$19,623	56%	$147,080	20%	$94,610	15%	$52,470	55%
Maintenance	74,670	33%	70,371	32%	4,299	6%	220,587	31%	207,406	33%	13,181	6%
Term license	35,932	16%	48,989	23%	(13,057)	(27)%	170,455	24%	122,257	19%	48,198	39%
Subscription (1)	$165,378	73%	$154,513	71%	10,865	7%	$538,122	75%	$424,273	67%	113,849	27%
Perpetual license	3,852	2%	9,016	4%	(5,164)	(57)%	16,568	2%	43,286	7%	(26,718)	(62)%
Consulting	56,721	25%	53,174	25%	3,547	7%	164,227	23%	167,282	26%	(3,055)	(2)%
	$225,951	100%	$216,703	100%	$9,248	4%	$718,917	100%	$634,841	100%	$84,076	13%
(1) Reflects client arrangements subject to renewal (Pega Cloud, maintenance, and term license).
The changes in total revenue in the three and nine months ended September 30, 2020 generally reflect our Cloud Transition. Other factors impacting our revenue included:
•Term license revenue was higher in the three months ended September 30, 2019 primarily due to a greater number of large deals than in the three months ended September 30, 2020.
•An increasing portion of our term license contracts include multi-year committed maintenance periods instead of annually renewable maintenance. Under such arrangements, a greater portion of the total contract value is recorded as maintenance revenue, which is recognized over the contract term, rather than as term revenue, as the license rights become effective which is usually shortly after contract execution. In the three and nine months ended September 30, 2020 multi-year committed maintenance contributed $2.9 million and $7.7 million to maintenance revenue growth. In the nine months ended September 30, 2020 multi-year committed maintenance reduced term revenue growth by $10.2 million.
•Maintenance renewal rates remained over 90% in the nine months ended September 30, 2020.
•The decrease in consulting revenue in the nine months ended September 30, 2020 was primarily due to lower billable travel expenses as a result of COVID-19. The increase in consulting revenue in the three months ended September 30, 2020 was primarily due to increased billable hours which more than offset the impact of reduced billable travel expenses due to COVID-19.
Gross profit

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(Dollars in thousands)	2020		2019				2020		2019
Software license	$39,093	98%	$57,329	99%	$(18,236)	(32)%	$184,669	99%	$162,561	98%	$22,108	14%
Maintenance	69,192	93%	63,683	90%	5,509	9%	203,942	92%	188,091	91%	15,851	8%
Pega Cloud	35,059	64%	17,329	49%	17,730	102%	90,842	62%	46,841	50%	44,001	94%
Consulting	4,808	8%	(2,536)	(5)%	7,344	*	5,446	3%	4,933	3%	513	10%
	$148,152	66%	$135,805	63%	$12,347	9%	$484,899	67%	$402,426	63%	$82,473	20%
* not meaningful
•The changes in gross profit in the three and nine months ended September 30, 2020 were primarily due to our Cloud Transition, revenue growth, and cost efficiency gains as Pega Cloud grows and scales.
•The increase in consulting gross profit in the three months ended September 30, 2020 was primarily due to an increase in consultant utilization. Consultant utilization is impacted by several factors, including the scope and timing of new implementation projects and our level of involvement in implementation projects compared to our consulting partners and enabled clients. To support our long-term strategy, we intend to grow and increasingly leverage our partners and enabled clients for future implementation projects, which may reduce the future growth rate.

Operating expenses

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2020		2019				2020		2019
		% of Revenue		% of Revenue				% of Revenue		% of Revenue
Selling and marketing	$132,053	58%	$115,237	53%	$16,816	15%	$395,684	55%	$341,064	54%	$54,620	16%
Research and development	$60,024	27%	$52,492	24%	$7,532	14%	$177,620	25%	$152,802	24%	$24,818	16%
General and administrative	$17,907	8%	$14,843	7%	$3,064	21%	$49,192	7%	$41,693	7%	$7,499	18%
•The increases in selling and marketing in the three and nine months ended September 30, 2020 were primarily due to increases in compensation and benefits of $24.4 million and $76.0 million, attributable to increases in headcount and equity compensation. The increases in headcount reflect our efforts to increase our sales capacity to deepen relationships with existing clients and target new accounts. These increases were partially offset by decreases in travel and entertainment of $8.5 million and $17.4 million as a result of COVID-19.
•The increases in research and development in the three and nine months ended September 30, 2020 were primarily due to increases in compensation and benefits of $7.8 million and $23.6 million, attributable to increases in headcount and equity compensation.
•The increases in general and administrative in the three and nine months ended September 30, 2020 were primarily due to increases in compensation and benefits of $0.8 million and $3.0 million, attributed to increases in headcount and equity compensation, and increases in professional services fees of $1.5 million and $4.2 million.
Other income (expense), net

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019			2020	2019
Foreign currency transaction gain (loss)	$4,236	$(1,970)	$6,206	*	$2,545	$(3,577)	$6,122	*
Interest income	243	598	(355)	(59)%	1,092	1,865	(773)	(41)%
Interest expense	(5,956)	(42)	(5,914)	(14,081)%	(13,791)	(42)	(13,749)	(32,736)%
Gain on capped call transactions	18,989	—	18,989	*	19,816	—	19,816	*
Other income, net	—	323	(323)	(100)%	1,374	378	996	263%
	$17,512	$(1,091)	$18,603	*	$11,036	$(1,376)	$12,412	*
* not meaningful
•The changes in foreign currency transaction gain (loss) in the three and nine months ended September 30, 2020 were primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency-denominated cash, accounts receivable, and intercompany receivables and payables held by our United Kingdom (“U.K.”) subsidiary.
•The decreases in interest income in the three and nine months ended September 30, 2020 were due to the decreases in market interest rates.
•The increases in interest expense in the three and nine months ended September 30, 2020 were due to our issuance of $600 million in aggregate principal amount of the Notes on February 24, 2020. See "6. Debt" in Item 1 of this Quarterly Report for additional information.
Interest expense related to the Notes:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Contractual interest expense (0.75% coupon)	$1,125	$—	$1,125	$2,700	$—	$2,700
Amortization of debt discount	3,807	—	3,807	9,060	—	9,060
Amortization of issuance costs	565	—	565	1,345	—	1,345
	$5,497	$—	$5,497	$13,105	$—	$13,105
•The increases in the gain on capped call transactions in the three and nine months ended September 30, 2020 were due to fair value adjustments on the Capped Call Transactions entered into in connection with our issuance of the Notes. See "6. Debt" in Item 1 of this Quarterly Report for additional information.
•The increase in other income, net in the nine months ended September 30, 2020 was due to a gain from our venture investments portfolio.

(Benefit from) income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
(Benefit from) income taxes	$(25,053)	$(17,520)	$(61,182)	$(43,158)
Effective income tax rate			48%	32%
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
During the nine months ended September 30, 2020, our effective income tax rate benefit increased primarily due to the excess tax benefits from stock-based compensation and a carryback claim benefit as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash provided by (used in):
Operating activities	$(26,257)	$(13,462)
Investing activities	(210,701)	53,448
Financing activities	449,630	(61,941)
Effect of exchange rates on cash and cash equivalents	183	(363)
Net increase (decrease) in cash and cash equivalents	$212,855	$(22,318)

(in thousands)	September 30, 2020	December 31, 2019
Held by U.S. entities	$415,358	$23,437
Held by foreign entities	52,670	44,926
Total cash, cash equivalents, and marketable securities	$468,028	$68,363
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
If it became necessary to repatriate foreign funds, we may be required to pay U.S. and foreign taxes upon repatriation. Due to the complexity of income tax laws and regulations, and the Tax Reform Act’s effects, it is impracticable to estimate the amount of taxes we would have to pay.
Cash (used in) operating activities
We are in the process of transitioning our business to primarily sell software through subscription arrangements, particularly Pega Cloud. As cash from Pega Cloud and term arrangements is generally collected over the contract term while cash from perpetual licenses is generally collected when the license rights become effective, the shift has and is expected to continue to impact our cash collections. As client preferences continue to shift in favor of Pega Cloud arrangements, we could continue to experience slower operating cash flow growth, or negative cash flow, in the near term.
In the nine months ended September 30, 2020, COVID-19 did not have a material impact on our cash flows from operations. See “Coronavirus (“COVID-19”)” under Item 1A. Risk Factors for additional information.
The change in cash (used in) operating activities in the nine months ended September 30, 2020 was primarily due to our Cloud Transition and increased costs as we accelerated investments in our Pega Cloud offering and selling and marketing activities to support future growth.

Cash (used in) provided by investing activities
The change in cash (used in) provided by investing activities in the nine months ended September 30, 2020 was primarily driven by purchases of financial instruments and investments in property and equipment at several of our office locations.
Cash provided by (used in) financing activities
Convertible senior notes
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
Credit facility
In November 2019, and as amended in February 2020, July 2020, and October 2020, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC”). As of September 30, 2020, we had no outstanding borrowings under the Credit Facility. See "6. Debt" in Item 1 of this Quarterly Report for additional information.
Stock repurchase program (1)
Changes in the remaining stock repurchase authority:

(in thousands)	Nine Months Ended September 30, 2020
December 31, 2019	$45,484
Authorizations (2)	20,516
Repurchases	(18,828)
September 30, 2020	$47,172
(1) Purchases under this program have been made on the open market. (2) On June 15, 2020, we announced that our Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2021 and increased the remaining stock repurchase authority to $60 million.
Common stock repurchases

	Nine Months Ended September 30,
	2020		2019
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	599	$59,613	514	$34,871
Stock repurchase program	204	18,828	321	20,286
	803	$78,441	835	$55,157

During the nine months ended September 30, 2020 and 2019, instead of receiving cash from the equity holders, we withheld shares with a value of $49.5 million and $31.6 million, respectively, for the exercise price of options. These amounts have been excluded from the table above.
Dividends

	Nine Months Ended September 30,
(in thousands)	2020	2019
Dividend payments to shareholders	$7,206	$7,105
We currently intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program at any time without prior notice.

Contractual obligations
As of September 30, 2020, our contractual obligations were:

	Payments due by period
(in thousands)	2020	2021	2022-2023	2024-2025	2026 and thereafter	Other	Total
Purchase obligations (1)	$21,627	$56,689	$61,117	$173	$—	$—	$139,606
Investment commitments (2)	300	500	—	—	—	—	800
Liability for uncertain tax positions (3)	—	—	—	—	—	5,441	5,441
Operating lease obligations	5,490	22,887	43,888	13,187	9,959	—	95,411
	$27,417	$80,076	$105,005	$13,360	$9,959	$5,441	$241,258
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would result in the following impact:

	Nine Months Ended September 30,
	2020	2019
(Decrease) increase in revenue	(4)%	(4)%
(Decrease) increase in net (loss)	(13)%	(6)%
Remeasurement risk
We experience fluctuations in transaction gains or losses from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the entities in which they are recorded.
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would result in the following impact:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Foreign currency gain (loss)	$(6,326)	$1,099

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2020. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
The recent outbreak of a novel coronavirus disease (“COVID-19”), which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemics pose the risk that our employees, partners, and clients may be prevented from conducting business activities at full capacity for an indefinite period, including due to the spread of the disease within these groups or due to the shutdowns that are requested or mandated by governmental authorities. Moreover, these conditions can affect the rate of IT spending and may adversely affect our clients’ willingness to purchase our solutions, delay prospective clients’ purchasing decisions, reduce the value or duration of their contracts, request concessions including extended payment terms or better pricing, or affect attrition rates, all of which could adversely affect our future sales and operating results. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption.
We have undertaken measures to protect our employees, partners, and clients, including by adopting a virtual-only meeting format for our annual PegaWorld conference and encouraging employees to work remotely. There can be no assurance that these measures will be sufficient, however, or that we can implement them without adversely affecting our business operations.
We continue to monitor the situation, and adjust our policies as more information and public health guidance become available. Precautionary measures that have been adopted, or may be adopted in the future, could negatively affect our client success efforts, sales, and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may disrupt our clients’, vendors’, and partners’ operations for an indefinite period, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.
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
As of September 30, 2020, we had $600 million aggregate principal amount of indebtedness under our Convertible Senior Notes due 2025 (the “Notes”).
Our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;
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
Our ability to pay our debt when due or refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary investments in our business. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations which could, in turn, result in that and our other indebtedness becoming immediately payable in full. In addition, we may incur additional debt to meet future financing needs. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness will increase.
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
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, the number of common stock shares that would be necessary to settle such excess, if we elected to settle such excess in shares, is included in the denominator to calculate diluted earnings per share. We cannot be sure that the accounting standards will continue to permit the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, our diluted earnings per share could be adversely affected.
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
The option counterparties are financial institutions, and we are subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure depends on many factors, but our exposure will generally increase if the market price or the volatility of our common stock increases. In addition, upon default or other failures to perform, or termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
Provisions in the Notes’ Indenture may deter or prevent a business combination that may be favorable to our stockholders.
If a fundamental change occurs prior to the Notes’ maturity date, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a “make-whole fundamental change” (as defined in the Indenture) occurs prior to the maturity date, we will in some cases be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect our common stock’s prevailing market prices. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities
Common stock repurchased in the three months ended September 30, 2020 was:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
July 1, 2020 - July 31, 2020	135	$109.36	42	$53,470
August 1, 2020 - August 31, 2020	162	$120.08	26	$50,321
September 1, 2020 - September 30, 2020	138	$124.88	26	$47,172
	435	$118.29	94
(1) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2) On June 15, 2020, we announced that our Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2021 and increased the remaining stock repurchase authority to $60 million. See "Liquidity and Capital Resources" in Item 2 of this Quarterly Report for additional information.

ITEM 6.     EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Organization of the Registrant and Amendments thereto. (Filed as Exhibit 3.1 to the Registrant’s September 30, 2014 Form 10-Q and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Pegasystems Inc. (Filed as Exhibit 3.2 to the Registrant’s June 15, 2020 Form 8-K and incorporated herein by reference.)
31.1+	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2+	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32++	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.
10.1+	Form of Side Letter to Base Call Option Transaction
10.2+	Form of Side Letter to Additional Call Option Transaction
10.3+	Amendment to Loan Documents, dated as of September 30, 2020, between Pegasystems Inc. and PNC Bank, National Association
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Filed herewith.
++ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	October 28, 2020	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)