Form 10-Q
period 2021-03-31
PEGASYSTEMS INC
filed 2021-04-28
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 81,281,726 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on April 19, 2021.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$172,708	$171,899
Marketable securities	269,650	293,269
Total cash, cash equivalents, and marketable securities	442,358	465,168
Accounts receivable	159,324	215,827
Unbilled receivables	228,603	207,155
Other current assets	91,868	88,760
Total current assets	922,153	976,910
Unbilled receivables	108,048	113,278
Goodwill	82,037	79,231
Other long-term assets	416,265	434,843
Total assets	$1,528,503	$1,604,262
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,426	$24,028
Accrued expenses	59,765	59,261
Accrued compensation and related expenses	59,490	123,012
Deferred revenue	244,170	232,865
Other current liabilities	16,599	20,969
Total current liabilities	404,450	460,135
Convertible senior notes, net	588,418	518,203
Operating lease liabilities	36,471	59,053
Other long-term liabilities	20,239	24,699
Total liabilities	1,049,578	1,062,090
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 81,246 and 80,890 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	812	809
Additional paid-in capital	140,558	204,432
Retained earnings	340,223	339,879
Accumulated other comprehensive (loss)	(2,668)	(2,948)
Total stockholders’ equity	478,925	542,172
Total liabilities and stockholders’ equity	$1,528,503	$1,604,262

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended March 31,
	2021	2020
Revenue
Software license	$116,961	$93,916
Maintenance	75,561	73,695
Pega Cloud	67,858	43,466
Consulting	53,119	54,514
Total revenue	313,499	265,591
Cost of revenue
Software license	650	684
Maintenance	5,786	5,576
Pega Cloud	22,557	17,533
Consulting	53,454	55,735
Total cost of revenue	82,447	79,528
Gross profit	231,052	186,063
Operating expenses
Selling and marketing	148,739	136,024
Research and development	62,442	58,727
General and administrative	18,270	15,630
Total operating expenses	229,451	210,381
Income (loss) from operations	1,601	(24,318)
Foreign currency transaction (loss)	(5,098)	(5,947)
Interest income	153	607
Interest expense	(1,880)	(2,306)
(Loss) on capped call transactions	(19,117)	(18,592)
Other income, net	106	1,374
(Loss) before (benefit from) income taxes	(24,235)	(49,182)
(Benefit from) income taxes	(17,618)	(23,810)
Net (loss)	$(6,617)	$(25,372)
(Loss) per share
Basic	$(0.08)	$(0.32)
Diluted	$(0.08)	$(0.32)
Weighted-average number of common shares outstanding
Basic	81,004	79,808
Diluted	81,004	79,808

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (in thousands)
	Three Months Ended March 31,
	2021	2020
Net (loss)	$(6,617)	$(25,372)
Other comprehensive income (loss), net of tax
Unrealized gain on available-for-sale securities	1,010	100
Foreign currency translation adjustments	(730)	(514)
Total other comprehensive income (loss), net of tax	280	(414)
Comprehensive (loss)	$(6,337)	$(25,786)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2019	79,599	$796	$140,523	$410,919	$(13,228)	$539,010
Equity component of convertible senior notes, net	—	—	61,604	—	—	61,604
Repurchase of common stock	(87)	(1)	(5,999)	—	—	(6,000)
Issuance of common stock for stock compensation plans	564	6	(23,017)	—	—	(23,011)
Stock-based compensation	—	—	23,199	—	—	23,199
Cash dividends declared ($0.03 per share)	—	—	—	(2,405)	—	(2,405)
Other comprehensive (loss)	—	—	—	—	(414)	(414)
Net (loss)	—	—	—	(25,372)	—	(25,372)
March 31, 2020	80,076	$801	$196,310	$383,142	$(13,642)	$566,611

December 31, 2020	80,890	$809	$204,432	$339,879	$(2,948)	$542,172
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	(61,604)	9,399	—	(52,205)
Repurchase of common stock	(70)	(1)	(9,145)	—	—	(9,146)
Issuance of common stock for stock compensation plans	402	4	(25,513)	—	—	(25,509)
Issuance of common stock under the employee stock purchase plan	24	—	2,288	—	—	2,288
Stock-based compensation	—	—	30,100	—	—	30,100
Cash dividends declared ($0.03 per share)	—	—	—	(2,438)	—	(2,438)
Other comprehensive income	—	—	—	—	280	280
Net (loss)	—	—	—	(6,617)	—	(6,617)
March 31, 2021	81,246	$812	$140,558	$340,223	$(2,668)	$478,925

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Three Months Ended March 31,
	2021	2020
Operating activities
Net (loss)	$(6,617)	$(25,372)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities
Stock-based compensation	30,100	23,175
Loss on capped call transactions	19,117	18,592
Deferred income taxes	(15,068)	(9,231)
Amortization of deferred commissions	11,496	8,497
Amortization of debt discount and issuance costs	673	1,719
Amortization of intangible assets and depreciation	7,006	4,919
Amortization of investments	1,019	—
Foreign currency transaction loss	5,098	5,947
Other non-cash	(556)	2,478
Change in operating assets and liabilities, net	(30,618)	(49,047)
Cash provided by (used in) operating activities	21,650	(18,323)
Investing activities
Purchases of investments	(21,051)	(1,490)
Proceeds from maturities and called investments	40,867	—
Sales of investments	2,450	1,424
Payments for acquisitions, net of cash acquired	(4,993)	—
Investment in property and equipment	(1,784)	(12,496)
Cash provided by (used in) investing activities	15,489	(12,562)
Financing activities
Proceeds from issuance of convertible senior notes	—	600,000
Purchase of capped calls related to convertible senior notes	—	(51,900)
Payment of debt issuance costs	—	(14,527)
Proceeds from employee stock purchase plan	2,288	—
Dividend payments to stockholders	(2,427)	(2,388)
Common stock repurchases	(34,655)	(29,011)
Cash (used in) provided by financing activities	(34,794)	502,174
Effect of exchange rate changes on cash and cash equivalents	(1,536)	(1,510)
Net increase in cash and cash equivalents	809	469,779
Cash and cash equivalents, beginning of period	171,899	68,363
Cash and cash equivalents, end of period	$172,708	$538,142

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. The financial statements should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.
All intercompany transactions and balances were eliminated in consolidation. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2021.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Convertible debt
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard eliminates the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, after adoption, entities will no longer separately present in stockholders’ equity an embedded conversion feature for such debt. Additionally, the debt discount resulting from the separation of the embedded conversion feature will no longer be amortized into income as interest expense over the instrument’s life. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The standard also requires the convertible instruments’ impact on diluted earnings per share (“EPS”) be determined using the if-converted method.
The Company adopted ASU 2020-06 using the modified retrospective approach on January 1, 2021. Upon adoption, the book value of the Company’s Convertible Senior Notes (the “Notes”) increased by $69.5 million to $587.7 million, and retained earnings increased by $9.4 million. The retained earnings adjustment reflects the tax effected difference between the value of the Notes and the embedded conversion feature before adoption and the combined convertible instrument's amortized cost after adoption.
See "Note 8. Debt" for additional information.
NOTE 3. MARKETABLE SECURITIES

	March 31, 2021				December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$13,000	$1	$—	$13,001	$39,996	$—	$(8)	$39,988
Corporate debt	257,003	15	(369)	256,649	253,345	88	(152)	253,281
	$270,003	$16	$(369)	$269,650	$293,341	$88	$(160)	$293,269
As of March 31, 2021, marketable securities’ maturities ranged from April 2021 to January 2024, with a weighted-average remaining maturity of approximately 1.4 years.
NOTE 4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	March 31, 2021	December 31, 2020
Accounts receivable	$159,324	$215,827
Unbilled receivables	228,603	207,155
Long-term unbilled receivables	108,048	113,278
	$495,975	$536,260

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables by expected billing date:

(Dollars in thousands)	March 31, 2021
1 year or less	$228,603	68%
1-2 years	80,688	24%
2-5 years	27,360	8%
	$336,651	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	March 31, 2021
2021	$46,625	14%
2020	163,226	48%
2019	63,600	19%
2018	28,885	9%
2017 and prior	34,315	10%
	$336,651	100%
Major clients
No client represented 10% or more of the Company’s total receivables as of March 31, 2021 or December 31, 2020.
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as completing a related performance obligation.

(in thousands)	March 31, 2021	December 31, 2020
Contract assets (1)	$13,454	$15,296
Long-term contract assets (2)	7,284	7,777
	$20,738	$23,073
(1) Included in other current assets. (2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	March 31, 2021	December 31, 2020
Deferred revenue	$244,170	$232,865
Long-term deferred revenue (1)	7,565	8,991
	$251,735	$241,856
(1) Included in other long-term liabilities.
The change in deferred revenue in the three months ended March 31, 2021 was primarily due to new billings in advance of revenue recognition offset by $107.0 million of revenue recognized that was included in deferred revenue as of December 31, 2020.
NOTE 5. DEFERRED COMMISSIONS

(in thousands)	March 31, 2021	December 31, 2020
Deferred commissions (1)	$103,474	$108,624
(1) Included in other long-term assets.

	Three Months Ended March 31,
(in thousands)	2021	2020
Amortization of deferred commissions (1)	$11,496	$8,497
(1) Included in selling and marketing expense.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. GOODWILL AND OTHER INTANGIBLES
Goodwill
Change in goodwill:

	Three Months Ended March 31,
(in thousands)	2021	2020
January 1,	$79,231	$79,039
Acquisition	2,701	—
Currency translation adjustments	105	(541)
March 31,	$82,037	$78,498
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		March 31, 2021
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,180	$(56,260)	$6,920
Technology	2-10 years	67,142	(57,014)	10,128
Other	1-5 years	5,361	(5,361)	—
		$135,683	$(118,635)	$17,048
(1) Included in other long-term assets.

		December 31, 2020
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,168	$(55,877)	$7,291
Technology	2-10 years	64,843	(56,386)	8,457
Other	1-5 years	5,361	(5,361)	—
		$133,372	$(117,624)	$15,748
(1) Included in other long-term assets.
Amortization of intangible assets:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of revenue	$629	$647
Selling and marketing	373	371
	$1,002	$1,018
Future estimated intangibles assets amortization:

(in thousands)	March 31, 2021
2021	$2,985
2022	3,886
2023	3,618
2024	2,849
2025	2,509
2026 and thereafter	1,201
$17,048

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. LEASES
Corporate headquarters
In February 2021, the Company agreed to accelerate its exit from its Cambridge, Massachusetts headquarters to October 1, 2021, in exchange for a one-time payment from the Company’s landlord of $18 million. Upon modification, the Company reduced its lease liabilities by $21.1 million and accelerated depreciation of property, plant, and equipment related to the corporate headquarters.
Expense

	Three Months Ended March 31,
(in thousands)	2021	2020
Fixed lease costs	$300	$4,818
Short-term lease costs	459	455
Variable lease costs	1,387	1,278
	$2,146	$6,551
Right of use assets and lease liabilities

(in thousands)	March 31, 2021	December 31, 2020
Right of use assets (1)	$44,330	$67,651
Lease liabilities (2)	$14,161	$18,541
Long-term lease liabilities	$36,471	$59,053

(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets. (2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term	5.1 years	4.7 years
Weighted-average discount rate (1)	4.7%	5.4%

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
Maturities of lease liabilities:

(in thousands)	March 31, 2021
1 year or less	$13,216
1-2 years	11,538
2-3 years	10,896
3-4 years	7,571
Greater than 4 years	14,274
Total lease payments	57,495
Less: imputed interest (1)	(6,863)
$50,632
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement, unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for leases	$6,716	$5,520
Right of use assets recognized for new leases and amendments (non-cash)	$714	$551

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. DEBT
Convertible senior notes and capped calls
Convertible senior notes
In February 2020, the Company issued Convertible Senior Notes (the "Notes") with an aggregate principal of $600 million, due March 1, 2025, in a private placement. No principal payments are required before maturity. The Notes accrue interest at an annual rate of 0.75%, payable semi-annually in arrears on March 1 and September 1, beginning on September 1, 2020.
Conversion rights
The conversion rate is 7.4045 shares of common stock per $1,000 principal amount of the Notes, representing an initial conversion price of $135.05 per share of common stock. The Company will settle conversions by paying or delivering cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate. The conversion rate will be adjusted upon certain events, including spin-offs, tender offers, exchange offers, and certain stockholder distributions.
Beginning on September 1, 2024, noteholders may convert their Notes at any time at their election.
Before September 1, 2024, noteholders may convert their Notes in the following circumstances:
•During any calendar quarter commencing after June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter.
•During the five consecutive business days immediately after any five consecutive trading day period (the “Measurement Period”), if the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day.
•Upon certain corporate events or distributions or if the Company calls any Notes for redemption, noteholders may convert before the close of business on the business day immediately before the related redemption date (or, if the Company fails to pay the redemption price in full on the redemption date, until the Company pays the redemption price).
As of March 31, 2021, the Notes were not eligible for conversion at the noteholders’ election.
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
If certain corporate events that constitute a “Fundamental Change” occur, each noteholder will have the right to require the Company to repurchase for cash all of such noteholder’s Notes, or any portion of the principal thereof that is equal to $1,000 or a multiple of $1,000, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. A Fundamental Change relates to mergers, changes in control of the Company, liquidation/dissolution of the Company, or the delisting of the Company’s common stock.
Impact of the Notes
The Company adopted ASU 2020-06 using the modified retrospective approach on January 1, 2021. The standard eliminates the liability and equity separation model for convertible instruments with a cash conversion feature. See "Note 2. New Accounting Pronouncements" for additional information.
Until January 1, 2021, the Notes were separated into liability and equity components.
•The initial carrying amount of the liability component was calculated by measuring a similar debt instrument’s fair value that does not have an associated conversion feature. The excess of the Notes’ principal amount over the initial carrying amount of the liability component, the debt discount, was amortized as interest expense over the Notes’ contractual term.
•The equity component was recorded as an increase to additional paid-in capital and not remeasured.
Upon adoption of ASU 2020-06, the book value of the Company’s Convertible Senior Notes (the “Notes”) increased by $69.5 million to $587.7 million, and retained earnings increased by $9.4 million. The retained earnings adjustment reflects the tax effected difference between the value of the Notes and the embedded conversion feature before adoption and the combined convertible instrument's amortized cost after adoption.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Carrying value of the Notes:

(in thousands)	March 31, 2021	December 31, 2020
Principal	$600,000	$600,000
Unamortized debt discount	—	(71,222)
Unamortized issuance costs	(11,582)	(10,575)
Convertible senior notes, net	$588,418	$518,203

Conversion options	$—	$84,120
Issuance costs	—	(2,037)
Deferred taxes	—	(20,479)
Additional paid-in capital	$—	$61,604

Interest expense related to the Notes:

	Three Months Ended March 31,
(in thousands)	2021	2020
Contractual interest expense (0.75% coupon)	$1,125	$450
Amortization of debt discount	—	1,497
Amortization of issuance costs	673	222
	$1,798	$2,169
Weighted-average effective interest rate	1.2%	4.3%
Future payments of principal and contractual interest:

	March 31, 2021
(in thousands)	Principal	Interest	Total
2021	$—	$2,250	$2,250
2022	—	4,500	4,500
2023	—	4,500	4,500
2024	—	4,500	4,500
2025	600,000	1,488	601,488
	$600,000	$17,238	$617,238
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover approximately 4.4 million shares (representing the number of shares for which the Notes are initially convertible) of the Company’s common stock. The Capped Call Transactions are generally expected to reduce common stock dilution and/or offset any potential cash payments the Company is required to make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The cap price of the Capped Call Transactions is subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including mergers and tender offers.
The Capped Call Transactions are accounted for as derivative instruments and do not qualify for the Company’s own equity scope exception in ASC 815 since, in some cases of early settlement, the settlement value of the Capped Call Transactions, calculated in accordance with the governing documents, may not represent a fair value measurement. The Capped Call Transactions are classified as “other long-term assets” and remeasured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in capped call transactions:

	Three Months Ended March 31,
(in thousands)	2021	2020
January 1,	$83,597	$—
Issuance	—	51,900
Fair value adjustment	(19,117)	(18,592)
March 31,	$64,480	$33,308
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
As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility.
NOTE 9. FAIR VALUE MEASUREMENTS
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
The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. The valuation models use various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield. The Company applies judgment when determining expected volatility. The Company considers both historical and implied volatility levels of the underlying equity security. The Company’s venture investments are recorded at fair value based on valuation methods, including observable public companies and transaction prices and unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds.
Assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,657	$—	$—	$26,657	$42,339	$14,000	$—	$56,339
Marketable securities	$—	$269,650	$—	$269,650	$—	$293,269	$—	$293,269
Capped Call Transactions (1)	$—	$64,480	$—	$64,480	$—	$83,597	$—	$83,597
Venture investments (1) (2)	$—	$—	$9,756	$9,756	$—	$—	$8,345	$8,345
(1) Included in other long-term assets. (2) Investments in privately-held companies.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in venture investments:

	Three Months Ended March 31,
(in thousands)	2021	2020
January 1,	$8,345	$4,871
New investments	500	1,490
Sales of investments	(400)	(1,424)
Changes in foreign exchange rates	(9)	(73)
Changes in fair value:
included in other income	100	1,374
included in other comprehensive income	1,220	100
March 31,	$9,756	$6,338
The carrying value of certain other financial instruments, including receivables and accounts payable, approximates fair value due to these items’ relatively short maturity.
Fair value of the Notes
The Notes’ fair value (inclusive of the conversion feature embedded in the Notes) was $665.9 million as of March 31, 2021. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy. See "Note 8. Debt" for additional information.
NOTE 10. REVENUE
Geographic revenue

	Three Months Ended March 31,
(Dollars in thousands)	2021		2020
U.S.	$194,568	62%	$172,417	65%
Other Americas	11,901	4%	15,342	6%
United Kingdom (“U.K.”)	28,212	9%	21,837	8%
Europe (excluding U.K.), Middle East, and Africa	51,659	16%	31,938	12%
Asia-Pacific	27,159	9%	24,057	9%
	$313,499	100%	$265,591	100%
Revenue streams

	Three Months Ended March 31,
(in thousands)	2021	2020
Perpetual license	$5,452	$3,659
Term license	111,509	90,257
Revenue recognized at a point in time	116,961	93,916
Maintenance	75,561	73,695
Pega Cloud	67,858	43,466
Consulting	53,119	54,514
Revenue recognized over time	196,538	171,675
	$313,499	$265,591

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands)	Three Months Ended March 31,
	2021	2020
Pega Cloud	$67,858	$43,466
Maintenance	75,561	73,695
Term license	111,509	90,257
Subscription (1)	254,928	207,418
Perpetual license	5,452	3,659
Consulting	53,119	54,514
	$313,499	$265,591
(1) Reflects client arrangements subject to renewal (Pega Cloud, maintenance, and term license).
Remaining performance obligations ("Backlog")
Expected future revenue on existing non-cancellable contracts:

	March 31, 2021
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Pega Cloud	Consulting	Total
1 year or less	$9,649	$41,025	$220,100	$252,104	$21,068	$543,946	55%
1-2 years	629	9,874	52,366	187,456	914	251,239	26%
2-3 years	—	7,055	33,337	91,861	1,756	134,009	14%
Greater than 3 years	—	377	16,834	32,895	510	50,616	5%
	$10,278	$58,331	$322,637	$564,316	$24,248	$979,810	100%

	March 31, 2020
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Pega Cloud	Consulting	Total
1 year or less	$3,995	$30,962	$205,083	$174,277	$18,945	$433,262	58%
1-2 years	2,168	5,088	34,633	125,473	1,215	168,577	22%
2-3 years	—	6,504	19,411	81,187	107	107,209	14%
Greater than 3 years	—	635	10,596	33,537	10	44,778	6%
	$6,163	$43,189	$269,723	$414,474	$20,277	$753,826	100%

NOTE 11. STOCK-BASED COMPENSATION
Expense

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of revenue	$5,925	$5,152
Selling and marketing	13,720	9,718
Research and development	6,770	5,496
General and administrative	3,685	2,809
	$30,100	$23,175
Income tax benefit	$(5,991)	$(4,582)
As of March 31, 2021, the Company had $183.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.3 years.
Grants

	Three Months Ended March 31, 2021
(in thousands)	Shares	Total Fair Value
RSUs	684	$89,291
Non-qualified stock options	1,248	$47,380

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. INCOME TAXES
Effective income tax rate

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
(Benefit from) income taxes	$(17,618)	$(23,810)
Effective income tax benefit rate	73%	48%
The increase in the Company’s effective income tax benefit rate was primarily due to excess tax benefits from stock-based compensation and fair value adjustments for the capped call transactions, which were proportionally larger on a lower loss before income taxes.
NOTE 13. (LOSS) PER SHARE
Basic (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.
Calculation of (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net (loss)	$(6,617)	$(25,372)
Weighted-average common shares outstanding	81,004	79,808
(Loss) per share, basic	$(0.08)	$(0.32)

Net (loss)	$(6,617)	$(25,372)
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	81,004	79,808
(Loss) per share, diluted	$(0.08)	$(0.32)

Outstanding anti-dilutive stock options and RSUs (4)	6,465	5,948
(1) In periods of loss, all dilutive securities are excluded as their inclusion would be anti-dilutive.
(2) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue an additional 4.4 million shares.
(3) The Company’s Capped Call Transactions cover approximately 4.4 million shares of the Company’s common stock (representing the number of shares for which the Notes are initially convertible). The Capped Call Transactions are generally expected to reduce common stock dilution and/or offset any potential cash payments the Company is required to make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded in all periods as their effect would be anti-dilutive.
(4) Outstanding stock options and RSUs that were anti-dilutive under the treasury stock method in the period were excluded from the computation of diluted (loss) per share. These awards may be dilutive in the future.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
Words such as expects, anticipates, intends, plans, believes, will, could, should, estimates, may, targets, strategies, projects, forecasts, guidance, likely, and usually, or variations of such words and other similar expressions identify forward-looking statements, which are based on current expectations and assumptions.
Forward-looking statements deal with future events and are subject to risks and uncertainties that are difficult to predict, including, but not limited to:
•our future financial performance and business plans;
•the adequacy of our liquidity and capital resources;
•the continued payment of our quarterly dividends;
•the timing of revenue recognition;
•management of our transition to a more subscription-based business model;
•variation in demand for our products and services, including among clients in the public sector;
•the impact of actual or threatened public health emergencies, such as the Coronavirus (“COVID-19”);
•reliance on third-party service providers;
•compliance with our debt obligations and covenants;
•the potential impact of our convertible senior notes and Capped Call Transactions;
•reliance on key personnel;
•the relocation of our corporate headquarters;
•the continued uncertainties in the global economy;
•foreign currency exchange rates;
•the potential legal and financial liabilities and reputation damage due to cyber-attacks;
•security breaches and security flaws;
•our ability to protect our intellectual property rights and costs associated with defending such rights;
•our client retention rate;
•management of our growth.
These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”). Except as required by applicable law, we do not undertake and expressly disclaim any obligation to update or revise these forward-looking statements publicly, whether as the result of new information, future events, or otherwise.
The forward-looking statements contained in this Quarterly Report represent our views as of April 28, 2021.
BUSINESS OVERVIEW
We develop, market, license, host, and support enterprise software applications that help organizations simplify business complexity. Our intelligent technology and scalable architecture enables the world’s leading brands and government agencies to solve problems quickly and transform for tomorrow. Our clients are able to make better decisions and get work done using real-time artificial intelligence (“AI”) and intelligent automation on applications built on the low-code, cloud-native Pega Platform™, enabling our clients to streamline service, increase customer lifetime value, and boost efficiency. Our consulting and client success teams, along with our world-class partners, leverage our Pega Express™ methodology and low code to allow clients to design and deploy critical applications quickly and collaboratively.
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

Cloud Transition
We are in the process of transitioning our business to sell software primarily through subscription arrangements, particularly Pega Cloud. Until we substantially complete our Cloud Transition, which we anticipate will occur in late 2022 or early 2023, we may experience lower revenue growth and lower operating cash flow growth or negative cash flow. Operating performance and the actual mix of revenue and new arrangements in a given period can fluctuate based on client preferences for our perpetual and subscription offerings. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
Coronavirus (“COVID-19”)
As of March 31, 2021, COVID-19 has not had a material impact on our results of operations or financial condition. See “Coronavirus (“COVID-19”)” in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
Performance metrics
We utilize performance metrics to analyze and assess our overall performance, make operating decisions, and forecast and plan for future periods, including:
Annual contract value (“ACV”) | Increased 20% since March 31, 2020
•ACV, as reported, represents the annualized value of our active contracts as of the measurement date. The contract's total value is divided by its duration in years to calculate ACV for term license and Pega Cloud contracts. Maintenance revenue for the quarter then ended is multiplied by four to calculate ACV for maintenance. Client Cloud ACV is composed of maintenance ACV and term license ACV. ACV is a performance measure that we believe provides useful information to our management and investors, particularly during our Cloud Transition. Reported amounts have not been adjusted for changes in foreign exchange rates. Foreign currency exchange rate changes contributed 3% to total ACV growth in 2021.

Remaining performance obligations (“Backlog”) | Increased 30% since March 31, 2020
•Backlog represents expected future revenue on existing non-cancellable contracts.
Year to date Pega Cloud revenue | Increased 56% since the three months ended March 31, 2020
•Pega Cloud revenue is revenue under U.S. GAAP for cloud contracts.

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared following accounting principles generally accepted in the United States and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future given the available information.
For more information regarding our critical accounting policies, we encourage you to read the discussion in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2020:

•“Critical Accounting Estimates and Significant Judgments” in Item 7; and
•Note 2. “Significant Accounting Policies” in Item 8.
There have been no significant changes other than those disclosed in “Note 2. New Accounting Pronouncements” in Item 1 of this Quarterly Report on Form 10-Q to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
RESULTS OF OPERATIONS
Revenue
Cloud Transition
We are in the process of transitioning our business to sell software primarily through subscription arrangements, particularly Pega Cloud. Revenue growth has been slower because of this transition. Revenue from Pega Cloud and maintenance arrangements is typically recognized over the contract term. In contrast, revenue from license sales is recognized when the license rights become effective, typically upfront.

(Dollars in thousands)	Three Months Ended March 31,				Change
	2021		2020
Pega Cloud	$67,858	22%	$43,466	16%	$24,392	56%
Maintenance	75,561	23%	73,695	28%	1,866	3%
Term license	111,509	36%	90,257	34%	21,252	24%
Subscription (1)	254,928	81%	207,418	78%	47,510	23%
Perpetual license	5,452	2%	3,659	1%	1,793	49%
Consulting	53,119	17%	54,514	21%	(1,395)	(3)%
	$313,499	100%	$265,591	100%	$47,908	18%
(1) Reflects client arrangements subject to renewal (Pega Cloud, maintenance, and term license).
The total revenue change in the three months ended March 31, 2021 generally reflects our Cloud Transition. Other factors impacting our revenue include:
•An increasing portion of our term license contracts include multi-year committed maintenance periods instead of annually renewable maintenance periods. Under multi-year committed maintenance arrangements, a larger portion of the total contract value is recognized as maintenance revenue over the contract term rather than as term license revenue upon the effectiveness of the license rights. In the three months ended March 31, 2021, multi-year committed maintenance contributed $3.4 million to maintenance revenue growth and reduced term revenue growth by $5.5 million.
•Maintenance renewal rates of higher than 90%.
•The decrease in consulting revenue in the three months ended March 31, 2021 was primarily due to a decrease in billable travel expenses as a result of COVID-19. As part of our long-term strategy, we intend to continue growing and leveraging our ecosystem of partners on implementation projects, potentially reducing our future consulting revenue growth.
Gross profit

	Three Months Ended March 31,				Change
(Dollars in thousands)	2021		2020
Software license	$116,311	99%	$93,232	99%	$23,079	25%
Maintenance	69,775	92%	68,119	92%	1,656	2%
Pega Cloud	45,301	67%	25,933	60%	19,368	75%
Consulting	(335)	(1)%	(1,221)	(2)%	886	73%
	$231,052	74%	$186,063	70%	$44,989	24%
•The changes in gross profit in the three months ended March 31, 2021 were primarily due to our Cloud Transition, revenue growth, and cost-efficiency gains as Pega Cloud grows and scales.
•The increase in consulting gross profit in the three months ended March 31, 2021 was primarily due to an increase in consultant utilization. Consultant utilization is impacted by several factors, including the timing and scope of new implementation projects and the extent of our involvement compared to our consulting partners and enabled clients.

Operating expenses

(Dollars in thousands)	Three Months Ended March 31,				Change
	2021		2020
		% of Revenue		% of Revenue
Selling and marketing	$148,739	47%	$136,024	51%	$12,715	9%
Research and development	$62,442	20%	$58,727	22%	$3,715	6%
General and administrative	$18,270	6%	$15,630	6%	$2,640	17%
•The increase in selling and marketing in the three months ended March 31, 2021 was primarily due to an increase in compensation and benefits of $25.4 million, attributable to increases in headcount and equity compensation, partially offset by decreases in travel and entertainment of $6.0 million and sales and marketing events of $7.9 million due to COVID-19. The increase in headcount reflect our efforts to increase our sales capacity to deepen relationships with existing clients and target new accounts.
•The increase in research and development in the three months ended March 31, 2021 was primarily due to an increase in compensation and benefits of $4.6 million, attributable to increases in headcount and equity compensation.
•The increase in general and administrative in the three months ended March 31, 2021 was primarily due to an increase in compensation and benefits of $1.1 million, attributable to increases in headcount and equity compensation, and an increase in professional services fees of $1.6 million.
•In February 2021, we agreed to accelerate our exit from our Cambridge, Massachusetts headquarters to October 1, 2021, in exchange for a one-time payment from our landlord of $18 million. This agreement was the primary contributor to a decrease in facilities expense of $2.1 million in selling and marketing, $1.7 million in research and development, and $0.3 million in general and administrative in the three months ended March 31, 2021.
Other income (expense), net

(Dollars in thousands)	Three Months Ended March 31,		Change
	2021	2020
Foreign currency transaction (loss)	$(5,098)	$(5,947)	$849	14%
Interest income	153	607	(454)	(75)%
Interest expense	(1,880)	(2,306)	426	18%
(Loss) on capped call transactions	(19,117)	(18,592)	(525)	(3)%
Other income, net	106	1,374	(1,268)	(92)%
	$(25,836)	$(24,864)	$(972)	(4)%
•The change in foreign currency transaction (loss) in the three months ended March 31, 2021 was primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency-denominated cash, receivables, and intercompany balances held by our subsidiary in the United Kingdom.
•The decrease in interest income in the three months ended March 31, 2021 was primarily due to a decrease in market interest rates.
•The decrease in interest expense in the three months ended March 31, 2021 was primarily due to our adoption of ASU 2020-06 on January 1, 2021. See "Note 2. New Accounting Pronouncements" in Item 1 of this Quarterly Report for additional information.
Interest expense related to the Notes:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020
Contractual interest expense (0.75% coupon)	$1,125	$450	$675
Amortization of debt discount	—	1,497	(1,497)
Amortization of issuance costs	673	222	451
	$1,798	$2,169	$(371)
•The increase in the (loss) on capped call transactions in the three months ended March 31, 2021 was due to fair value adjustments.
•The decrease in other income, net in the three months ended March 31, 2021 was due to an increase in the value of our venture investments portfolio in the three months ended March 31, 2020.

(Benefit from) income taxes

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
(Benefit from) income taxes	$(17,618)	$(23,810)
Effective income tax benefit rate	73%	48%
During the three months ended March 31, 2021, the increase in our effective income tax benefit rate was primarily due to excess tax benefits from stock-based compensation and fair value adjustments for the capped call transactions, which were proportionally larger on a lower loss before income taxes.
Stock-based compensation increases the variability of our effective tax rates. The impact of stock-based compensation on a given period depends on our profitability, the attributes of our stock compensation awards we grant, and award holders' exercise behavior.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$21,650	$(18,323)
Investing activities	15,489	(12,562)
Financing activities	(34,794)	502,174
Effect of exchange rates on cash and cash equivalents	(1,536)	(1,510)
Net increase in cash and cash equivalents	$809	$469,779

(in thousands)	March 31, 2021	December 31, 2020
Held by U.S. entities	$342,016	$399,138
Held by foreign entities	100,342	66,030
Total cash, cash equivalents, and marketable securities	$442,358	$465,168
We believe that our current cash, cash flow from operations, and borrowing capacity will be sufficient to fund our operations, stock repurchases, and quarterly cash dividends for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments required to support our operations. If we require additional capital resources to grow our business, we may seek to finance our operations from available funds or additional external financing.
If it became necessary to repatriate foreign funds, we may be required to pay U.S. and foreign taxes upon repatriation. Due to the complexity of income tax laws and regulations, it is impracticable to estimate the amount of taxes we would have to pay.
Operating activities
We are in the process of transitioning our business to sell software primarily through subscription arrangements, particularly Pega Cloud. This transition has and is expected to continue to impact our billings and timing of cash collections. Pega Cloud, term license, and maintenance arrangements are generally billed and collected over the contract term, while perpetual license arrangements are generally billed and collected upfront when the license rights become effective. As client preferences shift in favor of Pega Cloud arrangements, we could experience slower operating cash flow growth, or negative cash flow, in the near term.
The change in cash provided by (used in) operating activities in the three months ended March 31, 2021 was primarily due to a significant increase in client collections. In February 2021, we agreed to accelerate our exit from our Cambridge, Massachusetts headquarters to October 1, 2021, in exchange for a one-time payment from our landlord of $18 million, which is expected to be paid in the last quarter of 2021. The accelerated exit from this lease reduced our future lease liabilities by $21.1 million.
Investing activities
The change in cash provided by (used in) investing activities in the three months ended March 31, 2021 was primarily driven by investments in financial instruments, an acquisition, and a decrease in office space related capital expenditures.
Financing activities
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes due March 1, 2025.
In November 2019, and as amended as of February 2020, July 2020, and September 2020, we entered into a five-year $100 million senior secured revolving credit agreement with PNC Bank, National Association. As of March 31, 2021, we had no outstanding borrowings under the Credit Facility. See "Note 8. Debt" in Item 1 of this Quarterly Report for additional information.

Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Three Months Ended March 31, 2021
December 31, 2020	$37,726
Repurchases (1)	(9,146)
March 31, 2021	$28,580
(1) Purchases under this program have been made on the open market.
Common stock repurchases

	Three Months Ended March 31,
	2021		2020
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	197	$25,509	257	$23,011
Stock repurchase program	70	9,146	87	6,000
	267	$34,655	344	$29,011

During the three months ended March 31, 2021 and 2020, instead of receiving cash from the equity holders, we withheld shares with a value of $10.1 million and $15.3 million, respectively, for the exercise price of options. These amounts have been excluded from the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program at any time without prior notice.

	Three Months Ended March 31,
(in thousands)	2021	2020
Dividend payments to stockholders	$2,427	$2,388

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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in:

	Three Months Ended March 31,
	2021	2020
(Decrease) increase in revenue	(4)%	(3)%
(Decrease) increase in net income	20%	(14)%
Remeasurement risk
We experience fluctuations in transaction gains and losses from the remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the entities in which they are recorded.
We are primarily exposed to changes in foreign currency exchange rates associated with the Australian dollar, Euro, and U.S. dollar-denominated cash and cash equivalents, receivables, and intercompany receivables and payables held by our U.K. subsidiary, a British pound functional entity.
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Three Months Ended March 31,
(in thousands)	2021	2020
Foreign currency gain (loss)	$(7,522)	$7,190

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2021. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1A.     RISK FACTORS
We encourage you to consider carefully the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission. These risk factors could materially affect our business, financial condition, and future results, and may cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities
Common stock repurchased in the three months ended March 31, 2021:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
January 1, 2021 - January 31, 2021	29	$134.92	21	$34,877
February 1, 2021 - February 28, 2021	81	140.75	20	$32,028
March 1, 2021 - March 31, 2021	234	125.62	29	$28,580
	344	$129.95	70
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

Pegasystems Inc.

Dated:	April 28, 2021	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)