Form 10-Q
period 2021-06-30
PEGASYSTEMS INC
filed 2021-07-28
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 81,455,672 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on July 19, 2021.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$139,878	$171,899
Marketable securities	271,459	293,269
Total cash, cash equivalents, and marketable securities	411,337	465,168
Accounts receivable	166,226	215,827
Unbilled receivables	236,451	207,155
Other current assets	96,215	88,760
Total current assets	910,229	976,910
Unbilled receivables	144,065	113,278
Goodwill	82,173	79,231
Other long-term assets	466,103	434,843
Total assets	$1,602,570	$1,604,262
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,931	$24,028
Accrued expenses	64,093	59,261
Accrued compensation and related expenses	84,900	123,012
Deferred revenue	242,194	232,865
Other current liabilities	16,126	20,969
Total current liabilities	430,244	460,135
Convertible senior notes, net	589,092	518,203
Operating lease liabilities	42,063	59,053
Other long-term liabilities	18,703	24,699
Total liabilities	1,080,102	1,062,090
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 81,456 and 80,890 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	815	809
Additional paid-in capital	147,670	204,432
Retained earnings	375,069	339,879
Accumulated other comprehensive (loss)	(1,086)	(2,948)
Total stockholders’ equity	522,468	542,172
Total liabilities and stockholders’ equity	$1,602,570	$1,604,262

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Software license	$116,892	$53,323	$233,853	$147,239
Maintenance	78,782	72,222	154,343	145,917
Pega Cloud	73,293	48,838	141,151	92,304
Consulting	56,735	52,992	109,854	107,506
Total revenue	325,702	227,375	639,201	492,966
Cost of revenue
Software license	656	979	1,306	1,663
Maintenance	4,995	5,591	10,781	11,167
Pega Cloud	24,051	18,988	46,608	36,521
Consulting	54,829	51,133	108,283	106,868
Total cost of revenue	84,531	76,691	166,978	156,219
Gross profit	241,171	150,684	472,223	336,747
Operating expenses
Selling and marketing	156,423	127,607	305,162	263,631
Research and development	64,395	58,869	126,837	117,596
General and administrative	19,161	15,655	37,431	31,285
Total operating expenses	239,979	202,131	469,430	412,512
Income (loss) from operations	1,192	(51,447)	2,793	(75,765)
Foreign currency transaction (loss) gain	(403)	4,256	(5,501)	(1,691)
Interest income	236	242	389	849
Interest expense	(1,959)	(5,529)	(3,839)	(7,835)
Gain on capped call transactions	26,309	19,419	7,192	827
Other income, net	—	—	106	1,374
Income (loss) before (benefit from) income taxes	25,375	(33,059)	1,140	(82,241)
(Benefit from) income taxes	(11,916)	(12,319)	(29,534)	(36,129)
Net income (loss)	$37,291	$(20,740)	$30,674	$(46,112)
Earnings (loss) per share
Basic	$0.46	$(0.26)	$0.38	$(0.58)
Diluted	$0.43	$(0.26)	$0.36	$(0.58)
Weighted-average number of common shares outstanding
Basic	81,316	80,224	81,161	80,016
Diluted	90,320	80,224	86,006	80,016

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$37,291	$(20,740)	$30,674	$(46,112)
Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities	121	—	1,131	100
Foreign currency translation adjustments	1,461	2,028	731	1,514
Total other comprehensive income, net of tax	$1,582	$2,028	$1,862	$1,614
Comprehensive income (loss)	$38,873	$(18,712)	$32,536	$(44,498)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2019	79,599	$796	$140,523	$410,919	$(13,228)	$539,010
Equity component of convertible senior notes, net	—	—	61,604	—	—	61,604
Repurchase of common stock	(87)	(1)	(5,999)	—	—	(6,000)
Issuance of common stock for stock compensation plans	564	6	(23,017)	—	—	(23,011)
Stock-based compensation	—	—	23,199	—	—	23,199
Cash dividends declared ($0.03 per share)	—	—	—	(2,405)	—	(2,405)
Other comprehensive (loss)	—	—	—	—	(414)	(414)
Net (loss)	—	—	—	(25,372)	—	(25,372)
March 31, 2020	80,076	$801	$196,310	$383,142	$(13,642)	$566,611
Repurchase of common stock	(23)	—	(2,199)	—	—	(2,199)
Issuance of common stock for stock compensation plans	349	3	(14,085)	—	—	(14,082)
Issuance of common stock under the employee stock purchase plan	18	—	1,403	—	—	1,403
Stock-based compensation	—	—	25,674	—	—	25,674
Cash dividends declared ($0.03 per share)	—	—	—	(2,413)	—	(2,413)
Other comprehensive income	—	—	—	—	2,028	2,028
Net (loss)	—	—	—	(20,740)	—	(20,740)
June 30, 2020	80,420	$804	$207,103	$359,989	$(11,614)	$556,282

December 31, 2020	80,890	$809	$204,432	$339,879	$(2,948)	$542,172
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	(61,604)	9,399	—	(52,205)
Repurchase of common stock	(70)	(1)	(9,145)	—	—	(9,146)
Issuance of common stock for stock compensation plans	402	4	(25,513)	—	—	(25,509)
Issuance of common stock under the employee stock purchase plan	24	—	2,288	—	—	2,288
Stock-based compensation	—	—	30,100	—	—	30,100
Cash dividends declared ($0.03 per share)	—	—	—	(2,438)	—	(2,438)
Other comprehensive income	—	—	—	—	280	280
Net (loss)	—	—	—	(6,617)	—	(6,617)
March 31, 2021	81,246	$812	$140,558	$340,223	$(2,668)	$478,925
Repurchase of common stock	(81)	(1)	(10,245)	—	—	(10,246)
Issuance of common stock for stock compensation plans	267	3	(16,199)	—	—	(16,196)
Issuance of common stock under the employee stock purchase plan	24	1	2,858	—	—	2,859
Stock-based compensation	—	—	30,698	—	—	30,698
Cash dividends declared ($0.03 per share)	—	—	—	(2,445)	—	(2,445)
Other comprehensive income	—	—	—	—	1,582	1,582
Net income	—	—	—	37,291	—	37,291
June 30, 2021	81,456	$815	$147,670	$375,069	$(1,086)	$522,468

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$30,674	$(46,112)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Stock-based compensation	60,788	48,831
(Gain) on capped call transactions	(7,192)	(827)
Deferred income taxes	(28,232)	(18,399)
Amortization of deferred commissions	21,202	16,061
Amortization of debt discount and issuance costs	1,348	6,033
Amortization of intangible assets and depreciation	15,504	10,134
Amortization of investments	1,988	—
Foreign currency transaction loss	5,501	1,691
Other non-cash	(4,869)	6,445
Change in operating assets and liabilities, net	(77,302)	(45,056)
Cash provided by (used in) operating activities	19,410	(21,199)
Investing activities
Purchases of investments	(51,601)	(1,769)
Proceeds from maturities and called investments	68,798	—
Sales of investments	2,450	1,424
Payments for acquisitions, net of cash acquired	(4,993)	—
Investment in property and equipment	(4,161)	(19,059)
Cash provided by (used in) investing activities	10,493	(19,404)
Financing activities
Proceeds from issuance of convertible senior notes	—	600,000
Purchase of capped calls related to convertible senior notes	—	(51,900)
Payment of debt issuance costs	—	(14,527)
Proceeds from employee stock purchase plan	5,146	1,403
Dividend payments to stockholders	(4,865)	(4,793)
Common stock repurchases	(60,998)	(44,890)
Cash (used in) provided by financing activities	(60,717)	485,293
Effect of exchange rate changes on cash and cash equivalents	(1,207)	(942)
Net (decrease) increase in cash and cash equivalents	(32,021)	443,748
Cash and cash equivalents, beginning of period	171,899	68,363
Cash and cash equivalents, end of period	$139,878	$512,111

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
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
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Convertible debt
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard eliminates the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, after adoption, entities will no longer separately present in stockholders’ equity an embedded conversion feature for such debt. Additionally, the debt discount resulting from separating the embedded conversion feature will no longer be amortized into income as interest expense over the instrument’s life. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, “Derivatives and Hedging”, or (2) a convertible debt instrument was issued at a substantial premium. The standard also requires the convertible instruments’ impact on diluted earnings per share (“EPS”) be determined using the if-converted method.
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
See "Note 8. Debt" for additional information.
NOTE 3. MARKETABLE SECURITIES

	June 30, 2021				December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$2,000	$—	$—	$2,000	$39,996	$—	$(8)	$39,988
Corporate debt	269,649	20	(210)	269,459	253,345	88	(152)	253,281
	$271,649	$20	$(210)	$271,459	$293,341	$88	$(160)	$293,269
As of June 30, 2021, marketable securities’ maturities ranged from July 2021 to May 2024, with a weighted-average remaining maturity of approximately 1.3 years.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	June 30, 2021	December 31, 2020
Accounts receivable	$166,226	$215,827
Unbilled receivables	236,451	207,155
Long-term unbilled receivables	144,065	113,278
	$546,742	$536,260
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables by expected billing date:

(Dollars in thousands)	June 30, 2021
1 year or less	$236,451	62%
1-2 years	88,350	23%
2-5 years	55,715	15%
	$380,516	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	June 30, 2021
2021	$140,395	37%
2020	131,618	34%
2019	55,282	15%
2018	26,688	7%
2017 and prior	26,533	7%
	$380,516	100%
Major clients
Clients accounting for 10% or more of the Company’s total receivables:

	June 30, 2021	December 31, 2020
Client A	13%	*
* Client accounted for less than 10% of total receivables.
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as completing a related performance obligation.

(in thousands)	June 30, 2021	December 31, 2020
Contract assets (1)	$14,031	$15,296
Long-term contract assets (2)	10,097	7,777
	$24,128	$23,073
(1) Included in other current assets. (2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	June 30, 2021	December 31, 2020
Deferred revenue	$242,194	$232,865
Long-term deferred revenue (1)	6,041	8,991
	$248,235	$241,856
(1) Included in other long-term liabilities.
The change in deferred revenue in the six months ended June 30, 2021 was primarily due to new billings in advance of revenue recognition, offset by $172.1 million of revenue recognized that was included in deferred revenue as of December 31, 2020.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. DEFERRED COMMISSIONS

(in thousands)	June 30, 2021	December 31, 2020
Deferred commissions (1)	$109,803	$108,624
(1) Included in other long-term assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Amortization of deferred commissions (1)	$9,706	$7,564	$21,202	$16,061
(1) Included in selling and marketing expense.
NOTE 6. GOODWILL AND OTHER INTANGIBLES
Goodwill
Change in goodwill:

	Six Months Ended June 30,
(in thousands)	2021	2020
January 1,	$79,231	$79,039
Acquisition	2,701	—
Currency translation adjustments	241	(364)
June 30,	$82,173	$78,675
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		June 30, 2021
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,186	$(56,638)	$6,548
Technology	2-10 years	67,142	(57,644)	9,498
Other	1-5 years	5,361	(5,361)	—
		$135,689	$(119,643)	$16,046
(1) Included in other long-term assets.

		December 31, 2020
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,168	$(55,877)	$7,291
Technology	2-10 years	64,843	(56,386)	8,457
Other	1-5 years	5,361	(5,361)	—
		$133,372	$(117,624)	$15,748
(1) Included in other long-term assets.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$629	$647	$1,258	$1,294
Selling and marketing	373	370	746	740
	$1,002	$1,017	$2,004	$2,034
Future estimated intangibles assets amortization:

(in thousands)	June 30, 2021
2021	$1,983
2022	3,886
2023	3,618
2024	2,849
2025	2,509
2026 and thereafter	1,201
$16,046

NOTE 7. LEASES
Headquarters lease
In February 2021, the Company agreed to accelerate its exit from its Cambridge, Massachusetts headquarters to October 1, 2021, in exchange for a one-time payment from the Company’s landlord of $18 million, which is being amortized over the remaining lease term. Upon modification, the Company reduced its lease liabilities by $21.1 million and accelerated depreciation related to its corporate headquarters.
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Fixed lease costs (1)	$(3,972)	$4,943	$(3,672)	$9,761
Short-term lease costs	515	371	974	826
Variable lease costs	1,340	969	2,727	2,247
	$(2,117)	$6,283	$29	$12,834
(1) The decrease in fixed lease costs in three and six months ended June 30, 2021 was due to the modification of the Headquarters Lease.
Right of use assets and lease liabilities

(in thousands)	June 30, 2021	December 31, 2020
Right of use assets (1)	$51,058	$67,651
Lease liabilities (2)	$13,682	$18,541
Long-term lease liabilities	$42,063	$59,053

(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets.
(2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term	4.9 years	4.7 years
Weighted-average discount rate (1)	4.6%	5.4%

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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities of lease liabilities:

(in thousands)	June 30, 2021
Remainder of 2021	$8,783
2022	13,888
2023	13,300
2024	10,021
2025	6,913
2026	2,653
Thereafter	7,170
Total lease payments	62,728
Less: imputed interest (1)	(6,983)
$55,745
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement, unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for leases	$11,605	$10,945
Right of use assets recognized for new leases and amendments (non-cash)	$10,160	$10,077
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
As of June 30, 2021, the Notes were not eligible for conversion at the noteholders’ election.
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
Upon adoption of ASU 2020-06, the book value of the Notes increased by $69.5 million to $587.7 million, and retained earnings increased by $9.4 million. The retained earnings adjustment reflects the tax effected difference between the value of the Notes and the embedded conversion feature before adoption and the combined convertible instrument's amortized cost after adoption.
Carrying value of the Notes:

(in thousands)	June 30, 2021	December 31, 2020
Principal	$600,000	$600,000
Unamortized debt discount	—	(71,222)
Unamortized issuance costs	(10,908)	(10,575)
Convertible senior notes, net	$589,092	$518,203

Conversion options	$—	$84,120
Issuance costs	—	(2,037)
Deferred taxes	—	(20,479)
Additional paid-in capital	$—	$61,604

Interest expense related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Contractual interest expense (0.75% coupon)	$1,125	$1,125	$2,250	$1,575
Amortization of debt discount	—	3,757	—	5,253
Amortization of issuance costs	675	558	1,348	780
	$1,800	$5,440	$3,598	$7,608

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective interest rate for the Notes:

	Six Months Ended June 30,
	2021	2020
Weighted-average effective interest rate	1.2%	4.3%
Future payments of principal and contractual interest:

	June 30, 2021
(in thousands)	Principal	Interest	Total
2021	$—	$2,250	$2,250
2022	—	4,500	4,500
2023	—	4,500	4,500
2024	—	4,500	4,500
2025	600,000	1,488	601,488
	$600,000	$17,238	$617,238
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover approximately 4.4 million shares (representing the number of shares for which the Notes are initially convertible) of the Company’s common stock. The Capped Call Transactions are generally expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The cap price of the Capped Call Transactions is subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including mergers and tender offers.
The Capped Call Transactions are accounted for as derivative instruments and do not qualify for the Company’s own equity scope exception in ASC 815 since, in some cases of early settlement, the settlement value of the Capped Call Transactions, calculated in accordance with the governing documents, may not represent a fair value measurement. The Capped Call Transactions are classified as other long-term assets and remeasured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
Change in capped call transactions:

	Six Months Ended June 30,
(in thousands)	2021	2020
January 1,	$83,597	$—
Issuance	—	51,900
Fair value adjustment	7,192	827
June 30,	$90,789	$52,727
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
The Company is also required to comply with financial covenants, including:
•Beginning with the fiscal quarter ended September 30, 2020 and ending with the fiscal quarter ended December 31, 2021, at least $200 million in cash and investments held by Pegasystems Inc.
•Beginning with the quarter ended March 31, 2022, a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up in the event of certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0.
As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,650	$—	$—	$4,650	$42,339	$14,000	$—	$56,339
Marketable securities	$—	$271,459	$—	$271,459	$—	$293,269	$—	$293,269
Capped Call Transactions (1)	$—	$90,789	$—	$90,789	$—	$83,597	$—	$83,597
Venture investments (1) (2)	$—	$—	$9,779	$9,779	$—	$—	$8,345	$8,345
(1) Included in other long-term assets. (2) Investments in privately-held companies.
Changes in venture investments:

	Six Months Ended June 30,
(in thousands)	2021	2020
January 1,	$8,345	$4,871
New investments	500	1,769
Sales of investments	(400)	(1,424)
Changes in foreign exchange rates	14	(50)
Changes in fair value:
included in other income	100	1,374
included in other comprehensive income	1,220	100
June 30,	$9,779	$6,640
The carrying value of certain other financial instruments, including receivables and accounts payable, approximates fair value due to these items’ relatively short maturity.
Fair value of the Notes
The Notes’ fair value (inclusive of the conversion feature embedded in the Notes) was $726.2 million as of June 30, 2021 and $706.5 million as of December 31, 2020. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy. See "Note 8. Debt" for additional information.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10. REVENUE
Geographic revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021		2020		2021		2020
U.S.	$189,297	58%	$142,811	63%	$383,865	60%	$315,228	63%
Other Americas	14,058	4%	8,930	4%	25,959	4%	24,272	5%
United Kingdom (“U.K.”)	32,553	10%	21,259	9%	60,765	10%	43,096	9%
Europe (excluding U.K.), Middle East, and Africa	45,798	14%	34,878	15%	97,457	15%	66,816	14%
Asia-Pacific	43,996	14%	19,497	9%	71,155	11%	43,554	9%
	$325,702	100%	$227,375	100%	$639,201	100%	$492,966	100%
Revenue streams

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Perpetual license	$12,596	$9,057	$18,048	$12,716
Term license	104,296	44,266	215,805	134,523
Revenue recognized at a point in time	116,892	53,323	233,853	147,239
Maintenance	78,782	72,222	154,343	145,917
Pega Cloud	73,293	48,838	141,151	92,304
Consulting	56,735	52,992	109,854	107,506
Revenue recognized over time	208,810	174,052	405,348	345,727
	$325,702	$227,375	$639,201	$492,966

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pega Cloud	$73,293	$48,838	$141,151	$92,304
Client Cloud	$183,078	$116,488	$370,148	$280,440
Maintenance	78,782	72,222	154,343	145,917
Term license	104,296	44,266	215,805	134,523
Subscription (1)	256,371	165,326	511,299	372,744
Perpetual license	12,596	9,057	18,048	12,716
Consulting	56,735	52,992	109,854	107,506
	$325,702	$227,375	$639,201	$492,966
(1) Reflects client arrangements subject to renewal (Pega Cloud, maintenance, and term license).
Remaining performance obligations ("Backlog")
Expected future revenue on existing non-cancellable contracts:

	June 30, 2021
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Pega Cloud	Consulting	Total
1 year or less	$6,707	$46,146	$214,645	$281,793	$17,863	$567,154	56%
1-2 years	234	15,708	59,164	194,841	2,675	272,622	26%
2-3 years	—	909	36,076	88,855	762	126,602	12%
Greater than 3 years	—	255	26,564	37,246	693	64,758	6%
	$6,941	$63,018	$336,449	$602,735	$21,993	$1,031,136	100%

	June 30, 2020
(Dollars in thousands)	Perpetual license	Term license	Maintenance	Pega Cloud	Consulting	Total
1 year or less	$8,120	$53,550	$186,618	$191,187	$21,923	$461,398	57%
1-2 years	1,700	6,187	40,153	140,860	1,986	190,886	23%
2-3 years	—	6,460	20,671	88,273	631	116,035	14%
Greater than 3 years	—	646	10,517	37,071	626	48,860	6%
	$9,820	$66,843	$257,959	$457,391	$25,166	$817,179	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Major clients
Clients accounting for 10% or more of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Total revenue	$325,702	$227,375	$639,201	$492,966
Client A	13%	*	*	*
*Client accounted for less than 10% of total revenue.
NOTE 11. STOCK-BASED COMPENSATION
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$5,849	$5,384	$11,774	$10,536
Selling and marketing	14,748	11,592	28,468	21,310
Research and development	6,343	5,805	13,113	11,302
General and administrative	3,748	2,874	7,433	5,683
	$30,688	$25,655	$60,788	$48,831
Income tax benefit	$(6,192)	$(5,107)	$(12,183)	$(9,689)
As of June 30, 2021, the Company had $157.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.
Grants

	Six Months Ended June 30, 2021
(in thousands)	Shares	Total Fair Value
RSUs	753	$97,483
Non-qualified stock options	1,368	$51,594

NOTE 12. INCOME TAXES
Effective income tax rate

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
(Benefit from) income taxes	$(11,916)	$(12,319)	$(29,534)	$(36,129)
Effective income tax benefit rate			(2,591)%	44%
The change in the effective income tax benefit rate was primarily due to the impact of discrete tax items on a proportionately larger income (loss) before income taxes in the prior period. The most significant discrete items were excess tax benefits from stock-based compensation and the impact of changes in statutory tax rates applicable to our U.K.-based deferred tax assets.
NOTE 13. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Calculation of earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss)	$37,291	$(20,740)	$30,674	$(46,112)
Weighted-average common shares outstanding	81,316	80,224	81,161	80,016
Earnings (loss) per share, basic	$0.46	$(0.26)	$0.38	$(0.58)

Net income (loss)	$37,291	$(20,740)	$30,674	$(46,112)
Interest expense associated with convertible debt instruments, net of tax	1,351	—	—	—
Numerator for diluted EPS	$38,642	$(20,740)	$30,674	$(46,112)
Weighted-average effect of dilutive securities:
Convertible debt (1)	4,443	—	—	—
Stock options	3,266	—	3,416	—
RSUs	1,295	—	1,429	—
Effect of dilutive securities (2)	9,004	—	4,845	—
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	90,320	80,224	86,006	80,016
Earnings (loss) per share, diluted	$0.43	$(0.26)	$0.36	$(0.58)

Outstanding anti-dilutive stock options and RSUs (4)	19	5,929	22	5,939
(1) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue an additional 4.4 million shares.
(2) In periods of loss, all dilutive securities are excluded as their inclusion would be anti-dilutive.
(3) The Company’s Capped Call Transactions convert to approximately 4.4 million shares of the Company’s common stock (representing the number of shares for which the Notes are initially convertible). The Capped Call Transactions are generally expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
(4) Outstanding stock options and RSUs that were anti-dilutive under the treasury stock method in the period were excluded from the computation of diluted earnings (loss) per share. These awards may be dilutive in the future.
NOTE 14. SUBSEQUENT EVENTS
On July 6, 2021, the Company entered into an office space lease (the “Lease”) for 131 thousand square feet in Waltham, Massachusetts. The lease term of approximately 11 years is expected to commence on August 1, 2021 (the “Lease Commencement Date”), subject to certain adjustments for the initial occupancy date. The annual rent equals the base rent plus the Company’s portion of building operating costs and real estate taxes for the year. Rent first becomes payable on August 1, 2022, subject to adjustment based on the Lease Commencement Date. Base rent for the first year is $6 million and will increase by 3% annually. In addition, the Company will receive an improvement allowance from the landlord of $11.8 million.

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
•our client retention rate; and
•management of our growth.
These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”). Except as required by applicable law, we do not undertake and expressly disclaim any obligation to update or revise these forward-looking statements publicly, whether from new information, future events, or otherwise.
The forward-looking statements contained in this Quarterly Report represent our views as of July 28, 2021.
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

Cloud Transition
We are in the process of transitioning our business to sell software primarily through subscription arrangements, particularly Pega Cloud. Until we substantially complete our Cloud Transition, which we anticipate will occur in 2023, we may experience lower revenue growth and lower operating cash flow growth or negative cash flow. Operating performance and the actual mix of revenue and new arrangements in a given period can fluctuate based on client preferences for our perpetual and subscription offerings. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
Coronavirus (“COVID-19”)
As of June 30, 2021, COVID-19 has not had a material impact on our results of operations or financial condition. See “Coronavirus (“COVID-19”)” in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
Performance metrics
We utilize performance metrics to analyze and assess our overall performance, make operating decisions, and forecast and plan for future periods, including:
Annual contract value (“ACV”) | Increased 22% since June 30, 2020
•ACV, as reported, represents the annualized value of our active contracts as of the measurement date. The contract's total value is divided by its duration in years to calculate ACV for term license and Pega Cloud contracts. Maintenance revenue for the quarter then ended is multiplied by four to calculate ACV for maintenance. Client Cloud ACV is composed of maintenance ACV and term license ACV. ACV is a performance measure that we believe provides useful information to our management and investors, particularly during our Cloud Transition.
* Foreign currency exchange rate changes contributed 3-4% to total ACV growth in 2021.

Remaining performance obligations (“Backlog”) | Increased 26% since June 30, 2020
•Backlog represents expected future revenue on existing non-cancellable contracts.
Year to date Pega Cloud revenue | Increased 53% since the six months ended June 30, 2020
•Pega Cloud revenue is revenue under U.S. GAAP for cloud contracts.
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
For more information regarding our critical accounting policies, we encourage you to read the discussion in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2020:
•“Critical Accounting Estimates and Significant Judgments” in Item 7; and
•“Note 2. Significant Accounting Policies” in Item 8.

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

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2021		2020				2021		2020
Pega Cloud	$73,293	23%	$48,838	21%	$24,455	50%	$141,151	22%	$92,304	19%	$48,847	53%
Client Cloud	$183,078	56%	$116,488	52%	$66,590	57%	$370,148	58%	$280,440	57%	$89,708	32%
Maintenance	78,782	24%	72,222	33%	6,560	9%	154,343	24%	145,917	30%	8,426	6%
Term license	104,296	32%	44,266	19%	60,030	136%	215,805	34%	134,523	27%	81,282	60%
Subscription (1)	$256,371	79%	$165,326	73%	91,045	55%	511,299	80%	372,744	76%	138,555	37%
Perpetual license	12,596	4%	9,057	4%	3,539	39%	18,048	3%	12,716	3%	5,332	42%
Consulting	56,735	17%	52,992	23%	3,743	7%	109,854	17%	107,506	21%	2,348	2%
	$325,702	100%	$227,375	100%	$98,327	43%	$639,201	100%	$492,966	100%	$146,235	30%
(1) Reflects client arrangements subject to renewal (Pega Cloud, maintenance, and term license).
The total revenue changes in the three and six months ended June 30, 2021 generally reflect our Cloud Transition. Other factors impacting our revenue include:
•An increasing portion of our term license contracts include multi-year committed maintenance periods instead of annually renewable maintenance. Under multi-year committed maintenance arrangements, a larger portion of the total contract value is recognized as maintenance revenue over the contract term rather than as term license revenue upon the effectiveness of the license rights. In the three months ended June 30, 2021, multi-year committed maintenance contributed $4.3 million to maintenance revenue growth and reduced term revenue growth by $15.4 million. In the six months ended June 30, 2021, multi-year committed maintenance contributed $7.8 million to maintenance revenue growth and reduced term revenue growth by $20.9 million.
•Maintenance renewal rates of higher than 90%.
•The increases in term license revenue in the three and six months ended June 30, 2021 were driven by a large, existing customer that expanded their use of our software, renewed an existing multi-year contract, and extended the term of the agreement earlier in the year than anticipated.
•The increases in perpetual license revenue were primarily due to several large perpetual license contracts recognized in revenue in the three and six months ended June 30, 2021.
•The increases in consulting revenue in the three and six months ended June 30, 2021 were primarily due to increases in billable hours. As part of our long-term strategy, we intend to continue growing and leveraging our ecosystem of partners on implementation projects, potentially reducing our future consulting revenue growth.
Gross profit

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(Dollars in thousands)	2021		2020				2021		2020
Software license	$116,236	99%	$52,344	98%	$63,892	122%	$232,547	99%	$145,576	99%	$86,971	60%
Maintenance	73,787	94%	66,631	92%	7,156	11%	143,562	93%	134,750	92%	8,812	7%
Pega Cloud	49,242	67%	29,850	61%	19,392	65%	94,543	67%	55,783	60%	38,760	69%
Consulting	1,906	3%	1,859	4%	47	3%	1,571	1%	638	1%	933	146%
	$241,171	74%	$150,684	66%	$90,487	60%	$472,223	74%	$336,747	68%	$135,476	40%
•The changes in gross profit in the three and six months ended June 30, 2021 were primarily due to our Cloud Transition, revenue growth, and cost-efficiency gains as Pega Cloud grows and scales.

Operating expenses

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2021		2020				2021		2020
		% of Revenue		% of Revenue				% of Revenue		% of Revenue
Selling and marketing	$156,423	48%	$127,607	56%	$28,816	23%	$305,162	48%	$263,631	53%	$41,531	16%
Research and development	$64,395	20%	$58,869	26%	$5,526	9%	$126,837	20%	$117,596	24%	$9,241	8%
General and administrative	$19,161	6%	$15,655	7%	$3,506	22%	$37,431	6%	$31,285	6%	$6,146	20%
•The increases in selling and marketing in the three and six months ended June 30, 2021 were primarily due to increases in compensation and benefits of $22.6 million and $48.0 million, attributable to increases in headcount and equity compensation. The increase in headcount reflects our efforts to increase our sales capacity to deepen relationships with existing clients and target new accounts.
•The increases in research and development in the three and six months ended June 30, 2021 were primarily due to increases in compensation and benefits of $7.2 million and $11.8 million, attributable to increases in headcount and equity compensation.
•The increases in general and administrative in the three and six months ended June 30, 2021 were primarily due to increases in compensation and benefits of $2.2 million and $3.5 million, attributable to increases in headcount and equity compensation, and increases in professional services fees of $1.8 million and $3.4 million.
•In February 2021, we agreed to accelerate our exit from our Cambridge, Massachusetts headquarters to October 1, 2021, in exchange for a one-time payment from our landlord of $18 million. This agreement was the primary contributor to decreases in facilities expenses of $2.1 million and $3.3 million in selling and marketing, $2.4 million and $3.6 million in research and development, and $1.1 million and $1.6 million in general and administrative, in the three and six months ended June 30, 2021.
Other income (expense), net

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020			2021	2020
Foreign currency transaction (loss) gain	$(403)	$4,256	$(4,659)	*	$(5,501)	$(1,691)	$(3,810)	(225)%
Interest income	236	242	(6)	(2)%	389	849	(460)	(54)%
Interest expense	(1,959)	(5,529)	3,570	65%	(3,839)	(7,835)	3,996	51%
Gain on capped call transactions	26,309	19,419	6,890	35%	7,192	827	6,365	770%
Other income, net	—	—	—	*	106	1,374	(1,268)	(92)%
	$24,183	$18,388	$5,795	32%	$(1,653)	$(6,476)	$4,823	74%
* not meaningful
•The changes in foreign currency transaction (loss) gain in the three and six months ended June 30, 2021 were primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency-denominated cash, receivables, and intercompany balances held by our subsidiary in the United Kingdom.
•The decreases in interest income in the three and six months ended June 30, 2021 were primarily due to declines in market interest rates.
•The decreases in interest expense in the three and six months ended June 30, 2021 were primarily due to our adoption of ASU 2020-06 on January 1, 2021. See "Note 2. New Accounting Pronouncements" in Item 1 of this Quarterly Report for additional information.
Interest expense related to the Notes:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2021	2020		2021	2020
Contractual interest expense (0.75% coupon)	$1,125	$1,125	$—	$2,250	$1,575	$675
Amortization of debt discount	—	3,757	(3,757)	—	5,253	(5,253)
Amortization of issuance costs	675	558	117	1,348	780	568
	$1,800	$5,440	$(3,640)	$3,598	$7,608	$(4,010)
•The increases in the gain on capped call transactions in the three and six months ended June 30, 2021, were due to fair value adjustments driven by increases in our stock price.
•The decrease in other income, net in the six months ended June 30, 2021, was due to larger fair value adjustments on equity securities held in our venture investments portfolio in the six months ended June 30, 2020.

(Benefit from) income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
(Benefit from) income taxes	$(11,916)	$(12,319)	$(29,534)	$(36,129)
Effective income tax benefit rate			(2,591)%	44%
During the six months ended June 30, 2021, the change in our effective income tax benefit rate was primarily due to the impact of discrete tax items on a proportionately larger income (loss) before income taxes in the prior period. The most significant discrete items were excess tax benefits from stock-based compensation and the impact of changes in statutory tax rates applicable to our U.K.-based deferred tax assets.
Stock-based compensation increases the variability of our effective tax rates. The impact of stock-based compensation on a given period depends on our profitability, the attributes of our stock compensation awards we grant, and award holders' exercise behavior.
LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$19,410	$(21,199)
Investing activities	10,493	(19,404)
Financing activities	(60,717)	485,293
Effect of exchange rates on cash and cash equivalents	(1,207)	(942)
Net (decrease) increase in cash and cash equivalents	$(32,021)	$443,748

(in thousands)	June 30, 2021	December 31, 2020
Held by U.S. entities	$306,754	$399,138
Held by foreign entities	104,583	66,030
Total cash, cash equivalents, and marketable securities	$411,337	$465,168
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
Operating activities
We are in the process of transitioning our business to sell software primarily through subscription arrangements, particularly Pega Cloud. This transition has impacted and is expected to continue to impact the timing of our billings and cash collections. Pega Cloud, term license, and maintenance arrangements are generally billed and collected over the contract term, while perpetual license arrangements are generally billed and collected upfront when the license rights become effective. As client preferences shift in favor of Pega Cloud arrangements, we could experience slower operating cash flow growth, or negative cash flow, in the near term.
The change in cash provided by (used in) operating activities in the six months ended June 30, 2021 was primarily due to a significant increase in client collections.
Corporate headquarters
In February 2021, we agreed to accelerate our exit from our existing Cambridge, Massachusetts corporate headquarters to October 1, 2021, in exchange for a one-time payment from our landlord of $18 million, which is expected to be paid in the last quarter of 2021. The accelerated exit from this lease reduced our future lease liabilities by $21.1 million. On March 31, 2021 we leased office space at One Main Street, Cambridge, Massachusetts, to serve as our future corporate headquarters. The approximately 4.5 year lease includes base rent of approximately $2 million per year.
New Waltham Office
On July 6, 2021, we entered into an office space lease (the “Lease”) for 131 thousand square feet in Waltham, Massachusetts. The lease term of approximately 11 years is expected to commence on August 1, 2021 (the “Lease Commencement Date”), subject to certain adjustments for the initial occupancy date. The annual rent equals the base rent plus our portion of building operating costs and real estate taxes. Rent first becomes payable on August 1, 2022, subject to adjustment based on the Lease Commencement Date. Base rent for the first year is $6 million and will increase by 3% annually. In addition, we will receive an improvement allowance from the landlord of $11.8 million.

Investing activities
The change in cash provided by (used in) investing activities in the six months ended June 30, 2021 was primarily driven by investments in financial instruments, an acquisition, and a decrease in office space related capital expenditures.
Financing activities
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes due March 1, 2025.
In November 2019, and as amended as of February 2020, July 2020, and September 2020, we entered into a five-year $100 million senior secured revolving credit agreement with PNC Bank, National Association. As of June 30, 2021, we had no outstanding borrowings under the Credit Facility. See "Note 8. Debt" in Item 1 of this Quarterly Report for additional information.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Six Months Ended June 30, 2021
December 31, 2020	$37,726
Authorizations (1)	38,467
Repurchases (2)	(19,392)
June 30, 2021	$56,801
(1) On June 8, 2021, we announced that our Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2022 and increased the remaining common stock repurchase authority to $60 million.
(2) Purchases under this program have been made on the open market.
Common stock repurchases

	Six Months Ended June 30,
	2021		2020
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	328	$41,706	411	$37,093
Stock repurchase program	151	19,392	110	8,199
	479	$61,098	521	$45,292

During the six months ended June 30, 2021 and 2020, instead of receiving cash from the equity holders, we withheld shares with a value of $27.8 million and $31.2 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program at any time without prior notice.

	Six Months Ended June 30,
(in thousands)	2021	2020
Dividend payments to stockholders	$4,865	$4,793
Contractual obligations
As of June 30, 2021, our contractual obligations were:

	Payments due by period
(in thousands)	2021	2022	2023	2024	2025	2026 and thereafter	Other	Total
Convertible senior notes (1)	$2,250	$4,500	$4,500	$4,500	$601,488	$—	$—	$617,238
Purchase obligations (2)	28,215	60,242	12,539	1,938	429	—	—	103,363
Operating lease obligations (3)	8,783	13,888	13,300	10,021	6,913	9,823	—	62,728
Liability for uncertain tax positions (4)	—	—	—	—	—	—	1,665	1,665
	$39,248	$78,630	$30,339	$16,459	$608,830	$9,823	$1,665	$784,994
(1) Includes principal and interest.
(2) Represents the fixed or minimum amounts due under purchase obligations for hosting services and sales and marketing programs
(3) Excludes the Waltham lease, which we entered into on July 6, 2021. See "Note 14. Subsequent Events" in Item 1 of this Quarterly Report for additional information.
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in:

	Six Months Ended June 30,
	2021	2020
(Decrease) increase in revenue	(4)%	(3)%
(Decrease) increase in net income	(1)%	(15)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Six Months Ended June 30,
(in thousands)	2021	2020
Foreign currency gain (loss)	$(5,676)	$8,932
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2021. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1A.     RISK FACTORS
We encourage you to consider carefully the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission. These risk factors could materially affect our business, financial condition, and future results, and may cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities
Common stock repurchased in the three months ended June 30, 2021:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
April 1, 2021 - April 30, 2021	53	$125.24	25	$25,430
May 1, 2021 - May 31, 2021	96	121.41	25	$22,431
June 1, 2021 - June 30, 2021	204	126.99	31	$56,801
	353	$125.20	81
(1) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2) On June 8, 2021, we announced that our Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2022 and increased the remaining stock repurchase authority to $60 million. See "Liquidity and Capital Resources" in Item 2 of this Quarterly Report for additional information.
ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	10-Q	3.1	November 4, 2014
3.2	Amended and Restated Bylaws of Pegasystems Inc.	8-K	3.2	June 15, 2020
10.1	Sublease, dated March 31, 2021 for Office Space at One Main Street, Cambridge, MA				X
10.2**	Lease between Pegasystems Inc. and 275 Wyman LLC	8-K	10.1	July 9, 2021
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32++	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
++ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
** Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	July 28, 2021	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)