Form 10-Q
period 2021-09-30
PEGASYSTEMS INC
filed 2021-10-27
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-11859
____________________________
PEGASYSTEMS INC.
(Exact name of Registrant as specified in its charter)
____________________________

Massachusetts	04-2787865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Main Street, Cambridge, MA 02142
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 81,675,315 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on October 19, 2021.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$116,411	$171,899
Marketable securities	235,437	293,269
Total cash, cash equivalents, and marketable securities	351,848	465,168
Accounts receivable	143,445	215,827
Unbilled receivables	239,774	207,155
Other current assets	93,819	88,760
Total current assets	828,886	976,910
Unbilled receivables	132,147	113,278
Goodwill	81,954	79,231
Other long-term assets	512,410	434,843
Total assets	$1,555,397	$1,604,262
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,604	$24,028
Accrued expenses	46,583	59,261
Accrued compensation and related expenses	86,018	123,012
Deferred revenue	229,103	232,865
Other current liabilities	13,118	20,969
Total current liabilities	400,426	460,135
Convertible senior notes, net	589,769	518,203
Operating lease liabilities	87,088	59,053
Other long-term liabilities	18,482	24,699
Total liabilities	1,095,765	1,062,090
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 81,670 and 80,890 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	817	809
Additional paid-in capital	148,098	204,432
Retained earnings	316,150	339,879
Accumulated other comprehensive (loss)	(5,433)	(2,948)
Total stockholders’ equity	459,632	542,172
Total liabilities and stockholders’ equity	$1,555,397	$1,604,262

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Pega Cloud	$78,369	$54,776	$219,520	$147,080
Maintenance	83,188	74,670	237,531	220,587
Software license	38,295	39,784	272,148	187,023
Consulting	56,416	56,721	166,270	164,227
Total revenue	256,268	225,951	895,469	718,917
Cost of revenue
Pega Cloud	25,524	19,717	72,132	56,238
Maintenance	5,293	5,478	16,074	16,645
Software license	656	691	1,962	2,354
Consulting	52,749	51,913	161,032	158,781
Total cost of revenue	84,222	77,799	251,200	234,018
Gross profit	172,046	148,152	644,269	484,899
Operating expenses
Selling and marketing	152,479	132,053	457,641	395,684
Research and development	64,728	60,024	191,565	177,620
General and administrative	20,176	17,907	57,607	49,192
Total operating expenses	237,383	209,984	706,813	622,496
(Loss) from operations	(65,337)	(61,832)	(62,544)	(137,597)
Foreign currency transaction gain (loss)	518	4,236	(4,983)	2,545
Interest income	166	243	555	1,092
Interest expense	(1,908)	(5,956)	(5,747)	(13,791)
(Loss) income on capped call transactions	(14,735)	18,989	(7,543)	19,816
Other income, net	2	—	108	1,374
(Loss) before (benefit from) income taxes	(81,294)	(44,320)	(80,154)	(126,561)
(Benefit from) income taxes	(24,826)	(25,053)	(54,360)	(61,182)
Net (loss)	$(56,468)	$(19,267)	$(25,794)	$(65,379)
(Loss) per share
Basic	$(0.69)	$(0.24)	$(0.32)	$(0.82)
Diluted	$(0.69)	$(0.24)	$(0.32)	$(0.82)
Weighted-average number of common shares outstanding
Basic	81,526	80,537	81,284	80,191
Diluted	81,526	80,537	81,284	80,191

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss)	$(56,468)	$(19,267)	$(25,794)	$(65,379)
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on available-for-sale securities	53	(166)	1,184	(66)
Foreign currency translation adjustments	(4,400)	113	(3,669)	1,627
Total other comprehensive (loss) income, net of tax	$(4,347)	$(53)	$(2,485)	$1,561
Comprehensive (loss)	$(60,815)	$(19,320)	$(28,279)	$(63,818)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2019	79,599	$796	$140,523	$410,919	$(13,228)	$539,010
Equity component of convertible senior notes, net	—	—	61,604	—	—	61,604
Repurchase of common stock	(87)	(1)	(5,999)	—	—	(6,000)
Issuance of common stock for stock compensation plans	564	6	(23,017)	—	—	(23,011)
Stock-based compensation	—	—	23,199	—	—	23,199
Cash dividends declared ($0.03 per share)	—	—	—	(2,405)	—	(2,405)
Other comprehensive (loss)	—	—	—	—	(414)	(414)
Net (loss)	—	—	—	(25,372)	—	(25,372)
March 31, 2020	80,076	$801	$196,310	$383,142	$(13,642)	$566,611
Repurchase of common stock	(23)	—	(2,199)	—	—	(2,199)
Issuance of common stock for stock compensation plans	349	3	(14,085)	—	—	(14,082)
Issuance of common stock under the employee stock purchase plan	18	—	1,403	—	—	1,403
Stock-based compensation	—	—	25,674	—	—	25,674
Cash dividends declared ($0.03 per share)	—	—	—	(2,413)	—	(2,413)
Other comprehensive income	—	—	—	—	2,028	2,028
Net (loss)	—	—	—	(20,740)	—	(20,740)
June 30, 2020	80,420	$804	$207,103	$359,989	$(11,614)	$556,282
Repurchase of common stock	(94)	(1)	(10,628)	—	—	(10,629)
Issuance of common stock for stock compensation plans	371	4	(22,524)	—	—	(22,520)
Stock-based compensation	—	—	27,931	—	—	27,931
Cash dividends declared ($0.03 per share)	—	—	—	(2,422)	—	(2,422)
Other comprehensive (loss)	—	—	—	—	(53)	(53)
Net (loss)	—	—	—	(19,267)	—	(19,267)
September 30, 2020	80,697	$807	$201,882	$338,300	$(11,667)	$529,322

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2020	80,890	$809	$204,432	$339,879	$(2,948)	$542,172
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	(61,604)	9,399	—	(52,205)
Repurchase of common stock	(70)	(1)	(9,145)	—	—	(9,146)
Issuance of common stock for stock compensation plans	402	4	(25,513)	—	—	(25,509)
Issuance of common stock under the employee stock purchase plan	24	—	2,288	—	—	2,288
Stock-based compensation	—	—	30,100	—	—	30,100
Cash dividends declared ($0.03 per share)	—	—	—	(2,438)	—	(2,438)
Other comprehensive income	—	—	—	—	280	280
Net (loss)	—	—	—	(6,617)	—	(6,617)
March 31, 2021	81,246	$812	$140,558	$340,223	$(2,668)	$478,925
Repurchase of common stock	(81)	(1)	(10,245)	—	—	(10,246)
Issuance of common stock for stock compensation plans	267	3	(16,199)	—	—	(16,196)
Issuance of common stock under the employee stock purchase plan	24	1	2,858	—	—	2,859
Stock-based compensation	—	—	30,698	—	—	30,698
Cash dividends declared ($0.03 per share)	—	—	—	(2,445)	—	(2,445)
Other comprehensive income	—	—	—	—	1,582	1,582
Net income	—	—	—	37,291	—	37,291
June 30, 2021	81,456	$815	$147,670	$375,069	$(1,086)	$522,468
Repurchase of common stock	(96)	(1)	(12,795)	—	—	(12,796)
Issuance of common stock for stock compensation plans	286	3	(18,117)	—	—	(18,114)
Issuance of common stock under the employee stock purchase plan	24	—	2,639	—	—	2,639
Stock-based compensation	—	—	28,701	—	—	28,701
Cash dividends declared ($0.03 per share)	—	—	—	(2,451)	—	(2,451)
Other comprehensive (loss)	—	—	—	—	(4,347)	(4,347)
Net (loss)	—	—	—	(56,468)	—	(56,468)
September 30, 2021	81,670	$817	$148,098	$316,150	$(5,433)	$459,632

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Nine Months Ended September 30,
	2021	2020
Operating activities
Net (loss)	$(25,794)	$(65,379)
Adjustments to reconcile net (loss) to cash (used in) operating activities
Stock-based compensation	89,483	76,755
Loss (gain) on capped call transactions	7,543	(19,816)
Deferred income taxes	(53,638)	(43,476)
Amortization of deferred commissions	31,388	24,922
Amortization of debt discount and issuance costs	2,025	10,405
Amortization of intangible assets and depreciation	24,030	15,677
Amortization of investments	2,916	252
Foreign currency transaction loss (gain)	4,983	(2,545)
Other non-cash	(8,421)	10,623
Change in operating assets and liabilities, net	(79,836)	(33,675)
Cash (used in) operating activities	(5,321)	(26,257)
Investing activities
Purchases of investments	(67,170)	(190,319)
Proceeds from maturities and called investments	96,859	—
Sales of investments	25,123	1,424
Payments for acquisitions, net of cash acquired	(4,993)	—
Investment in property and equipment	(7,089)	(21,806)
Cash provided by (used in) investing activities	42,730	(210,701)
Financing activities
Proceeds from issuance of convertible senior notes	—	600,000
Purchase of capped calls related to convertible senior notes	—	(51,900)
Payment of debt issuance costs	—	(14,527)
Proceeds from employee stock purchase plan	7,786	1,403
Dividend payments to stockholders	(7,310)	(7,206)
Common stock repurchases	(91,907)	(78,140)
Cash (used in) provided by financing activities	(91,431)	449,630
Effect of exchange rate changes on cash and cash equivalents	(1,466)	183
Net (decrease) increase in cash and cash equivalents	(55,488)	212,855
Cash and cash equivalents, beginning of period	171,899	68,363
Cash and cash equivalents, end of period	$116,411	$281,218

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
See "Note 8. Debt" for additional information.
NOTE 3. MARKETABLE SECURITIES

	September 30, 2021				December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$2,000	$—	$—	$2,000	$39,996	$—	$(8)	$39,988
Corporate debt	233,556	25	(144)	233,437	253,345	88	(152)	253,281
	$235,556	$25	$(144)	$235,437	$293,341	$88	$(160)	$293,269
As of September 30, 2021, marketable securities’ maturities ranged from October 2021 to September 2024, with a weighted-average remaining maturity of 1.2 years.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	September 30, 2021	December 31, 2020
Accounts receivable	$143,445	$215,827
Unbilled receivables	239,774	207,155
Long-term unbilled receivables	132,147	113,278
	$515,366	$536,260
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables by expected billing date:

(Dollars in thousands)	September 30, 2021
1 year or less	$239,774	64%
1-2 years	80,980	22%
2-5 years	51,167	14%
	$371,921	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	September 30, 2021
2021	$168,237	45%
2020	109,904	29%
2019	47,058	13%
2018	22,169	6%
2017 and prior	24,553	7%
	$371,921	100%
Major clients
Clients accounting for 10% or more of the Company’s total receivables:

	September 30, 2021	December 31, 2020
Client A	12%	*
* Client accounted for less than 10% of total receivables.
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as completing a related performance obligation.

(in thousands)	September 30, 2021	December 31, 2020
Contract assets (1)	$11,495	$15,296
Long-term contract assets (2)	8,485	7,777
	$19,980	$23,073
(1) Included in other current assets. (2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	September 30, 2021	December 31, 2020
Deferred revenue	$229,103	$232,865
Long-term deferred revenue (1)	5,682	8,991
	$234,785	$241,856
(1) Included in other long-term liabilities.
The change in deferred revenue in the nine months ended September 30, 2021 was primarily due to new billings in advance of revenue recognition, offset by $212.0 million of revenue recognized that was included in deferred revenue as of December 31, 2020.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. DEFERRED COMMISSIONS

(in thousands)	September 30, 2021	December 31, 2020
Deferred commissions (1)	$114,503	$108,624
(1) Included in other long-term assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Amortization of deferred commissions (1)	$10,186	$8,861	$31,388	$24,922
(1) Included in selling and marketing expense.
NOTE 6. GOODWILL AND OTHER INTANGIBLES
Goodwill
Change in goodwill:

Nine Months Ended September 30,
(in thousands)	2021
January 1,	$79,231
Acquisition	2,701
Currency translation adjustments	22
September 30,	$81,954
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		September 30, 2021
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,163	$(56,988)	$6,175
Technology	2-10 years	67,142	(58,273)	8,869
Other	1-5 years	5,361	(5,361)	—
		$135,666	$(120,622)	$15,044
(1) Included in other long-term assets.

		December 31, 2020
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,168	$(55,877)	$7,291
Technology	2-10 years	64,843	(56,386)	8,457
Other	1-5 years	5,361	(5,361)	—
		$133,372	$(117,624)	$15,748
(1) Included in other long-term assets.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$629	$647	$1,887	$1,940
Selling and marketing	373	371	1,119	1,111
	$1,002	$1,018	$3,006	$3,051
Future estimated intangibles assets amortization:

(in thousands)	September 30, 2021
2021	$981
2022	3,886
2023	3,618
2024	2,849
2025	2,509
2026 and thereafter	1,201
$15,044

NOTE 7. LEASES
Corporate headquarters
In February 2021, the Company agreed to accelerate its exit from its corporate headquarters to October 1, 2021, in exchange for a one-time payment from our landlord of $18 million, which was amortized over the remaining lease term. The accelerated exit from this lease reduced our future lease liabilities by $21.1 million and accelerated corporate headquarters-related depreciation. On March 31, 2021 the Company leased office space at One Main Street, Cambridge, Massachusetts, to serve as its corporate headquarters. The 4.5 year lease includes a base rent of $2 million per year.
New Waltham Office
On July 6, 2021, the Company entered into an office space lease for 131 thousand square feet in Waltham, Massachusetts. The lease term of 11 years began on August 1, 2021. The annual rent equals the base rent plus a portion of building operating costs and real estate taxes. Rent first becomes payable on August 1, 2022. Base rent for the first year is approximately $6 million and will increase by 3 percent annually. In addition, the Company will receive an improvement allowance from the landlord of up to $11.8 million. This lease increased the Company’s lease liabilities and lease-related right of use assets by $42.1 million on August 1, 2021.
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Fixed lease costs (1)	$(3,108)	$5,172	$(6,780)	$14,933
Short-term lease costs	542	422	1,516	1,248
Variable lease costs	1,099	1,259	3,826	3,506
	$(1,467)	$6,853	$(1,438)	$19,687
(1) The decrease in fixed lease costs in three and nine months ended September 30, 2021 was due to the modification of the corporate headquarters lease.
Right of use assets and lease liabilities

(in thousands)	September 30, 2021	December 31, 2020
Right of use assets (1)	$91,349	$67,651
Operating lease liabilities (2)	$10,668	$18,541
Long-term operating lease liabilities	$87,088	$59,053

(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets.
(2) Included in other current liabilities.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted-average remaining lease term and discount rate for the Company’s leases were:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term	7.8 years	4.7 years
Weighted-average discount rate (1)	4.4%	5.4%

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
Maturities of lease liabilities:

(in thousands)	September 30, 2021
Remainder of 2021	$961
2022	9,948
2023	19,607
2024	16,482
2025	13,607
2026	9,866
Thereafter	48,515
Total lease payments	118,986
Less: imputed interest (1)	(21,230)
$97,756
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for leases	$14,403	$15,503
Right of use assets recognized for new leases and amendments (non-cash)	$54,716	$24,276
NOTE 8. DEBT
Convertible senior notes and capped calls
Convertible senior notes
In February 2020, the Company issued Convertible Senior Notes (the "Notes") with an aggregate principal of $600 million, due March 1, 2025, in a private placement. No principal payments are due before maturity. The Notes accrue interest at an annual rate of 0.75%, payable semi-annually in arrears on March 1 and September 1, beginning on September 1, 2020.
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
Before September 1, 2024, noteholders may convert their Notes in the following circumstances:
•During any calendar quarter beginning after June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter.
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
As of September 30, 2021, the Notes were not eligible for conversion.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Carrying value of the Notes:

(in thousands)	September 30, 2021	December 31, 2020
Principal	$600,000	$600,000
Unamortized debt discount	—	(71,222)
Unamortized issuance costs	(10,231)	(10,575)
Convertible senior notes, net	$589,769	$518,203

Conversion options	$—	$84,120
Issuance costs	—	(2,037)
Deferred taxes	—	(20,479)
Additional paid-in capital	$—	$61,604

Interest expense related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Contractual interest expense (0.75% coupon)	$1,125	$1,125	$3,375	$2,700
Amortization of debt discount	—	3,807	—	9,060
Amortization of issuance costs	677	565	2,025	1,345
	$1,802	$5,497	$5,400	$13,105

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective interest rate for the Notes:

	Nine Months Ended September 30,
	2021	2020
Weighted-average effective interest rate	1.2%	4.3%
Future payments of principal and contractual interest:

	September 30, 2021
(in thousands)	Principal	Interest	Total
Remainder of 2021	$—	$—	$—
2022	—	4,500	4,500
2023	—	4,500	4,500
2024	—	4,500	4,500
2025	600,000	1,488	601,488
	$600,000	$14,988	$614,988
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover 4.4 million shares (representing the number of shares for which the Notes are initially convertible) of the Company’s common stock. The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The cap price of the Capped Call Transactions is subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including mergers and tender offers.
The Capped Call Transactions are accounted for as derivative instruments and do not qualify for the Company’s own equity scope exception in ASC 815 since, in some cases of early settlement, the settlement value of the Capped Call Transactions, calculated following the governing documents, may not represent a fair value measurement. The Capped Call Transactions are classified as other long-term assets and remeasured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
Change in capped call transactions:

	Nine Months Ended September 30,
(in thousands)	2021	2020
January 1,	$83,597	$—
Issuance	—	51,900
Fair value adjustment	(7,543)	19,816
September 30,	$76,054	$71,716
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
As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility.

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
Assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,087	$—	$—	$11,087	$42,339	$14,000	$—	$56,339
Marketable securities	$—	$235,437	$—	$235,437	$—	$293,269	$—	$293,269
Capped Call Transactions (1)	$—	$76,054	$—	$76,054	$—	$83,597	$—	$83,597
Venture investments (1) (2)	$—	$—	$9,713	$9,713	$—	$—	$8,345	$8,345
(1) Included in other long-term assets. (2) Investments in privately-held companies.
Changes in venture investments:

	Nine Months Ended September 30,
(in thousands)	2021	2020
January 1,	$8,345	$4,871
New investments	500	3,006
Sales of investments	(400)	(1,424)
Changes in foreign exchange rates	(52)	—
Changes in fair value:
included in other income	100	1,374
included in other comprehensive income	1,220	100
September 30,	$9,713	$7,927
The carrying value of certain other financial instruments, including receivables and accounts payable, approximates fair value due to these items’ short maturity.
Fair value of the Notes
The Notes’ fair value (inclusive of the conversion feature embedded in the Notes) was $676.2 million as of September 30, 2021 and $706.5 million as of December 31, 2020. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy. See "Note 8. Debt" for additional information.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10. REVENUE
Geographic revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021		2020		2021		2020
U.S.	$132,016	52%	$120,971	53%	$515,881	58%	$436,199	61%
Other Americas	17,510	7%	10,737	5%	43,469	5%	35,009	5%
United Kingdom (“U.K.”)	25,982	10%	25,150	11%	86,747	10%	68,246	9%
Europe (excluding U.K.), Middle East, and Africa	46,306	18%	39,656	18%	143,763	15%	106,472	15%
Asia-Pacific	34,454	13%	29,437	13%	105,609	12%	72,991	10%
	$256,268	100%	$225,951	100%	$895,469	100%	$718,917	100%
Revenue streams

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Pega Cloud	$78,369	$54,776	$219,520	$147,080
Maintenance	83,188	74,670	237,531	220,587
Consulting	56,416	56,721	166,270	164,227
Revenue recognized over time	217,973	186,167	623,321	531,894
Perpetual license	2,874	3,852	20,922	16,568
Term license	35,421	35,932	251,226	170,455
Revenue recognized at a point in time	38,295	39,784	272,148	187,023
	$256,268	$225,951	$895,469	$718,917

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pega Cloud	$78,369	$54,776	$219,520	$147,080
Client Cloud	118,609	110,602	488,757	391,042
Maintenance	83,188	74,670	237,531	220,587
Term license	35,421	35,932	251,226	170,455
Cloud subscription (1)	196,978	165,378	708,277	538,122
Perpetual license	2,874	3,852	20,922	16,568
Consulting	56,416	56,721	166,270	164,227
	$256,268	$225,951	$895,469	$718,917
(1) Reflects client arrangements subject to renewal (Pega Cloud, maintenance, and term license).
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of September 30, 2021:

	Pega Cloud	Client Cloud			Consulting	Total
(Dollars in thousands)		Maintenance	Term license	Perpetual license
1 year or less	$284,359	$196,667	$49,265	$15,686	$31,673	$577,650	56%
1-2 years	177,214	59,360	16,872	1,064	6,561	261,071	25%
2-3 years	79,775	37,734	420	4,094	5,165	127,188	12%
Greater than 3 years	30,113	33,935	245	2,127	1,697	68,117	7%
	$571,461	$327,696	$66,802	$22,971	$45,096	$1,034,026	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2020:

	Pega Cloud	Client Cloud			Consulting	Total
(Dollars in thousands)		Maintenance	Term license	Perpetual license
1 year or less	$211,661	$170,643	$50,788	$8,708	$14,977	$456,777	54%
1-2 years	157,500	40,631	5,341	1,700	2,042	207,214	25%
2-3 years	93,283	18,277	7,052	—	770	119,382	14%
Greater than 3 years	44,363	9,597	4	—	653	54,617	7%
	$506,807	$239,148	$63,185	$10,408	$18,442	$837,990	100%
NOTE 11. STOCK-BASED COMPENSATION
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$5,114	$5,100	$16,889	$15,636
Selling and marketing	13,376	12,658	41,844	33,968
Research and development	6,231	5,765	19,343	17,066
General and administrative	3,974	4,402	11,407	10,085
	$28,695	$27,925	$89,483	$76,755
Income tax benefit	$(5,845)	$(5,604)	$(18,028)	$(15,293)
As of September 30, 2021, the Company had $131.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.1 years.
Grants

	Nine Months Ended September 30, 2021
(in thousands)	Shares	Total Fair Value
Restricted stock units	819	$106,286
Non-qualified stock options	1,472	$55,643
Common stock	5	$601

NOTE 12. INCOME TAXES
Effective income tax rate

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
(Benefit from) income taxes	$(24,826)	$(25,053)	$(54,360)	$(61,182)
Effective income tax benefit rate			68%	48%
The change in the effective income tax benefit rate was primarily due to the impact of discrete tax items on a proportionately larger (loss) before income taxes in the nine months ended September 30, 2020. The most significant discrete items were excess tax benefits from stock-based compensation and the impact of changes in statutory tax rates applicable to our U.K.-based deferred tax assets.
As of September 30, 2021 and December 31, 2020, the Company’s deferred tax assets were $157.9 million and $88.1 million, respectively.
NOTE 13. (LOSS) PER SHARE
Basic (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Calculation of (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net (loss)	$(56,468)	$(19,267)	$(25,794)	$(65,379)
Weighted-average common shares outstanding	81,526	80,537	81,284	80,191
(Loss) per share, basic	$(0.69)	$(0.24)	$(0.32)	$(0.82)

Net (loss)	$(56,468)	$(19,267)	$(25,794)	$(65,379)
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	81,526	80,537	81,284	80,191
(Loss) per share, diluted	$(0.69)	$(0.24)	$(0.32)	$(0.82)

Outstanding anti-dilutive stock options and RSUs (4)	5,815	6,622	6,136	6,166
(1) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue an additional 4.4 million shares.
(2) In periods of loss, all dilutive securities are excluded as their inclusion would be anti-dilutive.
(3) The Company’s Capped Call Transactions convert to 4.4 million shares of the Company’s common stock (representing the number of shares for which the Notes are initially convertible). The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
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
The forward-looking statements contained in this Quarterly Report represent our views as of October 27, 2021.
BUSINESS OVERVIEW
We develop, market, license, host, and support enterprise software applications that help organizations simplify business complexity. Our intelligent technology and scalable architecture enable the world’s leading brands and government agencies to solve problems quickly and transform for tomorrow. Our clients are able to make better decisions and get work done using real-time artificial intelligence (“AI”) and intelligent automation on applications built on the low-code, cloud-native Pega Platform™, enabling our clients to streamline service, increase customer lifetime value, and boost efficiency. Our consulting and client success teams, along with our world-class partners, leverage our Pega Express™ methodology and low code to allow clients to design and deploy critical applications quickly and collaboratively.
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

Cloud Transition
We are transitioning our business to sell software primarily through subscription arrangements, particularly Pega Cloud. Until we substantially complete our Cloud Transition, which we expect will occur in 2023, we may experience lower revenue growth and lower operating cash flow growth or negative cash flow. Operating performance and the actual mix of revenue and new arrangements in each period can fluctuate based on client preferences for our perpetual and subscription offerings. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
Coronavirus (“COVID-19”)
As of September 30, 2021, COVID-19 has not had a material impact on our results of operations or financial condition. See “Coronavirus (“COVID-19”)” in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
Performance metrics
We use performance metrics to analyze and assess our overall performance, make operating decisions, and forecast and plan for future periods, including:
Annual contract value (“ACV”) | Increased 22% since September 30, 2020
•ACV represents the annualized value of our active contracts as of the measurement date. The contract's total value is divided by its duration in years to calculate ACV for term license and Pega Cloud contracts. Maintenance revenue for the quarter then ended is multiplied by four to calculate ACV for maintenance. Client Cloud ACV is composed of maintenance ACV and term license ACV. ACV is a performance measure that we believe provides useful information to our management and investors, particularly during our Cloud Transition.
Note: Foreign currency exchange rate changes contributed 1-2% to total ACV growth in 2021.

Remaining performance obligations (“Backlog”) | Increased 23% since September 30, 2020
•Backlog represents expected future revenue from existing non-cancellable contracts.
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
For more information about our critical accounting policies, we encourage you to read the discussion in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2020:
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

RESULTS OF OPERATIONS
Revenue
Cloud Transition
We are transitioning our business to sell software primarily through subscription arrangements, particularly Pega Cloud. Revenue growth has been slower because of this transition. Revenue from Pega Cloud and maintenance arrangements is typically recognized over the contract term while revenue from license sales is recognized when the license rights become effective, typically upfront.

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2021		2020				2021		2020
Pega Cloud	$78,369	31%	$54,776	24%	$23,593	43%	$219,520	25%	$147,080	20%	$72,440	49%
Client Cloud	$118,609	46%	$110,602	49%	$8,007	7%	$488,757	54%	$391,042	55%	$97,715	25%
Maintenance	83,188	32%	74,670	33%	8,518	11%	237,531	26%	220,587	31%	16,944	8%
Term license	35,421	14%	35,932	16%	(511)	(1)%	251,226	28%	170,455	24%	80,771	47%
Cloud subscription (1)	$196,978	77%	$165,378	73%	$31,600	19%	$708,277	79%	$538,122	75%	$170,155	32%
Perpetual license	2,874	1%	3,852	2%	(978)	(25)%	20,922	2%	16,568	2%	4,354	26%
Consulting	56,416	22%	56,721	25%	(305)	(1)%	166,270	19%	164,227	23%	2,043	1%
	$256,268	100%	$225,951	100%	$30,317	13%	$895,469	100%	$718,917	100%	$176,552	25%
(1) Reflects client arrangements subject to renewal (Pega Cloud, maintenance, and term license).
The revenue changes in the three and nine months ended September 30, 2021 generally reflect our Cloud Transition. Other factors impacting our revenue include:
•The increases in perpetual and term license revenue were primarily due to several large software license contracts recognized in revenue in the nine months ended September 30, 2021.
•An increasing portion of our term license contracts include multi-year committed maintenance periods instead of annually renewable maintenance. Under multi-year committed maintenance arrangements, a larger portion of the total contract value is recognized as maintenance revenue over the contract term rather than upon the effectiveness of the license rights as term license revenue. In the three months ended September 30, 2021, multi-year committed maintenance contributed $4.8 million to maintenance revenue growth and reduced term revenue growth by $1.0 million. In the nine months ended September 30, 2021, multi-year committed maintenance contributed $12.6 million to maintenance revenue growth and reduced term revenue growth by $22.0 million.
•Maintenance renewal rates of higher than 90%.
•The changes in consulting revenue in the three and nine months ended September 30, 2021 were primarily due to changes in billable hours. As part of our long-term strategy, we intend to continue growing and leveraging our ecosystem of partners on implementation projects, potentially reducing our future consulting revenue growth.
Gross profit

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(Dollars in thousands)	2021		2020				2021		2020
Pega Cloud	$52,845	67%	$35,059	64%	$17,786	51%	$147,388	67%	$90,842	62%	$56,546	62%
Maintenance	77,895	94%	69,192	93%	8,703	13%	221,457	93%	203,942	92%	17,515	9%
Software license	37,639	98%	39,093	98%	(1,454)	(4)%	270,186	99%	184,669	99%	85,517	46%
Consulting	3,667	6%	4,808	8%	(1,141)	(24)%	5,238	3%	5,446	3%	(208)	(4)%
	$172,046	67%	$148,152	66%	$23,894	16%	$644,269	72%	$484,899	67%	$159,370	33%
•The changes in gross profit and gross profit percent in the three and nine months ended September 30, 2021 were primarily due to our Cloud Transition, revenue growth, and cost-efficiency gains as Pega Cloud grows and scales.
•The decrease in consulting gross profit percent in the three months ended September 30, 2021 was due to a decrease in consultant utilization in North America.

Operating expenses

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2021		2020				2021		2020
		% of Revenue		% of Revenue				% of Revenue		% of Revenue
Selling and marketing	$152,479	59%	$132,053	58%	$20,426	15%	$457,641	51%	$395,684	55%	$61,957	16%
Research and development	$64,728	25%	$60,024	27%	$4,704	8%	$191,565	21%	$177,620	25%	$13,945	8%
General and administrative	$20,176	8%	$17,907	8%	$2,269	13%	$57,607	6%	$49,192	7%	$8,415	17%
•The increases in selling and marketing in the three and nine months ended September 30, 2021 were primarily due to increases in compensation and benefits of $15.8 million and $63.8 million, attributable to increases in headcount, sales commissions, and equity compensation. The increase in headcount reflects our efforts to increase our sales capacity to deepen relationships with existing clients and target new accounts.
•The increases in research and development in the three and nine months ended September 30, 2021 were primarily due to increases in compensation and benefits of $5.1 million and $16.9 million, attributable to increases in headcount.
•The increases in general and administrative in the three and nine months ended September 30, 2021 were primarily due to increases in compensation and benefits of $0.4 million and $3.8 million, attributable to increases in headcount and equity compensation, and increases in legal and other professional services fees of $2.7 million and $6.1 million.
•In February 2021, we agreed to accelerate our exit from our Cambridge, Massachusetts headquarters to October 1, 2021, in exchange for a one-time payment from our landlord of $18 million. This agreement was the primary contributor to decreases in facilities expenses of $2.1 million and $5.5 million in selling and marketing, $2.0 million and $5.6 million in research and development, and $1.0 million and $2.8 million in general and administrative, in the three and nine months ended September 30, 2021.
Other income (expense), net

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020			2021	2020
Foreign currency transaction gain (loss)	$518	$4,236	$(3,718)	(88)%	$(4,983)	$2,545	$(7,528)	*
Interest income	166	243	(77)	(32)%	555	1,092	(537)	(49)%
Interest expense	(1,908)	(5,956)	4,048	68%	(5,747)	(13,791)	8,044	58%
(Loss) income on capped call transactions	(14,735)	18,989	(33,724)	*	(7,543)	19,816	(27,359)	*
Other income, net	2	—	2	*	108	1,374	(1,266)	(92)%
	$(15,957)	$17,512	$(33,469)	*	$(17,610)	$11,036	$(28,646)	*
* not meaningful
•The changes in foreign currency transaction gain (loss) in the three and nine months ended September 30, 2021 were primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency-denominated cash, receivables, and intercompany balances held by our subsidiary in the United Kingdom.
•The decreases in interest income in the three and nine months ended September 30, 2021 were primarily due to declines in market interest rates.
•The decreases in interest expense in the three and nine months ended September 30, 2021 were primarily due to our adoption of ASU 2020-06 on January 1, 2021. See "Note 2. New Accounting Pronouncements" in Item 1 of this Quarterly Report for additional information.
Interest expense related to the Notes:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2021	2020		2021	2020
Contractual interest expense (0.75% coupon)	$1,125	$1,125	$—	$3,375	$2,700	$675
Amortization of debt discount	—	3,807	(3,807)	—	9,060	(9,060)
Amortization of issuance costs	677	565	112	2,025	1,345	680
	$1,802	$5,497	$(3,695)	$5,400	$13,105	$(7,705)
•The decreases in the (loss) income on capped call transactions in the three and nine months ended September 30, 2021, were due to fair value adjustments driven by changes in our stock price.
•The decrease in other income, net in the nine months ended September 30, 2021, was due to larger fair value adjustments on equity securities held in our venture investments portfolio in the nine months ended September 30, 2020.

(Benefit from) income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
(Benefit from) income taxes	$(24,826)	$(25,053)	$(54,360)	$(61,182)
Effective income tax benefit rate			68%	48%
During the nine months ended September 30, 2021, the change in our effective income tax benefit rate was primarily due to the impact of discrete tax items on a proportionately larger (loss) before income taxes in the nine months ended September 30, 2020. The most significant discrete items were excess tax benefits from stock-based compensation and the impact of changes in statutory tax rates applicable to our U.K.-based deferred tax assets.
Stock-based compensation increases the variability of our effective tax rates. The impact on our effective tax rate in each period depends on our profitability and the tax deductions from our stock compensation activity, which depend upon our stock price and the award holders' exercise behavior.
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$(5,321)	$(26,257)
Investing activities	42,730	(210,701)
Financing activities	(91,431)	449,630
Effect of exchange rates on cash and cash equivalents	(1,466)	183
Net (decrease) increase in cash and cash equivalents	$(55,488)	$212,855

(in thousands)	September 30, 2021	December 31, 2020
Held by U.S. entities	$267,378	$399,138
Held by foreign entities	84,470	66,030
Total cash, cash equivalents, and marketable securities	$351,848	$465,168
We believe that our current cash, cash flow from operations, and borrowing capacity will be sufficient to fund our operations, stock repurchases, and quarterly cash dividends for at least the next 12 months. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. If we require additional capital resources to grow our business, we may utilize available funds or additional external financing.
If it becomes necessary to repatriate foreign funds, we may have to pay U.S. and foreign taxes upon repatriation. Due to the complexity of income tax laws and regulations, it is impracticable to estimate the amount of taxes we would have to pay.
Operating activities
We are transitioning our business to sell software primarily through subscription arrangements, particularly Pega Cloud. This transition has impacted and is expected to continue to impact the timing of our billings and cash collections. Pega Cloud, term license, and maintenance arrangements are generally billed and collected over the contract term, while perpetual license arrangements are generally billed and collected upfront when the license rights become effective. As client preferences shift in favor of Pega Cloud arrangements, we could experience slower operating cash flow growth, or negative cash flow, in the near term.
The change in cash (used in) operating activities in the nine months ended September 30, 2021 was primarily due to a significant increase in client collections.
Corporate headquarters
In February 2021, we agreed to accelerate our exit from our previous corporate headquarters to October 1, 2021, in exchange for a one-time payment from our landlord of $18 million, which was paid in October 2021. The accelerated exit from this lease reduced our future lease liabilities by $21.1 million. On March 31, 2021 we leased office space at One Main Street, Cambridge, Massachusetts, to serve as our corporate headquarters. The 4.5 year lease includes a base rent of $2 million per year.
New Waltham Office
On July 6, 2021, we entered into an office space lease for 131 thousand square feet in Waltham, Massachusetts. The lease term of 11 years began on August 1, 2021. The annual rent equals the base rent plus a portion of building operating costs and real estate taxes. Rent first becomes payable on August 1, 2022. Base rent for the first year is approximately $6 million and will increase by 3% annually. In addition, we will receive an improvement allowance from the landlord of up to $11.8 million as part of the lease. This lease increased our lease liabilities and lease-related right of use assets by $42.1 million on August 1, 2021.

Investing activities
The change in cash provided by (used in) investing activities in the nine months ended September 30, 2021 was primarily driven by investments in financial instruments, an acquisition, and a decrease in office space related capital expenditures.
Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes which mature on March 1, 2025. In November 2019, and as amended as of February 2020, July 2020, and September 2020, we entered into a five-year $100 million senior secured revolving credit agreement with PNC Bank, National Association. As of September 30, 2021, we had no outstanding borrowings under the Credit Facility. See "Note 8. Debt" in Item 1 of this Quarterly Report for additional information.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Nine Months Ended September 30, 2021
December 31, 2020	$37,726
Authorizations (1)	38,467
Repurchases (2)	(32,188)
September 30, 2021	$44,005
(1) On June 8, 2021, we announced that our Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2022 and increased the remaining common stock repurchase authority to $60 million.
(2) All purchases under this program have been made on the open market.
Common stock repurchases

	Nine Months Ended September 30,
	2021		2020
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	462	$59,819	599	$59,613
Stock repurchase program	248	32,188	204	18,828
	710	$92,007	803	$78,441
During the nine months ended September 30, 2021 and 2020, instead of receiving cash from the equity holders, we withheld shares with a value of $47.1 million and $49.5 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program at any time without prior notice.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Dividend payments to stockholders	$7,310	$7,206
Contractual obligations
As of September 30, 2021, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2021	2022	2023	2024	2025	2026 and thereafter	Other	Total
Convertible senior notes (1)	$—	$4,500	$4,500	$4,500	$601,488	$—	$—	$614,988
Purchase obligations (2)	7,386	64,810	18,361	5,271	429	—	—	96,257
Operating lease obligations	961	9,948	19,607	16,482	13,607	58,381	—	118,986
Liability for uncertain tax positions (3)	—	—	—	—	—	—	1,677	1,677
	$8,347	$79,258	$42,468	$26,253	$615,524	$58,381	$1,677	$831,908
(1) Includes principal and interest.
(2) Represents the fixed or minimum amounts due under purchase obligations for hosting services and sales and marketing programs.
(3) We are unable to reasonably estimate the timing of this cash outflow due to uncertainties in the timing of the effective settlement of tax positions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in financial market prices and rates.
Foreign currency exposure
Translation risk
Our international operations’ operating expenses are primarily denominated in foreign currencies. However, our international sales are also primarily denominated in foreign currencies, which partially offsets our foreign currency exposure.
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in:

	Nine Months Ended September 30,
	2021	2020
(Decrease) increase in revenue	(4)%	(4)%
(Decrease) increase in net (loss)	(9)%	(13)%
Remeasurement risk
We experience transaction gains and losses from the remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the entities in which they are recorded.
We are primarily exposed to changes in foreign currency exchange rates associated with the Australian dollar, Euro, and U.S. dollar-denominated cash, cash equivalents, receivables, and intercompany balances held by our U.K. subsidiary, a British pound functional entity.
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Foreign currency gain (loss)	$(4,480)	$(6,326)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2021. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities
Common stock repurchased in the three months ended September 30, 2021:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
July 1, 2021 - July 31, 2021	46	$135.62	31	$52,603
August 1, 2021 - August 31, 2021	167	130.67	34	$48,204
September 1, 2021 - September 30, 2021	160	138.24	31	$44,005
	373	$134.52	96
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
ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	10-Q	3.1	November 4, 2014
3.2	Amended and Restated Bylaws of Pegasystems Inc.	8-K	3.2	June 15, 2020
10.1	Sublease, dated March 31, 2021 for Office Space at One Main Street, Cambridge, MA	10-Q	10.1	July 28, 2021
10.2**	Lease between Pegasystems Inc. and 275 Wyman LLC	8-K	10.1	July 9, 2021
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32++	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
++ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
** Certain portions of this exhibit are considered confidential and have been omitted as allowed under SEC rules and regulations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	October 27, 2021	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)