Form 10-Q
period 2022-03-31
PEGASYSTEMS INC
filed 2022-04-28
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 81,818,454 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on April 19, 2022.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$132,771	$159,965
Marketable securities	199,401	202,814
Total cash, cash equivalents, and marketable securities	332,172	362,779
Accounts receivable	171,181	182,717
Unbilled receivables	226,052	226,714
Other current assets	74,408	68,008
Total current assets	803,813	840,218
Unbilled receivables	135,975	129,789
Goodwill	82,031	81,923
Other long-term assets	516,661	541,601
Total assets	$1,538,480	$1,593,531
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,628	$15,281
Accrued expenses	63,401	63,890
Accrued compensation and related expenses	54,804	120,946
Deferred revenue	290,873	275,844
Other current liabilities	7,309	9,443
Total current liabilities	435,015	485,404
Convertible senior notes, net	591,440	590,722
Operating lease liabilities	90,699	87,818
Other long-term liabilities	14,658	13,499
Total liabilities	1,131,812	1,177,443
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 81,802 and 81,712 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	818	817
Additional paid-in capital	141,771	145,810
Retained earnings	273,615	276,449
Accumulated other comprehensive (loss)	(9,536)	(6,988)
Total stockholders’ equity	406,668	416,088
Total liabilities and stockholders’ equity	$1,538,480	$1,593,531

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended March 31,
	2022	2021
Revenue
Subscription services	$170,033	$143,419
Subscription license	137,533	111,509
Perpetual license	7,440	5,452
Consulting	61,301	53,119
Total revenue	376,307	313,499
Cost of revenue
Subscription services	32,030	28,343
Subscription license	622	620
Perpetual license	34	30
Consulting	55,511	53,454
Total cost of revenue	88,197	82,447
Gross profit	288,110	231,052
Operating expenses
Selling and marketing	162,236	148,739
Research and development	71,490	62,442
General and administrative	35,764	18,270
Total operating expenses	269,490	229,451
Income from operations	18,620	1,601
Foreign currency transaction gain (loss)	2,876	(5,098)
Interest income	207	153
Interest expense	(1,946)	(1,880)
(Loss) on capped call transactions	(30,560)	(19,117)
Other income, net	2,741	106
(Loss) before (benefit from) income taxes	(8,062)	(24,235)
(Benefit from) income taxes	(7,683)	(17,618)
Net (loss)	$(379)	$(6,617)
(Loss) per share
Basic	$0.00	$(0.08)
Diluted	$0.00	$(0.08)
Weighted-average number of common shares outstanding
Basic	81,680	81,004
Diluted	81,680	81,004

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (in thousands)
	Three Months Ended March 31,
	2022	2021
Net (loss)	$(379)	$(6,617)
Other comprehensive (loss) income, net of tax
Unrealized gain on available-for-sale securities	222	1,010
Foreign currency translation adjustments	(2,770)	(730)
Total other comprehensive (loss) income, net of tax	$(2,548)	$280
Comprehensive (loss)	$(2,927)	$(6,337)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2020	80,890	$809	$204,432	$339,879	$(2,948)	$542,172
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	(61,604)	9,399	—	(52,205)
Repurchase of common stock	(70)	(1)	(9,145)	—	—	(9,146)
Issuance of common stock for stock compensation plans	402	4	(25,513)	—	—	(25,509)
Issuance of common stock under the employee stock purchase plan	24	—	2,288	—	—	2,288
Stock-based compensation	—	—	30,100	—	—	30,100
Cash dividends declared ($0.03 per share)	—	—	—	(2,438)	—	(2,438)
Other comprehensive income	—	—	—	—	280	280
Net (loss)	—	—	—	(6,617)	—	(6,617)
March 31, 2021	81,246	$812	$140,558	$340,223	$(2,668)	$478,925

December 31, 2021	81,712	$817	$145,810	$276,449	$(6,988)	$416,088
Repurchase of common stock	(242)	(2)	(22,581)	—	—	(22,583)
Issuance of common stock for stock compensation plans	297	3	(12,131)	—	—	(12,128)
Issuance of common stock under the employee stock purchase plan	35	—	2,446	—	—	2,446
Stock-based compensation	—	—	28,227	—	—	28,227
Cash dividends declared ($0.03 per share)	—	—	—	(2,455)	—	(2,455)
Other comprehensive (loss)	—	—	—	—	(2,548)	(2,548)
Net (loss)	—	—	—	(379)	—	(379)
March 31, 2022	81,802	$818	$141,771	$273,615	$(9,536)	$406,668

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Three Months Ended March 31,
	2022	2021
Operating activities
Net (loss)	$(379)	$(6,617)
Adjustments to reconcile net (loss) to cash provided by operating activities
Stock-based compensation	28,227	30,100
Deferred income taxes	(9,295)	(15,068)
Loss on capped call transactions	30,560	19,117
Amortization of deferred commissions	17,221	11,496
Lease expense	3,919	3,238
Amortization of intangible assets and depreciation	4,171	7,006
Foreign currency transaction (gain) loss	(2,876)	5,098
Other non-cash	(1,100)	1,634
Change in operating assets and liabilities, net	(55,332)	(34,354)
Cash provided by operating activities	15,116	21,650
Investing activities
Purchases of investments	(33,690)	(21,051)
Proceeds from maturities and called investments	20,915	40,867
Sales of investments	13,350	2,450
Payments for acquisitions, net of cash acquired	—	(4,993)
Investment in property and equipment	(6,657)	(1,784)
Cash (used in) provided by investing activities	(6,082)	15,489
Financing activities
Proceeds from employee stock purchase plan	2,446	2,288
Dividend payments to stockholders	(2,454)	(2,427)
Common stock repurchases	(35,910)	(34,655)
Cash (used in) financing activities	(35,918)	(34,794)
Effect of exchange rate changes on cash and cash equivalents	(310)	(1,536)
Net (decrease) increase in cash and cash equivalents	(27,194)	809
Cash and cash equivalents, beginning of period	159,965	171,899
Cash and cash equivalents, end of period	$132,771	$172,708

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.
In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.
All intercompany transactions and balances were eliminated in consolidation. The operating results for the interim periods presented do not necessarily indicate the expected results for the full year 2022.
Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.
NOTE 2. MARKETABLE SECURITIES

	March 31, 2022				December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$2,000	$—	$(47)	$1,953	$2,000	$—	$(10)	$1,990
Corporate debt	200,371	7	(2,930)	197,448	201,659	2	(837)	200,824
	$202,371	$7	$(2,977)	$199,401	$203,659	$2	$(847)	$202,814
As of March 31, 2022, marketable securities’ maturities ranged from April 2022 to September 2024, with a weighted-average remaining maturity of 1.02 years.
NOTE 3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	March 31, 2022	December 31, 2021
Accounts receivable	$171,181	$182,717
Unbilled receivables	226,052	226,714
Long-term unbilled receivables	135,975	129,789
	$533,208	$539,220
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables by expected billing date:

(Dollars in thousands)	March 31, 2022
1 year or less	$226,052	62%
1-2 years	88,003	25%
2-5 years	47,972	13%
	$362,027	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	March 31, 2022
2022	$72,143	20%
2021	163,869	45%
2020	77,585	21%
2019	27,163	8%
2018 and prior	21,267	6%
	$362,027	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Major clients
Clients accounting for 10% or more of the Company’s total receivables:

	March 31, 2022	December 31, 2021
Client A
Accounts receivable	4%	1%
Unbilled receivables	15%	15%
Total receivables	11%	10%
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	March 31, 2022	December 31, 2021
Contract assets (1)	$11,765	$12,530
Long-term contract assets (2)	10,292	10,643
	$22,057	$23,173
(1) Included in other current assets. (2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	March 31, 2022	December 31, 2021
Deferred revenue	$290,873	$275,844
Long-term deferred revenue (1)	6,612	5,655
	$297,485	$281,499
(1) Included in other long-term liabilities.
The change in deferred revenue in the three months ended March 31, 2022 was primarily due to new billings in advance of revenue recognition and $124.9 million of revenue recognized during the period that was included in deferred revenue as of December 31, 2021.
NOTE 4. DEFERRED COMMISSIONS

(in thousands)	March 31, 2022	December 31, 2021
Deferred commissions (1)	$125,220	$135,911
(1) Included in other long-term assets.

	Three Months Ended March 31,
(in thousands)	2022	2021
Amortization of deferred commissions (1)	$17,221	$11,496
(1) Included in selling and marketing expense.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. GOODWILL AND OTHER INTANGIBLES
Goodwill
Change in goodwill:

Three Months Ended March 31,
(in thousands)	2022
January 1,	$81,923
Acquisition	—
Currency translation adjustments	108
March 31,	$82,031
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		March 31, 2022
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,142	$(57,662)	$5,480
Technology	2-10 years	67,142	(59,531)	7,611
Other	1-5 years	5,361	(5,361)	—
		$135,645	$(122,554)	$13,091
(1) Included in other long-term assets.

		December 31, 2021
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,165	$(57,342)	$5,823
Technology	2-10 years	67,142	(58,902)	8,240
Other	1-5 years	5,361	(5,361)	—
		$135,668	$(121,605)	$14,063
(1) Included in other long-term assets.
Amortization of intangible assets:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$629	$629
Selling and marketing	343	373
	$972	$1,002
Future estimated intangibles assets amortization:

(in thousands)	March 31, 2022
Remainder of 2022	$2,914
2023	3,618
2024	2,849
2025	2,509
2026	874
2027	327
$13,091
NOTE 6. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	March 31, 2022	December 31, 2021
Income tax receivables	$27,679	$25,691
Contract assets	11,765	12,530
Other	34,964	29,787
	$74,408	$68,008

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term assets

(in thousands)	March 31, 2022	December 31, 2021
Deferred income taxes	$188,155	$180,656
Deferred commissions	125,220	135,911
Right of use assets	87,212	87,521
Capped call transactions	29,404	59,964
Property and equipment	28,603	26,837
Intangible assets	13,091	14,063
Contract assets	10,292	10,643
Other	34,684	26,006
	$516,661	$541,601
Other current liabilities

(in thousands)	March 31, 2022	December 31, 2021
Operating lease liabilities	$4,855	$6,989
Dividends payable	2,454	2,454
	$7,309	$9,443
Other long-term liabilities

(in thousands)	March 31, 2022	December 31, 2021
Deferred revenue	$6,612	$5,655
Other	8,046	7,844
	$14,658	$13,499
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
Expense

	Three Months Ended March 31,
(in thousands)	2022	2021
Fixed lease costs (1)	$5,093	$300
Short-term lease costs	806	459
Variable lease costs	764	1,387
	$6,663	$2,146
(1) The lower fixed lease costs in the three months ended March 31, 2021 was due to the modification of the corporate headquarters lease.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Right of use assets and lease liabilities

(in thousands)	March 31, 2022	December 31, 2021
Right of use assets (1)	$87,212	$87,521
Operating lease liabilities (2)	$4,855	$6,989
Long-term operating lease liabilities	$90,699	$87,818

(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets.
(2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term	7.5 years	7.7 years
Weighted-average discount rate (1)	4.3%	4.4%

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
Maturities of lease liabilities:

(in thousands)	March 31, 2022
Remainder of 2022	$3,887
2023	20,317
2024	17,141
2025	14,352
2026	10,664
2027 and thereafter	48,381
Total lease payments	114,742
Less: imputed interest (1)	(19,188)
$95,554
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for leases	$3,650	$6,716
Right of use assets recognized for new leases and amendments (non-cash)	$3,854	$714
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
As of March 31, 2022, the Notes were not eligible for conversion.
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

Carrying value of the Notes:

(in thousands)	March 31, 2022	December 31, 2021
Principal	$600,000	$600,000
Unamortized issuance costs	(8,560)	(9,278)
Convertible senior notes, net	$591,440	$590,722

Interest expense related to the Notes:

	Three Months Ended March 31,
(in thousands)	2022	2021
Contractual interest expense (0.75% coupon)	$1,125	$1,125
Amortization of issuance costs	719	673
	$1,844	$1,798

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective interest rate for the Notes:

	Three Months Ended March 31,
	2022	2021
Weighted-average effective interest rate	1.2%	1.2%
Future payments of principal and contractual interest:

	March 31, 2022
(in thousands)	Principal	Interest	Total
Remainder of 2022	$—	$2,250	$2,250
2023	—	4,500	4,500
2024	—	4,500	4,500
2025	600,000	2,250	602,250
	$600,000	$13,500	$613,500
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover approximately 4.4 million shares (representing the number of shares for which the Notes are initially convertible) of the Company’s common stock. The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The cap price of the Capped Call Transactions is subject to adjustment upon specified extraordinary events affecting the Company, including mergers and tender offers.
The Capped Call Transactions are accounted for as derivative instruments and do not qualify for the Company’s own equity scope exception in ASC 815 since, in some cases of early settlement, the settlement value of the Capped Call Transactions, calculated following the governing documents, may not represent a fair value measurement. The Capped Call Transactions are classified as other long-term assets and remeasured to fair value each reporting period, resulting in a non-operating gain or loss.
Change in capped call transactions:

	Three Months Ended March 31,
(in thousands)	2022	2021
January 1,	$59,964	$83,597
Fair value adjustment	(30,560)	(19,117)
March 31,	$29,404	$64,480
Credit facility
In November 2019, and as since amended, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. The Company may use borrowings for general corporate purposes and to finance working capital needs. Subject to specific conditions, the Credit Facility allows the Company to increase the aggregate commitment to $200 million. The commitments expire on November 4, 2024, and any outstanding loans will be payable on such date. The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions.
The Company is required to comply with financial covenants, including:
•Beginning with the fiscal quarter ended March 31, 2022 and ending with the fiscal quarter ended December 31, 2022, Pegasystems Inc. must maintain at least $200 million in cash, investments, and availability under the Revolving Credit Loan.
•Beginning with the quarter ended March 31, 2023, a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0.
As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility.
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
The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. The valuation model use various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield. The Company applies judgment when determining expected volatility. The Company considers both historical and implied volatility levels of the underlying equity security. The Company’s venture investments are recorded at fair value based on multiple valuation methods, including observable public companies and transaction prices and unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds.
Assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$19,626	$—	$—	$19,626	$3,216	$—	$—	$3,216
Marketable securities	$—	$199,401	$—	$199,401	$—	$202,814	$—	$202,814
Capped Call Transactions (1)	$—	$29,404	$—	$29,404	$—	$59,964	$—	$59,964
Venture investments (1) (2)	$—	$—	$12,830	$12,830	$—	$—	$7,648	$7,648
(1) Included in other long-term assets. (2) Investments in privately-held companies.
Changes in venture investments:

	Three Months Ended March 31,
(in thousands)	2022	2021
January 1,	$7,648	$8,345
New investments	—	500
Sales of investments	—	(400)
Changes in foreign exchange rates	(61)	(9)
Changes in fair value:
included in other income	2,741	100
included in other comprehensive income	2,502	1,220
March 31,	$12,830	$9,756
The carrying value of certain other financial instruments, including receivables and accounts payable, approximates fair value due to these items’ short maturity.
Fair value of the Notes
The Notes’ fair value (including the conversion feature embedded in the Notes) was $573.0 million as of March 31, 2022 and $642.0 million as of December 31, 2021. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.
NOTE 10. REVENUE
Geographic revenue

	Three Months Ended March 31,
(Dollars in thousands)	2022		2021
U.S.	$217,272	58%	$194,568	62%
Other Americas	45,751	12%	11,901	4%
United Kingdom (“U.K.”)	30,932	8%	28,212	9%
Europe (excluding U.K.), Middle East, and Africa	49,136	13%	51,659	16%
Asia-Pacific	33,216	9%	27,159	9%
	$376,307	100%	$313,499	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue streams

	Three Months Ended March 31,
(in thousands)	2022	2021
Perpetual license	$7,440	$5,452
Subscription license	137,533	111,509
Revenue recognized at a point in time	144,973	116,961
Maintenance	79,716	75,561
Pega Cloud	90,317	67,858
Consulting	61,301	53,119
Revenue recognized over time	231,334	196,538
Total revenue	$376,307	$313,499

	Three Months Ended March 31,
(in thousands)	2022	2021
Pega Cloud	$90,317	$67,858
Maintenance	79,716	75,561
Subscription services	170,033	143,419
Subscription license	137,533	111,509
Subscription	307,566	254,928
Perpetual license	7,440	5,452
Consulting	61,301	53,119
	$376,307	$313,499
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of March 31, 2022:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$228,984	$329,857	$47,428	$7,281	$40,661	$654,211	55%
1-2 years	63,870	208,875	16,111	4,505	10,955	304,316	26%
2-3 years	33,617	106,156	2,422	2,252	3,876	148,323	13%
Greater than 3 years	22,611	44,596	1,758	—	522	69,487	6%
	$349,082	$689,484	$67,719	$14,038	$56,014	$1,176,337	100%
As of March 31, 2021:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$220,100	$252,104	$41,025	$9,649	$21,068	$543,946	55%
1-2 years	52,366	187,456	9,874	629	914	251,239	26%
2-3 years	33,337	91,861	7,055	—	1,756	134,009	14%
Greater than 3 years	16,834	32,895	377	—	510	50,616	5%
	$322,637	$564,316	$58,331	$10,278	$24,248	$979,810	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11. STOCK-BASED COMPENSATION
Expense

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$6,378	$5,925
Selling and marketing	10,958	13,720
Research and development	7,346	6,770
General and administrative	3,545	3,685
	$28,227	$30,100
Income tax benefit	$(5,311)	$(5,991)
As of March 31, 2022, the Company had $200.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.3 years.
Grants

	Three Months Ended March 31, 2022
(in thousands)	Shares	Total Fair Value
Restricted stock units	1,096	$94,538
Non-qualified stock options	2,212	$60,514
NOTE 12. INCOME TAXES
Effective income tax rate

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
(Benefit from) income taxes	$(7,683)	$(17,618)
Effective income tax benefit rate	95%	73%
The change in the effective income tax benefit rate was primarily due to the impact of discrete tax items which were proportionately larger on a lower loss before income taxes.
Stock-based compensation increases the variability of our effective tax rates. The impact of stock-based compensation on a given period depends on our profitability, the attributes of the stock compensation awards the Company grants, and award holders' exercise behavior.
NOTE 13. (LOSS) PER SHARE
Basic (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.
Calculation of (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net (loss)	$(379)	$(6,617)
Weighted-average common shares outstanding	81,680	81,004
(Loss) per share, basic	$0.00	$(0.08)

Net (loss)	$(379)	$(6,617)
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	81,680	81,004
(Loss) per share, diluted	$0.00	$(0.08)

Outstanding anti-dilutive stock options and RSUs (4)	4,178	6,465
(1) In periods of loss, all dilutive securities are excluded as their inclusion would be anti-dilutive.
(2) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue an additional approximately 4.4 million shares.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) The Company’s Capped Call Transactions represent the equivalent of approximately 4.4 million shares of the Company’s common stock (representing the number of shares for which the Notes are initially convertible). The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
(4) Outstanding stock options and RSUs that were anti-dilutive under the treasury stock method in the period were excluded from the computation of diluted (loss) per share. These awards may be dilutive in the future.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Commitments
See "Note 7. Leases" for additional information.
Legal Proceedings
In addition to the matters below, the Company is, or may become, involved in a variety of claims, demands, suits, investigations, and proceedings that arise from time to time relating to matters incidental to the ordinary course of the Company’s business, including actions concerning contracts, intellectual property, employment, benefits, and securities matters. Regardless of the outcome, legal disputes can have a material effect on the Company because of defense and settlement costs, diversion of management resources, and other factors.
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that our estimates will change in the near term and the effect may be material.
As of March 31, 2022 and December 31, 2021, the Company has no accrued losses for litigation.
Pegasystems Inc. v. Appian Corp. & Business Process Management Inc.
On July 3, 2019, the Company filed suit in Massachusetts federal court against Appian Corp. (“Appian”) and Business Process Management, Inc. (“BPM”) relating to a BPM “Market Report” that Appian had used to promote itself against the Company. Pegasystems Inc. v. Appian Corp. & Business Process Management Inc., No. 1:19-cv-11461 (D. Mass). On April 15, 2022, each of the parties filed motions for summary judgment with the court. The Company continues to believe the counterclaims brought by Appian against the Company are without merit, and the Company intends to vigorously pursue its claims against Appian and defend against the counterclaims brought against the Company in this matter. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the Company’s belief that the damages claimed by Appian fail to satisfy the required legal standard, the status of the proceeding, and due to the uncertainty as to how a jury may rule if this ultimately proceeds to trial.
Appian Corp. v. Pegasystems Inc. & Youyong Zou
As previously reported, the Company is a defendant in litigation brought by Appian that is currently being tried in Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). The jury trial began on March 21, 2022. On April 13, 2022, Appian withdrew its claim against the Company for tortious interference with business expectancy. On that same day, in the course of making determinations on various motions, the Court stated that if the jury finds that the Company misappropriated information that constituted Appian trade secrets and finds that the Company incorporated those trade secrets into the Company’s products or the Company’s marketing materials, the burden will then shift to the Company to prove that the sales Appian seeks as damages were not the result of the alleged misappropriation and use of the alleged trade secrets. This legal standard has not previously been adopted by the Virginia courts. The Company continues to believe that its sales of the products at issue were not caused by, or the result of, the alleged misappropriation of trade secrets, and is submitting evidence to the jury to that effect. The Company is unable to reasonably estimate possible damages because, among other things, of the uncertainty as to how a jury may decide and the parties’ existing grounds for appeal based on rulings to date in the proceeding.

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
•reliance on key personnel;
•global economic and political conditions and uncertainty, including continued impacts from the ongoing COVID-19 pandemic and the war in Ukraine;
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
•our client retention rate; and
•management of our growth.
These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, Part II of this Quarterly Report on Form 10-Q, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”).
Except as required by applicable law, we do not undertake and expressly disclaim any obligation to update or revise these forward-looking statements publicly, whether due to new information, future events, or otherwise.
The forward-looking statements in this Quarterly Report represent our views as of April 28, 2022.
BUSINESS OVERVIEW
We develop, market, license, host, and support enterprise software that helps organizations simplify business complexity. Our powerful low-code platform for workflow automation and AI-powered decisioning enables the world’s leading brands and government agencies to hyper-personalize customer experiences, streamline customer service, and automate mission-critical business processes and workflows. With Pega, our clients can leverage our intelligent technology and scalable architecture to accelerate their digital transformation. In addition, our client success teams, world-class partners, and clients themselves leverage our Pega Express™ methodology to design and deploy mission-critical applications quickly and collaboratively.
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
Subscription transition
We are transitioning our business to sell software primarily through subscription arrangements. Until we fully complete our subscription transition, which we expect will occur in 2023, our revenue and operating cash flow may be impacted. Operating performance and the actual mix of revenue and new arrangements in each period can fluctuate based on client preferences for our perpetual and subscription offerings. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Coronavirus (“COVID-19”)
As of March 31, 2022, COVID-19 has not had a material impact on our results of operations or financial condition. See “Coronavirus (“COVID-19”)” in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Ukraine
Our direct financial exposure to Ukraine, Russia, and Belarus is not material.
In 2021, before Russia's invasion of Ukraine, we made a business decision to stop pursuing new clients in Russia and closed our local office. For the year ended December 31, 2021 total revenue from clients located in Ukraine, Russia, and Belarus was less than $4.0 million. However, the ultimate impact of Russia’s invasion of Ukraine on our business will depend on future developments, including the duration and spread of the conflict, the impact on our people, partners, clients, and vendors in neighboring countries, and globally, all of which are uncertain and unpredictable.
Performance metrics
We use performance metrics to analyze and assess our overall performance, make operating decisions, and forecast and plan for future periods, including:
Annual contract value (“ACV”) | Increased 21% since March 31, 2021
ACV represents the annualized value of our active contracts as of the measurement date. The contract's total value is divided by its duration in years to calculate ACV for subscription license and Pega Cloud contracts. Maintenance revenue for the quarter then ended is multiplied by four to calculate ACV for maintenance. ACV is a performance measure that we believe provides useful information to our management and investors, particularly during our subscription transition.
Foreign currency exchange rate changes were a 1% to 2% headwind to ACV growth since March 31, 2021.

Remaining performance obligations (“Backlog”) | Increased 20% since March 31, 2021
Expected future revenue from existing non-cancellable contracts:
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
For more information about our critical accounting policies, we encourage you to read the discussion in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2021:
•“Critical Accounting Estimates and Significant Judgments” in Item 7; and
•“Note 2. Significant Accounting Policies” in Item 8.
There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
RESULTS OF OPERATIONS
Revenue
Subscription transition
We are transitioning our business to sell software primarily through subscription arrangements. This transition has impacted revenue growth as revenue is recognized differently for subscription services than license sales. Revenue from Pega Cloud and maintenance arrangements is typically recognized over the contract term, while revenue from license sales is recognized when the license rights become effective, typically upfront.

(Dollars in thousands)	Three Months Ended March 31,				Change
	2022		2021
Pega Cloud	$90,317	24%	$67,858	22%	$22,459	33%
Maintenance	79,716	21%	75,561	23%	4,155	5%
Subscription services	170,033	45%	143,419	45%	26,614	19%
Subscription license	137,533	37%	111,509	36%	26,024	23%
Subscription	307,566	82%	254,928	81%	52,638	21%
Perpetual license	7,440	2%	5,452	2%	1,988	36%
Consulting	61,301	16%	53,119	17%	8,182	15%
	$376,307	100%	$313,499	100%	$62,808	20%
The revenue changes in the three months ended March 31, 2022 generally reflect the impact of our subscription transition. Other factors impacting our revenue include:
•The increase in perpetual revenue in the three months ended March 31, 2022 was primarily due to license rights becoming effective in the three months ended March 31, 2022 related to software license contracts entered into in prior years.
•The increase in consulting revenue in the three months ended March 31, 2022 was primarily due to an increase in consultant billable hours in North America.
Gross profit

(Dollars in thousands)	Three Months Ended March 31,				Change
	2022		2021
Pega Cloud	$63,418	70%	$45,301	67%	$18,117	40%
Maintenance	74,585	94%	69,775	92%	4,810	7%
Subscription services	138,003	81%	115,076	80%	22,927	20%
Subscription license	136,911	100%	110,889	99%	26,022	23%
Subscription	274,914	89%	225,965	89%	48,949	22%
Perpetual license	7,406	100%	5,422	99%	1,984	37%
Consulting	5,790	9%	(335)	(1)%	6,125	*
	$288,110	77%	$231,052	74%	$57,058	25%
* not meaningful
•The increases in gross profit and gross profit percent in the three months ended March 31, 2022 were primarily due to the impact of our subscription transition, revenue growth, and cost-efficiency gains as Pega Cloud grows and scales.
•The increase in consulting gross profit percent in the three months ended March 31, 2022 was due to an increase in consultant realization rates in North America.
Operating expenses

(Dollars in thousands)	Three Months Ended March 31,				Change
	2022		2021
		% of Revenue		% of Revenue
Selling and marketing	$162,236	43%	$148,739	47%	$13,497	9%
Research and development	$71,490	19%	$62,442	20%	$9,048	14%
General and administrative	$35,764	10%	$18,270	6%	$17,494	96%
•The increase in selling and marketing in the three months ended March 31, 2022 was primarily due to an increase in compensation and benefits of $8.9 million and an increase in employee travel and entertainment of $2.6 million.
•The increase in research and development in the three months ended March 31, 2022 was primarily due to an increase in compensation and benefits of $5.7 million, attributable to increases in headcount and incentive compensation. The increase in headcount reflects additional investments in developing our solutions, particularly for Pega Cloud.
•The increase in general and administrative in the three months ended March 31, 2022 was primarily due to an increase of $15.4 million in legal fees and related expenses arising from proceedings outside the ordinary course of business. We have incurred and expect to continue to incur additional expenses for these proceedings in 2022. See "Note 14. Commitments and Contingencies" in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information.

Other income and expenses

(Dollars in thousands)	Three Months Ended March 31,		Change
	2022	2021
Foreign currency transaction gain (loss)	$2,876	$(5,098)	$7,974	*
Interest income	207	153	54	35%
Interest expense	(1,946)	(1,880)	(66)	(4)%
(Loss) on capped call transactions	(30,560)	(19,117)	(11,443)	(60)%
Other income, net	2,741	106	2,635	2,486%
	$(26,682)	$(25,836)	$(846)	(3)%
* not meaningful
•The increase in foreign currency transaction gain (loss) in the three months ended March 31, 2022 was primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency-denominated cash, receivables, and intercompany balances held by our subsidiary in the United Kingdom.
•The increase in interest income in the three months ended March 31, 2022 was primarily due to increases in market interest rates.
•The increase in the (loss) on capped call transactions in the three months ended March 31, 2022, was due to fair value adjustments for our capped call transactions. See "Note 9. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report for additional information.
•The increase in other income, net in the three months ended March 31, 2022, was due to fair value adjustments on equity securities held in our venture investments portfolio in the three months ended March 31, 2021.
(Benefit from) income taxes

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
(Benefit from) income taxes	$(7,683)	$(17,618)
Effective income tax benefit rate	95%	73%
During the three months ended March 31, 2022, the change in our effective income tax benefit rate was primarily due to the impact of discrete tax items which were proportionately larger on a lower loss before income taxes.
Stock-based compensation increases the variability of our effective tax rates. The impact on our effective tax rate in each period depends on our profitability and the tax deductions from our stock compensation activity, which depend upon our stock price and the award holders' exercise behavior.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$15,116	$21,650
Investing activities	(6,082)	15,489
Financing activities	(35,918)	(34,794)
Effect of exchange rates on cash and cash equivalents	(310)	(1,536)
Net (decrease) increase in cash and cash equivalents	$(27,194)	$809

(in thousands)	March 31, 2022	December 31, 2021
Held by U.S. entities	$251,554	$274,813
Held by foreign entities	80,618	87,966
Total cash, cash equivalents, and marketable securities	$332,172	$362,779
We believe that our current cash, cash flow from operations, and borrowing capacity will be sufficient to fund our operations, stock repurchases, and quarterly cash dividends for at least the next 12 months and to meet our known long-term cash requirements. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. We may utilize available funds or seek additional external financing if we require additional capital resources.
If it becomes necessary to repatriate foreign funds, we may have to pay U.S. and foreign taxes upon repatriation. However, due to the complexity of income tax laws and regulations, it is impracticable to estimate the amount of taxes we would have to pay.

Operating activities
We are transitioning our business to sell software primarily through subscription arrangements. This transition has impacted and is expected to continue impacting our billings and cash collections, as the timing of billings and cash collections generally differs between our subscription and perpetual license arrangements. Subscription licenses and services are generally billed and collected over the contract term, while perpetual license arrangements usually are billed and collected upfront when the license rights become effective.
The change in cash provided by operating activities in the three months ended March 31, 2022 was primarily due to our subscription transition and increased costs as we made investments in our Pega Cloud offering and selling and marketing activities to support future growth. In addition, in the three months ended March 31, 2022 we incurred $17.4 million in legal fees and related expenses arising from proceedings that originated outside of the ordinary course of business. We expect to continue to incur additional expenses for these proceedings. See "Note 14. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report for additional information.
Investing activities
The change in cash (used in) provided by investing activities in the three months ended March 31, 2022 was primarily driven by our investments in financial instruments and an acquisition in 2021.
Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025.

(in thousands)	Amount
Principal	$600,000
Less: issuance costs	(14,527)
Less: Capped Call Transactions	(51,900)
$533,573
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement with PNC Bank, National Association. As of March 31, 2022, we had no outstanding borrowings under the Credit Facility. See "Note 8. Debt" in Part I, Item 1 of this Quarterly Report for additional information.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Three Months Ended March 31, 2022
December 31, 2021	$22,583
Authorizations (1)	—
Repurchases (2)	(22,583)
March 31, 2022	$—
(1) On June 8, 2021, we announced that our Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2022 and increased the remaining common stock repurchase authority to $60 million.
(2) All purchases under this program have been made on the open market.
Common stock repurchases

	Three Months Ended March 31,
	2022		2021
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	242	$22,583	67	$8,846
Repurchases unpaid at period end	—	—	3	300
Stock repurchase program	242	22,583	70	9,146
Tax withholdings for net settlement of equity awards	141	12,128	197	25,509
	383	$34,711	267	$34,655
During the three months ended March 31, 2022 and 2021, instead of receiving cash from the equity holders, we withheld shares with a value of $6.1 million and $10.1 million, respectively, for the exercise price of options. These amounts are not included in the table above.

Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Three Months Ended March 31,
(in thousands)	2022	2021
Dividend payments to stockholders	$2,454	$2,427
Contractual obligations
As of March 31, 2022, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2022	2023	2024	2025	2026	2027 and thereafter	Other	Total
Convertible senior notes (1)	$2,250	$4,500	$4,500	$602,250	$—	$—	$—	$613,500
Purchase obligations (2)	49,936	14,311	9,198	13,072	13,750	—	—	100,267
Operating lease obligations	3,887	20,317	17,141	14,352	10,664	48,381	—	114,742
Liability for uncertain tax positions (3)	—	—	—	—	—	—	1,705	1,705
	$56,073	$39,128	$30,839	$629,674	$24,414	$48,381	$1,705	$830,214
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in:

	Three Months Ended March 31,
	2022	2021
(Decrease) increase in revenue	(3)%	(4)%
Increase (decrease) in net income	186%	20%
Remeasurement risk
We incur transaction gains and losses from the remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the entities in which they are recorded.
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Three Months Ended March 31,
(in thousands)	2022	2021
Foreign currency gain (loss)	$(7,937)	$(7,522)

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2022. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information contains an update to the description of our pending legal proceedings with Appian Corp., as described in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 16, 2022.
Pegasystems Inc. v. Appian Corp. & Business Process Management Inc.
On July 3, 2019, the Company filed suit in Massachusetts federal court against Appian Corp. (“Appian”) and Business Process Management, Inc. (“BPM”) relating to a BPM “Market Report” that Appian had used to promote itself against the Company. Pegasystems Inc. v. Appian Corp. & Business Process Management Inc., No. 1:19-cv-11461 (D. Mass). On April 15, 2022, each of the parties filed motions for summary judgment with the court. The Company continues to believe the counterclaims brought by Appian against the Company are without merit, and the Company intends to vigorously pursue its claims against Appian and defend against the counterclaims brought against the Company in this matter. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the Company’s belief that the damages claimed by Appian fail to satisfy the required legal standard, the status of the proceeding, and due to the uncertainty as to how a jury may rule if this ultimately proceeds to trial.
Appian Corp. v. Pegasystems Inc. & Youyong Zou
As previously reported, the Company is a defendant in litigation brought by Appian that is currently being tried in Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). The jury trial began on March 21, 2022. On April 13, 2022, Appian withdrew its claim against the Company for tortious interference with business expectancy. On that same day, in the course of making determinations on various motions, the Court stated that if the jury finds that the Company misappropriated information that constituted Appian trade secrets and finds that the Company incorporated those trade secrets into the Company’s products or the Company’s marketing materials, the burden will then shift to the Company to prove that the sales Appian seeks as damages were not the result of the alleged misappropriation and use of the alleged trade secrets. This legal standard has not previously been adopted by the Virginia courts. The Company continues to believe that its sales of the products at issue were not caused by, or the result of, the alleged misappropriation of trade secrets, and is submitting evidence to the jury to that effect. The Company is unable to reasonably estimate possible damages because, among other things, of the uncertainty as to how a jury may decide and the parties’ existing grounds for appeal based on rulings to date in the proceeding.
ITEM 1A.     RISK FACTORS
The risk factors set forth below update the risk factors in our Annual Report on Form 10-K filed with the SEC on February 16, 2022.
In addition to the risk factors set forth below, we encourage you to carefully consider the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission. These risk factors could materially affect our business, financial condition, and future results, and may cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management.
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
Other companies or individuals have obtained proprietary rights covering a variety of designs, processes, and systems. Third parties have claimed and may in the future claim that we have infringed or otherwise violated their intellectual property. We are currently party to litigation with Appian Corp. - see Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report, and Part I, Item 3 “Legal Proceedings” and Note 19 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report filed with the SEC on February 16, 2022.

Although we attempt to limit the amount and type of our contractual liability for infringement or other violation of the proprietary rights of third parties and assert ownership of work product and intellectual property rights as appropriate, there are often exceptions, and limitations may not be applicable and enforceable in all cases. Even if limitations are found to be applicable and enforceable, our liability to our clients for these types of claims could be material given the size of certain of our transactions. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment and delivery delays, require us to enter into royalty or licensing agreements, or preclude us from making and selling the infringing software, if such proprietary rights are found to be valid. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require substantial effort and cost. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively, which could have a material effect upon our business, operating results, and financial condition.
Intellectual property rights claims by third parties are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies can dedicate greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may, therefore, provide little or no deterrence. Third parties have claimed and may claim in the future that we have misappropriated, misused, or infringed other parties' intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property claims. We are currently party to litigation with Appian Corp. - see Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report, and Part I, Item 3 “Legal Proceedings” and Note 19 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report filed with the SEC on February 16, 2022.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities
Common stock repurchased in the three months ended March 31, 2022:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
January 1, 2022 - January 31, 2022	118	$99.46	101	$12,584
February 1, 2022 - February 28, 2022	141	90.97	103	$3,085
March 1, 2022 - March 31, 2022	196	82.52	38	$—
	455	$89.54	242
(1) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2) On June 8, 2021, we announced that our Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2022 and increased the remaining stock repurchase authority to $60 million. See "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report for additional information.
ITEM 5. OTHER INFORMATION
Effective on March 31, 2022, we entered into an amendment (the “Amendment”) to our $100 million senior secured revolving credit agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Amendment modifies the financial covenants as reflected in Note 8. Debt of Part I, Item 1 of this Quarterly Report on Form 10-Q and transitions the Credit Agreement from the U.S. dollar London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) for floating rate loan commitments under the Credit Agreement.

The description of the Credit Agreement contained herein is qualified in its entirety by reference to the Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	10-Q	3.1	November 4, 2014
3.2	Amended and Restated Bylaws of Pegasystems Inc.	8-K	3.2	June 15, 2020
10.1**	Amendment to Loan Documents, effective March 31, 2022, between Pegasystems Inc. and PNC Bank, National Association.				X
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32++	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

Pegasystems Inc.

Dated:	April 28, 2022	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)