Form 10-Q
period 2022-06-30
PEGASYSTEMS INC
filed 2022-07-27
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 81,952,276 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on July 19, 2022.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$109,275	$159,965
Marketable securities	187,613	202,814
Total cash, cash equivalents, and marketable securities	296,888	362,779
Accounts receivable	171,556	182,717
Unbilled receivables	201,130	226,714
Other current assets	70,633	68,008
Total current assets	740,207	840,218
Unbilled receivables	115,901	129,789
Goodwill	81,717	81,923
Other long-term assets	320,557	541,601
Total assets	$1,258,382	$1,593,531
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,465	$15,281
Accrued expenses	63,120	63,890
Accrued compensation and related expenses	73,945	120,946
Deferred revenue	269,121	275,844
Other current liabilities	7,800	9,443
Total current liabilities	435,451	485,404
Convertible senior notes, net	592,161	590,722
Operating lease liabilities	84,170	87,818
Other long-term liabilities	12,821	13,499
Total liabilities	1,124,603	1,177,443
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 81,940 and 81,712 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	819	817
Additional paid-in capital	170,251	145,810
(Accumulated deficit) retained earnings	(15,140)	276,449
Accumulated other comprehensive (loss)	(22,151)	(6,988)
Total stockholders’ equity	133,779	416,088
Total liabilities and stockholders’ equity	$1,258,382	$1,593,531

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Subscription services	$171,832	$152,075	$341,865	$295,494
Subscription license	41,600	104,296	179,133	215,805
Perpetual license	2,266	12,596	9,706	18,048
Consulting	58,639	56,735	119,940	109,854
Total revenue	274,337	325,702	650,644	639,201
Cost of revenue
Subscription services	36,533	29,046	68,563	57,389
Subscription license	673	585	1,295	1,205
Perpetual license	36	71	70	101
Consulting	57,873	54,829	113,384	108,283
Total cost of revenue	95,115	84,531	183,312	166,978
Gross profit	179,222	241,171	467,332	472,223
Operating expenses
Selling and marketing	157,198	156,423	319,434	305,162
Research and development	74,341	64,395	145,831	126,837
General and administrative	32,723	19,161	68,487	37,431
Total operating expenses	264,262	239,979	533,752	469,430
(Loss) income from operations	(85,040)	1,192	(66,420)	2,793
Foreign currency transaction gain (loss)	1,713	(403)	4,589	(5,501)
Interest income	309	236	516	389
Interest expense	(1,944)	(1,959)	(3,890)	(3,839)
(Loss) income on capped call transactions	(18,945)	26,309	(49,505)	7,192
Other income, net	3,785	—	6,526	106
(Loss) income before provision for (benefit from) income taxes	(100,122)	25,375	(108,184)	1,140
Provision for (benefit from) income taxes	186,174	(11,916)	178,491	(29,534)
Net (loss) income	$(286,296)	$37,291	$(286,675)	$30,674
(Loss) earnings per share
Basic	$(3.50)	$0.46	$(3.51)	$0.38
Diluted	$(3.50)	$0.43	$(3.51)	$0.36
Weighted-average number of common shares outstanding
Basic	81,847	81,316	81,764	81,161
Diluted	81,847	90,320	81,764	86,006

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(286,296)	$37,291	$(286,675)	$30,674
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale securities	(1,149)	121	(927)	1,131
Foreign currency translation adjustments	(11,466)	1,461	(14,236)	731
Total other comprehensive (loss) income, net of tax	$(12,615)	$1,582	$(15,163)	$1,862
Comprehensive (loss) income	$(298,911)	$38,873	$(301,838)	$32,536

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2020	80,890	$809	$204,432	$339,879	$(2,948)	$542,172
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	(61,604)	9,399	—	(52,205)
Repurchase of common stock	(70)	(1)	(9,145)	—	—	(9,146)
Issuance of common stock for stock compensation plans	402	4	(25,513)	—	—	(25,509)
Issuance of common stock under the employee stock purchase plan	24	—	2,288	—	—	2,288
Stock-based compensation	—	—	30,100	—	—	30,100
Cash dividends declared ($0.03 per share)	—	—	—	(2,438)	—	(2,438)
Other comprehensive income	—	—	—	—	280	280
Net (loss)	—	—	—	(6,617)	—	(6,617)
March 31, 2021	81,246	$812	$140,558	$340,223	$(2,668)	$478,925
Repurchase of common stock	(81)	(1)	(10,245)	—	—	(10,246)
Issuance of common stock for stock compensation plans	267	3	(16,199)	—	—	(16,196)
Issuance of common stock under the employee stock purchase plan	24	1	2,858	—	—	2,859
Stock-based compensation	—	—	30,698	—	—	30,698
Cash dividends declared ($0.03 per share)	—	—	—	(2,445)	—	(2,445)
Other comprehensive income	—	—	—	—	1,582	1,582
Net income	—	—	—	37,291	—	37,291
June 30, 2021	81,456	$815	$147,670	$375,069	$(1,086)	$522,468

December 31, 2021	81,712	$817	$145,810	$276,449	$(6,988)	$416,088
Repurchase of common stock	(242)	(2)	(22,581)	—	—	(22,583)
Issuance of common stock for stock compensation plans	297	3	(12,131)	—	—	(12,128)
Issuance of common stock under the employee stock purchase plan	35	—	2,446	—	—	2,446
Stock-based compensation	—	—	28,227	—	—	28,227
Cash dividends declared ($0.03 per share)	—	—	—	(2,455)	—	(2,455)
Other comprehensive (loss)	—	—	—	—	(2,548)	(2,548)
Net (loss)	—	—	—	(379)	—	(379)
March 31, 2022	81,802	$818	$141,771	$273,615	$(9,536)	$406,668
Repurchase of common stock	(38)	—	(1,925)	—	—	(1,925)
Issuance of common stock for stock compensation plans	117	1	(3,252)	—	—	(3,251)
Issuance of common stock under the employee stock purchase plan	59	—	2,357	—	—	2,357
Stock-based compensation	—	—	31,300	—	—	31,300
Cash dividends declared ($0.03 per share)	—	—	—	(2,459)	—	(2,459)
Other comprehensive (loss)	—	—	—	—	(12,615)	(12,615)
Net (loss)	—	—	—	(286,296)	—	(286,296)
June 30, 2022	81,940	$819	$170,251	$(15,140)	$(22,151)	$133,779

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Six Months Ended June 30,
	2022	2021
Operating activities
Net (loss) income	$(286,675)	$30,674
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities
Stock-based compensation	59,527	60,788
Deferred income taxes	169,105	(28,232)
Loss (gain) on capped call transactions	49,505	(7,192)
Amortization of deferred commissions	28,155	21,202
Lease expense	7,832	5,792
Amortization of intangible assets and depreciation	8,175	15,504
Foreign currency transaction (gain) loss	(4,589)	5,501
Other non-cash	(3,479)	3,543
Change in operating assets and liabilities, net	(32,625)	(88,170)
Cash (used in) provided by operating activities	(5,069)	19,410
Investing activities
Purchases of investments	(38,489)	(51,601)
Proceeds from maturities and called investments	34,912	68,798
Sales of investments	14,839	2,450
Payments for acquisitions, net of cash acquired	(922)	(4,993)
Investment in property and equipment	(11,863)	(4,161)
Cash (used in) provided by investing activities	(1,523)	10,493
Financing activities
Proceeds from employee stock purchase plan	4,803	5,146
Dividend payments to stockholders	(4,908)	(4,865)
Common stock repurchases	(41,086)	(60,998)
Cash (used in) financing activities	(41,191)	(60,717)
Effect of exchange rate changes on cash and cash equivalents	(2,907)	(1,207)
Net (decrease) in cash and cash equivalents	(50,690)	(32,021)
Cash and cash equivalents, beginning of period	159,965	171,899
Cash and cash equivalents, end of period	$109,275	$139,878

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
Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income, or net income.
NOTE 2. MARKETABLE SECURITIES

	June 30, 2022				December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$2,989	$—	$(60)	$2,929	$2,000	$—	$(10)	$1,990
Corporate debt	188,350	—	(3,666)	184,684	201,659	2	(837)	200,824
	$191,339	$—	$(3,726)	$187,613	$203,659	$2	$(847)	$202,814
As of June 30, 2022, marketable securities’ maturities ranged from July 2022 to November 2024, with a weighted-average remaining maturity of 0.9 years.
NOTE 3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	June 30, 2022	December 31, 2021
Accounts receivable	$171,556	$182,717
Unbilled receivables	201,130	226,714
Long-term unbilled receivables	115,901	129,789
	$488,587	$539,220
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables by expected billing date:

(Dollars in thousands)	June 30, 2022
1 year or less	$201,130	63%
1-2 years	78,813	25%
2-5 years	37,088	12%
	$317,031	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	June 30, 2022
2022	$81,887	26%
2021	142,578	45%
2020	56,283	18%
2019	19,928	6%
2018 and prior	16,355	5%
	$317,031	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Major clients
Clients accounting for 10% or more of the Company’s total receivables:

	June 30, 2022	December 31, 2021
Client A
Accounts receivable	*	1%
Unbilled receivables	*	15%
Total receivables	*	10%
* Client accounted for less than 10% of receivables
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	June 30, 2022	December 31, 2021
Contract assets (1)	$12,149	$12,530
Long-term contract assets (2)	12,983	10,643
	$25,132	$23,173
(1) Included in other current assets. (2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	June 30, 2022	December 31, 2021
Deferred revenue	$269,121	$275,844
Long-term deferred revenue (1)	5,417	5,655
	$274,538	$281,499
(1) Included in other long-term liabilities.
The change in deferred revenue in the six months ended June 30, 2022 was primarily due to new billings in advance of revenue recognition offset by $205.0 million of revenue recognized during the period that was included in deferred revenue as of December 31, 2021.
NOTE 4. DEFERRED COMMISSIONS

(in thousands)	June 30, 2022	December 31, 2021
Deferred commissions (1)	$123,067	$135,911
(1) Included in other long-term assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Amortization of deferred commissions (1)	$10,934	$9,706	$28,155	$21,202
(1) Included in selling and marketing expense.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. GOODWILL AND OTHER INTANGIBLES
Goodwill
Change in goodwill:

	Six Months Ended June 30,
(in thousands)	2022	2021
January 1,	$81,923	$79,231
Acquisition	—	2,701
Currency translation adjustments	(206)	241
June 30,	$81,717	$82,173
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		June 30, 2022
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,082	$(57,944)	$5,138
Technology	2-10 years	68,064	(60,211)	7,853
Other	1-5 years	5,361	(5,361)	—
		$136,507	$(123,516)	$12,991
(1) Included in other long-term assets.

		December 31, 2021
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,165	$(57,342)	$5,823
Technology	2-10 years	67,142	(58,902)	8,240
Other	1-5 years	5,361	(5,361)	—
		$135,668	$(121,605)	$14,063
(1) Included in other long-term assets.
Amortization of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$683	$629	$1,312	$1,258
Selling and marketing	342	373	685	746
	$1,025	$1,002	$1,997	$2,004
Future estimated intangibles assets amortization:

(in thousands)	June 30, 2022
Remainder of 2022	$2,098
2023	3,925
2024	3,156
2025	2,611
2026	874
2027	327
$12,991
NOTE 6. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	June 30, 2022	December 31, 2021
Income tax receivables	$22,982	$25,691
Contract assets	12,149	12,530
Other	35,502	29,787
	$70,633	$68,008

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term assets

(in thousands)	June 30, 2022	December 31, 2021
Deferred income taxes	$6,092	$180,656
Deferred commissions	123,067	135,911
Right of use assets	80,646	87,521
Capped call transactions	10,459	59,964
Property and equipment	34,886	26,837
Venture investments	16,073	7,648
Intangible assets	12,991	14,063
Contract assets	12,983	10,643
Other	23,360	18,358
	$320,557	$541,601
Other current liabilities

(in thousands)	June 30, 2022	December 31, 2021
Operating lease liabilities	$5,341	$6,989
Dividends payable	2,459	2,454
	$7,800	$9,443
Other long-term liabilities

(in thousands)	June 30, 2022	December 31, 2021
Deferred revenue	$5,417	$5,655
Other	7,404	7,844
	$12,821	$13,499
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
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Fixed lease costs (1)	$4,965	$(3,972)	$10,059	$(3,672)
Short-term lease costs	787	515	1,594	974
Variable lease costs	727	1,340	1,491	2,727
	$6,479	$(2,117)	$13,144	$29
(1) The lower fixed lease costs in the six months ended June 30, 2021 was due to the modification of the corporate headquarters lease.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Right of use assets and lease liabilities

(in thousands)	June 30, 2022	December 31, 2021
Right of use assets (1)	$80,646	$87,521
Operating lease liabilities (2)	$5,341	$6,989
Long-term operating lease liabilities	$84,170	$87,818

(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets.
(2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term	7.5 years	7.7 years
Weighted-average discount rate (1)	4.2%	4.4%
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
Maturities of lease liabilities:

(in thousands)	June 30, 2022
Remainder of 2022	$(401)
2023	18,837
2024	16,290
2025	14,118
2026	10,507
2027 and thereafter	47,910
Total lease payments	107,261
Less: imputed interest (1)	(17,750)
$89,511
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for leases	$7,296	$11,605
Right of use assets recognized for new leases and amendments (non-cash)	$2,223	$10,160
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
As of June 30, 2022, the Notes were not eligible for conversion.
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

Carrying value of the Notes:

(in thousands)	June 30, 2022	December 31, 2021
Principal	$600,000	$600,000
Unamortized issuance costs	(7,839)	(9,278)
Convertible senior notes, net	$592,161	$590,722

Interest expense related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense (0.75% coupon)	$1,125	$1,125	$2,250	$2,250
Amortization of issuance costs	720	675	1,439	1,348
	$1,845	$1,800	$3,689	$3,598
The effective interest rate for the Notes:

	Six Months Ended June 30,
	2022	2021
Weighted-average effective interest rate	1.2%	1.2%
Future payments of principal and contractual interest:

	June 30, 2022
(in thousands)	Principal	Interest	Total
Remainder of 2022	$—	$2,250	$2,250
2023	—	4,500	4,500
2024	—	4,500	4,500
2025	600,000	2,250	602,250
	$600,000	$13,500	$613,500
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
Change in capped call transactions:

	Six Months Ended June 30,
(in thousands)	2022	2021
January 1,	$59,964	$83,597
Fair value adjustment	(49,505)	7,192
June 30,	$10,459	$90,789
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
As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility.
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
The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. The valuation model uses various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield. The Company applies judgment when determining expected volatility. The Company considers both historical and implied volatility levels of the underlying equity security. The Company’s venture investments are recorded at fair value based on multiple valuation methods, including observable public companies and transaction prices and unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds.
Assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,127	$—	$—	$1,127	$3,216	$—	$—	$3,216
Marketable securities	$—	$187,613	$—	$187,613	$—	$202,814	$—	$202,814
Capped Call Transactions (1)	$—	$10,459	$—	$10,459	$—	$59,964	$—	$59,964
Venture investments (1) (2)	$—	$—	$16,073	$16,073	$—	$—	$7,648	$7,648
(1) Included in other long-term assets. (2) Investments in privately-held companies.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in venture investments:

	Six Months Ended June 30,
(in thousands)	2022	2021
January 1,	$7,648	$8,345
New investments	400	500
Sales of investments	(165)	(400)
Changes in foreign exchange rates	(290)	14
Changes in fair value:
included in other income	5,978	100
included in other comprehensive income	2,502	1,220
June 30,	$16,073	$9,779
The carrying value of certain other financial instruments, including receivables and accounts payable, approximates fair value due to these items’ short maturity.
Fair value of the Notes
The Notes’ fair value (including the conversion feature embedded in the Notes) was $482.5 million as of June 30, 2022 and $642.0 million as of December 31, 2021. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.
NOTE 10. REVENUE
Geographic revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022		2021		2022		2021
U.S.	$147,725	54%	$189,297	58%	$364,997	55%	$383,865	60%
Other Americas	16,261	6%	14,058	4%	62,012	10%	25,959	4%
United Kingdom (“U.K.”)	28,831	11%	32,553	10%	59,763	9%	60,765	10%
Europe (excluding U.K.), Middle East, and Africa	45,238	16%	45,798	14%	94,374	15%	97,457	15%
Asia-Pacific	36,282	13%	43,996	14%	69,498	11%	71,155	11%
	$274,337	100%	$325,702	100%	$650,644	100%	$639,201	100%
Revenue streams

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Perpetual license	2,266	12,596	$9,706	$18,048
Subscription license	41,600	104,296	179,133	215,805
Revenue recognized at a point in time	43,866	116,892	188,839	233,853
Maintenance	78,326	78,782	158,042	154,343
Pega Cloud	93,506	73,293	183,823	141,151
Consulting	58,639	56,735	119,940	109,854
Revenue recognized over time	230,471	208,810	461,805	405,348
Total revenue	$274,337	$325,702	$650,644	$639,201

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Pega Cloud	93,506	73,293	$183,823	$141,151
Maintenance	78,326	78,782	158,042	154,343
Subscription services	171,832	152,075	341,865	295,494
Subscription license	41,600	104,296	179,133	215,805
Subscription	213,432	256,371	520,998	511,299
Perpetual license	2,266	12,596	9,706	18,048
Consulting	58,639	56,735	119,940	109,854
	274,337	325,702	$650,644	$639,201

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of June 30, 2022:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$204,974	$320,102	$46,810	$6,681	$32,159	$610,726	54%
1-2 years	57,862	200,135	10,711	4,505	7,919	281,132	25%
2-3 years	28,403	96,861	2,126	2,252	2,574	132,216	12%
Greater than 3 years	18,447	81,069	1,680	—	424	101,620	9%
	$309,686	$698,167	$61,327	$13,438	$43,076	$1,125,694	100%
As of June 30, 2021:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$214,645	$281,793	$46,146	$6,707	$17,863	$567,154	56%
1-2 years	59,164	194,841	15,708	234	2,675	272,622	26%
2-3 years	36,076	88,855	909	—	762	126,602	12%
Greater than 3 years	26,564	37,246	255	—	693	64,758	6%
	$336,449	$602,735	$63,018	$6,941	$21,993	$1,031,136	100%
Major clients
Clients accounting for 10% or more of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Total revenue	$274,337	$325,702	$650,644	$639,201
Client A	*	13%	*	*
NOTE 11. STOCK-BASED COMPENSATION
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$6,579	$5,849	$12,957	$11,774
Selling and marketing	12,633	14,748	23,591	28,468
Research and development	7,355	6,343	14,701	13,113
General and administrative	4,733	3,748	8,278	7,433
	$31,300	$30,688	$59,527	$60,788
Income tax benefit	$(543)	$(6,192)	$(905)	$(12,183)
As of June 30, 2022, the Company had $195.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.1 years.
Grants

	Six Months Ended June 30, 2022
(in thousands)	Shares	Total Fair Value
Restricted stock units	1,237	$104,059
Non-qualified stock options	4,351	$99,506

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. INCOME TAXES
Effective income tax rate

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Provision for (benefit from) income taxes	$186,174	$(11,916)	$178,491	$(29,534)
Effective income tax rate (benefit rate)			165%	(2,591)%
The change in the effective income tax rate (benefit rate) in the six months ended June 30, 2022 was primarily due to the recognition of a $191.9 million valuation allowance on the Company’s deferred tax assets.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. Future realization of deferred tax assets ultimately depends on sufficient taxable income within the available carryback or carryforward periods. The Company’s deferred tax valuation allowance requires significant judgment and uncertainties, including assumptions about future taxable income based on historical and projected information. On a quarterly basis, the Company reassess the need for a valuation allowance on its existing net deferred tax assets by tax-paying jurisdiction, weighing positive and negative evidence to assess its recoverability. In making such a determination, the Company considers all available and objectively verifiable negative and positive evidence, including future reversals of existing taxable temporary differences, committed contractual backlog (“Backlog”), projected future taxable income inclusive of the impact of enacted legislation, tax-planning strategies, and results of recent operations. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.
As of June 30, 2022, the Company’s Backlog balance was not sufficient to recover our net deferred tax assets. The Backlog balance and other unsettled circumstances, impacting the Company’s operations, reduced the Backlog’s weight as objectively verifiable positive evidence to generate sufficient taxable income to recover its net deferred tax assets. These unsettled circumstances include growing and extended geopolitical turmoil, increasing inflation, and an uncertain global economic outlook.
As of June 30, 2022 the combination of the above factors caused the Company to conclude there is no longer sufficient objectively verifiable positive evidence to support that it is more likely than not the Company will generate sufficient future taxable income to recover the Company’s net deferred tax assets. Accordingly, the Company recorded a valuation allowance of $191.9 million in income tax expense during the three months ended June 30, 2022.
NOTE 13. (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.
Calculation of (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net (loss) income	$(286,296)	$37,291	$(286,675)	$30,674
Weighted-average common shares outstanding	81,847	81,316	81,764	81,161
(Loss) earnings per share, basic	$(3.50)	$0.46	$(3.51)	$0.38

Net (loss) income	$(286,296)	$37,291	$(286,675)	$30,674
Interest expense associated with convertible debt instruments, net of tax	—	1,351	—	—
Numerator for diluted EPS	$(286,296)	$38,642	$(286,675)	$30,674
Weighted-average effect of dilutive securities:
Convertible debt	—	4,443	—	—
Stock options	—	3,266	—	3,416
RSUs	—	1,295	—	1,429
Effect of dilutive securities	—	9,004	—	4,845
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	81,847	90,320	81,764	86,006
(Loss) earnings per share, diluted	$(3.50)	$0.43	$(3.51)	$0.36

Outstanding anti-dilutive stock options and RSUs (4)	3,569	19	3,873	22
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
(4) Outstanding stock options and RSUs that were anti-dilutive under the treasury stock method in the period were excluded from the computation of diluted (loss) earnings per share. These awards may be dilutive in the future.
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
As of June 30, 2022 and December 31, 2021, the Company has no accrued losses for litigation.
Pegasystems Inc. v. Appian Corp. & Business Process Management Inc.
On July 3, 2019, the Company filed suit in Massachusetts federal court against Appian Corp. (“Appian”) and Business Process Management, Inc. (“BPM”) relating to a BPM “Market Report” that Appian had used to promote itself against the Company. Pegasystems Inc. v. Appian Corp. & Business Process Management Inc., No. 1:19-cv-11461 (D. Mass). On April 15, 2022, each of the parties filed motions for summary judgment with the court. These motions were heard on July 15, 2022 and no decision has been rendered as of the date of this filing. The Company continues to believe the counterclaims brought by Appian against the Company are without merit, and the Company intends to vigorously pursue its claims against Appian and defend against the counterclaims brought against the Company in this matter. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the Company’s belief that the damages claimed by Appian fail to satisfy the required legal standard, the status of the proceeding, and due to the uncertainty as to how a jury may rule if this ultimately proceeds to trial.
Appian Corp. v. Pegasystems Inc. & Youyong Zou
As previously reported, the Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages in the amount of $2,036,860,045 for trade secret misappropriation and $1.00 for the violation of the Virginia Computer Crimes Act. Since the jury rendering its verdict, the Company and Appian have filed post-trial motions with the court. On May 26, 2022, the Company filed a motion for judicial investigation of juror misconduct. Appian filed its opposition on June 17, 2022. A hearing on that motion is scheduled for July 28, 2022. On June 8, 2022, the Company filed a motion to set aside the verdict, Appian filed a response with the court on July 8, 2022, and the Company filed a reply to Appian’s filing on July 22, 2022. Also on June 8, 2022, Appian filed a motion for attorneys’ fees and costs and for post-judgment interest, seeking an award of attorneys’ fees in the amount of approximately $22.6 million, costs in the amount of approximately $4.2 million, and post-judgment interest at the rate of 6% per annum. The Company filed its opposition to that motion on July 8, 2022. Appian filed a reply brief on July 22, 2022. The Court has not yet set a date for a hearing on the motions filed on June 8, 2022. As of the date of this Quarterly Report on Form 10-Q, the court has not yet ruled on the post-trial motions or entered a judgment in this matter. The Company intends to appeal any judgment against it, if such a judgment is entered. The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of post-trial motions, any appellate proceedings, and/or any potential new trial resulting from the post-trial motions or the appellate proceedings.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell
On May 19, 2022, a lawsuit was filed against the Company, the Company’s chief executive officer and the Company’s chief operating and financial officer in the United States District Court for the Eastern District of Virginia Alexandria Division, captioned City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:22-cv-00578-LMB-IDD). The complaint generally alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and that the individual defendants violated Section 20(a) of the Exchange Act, in each case by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaint seeks unspecified damages on behalf of a class of purchasers of the Company’s securities between May 29, 2020 and May 9, 2022. The Company believes the claims brought against the defendants are without merit, and intends to vigorously defend against these claims. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the stage of the lawsuit, the Company’s belief that the claims are without merit, and there being no specified quantum of damages sought in the complaint.

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
•security breaches and security flaws;
•our ability to protect our intellectual property rights, costs associated with defending such rights, intellectual property rights claims and other related claims by third parties against us, including related costs, damages, and other relief that may be granted against us;
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
The forward-looking statements in this Quarterly Report represent our views as of July 27, 2022.
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
Our target clients are Global 2000 organizations and government agencies that require solutions to distinguish themselves in the markets they serve. Our solutions achieve and facilitate differentiation by increasing business agility, driving growth, improving productivity, attracting and retaining customers, and reducing risk. Along with our partners, we deliver solutions tailored to our clients’ specific industry needs.
Subscription transition
We are transitioning our business to sell software primarily through subscription arrangements. Until we fully complete our subscription transition, which we expect will occur in 2024, our operating results may be impacted. Operating performance and the actual mix of revenue and new arrangements in each period can fluctuate based on client preferences for our perpetual and subscription offerings. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Coronavirus (“COVID-19”)
As of June 30, 2022, COVID-19 has not had a material impact on our results of operations or financial condition. See “Coronavirus (“COVID-19”)” in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Ukraine
Our direct financial exposure to Ukraine, Russia, and Belarus is not material.
In 2021, before Russia's invasion of Ukraine, we made a business decision to stop pursuing new clients in Russia and closed our local office. For the year ended December 31, 2021, total revenue from clients located in Ukraine, Russia, and Belarus was less than $4.0 million. However, the ultimate impact of Russia’s invasion of Ukraine on our business will depend on future developments, including the duration and spread of the conflict, the impact on our people, partners, clients, and vendors in neighboring countries, and globally, all of which are uncertain and unpredictable.
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

Total ACV
14% Reported Growth (19% Constant Currency)
Since June 30, 2021
$1,100M
$1,050M
$1,000M
$950M
$900M
$899M
$954M
$6
$948
$1,016M
$13
$1,003
$1,050M
$16
$1,034
$1,068M
$40
$1,028
Q2 21
Q3 21
Q4 21
Q1 22
Q2 22
Total ACV - Reported
Impact of changes in foreign exchange rates

Remaining performance obligations (“Backlog”)

Backlog
9% Reported Growth (15% Constant Currency) Since June 30, 2021

$1,200M
$1,100M
$1,000M
$900M
$800M
$1,031M
$1,183M
$57
$1,126
Q2 2021
Q2 2022
Backlog - GAAP
Impact of changes in foreign exchange rates

Reconciliation of GAAP Backlog and Constant Currency Backlog

(in millions)	Q2 2022	1 Year Growth Rate
Backlog - GAAP	$1,126	9%
Impact of changes in foreign exchange rates	57	6%
Backlog - Constant Currency	$1,183	15%
Note: Constant currency Backlog is calculated by applying foreign exchange rates for the earliest period shown to all periods. The above constant currency measures reflect foreign exchange rates applicable as of Q2 2021. We believe that non-GAAP financial measures help investors understand our core operating results and prospects, consistent with how management measures and forecasts our performance without the effect of often one-time charges and other items outside our normal operations. The supplementary non-GAAP financial measures are not meant to be superior to or a substitute for financial measures prepared under U.S. GAAP.
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
We recorded a valuation allowance of $191.9 million in income tax expense during the three months ended June 30, 2022. See "Note 12. Income Taxes" in Part I, Item 1 of this Quarterly Report for additional information. There have been no other significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS
Revenue
Subscription transition
We are transitioning our business to sell software primarily through subscription arrangements. This transition has impacted revenue growth as revenue is recognized differently for subscription services, which includes Pega Cloud and maintenance, than license sales. Revenue from subscription service arrangements is typically recognized over the contract term, while revenue from license sales is recognized when the license rights become effective, typically upfront.

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2022		2021				2022		2021
Pega Cloud	$93,506	34%	$73,293	23%	$20,213	28%	$183,823	28%	$141,151	22%	$42,672	30%
Maintenance	78,326	29%	78,782	24%	(456)	(1)%	158,042	24%	154,343	24%	3,699	2%
Subscription services	171,832	63%	152,075	47%	19,757	13%	341,865	52%	295,494	46%	46,371	16%
Subscription license	41,600	15%	104,296	32%	(62,696)	(60)%	179,133	28%	215,805	34%	(36,672)	(17)%
Subscription	213,432	78%	256,371	79%	(42,939)	(17)%	520,998	80%	511,299	80%	9,699	2%
Perpetual license	2,266	1%	12,596	4%	(10,330)	(82)%	9,706	1%	18,048	3%	(8,342)	(46)%
Consulting	58,639	21%	56,735	17%	1,904	3%	119,940	19%	109,854	17%	10,086	9%
	$274,337	100%	$325,702	100%	$(51,365)	(16)%	$650,644	100%	$639,201	100%	$11,443	2%
The revenue changes in the three and six months ended June 30, 2022 generally reflect the impact of our subscription transition. Other factors impacting our revenue include:
•The decreases in subscription license revenue in the three and six months ended June 30, 2022 were primarily due to several large software license contracts recognized in revenue in the three and six months ended June 30, 2021.
•The increases in consulting revenue in the three and six months ended June 30, 2022 were primarily due to increases in consultant billable hours in North America.
Gross profit

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2022		2021				2022		2021
Pega Cloud	$62,259	67%	$49,242	67%	$13,017	26%	$125,677	68%	$94,543	67%	$31,134	33%
Maintenance	73,040	93%	73,787	94%	(747)	(1)%	147,625	93%	143,562	93%	4,063	3%
Subscription services	135,299	79%	123,029	81%	12,270	10%	273,302	80%	238,105	81%	35,197	15%
Subscription license	40,927	98%	103,711	99%	(62,784)	(61)%	177,838	99%	214,600	99%	(36,762)	(17)%
Subscription	176,226	83%	226,740	88%	(50,514)	(22)%	451,140	87%	452,705	89%	(1,565)	—%
Perpetual license	2,230	98%	12,525	99%	(10,295)	(82)%	9,636	99%	17,947	99%	(8,311)	(46)%
Consulting	766	1%	1,906	3%	(1,140)	(60)%	6,556	5%	1,571	1%	4,985	317%
	$179,222	65%	$241,171	74%	$(61,949)	(26)%	$467,332	72%	$472,223	74%	$(4,891)	(1)%
* not meaningful
The decreases in gross profit and gross profit percent in the three and six months ended June 30, 2022 were primarily due to decreases in subscription license revenue.
•The increase in Pega Cloud gross profit percent in the six months ended June 30, 2022 was primarily due to cost-efficiency gains as Pega Cloud grows and scales.
•The decrease in consulting gross profit percent in the three months ended June 30, 2022 was due to a decrease in consultant utilization rates. The increase in consulting gross profit percent in the six months ended June 30, 2022 was due to an increase in consultant realization rates in North America.

Operating expenses

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2022		2021				2022		2021
		% of Revenue		% of Revenue				% of Revenue		% of Revenue
Selling and marketing	$157,198	57%	$156,423	48%	$775	—%	$319,434	49%	$305,162	48%	$14,272	5%
Research and development	$74,341	27%	$64,395	20%	$9,946	15%	$145,831	22%	$126,837	20%	$18,994	15%
General and administrative	$32,723	12%	$19,161	6%	$13,562	71%	$68,487	11%	$37,431	6%	$31,056	83%
•The increase in selling and marketing in the six months ended June 30, 2022 was primarily due to an increase in employee travel and entertainment of $5.6 million and an increase in compensation and benefits of $3.8 million.
•The increases in research and development in the three and six months ended June 30, 2022 were primarily due to increases in compensation and benefits of $6.4 million and $12.1 million, attributable to increases in headcount and incentive compensation. The increases in headcount reflects additional investments in developing our solutions.
•The increases in general and administrative in the three and six months ended June 30, 2022 were primarily due to increases of $8.2 million and $23.6 million in legal fees and related expenses arising from litigation proceedings outside the ordinary course of business. We have incurred and expect to continue to incur additional expenses for these proceedings in 2022. See "Note 14. Commitments and Contingencies" in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information.
Other income and expenses

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021			2022	2021
Foreign currency transaction gain (loss)	$1,713	$(403)	$2,116	*	$4,589	$(5,501)	$10,090	*
Interest income	309	236	73	31%	516	389	127	33%
Interest expense	(1,944)	(1,959)	15	1%	(3,890)	(3,839)	(51)	(1)%
(Loss) income on capped call transactions	(18,945)	26,309	(45,254)	*	(49,505)	7,192	(56,697)	*
Other income, net	3,785	—	3,785	*	6,526	106	6,420	6,057%
	$(15,082)	$24,183	$(39,265)	*	$(41,764)	$(1,653)	$(40,111)	(2,427)%
* not meaningful
•The increases in foreign currency transaction gain (loss) in the three and six months ended June 30, 2022 were primarily due to the impact of fluctuations in foreign currency exchange rates associated with our foreign currency-denominated cash, receivables, and intercompany balances held by our subsidiary in the United Kingdom.
•The increases in interest income in the three and six months ended June 30, 2022 were primarily due to increases in market interest rates.
•The decreases in (loss) income on capped call transactions in the three and six months ended June 30, 2022, were due to fair value adjustments for our capped call transactions. See "Note 9. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report for additional information.
•The increases in other income, net in the three and six months ended June 30, 2022 were due to gains on our venture investments portfolio.
Provision for (benefit from) income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Provision for (benefit from) income taxes	$186,174	$(11,916)	$178,491	$(29,534)
Effective income tax rate (benefit rate)			165%	(2,591)%
During the six months ended June 30, 2022, the change in our effective income tax rate (benefit rate) was primarily due to the recognition of a $191.9 million valuation allowance on our deferred tax assets. See "Note 12. Income Taxes" in Part I, Item 1 of this Quarterly Report for additional information.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$(5,069)	$19,410
Investing activities	(1,523)	10,493
Financing activities	(41,191)	(60,717)
Effect of exchange rates on cash and cash equivalents	(2,907)	(1,207)
Net (decrease) in cash and cash equivalents	$(50,690)	$(32,021)

(in thousands)	June 30, 2022	December 31, 2021
Held by U.S. entities	$223,116	$274,813
Held by foreign entities	73,772	87,966
Total cash, cash equivalents, and marketable securities	$296,888	$362,779
We believe that our current cash, cash flow from operations, borrowing capacity, and ability to engage in capital market transactions will be sufficient to fund our operations, stock repurchases, and quarterly cash dividends for at least the next 12 months and to meet our known long-term cash requirements. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. We may utilize available funds or seek additional external financing if we require additional capital resources.
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
The change in cash (used in) provided by operating activities in the six months ended June 30, 2022 was primarily due to our subscription transition and increased costs as we made investments in research and development and selling and marketing activities to support future growth. In addition, in the six months ended June 30, 2022 we incurred $28.0 million in legal fees and related expenses arising from proceedings that originated outside of the ordinary course of business. We expect to continue to incur additional expenses for these proceedings. See "Note 14. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report for additional information.
Investing activities
The change in cash (used in) provided by investing activities in the six months ended June 30, 2022 was primarily driven by our investments in financial instruments, an increase in office space related capital expenditures, and an acquisition in 2021.
Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025. In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement with PNC Bank, National Association. As of June 30, 2022, we had no outstanding borrowings under the Credit Facility. See "Note 8. Debt" in Part I, Item 1 of this Quarterly Report for additional information.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Six Months Ended June 30, 2022
December 31, 2021	$22,583
Authorizations (1)	60,000
Repurchases (2)	(24,508)
June 30, 2022	$58,075
(1) On June 2, 2022, we announced that our Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2023.
(2) All purchases under this program have been made on the open market.

Common stock repurchases

	Six Months Ended June 30,
	2022		2021
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	279	$24,508	148	$18,992
Repurchases unpaid at period end	—	—	3	400
Stock repurchase program	279	24,508	151	19,392
Tax withholdings for net settlement of equity awards	196	15,379	328	41,706
	475	$39,887	479	$61,098
During the six months ended June 30, 2022 and 2021, instead of receiving cash from the equity holders, we withheld shares with a value of $8.3 million and $27.8 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Six Months Ended June 30,
(in thousands)	2022	2021
Dividend payments to stockholders	$4,908	$4,865
Contractual obligations
As of June 30, 2022, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2022	2023	2024	2025	2026	2027 and thereafter	Other	Total
Convertible senior notes (1)	$2,250	$4,500	$4,500	$602,250	$—	$—	$—	$613,500
Purchase obligations (2)	16,741	15,822	10,507	13,511	13,750	—	—	70,331
Operating lease obligations	(401)	18,837	16,290	14,118	10,507	47,910	—	107,261
Liability for uncertain tax positions (3)	—	—	—	—	—	—	1,269	1,269
	$18,590	$39,159	$31,297	$629,879	$24,257	$47,910	$1,269	$792,361
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in:

	Six Months Ended June 30,
	2022	2021
(Decrease) increase in revenue	(3)%	(4)%
Increase (decrease) in net income	3%	(1)%
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

A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Six Months Ended June 30,
(in thousands)	2022	2021
Foreign currency gain (loss)	$(7,185)	$(5,676)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2022. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 14. Commitments and Contingencies, in Part I, Item 1 of this Quarterly Report is incorporated herein by reference and updates the description of our pending legal proceedings, as described in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 16, 2022 and in our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on April 28, 2022.
ITEM 1A.     RISK FACTORS
The risk factors set forth below update the risk factors in our Annual Report on Form 10-K filed with the SEC on February 16, 2022 and in our Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022.
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
Other companies or individuals have obtained proprietary rights covering a variety of designs, processes, and systems. Third parties have claimed and may in the future claim that we have infringed or otherwise violated their intellectual property. We are currently party to litigation with Appian Corp. - see Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report, Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of our Quarterly Report filed with the SEC on April 28, 2022, and Part I, Item 3 “Legal Proceedings” and Note 19 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report filed with the SEC on February 16, 2022.
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
Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Significant judgments are required for the determination of probability and the range of the outcomes in any legal dispute, and the estimates are based only on the information available to us at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. Intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete or require us to satisfy indemnification commitments to our customers. Any of these could seriously harm our business.
We are currently party to litigation with Appian Corp. - see Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report, Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of our Quarterly Report filed with the SEC on April 28, 2022, and Part I, Item 3 “Legal Proceedings” and Note 19 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report filed with the SEC on February 16, 2022. Notwithstanding the jury having rendered a verdict in the litigation pending in Virginia, we are unable to reasonably estimate possible damages in that matter because, among other things, of the uncertainty as to the outcome of post-trial motions, appellate proceedings, and/or any potential new trial resulting from the post-trial motions and appellate proceedings. If we are ultimately unsuccessful in prevailing in the matter in the entirety or having the ultimate verdict be substantially reduced, we may be required to incur debt or otherwise engage in capital market transactions to finance the final judgment, together with interest and any awards of attorneys’ fees and costs. In addition, if we do not timely satisfy the judgment within 60 days following the expiration of the right to appeal, there may be an acceleration of liabilities under our Convertible Senior Notes and our credit facility. While we continue to believe that we have the financial strength to pay these amounts if it ever becomes necessary, it is possible that we may not be able to engage in these activities on desirable terms, which could have a material adverse effect on our business, financial condition, and operating results.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities
Common stock repurchased in the three months ended June 30, 2022:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
April 1, 2022 - April 30, 2022	22	$77.42	—	$—
May 1, 2022 - May 31, 2022	24	65.46	—	$—
June 1, 2022 - June 30, 2022	81	51.31	38	$58,075
	127	$58.43	38
(1) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(2) On June 2, 2022, we announced that our Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2023 and increased the remaining stock repurchase authority to $60 million. See "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report for additional information.
ITEM 5. OTHER INFORMATION
On July 25, 2022, we entered into an amendment (the “Amendment”) to our $100 million senior secured revolving credit agreement with PNC Bank, National Association (“PNC”). The Amendment increased certain sub-limits to provide additional flexibility under the Credit Agreement, amongst other changes.
The description contained herein is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	10-Q	3.1	November 4, 2014
3.2	Amended and Restated Bylaws of Pegasystems Inc.	8-K	3.2	June 15, 2020
10.1	Fifth Amendment to Loan Documents between Pegasystems Inc. and PNC Bank, National Association.				X
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32++	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
++ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	July 27, 2022	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)