Form 10-Q
period 2022-09-30
PEGASYSTEMS INC
filed 2022-10-26
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 82,190,957 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on October 19, 2022.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$107,626	$159,965
Marketable securities	168,085	202,814
Total cash, cash equivalents, and marketable securities	275,711	362,779
Accounts receivable	139,670	182,717
Unbilled receivables	182,403	226,714
Other current assets	62,457	68,008
Total current assets	660,241	840,218
Unbilled receivables	108,285	129,789
Goodwill	81,201	81,923
Other long-term assets	316,731	541,601
Total assets	$1,166,458	$1,593,531
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,562	$15,281
Accrued expenses	61,012	63,890
Accrued compensation and related expenses	85,999	120,946
Deferred revenue	245,146	275,844
Other current liabilities	8,253	9,443
Total current liabilities	413,972	485,404
Convertible senior notes, net	592,884	590,722
Operating lease liabilities	82,705	87,818
Other long-term liabilities	11,936	13,499
Total liabilities	1,101,497	1,177,443
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 82,164 and 81,712 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	822	817
Additional paid-in capital	204,189	145,810
(Accumulated deficit) retained earnings	(111,126)	276,449
Accumulated other comprehensive (loss)	(28,924)	(6,988)
Total stockholders’ equity	64,961	416,088
Total liabilities and stockholders’ equity	$1,166,458	$1,593,531

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Subscription services	$174,885	$161,557	$516,750	$457,051
Subscription license	31,112	35,421	210,245	251,226
Perpetual license	9,223	2,874	18,929	20,922
Consulting	55,511	56,416	175,451	166,270
Total revenue	270,731	256,268	921,375	895,469
Cost of revenue
Subscription services	34,541	30,817	103,104	88,206
Subscription license	628	606	1,923	1,811
Perpetual license	103	50	173	151
Consulting	57,778	52,749	171,162	161,032
Total cost of revenue	93,050	84,222	276,362	251,200
Gross profit	177,681	172,046	645,013	644,269
Operating expenses
Selling and marketing	153,517	152,479	472,951	457,641
Research and development	75,342	64,728	221,173	191,565
General and administrative	26,043	20,176	94,530	57,607
Total operating expenses	254,902	237,383	788,654	706,813
(Loss) from operations	(77,221)	(65,337)	(143,641)	(62,544)
Foreign currency transaction gain (loss)	3,826	518	8,415	(4,983)
Interest income	520	166	1,036	555
Interest expense	(1,992)	(1,908)	(5,882)	(5,747)
(Loss) on capped call transactions	(6,876)	(14,735)	(56,381)	(7,543)
Other (loss) income, net	(29)	2	6,497	108
(Loss) before provision for (benefit from) income taxes	(81,772)	(81,294)	(189,956)	(80,154)
Provision for (benefit from) income taxes	11,748	(24,826)	190,239	(54,360)
Net (loss)	$(93,520)	$(56,468)	$(380,195)	$(25,794)
(Loss) per share
Basic	$(1.14)	$(0.69)	$(4.65)	$(0.32)
Diluted	$(1.14)	$(0.69)	$(4.65)	$(0.32)
Weighted-average number of common shares outstanding
Basic	81,996	81,526	81,842	81,284
Diluted	81,996	81,526	81,842	81,284

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss)	$(93,520)	$(56,468)	$(380,195)	$(25,794)
Other comprehensive (loss), net of tax
Unrealized (loss) gain on available-for-sale securities	(73)	53	(1,000)	1,184
Foreign currency translation adjustments	(6,700)	(4,400)	(20,936)	(3,669)
Total other comprehensive (loss), net of tax	$(6,773)	$(4,347)	$(21,936)	$(2,485)
Comprehensive (loss)	$(100,293)	$(60,815)	$(402,131)	$(28,279)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2020	80,890	$809	$204,432	$339,879	$(2,948)	$542,172
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	(61,604)	9,399	—	(52,205)
Repurchase of common stock	(70)	(1)	(9,145)	—	—	(9,146)
Issuance of common stock for stock compensation plans	402	4	(25,513)	—	—	(25,509)
Issuance of common stock under the employee stock purchase plan	24	—	2,288	—	—	2,288
Stock-based compensation	—	—	30,100	—	—	30,100
Cash dividends declared ($0.03 per share)	—	—	—	(2,438)	—	(2,438)
Other comprehensive income	—	—	—	—	280	280
Net (loss)	—	—	—	(6,617)	—	(6,617)
March 31, 2021	81,246	$812	$140,558	$340,223	$(2,668)	$478,925
Repurchase of common stock	(81)	(1)	(10,245)	—	—	(10,246)
Issuance of common stock for stock compensation plans	267	3	(16,199)	—	—	(16,196)
Issuance of common stock under the employee stock purchase plan	24	1	2,858	—	—	2,859
Stock-based compensation	—	—	30,698	—	—	30,698
Cash dividends declared ($0.03 per share)	—	—	—	(2,445)	—	(2,445)
Other comprehensive income	—	—	—	—	1,582	1,582
Net income	—	—	—	37,291	—	37,291
June 30, 2021	81,456	$815	$147,670	$375,069	$(1,086)	$522,468
Repurchase of common stock	(96)	(1)	(12,795)	—	—	(12,796)
Issuance of common stock for stock compensation plans	286	3	(18,117)	—	—	(18,114)
Issuance of common stock under the employee stock purchase plan	24	—	2,639	—	—	2,639
Stock-based compensation	—	—	28,701	—	—	28,701
Cash dividends declared ($0.03 per share)	—	—	—	(2,451)	—	(2,451)
Other comprehensive (loss)	—	—	—	—	(4,347)	(4,347)
Net (loss)	—	—	—	(56,468)	—	(56,468)
September 30, 2021	81,670	$817	$148,098	$316,150	$(5,433)	$459,632

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount

December 31, 2021	81,712	$817	$145,810	$276,449	$(6,988)	$416,088
Repurchase of common stock	(242)	(2)	(22,581)	—	—	(22,583)
Issuance of common stock for stock compensation plans	297	3	(12,131)	—	—	(12,128)
Issuance of common stock under the employee stock purchase plan	35	—	2,446	—	—	2,446
Stock-based compensation	—	—	28,227	—	—	28,227
Cash dividends declared ($0.03 per share)	—	—	—	(2,455)	—	(2,455)
Other comprehensive (loss)	—	—	—	—	(2,548)	(2,548)
Net (loss)	—	—	—	(379)	—	(379)
March 31, 2022	81,802	$818	$141,771	$273,615	$(9,536)	$406,668
Repurchase of common stock	(38)	—	(1,925)	—	—	(1,925)
Issuance of common stock for stock compensation plans	117	1	(3,252)	—	—	(3,251)
Issuance of common stock under the employee stock purchase plan	59	—	2,357	—	—	2,357
Stock-based compensation	—	—	31,300	—	—	31,300
Cash dividends declared ($0.03 per share)	—	—	—	(2,459)	—	(2,459)
Other comprehensive (loss)	—	—	—	—	(12,615)	(12,615)
Net (loss)	—	—	—	(286,296)	—	(286,296)
June 30, 2022	81,940	$819	$170,251	$(15,140)	$(22,151)	$133,779
Issuance of common stock for stock compensation plans	138	2	(2,198)	—	—	(2,196)
Issuance of common stock under the employee stock purchase plan	86	1	2,362	—	—	2,363
Stock-based compensation	—	—	33,774	—	—	33,774
Cash dividends declared ($0.03 per share)	—	—	—	(2,466)	—	(2,466)
Other comprehensive (loss)	—	—	—	—	(6,773)	(6,773)
Net (loss)	—	—	—	(93,520)	—	(93,520)
September 30, 2022	82,164	$822	$204,189	$(111,126)	$(28,924)	$64,961

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Nine Months Ended September 30,
	2022	2021
Operating activities
Net (loss)	$(380,195)	$(25,794)
Adjustments to reconcile net (loss) to cash (used in) operating activities
Stock-based compensation	93,301	89,483
Deferred income taxes	169,489	(53,638)
Loss on capped call transactions	56,381	7,543
Amortization of deferred commissions	39,752	31,388
Lease expense	11,500	9,274
Amortization of intangible assets and depreciation	12,381	24,030
Foreign currency transaction (gain) loss	(8,415)	4,983
Other non-cash	(1,705)	5,246
Change in operating assets and liabilities, net	(5,935)	(97,836)
Cash (used in) operating activities	(13,446)	(5,321)
Investing activities
Purchases of investments	(39,056)	(67,170)
Proceeds from maturities and called investments	53,952	96,859
Sales of investments	18,415	25,123
Payments for acquisitions, net of cash acquired	(922)	(4,993)
Investment in property and equipment	(22,285)	(7,089)
Cash provided by investing activities	10,104	42,730
Financing activities
Proceeds from employee stock purchase plan	7,166	7,786
Dividend payments to stockholders	(7,368)	(7,310)
Common stock repurchases	(43,282)	(91,907)
Cash (used in) financing activities	(43,484)	(91,431)
Effect of exchange rate changes on cash and cash equivalents	(5,513)	(1,466)
Net (decrease) in cash and cash equivalents	(52,339)	(55,488)
Cash and cash equivalents, beginning of period	159,965	171,899
Cash and cash equivalents, end of period	$107,626	$116,411

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
NOTE 2. MARKETABLE SECURITIES

	September 30, 2022				December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$2,992	$—	$(67)	$2,925	$2,000	$—	$(10)	$1,990
Corporate debt	168,894	—	(3,734)	165,160	201,659	2	(837)	200,824
	$171,886	$—	$(3,801)	$168,085	$203,659	$2	$(847)	$202,814
As of September 30, 2022, marketable securities’ maturities ranged from November 2022 to November 2024, with a weighted-average remaining maturity of 0.7 years.
NOTE 3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$139,670	$182,717
Unbilled receivables	182,403	226,714
Long-term unbilled receivables	108,285	129,789
	$430,358	$539,220
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables by expected billing date:

(Dollars in thousands)	September 30, 2022
1 year or less	$182,403	63%
1-2 years	78,893	27%
2-5 years	29,392	10%
	$290,688	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	September 30, 2022
2022	$87,874	30%
2021	130,196	45%
2020	45,589	16%
2019	15,747	5%
2018 and prior	11,282	4%
	$290,688	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Major clients
Clients accounting for 10% or more of the Company’s total receivables:

	September 30, 2022	December 31, 2021
Client A
Accounts receivable	*	1%
Unbilled receivables	*	15%
Total receivables	*	10%
* Client accounted for less than 10% of receivables.
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	September 30, 2022	December 31, 2021
Contract assets (1)	$12,429	$12,530
Long-term contract assets (2)	10,541	10,643
	$22,970	$23,173
(1) Included in other current assets. (2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	September 30, 2022	December 31, 2021
Deferred revenue	$245,146	$275,844
Long-term deferred revenue (1)	3,949	5,655
	$249,095	$281,499
(1) Included in other long-term liabilities.
The change in deferred revenue in the nine months ended September 30, 2022 was primarily due to new billings in advance of revenue recognition offset by $252.8 million of revenue recognized during the period that was included in deferred revenue as of December 31, 2021.
NOTE 4. DEFERRED COMMISSIONS

(in thousands)	September 30, 2022	December 31, 2021
Deferred commissions (1)	$122,673	$135,911
(1) Included in other long-term assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Amortization of deferred commissions (1)	$11,597	$10,186	$39,752	$31,388
(1) Included in selling and marketing expense.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. GOODWILL AND OTHER INTANGIBLES
Goodwill
Change in goodwill:

	Nine Months Ended September 30,
(in thousands)	2022	2021
January 1,	$81,923	$79,231
Acquisition	—	2,701
Currency translation adjustments	(722)	22
September 30,	$81,201	$81,954
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		September 30, 2022
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,007	$(58,211)	$4,796
Technology	2-10 years	68,038	(60,913)	7,125
Other	1-5 years	5,361	(5,361)	—
		$136,406	$(124,485)	$11,921
(1) Included in other long-term assets.

		December 31, 2021
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,165	$(57,342)	$5,823
Technology	2-10 years	67,142	(58,902)	8,240
Other	1-5 years	5,361	(5,361)	—
		$135,668	$(121,605)	$14,063
(1) Included in other long-term assets.
Amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$705	$629	$2,017	$1,887
Selling and marketing	343	373	1,028	1,119
	$1,048	$1,002	$3,045	$3,006
Future estimated intangibles assets amortization:

(in thousands)	September 30, 2022
Remainder of 2022	$1,048
2023	3,917
2024	3,147
2025	2,608
2026	874
2027	327
$11,921
NOTE 6. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	September 30, 2022	December 31, 2021
Income tax receivables	$11,948	$25,691
Contract assets	12,429	12,530
Other	38,080	29,787
	$62,457	$68,008

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term assets

(in thousands)	September 30, 2022	December 31, 2021
Deferred income taxes	$6,041	$180,656
Deferred commissions	122,673	135,911
Right of use assets	80,163	87,521
Capped call transactions	3,583	59,964
Property and equipment	45,350	26,837
Venture investments	11,910	7,648
Intangible assets	11,921	14,063
Contract assets	10,541	10,643
Other	24,549	18,358
	$316,731	$541,601
Other current liabilities

(in thousands)	September 30, 2022	December 31, 2021
Operating lease liabilities	$5,787	$6,989
Dividends payable	2,466	2,454
	$8,253	$9,443
Other long-term liabilities

(in thousands)	September 30, 2022	December 31, 2021
Deferred revenue	$3,949	$5,655
Other	7,987	7,844
	$11,936	$13,499
NOTE 7. LEASES
Corporate headquarters
In February 2021, the Company agreed to accelerate its exit from its previous corporate headquarters to October 1, 2021, in exchange for a one-time payment from its landlord of $18 million, which was amortized over the remaining lease term. The exit accelerated depreciation on the related leasehold improvements and reduced the Company’s future lease liabilities by $21.1 million and right of use assets by $20.3 million. On March 31, 2021, the Company leased office space at One Main Street, Cambridge, Massachusetts, to serve as its corporate headquarters. The 4.5 year lease includes a base rent of $2 million per year.
New Waltham office
On July 6, 2021, the Company entered into an office space lease for 131 thousand square feet in Waltham, Massachusetts. The lease term of 11 years began on August 1, 2021. The annual rent equals the base rent plus a portion of building operating costs and real estate taxes. Rent first became payable on August 1, 2022. Base rent for the first year is approximately $6 million and will increase by 3% annually. In addition, the Company will receive an improvement allowance from the landlord of up to $11.8 million. This lease increased the Company’s lease liabilities and lease-related right of use assets by $42.1 million on August 1, 2021.
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Fixed lease costs (1)	$4,688	$(3,108)	$14,747	$(6,780)
Short-term lease costs	916	542	2,510	1,516
Variable lease costs	905	1,099	2,395	3,826
	$6,509	$(1,467)	$19,652	$(1,438)
(1) The lower fixed lease costs in the nine months ended September 30, 2021 was due to the modification of the corporate headquarters lease.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Right of use assets and lease liabilities

(in thousands)	September 30, 2022	December 31, 2021
Right of use assets (1)	$80,163	$87,521
Operating lease liabilities (2)	$5,787	$6,989
Long-term operating lease liabilities	$82,705	$87,818

(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets.
(2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term	7.4 years	7.7 years
Weighted-average discount rate (1)	4.2%	4.4%
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
Maturities of lease liabilities:

(in thousands)	September 30, 2022
Remainder of 2022	$(4,717)
2023	18,804
2024	16,841
2025	14,778
2026	11,257
2027 and thereafter	48,397
Total lease payments	105,360
Less: imputed interest (1)	(16,868)
$88,492
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for leases	$11,628	$14,403
Right of use assets recognized for new leases and amendments (non-cash)	$6,618	$54,716
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
As of September 30, 2022, the Notes were not eligible for conversion.
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
Carrying value of the Notes:

(in thousands)	September 30, 2022	December 31, 2021
Principal	$600,000	$600,000
Unamortized issuance costs	(7,116)	(9,278)
Convertible senior notes, net	$592,884	$590,722

Interest expense related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense (0.75% coupon)	$1,125	$1,125	$3,375	$3,375
Amortization of issuance costs	724	677	2,163	2,025
	$1,849	$1,802	$5,538	$5,400
The effective interest rate for the Notes:

	Nine Months Ended September 30,
	2022	2021
Weighted-average effective interest rate	1.2%	1.2%
Future payments of principal and contractual interest:

	September 30, 2022
(in thousands)	Principal	Interest	Total
2023	$—	$4,500	$4,500
2024	—	4,500	4,500
2025	600,000	2,250	602,250
	$600,000	$11,250	$611,250
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
Change in capped call transactions:

	Nine Months Ended September 30,
(in thousands)	2022	2021
January 1,	$59,964	$83,597
Fair value adjustment	(56,381)	(7,543)
September 30,	$3,583	$76,054
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
•Beginning with the fiscal quarter ended March 31, 2023, a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0.
As of September 30, 2022 and December 31, 2021, the Company had no outstanding cash borrowings under the Credit Facility.
As of September 30, 2022, the Company had $27.3 million in outstanding letters of credit which reduce the available borrowing capacity under the Credit Facility.
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
As a basis for classifying the fair value measurements, a three-tier fair value hierarchy, which classifies the fair value measurements based on the inputs used in measuring fair value, was established as follows:
•Level 1 - observable inputs, such as quoted prices in active markets for identical assets or liabilities;
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,899	$—	$—	$20,899	$3,216	$—	$—	$3,216
Marketable securities	$—	$168,085	$—	$168,085	$—	$202,814	$—	$202,814
Capped Call Transactions (1)	$—	$3,583	$—	$3,583	$—	$59,964	$—	$59,964
Venture investments (1) (2)	$—	$—	$11,910	$11,910	$—	$—	$7,648	$7,648
(1) Included in other long-term assets. (2) Investments in privately-held companies.
Changes in venture investments:

	Nine Months Ended September 30,
(in thousands)	2022	2021
January 1,	$7,648	$8,345
New investments	400	500
Sales of investments	(3,954)	(400)
Changes in foreign exchange rates	(675)	(52)
Changes in fair value:
included in other income	5,989	100
included in other comprehensive income	2,502	1,220
September 30,	$11,910	$9,713
The carrying value of certain other financial instruments, including receivables and accounts payable, approximates fair value due to these items’ short maturities.
Fair value of the Notes
The Notes’ fair value (including the conversion feature embedded in the Notes) was $488.3 million as of September 30, 2022 and $642.0 million as of December 31, 2021. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.
NOTE 10. REVENUE
Geographic revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022		2021		2022		2021
U.S.	$148,200	55%	$132,016	52%	$513,197	56%	$515,881	58%
Other Americas	18,546	7%	17,510	7%	80,558	9%	43,469	5%
United Kingdom (“U.K.”)	24,074	9%	25,982	10%	83,837	9%	86,747	10%
Europe (excluding U.K.), Middle East, and Africa	46,212	17%	46,306	18%	140,586	15%	143,763	15%
Asia-Pacific	33,699	12%	34,454	13%	103,197	11%	105,609	12%
	$270,731	100%	$256,268	100%	$921,375	100%	$895,469	100%
Revenue streams

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Perpetual license	$9,223	$2,874	$18,929	$20,922
Subscription license	31,112	35,421	210,245	251,226
Revenue recognized at a point in time	40,335	38,295	229,174	272,148
Maintenance	77,526	83,188	235,568	237,531
Pega Cloud	97,359	78,369	281,182	219,520
Consulting	55,511	56,416	175,451	166,270
Revenue recognized over time	230,396	217,973	692,201	623,321
Total revenue	$270,731	$256,268	$921,375	$895,469

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Pega Cloud	$97,359	$78,369	$281,182	$219,520
Maintenance	77,526	83,188	235,568	237,531
Subscription services	174,885	161,557	516,750	457,051
Subscription license	31,112	35,421	210,245	251,226
Subscription	205,997	196,978	726,995	708,277
Perpetual license	9,223	2,874	18,929	20,922
Consulting	55,511	56,416	175,451	166,270
	$270,731	$256,268	$921,375	$895,469
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of September 30, 2022:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$191,045	$328,111	$69,753	$814	$27,968	$617,691	53%
1-2 years	55,141	213,304	4,113	4,505	6,699	283,762	25%
2-3 years	24,496	115,416	1,420	2,252	1,648	145,232	13%
Greater than 3 years	16,198	82,807	1,734	—	508	101,247	9%
	$286,880	$739,638	$77,020	$7,571	$36,823	$1,147,932	100%
As of September 30, 2021:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$196,667	$284,359	$49,265	$15,686	$31,673	$577,650	56%
1-2 years	59,360	177,214	16,872	1,064	6,561	261,071	25%
2-3 years	37,734	79,775	420	4,094	5,165	127,188	12%
Greater than 3 years	33,935	30,113	245	2,127	1,697	68,117	7%
	$327,696	$571,461	$66,802	$22,971	$45,096	$1,034,026	100%
NOTE 11. STOCK-BASED COMPENSATION
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$6,797	$5,114	$19,754	$16,889
Selling and marketing	12,933	13,376	36,524	41,844
Research and development	7,724	6,231	22,425	19,343
General and administrative	6,320	3,974	14,598	11,407
	$33,774	$28,695	$93,301	$89,483
Income tax benefit	$(600)	$(5,845)	$(1,505)	$(18,028)
As of September 30, 2022, the Company had $161.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.1 years.
Grants

	Nine Months Ended September 30, 2022
(in thousands)	Shares	Total Fair Value
Restricted stock units	1,436	$112,303
Non-qualified stock options	4,529	$102,332
Common stock	14	$600

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. INCOME TAXES
Effective income tax rate

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Provision for (benefit from) income taxes	$11,748	$(24,826)	$190,239	$(54,360)
Effective income tax rate (benefit rate)			100%	(68)%
The change in the effective income tax rate (benefit rate) in the nine months ended September 30, 2022 was primarily due to the recognition of a $191.9 million valuation allowance recognized at June 30, 2022, on the Company’s U.S. and U.K deferred tax assets. As a result of recording the valuation allowance, the Company is no longer recording any income tax benefit on its U.S and U.K losses. The $11.7 million provision for (benefit from) income taxes for the three months ended September 30, 2022 primarily represents non-U.K. foreign income taxes.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. Future realization of deferred tax assets ultimately depends on sufficient taxable income within the available carryback or carryforward periods. The Company’s deferred tax valuation allowance requires significant judgment and uncertainties, including assumptions about future taxable income based on historical and projected information. On a quarterly basis, the Company reassesses the need for a valuation allowance on its existing net deferred tax assets by tax-paying jurisdiction, weighing positive and negative evidence to assess its recoverability. In making such a determination, the Company considers all available and objectively verifiable negative and positive evidence, including future reversals of existing taxable temporary differences, committed contractual backlog (“Backlog”), projected future taxable income inclusive of the impact of enacted legislation, tax-planning strategies, and results of recent operations. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.
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
As of June 30, 2022, the combination of the above factors caused the Company to conclude there is not sufficient objectively verifiable positive evidence to support that it is more likely than not the Company will generate sufficient future taxable income to recover the Company’s U.S. and U.K. net deferred tax assets. Accordingly, the Company recorded a valuation allowance of $191.9 million in income tax expense during the three months ended June 30, 2022.
The Company intends to continue maintaining a full valuation allowance on our U.S and U.K deferred tax assets until there is sufficient evidence to support the realization of these deferred tax assets.
NOTE 13. (LOSS) PER SHARE
Basic (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.
Calculation of (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net (loss)	$(93,520)	$(56,468)	$(380,195)	$(25,794)
Weighted-average common shares outstanding	81,996	81,526	81,842	81,284
(Loss) per share, basic	$(1.14)	$(0.69)	$(4.65)	$(0.32)

Net (loss)	$(93,520)	$(56,468)	$(380,195)	$(25,794)
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	81,996	81,526	81,842	81,284
(Loss) per share, diluted	$(1.14)	$(0.69)	$(4.65)	$(0.32)

Outstanding anti-dilutive stock options and RSUs (4)	3,019	5,815	3,589	6,136
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
As of September 30, 2022 and December 31, 2021, the Company has no accrued losses for litigation.
Pegasystems Inc. v. Appian Corp. & Business Process Management Inc.
On July 3, 2019, the Company filed suit in Massachusetts federal court against Appian Corp. (“Appian”) and Business Process Management, Inc. (“BPM”) relating to a BPM “Market Report” that Appian had used to promote itself against the Company. Pegasystems Inc. v. Appian Corp. & Business Process Management Inc., No. 1:19-cv-11461 (D. Mass). On April 15, 2022, each of the parties filed motions for summary judgment with the court. On September 30, 2022, the court entered an order allowing in part and denying in part each party’s motion for summary judgment, thereby narrowing the potential issues for trial. On October 24, 2022, the court entered an order setting a trial date of January 3, 2023. The Company continues to believe the counterclaims brought by Appian against the Company are without merit, and the Company intends to vigorously pursue its claims against Appian and defend against the counterclaims brought against the Company in this matter. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the Company’s belief that the damages claimed by Appian fail to satisfy the required legal standard, the status of the proceeding, and due to the uncertainty as to how a jury may rule if this ultimately proceeds to trial.
Appian Corp. v. Pegasystems Inc. & Youyong Zou
As previously reported, the Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages in the amount of $2,036,860,045 for trade secret misappropriation and $1.00 for the violation of the Virginia Computer Crimes Act. On September 15, 2022, the circuit court of Fairfax County entered judgment in the amount of $2,060,479,287, consisting of the damages previously awarded by the jury plus attorneys’ fees and costs, and stating that the judgment is subject to post-judgment interest at a rate of 6.0% per annum, from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the amount of the award of attorneys’ fees and costs. On September 15, 2022, the Company filed a notice of appeal from the judgment. On September 29, 2022, the circuit court of Fairfax County approved a $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. This appeals process could potentially take years to complete. The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of appellate proceedings and/or any potential new trial resulting from the appellate proceedings.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell
On May 19, 2022, a lawsuit was filed against the Company, the Company’s chief executive officer and the Company’s chief operating and financial officer in the United States District Court for the Eastern District of Virginia Alexandria Division, captioned City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:22-cv-00578-LMB-IDD). The complaint generally alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and that the individual defendants violated Section 20(a) of the Exchange Act, in each case by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaint seeks unspecified damages on behalf of a class of purchasers of the Company’s securities between May 29, 2020 and May 9, 2022. The litigation has since been transferred to the United States District Court for the District of Massachusetts (Case 1:22-cv-11220-WGY), and lead plaintiff class representatives—Central Pennsylvania Teamsters Pension Fund - Defined Benefit Plan, Central Pennsylvania Teamsters Pension Fund - Retirement Income Plan 1987, and Construction Industry Laborers Pension Fund—have been appointed. On October 18, 2022, a consolidated amended complaint was filed that does not add any new parties or legal claims, is based upon the same general factual allegations as the original complaint, and now seeks unspecified damages on behalf of a class of purchasers of the Company’s securities between June 16, 2020 and May 9, 2022. The Company believes the claims brought against the defendants are without merit, and intends to vigorously defend against these claims. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the stage of the lawsuit, the Company’s belief that the claims are without merit, and there being no specified quantum of damages sought in the complaint.

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
The forward-looking statements in this Quarterly Report represent our views as of October 26, 2022.
BUSINESS OVERVIEW
We develop, market, license, host, and support enterprise software that helps organizations build agility into their business so they can adapt to change. Our powerful low-code platform for workflow automation and AI-powered decisioning enables the world’s leading brands and government agencies to hyper-personalize customer experiences, streamline customer service, and automate mission-critical business processes and workflows. With Pega, our clients can leverage our intelligent technology and scalable architecture to accelerate their digital transformation. In addition, our client success teams, world-class partners, and clients themselves leverage our Pega Express™ methodology to design and deploy mission-critical applications quickly and collaboratively.
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
Subscription transition
We are transitioning our business to sell software primarily through subscription arrangements. Until we fully complete our subscription transition, which we expect will occur in 2023, our operating results may be impacted. Operating performance and the actual mix of revenue and new arrangements in each period can fluctuate based on client preferences for our perpetual and subscription offerings. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Coronavirus (“COVID-19”)
As of September 30, 2022, COVID-19 has not had a material impact on our results of operations or financial condition. See “Actual or threatened public health emergencies could harm our business” in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Ukraine
Our direct financial exposure to Ukraine, Russia, and Belarus is not material.
In 2021, before Russia's invasion of Ukraine, we made a business decision to stop pursuing new clients in Russia and closed our local office. For the year ended December 31, 2021, total revenue from clients located in Ukraine, Russia, and Belarus was less than $4.0 million. However, the ultimate impact of Russia’s invasion of Ukraine on our business will depend on future developments, including the duration and spread of the conflict and the impact on our people, partners, clients, and vendors in neighboring countries and globally, all of which are uncertain and unpredictable.
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

ACV Growth
10% (16% Constant Currency)
Since September 30, 2021

$1,150M
$1,100M
$1,050M
$1,000M
$950M
$900M
$948M
$1,008M
$5
$1,003
$1,042M
$8
$1,034
$1,060M
$32
$1,028
$1,098M
$58
$1,040
Q3 21
Q4 21
Q1 22
Q2 22
Q3 22
ACV
Impact of changes in foreign exchange rates

Remaining performance obligations (“Backlog”)

Backlog Growth
11% (18% Constant Currency)
Since September 30, 2021

$1,300M
$1,200M
$1,100M
$1,000M
$900M
$800M
$1,034M
$1,222M
$74
$1,148
Q3 2021
Q3 2022
Backlog
Impact of changes in foreign exchange rates

Reconciliation of GAAP Backlog and Constant Currency Backlog

(in millions, except percentages)	Q3 2022	1 Year Growth Rate
Backlog	$1,148	11%
Impact of changes in foreign exchange rates	74	7%
Backlog - Constant Currency	$1,222	18%
Note: Constant currency measures are calculated by applying foreign exchange rates for the earliest period shown to all periods. The above constant currency measures reflect foreign exchange rates applicable as of Q3 2021. We believe that non-GAAP financial measures help investors understand our core operating results and prospects, consistent with how management measures and forecasts our performance without the effect of often one-time charges and other items outside our normal operations. The supplementary non-GAAP financial measures are not meant to be superior to or a substitute for financial measures prepared under U.S. GAAP.
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
This transition has impacted the optics of revenue growth as revenue from subscription service arrangements, which includes Pega Cloud and maintenance, is typically recognized over the contract term, while revenue from license sales is recognized when the license rights become effective, typically upfront.

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2022		2021				2022		2021
Pega Cloud	$97,359	36%	$78,369	31%	$18,990	24%	$281,182	31%	$219,520	25%	$61,662	28%
Maintenance	77,526	29%	83,188	32%	(5,662)	(7)%	235,568	25%	237,531	26%	(1,963)	(1)%
Subscription services	174,885	65%	161,557	63%	13,328	8%	516,750	56%	457,051	51%	59,699	13%
Subscription license	31,112	11%	35,421	14%	(4,309)	(12)%	210,245	23%	251,226	28%	(40,981)	(16)%
Subscription	205,997	76%	196,978	77%	9,019	5%	726,995	79%	708,277	79%	18,718	3%
Perpetual license	9,223	3%	2,874	1%	6,349	221%	18,929	2%	20,922	2%	(1,993)	(10)%
Consulting	55,511	21%	56,416	22%	(905)	(2)%	175,451	19%	166,270	19%	9,181	6%
	$270,731	100%	$256,268	100%	$14,463	6%	$921,375	100%	$895,469	100%	$25,906	3%
The revenue changes in the three and nine months ended September 30, 2022 generally reflect the impact of our subscription transition. Other factors impacting our revenue include:
•The United States Dollar has strengthened against foreign currencies in the markets we operate, which reduced total revenue growth in the three and nine months ended September 30, 2022 by approximately 5 percent.
•The decreases in subscription license revenue in the three and nine months ended September 30, 2022 were primarily due to several large software license contracts recognized in revenue in the three and nine months ended September 30, 2021.
•The decreases in maintenance revenue in the three and nine months ended September 30, 2022 were primarily due to changes in foreign currency exchange rates and the continuing shift to Pega Cloud.
•The increase in consulting revenue in the nine months ended September 30, 2022 was primarily due to an increase in consultant billable hours in North America.
Gross profit

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2022		2021				2022		2021
Pega Cloud	$68,673	71%	$52,845	67%	$15,828	30%	$194,350	69%	$147,388	67%	$46,962	32%
Maintenance	71,671	92%	77,895	94%	(6,224)	(8)%	219,296	93%	221,457	93%	(2,161)	(1)%
Subscription services	140,344	80%	130,740	81%	9,604	7%	413,646	80%	368,845	81%	44,801	12%
Subscription license	30,484	98%	34,815	98%	(4,331)	(12)%	208,322	99%	249,415	99%	(41,093)	(16)%
Subscription	170,828	83%	165,555	84%	5,273	3%	621,968	86%	618,260	87%	3,708	1%
Perpetual license	9,120	99%	2,824	98%	6,296	223%	18,756	99%	20,771	99%	(2,015)	(10)%
Consulting	(2,267)	(4)%	3,667	6%	(5,934)	*	4,289	2%	5,238	3%	(949)	(18)%
	$177,681	66%	$172,046	67%	$5,635	3%	$645,013	70%	$644,269	72%	$744	—%
* not meaningful
The gross profit percent changes in the three and nine months ended September 30, 2022 were primarily due to a shift in the revenue mix.
•The increases in Pega Cloud gross profit percent in the three and nine months ended September 30, 2022 were primarily due to cost-efficiency gains as Pega Cloud grows and scales.
•The decrease in Maintenance gross profit percent in the three months ended September 30, 2022 was primarily due to a decrease in maintenance revenue.
•The decreases in consulting gross profit percent in the three and nine months ended September 30, 2022 were due to increases in consultant availability.

Operating expenses

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2022		2021				2022		2021
		% of Revenue		% of Revenue				% of Revenue		% of Revenue
Selling and marketing	$153,517	57%	$152,479	59%	$1,038	1%	$472,951	51%	$457,641	51%	$15,310	3%
Research and development	$75,342	28%	$64,728	25%	$10,614	16%	$221,173	24%	$191,565	21%	$29,608	15%
General and administrative	$26,043	10%	$20,176	8%	$5,867	29%	$94,530	10%	$57,607	6%	$36,923	64%
•The increase in selling and marketing in the nine months ended September 30, 2022 was primarily due to an increase in employee travel and entertainment and marketing events of $10.7 million.
•The increases in research and development in the three and nine months ended September 30, 2022 were primarily due to increases in compensation and benefits of $7.5 million and $19.6 million, attributable to increases in headcount and incentive compensation. The increases in headcount reflects additional investments in developing our solutions.
•The increases in general and administrative in the three and nine months ended September 30, 2022 were primarily due to increases in compensation and benefits of $2.9 million and $5.7 million, facilities expenses of $1.1 million and $2.8 million, and legal fees and related expenses arising from litigation proceedings outside the ordinary course of business of $0.4 million and $24.0 million. We have incurred and expect to continue to incur additional expenses for these proceedings in 2022. See "Note 14. Commitments and Contingencies" in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report for additional information.
Other income and expenses

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021			2022	2021
Foreign currency transaction gain (loss)	$3,826	$518	$3,308	639%	$8,415	$(4,983)	$13,398	*
Interest income	520	166	354	213%	1,036	555	481	87%
Interest expense	(1,992)	(1,908)	(84)	(4)%	(5,882)	(5,747)	(135)	(2)%
(Loss) on capped call transactions	(6,876)	(14,735)	7,859	53%	(56,381)	(7,543)	(48,838)	(647)%
Other (loss) income, net	(29)	2	(31)	*	6,497	108	6,389	5,916%
	$(4,551)	$(15,957)	$11,406	71%	$(46,315)	$(17,610)	$(28,705)	(163)%
* not meaningful
•The increases in foreign currency transaction gain (loss) in the three and nine months ended September 30, 2022 were primarily due to the impact of fluctuations in foreign currency exchange rates associated with foreign currency-denominated cash and receivables held by our subsidiary in the United Kingdom.
•The increases in interest income in the three and nine months ended September 30, 2022 were primarily due to increases in market interest rates.
•The changes in (loss) on capped call transactions in the three and nine months ended September 30, 2022 were due to fair value adjustments for our capped call transactions. See "Note 9. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report for additional information.
•The increase in other (loss) income, net in the nine months ended September 30, 2022 was due to gains on our venture investments portfolio.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Provision for (benefit from) income taxes	$11,748	$(24,826)	$190,239	$(54,360)
Effective income tax rate (benefit rate)			100%	(68)%
During the nine months ended September 30, 2022, the change in our effective income tax rate (benefit rate) was primarily due to the recognition of a $191.9 million valuation allowance recognized at June 30, 2022, on our U.S. and U.K deferred tax assets. As a result of recording the valuation allowance, we are no longer recording any income tax benefit on our U.S and U.K losses. The $11.7 million provision for (benefit from) income taxes for the three months ended September 30, 2022 primarily represents non-U.K. foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$(13,446)	$(5,321)
Investing activities	10,104	42,730
Financing activities	(43,484)	(91,431)
Effect of exchange rates on cash and cash equivalents	(5,513)	(1,466)
Net (decrease) in cash and cash equivalents	$(52,339)	$(55,488)

(in thousands)	September 30, 2022	December 31, 2021
Held by U.S. entities	$226,640	$274,813
Held by foreign entities	49,071	87,966
Total cash, cash equivalents, and marketable securities	$275,711	$362,779
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
Operating activities
We are transitioning our business to sell software primarily through subscription arrangements. This transition has impacted and is expected to continue impacting our billings and cash collections, as subscription licenses and services are generally billed and collected over the contract term, while perpetual license arrangements are generally billed and collected upfront when the license rights become effective.
The change in cash (used in) operating activities in the nine months ended September 30, 2022 was primarily due to our subscription transition and increased costs as we made investments in research and development to support development of our offerings partially offset by strong client collections. In addition, in the nine months ended September 30, 2022 and 2021, we incurred $32.4 million and $8.4 million in legal fees and related expenses arising from proceedings that originated outside of the ordinary course of business. We expect to continue to incur additional expenses for these proceedings. See "Note 14. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report for additional information.
Investing activities
The change in cash provided by investing activities in the nine months ended September 30, 2022 was primarily driven by our investments in financial instruments and an increase in office space related capital expenditures.
Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025.
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. As of September 30, 2022, we had no outstanding cash borrowings under the Credit Facility but had $27.3 million in outstanding letters of credit which reduce the available borrowing capacity. See "Note 8. Debt" in Part I, Item 1 of this Quarterly Report for additional information.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Nine Months Ended September 30, 2022
December 31, 2021	$22,583
Authorizations (1)	60,000
Repurchases (2)	(24,508)
September 30, 2022	$58,075
(1) On June 2, 2022, we announced that our Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2023.
(2) All purchases under this program have been made on the open market.

Common stock repurchases

	Nine Months Ended September 30,
	2022		2021
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	279	$24,508	245	$31,788
Repurchases unpaid at period end	—	—	3	400
Stock repurchase program	279	24,508	248	32,188
Tax withholdings for net settlement of equity awards	253	17,575	462	59,819
	532	$42,083	710	$92,007
During the nine months ended September 30, 2022 and 2021, instead of receiving cash from the equity holders, we withheld shares with a value of $11.5 million and $47.1 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Nine Months Ended September 30,
(in thousands)	2022	2021
Dividend payments to stockholders	$7,368	$7,310
Contractual obligations
As of September 30, 2022, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2022	2023	2024	2025	2026	2027 and thereafter	Other	Total
Convertible senior notes (1)	$—	$4,500	$4,500	$602,250	$—	$—	$—	$611,250
Purchase obligations (2)	7,925	14,802	15,479	17,594	14,492	14	—	70,306
Operating lease obligations	(4,717)	18,804	16,841	14,778	11,257	48,397	—	105,360
Liability for uncertain tax positions (3)	—	—	—	—	—	—	1,242	1,242
	$3,208	$38,106	$36,820	$634,622	$25,749	$48,411	$1,242	$788,158
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in:

	Nine Months Ended September 30,
	2022	2021
(Decrease) increase in revenue	(4)%	(4)%
Increase (decrease) in net income	2%	(9)%
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

A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Foreign currency gain (loss)	$(6,335)	$(4,480)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2022. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in “Note 14. Commitments and Contingencies”, in Part I, Item 1 of this Quarterly Report is incorporated herein by reference and updates the description of our pending legal proceedings, as described in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 16, 2022 and in our Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission on April 28, 2022 and July 27, 2022.
ITEM 1A.     RISK FACTORS
The risk factors set forth below update the risk factors in our Annual Report on Form 10-K filed with the SEC on February 16, 2022 and in our Quarterly Reports on Form 10-Q filed with the SEC on April 28, 2022 and July 27, 2022.
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
Other companies or individuals have obtained proprietary rights covering a variety of designs, processes, and systems. Third parties have claimed and may in the future claim that we have infringed or otherwise violated their intellectual property. We are currently party to litigation with Appian Corp. - see Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report; Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of our Quarterly Report filed with the SEC on July 27, 2022; Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of our Quarterly Report filed with the SEC on April 28, 2022; and Part I, Item 3 “Legal Proceedings” and Note 19 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report filed with the SEC on February 16, 2022.
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
We are currently party to litigation with Appian Corp. - see Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report; Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of our Quarterly Report filed with the SEC on July 27, 2022; Part II, Item 1 “Legal Proceedings” and Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of our Quarterly Report filed with the SEC on April 28, 2022; and Part I, Item 3 “Legal Proceedings” and Note 19 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report filed with the SEC on February 16, 2022. On September 15, 2022, the circuit court of Fairfax County entered judgment in the amount of $2,060,479,287, consisting of the jury verdict and the Court’s award of attorneys’ fees and costs to Appian, and stating that Appian will be entitled to post-judgment interest at the rate of 6% per annum from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the portion of the judgment that is attributable to the Court’s award of attorneys’ fees and costs. On September 15, 2022, the Company filed a notice of appeal from the judgment. On September 29, 2022, the circuit court of Fairfax County approved of the $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. This appeals process could potentially take years to complete. Notwithstanding the circuit court of Fairfax County having entered this judgment, we are unable to reasonably estimate possible damages in that matter because, among other things, of the uncertainty as to the outcome of appellate proceedings, and/or any potential new trial resulting from the appellate proceedings. If we are ultimately unsuccessful in prevailing in the matter in its entirety or in obtaining a substantially smaller jury verdict, we may be required to incur debt or otherwise engage in capital market transactions to finance the final judgment, together with interest and any awards of attorneys’ fees and costs. In addition, if we do not satisfy the judgment within 60 days following the expiration of the right to appeal, there may be an acceleration of liabilities under our Convertible Senior Notes and our Credit Facility. While we continue to believe that we have the financial strength to pay these amounts if it ever becomes necessary, it is possible that we may not be able to engage in these activities on desirable terms, which could have a material adverse effect on our business, financial condition, and operating results.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities
Common stock repurchased in the three months ended September 30, 2022:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (2)
July 1, 2022 - July 31, 2022	14	$48.98	—	$58,075
August 1, 2022 - August 31, 2022	7	40.49	—	$58,075
September 1, 2022 - September 30, 2022	121	36.81	—	$58,075
	142	$38.20	—
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

Pegasystems Inc.

Dated:	October 26, 2022	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)