Form 10-Q
period 2023-03-31
PEGASYSTEMS INC
filed 2023-04-26
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 82,961,204 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on April 19, 2023.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$168,318	$145,054
Marketable securities	155,564	152,167
Total cash, cash equivalents, and marketable securities	323,882	297,221
Accounts receivable	201,585	255,150
Unbilled receivables	196,279	213,719
Other current assets	73,982	80,388
Total current assets	795,728	846,478
Unbilled receivables	79,704	95,806
Goodwill	81,434	81,399
Other long-term assets	324,975	333,989
Total assets	$1,281,841	$1,357,672
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,565	$18,195
Accrued expenses	45,432	50,355
Accrued compensation and related expenses	56,574	127,728
Deferred revenue	342,591	325,212
Other current liabilities	17,802	17,450
Total current liabilities	474,964	538,940
Convertible senior notes, net	561,655	593,609
Operating lease liabilities	76,082	79,152
Other long-term liabilities	14,644	15,128
Total liabilities	1,127,345	1,226,829
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 82,940 and 82,436 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	829	824
Additional paid-in capital	272,481	229,602
Accumulated deficit	(97,287)	(76,513)
Accumulated other comprehensive (loss)	(21,527)	(23,070)
Total stockholders’ equity	154,496	130,843
Total liabilities and stockholders’ equity	$1,281,841	$1,357,672

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended March 31,
	2023	2022
Revenue
Subscription services	$187,509	$170,033
Subscription license	84,527	137,533
Consulting	53,033	61,301
Perpetual license	403	7,440
Total revenue	325,472	376,307
Cost of revenue
Subscription services	36,864	32,030
Subscription license	719	622
Consulting	60,348	55,511
Perpetual license	3	34
Total cost of revenue	97,934	88,197
Gross profit	227,538	288,110
Operating expenses
Selling and marketing	149,797	162,236
Research and development	75,376	71,490
General and administrative	23,110	35,764
Restructuring	1,461	—
Total operating expenses	249,744	269,490
(Loss) income from operations	(22,206)	18,620
Foreign currency transaction (loss) gain	(2,675)	2,876
Interest income	1,485	207
Interest expense	(1,918)	(1,946)
Gain (loss) on capped call transactions	3,206	(30,560)
Other income, net	6,583	2,741
(Loss) before provision for (benefit from) income taxes	(15,525)	(8,062)
Provision for (benefit from) income taxes	5,249	(7,683)
Net (loss)	$(20,774)	$(379)
(Loss) per share
Basic	$(0.25)	$—
Diluted	$(0.25)	$—
Weighted-average number of common shares outstanding
Basic	82,604	81,680
Diluted	82,604	81,680

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (in thousands)
	Three Months Ended March 31,
	2023	2022
Net (loss)	$(20,774)	$(379)
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on available-for-sale securities	(46)	222
Foreign currency translation adjustments	1,589	(2,770)
Total other comprehensive income (loss), net of tax	1,543	(2,548)
Comprehensive (loss)	$(19,231)	$(2,927)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2021	81,712	$817	$145,810	$276,449	$(6,988)	$416,088
Repurchase of common stock	(242)	(2)	(22,581)	—	—	(22,583)
Issuance of common stock for stock compensation plans	297	3	(12,131)	—	—	(12,128)
Issuance of common stock under the employee stock purchase plan	35	—	2,446	—	—	2,446
Stock-based compensation	—	—	28,227	—	—	28,227
Cash dividends declared ($0.03 per share)	—	—	—	(2,455)	—	(2,455)
Other comprehensive (loss)	—	—	—	—	(2,548)	(2,548)
Net (loss)	—	—	—	(379)	—	(379)
March 31, 2022	81,802	$818	$141,771	$273,615	$(9,536)	$406,668

December 31, 2022	82,436	$824	$229,602	$(76,513)	$(23,070)	$130,843
Issuance of common stock for stock compensation plans	452	4	668	—	—	672
Issuance of common stock under the employee stock purchase plan	52	1	2,142	—	—	2,143
Stock-based compensation	—	—	42,557	—	—	42,557
Cash dividends declared ($0.03 per share)	—	—	(2,488)	—	—	(2,488)
Other comprehensive income	—	—	—	—	1,543	1,543
Net (loss)	—	—	—	(20,774)	—	(20,774)
March 31, 2023	82,940	$829	$272,481	$(97,287)	$(21,527)	$154,496

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Three Months Ended March 31,
	2023	2022
Operating activities
Net (loss)	$(20,774)	$(379)
Adjustments to reconcile net (loss) to cash provided by operating activities
Stock-based compensation	42,557	28,227
Deferred income taxes	(126)	(9,295)
(Gain) loss on capped call transactions	(3,206)	30,560
Amortization of deferred commissions	14,277	17,221
Lease expense	4,594	3,919
Amortization of intangible assets and depreciation	4,724	4,171
Foreign currency transaction loss (gain)	2,675	(2,876)
Other non-cash	(5,729)	(1,100)
Change in operating assets and liabilities, net	29,115	(55,332)
Cash provided by operating activities	68,107	15,116
Investing activities
Purchases of investments	(39,401)	(33,690)
Proceeds from maturities and called investments	36,475	20,915
Sales of investments	—	13,350
Investment in property and equipment	(11,487)	(6,657)
Cash (used in) investing activities	(14,413)	(6,082)
Financing activities
Repurchases of convertible senior notes	(29,901)	—
Proceeds from settlement of capped calls transactions	188	—
Dividend payments to stockholders	(2,474)	(2,454)
Proceeds from employee stock purchase plan	2,143	2,446
Proceeds from stock option exercises	1,779	—
Common stock repurchases	(1,107)	(35,910)
Cash (used in) financing activities	(29,372)	(35,918)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	782	(310)
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,104	(27,194)
Cash, cash equivalents, and restricted cash, beginning of period	145,054	159,965
Cash, cash equivalents, and restricted cash, end of period	$170,158	$132,771

Cash and cash equivalents	$168,318	$132,771
Restricted cash included in other long-term assets	1,840	—
Total cash, cash equivalents and restricted cash	$170,158	$132,771

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.
In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.
All intercompany transactions and balances were eliminated in consolidation. The operating results for the interim periods presented do not necessarily indicate the expected results for the full year 2023.
NOTE 2. MARKETABLE SECURITIES

	March 31, 2023				December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$2,970	$—	$(33)	$2,937	$2,960	$—	$(52)	$2,908
Corporate debt	154,299	8	(1,680)	152,627	151,906	—	(2,647)	149,259
	$157,269	$8	$(1,713)	$155,564	$154,866	$—	$(2,699)	$152,167
As of March 31, 2023, marketable securities’ maturities ranged from April 2023 to January 2026, with a weighted-average remaining maturity of 0.5 years.
NOTE 3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$201,585	$255,150
Unbilled receivables	196,279	213,719
Long-term unbilled receivables	79,704	95,806
	$477,568	$564,675
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.
Unbilled receivables by expected billing date:

(Dollars in thousands)	March 31, 2023
1 year or less	$196,279	71%
1-2 years	64,812	24%
2-5 years	14,892	5%
	$275,983	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	March 31, 2023
2023	$51,895	19%
2022	96,349	34%
2021	87,278	32%
2020	27,755	10%
2019 and prior	12,706	5%
	$275,983	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	March 31, 2023	December 31, 2022
Contract assets (1)	$14,463	$17,546
Long-term contract assets (2)	11,323	16,470
	$25,786	$34,016
(1) Included in other current assets. (2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	March 31, 2023	December 31, 2022
Deferred revenue	$342,591	$325,212
Long-term deferred revenue (1)	3,323	3,552
	$345,914	$328,764
(1) Included in other long-term liabilities.
The increase in deferred revenue in the three months ended March 31, 2023 was primarily due to new billings in advance of revenue recognition exceeding the $139.7 million of revenue recognized during the period that was included in deferred revenue as of December 31, 2022.
NOTE 4. DEFERRED COMMISSIONS

(in thousands)	March 31, 2023	December 31, 2022
Deferred commissions (1)	$124,069	$130,195
(1) Included in other long-term assets.

	Three Months Ended March 31,
(in thousands)	2023	2022
Amortization of deferred commissions (1)	$14,277	$17,221
(1) Included in selling and marketing expense.
NOTE 5. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Three Months Ended March 31,
(in thousands)	2023	2022
January 1,	$81,399	$81,923
Currency translation adjustments	35	108
March 31,	$81,434	$82,031
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		March 31, 2023
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,094	$(58,983)	$4,111
Technology	2-10 years	68,085	(62,335)	5,750
Other	1-5 years	5,361	(5,361)	—
		$136,540	$(126,679)	$9,861
(1) Included in other long-term assets.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 31, 2022
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,076	$(58,623)	$4,453
Technology	2-10 years	68,056	(61,621)	6,435
Other	1-5 years	5,361	(5,361)	—
		$136,493	$(125,605)	$10,888
(1) Included in other long-term assets.
Future estimated intangibles assets amortization:

(in thousands)	March 31, 2023
Remainder of 2023	$2,884
2024	3,163
2025	2,613
2026	874
2027	327
$9,861
Amortization of intangible assets:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$706	$629
Selling and marketing	343	343
	$1,049	$972

NOTE 6. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	March 31, 2023	December 31, 2022
Income tax receivables	$22,344	$25,354
Contract assets	14,463	17,546
Other	37,175	37,488
	$73,982	$80,388
Other long-term assets

(in thousands)	March 31, 2023	December 31, 2022
Deferred commissions	$124,069	$130,195
Right of use assets	72,549	76,114
Property and equipment	55,775	55,056
Venture investments	16,265	13,069
Contract assets	11,323	16,470
Intangible assets	9,861	10,888
Capped call transactions	5,600	2,582
Deferred income taxes	4,827	4,795
Restricted cash	1,840	—
Other	22,866	24,820
	$324,975	$333,989
Other current liabilities

(in thousands)	March 31, 2023	December 31, 2022
Operating lease liabilities	$15,314	$14,976
Dividends payable	2,488	2,474
	$17,802	$17,450

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term liabilities

(in thousands)	March 31, 2023	December 31, 2022
Deferred revenue	$3,323	$3,552
Income taxes payable	3,578	3,207
Other	7,743	8,369
	$14,644	$15,128
NOTE 7. LEASES
Expense

	Three Months Ended March 31,
(in thousands)	2023	2022
Fixed lease costs	$5,766	$5,093
Short-term lease costs	781	806
Variable lease costs	1,975	764
	$8,522	$6,663
Right of use assets and lease liabilities

(in thousands)	March 31, 2023	December 31, 2022
Right of use assets (1)	$72,549	$76,114
Operating lease liabilities (2)	$15,314	$14,976
Long-term operating lease liabilities	$76,082	$79,152

(1) Included in other long-term assets.
(2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term	7.3 years	7.5 years
Weighted-average discount rate (1)	4.1%	4.1%
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
Maturities of lease liabilities:

(in thousands)	March 31, 2023
Remainder of 2023	$14,003
2024	17,642
2025	14,562
2026	10,917
2027	9,863
2028	9,290
Thereafter	30,090
Total lease payments	106,367
Less: imputed interest (1)	(14,971)
$91,396
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for operating leases, net of tenant improvement allowances	$5,038	$3,650
Right of use assets recognized for new leases and amendments (non-cash)	$721	$3,854

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
In the three months ended March 31, 2023, the Company recorded a gain of $2.8 million in other income, net from the repurchase of Notes representing $33 million in aggregate principal amount.
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
As of March 31, 2023, the Notes were not eligible for conversion.
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
Carrying value of the Notes:

(in thousands)	March 31, 2023	December 31, 2022
Principal	$567,000	$600,000
Unamortized issuance costs	(5,345)	(6,391)
Convertible senior notes, net	$561,655	$593,609

Interest expense related to the Notes:

	Three Months Ended March 31,
(in thousands)	2023	2022
Contractual interest expense (0.75% coupon)	$1,125	$1,125
Amortization of issuance costs	728	719
	$1,853	$1,844

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The average interest rate on the Notes in the three months ended March 31, 2023 and 2022 was 1.2%.
Future payments of principal and contractual interest:

	March 31, 2023
(in thousands)	Principal	Interest	Total
Remainder of 2023	$—	$1,772	$1,772
2024	—	4,253	4,253
2025	567,000	2,126	569,126
	$567,000	$8,151	$575,151
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions covered approximately 4.4 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s common stock. In the three months ended March 31, 2023, Capped Call Transactions covering approximately 0.2 million shares were settled for proceeds of $0.2 million.
As of March 31, 2023, Capped Call Transactions representing approximately 4.2 million shares were outstanding.
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
Change in capped call transactions:

	Three Months Ended March 31,
(in thousands)	2023	2022
January 1,	$2,582	$59,964
Settlements	(188)	—
Fair value adjustment	3,206	(30,560)
March 31,	$5,600	$29,404
Credit facility
In November 2019, and as since amended, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. The Company may use borrowings for general corporate purposes and to finance working capital needs. Subject to specific conditions and the agreement of the financial institutions lending the additional amount, the aggregate commitment may be increased to $200 million. The commitments expire on November 4, 2024, and any outstanding loans will be payable on such date. The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions.
The Company is required to comply with financial covenants, including:
•Beginning with the fiscal quarter ended March 31, 2022 and ending with the fiscal quarter ended December 31, 2023, Pegasystems Inc. must maintain at least $200 million in cash, investments, and availability under the Revolving Credit Loan.
•Beginning with the fiscal quarter ended March 31, 2023 and ending with the fiscal year ended December 31, 2023, maintain

	Year to Date
(in thousands)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Minimum Consolidated EBITDA (as defined in the Credit Facility)	$38,862	$59,894	$95,597	$214,590
•Beginning with the fiscal quarter ended March 31, 2024, a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0.
As of March 31, 2023 and December 31, 2022, the Company had no outstanding cash borrowings under the Credit Facility.
As of March 31, 2023, the Company had $27.3 million in outstanding letters of credit, which reduce the Company’s available borrowing capacity under the Credit Facility.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. RESTRUCTURING
Go-to-market plan and Salem office
During the fourth quarter of 2022, management committed to a restructuring plan aligned with the Company’s target organization go-to-market strategy. The plan resulted in a restructuring expense of $21.7 million, primarily associated with severance and benefits for impacted employees and expenses incurred as a result of the closure of the Company’s Salem, New Hampshire office.
Accrued employee severance and related benefits:

(in thousands)	2023
January 1,	$18,573
Costs incurred	220
Cash disbursements	(14,458)
Currency translation adjustments	181
March 31,	$4,516
2023 office space closure
In the three months ended March 31, 2023, the Company recognized an impairment of $1.2 million on its operating lease right of use assets primarily due to the closure of leased office space in Poland.
NOTE 10. FAIR VALUE MEASUREMENTS
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
Assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,088	$—	$—	$41,088	$2,526	$—	$—	$2,526
Marketable securities	$—	$155,564	$—	$155,564	$—	$152,167	$—	$152,167
Capped Call Transactions (1)	$—	$5,600	$—	$5,600	$—	$2,582	$—	$2,582
Venture investments (1) (2)	$—	$—	$16,265	$16,265	$—	$—	$13,069	$13,069
(1) Included in other long-term assets. (2) Investments in privately-held companies.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in venture investments:

	Three Months Ended March 31,
(in thousands)	2023	2022
January 1,	$13,069	$7,648
New investments	400	—
Changes in foreign exchange rates	58	(61)
Changes in fair value:
included in other income, net	3,802	2,741
included in other comprehensive (loss)	(1,064)	2,502
March 31,	$16,265	$12,830
The carrying value of certain other financial instruments, including receivables and accounts payable, approximates fair value due to these items’ short maturities.
Fair value of the Notes
The fair value of the Notes outstanding (including the embedded conversion feature) was $507.8 million as of March 31, 2023 and $521.1 million as of December 31, 2022. In the three months ended March 31, 2023 the Company repurchased Notes representing $33 million in aggregate principal amount.
The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.
NOTE 11. REVENUE
Geographic revenue

	Three Months Ended March 31,
(Dollars in thousands)	2023		2022
U.S.	$184,519	56%	$217,272	58%
Other Americas	15,011	5%	45,751	12%
United Kingdom (“U.K.”)	42,237	13%	30,932	8%
Europe (excluding U.K.), Middle East, and Africa	51,318	16%	49,136	13%
Asia-Pacific	32,387	10%	33,216	9%
	$325,472	100%	$376,307	100%
Revenue streams

	Three Months Ended March 31,
(in thousands)	2023	2022
Perpetual license	$403	$7,440
Subscription license	84,527	137,533
Revenue recognized at a point in time	84,930	144,973
Maintenance	79,630	79,716
Pega Cloud	107,879	90,317
Consulting	53,033	61,301
Revenue recognized over time	240,542	231,334
Total revenue	$325,472	$376,307

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31,
(in thousands)	2023	2022
Pega Cloud	$107,879	$90,317
Maintenance	79,630	79,716
Subscription services	187,509	170,033
Subscription license	84,527	137,533
Subscription	272,036	307,566
Perpetual license	403	7,440
Consulting	53,033	61,301
	$325,472	$376,307
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of March 31, 2023:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$235,315	$389,632	$35,346	$5,262	$41,203	$706,758	54%
1-2 years	66,272	239,228	3,215	2,252	6,653	317,620	24%
2-3 years	29,295	131,085	6,777	—	2,292	169,449	13%
Greater than 3 years	7,479	106,778	—	—	—	114,257	9%
	$338,361	$866,723	$45,338	$7,514	$50,148	$1,308,084	100%
As of March 31, 2022:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$228,984	$329,857	$47,428	$7,281	$40,661	$654,211	55%
1-2 years	63,870	208,875	16,111	4,505	10,955	304,316	26%
2-3 years	33,617	106,156	2,422	2,252	3,876	148,323	13%
Greater than 3 years	22,611	44,596	1,758	—	522	69,487	6%
	$349,082	$689,484	$67,719	$14,038	$56,014	$1,176,337	100%
NOTE 12. STOCK-BASED COMPENSATION
Expense

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$8,912	$6,378
Selling and marketing	17,661	10,958
Research and development	9,060	7,346
General and administrative	6,924	3,545
	$42,557	$28,227
Income tax benefit	$(672)	$(5,311)
As of March 31, 2023, the Company had $178.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2 years.
Grants

	Three Months Ended March 31, 2023
(in thousands)	Shares	Total Fair Value
Restricted stock units	1,460	$68,352
Non-qualified stock options	43	$615

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13. INCOME TAXES
Effective income tax rate

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Provision for (benefit from) income taxes	$5,249	$(7,683)
Effective income tax rate	(34)%	95%
The effective income tax rate in the three months ended March 31, 2023 was impacted by the valuation allowance on the Company’s U.S. and U.K. deferred tax assets and current taxes payable in the U.S. as a result of projecting taxable income that cannot be fully offset by net operating losses and available tax credits.
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
The Company intends to continue maintaining a full valuation allowance on the Company’s U.S and U.K. deferred tax assets until there is sufficient evidence to support the realization of these deferred tax assets.
NOTE 14. (LOSS) PER SHARE
Basic (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.
Calculation of (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net (loss)	$(20,774)	$(379)
Weighted-average common shares outstanding	82,604	81,680
(Loss) per share, basic	$(0.25)	$—

Net (loss)	$(20,774)	$(379)
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	82,604	81,680
(Loss) per share, diluted	$(0.25)	$—

Outstanding anti-dilutive stock options and RSUs (4)	1,348	4,178
(1) In periods of loss, all dilutive securities are excluded as their inclusion would be anti-dilutive.
(2) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue approximately 4.2 million shares as of March 31, 2023.
(3) The Company’s Capped Call Transactions represent the equivalent of approximately 4.2 million shares of the Company’s common stock (representing the number of shares for which the Notes are initially convertible) as of March 31, 2023. The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
(4) Outstanding stock options and RSUs that were anti-dilutive under the treasury stock method in the period were excluded from the computation of diluted (loss) per share. These awards may be dilutive in the future.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Commitments
See "Note 7. Leases" for additional information.

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
The Company had no accrued losses for litigation as of March 31, 2023 and December 31, 2022.
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
City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell
On May 19, 2022, a lawsuit was filed against the Company, the Company’s chief executive officer and the Company’s chief operating and financial officer in the United States District Court for the Eastern District of Virginia Alexandria Division, captioned City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:22-cv-00578-LMB-IDD). The complaint generally alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and that the individual defendants violated Section 20(a) of the Exchange Act, in each case by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaint seeks unspecified damages on behalf of a class of purchasers of the Company’s securities between May 29, 2020 and May 9, 2022. The litigation has since been transferred to the United States District Court for the District of Massachusetts (Case 1:22-cv-11220-WGY), and lead plaintiff class representatives—Central Pennsylvania Teamsters Pension Fund - Defined Benefit Plan, Central Pennsylvania Teamsters Pension Fund - Retirement Income Plan 1987, and Construction Industry Laborers Pension Fund—have been appointed. On October 18, 2022, a consolidated amended complaint was filed that does not add any new parties or legal claims, is based upon the same general factual allegations as the original complaint, and now seeks unspecified damages on behalf of a class of purchasers of the Company’s securities between June 16, 2020 and May 9, 2022. The Company moved to dismiss the consolidated amended complaint on December 19, 2022. The hearing on the motion to dismiss is scheduled for May 17, 2023. The Company believes the claims brought against the defendants are without merit and intends to defend against these claims vigorously. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the stage of the lawsuit, the Company’s belief that the claims are without merit, and there being no specified quantum of damages sought in the complaint.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mary Larkin, derivatively on behalf of nominal defendant Pegasystems Inc. v. Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Alan Trefler, Larry Weber, and Kenneth Stillwell, defendants, and Pegasystems Inc., nominal defendant
On November 21, 2022, a lawsuit was filed against the members of the Company’s board of directors, the Company’s chief operating and financial officer and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin, derivatively on behalf of nominal defendant Pegasystems Inc. v. Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Alan Trefler, Larry Weber, and Kenneth Stillwell, defendants, and Pegasystems Inc., nominal defendant (Case 1:22-cv-11985). The complaint generally alleges the defendants sold shares of the Company while in possession of material nonpublic information relating to (i) the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and (ii) alleged misconduct by Company employees alleged in that litigation. On January 10, 2023, the Court entered an order staying the matter until after a final judgment dismissing the City of Fort Lauderdale matter referenced above, the denial of a motion to dismiss in the City of Fort Lauderdale action, or if any related derivative complaint is filed and not stayed for the same or longer duration. The Company believes the claims brought against the defendants are without merit and intends to defend against these claims vigorously. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the stage of the lawsuit, the Company’s belief that the claims are without merit, and there being no specified quantum of damages sought in the complaint.
SEC Inquiry
Beginning in March 2023, the U.S. Securities and Exchange Commission (“SEC”) has requested certain information relating to, among other things, the accounting treatment of the Company’s above-described litigation with Appian Corporation. The Company is fully cooperating with the SEC’s requests.

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
•our client retention rate; and
•management of our growth.
These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, Part II of this Quarterly Report on Form 10-Q, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”).
Except as required by applicable law, we do not undertake and expressly disclaim any obligation to update or revise these forward-looking statements publicly, whether due to new information, future events, or otherwise.
The forward-looking statements in this Quarterly Report represent our views as of April 26, 2023.
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
Subscription transition
We are transitioning our business to sell software primarily through subscription arrangements. Until we fully complete our subscription transition, which we expect will occur in 2023, our operating results may be impacted. Operating performance, revenue mix, and new arrangements in each period can fluctuate based on client preferences for our perpetual and subscription offerings. See the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Performance metrics
We use performance metrics to analyze and assess our overall performance, make operating decisions, and forecast and plan for future periods, including:
Annual contract value (“ACV”)
ACV represents the annualized value of our active contracts as of the measurement date. The contract's total value is divided by its duration in years to calculate ACV. ACV is a performance measure that we believe provides useful information to our management and investors.
In 2023, we changed our ACV calculation methodology for maintenance and all contracts less than 12 months to align with other contract types. Previously disclosed ACV amounts have been updated to allow for comparability.

ACV Growth
13% (15% Constant Currency)
Since March 31, 2022

$1,300M
$1,200M
$1,100M
$1,000M
$900M
$1,037M
$1,049M
$23
$1,026
$1,088M
$48
$1,040
$1,150M
$24
$1,126
$1,195M
$21
$1,174
Q1 22
Q2 22
Q3 22
Q4 22
Q1 23
ACV
Impact of changes in foreign exchange rates

Constant currency ACV is calculated by applying the Q1 2022 foreign exchange rates to all periods shown.

Remaining performance obligations (“Backlog”)

Backlog Growth
11% (14% Constant Currency)
Since March 31, 2022
$1,400M
$1,300M
$1,200M
$1,100M
$1,000M
$900M
$800M
$1,176M
$1,336M
$28
$1,308
Q1 2022
Q1 2023
Backlog
Impact of changes in foreign exchange rates

Reconciliation of GAAP Backlog and Constant Currency Backlog

(in millions, except percentages)	Q1 2023	1 Year Growth Rate
Backlog	$1,308	11%
Impact of changes in foreign exchange rates	28	3%
Backlog - Constant Currency	$1,336	14%
Constant currency Backlog is calculated by applying the Q1 2022 foreign exchange rates to all periods shown.
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

Free cash flow (1)

Cash Flow Growth
351% Operating Cash Flow
(325% Free Cash Flow)

$100M
$75M
$50M
$25M
$0M
$18M
$15M
$75M
$68M
Q1 2022
Q1 2023
Cash provided by operating activities
Free cash flow

(in thousands, except percentages)	Three Months Ended March 31,
	2023	2022	Change
Cash provided by operating activities	$68,107	$15,116	351%
Investment in property and equipment	(11,487)	(6,657)
Legal fees	1,515	6,887
Restructuring	14,458	—
Interest on convertible senior notes	2,250	2,250
Free cash flow	$74,843	$17,596	325%

Total revenue	$325,472	$376,307
Free cash flow margin	23%	5%
(1) We believe that non-GAAP financial measures help investors understand our core operating results and prospects, consistent with how management measures and forecasts our performance without the effect of often one-time charges and other items outside our normal operations. The supplementary non-GAAP financial measures are not meant to be superior to or a substitute for financial measures prepared under U.S. GAAP. Our non-GAAP free cash flow measures reflect the following adjustments:
•Investment in property and equipment: Investment in property and equipment fluctuates in amount and frequency and is significantly affected by the timing and size of investments in our facilities. We believe excluding these amounts provides a useful comparison of our operational performance in different periods.
•Legal fees: Includes legal and related fees arising from proceedings outside of the ordinary course of business. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the disputes giving rise to them are not representative of our core business operations and ongoing operational performance.
•Restructuring: We have excluded restructuring from our non-GAAP financial measures. Restructuring fluctuates in amount and frequency and is significantly affected by the timing and size of our restructuring activities. We believe excluding the impact from our non-GAAP financial measures is useful to investors as these amounts are not representative of our core business operations and ongoing operational performance.
•Interest on convertible senior notes: In February 2020, we issued convertible senior notes, due March 1, 2025, in a private placement. We believe excluding the interest payments provides a useful comparison of our operational performance in different periods.

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared following accounting principles generally accepted in the United States of America (“U.S.”) and the rules and regulations of the SEC for interim financial reporting. Preparing these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future given the available information.
For more information about our critical accounting policies, we encourage you to read the discussion in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2022:
•“Critical Accounting Estimates and Significant Judgments” in Item 7; and
•“Note 2. Significant Accounting Policies” in Item 8.
There have been no other significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

(Dollars in thousands)	Three Months Ended March 31,				Change
	2023		2022
Pega Cloud	$107,879	33%	$90,317	24%	$17,562	19%
Maintenance	79,630	25%	79,716	21%	(86)	—%
Subscription services	187,509	58%	170,033	45%	17,476	10%
Subscription license	84,527	26%	137,533	37%	(53,006)	(39)%
Subscription	272,036	84%	307,566	82%	(35,530)	(12)%
Perpetual license	403	—%	7,440	2%	(7,037)	(95)%
Consulting	53,033	16%	61,301	16%	(8,268)	(13)%
	$325,472	100%	$376,307	100%	$(50,835)	(14)%
The revenue changes in the three months ended March 31, 2023 generally reflect the impact of our subscription transition. Other factors impacting our revenue include:
•The decrease in subscription license revenue in the three months ended March 31, 2023 was primarily due to several large software license contracts recognized in revenue in the three months ended March 31, 2022.
•The decrease in consulting revenue in the three months ended March 31, 2023 was primarily due to a decrease in billable hours and realization rates.
Gross profit

(Dollars in thousands)	Three Months Ended March 31,				Change
	2023		2022
Pega Cloud	$77,629	72%	$63,418	70%	$14,211	22%
Maintenance	73,016	92%	74,585	94%	(1,569)	(2)%
Subscription services	150,645	80%	138,003	81%	12,642	9%
Subscription license	83,808	99%	136,911	100%	(53,103)	(39)%
Subscription	234,453	86%	274,914	89%	(40,461)	(15)%
Perpetual license	400	99%	7,406	100%	(7,006)	(95)%
Consulting	(7,315)	(14)%	5,790	9%	(13,105)	*
	$227,538	70%	$288,110	77%	$(60,572)	(21)%
* not meaningful
The gross profit percent changes in the three months ended March 31, 2023 were primarily due to a shift in the revenue mix.

•The increase in Pega Cloud gross profit percent in the three months ended March 31, 2023 was primarily due to cost-efficiency gains as Pega Cloud continues to grow and scale.
•The decrease in maintenance gross profit percent in the three months ended March 31, 2023 was primarily due to an increase in compensation and benefits due to increased headcount.
•The decrease in consulting gross profit percent in the three months ended March 31, 2023 was due to a decrease in realization rates and consultant utilization.
Operating expenses

(Dollars in thousands)	Three Months Ended March 31,				Change
	2023		2022
		% of Revenue		% of Revenue
Selling and marketing	$149,797	46%	$162,236	43%	$(12,439)	(8)%
Research and development	$75,376	23%	$71,490	19%	$3,886	5%
General and administrative	$23,110	7%	$35,764	10%	$(12,654)	(35)%
Restructuring	$1,461	—	$—	—	$1,461	100%
•The decrease in selling and marketing in the three months ended March 31, 2023 was primarily due to a decrease in compensation and benefits of $12.2 million.
•The increase in research and development in the three months ended March 31, 2023 was primarily due to an increase in compensation and benefits of $2.5 million, attributable to increases in headcount and incentive compensation. The increase in headcount reflects additional investments in developing our solutions.
•The decrease in general and administrative in the three months ended March 31, 2023 was primarily due to a decrease in legal fees and related expenses arising from litigation proceedings outside the ordinary course of business of $15.9 million. We expect to continue to incur additional costs for these proceedings. See "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report and “Risk Factors” in Part I, Item 1A of our Annual Report for the year ended December 31, 2022.
•The increase in restructuring in the three months ended March 31, 2023 was primarily due to an impairment of $1.2 million on our operating lease right of use assets primarily due to the closure of leased office space in Poland.
Other income and expenses

(Dollars in thousands)	Three Months Ended March 31,		Change
	2023	2022
Foreign currency transaction (loss) gain	$(2,675)	$2,876	$(5,551)	*
Interest income	1,485	207	1,278	617%
Interest expense	(1,918)	(1,946)	28	1%
Gain (loss) on capped call transactions	3,206	(30,560)	33,766	*
Other income, net	6,583	2,741	3,842	140%
	$6,681	$(26,682)	$33,363	*
* not meaningful
•The decrease in foreign currency transaction (loss) gain in the three months ended March 31, 2023 was primarily due to the impact of fluctuations in foreign currency exchange rates associated with foreign currency-denominated cash and receivables held by our subsidiary in the United Kingdom.
•The increase in interest income in the three months ended March 31, 2023 was primarily due to an increase in market interest rates.
•The change in gain (loss) on capped call transactions in the three months ended March 31, 2023 was due to fair value adjustments for our capped call transactions.
•The increase in other income, net in the three months ended March 31, 2023 was due to a gain from the repurchase of convertible senior notes and from our venture investments portfolio.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Provision for (benefit from) income taxes	$5,249	$(7,683)
Effective income tax rate	(34)%	95%
The effective income tax rate in the three months ended March 31, 2023 was impacted by the valuation allowance on our U.S. and U.K. deferred tax assets and current taxes payable in the U.S. as a result of projecting taxable income that cannot be fully offset by net operating losses and available tax credits.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$68,107	$15,116
Investing activities	(14,413)	(6,082)
Financing activities	(29,372)	(35,918)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	782	(310)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$25,104	$(27,194)

(in thousands)	March 31, 2023	December 31, 2022
Held by U.S. entities	$229,214	$248,389
Held by foreign entities	94,668	48,832
Total cash, cash equivalents, and marketable securities	$323,882	$297,221
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
If it becomes necessary or desirable to repatriate foreign funds, we may be required to pay federal, state, and local income and foreign withholding taxes upon repatriation. However, due to the complexity of income tax laws and regulations, it is impracticable to estimate the amount of taxes we would have to pay.
Operating activities
We are transitioning our business to sell software primarily through subscription arrangements. This transition has impacted and is expected to continue impacting our billings and cash collections. Subscription licenses and services are typically billed and collected over the contract term, while perpetual license arrangements are generally billed and collected upfront when the license rights become effective.
The change in cash provided by operating activities in the three months ended March 31, 2023 was primarily due to our subscription transition and improved client collections. In addition, in the three months ended March 31, 2023 and 2022, we paid $1.5 million and $6.9 million in legal fees and related expenses arising from proceedings that originated outside of the ordinary course of business. We expect to continue to incur additional costs for these proceedings. See "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report for additional information.
Investing activities
The change in cash (used in) investing activities in the three months ended March 31, 2023 was primarily driven by an increase in office space-related capital expenditures.

Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025. In the three months ended March 31, 2023, we paid $29.9 million to repurchase $33 million in aggregate principal amount of convertible senior notes. As of March 31, 2023, we had $567 million in aggregate principal amount of convertible senior notes outstanding.
See "Note 8. Debt" in Part I, Item 1 of this Quarterly Report for additional information.
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. As of March 31, 2023, we had no outstanding cash borrowings under the Credit Facility but had $27.3 million in outstanding letters of credit which reduces our available borrowing capacity. See "Note 8. Debt" in Part I, Item 1 of this Quarterly Report for additional information.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Three Months Ended March 31, 2023
December 31, 2022	$58,075
Authorizations (1)	—
March 31, 2023	$58,075
(1) On April 25, 2023, our Board of Directors extended the expiration date of our current share repurchase program to June 30, 2024, and the amount of stock we are authorized to repurchase has been increased to $60 million.
Common stock repurchases

	Three Months Ended March 31,
	2023		2022
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	—	$—	242	$22,583
Stock repurchase program	—	—	242	22,583
Tax withholdings for net settlement of equity awards	27	1,107	141	12,128
	27	$1,107	383	$34,711
In the three months ended March 31, 2023 and 2022, instead of receiving cash from the equity holders, we withheld shares with a value of $0.6 million and $6.1 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Three Months Ended March 31,
(in thousands)	2023	2022
Dividend payments to stockholders	$2,474	$2,454
Contractual obligations
As of March 31, 2023, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2023	2024	2025	2026	2027	2028 and after	Other	Total
Convertible senior notes (1)	$1,772	$4,253	$569,126	$—	$—	$—	$—	$575,151
Purchase obligations (2)	98,303	117,729	127,367	131,146	133,500	14	—	608,059
Operating lease obligations	14,003	17,642	14,562	10,917	9,863	39,380	—	106,367
Investment commitments	1,000	—	—	—	—	—	—	1,000
Liability for uncertain tax positions (3)	—	—	—	—	—	—	3,578	3,578
	$115,078	$139,624	$711,055	$142,063	$143,363	$39,394	$3,578	$1,294,155
(1) Includes principal and interest.
(2) Represents the fixed or minimum amounts due under purchase obligations for hosting services and sales and marketing programs.
(3) We cannot reasonably estimate the timing of this cash outflow due to uncertainties in the timing of the effective settlement of tax positions.

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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in:

	Three Months Ended March 31,
	2023	2022
(Decrease) increase in revenue	(4)%	(3)%
Increase (decrease) in net income	1%	186%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Three Months Ended March 31,
(in thousands)	2023	2022
Foreign currency gain (loss)	$(9,251)	$(7,937)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2023. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in “Note 15. Commitments and Contingencies”, in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
ITEM 1A.     RISK FACTORS
We encourage you to carefully consider the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission. These risk factors could materially affect our business, financial condition, and future results, and may cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended March 31, 2023:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs
January 1, 2023 - January 31, 2023	23	$36.52	—	$58,075
February 1, 2023 - February 28, 2023	11	39.60	—	$58,075
March 1, 2023 - March 31, 2023	9	46.49	—	$58,075
	43	$39.40	—
(1) See "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report for additional information.
(2) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
ITEM 5. OTHER INFORMATION
Credit Facility
On April 21, 2023 and effective on March 31, 2023, we entered into an amendment (the “Amendment”) to our $100 million senior secured revolving credit agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), among other changes. The Amendment modifies the financial covenants as reflected in “Note 8. Debt” of Part I, Item 1 of this Quarterly Report on Form 10-Q.
The description contained herein is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Share Repurchase Program
On April 25, 2023, our Board of Directors extended the expiration date of our current share repurchase program from June 30, 2023 to June 30, 2024, and the amount of stock we are authorized to repurchase has been increased to $60 million. Any actual repurchases under the current repurchase program will be disclosed in the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q filed with the Securities and Exchange Commission for the annual and applicable quarterly periods ending between June 30, 2023 and December 31, 2024.

ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	10-Q	3.1	November 4, 2014
3.2	Amended and Restated Bylaws of Pegasystems Inc.	8-K	3.2	June 15, 2020
10.1	Sixth Amendment to Loan Documents, between Pegasystems Inc. and PNC Bank, National Association				X
10.2	Fee Letter for Senior Secured Credit Facility, dated March 31, 2023				X
10.3	Offer Letter between the Registrant and John Higgins executed December 13, 2020++**				X
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
++ Management contracts and compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.
** Certain portions of this exhibit are considered confidential and have been omitted as allowed under SEC rules and regulations

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	April 26, 2023	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)