Form 10-Q
period 2023-06-30
PEGASYSTEMS INC
filed 2023-07-26
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 83,247,963 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on July 19, 2023.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$186,874	$145,054
Marketable securities	125,939	152,167
Total cash, cash equivalents, and marketable securities	312,813	297,221
Accounts receivable	163,915	255,150
Unbilled receivables	182,257	213,719
Other current assets	78,526	80,388
Total current assets	737,511	846,478
Unbilled receivables	70,486	95,806
Goodwill	81,593	81,399
Other long-term assets	302,848	333,989
Total assets	$1,192,438	$1,357,672
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,438	$18,195
Accrued expenses	53,110	50,355
Accrued compensation and related expenses	70,965	127,728
Deferred revenue	311,330	325,212
Other current liabilities	17,269	17,450
Total current liabilities	461,112	538,940
Convertible senior notes, net	498,140	593,609
Operating lease liabilities	72,886	79,152
Other long-term liabilities	14,904	15,128
Total liabilities	1,047,042	1,226,829
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 83,212 and 82,436 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	832	824
Additional paid-in capital	310,016	229,602
Accumulated deficit	(144,091)	(76,513)
Accumulated other comprehensive (loss)	(21,361)	(23,070)
Total stockholders’ equity	145,396	130,843
Total liabilities and stockholders’ equity	$1,192,438	$1,357,672

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Subscription services	$197,105	$171,832	$384,614	$341,865
Subscription license	41,197	41,600	125,724	179,133
Consulting	58,387	58,639	111,420	119,940
Perpetual license	1,579	2,266	1,982	9,706
Total revenue	298,268	274,337	623,740	650,644
Cost of revenue
Subscription services	36,783	36,533	73,647	68,563
Subscription license	623	673	1,342	1,295
Consulting	58,710	57,873	119,058	113,384
Perpetual license	24	36	27	70
Total cost of revenue	96,140	95,115	194,074	183,312
Gross profit	202,128	179,222	429,666	467,332
Operating expenses
Selling and marketing	143,858	157,198	293,655	319,434
Research and development	73,931	74,341	149,307	145,831
General and administrative	23,462	32,723	46,572	68,487
Restructuring	2,167	—	3,628	—
Total operating expenses	243,418	264,262	493,162	533,752
(Loss) from operations	(41,290)	(85,040)	(63,496)	(66,420)
Foreign currency transaction (loss) gain	(3,290)	1,713	(5,965)	4,589
Interest income	1,814	309	3,299	516
Interest expense	(1,778)	(1,944)	(3,696)	(3,890)
(Loss) income on capped call transactions	(1,361)	(18,945)	1,845	(49,505)
Other income, net	5,702	3,785	12,285	6,526
(Loss) before provision for income taxes	(40,203)	(100,122)	(55,728)	(108,184)
Provision for income taxes	6,601	186,174	11,850	178,491
Net (loss)	$(46,804)	$(286,296)	$(67,578)	$(286,675)
(Loss) per share
Basic	$(0.56)	$(3.50)	$(0.82)	$(3.51)
Diluted	$(0.56)	$(3.50)	$(0.82)	$(3.51)
Weighted-average number of common shares outstanding
Basic	83,039	81,847	82,823	81,764
Diluted	83,039	81,847	82,823	81,764

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss)	$(46,804)	$(286,296)	$(67,578)	$(286,675)
Other comprehensive income (loss), net of tax
Unrealized (loss) on available-for-sale securities	(195)	(1,149)	(241)	(927)
Foreign currency translation adjustments	361	(11,466)	1,950	(14,236)
Total other comprehensive income (loss), net of tax	$166	$(12,615)	1,709	(15,163)
Comprehensive (loss)	$(46,638)	$(298,911)	$(65,869)	$(301,838)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2021	81,712	$817	$145,810	$276,449	$(6,988)	$416,088
Repurchase of common stock	(242)	(2)	(22,581)	—	—	(22,583)
Issuance of common stock for stock compensation plans	297	3	(12,131)	—	—	(12,128)
Issuance of common stock under the employee stock purchase plan	35	—	2,446	—	—	2,446
Stock-based compensation	—	—	28,227	—	—	28,227
Cash dividends declared ($0.03 per share)	—	—	—	(2,455)	—	(2,455)
Other comprehensive (loss)	—	—	—	—	(2,548)	(2,548)
Net (loss)	—	—	—	(379)	—	(379)
March 31, 2022	81,802	$818	$141,771	$273,615	$(9,536)	$406,668
Repurchase of common stock	(38)	—	(1,925)	—	—	(1,925)
Issuance of common stock for stock compensation plans	117	1	(3,252)	—	—	(3,251)
Issuance of common stock under the employee stock purchase plan	59	—	2,357	—	—	2,357
Stock-based compensation	—	—	31,300	—	—	31,300
Cash dividends declared ($0.03 per share)	—	—	—	(2,459)	—	(2,459)
Other comprehensive (loss)	—	—	—	—	(12,615)	(12,615)
Net (loss)	—	—	—	(286,296)	—	(286,296)
June 30, 2022	81,940	$819	$170,251	$(15,140)	$(22,151)	$133,779

December 31, 2022	82,436	$824	$229,602	$(76,513)	$(23,070)	$130,843
Issuance of common stock for stock compensation plans	452	4	668	—	—	672
Issuance of common stock under the employee stock purchase plan	52	1	2,142	—	—	2,143
Stock-based compensation	—	—	42,557	—	—	42,557
Cash dividends declared ($0.03 per share)	—	—	(2,488)	—	—	(2,488)
Other comprehensive income	—	—	—	—	1,543	1,543
Net (loss)	—	—	—	(20,774)	—	(20,774)
March 31, 2023	82,940	$829	$272,481	$(97,287)	$(21,527)	$154,496
Issuance of common stock for stock compensation plans	225	2	1,824	—	—	1,826
Issuance of common stock under the employee stock purchase plan	47	1	1,980	—	—	1,981
Stock-based compensation	—	—	36,227	—	—	36,227
Cash dividends declared ($0.03 per share)	—	—	(2,496)	—	—	(2,496)
Other comprehensive income	—	—	—	—	166	166
Net (loss)	—	—	—	(46,804)	—	(46,804)
June 30, 2023	83,212	$832	$310,016	$(144,091)	$(21,361)	$145,396

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Six Months Ended June 30,
	2023	2022
Operating activities
Net (loss)	$(67,578)	$(286,675)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities
Stock-based compensation	78,784	59,527
Deferred income taxes	(136)	169,105
(Gain) loss on capped call transactions	(1,845)	49,505
Amortization of deferred commissions	29,027	28,155
Lease expense	8,186	7,832
Amortization of intangible assets and depreciation	9,553	8,175
Foreign currency transaction loss (gain)	5,965	(4,589)
Other non-cash	(10,163)	(3,479)
Change in operating assets and liabilities, net	61,959	(32,625)
Cash provided by (used in) operating activities	113,752	(5,069)
Investing activities
Purchases of investments	(69,662)	(38,489)
Proceeds from maturities and called investments	88,849	34,912
Sales of investments	10,725	14,839
Payments for acquisitions, net of cash acquired	—	(922)
Investment in property and equipment	(13,933)	(11,863)
Cash provided by (used in) investing activities	15,979	(1,523)
Financing activities
Repurchases of convertible senior notes	(88,989)	—
Proceeds from settlement of capped calls transactions	341	—
Dividend payments to stockholders	(4,962)	(4,908)
Proceeds from employee stock purchase plan	4,124	4,803
Proceeds from stock option exercises	3,920	—
Common stock repurchases	(1,422)	(41,086)
Cash (used in) financing activities	(86,988)	(41,191)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,010	(2,907)
Net increase (decrease) in cash, cash equivalents, and restricted cash	43,753	(50,690)
Cash, cash equivalents, and restricted cash, beginning of period	145,054	159,965
Cash, cash equivalents, and restricted cash, end of period	$188,807	$109,275

Cash and cash equivalents	$186,874	$109,275
Restricted cash included in other long-term assets	1,933	—
Total cash, cash equivalents, and restricted cash	$188,807	$109,275

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
All intercompany transactions and balances were eliminated in consolidation. The operating results for the interim periods presented do not necessarily indicate the expected results for 2023.
NOTE 2. MARKETABLE SECURITIES

	June 30, 2023				December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$16,372	$—	$(17)	$16,355	$2,960	$—	$(52)	$2,908
Corporate debt	110,483	—	(899)	109,584	151,906	—	(2,647)	149,259
	$126,855	$—	$(916)	$125,939	$154,866	$—	$(2,699)	$152,167
As of June 30, 2023, marketable securities’ maturities ranged from July 2023 to January 2026, with a weighted average remaining maturity of 0.4 years.
NOTE 3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$163,915	$255,150
Unbilled receivables	182,257	213,719
Long-term unbilled receivables	70,486	95,806
	$416,658	$564,675
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected billing date:

(Dollars in thousands)	June 30, 2023
1 year or less	$182,257	72%
1-2 years	58,025	23%
2-5 years	12,461	5%
	$252,743	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	June 30, 2023
2023	$62,243	25%
2022	88,337	35%
2021	67,852	27%
2020	23,157	9%
2019 and prior	11,154	4%
	$252,743	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	June 30, 2023	December 31, 2022
Contract assets (1)	$13,850	$17,546
Long-term contract assets (2)	11,126	16,470
	$24,976	$34,016
(1) Included in other current assets. (2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	June 30, 2023	December 31, 2022
Deferred revenue	$311,330	$325,212
Long-term deferred revenue (1)	3,020	3,552
	$314,350	$328,764
(1) Included in other long-term liabilities.
Deferred revenue decreased in the six months ended June 30, 2023 primarily due to $230.3 million of revenue recognized during the period included in deferred revenue as of December 31, 2022 exceeded new billings in advance of revenue recognition.
NOTE 4. DEFERRED COMMISSIONS

(in thousands)	June 30, 2023	December 31, 2022
Deferred commissions (1)	$114,406	$130,195
(1) Included in other long-term assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Amortization of deferred commissions (1)	$14,750	$10,934	$29,027	$28,155
(1) Included in selling and marketing.
NOTE 5. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Six Months Ended June 30,
(in thousands)	2023	2022
January 1,	$81,399	$81,923
Currency translation adjustments	194	(206)
June 30,	$81,593	$81,717
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		June 30, 2023
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,111	$(59,344)	$3,767
Technology	2-10 years	68,137	(62,972)	5,165
Other	1-5 years	5,361	(5,361)	—
		$136,609	$(127,677)	$8,932
(1) Included in other long-term assets.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 31, 2022
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,076	$(58,623)	$4,453
Technology	2-10 years	68,056	(61,621)	6,435
Other	1-5 years	5,361	(5,361)	—
		$136,493	$(125,605)	$10,888
(1) Included in other long-term assets.
Future estimated intangibles assets amortization:

(in thousands)	June 30, 2023
Remainder of 2023	$1,932
2024	3,180
2025	2,619
2026	874
2027	327
$8,932
Amortization of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$621	$683	$1,327	$1,312
Selling and marketing	342	342	685	685
	$963	$1,025	$2,012	$1,997

NOTE 6. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	June 30, 2023	December 31, 2022
Income tax receivables	$21,383	$25,354
Contract assets	13,850	17,546
Other	43,293	37,488
	$78,526	$80,388
Other long-term assets

(in thousands)	June 30, 2023	December 31, 2022
Deferred commissions	$114,406	$130,195
Right of use assets	69,839	76,114
Property and equipment	52,698	55,056
Venture investments	13,382	13,069
Contract assets	11,126	16,470
Intangible assets	8,932	10,888
Capped call transactions	4,086	2,582
Deferred income taxes	4,836	4,795
Restricted cash	1,933	—
Other	21,610	24,820
	$302,848	$333,989
Other current liabilities

(in thousands)	June 30, 2023	December 31, 2022
Operating lease liabilities	$14,773	$14,976
Dividends payable	2,496	2,474
	$17,269	$17,450

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term liabilities

(in thousands)	June 30, 2023	December 31, 2022
Deferred revenue	$3,020	$3,552
Income taxes payable	3,989	3,207
Other	7,895	8,369
	$14,904	$15,128
NOTE 7. LEASES
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Fixed lease costs	$4,495	$4,965	$10,261	$10,059
Short-term lease costs	696	787	1,477	1,594
Variable lease costs	2,186	727	4,160	1,491
	$7,377	$6,479	$15,898	$13,144
Right of use assets and lease liabilities

(in thousands)	June 30, 2023	December 31, 2022
Right of use assets (1)	$69,839	$76,114
Operating lease liabilities (2)	$14,773	$14,976
Long-term operating lease liabilities	$72,886	$79,152

(1) Included in other long-term assets.
(2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term	7.1 years	7.5 years
Weighted-average discount rate (1)	4.0%	4.1%
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
Maturities of lease liabilities:

(in thousands)	June 30, 2023
Remainder of 2023	$8,596
2024	18,024
2025	14,869
2026	10,940
2027	9,882
2028	9,312
Thereafter	30,149
Total lease payments	101,772
Less: imputed interest (1)	(14,113)
$87,659
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for operating leases, net of tenant improvement allowances	$10,540	$7,296
Right of use assets recognized for new leases and amendments (non-cash)	$1,465	$2,223

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. DEBT
Convertible senior notes and capped calls
Convertible senior notes
In February 2020, the Company issued Convertible Senior Notes (the "Notes") with an aggregate principal of $600 million, due March 1, 2025, in a private placement. No principal payments are due before maturity. The Notes accrue interest at an annual rate of 0.75%, payable semi-annually in arrears on March 1 and September 1, beginning September 1, 2020.
In the three and six months ended June 30, 2023, the Company recognized gains of $5.1 million and $7.9 million, respectively, in other income, net from repurchases of Notes representing $64.7 million and $97.7 million, respectively, in aggregate principal amount.
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
•Upon certain corporate events or distributions or if the Company calls any Notes for redemption, noteholders may convert before the close of business on the business day immediately before the related redemption date (or, if the Company fails to pay the redemption price in full on the redemption date until the Company pays the redemption price).
As of June 30, 2023, the Notes were not eligible for conversion.
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
Carrying value of the Notes:

(in thousands)	June 30, 2023	December 31, 2022
Principal	$502,270	$600,000
Unamortized issuance costs	(4,130)	(6,391)
Convertible senior notes, net	$498,140	$593,609

Interest expense related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Contractual interest expense (0.75% coupon)	$997	$1,125	$2,122	$2,250
Amortization of issuance costs	647	720	1,375	1,439
	$1,644	$1,845	$3,497	$3,689

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The average interest rate on the Notes in the six months ended June 30, 2023 and 2022 was 1.2%.
Future payments:

	June 30, 2023
(in thousands)	Principal	Interest	Total
Remainder of 2023	$—	$1,998	$1,998
2024	—	3,767	3,767
2025	502,270	1,884	504,154
	$502,270	$7,649	$509,919
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions covered approximately 4.4 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s common stock.
In the three and six months ended June 30, 2023, Capped Call Transactions covering approximately 0.5 million and 0.7 million shares, respectively, were settled for proceeds of $0.1 million and $0.3 million, respectively.
As of June 30, 2023, Capped Call Transactions representing approximately 3.7 million shares were outstanding.
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
Change in capped call transactions:

	Six Months Ended June 30,
(in thousands)	2023	2022
January 1,	$2,582	$59,964
Settlements	(341)	—
Fair value adjustment	1,845	(49,505)
June 30,	$4,086	$10,459
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
The Company is required to comply with financial covenants, including:
•Through December 31, 2023, the parent company must maintain at least $200 million in cash, investments, and availability under the Credit Facility and the Company must maintain:

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
As of June 30, 2023 and December 31, 2022, the Company had $27.3 million in outstanding letters of credit, which reduced the Company’s available borrowing capacity under the Credit Facility and no outstanding cash borrowings under the Credit Facility.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. RESTRUCTURING
The Company has undertaken the following restructuring activities as it optimizes its go-to-market strategy and reassesses its office space needs:

	Three months ended	Expense
Employee severance and related benefits and closure of a US office	December 31, 2022	$21,743
Office space reduction	March 31, 2023	$1,241
Employee severance and related benefits	June 30, 2023	$1,581
Accrued employee severance and related benefits:
Change for all restructuring actions:

Six Months Ended June 30,
(in thousands)	2023
January 1,	$18,573
Costs incurred	2,387
Cash disbursements	(17,521)
Currency translation adjustments	185
June 30,	$3,624
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
•Level 2 - significant other inputs that are observable either directly or indirectly; and
•Level 3 - significant unobservable inputs with little or no market data, which require the Company to develop its own assumptions.
This hierarchy requires the Company to use observable market data when available and minimize unobservable inputs when determining fair value.
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
Assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,733	$—	$—	$16,733	$2,526	$—	$—	$2,526
Marketable securities	$—	$125,939	$—	$125,939	$—	$152,167	$—	$152,167
Capped Call Transactions (1)	$—	$4,086	$—	$4,086	$—	$2,582	$—	$2,582
Venture investments (1) (2)	$—	$—	$13,382	$13,382	$—	$—	$13,069	$13,069
(1) Included in other long-term assets. (2) Investments in privately-held companies.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in venture investments:

	Six Months Ended June 30,
(in thousands)	2023	2022
January 1,	$13,069	$7,648
New investments	400	400
Sales of investments	(2,773)	(165)
Changes in foreign exchange rates	119	(290)
Changes in fair value:
included in other income, net	4,475	5,978
included in other comprehensive (loss)	(1,908)	2,502
June 30,	$13,382	$16,073
The carrying value of certain other financial instruments, including receivables and accounts payable, approximates fair value due to these items’ short maturities.
Fair value of the Notes
The fair value of the Notes outstanding (including the embedded conversion feature) was $460.8 million as of June 30, 2023 and $521.1 million as of December 31, 2022. In the six months ended June 30, 2023 the Company repurchased Notes representing $97.7 million in aggregate principal amount.
The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.
NOTE 11. REVENUE
Geographic revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023		2022		2023		2022
U.S.	$150,385	50%	$147,725	54%	$334,904	54%	$364,997	55%
Other Americas	19,505	7%	16,261	6%	34,516	6%	62,012	10%
United Kingdom (“U.K.”)	28,892	10%	28,831	11%	71,129	11%	59,763	9%
Europe (excluding U.K.), Middle East, and Africa	54,353	18%	45,238	16%	105,671	17%	94,374	15%
Asia-Pacific	45,133	15%	36,282	13%	77,520	12%	69,498	11%
	$298,268	100%	$274,337	100%	$623,740	100%	$650,644	100%
Revenue streams

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Perpetual license	$1,579	$2,266	$1,982	$9,706
Subscription license	41,197	41,600	125,724	179,133
Revenue recognized at a point in time	42,776	43,866	127,706	188,839
Maintenance	82,042	78,326	161,672	158,042
Pega Cloud	115,063	93,506	222,942	183,823
Consulting	58,387	58,639	111,420	119,940
Revenue recognized over time	255,492	230,471	496,034	461,805
Total revenue	$298,268	$274,337	$623,740	$650,644

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Pega Cloud	$115,063	$93,506	$222,942	$183,823
Maintenance	82,042	78,326	161,672	158,042
Subscription services	197,105	171,832	384,614	341,865
Subscription license	41,197	41,600	125,724	179,133
Subscription	238,302	213,432	510,338	520,998
Consulting	58,387	58,639	111,420	119,940
Perpetual license	1,579	2,266	1,982	9,706
	$298,268	$274,337	$623,740	$650,644
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of June 30, 2023:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$214,579	$397,183	$35,616	$4,979	$37,355	$689,712	55%
1-2 years	58,551	238,691	3,026	2,252	6,772	309,292	24%
2-3 years	25,103	124,616	6,764	—	1,523	158,006	12%
Greater than 3 years	7,592	101,494	—	—	—	109,086	9%
	$305,825	$861,984	$45,406	$7,231	$45,650	$1,266,096	100%
As of June 30, 2022:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$204,974	$320,102	$46,810	$6,681	$32,159	$610,726	54%
1-2 years	57,862	200,135	10,711	4,505	7,919	281,132	25%
2-3 years	28,403	96,861	2,126	2,252	2,574	132,216	12%
Greater than 3 years	18,447	81,069	1,680	—	424	101,620	9%
	$309,686	$698,167	$61,327	$13,438	$43,076	$1,125,694	100%
NOTE 12. STOCK-BASED COMPENSATION
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$7,174	$6,579	$16,087	$12,957
Selling and marketing	15,349	12,633	33,009	23,591
Research and development	7,851	7,355	16,911	14,701
General and administrative	5,853	4,733	12,777	8,278
	$36,227	$31,300	$78,784	$59,527
Income tax benefit	$(581)	$(543)	$(1,253)	$(905)
As of June 30, 2023, the Company had $171.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.9 years.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Grants

	Six Months Ended June 30, 2023
(in thousands)	Shares	Total Fair Value
Restricted stock units	1,489	$69,704
Non-qualified stock options	870	$18,289
Performance stock options (1)	906	$18,265
(1) Performance stock options allow the holder to purchase a specified number of common stock shares at an exercise price equal to or greater than the shares' fair market value at the grant date. The options usually vest over two years and expire ten years from the grant date, subject to specific performance conditions.
NOTE 13. INCOME TAXES
Effective income tax rate

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Provision for income taxes	$6,601	$186,174	$11,850	$178,491
Effective income tax rate			(21)%	(165)%
The Company’s effective income tax rate in the six months ended June 30, 2023 was impacted by the valuation allowance on the Company’s deferred tax assets in the U.S. and U.K. Also, impacted by current taxes payable in the U.S. due to projected taxable income partially offset by net operating losses and available tax credits.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. A deferred tax valuation allowance requires significant judgment and uncertainties, including assumptions about future taxable income. Quarterly, the Company reassesses the need for a valuation allowance on its net deferred tax assets by weighting all available and objectively verifiable negative and positive evidence, including projected future reversals of existing taxable temporary differences, committed contractual backlog (“Backlog”), projected future taxable income, including the impact of enacted legislation, tax-planning strategies, and recent operating results.
The Company intends to maintain a valuation allowance on the Company’s U.S. and U.K. net deferred tax assets until sufficient evidence exists to support the realization of these deferred tax assets.
NOTE 14. (LOSS) PER SHARE
Basic (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.
Calculation of (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net (loss)	$(46,804)	$(286,296)	$(67,578)	$(286,675)
Weighted-average common shares outstanding	83,039	81,847	82,823	81,764
(Loss) per share, basic	$(0.56)	$(3.50)	$(0.82)	$(3.51)

Net (loss)	$(46,804)	$(286,296)	$(67,578)	$(286,675)
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	83,039	81,847	82,823	81,764
(Loss) per share, diluted	$(0.56)	$(3.50)	$(0.82)	$(3.51)

Outstanding anti-dilutive stock options and RSUs (4)	1,354	3,569	1,351	3,873
(1) All dilutive securities are excluded in periods of loss as their inclusion would be anti-dilutive.
(2) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue approximately 3.7 million shares as of June 30, 2023.
(3) The Company’s Capped Call Transactions represent the equivalent of approximately 3.7 million shares of the Company’s common stock (representing the number of shares for which the Notes are initially convertible) as of June 30, 2023. The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
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
The Company had no accrued losses for litigation as of June 30, 2023 and December 31, 2022.
Appian Corp. v. Pegasystems Inc. & Youyong Zou
As previously reported, the Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages of $2,036,860,045 for trade secret misappropriation and $1.00 for violating the Virginia Computer Crimes Act. On September 15, 2022, the circuit court of Fairfax County entered judgment of $2,060,479,287, consisting of the damages previously awarded by the jury plus attorneys’ fees and costs, and stating that the judgment is subject to post-judgment interest at a rate of 6.0% per annum, from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the amount of the award of attorneys’ fees and costs. On September 15, 2022, the Company filed a notice of appeal from the judgment. On September 29, 2022, the circuit court of Fairfax County approved a $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. Appellate briefing in the Court of Appeals of Virginia is completed. The Court of Appeals of Virginia has not yet set a date for oral arguments in the appeal. Although it is not possible to predict timing, this appeals process could potentially take years to complete. The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of appellate proceedings and/or any potential new trial resulting from the appellate proceedings.
City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell
On May 19, 2022, a lawsuit was filed against the Company, the Company’s chief executive officer and the Company’s chief operating and financial officer in the United States District Court for the Eastern District of Virginia Alexandria Division, captioned City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:22-cv-00578-LMB-IDD). The complaint generally alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and that the individual defendants violated Section 20(a) of the Exchange Act, in each case by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaint seeks unspecified damages on behalf of a class of purchasers of the Company’s securities between May 29, 2020 and May 9, 2022. The litigation has since been transferred to the United States District Court for the District of Massachusetts (Case 1:22-cv-11220-WGY), and lead plaintiff class representatives—Central Pennsylvania Teamsters Pension Fund - Defined Benefit Plan, Central Pennsylvania Teamsters Pension Fund - Retirement Income Plan 1987, and Construction Industry Laborers Pension Fund—have been appointed. On October 18, 2022, a consolidated amended complaint was filed that does not add any new parties or legal claims, is based upon the same general factual allegations as the original complaint, and now seeks unspecified damages on behalf of a class of purchasers of the Company’s securities between June 16, 2020 and May 9, 2022. The Company moved to dismiss the consolidated amended complaint on December 19, 2022. The hearing on the Company’s motion to dismiss took place on May 17, 2023. After hearing argument from both sides, the Court denied the Company’s motion from the bench and stated that a written opinion would follow. On June 30, 2023, the Company filed its Answer to the complaint. On July 24, 2023, the Court issued its written opinion denying the motion to dismiss as to the Company and Defendant Trefler but granting the motion without prejudice as to Mr. Stillwell. The Company believes it has strong defenses to the claims brought against the defendants and intends to defend against these claims vigorously. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the stage of the lawsuit, the Company’s belief that it has strong defenses to the claims asserted, its intent to defend against these claims, and there being no specified quantum of damages sought in the complaint.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In re Pegasystems Inc., Derivative Litigation
On November 21, 2022, a lawsuit was filed against the members of the Company’s board of directors, the Company’s chief operating and financial officer and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin, derivatively on behalf of nominal defendant Pegasystems Inc. v. Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Alan Trefler, Larry Weber, and Kenneth Stillwell, defendants, and Pegasystems Inc., nominal defendant (Case 1:22-cv-11985). The complaint generally alleges the defendants sold shares of the Company while in possession of material nonpublic information relating to (i) the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and (ii) alleged misconduct by Company employees alleged in that litigation. On April 28, 2023, a lawsuit was filed in the United States District Court for the District of Massachusetts by Dag Sagfors, derivatively on behalf of nominal defendant Pegasystems Inc. asserting breach of fiduciary duty and related claims relating to the Virginia Appian litigation against the same defendants as the Larkin lawsuit. On May 17, 2023, the Larkin and Sagfors cases were consolidated and a joint motion to stay the consolidated case is pending before the Court. The Company also has received confidential demand letters raising substantially the same allegations set forth in the foregoing derivative complaints. On April 12, 2023, the Company’s board of directors (other than Mr. Trefler, who recused himself), formed a committee consisting solely of independent directors, to review, analyze, and investigate the matters raised in the demands and to determine in good faith what actions (if any) are reasonably believed to be appropriate under similar circumstances and reasonably believed to be in the best interests of the Company in response to the demand letters. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the stage of the lawsuit and there being no specified quantum of damages sought in the complaint.
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
Words such as expects, anticipates, intends, plans, believes, will, could, should, estimates, may, targets, strategies, intends to, projects, forecasts, guidance, likely, and usually or variations of such words and other similar expressions identify forward-looking statements, which speak only as of the date the statement was made and are based on current expectations and assumptions.
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
Investors are cautioned not to place undue reliance on such forward-looking statements, and there are no assurances that the results included in such statements will be achieved. Although subsequent events may cause our view to change, except as required by applicable law, we do not undertake and expressly disclaim any obligation to publicly update or revise these forward-looking statements whether as the result of new information, future events, or otherwise.
The forward-looking statements in this Quarterly Report represent our views as of July 26, 2023.
NON-GAAP MEASURES
Our non-GAAP financial measures should only be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. We believe these measures help investors understand our core operating results without the effect of often one-time charges and other items outside normal operations. They are not a substitute for financial measures prepared under U.S. GAAP.
A reconciliation of our GAAP to non-GAAP measures is located with each non-GAAP measure.
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

ACV Growth
13%
Since June 30, 2022
$1,200M
$1,150M
$1,100M
$1,050M
$1,000M
$950M
$900M
$1,026
$1,064
$1,125
$1,169
$1,159
Q2 22
Q3 22
Q4 22
Q1 23
Q2 23

Reconciliation of ACV and Constant Currency ACV

(in millions, except percentages)	Q2 22	Q3 22	Q4 22	Q1 23	Q2 23	1 Year Change
ACV	$1,026	$1,040	$1,126	$1,174	$1,164	13%
Impact of changes in foreign exchange rates	$—	$24	$(1)	$(5)	$(5)
Constant Currency ACV	$1,026	$1,064	$1,125	$1,169	$1,159	13%
Note: Constant currency ACV is calculated by applying the Q2 2022 foreign exchange rates to all periods shown.

Cash flow

Cash Flow Growth
$150M
$100M
$50M
$0M
$(50)M
$114
$123
$12
$(5)
Operating cash flow
Free cash flow
Year to Date June 30, 2022
Year to Date June 30, 2023

(in thousands, except percentages)	Six Months Ended June 30,
	2023	2022	Change
Cash provided by (used in) operating activities	$113,752	$(5,069)	*
Investment in property and equipment	(13,933)	(11,863)
Legal fees	2,950	26,437
Restructuring	17,521	—
Interest on convertible senior notes	2,250	2,250
Other	—	167
Free cash flow	$122,540	$11,922	928%

Total revenue	$623,740	$650,644
Free cash flow margin	20%	2%
* not meaningful
Our non-GAAP free cash flow measures reflect the following adjustments:
•Investment in property and equipment: Investment in property and equipment fluctuates in amount and frequency and is significantly affected by the timing and size of investments in our facilities. We believe excluding these amounts provides a useful comparison of our operational performance in different periods.
•Legal fees: Includes legal and related fees arising from proceedings outside the ordinary course of business. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the disputes giving rise to them are not representative of our core business operations and ongoing operational performance.
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
•Other: We have excluded fees incurred due to the cancellation of in-person sales and marketing events, and incremental expenses incurred from the integration of acquisitions. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them are not representative of our core business operations and ongoing operating performance.

Remaining performance obligations (“Backlog”)

Backlog Growth
12%
$1,300
$1,200
$1,100
$1,000
$900
$1,126
$1,126
$1,266
$1,258
Q2 2022
Q2 2023
Backlog (Constant Currency)
Backlog

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	Q2 2023	1 Year Growth Rate
Backlog	$1,266	12%
Impact of changes in foreign exchange rates	(8)	—%
Backlog - Constant Currency	$1,258	12%
Note: Constant currency Backlog is calculated by applying the Q2 2022 foreign exchange rates to all periods shown.
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared following accounting principles generally accepted in the United States of America (“U.S.”) and the rules and regulations of the SEC for interim financial reporting. Preparing these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future, given the available information.
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

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2023		2022				2023		2022
Pega Cloud	$115,063	39%	$93,506	34%	$21,557	23%	$222,942	36%	$183,823	28%	$39,119	21%
Maintenance	82,042	27%	78,326	29%	3,716	5%	161,672	26%	158,042	24%	3,630	2%
Subscription services	197,105	66%	171,832	63%	25,273	15%	384,614	62%	341,865	52%	42,749	13%
Subscription license	41,197	14%	41,600	15%	(403)	(1)%	125,724	20%	179,133	28%	(53,409)	(30)%
Subscription	238,302	80%	213,432	78%	24,870	12%	510,338	82%	520,998	80%	(10,660)	(2)%
Consulting	58,387	19%	58,639	21%	(252)	—%	111,420	18%	119,940	19%	(8,520)	(7)%
Perpetual license	1,579	1%	2,266	1%	(687)	(30)%	1,982	—%	9,706	1%	(7,724)	(80)%
	$298,268	100%	$274,337	100%	$23,931	9%	$623,740	100%	$650,644	100%	$(26,904)	(4)%
•The increases in Pega Cloud revenue for the three and six months ended June 30, 2023, were primarily due to continued growth of the installed client base.
•The decrease in subscription license revenue in the six months ended June 30, 2023 was primarily due to several large software license contracts recognized in revenue in the six months ended June 30, 2022.
•The decreases in perpetual license revenue in the three and six months ended June 30, 2023 were primarily due to our strategy of promoting subscription-based arrangements.
•The decreases in consulting revenue in the three and six months ended June 30, 2023 were primarily due to lower realization rates.
Gross profit

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2023		2022				2023		2022
Pega Cloud	$84,761	74%	$62,259	67%	$22,502	36%	$162,390	73%	$125,677	68%	$36,713	29%
Maintenance	75,561	92%	73,040	93%	2,521	3%	148,577	92%	147,625	93%	952	1%
Subscription services	160,322	81%	135,299	79%	25,023	18%	310,967	81%	273,302	80%	37,665	14%
Subscription license	40,574	98%	40,927	98%	(353)	(1)%	124,382	99%	177,838	99%	(53,456)	(30)%
Subscription	200,896	84%	176,226	83%	24,670	14%	435,349	85%	451,140	87%	(15,791)	(4)%
Consulting	(323)	(1)%	766	1%	(1,089)	*	(7,638)	(7)%	6,556	5%	(14,194)	*
Perpetual license	1,555	98%	2,230	98%	(675)	(30)%	1,955	99%	9,636	99%	(7,681)	(80)%
	$202,128	68%	$179,222	65%	$22,906	13%	$429,666	69%	$467,332	72%	$(37,666)	(8)%
* not meaningful
•The increases in Pega Cloud gross profit percent in the three and six months ended June 30, 2023 were primarily due to increased cost efficiency, particularly for hosting services, as Pega Cloud continues to grow and scale.
•The decrease in maintenance gross profit percent in the three months ended June 30, 2023 was primarily due to an increase in compensation and benefits due to an increase in headcount.
•The decrease in consulting gross profit percent in the three months ended June 30, 2023 was primarily due to lower consultant realization rates. The decrease in consulting revenue in the six months ended June 30, 2023 was primarily due to lower consultant realization and utilization rates.

Operating expenses

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022			2023	2022
Selling and marketing	$143,858	$157,198	$(13,340)	(8)%	$293,655	$319,434	$(25,779)	(8)%
% of Revenue	48%	57%			47%	49%
Research and development	$73,931	$74,341	$(410)	(1)%	$149,307	$145,831	$3,476	2%
% of Revenue	25%	27%			24%	22%
General and administrative	$23,462	$32,723	$(9,261)	(28)%	$46,572	$68,487	$(21,915)	(32)%
% of Revenue	8%	12%			7%	11%
Restructuring	$2,167	$—	$2,167	100%	$3,628	$—	$3,628	100%
% of Revenue	1%	—%			1%	—%
•The decreases in selling and marketing during the three and six months ended June 30, 2023, were primarily due to decreases in compensation and benefits totaling $14.2 million and $26.4 million, respectively. The decreases are due to reduced headcount associated with the optimization of our go-to-market strategy. For additional information, see "Note 9. Restructuring" in Part I, Item 1 of this Quarterly Report.
•The decrease in research and development for the three months ended June 30, 2023, was primarily due to a $1.2 million decrease in hosting services costs from cost-efficiency gains as the Company’s use of hosting services grows.
•The increase in research and development for the six months ended June 30, 2023, was primarily due to additional investments in our products and services.
•The decreases in general and administrative in the three and six months ended June 30, 2023 were primarily due to decreases of $7.7 million and $23.6 million, in legal fees and related expenses arising from proceedings outside the ordinary course of business. In the six months ended June 30, 2023 the decrease was partially offset by a $4.2 million increase in compensation and benefits due to an increase in equity compensation. We expect to continue to incur additional costs for these proceedings. See "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report and “Risk Factors” in Part I, Item 1A of our Annual Report for the year ended December 31, 2022.
•The increases in restructuring expenses during the three and six months ended June 30, 2023, were primarily due to a $1.6 million restructuring expense related to the optimization of our go-to-market organization in the U.S. in the three months ended June 30, 2023 and $1.2 million primarily due to the closure of leased office space in Poland in the three months ended March 31, 2023.
Other income and expenses

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022			2023	2022
Foreign currency transaction (loss) gain	$(3,290)	$1,713	$(5,003)	*	$(5,965)	$4,589	$(10,554)	*
Interest income	1,814	309	1,505	487%	3,299	516	2,783	539%
Interest expense	(1,778)	(1,944)	166	9%	(3,696)	(3,890)	194	5%
(Loss) income on capped call transactions	(1,361)	(18,945)	17,584	93%	1,845	(49,505)	51,350	*
Other income, net	5,702	3,785	1,917	51%	12,285	6,526	5,759	88%
	$1,087	$(15,082)	$16,169	*	$7,768	$(41,764)	$49,532	*
* not meaningful
•The changes in foreign currency transaction (loss) gain in the three and six months ended June 30, 2023 were primarily due to the impact of fluctuations in foreign currency exchange rates associated with foreign currency-denominated cash and receivables held by our subsidiary in the United Kingdom.
•The increases in interest income in the three and six months ended June 30, 2023 was primarily due to increases in market interest rates.
•The decreases in interest expense in the three and six months ended June 30, 2023 were due to our repurchases of our Convertible Senior Notes. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.
•The changes in (loss) income on capped call transactions in the three and six months ended June 30, 2023 were due to fair value adjustments for our capped call transactions.
•The increases in other income, net in the three and six months ended June 30, 2023 were due to gains from repurchases of our convertible senior notes and our venture investments portfolio.

Provision for income taxes

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Provision for income taxes	$11,850	$178,491
Effective income tax rate	(21)%	(165)%
The effective income tax rate in the six months ended June 30, 2023 was impacted by the valuation allowance on our deferred tax assets in the U.S. and U.K. Also, impacted by current taxes payable in the U.S. due to projected taxable income partially offset by net operating losses and available tax credits.
LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$113,752	$(5,069)
Investing activities	15,979	(1,523)
Financing activities	(86,988)	(41,191)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,010	(2,907)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$43,753	$(50,690)

(in thousands)	June 30, 2023	December 31, 2022
Held by U.S. entities	$232,524	$248,389
Held by foreign entities	80,289	48,832
Total cash, cash equivalents, and marketable securities	$312,813	$297,221
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
If it becomes necessary or desirable to repatriate foreign funds, we may be required to pay federal, state, and local income and foreign withholding taxes upon repatriation. However, due to the complexity of income tax laws and regulations, estimating the amount of taxes we would have to pay is impracticable.
Operating activities
The change in cash provided by (used in) operating activities in the six months ended June 30, 2023 was primarily due to growth in client collections and the impact of our cost-efficiency initiatives. In addition, in the six months ended June 30, 2023 and 2022, we paid $3.0 million and $26.4 million in legal fees and related expenses arising from proceedings that originated outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
Investing activities
The change in cash provided by (used in) investing activities in the six months ended June 30, 2023 was primarily due to our investments in financial instruments
Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025. In the six months ended June 30, 2023, we paid $89 million to repurchase $97.7 million in aggregate principal amount of convertible senior notes. As of June 30, 2023, we had $502 million in aggregate principal amount of convertible senior notes outstanding due on March 1, 2025. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. As of June 30, 2023 and December 31, 2022, we had $27.3 million in outstanding letters of credit, which reduced the Company’s available borrowing capacity under the Credit Facility and no outstanding cash borrowings under the Credit Facility. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.

Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Six Months Ended June 30, 2023
December 31, 2022	$58,075
Authorizations (1)	1,925
June 30, 2023	$60,000
(1) On April 25, 2023, our Board of Directors extended the expiration date of our current share repurchase program from June 30, 2023 to June 30, 2024, and the amount of stock we are authorized to repurchase has been increased to $60 million.
Common stock repurchases

	Six Months Ended June 30,
	2023		2022
(in thousands)	Shares	Amount	Shares	Amount
Stock repurchase program	—	—	279	24,508
Tax withholdings for net settlement of equity awards	34	1,422	196	15,379
	34	$1,422	475	$39,887
In the six months ended June 30, 2023 and 2022, instead of receiving cash from the equity holders, we withheld shares with a value of $0.9 million and $8.3 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Six Months Ended June 30,
(in thousands)	2023	2022
Dividend payments to stockholders	$4,962	$4,908
Contractual obligations
As of June 30, 2023, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2023	2024	2025	2026	2027	2028 and after	Other	Total
Convertible senior notes (1)	$1,998	$3,767	$504,154	$—	$—	$—	$—	$509,919
Purchase obligations (2)	68,729	135,345	123,104	117,550	133,500	14	—	578,242
Operating lease obligations	8,596	18,024	14,869	10,940	9,882	39,461	—	101,772
Investment commitments	1,000	—	—	—	—	—	—	1,000
Liability for uncertain tax positions (3)	—	—	—	—	—	—	3,989	3,989
	$80,323	$157,136	$642,127	$128,490	$143,382	$39,475	$3,989	$1,194,922
(1) Includes principal and interest.
(2) Represents the fixed amount owed for purchase obligations of software licenses, hosting services, and sales and marketing programs.
(3) We cannot reasonably estimate the timing of this cash outflow due to uncertainties in the timing of the effective settlement of tax positions.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss from adverse changes in financial market prices and rates.
Foreign currency exposure
Translation risk
Our international operations’ operating expenses are primarily denominated in foreign currencies. However, our international sales are also primarily denominated in foreign currencies, partially offsetting our foreign currency exposure.

A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Six Months Ended June 30,
	2023	2022
(Decrease) in revenue	(4)%	(3)%
Increase (decrease) in net income	(1)%	3%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Six Months Ended June 30,
(in thousands)	2023	2022
Foreign currency (loss)	$(9,869)	$(7,185)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2023. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in “Note 15. Commitments and Contingencies”, in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
ITEM 1A.     RISK FACTORS
We encourage you to carefully consider the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission. These risk factors could materially affect our business, financial condition, and future results and may cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended June 30, 2023:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs
April 1, 2023 - April 30, 2023	—	$—	—	$60,000
May 1, 2023 - May 31, 2023	8	45.29	—	$60,000
June 1, 2023 - June 30, 2023	5	48.79	—	$60,000
	13	$46.54	—
(1) For additional information, see "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report.
(2) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Pegasystems Inc.

Dated:	July 26, 2023	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)