Form 10-Q
period 2023-09-30
PEGASYSTEMS INC
filed 2023-10-25
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 83,555,919 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on October 17, 2023.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$169,023	$145,054
Marketable securities	167,286	152,167
Total cash, cash equivalents, and marketable securities	336,309	297,221
Accounts receivable, net	168,795	255,150
Unbilled receivables, net	199,948	213,719
Other current assets	71,438	80,388
Total current assets	776,490	846,478
Unbilled receivables, net	73,795	95,806
Goodwill	81,437	81,399
Other long-term assets	290,807	333,989
Total assets	$1,222,529	$1,357,672
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,541	$18,195
Accrued expenses	43,624	50,355
Accrued compensation and related expenses	93,511	127,728
Deferred revenue	297,067	325,212
Other current liabilities	18,038	17,450
Total current liabilities	472,781	538,940
Convertible senior notes, net	498,753	593,609
Operating lease liabilities	68,874	79,152
Other long-term liabilities	14,485	15,128
Total liabilities	1,054,893	1,226,829
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 83,523 and 82,436 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	835	824
Additional paid-in capital	343,259	229,602
Accumulated deficit	(151,370)	(76,513)
Accumulated other comprehensive (loss)	(25,088)	(23,070)
Total stockholders’ equity	167,636	130,843
Total liabilities and stockholders’ equity	$1,222,529	$1,357,672

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Subscription services	$201,578	$174,885	$586,192	$516,750
Subscription license	74,342	31,112	200,066	210,245
Consulting	55,976	55,511	167,396	175,451
Perpetual license	2,747	9,223	4,729	18,929
Total revenue	334,643	270,731	958,383	921,375
Cost of revenue
Subscription services	35,906	34,541	109,553	103,104
Subscription license	629	628	1,971	1,923
Consulting	57,204	57,778	176,262	171,162
Perpetual license	24	103	51	173
Total cost of revenue	93,763	93,050	287,837	276,362
Gross profit	240,880	177,681	670,546	645,013
Operating expenses
Selling and marketing	131,598	153,517	425,253	472,951
Research and development	74,955	75,342	224,262	221,173
General and administrative	27,321	26,043	73,893	94,530
Restructuring	17,822	—	21,450	—
Total operating expenses	251,696	254,902	744,858	788,654
(Loss) from operations	(10,816)	(77,221)	(74,312)	(143,641)
Foreign currency transaction gain (loss)	1,994	3,826	(3,971)	8,415
Interest income	2,532	520	5,831	1,036
Interest expense	(1,533)	(1,992)	(5,229)	(5,882)
(Loss) on capped call transactions	(2,294)	(6,876)	(449)	(56,381)
Other income (loss), net	6,383	(29)	18,668	6,497
(Loss) before provision for income taxes	(3,734)	(81,772)	(59,462)	(189,956)
Provision for income taxes	3,545	11,748	15,395	190,239
Net (loss)	$(7,279)	$(93,520)	$(74,857)	$(380,195)
(Loss) per share
Basic	$(0.09)	$(1.14)	$(0.90)	$(4.65)
Diluted	$(0.09)	$(1.14)	$(0.90)	$(4.65)
Weighted-average number of common shares outstanding
Basic	83,336	81,996	82,996	81,842
Diluted	83,336	81,996	82,996	81,842

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss)	$(7,279)	$(93,520)	$(74,857)	$(380,195)
Other comprehensive (loss), net of tax
Unrealized (loss) on available-for-sale securities	(40)	(73)	(281)	(1,000)
Foreign currency translation adjustments	(3,687)	(6,700)	(1,737)	(20,936)
Total other comprehensive (loss), net of tax	(3,727)	(6,773)	(2,018)	(21,936)
Comprehensive (loss)	$(11,006)	$(100,293)	$(76,875)	$(402,131)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2021	81,712	$817	$145,810	$276,449	$(6,988)	$416,088
Repurchase of common stock	(242)	(2)	(22,581)	—	—	(22,583)
Issuance of common stock for stock compensation plans	297	3	(12,131)	—	—	(12,128)
Issuance of common stock under the employee stock purchase plan	35	—	2,446	—	—	2,446
Stock-based compensation	—	—	28,227	—	—	28,227
Cash dividends declared ($0.03 per share)	—	—	—	(2,455)	—	(2,455)
Other comprehensive (loss)	—	—	—	—	(2,548)	(2,548)
Net (loss)	—	—	—	(379)	—	(379)
March 31, 2022	81,802	$818	$141,771	$273,615	$(9,536)	$406,668
Repurchase of common stock	(38)	—	(1,925)	—	—	(1,925)
Issuance of common stock for stock compensation plans	117	1	(3,252)	—	—	(3,251)
Issuance of common stock under the employee stock purchase plan	59	—	2,357	—	—	2,357
Stock-based compensation	—	—	31,300	—	—	31,300
Cash dividends declared ($0.03 per share)	—	—	—	(2,459)	—	(2,459)
Other comprehensive (loss)	—	—	—	—	(12,615)	(12,615)
Net (loss)	—	—	—	(286,296)	—	(286,296)
June 30, 2022	81,940	$819	$170,251	$(15,140)	$(22,151)	$133,779
Issuance of common stock for stock compensation plans	138	2	(2,198)	—	—	(2,196)
Issuance of common stock under the employee stock purchase plan	86	1	2,362	—	—	2,363
Stock-based compensation	—	—	33,774	—	—	33,774
Cash dividends declared ($0.03 per share)	—	—	—	(2,466)	—	(2,466)
Other comprehensive (loss)	—	—	—	—	(6,773)	(6,773)
Net (loss)	—	—	—	(93,520)	—	(93,520)
September 30, 2022	82,164	$822	$204,189	$(111,126)	$(28,924)	$64,961

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
December 31, 2022	82,436	$824	$229,602	$(76,513)	$(23,070)	$130,843
Issuance of common stock for stock compensation plans	452	4	668	—	—	672
Issuance of common stock under the employee stock purchase plan	52	1	2,142	—	—	2,143
Stock-based compensation	—	—	42,557	—	—	42,557
Cash dividends declared ($0.03 per share)	—	—	(2,488)	—	—	(2,488)
Other comprehensive income	—	—	—	—	1,543	1,543
Net (loss)	—	—	—	(20,774)	—	(20,774)
March 31, 2023	82,940	$829	$272,481	$(97,287)	$(21,527)	$154,496
Issuance of common stock for stock compensation plans	225	2	1,824	—	—	1,826
Issuance of common stock under the employee stock purchase plan	47	1	1,980	—	—	1,981
Stock-based compensation	—	—	36,227	—	—	36,227
Cash dividends declared ($0.03 per share)	—	—	(2,496)	—	—	(2,496)
Other comprehensive income	—	—	—	—	166	166
Net (loss)	—	—	—	(46,804)	—	(46,804)
June 30, 2023	83,212	$832	$310,016	$(144,091)	$(21,361)	$145,396
Issuance of common stock for stock compensation plans	257	3	2,447	—	—	2,450
Issuance of common stock under the employee stock purchase plan	54	—	2,003	—	—	2,003
Stock-based compensation	—	—	31,299	—	—	31,299
Cash dividends declared ($0.03 per share)	—	—	(2,506)	—	—	(2,506)
Other comprehensive (loss)	—	—	—	—	(3,727)	(3,727)
Net (loss)	—	—	—	(7,279)	—	(7,279)
September 30, 2023	83,523	$835	$343,259	$(151,370)	$(25,088)	$167,636

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Nine Months Ended September 30,
	2023	2022
Operating activities
Net (loss)	$(74,857)	$(380,195)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities
Stock-based compensation	110,083	93,301
Deferred income taxes	(188)	169,489
Loss on capped call transactions	449	56,381
Amortization of deferred commissions	43,974	39,752
Lease expense	12,018	11,500
Amortization of intangible assets and depreciation	14,181	12,381
Foreign currency transaction loss (gain)	3,971	(8,415)
Other non-cash	(16,487)	(1,705)
Change in operating assets and liabilities, net	44,776	(5,935)
Cash provided by (used in) operating activities	137,920	(13,446)
Investing activities
Purchases of investments	(190,466)	(39,056)
Proceeds from maturities and called investments	169,836	53,952
Sales of investments	10,725	18,415
Payments for acquisitions, net of cash acquired	—	(922)
Investment in property and equipment	(14,271)	(22,285)
Cash (used in) provided by investing activities	(24,176)	10,104
Financing activities
Repurchases of convertible senior notes	(88,989)	—
Dividend payments to stockholders	(7,458)	(7,368)
Proceeds from employee stock purchase plan	6,127	7,166
Proceeds from stock option exercises	6,602	—
Common stock repurchases	(1,654)	(43,282)
Other	341	—
Cash (used in) financing activities	(85,031)	(43,484)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,621)	(5,513)
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,092	(52,339)
Cash, cash equivalents, and restricted cash, beginning of period	145,054	159,965
Cash, cash equivalents, and restricted cash, end of period	$172,146	$107,626

Cash and cash equivalents	$169,023	$107,626
Restricted cash included in other long-term assets	3,123	—
Total cash, cash equivalents, and restricted cash	$172,146	$107,626

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
NOTE 2. MARKETABLE SECURITIES

	September 30, 2023				December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$17,931	$—	$(18)	$17,913	$2,960	$—	$(52)	$2,908
Corporate debt	149,927	—	(554)	149,373	151,906	—	(2,647)	149,259
	$167,858	$—	$(572)	$167,286	$154,866	$—	$(2,699)	$152,167
As of September 30, 2023, marketable securities’ maturities ranged from October 2023 to January 2026, with a weighted average remaining maturity of 0.5 years.
NOTE 3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	September 30, 2023	December 31, 2022
Accounts receivable, net	$168,795	$255,150
Unbilled receivables, net	199,948	213,719
Long-term unbilled receivables, net	73,795	95,806
	$442,538	$564,675
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	September 30, 2023
1 year or less	$199,948	73%
1-2 years	58,604	21%
2-5 years	15,191	6%
	$273,743	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	September 30, 2023
2023	$90,227	33%
2022	92,065	34%
2021	62,729	23%
2020	19,820	7%
2019 and prior	8,902	3%
	$273,743	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	September 30, 2023	December 31, 2022
Contract assets (1)	$13,263	$17,546
Long-term contract assets (2)	10,732	16,470
	$23,995	$34,016
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	September 30, 2023	December 31, 2022
Deferred revenue	$297,067	$325,212
Long-term deferred revenue (1)	2,605	3,552
	$299,672	$328,764
(1) Included in other long-term liabilities.
Deferred revenue decreased in the nine months ended September 30, 2023, primarily due to $292.3 million of revenue recognized during the period included in deferred revenue as of December 31, 2022 exceeded new billings in advance of revenue recognition.
NOTE 4. DEFERRED COMMISSIONS

(in thousands)	September 30, 2023	December 31, 2022
Deferred commissions (1)	$107,399	$130,195
(1) Included in other long-term assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Amortization of deferred commissions (1)	$14,947	$11,597	$43,974	$39,752
(1) Included in selling and marketing.
NOTE 5. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Nine Months Ended September 30,
(in thousands)	2023	2022
January 1,	$81,399	$81,923
Currency translation adjustments	38	(722)
September 30,	$81,437	$81,201
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		September 30, 2023
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,086	$(59,661)	$3,425
Technology	2-10 years	68,103	(63,579)	4,524
Other	1-5 years	5,361	(5,361)	—
		$136,550	$(128,601)	$7,949
(1) Included in other long-term assets.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 31, 2022
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,076	$(58,623)	$4,453
Technology	2-10 years	68,056	(61,621)	6,435
Other	1-5 years	5,361	(5,361)	—
		$136,493	$(125,605)	$10,888
(1) Included in other long-term assets.
Future estimated intangibles assets amortization:

(in thousands)	September 30, 2023
Remainder of 2023	$964
2024	3,169
2025	2,615
2026	874
2027	327
$7,949
Amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$622	$705	$1,949	$2,017
Selling and marketing	343	343	1,028	1,028
	$965	$1,048	$2,977	$3,045

NOTE 6. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	September 30, 2023	December 31, 2022
Income tax receivables	$19,663	$25,354
Contract assets	13,263	17,546
Other	38,512	37,488
	$71,438	$80,388
Other long-term assets

(in thousands)	September 30, 2023	December 31, 2022
Deferred commissions	$107,399	$130,195
Right of use assets	65,871	76,114
Property and equipment	49,481	55,056
Venture investments	19,348	13,069
Contract assets	10,732	16,470
Intangible assets	7,949	10,888
Capped call transactions	1,792	2,582
Deferred income taxes	5,046	4,795
Restricted cash	3,123	—
Other	20,066	24,820
	$290,807	$333,989
Other current liabilities

(in thousands)	September 30, 2023	December 31, 2022
Operating lease liabilities	$15,532	$14,976
Dividends payable	2,506	2,474
	$18,038	$17,450

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term liabilities

(in thousands)	September 30, 2023	December 31, 2022
Deferred revenue	$2,605	$3,552
Income taxes payable	2,017	3,207
Other	9,863	8,369
	$14,485	$15,128
NOTE 7. LEASES
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Fixed lease costs	$4,718	$4,688	$14,979	$14,747
Short-term lease costs	660	916	2,137	2,510
Variable lease costs	2,254	905	6,414	2,395
	$7,632	$6,509	$23,530	$19,652
Right of use assets and lease liabilities

(in thousands)	September 30, 2023	December 31, 2022
Right of use assets (1)	$65,871	$76,114
Operating lease liabilities (2)	$15,532	$14,976
Long-term operating lease liabilities	$68,874	$79,152

(1) Included in other long-term assets.
(2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	7.0 years	7.5 years
Weighted-average discount rate (1)	4.0%	4.1%
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
Maturities of lease liabilities:

(in thousands)	September 30, 2023
Remainder of 2023	$4,775
2024	17,976
2025	14,870
2026	10,853
2027	9,808
2028	9,245
Thereafter	30,054
Total lease payments	97,581
Less: imputed interest (1)	(13,175)
$84,406
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for operating leases, net of tenant improvement allowances	$14,378	$11,628
Right of use assets recognized for new leases and amendments (non-cash)	$1,782	$6,618

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
In the nine months ended September 30, 2023, the Company recognized a gain of $7.9 million in other income (loss), net from repurchases of Notes representing $97.7 million in aggregate principal amount.
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
As of September 30, 2023, the Notes were not eligible for conversion.
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
Carrying value of the Notes:

(in thousands)	September 30, 2023	December 31, 2022
Principal	$502,270	$600,000
Unamortized issuance costs	(3,517)	(6,391)
Convertible senior notes, net	$498,753	$593,609

Interest expense related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Contractual interest expense (0.75% coupon)	$827	$1,125	$2,949	$3,375
Amortization of issuance costs	613	724	1,988	2,163
	$1,440	$1,849	$4,937	$5,538

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The average interest rate on the Notes in the nine months ended September 30, 2023 and 2022 was 1.2%.
Future payments:

	September 30, 2023
(in thousands)	Principal	Interest	Total
2024	$—	$3,767	$3,767
2025	502,270	1,884	504,154
	$502,270	$5,651	$507,921
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions covered approximately 4.4 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s common stock.
In the nine months ended September 30, 2023, Capped Call Transactions covering approximately 0.7 million shares were settled for proceeds of $0.3 million. As of September 30, 2023, Capped Call Transactions covering approximately 3.7 million shares were outstanding.
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
The Capped Call Transactions are accounted for as derivative instruments and do not qualify for the Company’s own equity scope exception in ASC 815 since, in some cases of early settlement, the settlement value calculated following the governing documents may not represent a fair value measurement. The Capped Call Transactions are classified as other long-term assets and remeasured to fair value each reporting period, resulting in a non-operating gain or loss.
Change in capped call transactions:

	Nine Months Ended September 30,
(in thousands)	2023	2022
January 1,	$2,582	$59,964
Settlements	(341)	—
Fair value adjustment	(449)	(56,381)
September 30,	$1,792	$3,583
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
As of September 30, 2023 and December 31, 2022, the Company had $27.3 million in outstanding letters of credit, which reduced the Company’s available borrowing capacity under the Credit Facility and no outstanding cash borrowings under the Credit Facility.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. RESTRUCTURING
The Company has undertaken the following restructuring activities as it optimizes its go-to-market strategy and reassesses its office space needs:

	Three months ended	Expense
Employee severance and related benefits and closure of a US office	December 31, 2022	$21,743
Office space reduction	March 31, 2023	$1,241
Employee severance and related benefits	June 30, 2023	$1,581
Employee severance and related benefits and closure of a foreign office	September 30, 2023	$17,236
Accrued employee severance and related benefits:
Change for all restructuring actions:

Nine Months Ended September 30,
(in thousands)	2023
January 1,	$18,573
Costs incurred	19,921
Cash disbursements	(21,576)
Currency translation adjustments	(203)
September 30,	$16,715
Note: Accrued employee severance and related benefits is included in accrued compensation and related expenses.
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
Assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$22,686	$—	$—	$22,686	$2,526	$—	$—	$2,526
Marketable securities	$—	$167,286	$—	$167,286	$—	$152,167	$—	$152,167
Capped Call Transactions (1)	$—	$1,792	$—	$1,792	$—	$2,582	$—	$2,582
Venture investments (1) (2)	$—	$—	$19,348	$19,348	$—	$—	$13,069	$13,069
(1) Included in other long-term assets.
(2) Investments in privately-held companies.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in venture investments:

	Nine Months Ended September 30,
(in thousands)	2023	2022
January 1,	$13,069	$7,648
New investments	400	400
Sales of investments	(2,773)	(3,954)
Changes in foreign exchange rates	27	(675)
Changes in fair value:
included in other income (loss), net	10,886	5,989
included in other comprehensive (loss)	(2,261)	2,502
September 30,	$19,348	$11,910
The carrying value of certain financial instruments, including receivables and accounts payable, approximates fair value due to their short maturities.
Fair value of the Notes
The fair value of the Notes outstanding (including the embedded conversion feature) was $460.3 million as of September 30, 2023 and $521.1 million as of December 31, 2022. In the nine months ended September 30, 2023 the Company repurchased Notes representing $97.7 million in aggregate principal amount.
The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.
NOTE 11. REVENUE
Geographic revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023		2022		2023		2022
U.S.	$154,741	47%	$148,200	55%	$489,645	51%	$513,197	56%
Other Americas	23,497	7%	18,546	7%	58,013	6%	80,558	9%
United Kingdom (“U.K.”)	41,622	12%	24,074	9%	112,751	12%	83,837	9%
Europe (excluding U.K.), Middle East, and Africa	67,880	20%	46,212	17%	173,551	18%	140,586	15%
Asia-Pacific	46,903	14%	33,699	12%	124,423	13%	103,197	11%
	$334,643	100%	$270,731	100%	$958,383	100%	$921,375	100%
Revenue streams

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Perpetual license	$2,747	$9,223	$4,729	$18,929
Subscription license	74,342	31,112	200,066	210,245
Revenue recognized at a point in time	77,089	40,335	204,795	229,174
Maintenance	83,538	77,526	245,210	235,568
Pega Cloud	118,040	97,359	340,982	281,182
Consulting	55,976	55,511	167,396	175,451
Revenue recognized over time	257,554	230,396	753,588	692,201
Total revenue	$334,643	$270,731	$958,383	$921,375

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Pega Cloud	$118,040	$97,359	$340,982	$281,182
Maintenance	83,538	77,526	245,210	235,568
Subscription services	201,578	174,885	586,192	516,750
Subscription license	74,342	31,112	200,066	210,245
Subscription	275,920	205,997	786,258	726,995
Consulting	55,976	55,511	167,396	175,451
Perpetual license	2,747	9,223	4,729	18,929
	$334,643	$270,731	$958,383	$921,375
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of September 30, 2023:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$202,610	$391,324	$48,427	$4,567	$39,335	$686,263	54%
1-2 years	58,610	239,787	4,356	2,696	3,662	309,111	24%
2-3 years	28,585	121,778	8,518	—	1,100	159,981	13%
Greater than 3 years	17,478	89,870	2,664	—	—	110,012	9%
	$307,283	$842,759	$63,965	$7,263	$44,097	$1,265,367	100%
As of September 30, 2022:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$191,045	$328,111	$69,753	$814	$27,968	$617,691	53%
1-2 years	55,141	213,304	4,113	4,505	6,699	283,762	25%
2-3 years	24,496	115,416	1,420	2,252	1,648	145,232	13%
Greater than 3 years	16,198	82,807	1,734	—	508	101,247	9%
	$286,880	$739,638	$77,020	$7,571	$36,823	$1,147,932	100%
NOTE 12. STOCK-BASED COMPENSATION
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$6,410	$6,797	$22,497	$19,754
Selling and marketing	10,401	12,933	43,410	36,524
Research and development	7,375	7,724	24,286	22,425
General and administrative	7,113	6,320	19,890	14,598
	$31,299	$33,774	$110,083	$93,301
Income tax benefit	$(316)	$(600)	$(1,569)	$(1,505)
As of September 30, 2023, the Company had $137.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Grants

	Nine Months Ended September 30, 2023
(in thousands)	Shares	Total Fair Value
Restricted stock units	1,514	$70,962
Non-qualified stock options	911	$19,142
Performance stock options (1)	906	$18,265
Common stock	13	$600
(1) Performance stock options allow the holder to purchase a specified number of common stock shares at an exercise price equal to or greater than the shares' fair market value at the grant date. The options usually vest over two years and expire ten years from the grant date, subject to specific performance conditions.
NOTE 13. INCOME TAXES
Effective income tax rate

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Provision for income taxes	$3,545	$11,748	$15,395	$190,239
Effective income tax rate			(26)%	(100)%
The Company’s effective income tax rate in the nine months ended September 30, 2023 was primarily driven by the valuation allowance on the Company’s deferred tax assets in the U.S. and U.K. and projected taxable income in the U.S., partially offset by available tax credits and losses in the U.S.
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
Calculation of (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net (loss)	$(7,279)	$(93,520)	$(74,857)	$(380,195)
Weighted-average common shares outstanding	83,336	81,996	82,996	81,842
(Loss) per share, basic	$(0.09)	$(1.14)	$(0.90)	$(4.65)

Net (loss)	$(7,279)	$(93,520)	$(74,857)	$(380,195)
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	83,336	81,996	82,996	81,842
(Loss) per share, diluted	$(0.09)	$(1.14)	$(0.90)	$(4.65)

Outstanding anti-dilutive stock options and RSUs (4)	2,255	3,019	1,652	3,589
(1) All dilutive securities are excluded in periods of loss as their inclusion would be anti-dilutive.
(2) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue approximately 3.7 million shares as of September 30, 2023.
(3) The Company’s Capped Call Transactions represent the equivalent of approximately 3.7 million shares of the Company’s common stock (representing the number of shares for which the Notes are convertible) as of September 30, 2023. The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.

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
The Company had no accrued losses for litigation as of September 30, 2023 and December 31, 2022.
Appian Corp. v. Pegasystems Inc. & Youyong Zou
As previously reported, the Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages of $2,036,860,045 for trade secret misappropriation and $1.00 for violating the Virginia Computer Crimes Act. On September 15, 2022, the circuit court of Fairfax County entered judgment of $2,060,479,287, consisting of the damages previously awarded by the jury plus attorneys’ fees and costs, and stating that the judgment is subject to post-judgment interest at a rate of 6.0% per annum, from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the amount of the award of attorneys’ fees and costs. On September 15, 2022, the Company filed a notice of appeal from the judgment. On September 29, 2022, the circuit court of Fairfax County approved a $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. Appellate briefing in the Court of Appeals of Virginia is completed. The Court of Appeals of Virginia has set November 15, 2023 as the date for oral arguments in the appeal. Although it is not possible to predict timing, this appeals process could potentially take years to complete. The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of appellate proceedings and/or any potential new trial resulting from the appellate proceedings.
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
The forward-looking statements in this Quarterly Report represent our views as of October 25, 2023.
NON-GAAP MEASURES
Our non-GAAP financial measures should only be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. We believe that these measures help investors understand our core operating results and prospects, consistent with how management measures and forecasts our performance without the effect of often one-time charges and other items outside our normal operations. They are not a substitute for financial measures prepared under U.S. GAAP. A reconciliation of GAAP and non-GAAP measures is located with each non-GAAP measure.
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
In 2023, the Company revised its ACV methodology for maintenance and all contracts less than 12 months as its overall client renewal rate exceeds 90%. The impact of the change was $3 million and 0.3% of Total ACV or less for all quarters in 2022. Previously disclosed ACV amounts have been updated to allow for comparability. This simplification, made possible by improvements to the Company’s financial systems, ensures that ACV for all contract types and lengths is consistently calculated as the total contract value divided by the duration in years. Previously, ACV for maintenance was calculated as the maintenance revenue for the quarter then ended, multiplied by four, and ACV for contracts less than 12 months was equal to the contract’s total value. The Company believes the simplified methodology better represents the current value of its contracts and better aligns its definition with comparable companies.

ACV Growth
12% (10% Constant Currency)
Since September 30, 2022
$1,200M
$1,150M
$1,100M
$1,050M
$1,000M
$950M
$900M
$1,040M
$1,169M
Q3 22
Q3 23
ACV

Reconciliation of ACV and Constant Currency ACV

(in millions, except percentages)	Q3 22	Q3 23	1-Year Change
ACV	$1,040	$1,169	12%
Impact of changes in foreign exchange rates	—	(22)
Constant Currency ACV	$1,040	$1,147	10%
Note: Constant currency ACV is calculated by applying the Q3 2022 foreign exchange rates to all periods shown.

Cash flow (1)
Note: Starting in the third quarter of 2023, the Company has calculated free cash flow as cash provided by (used in) operating activities less investments in property and equipment. To ensure comparability, previously disclosed amounts have been updated.

(Dollars in thousands)	Nine Months Ended September 30,
	2023		2022
		Margin (2)		Margin (2)
Cash provided by (used in) operating activities	$137,920	14%	$(13,446)	(1)%
Investment in property and equipment	(14,271)		(22,285)
Free cash flow	$123,649	13%	$(35,731)	(4)%

Additional information (3)
Legal fees	$5,867		$37,944
Restructuring	21,576		—
Interest on convertible senior notes	4,134		4,500
Other	—		3,266
	$31,577		$45,710

(1) Our non-GAAP free cash flow is defined as cash provided by (used in) operating activities less investment in property and equipment. Investment in property and equipment fluctuates in amount and frequency and are significantly affected by the timing and size of investments in our facilities. We provide information on free cash flow to enable investors to assess our ability to generate cash without incurring additional external financings. This information is not a substitute for financial measures prepared under U.S. GAAP.
(2) Operating and Free Cash Flow Margin are calculated by comparing the respective cash flow to Total Revenue.
(3) The additional information discloses items that affect our cash flows and are considered by management not to be representative of our core business operations and ongoing operational performance.
•Legal fees: Includes legal and related fees arising from proceedings outside the ordinary course of business.
•Restructuring: Restructuring fluctuates in amount and frequency and is significantly affected by the timing and size of our restructuring activities.
•Interest on convertible senior notes: In February 2020, we issued convertible senior notes, due March 1, 2025, in a private placement. The Notes accrue interest at an annual rate of 0.75%, payable semi-annually in arrears on March 1 and September 1, beginning September 1, 2020.
•Other: Includes fees related to capital advisory services, canceled in-person sales and marketing events, and incremental costs incurred integrating acquisitions.

Remaining performance obligations (“Backlog”)

Backlog Growth
10% (7% Constant currency)
$1,500M
$1,250M
$1,000M
$750M
$500M
$250M
$0M
$1,148M
$618
$530
$1,265M
$686
$579
Q3 2022
Q3 2023
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	Q3 22	Q3 2023	1-Year Growth Rate
Backlog - GAAP	$1,148	$1,265	10%
Impact of changes in foreign exchange rates	—	(33)
Constant currency backlog	$1,148	$1,232	7%
Note: Constant currency Backlog is calculated by applying the Q3 2022 foreign exchange rates to all periods shown.
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

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2023		2022				2023		2022
Pega Cloud	$118,040	35%	$97,359	36%	$20,681	21%	$340,982	36%	$281,182	31%	$59,800	21%
Maintenance	83,538	25%	77,526	29%	6,012	8%	245,210	25%	235,568	25%	9,642	4%
Subscription services	201,578	60%	174,885	65%	26,693	15%	586,192	61%	516,750	56%	69,442	13%
Subscription license	74,342	22%	31,112	11%	43,230	139%	200,066	21%	210,245	23%	(10,179)	(5)%
Subscription	275,920	82%	205,997	76%	69,923	34%	786,258	82%	726,995	79%	59,263	8%
Consulting	55,976	17%	55,511	21%	465	1%	167,396	18%	175,451	19%	(8,055)	(5)%
Perpetual license	2,747	1%	9,223	3%	(6,476)	(70)%	4,729	—%	18,929	2%	(14,200)	(75)%
	$334,643	100%	$270,731	100%	$63,912	24%	$958,383	100%	$921,375	100%	$37,008	4%
•The increases in Pega Cloud revenue for the three and nine months ended September 30, 2023 were primarily due to the growth of the hosted client base as our clients continued to expand their use of Pega Cloud.
•The increases in maintenance revenue in the three and nine months ended September 30, 2023 were primarily due to continued demand for our subscription license offerings which are generally bundled with maintenance.
•The increase in subscription license revenue in the three months ended September 30, 2023 was primarily due to increased license deliveries in the three months ended September 30, 2023. The decrease in subscription license revenue in the nine months ended September 30, 2023 was primarily due to several large multi-year contracts recognized in revenue in the nine months ended September 30, 2022.
•The decrease in consulting revenue in the nine months ended September 30, 2023 was primarily due to lower consultant realization rates in the Americas.
•The decreases in perpetual license revenue in the three and nine months ended September 30, 2023 reflects our strategy of promoting subscription-based arrangements.
Gross profit

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2023		2022				2023		2022
Pega Cloud	$88,553	75%	$68,673	71%	$19,880	29%	$250,943	74%	$194,350	69%	$56,593	29%
Maintenance	77,119	92%	71,671	92%	5,448	8%	225,696	92%	219,296	93%	6,400	3%
Subscription services	165,672	82%	140,344	80%	25,328	18%	476,639	81%	413,646	80%	62,993	15%
Subscription license	73,713	99%	30,484	98%	43,229	142%	198,095	99%	208,322	99%	(10,227)	(5)%
Subscription	239,385	87%	170,828	83%	68,557	40%	674,734	86%	621,968	86%	52,766	8%
Consulting	(1,228)	(2)%	(2,267)	(4)%	1,039	46%	(8,866)	(5)%	4,289	2%	(13,155)	*
Perpetual license	2,723	99%	9,120	99%	(6,397)	(70)%	4,678	99%	18,756	99%	(14,078)	(75)%
	$240,880	72%	$177,681	66%	$63,199	36%	$670,546	70%	$645,013	70%	$25,533	4%
* not meaningful
•The increases in Pega Cloud gross profit percent in the three and nine months ended September 30, 2023 were primarily due to increased cost efficiency, particularly for hosting services, as Pega Cloud continues to grow and scale.
•The decrease in maintenance gross profit percent in the nine months ended September 30, 2023 was primarily due to an increase in compensation and benefits as a result of increased headcount.
•The increase in consulting gross profit percent in the three months ended September 30, 2023 was primarily due to higher consultant utilization in the Americas. The decrease in consulting profit percent in the nine months ended September 30, 2023, was primarily due to lower consultant realization rates in the Americas.

Operating expenses

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022			2023	2022
Selling and marketing	$131,598	$153,517	$(21,919)	(14)%	$425,253	$472,951	$(47,698)	(10)%
% of Revenue	39%	57%			44%	51%
Research and development	$74,955	$75,342	$(387)	(1)%	$224,262	$221,173	$3,089	1%
% of Revenue	22%	28%			23%	24%
General and administrative	$27,321	$26,043	$1,278	5%	$73,893	$94,530	$(20,637)	(22)%
% of Revenue	8%	10%			8%	10%
Restructuring	$17,822	$—	$17,822	100%	$21,450	$—	$21,450	100%
% of Revenue	5%	—%			2%	—%
•The decreases in selling and marketing during the three and nine months ended September 30, 2023 were primarily due to decreases in compensation and benefits of $18.6 million and $45.0 million, respectively. The decreases were due to reduced headcount as we optimize our go-to-market strategy. For additional information, see "Note 9. Restructuring" in Part I, Item 1 of this Quarterly Report.
•The increase in research and development for the nine months ended September 30, 2023 was primarily due to additional investments in our products and services.
•The changes in general and administrative in the three and nine months ended September 30, 2023 were primarily due to an increase of $2.3 million in the three months ended September 30, 2023 and a decrease of $21.4 million in the nine months ended September 30, 2023 in legal fees and related expenses arising from proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. See "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report and “Risk Factors” in Part I, Item 1A of our Annual Report for the year ended December 31, 2022 for additional information.
•The increases in restructuring expenses during the three and nine months ended September 30, 2023 were primarily due to our efforts to optimize our go-to-market organization. For additional information, see "Note 9. Restructuring" in Part I, Item 1 of this Quarterly Report.
Other income and expenses

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022			2023	2022
Foreign currency transaction gain (loss)	$1,994	$3,826	$(1,832)	(48)%	$(3,971)	$8,415	$(12,386)	*
Interest income	2,532	520	2,012	387%	5,831	1,036	4,795	463%
Interest expense	(1,533)	(1,992)	459	23%	(5,229)	(5,882)	653	11%
(Loss) on capped call transactions	(2,294)	(6,876)	4,582	67%	(449)	(56,381)	55,932	99%
Other income (loss), net	6,383	(29)	6,412	*	18,668	6,497	12,171	187%
	$7,082	$(4,551)	$11,633	*	$14,850	$(46,315)	$61,165	*
* not meaningful
•The changes in foreign currency transaction gain (loss) in the three and nine months ended September 30, 2023 were primarily due to the impact of fluctuations in foreign currency exchange rates associated with foreign currency-denominated cash and receivables held by our subsidiary in the United Kingdom.
•The increases in interest income in the three and nine months ended September 30, 2023 were primarily due to increases in market interest rates.
•The decreases in interest expense in the three and nine months ended September 30, 2023 were due to our repurchases of Convertible Senior Notes in the nine months ended September 30, 2023. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.
•The changes in (loss) on capped call transactions in the three and nine months ended September 30, 2023 were due to fair value adjustments for our capped call transactions.
•The increase in other income (loss), net in the three months ended September 30, 2023 was due to a $6.4 million increase in the value of equity securities held in our venture investments portfolio. The increase in other income (loss), net in the nine months ended September 30, 2023, was due to a $7.9 million gain from repurchases of our convertible senior notes and a $10.9 million increase in the value of equity securities held in our venture investments portfolio. For additional information, see “Note 8. Debt” and "Note 10. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report.

Provision for income taxes

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Provision for income taxes	$15,395	$190,239
Effective income tax rate	(26)%	(100)%
The effective income tax rate in the nine months ended September 30, 2023 was primarily driven by the valuation allowance on our deferred tax assets in the U.S. and U.K. and projected taxable income in the U.S., partially offset by available tax credits and losses in the U.S.
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$137,920	$(13,446)
Investing activities	(24,176)	10,104
Financing activities	(85,031)	(43,484)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,621)	(5,513)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,092	$(52,339)

(in thousands)	September 30, 2023	December 31, 2022
Held by U.S. entities	$217,735	$248,389
Held by foreign entities	118,574	48,832
Total cash, cash equivalents, and marketable securities	$336,309	$297,221
We believe that our current cash, cash flow provided by operations, borrowing capacity, and ability to engage in capital market transactions will be sufficient to fund our operations, stock repurchases, and quarterly cash dividends for at least the next 12 months and to meet our known long-term cash requirements. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. We may utilize available funds or seek external financing if we require additional capital resources.
If it becomes necessary or desirable to repatriate foreign funds, we may have to pay federal, state, and local income taxes as well as foreign withholding taxes upon repatriation. However, estimating the taxes we would have to pay is impracticable due to the complexity of income tax laws and regulations.
Operating activities
The change in cash provided by (used in) operating activities in the nine months ended September 30, 2023 was primarily due to growth in client collections, the impact of our cost-efficiency initiatives, and lower legal fees and related costs arising from proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see “Note 9. Restructuring” and "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
Investing activities
The change in cash (used in) provided by investing activities in the nine months ended September 30, 2023 was primarily due to our investments in financial instruments and reduced investment in property and equipment as we optimize our office space.
Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025. In the nine months ended September 30, 2023, we paid $89 million to repurchase $97.7 million in aggregate principal amount of convertible senior notes. As of September 30, 2023, we had $502 million in aggregate principal amount of convertible senior notes outstanding due on March 1, 2025. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. As of September 30, 2023 and December 31, 2022, we had $27.3 million in outstanding letters of credit, which reduced the Company’s available borrowing capacity under the Credit Facility and no outstanding cash borrowings under the Credit Facility. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.

Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Nine Months Ended September 30, 2023
December 31, 2022	$58,075
Authorizations (1)	1,925
September 30, 2023	$60,000
(1) On April 25, 2023, our Board of Directors extended the expiration date of our current share repurchase program from June 30, 2023 to June 30, 2024, and the amount of stock we are authorized to repurchase was increased to $60 million.
Common stock repurchases

	Nine Months Ended September 30,
	2023		2022
(in thousands)	Shares	Amount	Shares	Amount
Stock repurchase program	—	—	279	24,508
Tax withholdings for net settlement of equity awards	39	1,654	253	17,575
	39	$1,654	532	$42,083
In the nine months ended September 30, 2023 and 2022, instead of receiving cash from the equity holders, we withheld shares with a value of $1.0 million and $11.5 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Dividend payments to stockholders	$7,458	$7,368
Contractual obligations
As of September 30, 2023, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2023	2024	2025	2026	2027	2028 and after	Other	Total
Convertible senior notes (1)	$—	$3,767	$504,154	$—	$—	$—	$—	$507,921
Purchase obligations (2)	43,491	134,122	126,065	120,745	134,060	177	—	558,660
Operating lease obligations	4,775	17,976	14,870	10,853	9,808	39,299	—	97,581
Venture investment commitments (3)	500	500	—	—	—	—	—	1,000
Liability for uncertain tax positions (4)	—	—	—	—	—	—	2,017	2,017
	$48,766	$156,365	$645,089	$131,598	$143,868	$39,476	$2,017	$1,167,179
(1) Includes principal and interest.
(2) Represents the fixed amount owed for purchase obligations of software licenses, hosting services, and sales and marketing programs.
(3) Represents the maximum funding under existing venture investment agreements. Our venture investment agreements generally allow us to withhold unpaid funds at our discretion.
(4) We cannot reasonably estimate the timing of this cash outflow due to uncertainties in the timing of the effective settlement of tax positions.
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

A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Nine Months Ended September 30,
	2023	2022
(Decrease) in revenue	(4)%	(4)%
(Decrease) increase in net income	(5)%	2%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Foreign currency (loss)	$(11,351)	$(6,335)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2023. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended September 30, 2023:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs
July 1, 2023 - July 31, 2023	3	$55.81	—	$60,000
August 1, 2023 - August 31, 2023	—	—	—	$60,000
September 1, 2023 - September 30, 2023	4	48.92	—	$60,000
	7	$51.65	—
(1) For additional information, see "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report.
(2) Includes shares withheld to cover the option exercise price and tax withholding obligations for stock compensation awards subject to net settlement provisions.
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Pegasystems Inc.

Dated:	October 25, 2023	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)