Form 10-K
period 2023-12-31
PEGASYSTEMS INC
filed 2024-02-14
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates, based upon the closing price of the Registrant’s common stock on the NASDAQ Global Select Market of $49.30, on June 30, 2023 was approximately $2.1 billion.
There were 83,905,034 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on February 6, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement related to its 2024 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

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
Words such as expects, anticipates, intends, plans, believes, will, could, should, estimates, may, targets, strategies, intends to, projects, forecasts, guidance, likely, and usually or variations of such words and other similar expressions, identify forward-looking statements, which represent our views only as of the date the statement was made and are based on current expectations and assumptions.
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
Investors are cautioned not to place undue reliance on such forward-looking statements, and there are no assurances that the results included in such statements will be achieved. Although subsequent events may cause our view to change, except as required by applicable law, we do not undertake and expressly disclaim any obligation to publicly update or revise these forward-looking statements, whether as the result of new information, future events, or otherwise. The forward-looking statements in this Annual Report represent our views as of February 14, 2024.

ITEM 1. BUSINESS
Our Business
We develop, market, license, host, and support enterprise software that helps organizations build agility into their business so they can adapt to change. Our powerful, low-code platform for workflow automation and artificial intelligence-powered decisioning enables the world’s leading brands and government agencies to hyper-personalize customer experiences, streamline customer service, and automate mission-critical business processes and workflows. With Pega, our clients can leverage our artificial intelligence (“AI”) technology and scalable architecture to accelerate their digital transformation. In addition, our client success teams, world-class partners, and clients leverage our Pega Express™ methodology to design and deploy mission-critical applications quickly and collaboratively.
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
•Manage our expenses appropriately as we grow our organization;
•Develop new products and enhance our existing products; and
•Incorporate acquired technologies into our solutions and the unified Pega Platform™.
Our Products
Pega Infinity

Pega Infinity™

Software built on a Center-out™ Business Architecture

DX API
AI POWERED DECISIONING
WORKFLOW AUTOMATION
CASE MANAGEMENT
LIVE DATA
SITUATIONAL LAYER CAKE™

Industry solutions

Business solutions

1:1 Customer Engagement

Maximize top-line growth with a centralized, real-time AI-powered customer decision hub that delivers next-best-actions at every customer interaction, across all channels.

Pega Customer Decision Hub™

Customer Service

Axe cost and streamline service experiences for customers and employees with a state-of-the-art customer service application and out-of-the-box, industry-specific microjourneys.

Pega Customer Service™

Pega Sales Automation™

Intelligent Automation

Eliminate cost and complexity by driving automation, transparency, and speed, while empowering business and IT with low-code case management and RPA at enterprise scale.

Pega RPA™

Pega Platform™

Pega Express™ Methodology & low-code Pega App Studio™

Future-proof technology

Pega Infinity™, the latest version of our software portfolio, helps build agility into our clients’ organizations so they can work smarter, unify experiences, and adapt to meet changing requirements.

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
1:1 Customer Engagement
Our omnichannel customer engagement applications are designed to maximize the lifetime value of customers and help reduce the costs of serving customers while ensuring a consistent, unified, and personalized customer experience. At the center of our customer engagement applications is the Pega Customer Decision Hub™, our real-time, AI-powered decision engine, which can predict a customer’s behavior and recommend the “next best action” to take across channels in real-time. It is designed to enable enterprises to improve customer acquisition and experience across inbound, outbound, and paid media channels. It incorporates artificial intelligence (“AI”) in the form of predictive and machine-learning analytics and business rules and executes these decisions in real-time to evaluate the context of each customer interaction and dynamically deliver the most relevant action, offer, content, and channel.
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
The key aspects of this architecture are:
Centrally-managed AI-powered decisioning
Pega’s centrally-managed AI-powered decisioning ensures AI and business rules operate across all channels. Applications built on Pega’s low-code Platform leverage predictive and adaptive analytics to deliver personalized customer experiences and maximize business objectives. For example, Pega Customer Decision Hub, a centralized, always-on “customer brain,” unleashes the power of predictive analytics, machine learning, and real-time decisioning across our clients’ data, systems, and touchpoints — orchestrating engagement across customer interaction channels and optimizing processes for better efficiency.

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
Consistent omnichannel experiences
With centrally defined business and process logic, Pega provides dynamic, open APIs to align front-end channels and business logic for consistent customer experiences. By leveraging innovative user interface (UI) technology, Pega-powered processes and decisions can be easily embedded into existing front ends or used as the basis for new employee-facing applications.
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
Our Services and Support
We offer services and support through our Global Client Success, Global Service Assurance and Client Support, and Pega Academy groups. We also use third-party contractors to assist us in providing these services.
•Global Client Success – Global Client Success guides our clients to maximize their investment in our technology and realize the business outcomes they are targeting. Within Global Client Success, our Client Innovation team helps clients transform and prototype their customer journeys through our Pega Catalyst™ offering, our Success team ensures our clients receive the maximum business value from their Pega investments, and our Pega Consulting team provides planning, design, implementation, and assurance services.
•Global Service Assurance and Client Support – Global Service Assurance addresses risks to client success because of technical concerns. By providing technical staff dedicated to client success, we reduce the time to resolve technical issues, eliminate lengthy deliberations of technical resource logistics, and increase clients’ confidence in our technology and client service. Global Client Support provides technical support for our products and services. Support services include cloud service reliability management, online support community management, self-service knowledge, proactive problem prevention through information and knowledge sharing, problem tracking, prioritization, escalation, diagnosis, and resolution.

•Pega Academy – Pega Academy offers enablement content for all Pega product implementations to ensure the success of our Clients and Partners. We have increased our ability to train partners and clients to implement our technology and made it easier for individuals to stay current as it evolves. We offer many mediums, including instructor-led and online training to our employees, clients, and partners so individuals can learn in the way that best suits them. We have also partnered with universities to provide our courseware as part of the student curriculum to expand our ecosystem of enablement content. In addition, we have robust and comprehensive documentation on our documentation portal, so people have the information at their fingertips in the moment of need. Lastly, engagement is an important part of our strategy to create a broad ecosystem passionate about Pega technology to further increase our advocates across our clients and other key stakeholders.
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
Our clients represent many industries, including:
•Financial services – Pega’s software for AI-powered decisioning and workflow automation is used by financial services organizations for Customer Engagement, Onboarding and KYC, Lending, Customer Service, Payment Exceptions, Bank Operations, and Managing Financial Crime. Our platform enables clients to increase loyalty and wallet share, reduce time and effort to close loans and open accounts, address compliance more effectively while simplifying customer experiences, resolve service requests across channels more quickly with less effort, and boost the efficiency of various back-office processes with fewer human touches.
•Government – Pega’s software for AI-powered decisioning and workflow automation is used by government agencies for Enterprise Modernization, Licensing, Investigative Case Management, Grants and Financial Management, Acquisition and Supply Chain Modernization, and Citizen Service. Our platform enables clients to modernize legacy systems and processes to meet the growing demands for improved constituent service, lower costs, reduced fraud, and greater transparency.
•Healthcare – Pega’s software for AI-powered decisioning and workflow automation is used by healthcare organizations for Consumer Engagement, Onboarding and Enrollment, Customer Service, Care Management Services and Claims/Core Admin. Our platform enables clients to improve member and patient outcomes, loyalty, and retention, simplify experiences with reduced time and effort, resolve service requests faster and easier across channels, advance efficient flexible healthcare coordination, and deliver streamlined, modern experiences for members, providers, and employees.
•Communications and media – Pega’s software for AI-powered decisioning and workflow automation is used by communications and media organizations for Customer Engagement, Order Management, Customer Service, Service Assurance, Network Operations, and Shared Services. Our platform enables clients to increase loyalty and wallet share, simplify experiences while accelerating revenues and processes, resolve service requests across channels more quickly with less effort, drive a faster, simpler repair experience, and boost the efficiency of 5G, fiber, and cloud processes.
•Insurance – Pega’s software for AI-powered decisioning and workflow automation is used by insurance companies for Customer Engagement, Sales, Distribution, Underwriting, Policy Holder Service, and Claims. Our platform enables clients to nurture and grow their book of business, increase agent sales effectiveness, power better partner performance and loyalty, automate application intake and processing with intelligence, personalize seamless policy lifecycle experiences, and improve claims handling efficiencies with more modern customer and employee experiences.
•Consumer services – Pega’s software for AI-powered decisioning and workflow automation is used by consumer services organizations for Customer Engagement, Supplier Onboarding, Customer Service, and Enterprise Operations in industries such as transportation, utilities, internet providers, retail, hospitality, and entertainment. Our platform enables clients to enable more personalized real-time next best action, accelerate onboarding with simplified experiences, automate the resolution of customer requests across channels with increased digital self-servicing, and streamline operations to rapidly reduce cost, time, and risks while increasing customer satisfaction.

•Manufacturing and high tech – Pega’s software for AI-powered decisioning and workflow automation is used by manufacturers to streamline their complex global operations and create more value for their customers, dealers, distributors, and suppliers while directly managing the performance, uptime, and impact of their connected products, equipment, and experiences. Our platform enables clients to reduce the complexity of enterprise operations in domains like supply chain, order management, quality management, shared services, customer service, and aftermarket services, including warranty management and captive finance, while minimizing the constraints on digital transformation caused by legacy systems.
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
Competitors vary in size, scope, and breadth of the products and services they offer and include some of the world’s largest companies, including International Business Machines Corporation (“IBM”), Microsoft Corporation, Oracle Corporation, Salesforce.com, SAP SE, and ServiceNow.
We have been most successful in competing for clients whose businesses are characterized by a high degree of change, complexity, and/or regulation.
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
For additional information, see risk factor "The market for our offerings is intensely and increasingly competitive, rapidly changing, and fragmented" in Item 1A of this Annual Report.
Intellectual Property
We rely primarily on a combination of copyright, patent, trademark, and trade secrets laws, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights and our brand. We have obtained patents relating to our system architecture and products in strategic global markets. We enter into confidentiality, intellectual property ownership, and license agreements with our employees, partners, clients, and other third parties. To protect our proprietary rights, we also control access to and ownership of software, services, documentation, and other information. We also purchase or license technology that we incorporate into our products and services.
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
Backlog
As of December 31, 2023, we expected to recognize $1.5 billion in revenue from backlog on existing contracts in future periods. For additional information, see "Remaining Performance Obligations ("Backlog")" in Item 7 of this Annual Report.
Our People
As of January 31, 2024, we had 5,406 employees, of which 1,998 were based in the Americas, 1,224 were based in Europe, 1,873 were based in India, and 311 were based elsewhere in Asia-Pacific.
Our people are critical to our success. We strive to be a place where people build their career in an inclusive, equitable, and diverse culture. We believe cultivating our talent is at the heart of engaging, motivating, and retaining our workforce to support our clients, partners, and business.
We evolve our corporate culture through various initiatives, including global equity, inclusion, and belonging initiatives, employee engagement, pay equity, and employee development.
Diversity, Equity, Inclusion, and Belonging (“DEIB”)
We celebrate, welcome, and foster diverse perspectives at Pega because we believe this will accelerate our ability to deliver innovative products and services to our clients. It is critical for us to create an environment where all individuals are respected, valued, and supported, have access to opportunities, and feel that they belong. Our commitment to DEIB includes inclusion and allyship programs, amongst other investments. We are continuously expanding our sponsorship of formal employee resource groups and are proud to share our support for the following communities: women, veterans, Black, LGBTQIA+, Asian, LatinX, and persons with disabilities.
Employee Engagement, Health, and Well-Being
Our efforts to retain and attract employees include providing competitive reward packages and encouraging active and transparent communication throughout the Company. We regularly seek feedback to better understand and improve our employee experience, and we are committed to fostering an environment where everyone feels connected at Pega.
We share the responsibility to preserve, strengthen, and evolve our culture while continuously reviewing the way we do things to propel us forward together. In addition to our employee engagement survey and continuous feedback tools, we host regular sessions led by the executive leadership team where any employee can ask questions.
We are committed to fostering an environment that supports our employees’ health and overall well-being, with an emphasis on physical, emotional, financial, and personal wellness. PegaUp!, our employee wellness program, includes awareness campaigns, fitness classes, guided meditation, and health and wellness offerings. In 2022, we also implemented global Wellness Days, where we encourage our people to take a break to recharge.
Pay Equity
We compensate our employees for what they do and how they do it, regardless of their gender, race, or other characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider individual factors, such as an employee’s role and experience, location, and performance. We regularly review our compensation practices, in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable against local markets.
Talent Cultivation
Talent Cultivation is at the foundation of our people strategy. It is an ongoing, dynamic process that encourages our employees to focus on performance and development goals, receive continuous feedback, and drive their future path for growth. We invest in our employees’ career growth and progression by providing a wide range of opportunities, including formal and informal development, mentoring, sponsorship, and coaching. Pega Academy helps employees, clients, and partners gain and rapidly advance Pega software skills. A series of leadership and management development programs equip our managers with the skills and knowledge to successfully build a culture of engagement and high performance.
Additionally, we provide educational resources and classes, career training, and education reimbursement programs.
Corporate Information
Pegasystems Inc. was incorporated in Massachusetts in 1983. Our stock is traded on the NASDAQ Global Select Market under the symbol “PEGA.” Our website is at www.pega.com, and our investor relations website is at www.pega.com/about/investors.

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
Risks Related to Our Business and Industry
If we fail to operate our subscription-based business model successfully, our results of operations and/or cash flows could be negatively impacted.
We have substantially completed our transition to a more subscription-based business model, in which clients have the right to access our software in a hosted environment or use downloaded software for a specified subscription period. The shift of our clients’ preference to subscription-based offerings requires a scalable organization and a considerable investment of technical, financial, legal, managerial, and sales resources.
Continued growth of our subscription-based offerings will depend on our ability to continue to:
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
The loss of key personnel could be disruptive to our operations and materially adversely affect our financial performance. We do not carry, nor do we currently intend to obtain, significant key-person life insurance on officers or other employees. Our success will depend on attracting and retaining qualified personnel and rapidly replacing and developing new management, as needed. The number of potential employees who have the extensive knowledge needed to develop, sell, and maintain our offerings is limited, and competition for their services is intense. There can be no guarantee that we will be able to attract and retain such personnel. If we are unable to do so, our business, operating results, and financial condition could be materially adversely affected. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications.
In addition, we believe our corporate culture has been a key contributor to our success. If we fail to maintain and enhance our corporate culture within an environment of hybrid work, our ability to retain and recruit personnel essential to our success may be negatively affected.

The timing of our license and Pega Cloud revenue is difficult to predict, which may cause our operating results to vary considerably.
A change in the size or volume of license and Pega Cloud arrangements, or a change in the mix between perpetual licenses, subscription licenses, and Pega Cloud arrangements, can cause our revenues and cash flows to fluctuate materially between periods. Revenue from subscription service arrangements, which includes Pega Cloud and maintenance, is typically recognized over the contract term, while revenue from license sales is recognized when the license rights become effective, typically upfront. Subscription licenses and services are typically billed and collected over the contract term, while perpetual licenses are generally billed and collected upfront when the license rights become effective.
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
The majority of our revenue is derived from our subscription offerings. Our clients have no obligation to renew their subscriptions, although historically, most have elected to do so. If our retention rate for those clients decreases, our business, operating results, and financial condition could be materially affected.
Investments we are making to continue to grow license and Pega Cloud arrangements may result in decreased profitability or losses and reduced or negative cash flow if we do not continue to increase the value of our license and Pega Cloud arrangements to balance our growth in expenses.
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
We market our products and services to clients based outside of the U.S., representing 43% of our revenue over the last three years. We have established offices in the Americas, Europe, Asia, and Australia. We anticipate hiring personnel to accommodate increased international demand, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely and effective manner, the growth, if any, of our international operations may be restricted, and our business, operating results, and financial condition could be materially adversely affected.
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
Technical developments, client requirements, programming languages, industry standards, and regulatory requirements frequently change in the markets in which we operate. The introduction of third-party solutions embodying new technologies, including generative AI and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. As a result, our success will depend upon our ability to enhance current products, address any product defects or errors, acquire or develop and introduce new products that meet client needs, keep pace with technology and regulatory changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement, and testing. We may not have sufficient resources to make the necessary product development investments. We may experience technical or other difficulties that will delay or prevent the successful development, introduction, or implementation of new or enhanced products. We may also experience technical or other challenges integrating acquired technologies into our existing platform and applications. Inability to introduce or implement new or enhanced products in a timely manner could result in loss of market share if competitors are able to provide solutions to meet client needs before we do, give rise to unanticipated expenses related to further development or modification of acquired technologies, and materially adversely affect our financial performance. We may also fail to anticipate adequately and prepare for the development of new markets and applications for our technology and the commercialization of emerging technologies such as generative AI and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets.
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
Many of our competitors, such as International Business Machines Corporation (“IBM”), Microsoft Corporation, Oracle Corporation, Salesforce.com, SAP SE, and ServiceNow, have far greater resources than we do and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or changes in client requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote, and distribute products and to provide related consulting and training services.
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
For additional information, see "Item 1. Business" of this Annual Report.
Our Chief Executive Officer is our largest stockholder and can exert significant influence over matters submitted to our stockholders, which could materially adversely affect our other stockholders.
As of December 31, 2023, our Chief Executive Officer beneficially owned approximately 47 percent of our outstanding common stock. As a result, he has the ability to exert significant influence over all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. Under Massachusetts law and our governing documents, approval of a merger, share exchange or sale of all or substantially all of our assets requires approval of two-thirds of all shares entitled to vote. As a result, this concentration of ownership may delay or prevent a change in control, impede a merger, consolidation, takeover, or other business combination involving us, discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or result in actions that may be opposed by other stockholders.
If we are unsuccessful in the appeal of the trial court judgment in our litigation with Appian Corp., our operating results and financial condition would be adversely impacted.
We are currently party to litigation with Appian Corp. — see Part I, Item 3 “Legal Proceedings” and "Note 20. Commitments And Contingencies" in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. On September 15, 2022, the circuit court of Fairfax County entered judgment for Appian in the amount of $2,060,479,287 and awarding post-judgment interest. The Company filed a notice of appeal from the judgment the same day with the Court of Appeals of Virginia. On September 29, 2022, the circuit court approved the $25,000,000 letter of credit obtained by the Company to secure the judgment and suspended the judgment during the pendency of the Company’s appeal. On November 15, 2023, the Court of Appeals of Virginia heard oral arguments in the appeal. After the Court issues an opinion, the non-prevailing party or, depending on the ruling of the court, parties may file a petition for rehearing with the Court of Appeals of Virginia and/or file a petition for appeal with the Supreme Court of Virginia. Although it is not possible to predict timing, this appeals process could potentially take years to complete.
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
High-profile security breaches at other companies have increased in recent years. Security industry experts and government officials have warned about the risks of hackers and cyber-attackers targeting information technology products and businesses. Threats to IT security can take a variety of forms. Individual hackers, groups of hackers, and sophisticated organizations, including state-sponsored organizations, or nation-states themselves, may take steps that threaten our clients, suppliers, third-party technology providers, and us.

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
Our security measures, those of our suppliers, third-party technology providers, and our clients may be breached because of third-party actions or those of employees, consultants, clients, or others, including intentional misconduct by computer hackers, system errors, human errors, technical flaws in our products, or otherwise. Because we do not control the configuration of Pega applications by our clients, the transmissions between our clients and our third-party technology providers, the processing of data on the servers at third-party technology providers, or the internal controls maintained by our clients and third-party technology providers that could prevent unauthorized access or provide appropriate data encryption, we cannot fully ensure the complete integrity or security of such transmissions processing or controls. In addition, privacy, security, and data transmission concerns in some parts of the world may inhibit demand for our Pega Cloud offering or lead to requirements to provide our products or services in configurations that may increase the cost of serving such markets. The techniques used to obtain unauthorized access or sabotage systems change frequently and are generally only recognized once launched against a target. While we have invested in protecting our data and systems and clients' data to reduce these risks and actively monitor for risks of data breaches, regulatory non-compliance incidents and cyber security incidents, there can be no assurance that our efforts will prevent breaches. Moreover, like most software companies, we incorporate open-source code into our software products and services, which also creates a potential risk. We deal with security issues regularly and have experienced security incidents from time to time. We have a standing Compliance and Risk Governing Committee composed of senior representatives across the Company that reports to and assists the Audit Committee and the Board as a whole in the oversight of compliance and risk management programs, including cybersecurity measures. In addition, we have a standing Security Steering Group, whose members include our Chief Information Security Officer, Chief Product Officer and Chief Technical Systems Officer, and which is charged with providing strategic direction for the implementation and ongoing operation of our cyber security program. Even with the efforts the Company has undertaken, there is a risk that a security breach will be successful, and such an event will be material. We carry data breach insurance coverage to mitigate the financial impact of a security breach, though this may prove insufficient in the event of a breach.
Our Pega Cloud offering involves hosting client applications on the servers of third-party technology providers. We also rely on third-party systems and technology, including encryption, virtualized infrastructure, and support, and employ a shared security model with our clients and third-party technology providers.
To defend against security threats, we need to continuously engineer products and services with enhanced security and reliability features, improve the deployment of software updates to address security vulnerabilities, apply technologies that mitigate the risk of attacks, and maintain a digital security infrastructure that protects the integrity of our network, products, and services. The cost of these steps could negatively impact our operating results. While we actively work to improve vulnerability scanning, patching, threat intelligence, security event detection, security event alerting and forensics, it is possible that security breaches, whether due to unpatched vulnerabilities or otherwise, occur and may be undetected when they occur. Any such security breach could result in a loss of confidence in the security of our services, damage our reputation, disrupt our business, require us to incur significant costs of investigation, remediation and/or payment of a ransom, lead to legal liability, negatively impact our future sales, and result in a substantial financial loss.
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
Despite quality testing each release, our software frequently contains errors or security flaws, especially when first introduced or when new versions are released. Errors in our software could affect its ability to work with hardware or other software or delay the development or release of new products or new versions of our software. Additionally, detecting and correcting any security flaws, including those introduced by our use of open-source, can be time-consuming and costly. Errors or security flaws in our software could result in the inadvertent disclosure of confidential information or personal data relating to our clients, employees, or third parties. Software errors and security flaws in our products or services could expose us to privacy, product liability, or warranty claims and harm our reputation, which could impact our future sales of products and services. Typically, we enter into license agreements that contain provisions intended to limit the nature and extent of our risk of product liability and warranty claims. A court might interpret these terms in a limited way or hold part or all of them unenforceable. Also, there is a risk that these contract terms might not bind a party other than the direct client. Furthermore, some of our licenses with our clients are governed by non-U.S. law, and there is a risk that foreign law might give us less or different protection. Although we have not experienced any material product liability claims to date, a product liability suit or action claiming a breach of warranty, whether meritorious, could result in substantial costs and a diversion of management’s attention and our resources.
Risks Related to Our Financial Obligations and Indebtedness
We have significant debt which may limit our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.
As of December 31, 2023, we had $502.27 million in aggregate principal indebtedness under our Notes and have outstanding letters of credit under our credit facility, including a $25 million letter of credit obtained to secure the judgment in our litigation with Appian.
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
We rely primarily on a combination of patent, copyright, trademark, and trade secrets laws, as well as intellectual property and confidentiality agreements to protect our proprietary rights. We also try to control access to and distribution of our technologies and other proprietary information. We have obtained patents in strategically important global markets relating to the architecture of our systems. We cannot be certain that such patents will not be challenged, invalidated, or circumvented, or that rights granted thereunder, or the claims contained therein will provide us with competitive advantages. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or to obtain the use of information that we regard as proprietary. Although we generally enter into intellectual property and confidentiality agreements with our employees and strategic partners, despite our efforts our former employees may seek employment with our business partners, clients, vendors, or competitors, and there can be no assurance that the confidential nature of our proprietary information will be maintained. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as they do in the U.S. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.
Other companies or individuals have obtained proprietary rights covering a variety of designs, processes, and systems. Third parties have claimed and may in the future claim that we have infringed or otherwise violated their intellectual property. We are currently party to litigation with Appian Corp. — see Part I, Item 3 “Legal Proceedings”, "Note 20. Commitments And Contingencies" in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report and the preceding risk factor captioned “If we are unsuccessful in the appeal of the trial court judgment in our litigation with Appian Corp., our operating results and financial condition would be adversely impacted.”
Although we attempt to limit the amount and type of our contractual liability for infringement or other violation of the proprietary rights of third parties and assert ownership of work product and intellectual property rights as appropriate, there are often exceptions, and limitations may not be applicable and enforceable in all cases. Even if limitations are found to be applicable and enforceable, our liability to our clients for these types of claims could be material given the size of certain of our transactions. We expect that software product developers, including us, will increasingly be subject to infringement and other intellectual property violation claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. As evidenced by our previously mentioned litigation with Appian Corp., depending on when and how asserted, these claims, with or without merit, are often time-consuming, result in costly litigation and subject us to significant liability for damages. It is also possible that these claims result in treble damages if we are found to have willfully infringed patents or copyrights, cause product shipment and delivery delays, require us to enter into royalty or licensing agreements, or preclude us from making and selling the infringing software, if such proprietary rights are found to be valid. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require substantial time, effort, and cost. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively, which could have a material effect upon our business, operating results, and financial condition.
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

Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Significant judgments are required for the determination of probability and the range of the outcomes in any legal dispute, and the estimates are based only on the information available to us at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position. Intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete or require us to satisfy indemnification commitments to our customers. Any of these could seriously harm our business. We are currently party to litigation with Appian Corp. — see Part I, Item 3 “Legal Proceedings”, "Note 20. Commitments And Contingencies" in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report and the preceding risk factor captioned “If we are unsuccessful in the appeal of the trial court judgment in our litigation with Appian Corp., our operating results and financial condition would be adversely impacted.” While we continue to believe that we have the financial strength to pay these amounts if it ever becomes necessary, it is possible that we may not be able to engage in these activities on desirable terms, which could have a material adverse effect on our business, financial condition, and operating results.
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

Within recent years, there has been an increase in the scope and enforcement of data privacy laws in the jurisdictions in which we do business. The European Parliament adopted the General Data Protection Regulation (“GDPR”), effective May 2018, that extended the scope of European privacy laws to any entity that controls or processes personal data of European Union residents in connection with the offer of goods or services or the monitoring of behavior and imposes new compliance obligations concerning the handling of personal data. The California Consumer Privacy Act (“CCPA”), effective January 2020, requires, among other things, covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA was modified as of January 1, 2023 by the California Privacy Rights Act (“CPRA”) which expands California consumers’ rights with respect to sensitive personal information and which created a new state agency that is vested with authority to implement and enforce the CCPA, CPRA and associated regulations. Following the passage of the CCPA, several other U.S. states passed similar data privacy laws with variations on the CCPA/CPRA and GDPR requirements, most of which laws either went into effect in 2023 or will go into effect in 2024. Additional states are expected to pass their own versions of data privacy laws in 2024. In 2023, Europe finalized the first-ever comprehensive legal framework for governance of the use of artificial intelligence, the European Union Artificial Intelligence Act, with an anticipated effective date in 2026, and is moving forward with finalizing applicable regulations. Compliance with these varying regimes has caused and will cause us to incur additional costs, including as may result from any non-compliance or asserted non-compliance.
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
In addition, our future income taxes could be materially adversely affected by a shift in our jurisdictional income mix, by changes in the valuation of our deferred tax assets and liabilities, because of changes in tax laws, regulations, or accounting principles, as well as by certain discrete items. In the United States, this may include any changes to the currently enacted law regarding mandatory capitalization of research and experimentation expenses, effective for tax years beginning after December 31, 2021.
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
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of countries are also implementing similar local legislation. The Company is continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.

If it becomes necessary or desirable to repatriate our foreign cash balances to the United States, we may be subject to increased taxes, other restrictions, and limitations.
As of December 31, 2023, $159.9 million of our cash and cash equivalents were held in our foreign subsidiaries. If it becomes necessary or desirable to repatriate foreign funds, we may have to pay federal, state, and local income taxes as well as foreign withholding taxes upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested. As a result, domestic and foreign taxes on such earnings have not been provided in our financial statements. It is not practical to estimate the amount of tax we would have to pay upon repatriation due to the complexity of the tax laws and other factors.
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
Global economic uncertainty has produced, and continues to produce, substantial stress, volatility, illiquidity and disruption of global credit and other financial markets. Various factors contribute to the uncertain economic environment, including the level and volatility of interest rates, high inflation, the conflict between Russia and Ukraine and between Israel and Gaza, an actual recession or fears of a recession, trade policies and tariffs, and geopolitical tensions. Economic uncertainty has and could continue to negatively affect the business and purchasing decisions of companies in industries in which our customers operate. As global economic conditions experience stress and negative volatility, or if there is an escalation in regional or global conflicts, the ability and willingness of our customers to make investments in technology may be impacted, which in turn may delay or reduce the purchases of our software and services and also impact the ability and willingness of our customers to pay amounts due to us or otherwise honor their contractual commitments. These clients may also become subject to increasingly restrictive regulatory requirements, which could limit or delay their ability to proceed with technology purchases and may result in longer sales cycles, increased price competition, and reductions in sales of our products and services. At the same time, factors such as inflation may increase our costs of operation. The combination of these factors could negatively impact our business, operating results, and financial condition.
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
We do not currently use foreign currency forward contracts to hedge our exposure to changes in foreign currency exchange rates. We may enter into hedging contracts again in the future if we believe it is appropriate.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We recognize the critical importance of maintaining the safety and security of our systems and data, and have a holistic approach for overseeing and managing cybersecurity and related risks. Our Board of Directors (the “Board”), the Audit Committee of the Board (the “Audit Committee”), and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. A key component of this is our standing Security Steering Group (“SSG”) whose members include, among others, our Chief Information Security Officer (“CISO”), Chief Product Officer, and Chief Technical Systems Officer. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies, standards, processes, and practices will be properly followed in every instance or that they will be effective.

Although we are not aware of having experienced any prior material data breaches, regulatory non-compliance incidents, or cyber security incidents, we may in the future be impacted by such an event, exposing our clients and us to the risk of someone obtaining access to our information, to the information of our clients or their customers, or to our intellectual property, disabling or degrading service, or sabotaging systems or information. Any such security breach could result in a loss of confidence in the security of our services, damage our reputation, disrupt our business, require us to incur significant costs of investigation, remediation, and/or payment of a ransom, lead to legal liability, negatively impact our future sales, and result in a substantial financial loss. For additional information, see "Item 1A. Risk Factors" of this Annual Report.
Risk Management and Strategy
Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization, and certain other applicable industry standards.
Our cybersecurity program focuses on the following key areas:
Collaboration
We have implemented a governance structure and processes to aggregate reported cybersecurity risks on behalf of Pega Cloud, Pega’s software products, and the corporate environment. Our SSG is responsible for providing strategic direction for implementing and maintaining our cyber risk management program.
Risk Assessment
Our cyber risk management program is designed to follow the ISO 31000 and the NIST Special Publication 800-37 frameworks and is in the scope of our ISO 27001 certifications.
At least annually, we conduct cybersecurity risk assessments that consider information from internal stakeholders, known information security vulnerabilities, and information from external sources, such as reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants. The results of the assessments are provided to our SSG and are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform our broader enterprise-level risk assessment. Key findings of these assessments are periodically presented to the Board and the Audit Committee.
Technical Safeguards
We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence, and incident response experience.
Incident Response and Recovery Planning
We have implemented Cyber Incident Response Programs, which are in the scope of our ISO 27001 certifications. We have also implemented Business Continuity Programs, which are in the scope of our ISO 22301 certification. We have established comprehensive incident response and recovery plans and test and evaluate the effectiveness of those plans regularly.
Third-Party Risk Management
We have implemented a Vendor Cybersecurity Risk Management Program (“VCRMP”), which is in the scope of our ISO 27001 certifications. The VCRMP controls are designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. These providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in making these risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities, and investigate security incidents that have impacted our third-party providers, as appropriate.
Education and Awareness
We require all employees to participate in security awareness training, including frequent phishing tests. Currently, our mandatory employee training courses include Security Awareness, Physical Security Awareness, Mobile Device Security, Business Continuity and Phishing, Work From Home, and AI Chatbot. In addition, all of our employee software developers are required to take additional security awareness training, currently including Secure Development. We periodically adjust the list of mandatory and optional courses.
Corporate Security Posture
We periodically conduct independent security assessments to assess its security posture and to inform where cyber security investments should be made. For systems in our corporate environment on which our cloud certifications have an operational dependency, we also maintain ISO/IEC 27001 certifications relating to overall IT processes and controls and ISO 22301 certification relating to business continuity.

Product Security Posture
To facilitate identification of security vulnerabilities in our products, we periodically conduct third party penetration tests and participate in the independent Verified By Veracode program, as detailed on its website (https://www.veracode.com/verified/directory/pegasystemsInc) which is included as an inactive reference and the content of which is not incorporated by reference into this Annual Report. We also generate a monthly software bill of materials that identifies open source included in certain of our product offerings and periodically have an independent security assessment firm evaluate the security risks linked to suppliers we use, including source code repositories, the infrastructure employed for software development, and the mechanisms used for software delivery, such as Amazon Web Services (“AWS”), Google Cloud, and Microsoft Azure. Our Chief Product Officer reviews these findings and provides updates to our SSG.
We regularly release new versions of our products to address identified security vulnerabilities, enabling clients to stay updated with the latest product releases. However, even after we make these updates available, it is possible that clients do not implement these updates or use products on extended support that do not include security updates.
Pega Cloud Security Posture
Pega Cloud undergoes several security assessments a year. Redacted versions of these reports are made available to our clients. Pega Cloud also maintains several security certifications, which are listed at http://pega.com/trust which is included as an inactive reference and the content of which is not incorporated by reference into this Annual Report.
Pega Cloud for Government is rated FedRAMP Moderate and undergoes several security assessments a year as part of the FedRAMP certification process.
Our Chief Technical Systems Officer reviews these assessments and provides updates to our SSG.
Governance
Board Oversight
As part of our corporate governance process, the Board, along with the Audit Committee, oversees our risk management process, which includes cybersecurity and related risks. Our CISO periodically meets with the Board and Audit Committee to inform and update them on our cybersecurity program.
SSG and Key Personnel
We have a standing SSG whose members include, among others, our CISO, Chief Product Officer, and Chief Technical Systems Officer. The SSG is charged with providing strategic direction for the implementation and ongoing operation of our cyber security program. The SSG meets at least quarterly. Our CISO chairs the SSG and decisions and recommendations are based on a consensus of the members.
Our CISO has twenty years of professional experience, with eleven years specifically in information security roles. He has been with Pega for four years and has a Master of Science degree from Northwestern University.
Our Chief Product Officer has been with Pega for thirty-one years, has extensive experience in software development, and has a Bachelor of Science from the Indiana University of Pennsylvania.
Our Chief Technical Systems Officer has been with Pega for six years and has twenty-five years of technology management experience, with thirteen years of leadership roles in cloud services and related information security issues, and served in the U.S. Navy and holds a degree in Business Administration from the College of Technology at the State University of New York – Farmingdale.
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
For additional information, see "Note 10. Leases" in Item 8 of this Annual Report.
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
Holders
As of February 6, 2024, we had 49 stockholders of record.
Dividends
During 2023, 2022, and 2021, we paid a quarterly cash dividend of $0.03 per share of common stock. We expect to pay a quarterly cash dividend of $0.03 per share; however, the Board of Directors may terminate or modify this dividend program without prior notice.
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended December 31, 2023:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs
October 1, 2023 - October 31, 2023	—	$—	—	$60,000
November 1, 2023 - November 30, 2023	3	$52.39	—	$60,000
December 1, 2023 - December 31, 2023	5	$52.73	—	$60,000
Total	8	$52.59
(1) For additional information, see "Stock Repurchase Program" in Item 7 of this Annual Report.
(2) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.

Stock performance graph and cumulative total stockholder return (1)
The following performance graph represents a comparison of the cumulative total stockholder return, assuming the reinvestment of dividends, for a $100 investment on December 31, 2018 in our common stock, the Total Return Index for the NASDAQ Composite, a broad market index, and the Standard & Poor’s (“S&P”) North American Technology Sector - Software Index™ (“S&P NA Tech Software”), a published industry index.

Comparison of 5 Year Cumulative Total Return
300
250
200
150
100
50
2018
2019
2020
2021
2022
2023
Pegasystems Inc.
NASDAQ Composite
S&P NA Tech Software

	December 31,
	2018	2019	2020	2021	2022	2023
Pegasystems Inc.	$100.00	$166.79	$279.35	$234.61	$72.03	$103.03
NASDAQ Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
S&P NA Tech Software	$100.00	$134.59	$204.44	$235.70	$150.80	$240.73
(1) The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NON-GAAP MEASURES
Our non-GAAP financial measures should only be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. We believe that these measures help investors understand our core operating results and prospects, which is consistent with how management measures and forecasts our performance without the effect of often one-time charges and other items outside our normal operations. They are not a substitute for financial measures prepared under U.S. GAAP. A reconciliation of GAAP and non-GAAP measures is located with each non-GAAP measure.
BUSINESS OVERVIEW
We develop, market, license, host, and support enterprise software that helps organizations build agility into their business so they can adapt to change. Our powerful, low-code platform for workflow automation and artificial intelligence-powered decisioning enables the world’s leading brands and government agencies to hyper-personalize customer experiences, streamline customer service, and automate mission-critical business processes and workflows. With Pega, our clients can leverage our artificial intelligence (“AI”) technology and scalable architecture to accelerate their digital transformation. In addition, our client success teams, world-class partners, and clients leverage our Pega Express™ methodology to design and deploy mission-critical applications quickly and collaboratively.

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
In 2023, the Company revised its ACV methodology for maintenance and all contracts less than 12 months as its overall client renewal rate exceeds 90%. The impact of the change was $3 million or 0.3% of Total ACV or less for all quarters in 2022. Previously disclosed ACV amounts have been updated to allow for comparability. This simplification, made possible by improvements to the Company’s financial systems, ensures that ACV for all contract types and lengths is consistently calculated as the total contract value divided by the duration in years. Previously, ACV for maintenance was calculated as the maintenance revenue for the quarter then ended, multiplied by four, and ACV for contracts less than 12 months was equal to the contract’s total value. The Company believes the simplified methodology better represents the current value of its contracts and better aligns its definition with comparable companies.

ACV Growth
11% (11% Constant Currency)
$1,300M
$1,250M
$1,200M
$1,150M
$1,100M
$1,050M
$1,000M
$1,126M
$1,255M
December 31, 2022
December 31, 2023

Reconciliation of ACV and ACV (constant currency)

(in millions, except percentages)	December 31, 2022	December 31, 2023	1-Year Change
ACV	$1,126	$1,255	11%
Impact of changes in foreign exchange rates	—	(11)
ACV (constant currency)	$1,126	$1,244	11%
Note: ACV (constant currency) is calculated by applying the December 31, 2022 foreign exchange rates to all periods shown.

Cash flow
Note: Starting in the third quarter of 2023, the Company calculated free cash flow as cash provided by operating activities less investments in property and equipment. To ensure comparability, previously disclosed amounts have been updated.

	2023		2022
		Margin (2)		Margin (2)
Cash provided by operating activities	$217,785	15%	$22,336	2%
Investment in property and equipment	(16,781)		(35,379)
Free cash flow (1)	$201,004	14%	$(13,043)	(1)%

Supplemental information (3)
Restructuring	$29,401		$—
Legal fees	14,645		41,789
Interest on convertible senior notes	4,134		4,500
Other	601		6,805
Income taxes	11,664		7,645
	$60,445		$60,739
Effect of supplemental information to Rule of 40 achievement (4)		4%		5%
(1) Our non-GAAP free cash flow is defined as cash provided by operating activities less investment in property and equipment. Investment in property and equipment fluctuates in amount and frequency and is significantly affected by the timing and size of investments in our facilities. We provide information on free cash flow to enable investors to assess our ability to generate cash without incurring additional external financings. This information is not a substitute for financial measures prepared under U.S. GAAP. Starting in the third quarter of 2023, the Company calculated free cash flow as cash provided by operating activities less investments in property and equipment. To ensure comparability, previously disclosed amounts have been updated.
(2) Operating and free cash flow margin are calculated by comparing the respective cash flow to total revenue.
(3) The supplemental information discloses items that affect our cash flows and are considered by management not to be representative of our core business operations and ongoing operational performance.
•Restructuring: Restructuring fluctuates in amount and frequency and is significantly affected by the timing and size of our restructuring activities.
•Legal fees: Legal and related fees arising from proceedings outside the ordinary course of business.
•Interest on convertible senior notes: In February 2020, we issued convertible senior notes, due March 1, 2025, in a private placement. The Notes accrue interest at an annual rate of 0.75%, payable semi-annually in arrears on March 1 and September 1.
•Other: Fees related to capital advisory services, canceled in-person sales and marketing events, and incremental costs incurred integrating acquisitions.
•Income taxes: Direct income taxes paid net of refunds received.

(4) Rule of 40: A performance metric calculated by adding the annual contract value (“ACV”) growth rate and the free cash flow margin. We also provide a table of supplemental information of other items that affect our cash flows and Rule of 40 achievement.
Remaining performance obligations (“Backlog”)

Backlog Growth
Current - 10% (9% Constant Currency)
Total - 8% (7% Constant Currency)
$2,000M
$1,500M
$1,000M
$500M
$0M
$1,356M
$720
$636
$1,463M
$796
$667
December 31, 2022
December 31, 2023
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

	December 31, 2022	December 31, 2023	1 Year Growth Rate
Backlog - GAAP	$1,356	$1,463	8%
Impact of changes in foreign exchange rates	—	(16)
Constant currency backlog	$1,356	$1,447	7%
Note: Constant currency Backlog is calculated by applying the Q4 2022 foreign exchange rates to all periods shown.
RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	2023		2022		Change
Pega Cloud	$461,328	32%	$384,271	29%	$77,057	20%
Maintenance	331,856	24%	317,564	24%	14,292	5%
Subscription services	793,184	56%	701,835	53%	91,349	13%
Subscription license	407,625	28%	366,063	28%	41,562	11%
Subscription	1,200,809	84%	1,067,898	81%	132,911	12%
Perpetual license	10,101	1%	19,293	1%	(9,192)	(48)%
Consulting	221,706	15%	230,654	18%	(8,948)	(4)%
	$1,432,616	100%	$1,317,845	100%	$114,771	9%
•The increase in Pega Cloud revenue in 2023 was primarily due to the growth of the hosted client base as our clients continued to expand their use of Pega Cloud.
•The increase in maintenance revenue in 2023 was primarily due to continued demand for our subscription license offerings, which are sold with maintenance committed for the full term of the subscription license
•The increase in subscription license revenue in 2023 was primarily due to high renewal activity, resulting in an increase in license deliveries.
•The decrease in perpetual license revenue in 2023 reflects our strategy of promoting subscription-based arrangements.

•The decrease in consulting revenue in 2023 was primarily due to lower consultant billable hours outside of North America and lower realization rates in North America.
Gross profit

	2023		2022
(Dollars in thousands)		Gross Profit %		Gross Profit %	Change
Pega Cloud	$342,670	74%	$267,523	70%	$75,147	28%
Maintenance	306,264	92%	295,576	93%	10,688	4%
Subscription services	648,934	82%	563,099	80%	85,835	15%
Subscription license	405,019	99%	363,421	99%	41,598	11%
Subscription	1,053,953	88%	926,520	87%	127,433	14%
Perpetual license	10,034	99%	19,118	99%	(9,084)	(48)%
Consulting	(9,854)	(4)%	3,572	2%	(13,426)	*
	$1,054,133	74%	$949,210	72%	$104,923	11%
* not meaningful
The gross profit change in 2023 was primarily due to a shift in the revenue mix. Also contributing to the change was:
•The increase in Pega Cloud gross profit percent in 2023 was primarily due to an increase in cost efficiency, particularly for hosting services, as Pega Cloud continues to grow and scale.
•The decrease in maintenance gross profit percent in 2023 was primarily due to an increase in compensation and benefits as a result of an increase in headcount.
•The decrease in consulting gross profit percent in 2023 was primarily due to lower consultant billable hours outside of North America and lower realization rates in North America.
Operating expenses

	2023		2022		Change
(Dollars in thousands)		% of Revenue		% of Revenue
Selling and marketing	$559,177	39%	$624,789	47%	$(65,612)	(11)%
Research and development	$295,512	21%	$294,349	22%	$1,163	—%
General and administrative	$96,743	7%	$117,734	9%	$(20,991)	(18)%
Restructuring	$21,747	2%	$21,743	2%	$4	—%
* not meaningful
•The decrease in selling and marketing in 2023 was primarily due to a decrease in compensation and benefits of $59.5 million due to reduced headcount as we optimize our go-to-market strategy. For additional information, see "Note 12. Restructuring" in Item 8 of this Annual Report.
•The decrease in general and administrative in 2023 was primarily due to a decrease of $20.7 million in legal fees and related expenses arising from proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 20. Commitments And Contingencies" in Item 8 of this Annual Report.
•The restructuring in 2023 and 2022 was primarily due to our efforts to optimize our go-to-market organization. For additional information, see "Note 12. Restructuring" in Item 8 of this Annual Report.
Other income and expenses

(Dollars in thousands)	2023	2022	Change
Foreign currency transaction (loss) gain	$(5,242)	$4,560	$(9,802)	*
Interest income	9,259	1,643	7,616	464%
Interest expense	(6,876)	(7,792)	916	12%
(Loss) on capped call transactions	(1,348)	(57,382)	56,034	98%
Other income, net	18,693	6,579	12,114	184%
	$14,486	$(52,392)	$66,878	*
* not meaningful
•The change in foreign currency transaction (loss) gain in 2023 was primarily due to the impact of fluctuations in foreign currency exchange rates associated with foreign currency-denominated cash and receivables held by our subsidiary in the United Kingdom.
•The increase in interest income in 2023 was primarily due to an increase in market interest rates.
•The decrease in interest expense in 2023 was due to our repurchases of convertible senior notes. For additional information, see "Note 11. Debt" in Item 8 of this Annual Report.
•The change in (loss) on capped call transactions in 2023 was due to fair value adjustments for our capped call transactions.

•The increase in other income, net in 2023, was due to a $7.9 million gain from repurchases of our convertible senior notes and a $10.9 million increase in the value of equity securities held in our venture investments portfolio. For additional information, see "Note 11. Debt" and "Note 13. Fair Value Measurements" in Item 8 of this Annual Report.
Provision for income taxes

(Dollars in thousands)	2023	2022
Provision for income taxes	$27,632	$183,785
Effective income tax rate	29%	114%
The effective income tax rate in the year ended December 31, 2023 was primarily driven by the valuation allowance on our deferred tax assets in the U.S. and U.K. and the taxable income position in the U.S and the UK., partially offset by available tax credits and losses in those jurisdictions.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of countries are also implementing similar local legislation. The Company is continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.
LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2023	2022
Cash provided by (used in)
Operating activities	$217,785	$22,336
Investing activities	(50,750)	13,075
Financing activities	(81,963)	(46,989)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,701	(3,333)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$87,773	$(14,911)

	December 31,
(in thousands)	2023	2022
Held in U.S. entities	$263,453	$248,389
Held in foreign entities	159,885	48,832
Total cash, cash equivalents, and marketable securities	423,338	297,221
Restricted cash	2,925	—
Total cash, cash equivalents, marketable securities, and restricted cash	$426,263	$297,221
We believe that our current cash, marketable securities, cash flow provided by operations, borrowing capacity, and ability to engage in capital market transactions will be sufficient to fund our operations, stock repurchases, and quarterly cash dividends for at least the next 12 months and to meet our known long-term cash requirements, including our convertible senior notes due March 1, 2025. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. We may utilize available funds or seek external financing if we require additional capital resources.
If it becomes necessary or desirable to repatriate foreign funds, we may have to pay federal, state, and local income taxes as well as foreign withholding taxes upon repatriation. However, estimating the taxes we would have to pay is impracticable due to the complexity of income tax laws and regulations. For additional information, see risk factor "If it becomes necessary or desirable to repatriate our foreign cash balances to the United States, we may be subject to increased taxes, other restrictions, and limitations" in Item 1A of this Annual Report.
Operating activities
The change in cash provided by operating activities in 2023 was primarily due to growth in client collections, the impact of our cost-efficiency initiatives, and lower legal fees and related costs arising from proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 12. Restructuring" and "Note 20. Commitments And Contingencies" in Item 8 of this Annual Report.
Investing activities
The change in cash (used in) provided by investing activities in 2023 was primarily due to our increased investments in financial instruments and reduced investment in property and equipment as we optimize our office space.

Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025. In the year ended December 31, 2023, we paid $89 million to repurchase $97.7 million in aggregate principal amount of convertible senior notes. As of December 31, 2023, we had $502 million in aggregate principal amount of convertible senior notes outstanding due on March 1, 2025. For additional information, see "Note 11. Debt" in Item 8 of this Annual Report.
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. As of December 31, 2023 and December 31, 2022, we had $27.3 million in outstanding letters of credit, reducing available borrowing capacity under the Credit Facility, but no outstanding cash borrowings. For additional information, see "Note 11. Debt" in Item 8 of this Annual Report.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Year Ended December 31, 2023
December 31, 2022	$58,075
Authorizations (1)	1,925
December 31, 2023	$60,000
(1) On April 25, 2023, our Board of Directors extended the expiration date of our current share repurchase program from June 30, 2023 to June 30, 2024, and the amount of stock we are authorized to repurchase was increased to $60 million.
Common stock repurchases

	Year Ended December 31,
	2023		2022
(in thousands)	Shares	Amount	Shares	Amount
Stock repurchase program	—	—	280	24,508
Tax withholdings for net settlement of equity awards	44	1,916	342	20,620
	44	$1,916	622	$45,128
In 2023 and 2022, instead of receiving cash from the equity holders, we withheld shares with a value of $1.2 million and $14.3 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends

(in thousands)	2023	2022
Dividend payments to stockholders	$9,964	$9,834
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.
Contractual obligations
As of December 31, 2023, our contractual obligations were:

	Payments due by period
(in thousands)	2024	2025	2026	2027	2028 and thereafter	Other	Total
Convertible senior notes (1)	$3,767	$504,154	$—	$—	$—	$—	$507,921
Purchase obligations (2)	138,662	134,825	126,637	138,208	990	—	539,322
Operating lease obligations	17,971	15,602	11,164	10,114	39,549	—	94,400
Venture investment commitments (3)	1,000	—	—	—	—	—	1,000
Liability for uncertain tax positions (4)	—	—	—	—	—	859	859
	$161,400	$654,581	$137,801	$148,322	$40,539	$859	$1,143,502
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
A detailed discussion and analysis of the 2022 year-over-year changes can be found in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
We allocate the transaction price to the distinct performance obligations, including options in contracts determined to represent a material right, based on each performance obligation's relative stand-alone selling price. Judgment is required in estimating stand-alone selling prices. We maximize the use of observable inputs by maintaining pricing analyses that consider our pricing policies, historical stand-alone sales when they exist, and historical renewal prices charged to clients. We have concluded that the stand-alone selling prices of certain performance obligations, specifically software licenses and Pega Cloud arrangements, are highly variable. In these instances, we estimate the stand-alone selling prices using the residual approach, which is determined based on the total transaction price minus the stand-alone selling price of other performance obligations promised in the contract. We update our stand-alone selling price analysis periodically, including a re-assessment of whether the residual approach used to determine the stand-alone selling prices for software licenses and Pega Cloud arrangements remains appropriate.
Changes in the assumptions or judgments used in determining the performance obligations in client contracts and stand-alone selling prices could significantly impact the timing and amount of revenue we report in a particular period.
For additional information see "Note 2. Significant Accounting Policies", "Note 4. Receivables, Contract Assets, And Deferred Revenue", and "Note 15. Revenue" in Item 8 of this Annual Report
Goodwill and intangible assets impairment
Our goodwill and intangible assets arise from our previous business acquisitions.
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
We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that such assets' carrying amount may not be recoverable. When evaluating potential impairment of these assets, we specifically consider whether any indicators of impairment are present, including, but not limited to:
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
As of December 31, 2023, we had $81.6 million of goodwill and $7.0 million of intangible assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position. To date, there have been no impairments of goodwill or intangible assets.
For additional information see "Note 2. Significant Accounting Policies" and "Note 7. Goodwill And Other Intangible Assets" in Item 8 of this Annual Report.
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
We recognize deferred tax assets to the extent that we believe they are more likely than not to be realized. In making such a determination, we consider all available objective and verifiable negative and positive evidence, including future reversals of existing taxable temporary differences, projected future taxable income (including the impact of enacted legislation), tax-planning strategies and results of recent operations. The Company determined that the objectively and verifiable negative evidence outweighed the positive evidence, as such maintained a valuation allowance on our U.S. and U.K. deferred tax assets.
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
Although we believe our estimates are reasonable, there is no guarantee that the final tax outcome will not differ from what is reflected in our historical income tax provisions, returns, and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact on our income tax provision and operating results in the period such a determination is made.
For additional information see "Note 2. Significant Accounting Policies" and "Note 18. Income Taxes" in Item 8 of this Annual Report.
Capped call transactions
As of December 31, 2023, we had $502.3 million in aggregate principal outstanding on our convertible senior notes. Additionally, we had Capped Call Transactions that covered 3.7 million shares of our common stock, the number of shares for which the Notes are convertible. These capped call transactions are generally expected to reduce the potential dilution of our common stock upon any conversion of the Notes.
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
The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. The valuation model uses various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield. Management applies judgment when determining expected volatility. We consider the underlying equity security’s historical and implied volatility levels. As of December 31, 2023, a hypothetical 10% increase in our stock price would have increased the fair value of the capped call to $1.6 million, while a hypothetical 10% decrease in our stock price would have decreased the fair value of the capped call to $0.5 million.
For additional information see "Note 2. Significant Accounting Policies", "Note 11. Debt", and "Note 13. Fair Value Measurements" in Item 8 of this Annual Report.

Loss Contingencies
We are subject to various claims, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal conduct of our business. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict, and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is common for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a material loss is reasonably possible or probable, but a reasonable estimate cannot be made, disclosure of the proceeding is provided. Legal fees are recognized as incurred when the legal services are provided.
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	2023	2022	2021
(Decrease) in revenue	(4)%	(3)%	(4)%
(Decrease) increase in net income	(8)%	2%	1%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Foreign currency (loss)	$(11,892)	$(10,164)	$(8,352)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pegasystems Inc.
Cambridge, Massachusetts
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
February 14, 2024
We have served as the Company's auditor since 2000.

PEGASYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$229,902	$145,054
Marketable securities	193,436	152,167
Total cash, cash equivalents, and marketable securities	423,338	297,221
Accounts receivable, net	300,173	255,150
Unbilled receivables, net	237,379	213,719
Other current assets	68,137	80,388
Total current assets	1,029,027	846,478
Long-term unbilled receivables, net	85,402	95,806
Goodwill	81,611	81,399
Other long-term assets	314,696	333,989
Total assets	$1,510,736	$1,357,672
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,290	$18,195
Accrued expenses	39,941	50,355
Accrued compensation and related expenses	126,640	127,728
Deferred revenue	377,845	325,212
Other current liabilities	21,343	17,450
Total current liabilities	577,059	538,940
Long-term convertible senior notes, net	499,368	593,609
Long-term operating lease liabilities	66,901	79,152
Other long-term liabilities	13,570	15,128
Total liabilities	1,156,898	1,226,829
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 83,840 and 82,436 shares issued and outstanding as of December 31, 2023 and 2022, respectively	838	824
Additional paid-in capital	379,584	229,602
(Accumulated deficit)	(8,705)	(76,513)
Accumulated other comprehensive (loss)
Net unrealized gain on available-for-sale securities, net of tax	669	517
Foreign currency translation adjustments	(18,548)	(23,587)
Total stockholders’ equity	353,838	130,843
Total liabilities and stockholders’ equity	$1,510,736	$1,357,672

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue
Subscription services	$793,184	$701,835	$621,223
Subscription license	407,625	366,063	336,248
Consulting	221,706	230,654	222,010
Perpetual license	10,101	19,293	32,172
Total revenue	1,432,616	1,317,845	1,211,653
Cost of revenue
Subscription services	144,250	138,736	120,446
Subscription license	2,606	2,642	2,389
Consulting	231,560	227,082	213,299
Perpetual license	67	175	229
Total cost of revenue	378,483	368,635	336,363
Gross profit	1,054,133	949,210	875,290
Operating expenses
Selling and marketing	559,177	624,789	625,886
Research and development	295,512	294,349	260,630
General and administrative	96,743	117,734	83,506
Restructuring	21,747	21,743	—
Total operating expenses	973,179	1,058,615	970,022
Income (loss) from operations	80,954	(109,405)	(94,732)
Foreign currency transaction (loss) gain	(5,242)	4,560	(6,459)
Interest income	9,259	1,643	704
Interest expense	(6,876)	(7,792)	(7,956)
(Loss) on capped call transactions	(1,348)	(57,382)	(23,633)
Other income, net	18,693	6,579	89
Income (loss) before provision for (benefit from) income taxes	95,440	(161,797)	(131,987)
Provision for (benefit from) income taxes	27,632	183,785	(68,947)
Net income (loss)	$67,808	$(345,582)	$(63,040)
Earnings (loss) per share
Basic	$0.82	$(4.22)	$(0.77)
Diluted	$0.73	$(4.22)	$(0.77)
Weighted-average number of common shares outstanding
Basic	83,162	81,947	81,387
Diluted	84,914	81,947	81,387

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$67,808	$(345,582)	$(63,040)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities	152	(169)	640
Foreign currency translation adjustments	5,039	(15,913)	(4,680)
Total other comprehensive income (loss), net of tax	5,191	(16,082)	(4,040)
Comprehensive income (loss)	$72,999	$(361,664)	$(67,080)

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
January 1, 2021	80,890	$809	$204,432	$339,879	$(2,948)	$542,172
Cumulative-effect adjustment from adoption of ASU 2020-06, net	—	—	(61,604)	9,399	—	(52,205)
Repurchase of common stock	(432)	(5)	(53,605)	—	—	(53,610)
Issuance of common stock for stock compensation plans	1,153	12	(69,937)	—	—	(69,925)
Issuance of common stock under the employee stock purchase plan	101	1	10,553	—	—	10,554
Stock-based compensation	—	—	115,971	—	—	115,971
Cash dividends declared ($0.12 per share)	—	—	—	(9,789)	—	(9,789)
Other comprehensive (loss)	—	—	—	—	(4,040)	(4,040)
Net (loss)	—	—	—	(63,040)	—	(63,040)
December 31, 2021	81,712	$817	$145,810	$276,449	$(6,988)	$416,088
Repurchase of common stock	(280)	(2)	(24,506)	—	—	(24,508)
Issuance of common stock for stock compensation plans	754	7	(20,627)	—	—	(20,620)
Issuance of common stock under the employee stock purchase plan	250	2	9,170	—	—	9,172
Stock-based compensation	—	—	122,229	—	—	122,229
Cash dividends declared ($0.12 per share)	—	—	(2,474)	(7,380)	—	(9,854)
Other comprehensive (loss)	—	—	—	—	(16,082)	(16,082)
Net (loss)	—	—	—	(345,582)	—	(345,582)
December 31, 2022	82,436	$824	$229,602	$(76,513)	$(23,070)	$130,843
Issuance of common stock for stock compensation plans	1,212	12	8,893	—	—	8,905
Issuance of common stock under the employee stock purchase plan	192	2	7,742	—	—	7,744
Stock-based compensation	—	—	143,352	—	—	143,352
Cash dividends declared ($0.12 per share)	—	—	(10,005)	—	—	(10,005)
Other comprehensive income	—	—	—	—	5,191	5,191
Net income	—	—	—	67,808	—	67,808
December 31, 2023	83,840	$838	$379,584	$(8,705)	$(17,879)	$353,838

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$67,808	$(345,582)	$(63,040)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Stock-based compensation	143,352	122,210	115,947
Amortization of deferred commissions	59,461	53,471	41,387
Amortization of intangible assets and depreciation	18,746	18,780	28,593
Lease expense	15,912	15,940	13,277
Foreign currency transaction (loss) gain	5,242	(4,560)	6,459
Loss on capped call transactions	1,348	57,382	23,633
Deferred income taxes	363	168,890	(75,336)
(Gain) on investments	(10,841)	(6,578)	(89)
(Gain) on repurchases of convertible senior notes	(7,855)	—	—
Other non-cash	2,255	6,735	7,819
Change in operating assets and liabilities:
Accounts receivable, unbilled receivables, and contract assets	(57,602)	(51,157)	(11,957)
Other current assets	11,360	(9,133)	17,209
Other current liabilities	(8,777)	529	(18,726)
Deferred revenue	45,123	62,578	41,279
Deferred commissions	(44,529)	(53,857)	(71,451)
Other long-term assets and liabilities	(23,581)	(13,312)	(15,886)
Cash provided by operating activities	217,785	22,336	39,118
Investing activities
Purchases of investments	(287,287)	(41,015)	(79,121)
Proceeds from maturities and called investments	242,593	66,583	105,977
Sales of investments	10,725	23,808	61,096
Payments for acquisitions, net of cash acquired	—	(922)	(4,993)
Investment in property and equipment	(16,781)	(35,379)	(10,456)
Cash (used in) provided by investing activities	(50,750)	13,075	72,503
Financing activities
Repurchases of convertible senior notes	(88,989)	—	—
Dividend payments to stockholders	(9,964)	(9,834)	(9,761)
Proceeds from employee stock purchase plan	7,744	9,172	10,554
Proceeds from stock option exercises	10,821	—	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,916)	(20,620)	(69,925)
Common stock repurchases under stock repurchase program	—	(25,707)	(52,711)
Other	341	—	—
Cash (used in) financing activities	(81,963)	(46,989)	(121,843)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,701	(3,333)	(1,712)
Net increase (decrease) in cash, cash equivalents and restricted cash	87,773	(14,911)	(11,934)
Cash, cash equivalents, and restricted cash, beginning of period	145,054	159,965	171,899
Cash, cash equivalents, and restricted cash, end of period	$232,827	$145,054	$159,965

Supplemental disclosures
Interest paid on convertible notes	$4,134	$4,500	$4,500
Income taxes paid (refunded)	$11,664	$7,645	$(4,552)
Non-cash investing and financing activity:
Investment in property and equipment included in accounts payable and accrued liabilities	$66	$9,914	$2,143
Dividends payable	$2,515	$2,474	$2,454

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
Reclassifications
Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, income (loss) from operations, or net income (loss).
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
During 2023, 2022, and 2021, significant financing components were not material.

Contract modifications
The Company assesses contract modifications to determine:
•if the additional products and services are distinct from the products and services in the original arrangement; and
•if the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services.
A contract modification meeting both criteria is accounted for as a separate contract. If a contract modification does not meet both criteria, it is accounted for either:
•on a prospective basis as a termination of the existing contract and the creation of a new contract; or
•on a cumulative catch-up basis.
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
For additional information see "Note 4. Receivables, Contract Assets, And Deferred Revenue", "Note 11. Debt", and "Note 13. Fair Value Measurements".
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

Significant judgments are required to determine the probability and the range of the outcomes, and the estimates are based only on the information available to the Company at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from the Company’s estimates. Contingencies deemed not probable, or for which losses were not estimable in one period, may become probable or losses may become estimable in later periods, which may have a material impact on the Company’s results of operations and financial position. As additional information becomes available, the Company reassesses the potential liability from pending claims and litigation and may revise its estimates. Regardless of the outcome, legal disputes can have a material effect on the Company because of defense and settlement costs, diversion of management resources and other factors. Legal costs are expensed as incurred.
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
Goodwill
Goodwill represents the residual purchase price paid in a business combination after the fair value of all identified assets and liabilities have been recorded. Goodwill is not amortized. The Company has a single reporting unit. The Company performed a qualitative assessments as of November 30, 2023, 2022, and 2021, respectively, and concluded that there was no impairment since it was not more-likely-than-not that the fair value of its reporting unit was less than its carrying value.
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
Research and development and software development costs
Research and development costs are expensed as incurred. Capitalization of computer software developed for resale begins upon the establishment of technological feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date, as technological feasibility is established within a short time frame from the software’s general availability. As a result, no costs were capitalized in 2023, 2022, or 2021.
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
Accounting for income taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. Future realization of the Company’s deferred tax assets ultimately depends on sufficient taxable income within the available carryback or carryforward periods. Taxable income sources include taxable income in prior carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and projected future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to an amount it believes is more-likely-than-not to be realized. Changes in the valuation allowance impact income tax expense in the period of adjustment. The Company recognizes excess tax benefits when realized, as a reduction of the provision for income taxes.
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
For additional information, see "Note 18. Income Taxes".
Advertising expense
Advertising costs are expensed as incurred. Advertising expenses were $3.5 million, $6.6 million, and $11.8 million during 2023, 2022, and 2021, respectively.
3. MARKETABLE SECURITIES

	December 31, 2023				December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$11,471	$33	$(1)	$11,503	$2,960	$—	$(52)	$2,908
Corporate debt	181,960	200	(227)	181,933	151,906	—	(2,647)	149,259
	$193,431	$233	$(228)	$193,436	$154,866	$—	$(2,699)	$152,167
As of December 31, 2023, marketable securities’ maturities ranged from January 2024 to January 2026, with a weighted-average remaining maturity of 0.7 years.
4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	December 31, 2023	December 31, 2022
Accounts receivable, net	$300,173	$255,150
Unbilled receivables, net	237,379	213,719
Long-term unbilled receivables, net	85,402	95,806
	$622,954	$564,675

Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	December 31, 2023
1 year or less	$237,379	74%
1-2 years	62,585	19%
2-5 years	22,817	7%
	$322,781	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	December 31, 2023
2023	$208,783	65%
2022	56,216	17%
2021	46,473	14%
2020	8,683	3%
2019 and prior	2,626	1%
	$322,781	100%
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	December 31, 2023	December 31, 2022
Contract assets (1)	$16,238	$17,546
Long-term contract assets (2)	20,635	16,470
	$36,873	$34,016
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	December 31, 2023	December 31, 2022
Deferred revenue	$377,845	$325,212
Long-term deferred revenue (1)	2,478	3,552
	$380,323	$328,764
(1) Included in other long-term liabilities.
The change in deferred revenue in 2023 was primarily due to new billings in advance of revenue recognition and $319.5 million of revenue recognized during the period included in deferred revenue as of December 31, 2022.
5. DEFERRED COMMISSIONS

	December 31,
(in thousands)	2023	2022
Deferred commissions (1)	$114,119	$130,195
(1) Included in other long-term assets.

(in thousands)	2023	2022	2021
Amortization of deferred commissions (1)	$59,461	$53,471	$41,387
(1) Included in selling and marketing expenses.

6. PROPERTY AND EQUIPMENT (1)

(in thousands)	December 31,
	2023	2022
Leasehold improvements	$62,787	$35,049
Computer equipment	31,144	27,292
Furniture and fixtures	6,665	5,993
Computer software purchased	10,060	9,724
Computer software developed for internal use	19,470	19,869
Fixed assets in progress	223	37,342
	130,349	135,269
Less: accumulated depreciation	(83,070)	(80,213)
	$47,279	$55,056
(1) Included in other long-term assets.

(in thousands)	2023	2022	2021
Depreciation expense	$14,806	$14,687	$24,606
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

(in thousands)	2023	2022
January 1,	$81,399	$81,923
Currency translation adjustments	212	(524)
December 31,	$81,611	$81,399
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives:

		December 31, 2023
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,117	$(60,035)	$3,082
Technology	2-10 years	68,138	(64,218)	3,920
Other	1-5 years	5,361	(5,361)	—
		$136,616	$(129,614)	$7,002
(1) Included in other long-term assets.

		December 31, 2022
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,076	$(58,623)	$4,453
Technology	2-10 years	68,056	(61,621)	6,435
Other	1-5 years	5,361	(5,361)	—
		$136,493	$(125,605)	$10,888
(1) Included in other long-term assets.
Future estimated intangible assets amortization:

(in thousands)	December 31, 2023
2024	$3,182
2025	2,619
2026	874
2027	327
$7,002
Amortization of intangible assets:

(in thousands)	2023	2022	2021
Cost of revenue	$2,570	$2,723	$2,516
Selling and marketing	1,370	1,370	1,471
	$3,940	$4,093	$3,987

8. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	December 31, 2023	December 31, 2022
Income tax receivables	$4,804	$25,354
Contract assets	16,238	17,546
Other	47,095	37,488
	$68,137	$80,388
Other long-term assets

(in thousands)	December 31, 2023	December 31, 2022
Deferred commissions	$114,119	$130,195
Right of use assets	64,198	76,114
Property and equipment	47,279	55,056
Venture investments	19,450	13,069
Contract assets	20,635	16,470
Intangible assets	7,002	10,888
Capped call transactions	893	2,582
Deferred income taxes	3,678	4,795
Restricted cash	2,925	—
Other	34,517	24,820
	$314,696	$333,989
Other current liabilities

(in thousands)	December 31, 2023	December 31, 2022
Operating lease liabilities	$15,000	$14,976
Dividends payable	2,515	2,474
Other	$3,828	$—
	$21,343	$17,450
Other long-term liabilities

(in thousands)	December 31, 2023	December 31, 2022
Deferred revenue	$2,478	$3,552
Income taxes payable	859	3,207
Other	10,233	8,369
	$13,570	$15,128
9. SEGMENT INFORMATION
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
Long-lived assets related to the Company’s U.S. and international operations were:

(Dollars in thousands)	December 31, 2023		December 31, 2022
U.S.	$44,414	94%	$50,445	92%
International	2,865	6%	4,611	8%
	$47,279	100%	$55,056	100%

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
Expense

(in thousands)	2023	2022	2021
Fixed lease costs (1)	$19,718	$20,186	$(1,694)
Short-term lease costs	2,884	3,356	2,244
Variable lease costs	8,148	3,894	4,480
	$30,750	$27,436	$5,030
(1) The lower fixed lease costs in 2021 was due to the modification of the corporate headquarters lease.
Right of use assets and lease liabilities

(in thousands)	December 31, 2023	December 31, 2022
Right of use assets (1)	$64,198	$76,114
Operating lease liabilities (2)	$15,000	$14,976
Long-term operating lease liabilities	$66,901	$79,152
(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets.
(2) Included in other current liabilities.
The weighted-average remaining lease term and discount rate for the Company’s leases were:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	6.8 years	7.5 years
Weighted-average discount rate (1)	4.0%	4.1%
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
Maturities of lease liabilities:

(in thousands)	December 31, 2023
2024	$17,971
2025	15,602
2026	11,164
2027	10,114
2028	9,372
Thereafter	30,177
Total lease payments	94,400
Less: imputed interest (1)	(12,499)
$81,901
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.

Cash flow information (1)

(in thousands)	2023	2022
Cash paid for operating leases, net of tenant improvement allowances	$20,045	$7,690
Right of use assets recognized for new leases and amendments (non-cash)	$1,460	$4,733
(1) In 2022, the Company received a tenant improvement allowances of $8.8 million as part of the lease of the Company’s new corporate headquarters in Waltham, Massachusetts.
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
In 2023, the Company recognized a gain of $7.9 million in other income, net from repurchases of Notes representing $97.7 million in aggregate principal amount.
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
As of December 31, 2023, the Notes were not eligible for conversion.
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
Carrying value of the Notes:

(in thousands)	December 31, 2023	December 31, 2022
Principal	$502,270	$600,000
Unamortized issuance costs	(2,902)	(6,391)
Convertible senior notes, net	$499,368	$593,609

Interest expense related to the Notes:

(in thousands)	2023	2022
Contractual interest expense (0.75% coupon)	$3,891	$4,500
Amortization of issuance costs	2,603	2,888
	$6,494	$7,388
The average interest rate on the Notes in 2023 and 2022 was 1.2%.
Future payments of principal and contractual interest:

	December 31, 2023
(in thousands)	Principal	Interest	Total
2024	$—	$3,767	$3,767
2025	502,270	1,884	504,154
	$502,270	$5,651	$507,921
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions initially covered approximately 4.4 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s common stock. In 2023, Capped Call Transactions covering approximately 0.7 million shares were settled for proceeds of $0.3 million. As of December 31, 2023, Capped Call Transactions covering approximately 3.7 million shares were outstanding.
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
Change in capped call transactions:

(in thousands)	2023	2022
January 1,	$2,582	$59,964
Settlements	(341)	—
Fair value adjustment	(1,348)	(57,382)
December 31,	$893	$2,582
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
The Company is required to comply with financial covenants, including:
•Through December 31, 2023, Pegasystems Inc. must maintain at least $200 million in cash, investments, and availability under the Credit Facility and the Company must maintain:

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
As of December 31, 2023 and December 31, 2022, the Company had $27.3 million in outstanding letters of credit, reducing available borrowing capacity under the Credit Facility, but no outstanding cash borrowings.

12. RESTRUCTURING
The Company has undertaken the following restructuring activities as it optimizes its go-to-market strategy and reassesses its office space needs:

(in thousands)	Three months ended	Expense
Employee severance and related benefits and office space reduction	December 31, 2022	$21,743
Office space reduction	March 31, 2023	$1,241
Employee severance and related benefits	June 30, 2023	$1,581
Employee severance and related benefits and office space reduction	September 30, 2023	$17,236
Office space reduction	December 31, 2023	$1,497
Restructuring activity:
Accrued employee severance and related benefits:

(in thousands)	2023
January 1,	$18,573
Costs incurred	18,721
Cash disbursements	(29,401)
Currency translation adjustments	202
December 31,	$8,095
Note: Included in accrued compensation and related expenses.
Office Space reductions
In 2023 and 2022, the Company incurred restructuring costs of $3.0 million and $3.2 million due to office space reductions.
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
Assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$54,357	$—	$—	$54,357	$2,526	$—	$—	$2,526
Marketable securities	$—	$193,436	$—	$193,436	$—	$152,167	$—	$152,167
Capped Call Transactions (1)	$—	$893	$—	$893	$—	$2,582	$—	$2,582
Venture investments (1) (2)	$—	$—	$19,450	$19,450	$—	$—	$13,069	$13,069
(1) Included in other long-term assets.
(2) Investments in privately-held companies.

Changes in venture investments:

	Year Ended December 31,
(in thousands)	2023	2022
January 1,	$13,069	$7,648
New investments	400	1,400
Sales of investments	(2,773)	(4,020)
Changes in foreign exchange rates	129	(450)
Changes in fair value:
included in other income, net	10,886	5,989
included in other comprehensive income (loss)	(2,261)	2,502
December 31,	$19,450	$13,069
The carrying value of certain financial instruments, including receivables and accounts payable, approximates fair value due to their short maturities.
Fair value of the Notes
The fair value of the Notes outstanding (including the embedded conversion feature) was $466.5 million as of December 31, 2023 and $521.1 million as of December 31, 2022. In the year ended December 31, 2023 the Company repurchased Notes representing $97.7 million in aggregate principal amount.
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
14. STOCKHOLDERS’ EQUITY
Preferred stock
The Company has 1 million authorized shares of preferred stock, $0.01 par value per share, of which none were issued and outstanding as of December 31, 2023.
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
Common stock
The Company has 200 million authorized shares of common stock, $0.01 par value per share, of which 83.8 million were issued and outstanding as of December 31, 2023.
Dividends declared

	2023	2022	2021
Dividends declared (per share)	$0.12	$0.12	$0.12
Dividend payments to stockholders (in thousands)	$9,964	$9,834	$9,761
The Company paid a quarterly cash dividend of $0.03 per share in 2023, 2022, and 2021. In the future, the Board of Directors may terminate or modify the dividend program without prior notice.

Stock repurchases

(in thousands)	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
January 1,		$58,075		$22,583		$37,726
Authorizations (1)		1,925		60,000		38,467
Repurchases (2)	—	—	(280)	(24,508)	(432)	(53,610)
December 31,		$60,000		$58,075		$22,583
(1) On April 25, 2023, the Company announced that the Board of Directors extended the current stock repurchase program’s expiration date to June 30, 2024 and increased the remaining stock repurchase authority to $60 million.
(2) Purchases under this program have been made on the open market.
15. REVENUE
Geographic revenue

(Dollars in thousands)	2023		2022		2021
U.S.	$785,029	55%	$763,558	57%	$690,133	57%
Other Americas	85,149	6%	102,980	8%	61,339	5%
United Kingdom (“U.K.”)	158,014	11%	115,793	9%	117,580	10%
Europe (excluding U.K.), Middle East, and Africa	242,303	17%	194,563	15%	198,080	16%
Asia-Pacific	162,121	11%	140,951	11%	144,521	12%
	$1,432,616	100%	$1,317,845	100%	$1,211,653	100%
Revenue streams

(in thousands)	2023	2022	2021
Subscription license	$407,625	$366,063	$336,248
Perpetual license	10,101	19,293	32,172
Revenue recognized at a point in time	417,726	385,356	368,420
Pega Cloud	461,328	384,271	300,966
Maintenance	331,856	317,564	320,257
Consulting	221,706	230,654	222,010
Revenue recognized over time	1,014,890	932,489	843,233
	$1,432,616	$1,317,845	$1,211,653

(in thousands)	2023	2022	2021
Pega Cloud	$461,328	$384,271	$300,966
Maintenance	331,856	317,564	320,257
Subscription services	793,184	701,835	621,223
Subscription license	407,625	366,063	336,248
Subscription	1,200,809	1,067,898	957,471
Consulting	221,706	230,654	222,010
Perpetual license	10,101	19,293	32,172
	$1,432,616	$1,317,845	$1,211,653

Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of December 31, 2023:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$245,271	$446,160	$62,070	$2,284	$39,810	$795,595	54%
1-2 years	67,720	279,474	9,138	443	2,020	358,795	25%
2-3 years	37,142	144,453	9,789	—	2,896	194,280	13%
Greater than 3 years	24,421	90,177	100	—	—	114,698	8%
	$374,554	$960,264	$81,097	$2,727	$44,726	$1,463,368	100%
As of December 31, 2022:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Maintenance	Pega Cloud
1 year or less	$242,073	$379,648	$60,668	$5,310	$32,374	$720,073	53%
1-2 years	66,207	246,195	3,803	2,253	6,371	324,829	24%
2-3 years	26,746	143,901	1,707	—	1,647	174,001	13%
Greater than 3 years	15,602	115,944	5,283	—	—	136,829	10%
	$350,628	$885,688	$71,461	$7,563	$40,392	$1,355,732	100%

16. STOCK-BASED COMPENSATION

(in thousands)	2023	2022	2021
Cost of revenue	$28,994	$26,400	$21,822
Selling and marketing	57,675	46,769	54,182
Research and development	31,039	29,266	25,413
General and administrative	25,644	19,775	14,530
	$143,352	$122,210	$115,947
Income tax benefit	$(2,187)	$(1,881)	$(23,410)
The Company periodically grants employees stock options and restricted stock units (“RSUs”) and non-employee Directors common stock and stock options.
In 2021 and 2022, most of the Company’s stock based compensation arrangements vest over five years, with 20% vesting after one year and the remaining 80% vesting quarterly over the remaining four years. Beginning in 2023, most of the Company’s stock based compensation arrangements vest over four years, with 25% vesting after one year and the remaining 75% vesting quarterly over the remaining three years. The Company’s stock options have a term of ten years. In 2023, the Company also granted 0.9 million performance stock options with a total grant date fair value of $18.3 million, which vest over 2 years based on the Company’s achievement of certain financial performance targets.
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

Historically, the Company has granted awards that allow for the settlement of vested stock options and RSUs on a net share basis (“net settled awards”). With net settled awards, the Company withholds shares to cover the exercise price (for stock options) and the minimum statutory tax withholding obligations (for stock options and RSUs) from the shares that would otherwise be issued upon exercise or settlement. In 2023, the Company moved to cashless settlement for most of its awards. Under cashless settlement, shares are automatically sold in the market at exercise (for stock options) or vest (for RSUs) to cover the exercise price (for stock options) and the minimum statutory tax withholding obligations (for stock options and RSUs).
Stock-based compensation plans
2004 Long-Term Incentive Plan (as amended and restated)
In 2004, the Company adopted the 2004 Long-Term Incentive Plan (as amended and restated, the “2004 Plan”) to provide employees, non-employee Directors, and consultants with opportunities to purchase stock through incentive and non-qualified stock options. Subsequent amendments to the plan increased the number of shares authorized for issuance under the plan to 42 million, extended the term of the plan to 2030, and limited annual compensation to any non-employee Director to $0.5 million.
As of December 31, 2023, 17.4 million shares were subject to outstanding options and stock-based awards under the 2004 Plan.
2006 Employee Stock Purchase Plan
In 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 ESPP”) under which employees may purchase common stock, at a price equal to at least 85% of the fair market value of the Company’s common stock on the lesser of the commencement date or completion date for offerings under the plan, or such higher price as the Company’s Board of Directors may establish from time to time. In October 2012, the Company’s Board of Directors amended the 2006 ESPP to continue until no shares remain. In 2023, the number of shares authorized for purchase under the 2006 ESPP was increased to 2 million. For 2023, 2022, and 2021, the Company’s Board of Directors set the purchase price at 85% of the fair market value on the completion date of the offering period.

(in thousands)	2023	2022	2021
Compensation expense from 2006 ESPP	$1,367	$1,614	$1,860
As of December 31, 2023, 1.0 million shares had been issued under the plan.
Shares issued and available for issuance
In 2023, the Company issued 1.4 million shares to its employees and directors under the Company’s stock-based compensation plans.
As of December 31, 2023, there were 6.9 million shares available for issuance for future equity grants under the Company’s stock plans, consisting of 5.9 million shares under the 2004 Plan and 1.0 million shares under the 2006 ESPP.
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
The following table summarizes the Company’s fair value assumptions for stock options:

	2023	2022	2021
Weighted-average grant-date fair value	$20.55	$17.49	$37.74
Assumptions used in the Black-Scholes option-pricing model:
Expected annual volatility (1)	48%	42%	35%
Expected term in years (2)	3.5	3.9	4.4
Risk-free interest rate (3)	4.2%	3.4%	0.6%
Expected annual dividend yield (4)	0.1%	0.1%	0.2%
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

The following table summarizes the combined stock option activity under the Company’s stock option plans for 2023:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding as of January 1, 2023	14,911	$59.67
Granted	1,847	46.97
Exercised	(380)	31.56
Forfeited	(1,289)	55.90
Expired	(350)	81.62
Options outstanding as of December 31, 2023	14,739	$58.60
Vested and expected to vest as of December 31, 2023	12,786	$58.58	7.3	$73,407
Exercisable as of December 31, 2023	6,761	$63.54	6.1	$32,594
(1) The aggregate intrinsic value of stock options as of December 31, 2023 is based on the difference between the closing price of the Company’s stock of $48.86 and the exercise price of the applicable stock options.
The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2023, 2022, and 2021 was $6.2 million, $15.6 million, and $94.3 million, respectively. As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to the unvested portion of stock options of $57.8 million that is expected to be recognized as expense over a weighted-average period of 1.6 years.
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
The weighted-average grant-date fair value for RSUs granted in 2023, 2022, and 2021 was $46.57, $74.50, and $129.03, respectively.
The following table summarizes the combined RSU activity for all grants, including the CICP, under the 2004 Plan for 2023:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested as of January 1, 2023	2,351	$85.52
Granted	1,545	46.57
Vested	(890)	84.74
Forfeited	(390)	71.56
Nonvested as of December 31, 2023	2,616	$64.85	$127,805
Expected to vest as of December 31, 2023	1,968	$62.86	$96,168
The fair value of RSUs vested in 2023, 2022, and 2021 was $42.8 million, $50.3 million, and $122.5 million, respectively. The aggregate intrinsic value of RSUs outstanding and expected to vest as of December 31, 2023 is based on the closing price of the Company’s stock of $48.86 as of December 31, 2023.
As of December 31, 2023, the Company had $48.6 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized as expense over a weighted-average period of 1.7 years.
Common stock
In 2023, the Company granted 0.01 million shares of common stock to Directors with a weighted-average grant-date fair value of $47.25 per share.
17. EMPLOYEE BENEFIT PLANS
The Company sponsors defined contribution plans for qualifying employees, including a 401(k) plan in the United States to which the Company makes discretionary matching contributions.
Employee benefit plan expenses:

(in thousands)	2023	2022	2021
U.S. 401(k) Plan	$8,169	$8,994	$8,879
International plans	21,256	21,141	20,780
	$29,425	$30,135	$29,659

18. INCOME TAXES
The components of income (loss) before provision for (benefit from) income taxes are:

(in thousands)	2023	2022	2021
Domestic	$14,016	$(185,820)	$(125,947)
Foreign	81,424	24,023	(6,040)
	$95,440	$(161,797)	$(131,987)
The components of provision for (benefit from) income taxes are:

(in thousands)	2023	2022	2021
Current:
Federal	$7,827	$3,920	$1,921
State	4,480	775	363
Foreign	14,962	10,200	4,105
Total current provision	27,269	14,895	6,389
Deferred:
Federal	—	149,028	(42,214)
State	—	20,704	(9,413)
Foreign	363	(842)	(23,709)
Total deferred provision (benefit)	363	168,890	(75,336)
	$27,632	$183,785	$(68,947)

A reconciliation of the U.S federal statutory tax rate and the Company’s effective tax rate:

(in thousands)	2023	2022	2021
U.S. federal income taxes at statutory rates	$20,042	$(33,977)	$(27,717)
Valuation allowance	(19,272)	188,258	(469)
State income taxes, net of federal benefit and tax credits	4,117	(2,433)	(7,217)
Permanent differences	435	11,561	541
Federal research and experimentation credits	(3,709)	(5,012)	(6,380)
Tax effects of foreign activities	658	3,770	3,599
GILTI, FDII, and BEAT	14,022	16,390	—
Provision to return adjustments	(3,728)	(6,317)	(2,016)
Non-deductible compensation	6,818	4,769	5,464
Tax Reserves	1,850	5,673	(2,250)
Excess tax detriments / (benefits) related to share-based compensation	4,666	1,563	(20,697)
Impact of change in tax law	1,726	(793)	(11,811)
Other	7	333	6
	$27,632	$183,785	$(68,947)
Deferred income taxes
Significant components of net deferred tax assets and liabilities are:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$84,656	$109,286
Accruals and reserves	41,323	32,467
Interest expense carryforward	—	208
Software revenue	3,186	1,828
Convertible senior notes	2,645	5,794
Depreciation	—	3,698
Tax credit carryforwards	28,456	39,122
Research and development capitalization	58,866	38,425
Other	—	622
Total deferred tax assets	219,132	231,450
Valuation allowances	(196,901)	(212,808)
Total net deferred tax assets	22,231	18,642
Deferred tax liabilities:
Capped call transactions	(223)	(644)
Depreciation	(4,428)	—
Intangibles	(11,979)	(14,280)
Other, net	(2,782)	—
Total deferred tax liabilities	(19,412)	(14,924)
	$2,819	$3,718
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. Future realization of deferred tax assets ultimately depends on sufficient taxable income within the available carryback or carryforward periods. The Company’s deferred tax valuation allowance requires significant judgment and has uncertainties, including assumptions about future taxable income based on historical and projected information. On a quarterly basis, the Company reassesses the need for a valuation allowance on its existing net deferred tax assets by tax-paying jurisdiction, weighing positive and negative evidence to assess its recoverability. In making such a determination, the Company considers all available and objectively verifiable negative and positive evidence, including future reversals of existing taxable temporary differences, projected future taxable income inclusive of the impact of enacted legislation, tax-planning strategies, and results of recent operations. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.
The Company determined that the objectively and verifiable negative evidence outweighed the positive evidence and as such intends to maintain a full valuation allowance on its U.S and U.K deferred tax assets until there is sufficient evidence to support the realization of these deferred tax assets. Accordingly, the Company recorded a valuation allowance of $196.9 million at December 31, 2023.

As of December 31, 2023, the Company’s U.S. net operating losses and credit carryforwards are:

(in thousands)	Federal	State
Net operating losses (1)	$20,624	$8,766
Net operating losses due to acquisitions (1)	$20,624	$2,195
Credit carryforwards (2)	$26,464	$3,435
Credit carryforwards due to acquisitions	$640	$60
(1) Excludes federal and state net operating losses of $16.1 million and $0.8 million, respectively, from prior acquisitions that the Company expects will expire unutilized.
(2) Excludes federal and state tax credits of $0.1 million and $10.7 million, respectively, that the Company expects will expire unutilized.

The Company’s federal carryforward losses and credits expire between 2024 and 2041, except for $1.4 million of state credits, which has an unlimited carryforward period. The Company’s U.K. net operating loss carryforwards were $183.1 million and $217.3 million at December 31, 2023 and 2022, respectively, which have indefinite carryforward periods.

Uncertain tax benefits
A rollforward of the Company’s gross unrecognized tax benefits is:

(in thousands)	2023	2022	2021
Balance as of January 1,	$19,746	$17,584	$23,801
Additions for tax positions related to the current year	4,859	1,706	653
Additions for tax positions of prior years	7,921	728	—
Reductions for tax positions of prior years	(1,871)	(272)	(6,870)
Balance as of December 31,	$30,655	$19,746	$17,584
Due to the valuation allowance on the U.S. and U.K. deferred tax assets, the Company does not expect the unrecognized tax benefits to materially impact the Company’s effective tax rate if recognized.
Tax examinations
The Company files federal and state income tax returns in the U.S. and various foreign jurisdictions. In the ordinary course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service in the U.S. As of December 31, 2023, the Company’s U.S. federal tax returns for the years 2014 through 2019 were under examination by the Internal Revenue Service. In addition, certain foreign jurisdictions are auditing the Company’s income tax returns for periods ranging from 2013 through 2021. The Company does not expect the results of these audits to have a material effect on the Company’s financial condition, results of operations, or cash flows. With few exceptions, the statute of limitations remains open in all jurisdictions for all tax years since 2017.
19. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.

Calculation of earnings (loss) per share:

(in thousands, except per share amounts)	2023	2022	2021
Net income (loss)	$67,808	$(345,582)	$(63,040)
Weighted-average common shares outstanding	83,162	81,947	81,387
Earnings (loss) per share, basic	$0.82	$(4.22)	$(0.77)

Net income (loss)	$67,808	$(345,582)	$(63,040)
Convertible senior notes - interest expense and settlement gains, net of tax	(5,528)	—	—
Numerator for diluted EPS	$62,280	$(345,582)	$(63,040)
Weighted-average effect of dilutive securities:
Convertible senior notes	235	—	—
Stock options	794	—	—
RSUs	723	—	—
Effect of dilutive securities	1,752	—	—
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	84,914	81,947	81,387
Earnings (loss) per share, diluted	$0.73	$(4.22)	$(0.77)

Outstanding anti-dilutive stock options and RSUs (4)	250	3,367	5,862
(1) All dilutive securities are excluded in periods of loss as their inclusion would be anti-dilutive.
(2) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue approximately 3.7 million shares as of December 31, 2023.
(3) The Company’s Capped Call Transactions represent the equivalent of approximately 3.7 million shares of the Company’s common stock (representing the number of shares for which the Notes are convertible) as of December 31, 2023. The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
(4) Outstanding stock options and RSUs that were anti-dilutive under the treasury stock method in the period were excluded from the computation of diluted earnings (loss) per share. These awards may be dilutive in the future.
20. COMMITMENTS AND CONTINGENCIES
Commitments
For additional information, see "Note 10. Leases".
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
The Company had no accrued losses for litigation as of December 31, 2023 and December 31, 2022.

Appian Corp. v. Pegasystems Inc. & Youyong Zou
As previously reported, the Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages of $2,036,860,045 for trade secret misappropriation and $1.00 for violating the Virginia Computer Crimes Act. On September 15, 2022, the circuit court of Fairfax County entered judgment of $2,060,479,287, consisting of the damages previously awarded by the jury plus attorneys’ fees and costs, and stating that the judgment is subject to post-judgment interest at a rate of 6.0% per annum, from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the amount of the award of attorneys’ fees and costs. On September 15, 2022, the Company filed a notice of appeal from the judgment. On September 29, 2022, the circuit court of Fairfax County approved a $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. Appellate briefing in the Court of Appeals of Virginia is completed. A panel of the Court of Appeals of Virginia heard oral arguments on November 15, 2023, and will issue a written opinion in the future. Although it is not possible to predict timing, the entirety of the appeals process could potentially take years to complete. The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of appellate proceedings and/or any potential new trial resulting from the appellate proceedings.
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
In re Pegasystems Inc., Derivative Litigation
On November 21, 2022, a lawsuit was filed against the members of the Company’s board of directors, the Company’s chief operating and financial officer and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin, derivatively on behalf of nominal defendant Pegasystems Inc. v. Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Alan Trefler, Larry Weber, and Kenneth Stillwell, defendants, and Pegasystems Inc., nominal defendant (Case 1:22-cv-11985). The complaint generally alleges the defendants sold shares of the Company while in possession of material nonpublic information relating to (i) the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and (ii) alleged misconduct by Company employees alleged in that litigation. On April 28, 2023, a lawsuit was filed in the United States District Court for the District of Massachusetts by Dag Sagfors, derivatively on behalf of nominal defendant Pegasystems Inc., asserting breach of fiduciary duty and related claims relating to the Virginia Appian litigation against the same defendants as the Larkin lawsuit. On May 17, 2023, the Larkin and Sagfors cases were consolidated and a joint motion to stay the consolidated case is pending before the Court. The Company also has received confidential demand letters raising substantially the same allegations set forth in the foregoing derivative complaints. On April 12, 2023, the Company’s board of directors (other than Mr. Trefler, who recused himself), formed a committee consisting solely of independent directors, to review, analyze, and investigate the matters raised in the demands and to determine in good faith what actions (if any) are reasonably believed to be appropriate under similar circumstances and reasonably believed to be in the best interests of the Company in response to the demand letters. The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the stage of the lawsuit and there being no specified quantum of damages sought in the complaint.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s report on and changes in internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.
Based on this evaluation, management has concluded that (i) our internal control over financial reporting was effective as of December 31, 2023 and (ii) no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in Item 8 “Financial Statements and Supplementary Data”.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
On November 17, 2023, Leon Trefler, our Chief of Clients and Markets, entered into a trading plan that provides for the sale of an aggregate of 9,024 shares of our common stock and the net shares received during the duration of the plan pursuant to Mr. Trefler’s outstanding options to purchase 59,677 shares of our common stock at varying exercise prices. The plan will terminate on December 31, 2024, subject to early termination for certain specified events set forth in the plan.
On November 9, 2023, Rifat Kerim Akgonul, our Chief Product Officer, entered into a trading plan that provides for the sale of 15,000 shares of our common stock. The plan will terminate on February 28, 2025, subject to early termination for certain specified events set forth in the plan.
On November 8, 2023, Kenneth Stillwell, our Chief Financial Officer and Chief Operating Officer, entered into a trading plan that provides for the sale of 18,000 shares of our common stock. The plan will terminate on February 28, 2025, subject to early termination for certain specified events set forth in the plan.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, information required by this item is incorporated herein by reference from the information contained in our proxy statement for our 2024 annual stockholders meeting (the “2024 proxy statement”) under the headings Executive Compensation, Election of Directors, Corporate Governance, Executive Officers, and Delinquent Section 16(a) Reports, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from the information contained in the 2024 proxy statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from the information contained in the 2024 proxy statement under the headings “Executive Compensation”, “Equity Compensation Plan Information”, and “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference from the information contained in the 2024 proxy statement under the headings “Certain Relationships and Related Transactions” and “Determination of Independence” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from the information contained in the 2024 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report:
(1) Financial Statements
The following consolidated financial statements are included in Item 8:
(b) Exhibits

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Location	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	10-Q	3.1	11/4/14
3.2	Amended and Restated Bylaws of Pegasystems Inc	8-K	3.2	6/15/20
4.1	Specimen Certificate Representing the Common Stock	S-1	4.1	6/19/96
4.2	Indenture, dated as of February 24, 2020, between Pegasystems Inc. and U.S. Bank National Association, as trustee	8-K	4.1	2/24/20
4.3	Form of certificate representing the 0.75% Convertible Senior Notes due 2025	8-K	Exhibit A to 4.1	2/24/20
4.4	Description of Common Stock	10-K	4.2	2/12/20
10.1	2004 Long-Term Incentive Plan (as amended and restated)++	DEF 14A	Appendix A to 2023 Proxy Statement	4/28/23
10.2	Restricted Stock Unit Sub-Plan of the Registrant’s 2004 Long-Term Incentive Plan for French Participants++	DEF 14A	Appendix B to 2016 Proxy Statement	4/18/16
10.3	2006 Employee Stock Purchase Plan, as amended on June 20, 2023++	DEF 14A	Appendix B to 2023 Proxy Statement	4/28/23
10.4	Form of Employee Stock Option Agreement, as amended++	10-Q	10.3	5/10/17
10.5	Form of Global Stock Option Agreement++	10-K	10.5	2/17/21
10.6	Form of Restricted Stock Unit Agreement, as amended++	10-Q	10.4	5/10/17
10.7	Form of Global Restricted Stock Unit Agreement++	10-K	10.7	2/17/21
10.8	Form of Non-Employee Director Stock Option Agreement++	10-Q	10.2	10/29/04
10.9	Form of Director Indemnification Agreement++	8-K	99.1	4/11/05
10.10	Offer Letter between the Registrant and Kenneth Stillwell dated June 1, 2016++	8-K	99.1	6/14/16
10.11	Offer Letter between the Registrant and John Higgins executed December 13, 2020++	10-Q	10.3	4/26/23
10.12	Compensation program for non-employee members of the Registrant’s Board of Directors, effective August 5, 2019++	8-K	Item 1.01	8/9/19
10.13	2022 Section 16 Officers/FLT Member Corporate Incentive Compensation Plan++	8-K	99.1	2/7/22
10.14	2023 Section 16 Officers/FLT Member Corporate Incentive Compensation Plan++	8-K	99.1	2/13/23
10.15	Credit Agreement dated as of November 5, 2019 with PNC Bank, National Association	10-Q	10.1	11/7/19
10.16	Amendment to Loan Documents, dated February 18, 2020, between Pegasystems Inc. and PNC Bank, National Association	8-K	10.3	2/24/20
10.17	Amendment 2 to Loan Documents, dated July 22, 2020, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.2	7/28/20

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Location	Filing Date
10.18**	Amendment to Loan Documents, dated as of September 30, 2020, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.3	10/28/20
10.19	Fourth Amendment to Loan Documents, dated as of March 31, 2022, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	3/31/22
10.20	Fifth Amendment to Loan Documents, dated as of July 25, 2022, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	7/27/22
10.21	Sixth Amendment to Loan Documents, dated as of March 31, 2023, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	4/26/23
10.22	Fee Letter, dated as of March 31, 2023, for Senior Credit Facility	10-Q	10.2	4/26/23
10.23	Form of Side Letter to Base Call Option Transaction	10-Q	10.1	10/28/20
10.24	Form of Side Letter to Additional Call Option Transaction	10-Q	10.2	10/28/20
10.25	Form of Confirmation of Base Call Option Transaction	8-K	10.1	2/24/20
10.26	Form of Confirmation of Additional Call Option Transaction	8-K	10.2	2/24/20
10.27	Sublease, dated March 31, 2021 for Office Space at One Main Street, Cambridge, MA	10-Q	10.1	7/28/21
10.28	Lease between Pegasystems Inc. and 275 Wyman LLC**	8-K	10.1	7/9/21
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.				X
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				+
97.1	Pegasystems Inc. Compensation Recovery Policy				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

Pegasystems Inc.
Date:	February 14, 2024	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 14, 2024 by the following persons on behalf of the Registrant and in the capacities indicated.

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