Form 10-Q
period 2024-03-31
PEGASYSTEMS INC
filed 2024-04-24
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 85,031,165 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on April 17, 2024.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$291,905	$229,902
Marketable securities	327,044	193,436
Total cash, cash equivalents, and marketable securities	618,949	423,338
Accounts receivable, net	191,987	300,173
Unbilled receivables, net	170,458	237,379
Other current assets	78,193	68,137
Total current assets	1,059,587	1,029,027
Long-term unbilled receivables, net	72,814	85,402
Goodwill	81,467	81,611
Other long-term assets	297,860	314,696
Total assets	$1,511,728	$1,510,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,353	$11,290
Accrued expenses	80,642	39,941
Accrued compensation and related expenses	55,438	126,640
Deferred revenue	382,765	377,845
Convertible senior notes, net	499,985	—
Other current liabilities	19,096	21,343
Total current liabilities	1,044,279	577,059
Long-term convertible senior notes, net	—	499,368
Long-term operating lease liabilities	63,645	66,901
Other long-term liabilities	13,618	13,570
Total liabilities	1,121,542	1,156,898
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 85,011 and 83,840 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	850	838
Additional paid-in capital	432,217	379,584
(Accumulated deficit)	(20,829)	(8,705)
Accumulated other comprehensive (loss)	(22,052)	(17,879)
Total stockholders’ equity	390,186	353,838
Total liabilities and stockholders’ equity	$1,511,728	$1,510,736

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended March 31,
	2024	2023
Revenue
Subscription services	$211,903	$187,509
Subscription license	63,338	84,527
Consulting	54,047	53,033
Perpetual license	859	403
Total revenue	330,147	325,472
Cost of revenue
Subscription services	35,824	36,864
Subscription license	643	719
Consulting	58,182	60,348
Perpetual license	9	3
Total cost of revenue	94,658	97,934
Gross profit	235,489	227,538
Operating expenses
Selling and marketing	127,695	149,797
Research and development	72,113	75,376
General and administrative	23,527	23,110
Litigation settlement, net of recoveries	32,403	—
Restructuring	163	1,461
Total operating expenses	255,901	249,744
(Loss) from operations	(20,412)	(22,206)
Foreign currency transaction (loss)	(3,262)	(2,675)
Interest income	5,281	1,485
Interest expense	(1,752)	(1,918)
Gain on capped call transactions	3,299	3,206
Other income, net	1,684	6,583
(Loss) before (benefit from) provision for income taxes	(15,162)	(15,525)
(Benefit from) provision for income taxes	(3,038)	5,249
Net (loss)	$(12,124)	$(20,774)
(Loss) per share
Basic	$(0.14)	$(0.25)
Diluted	$(0.14)	$(0.25)
Weighted-average number of common shares outstanding
Basic	84,266	82,604
Diluted	84,266	82,604

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (in thousands)
	Three Months Ended March 31,
	2024	2023
Net (loss)	$(12,124)	$(20,774)
Other comprehensive (loss) income, net of tax
Unrealized (loss) on available-for-sale securities	(746)	(46)
Foreign currency translation adjustments	(3,427)	1,589
Total other comprehensive (loss) income, net of tax	(4,173)	1,543
Comprehensive (loss)	$(16,297)	$(19,231)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
December 31, 2022	82,436	$824	$229,602	$(76,513)	$(23,070)	$130,843
Issuance of common stock for stock compensation plans	452	4	668	—	—	672
Issuance of common stock under the employee stock purchase plan	52	1	2,142	—	—	2,143
Stock-based compensation	—	—	42,557	—	—	42,557
Cash dividends declared ($0.03 per share)	—	—	(2,488)	—	—	(2,488)
Other comprehensive income	—	—	—	—	1,543	1,543
Net (loss)	—	—	—	(20,774)	—	(20,774)
March 31, 2023	82,940	$829	$272,481	$(97,287)	$(21,527)	$154,496

December 31, 2023	83,840	$838	$379,584	$(8,705)	$(17,879)	$353,838
Issuance of common stock for stock compensation plans	1,139	12	18,644	—	—	18,656
Issuance of common stock under the employee stock purchase plan	32	—	1,758	—	—	1,758
Stock-based compensation	—	—	34,781	—	—	34,781
Cash dividends declared ($0.03 per share)	—	—	(2,550)	—	—	(2,550)
Other comprehensive (loss)	—	—	—	—	(4,173)	(4,173)
Net (loss)	—	—	—	(12,124)	—	(12,124)
March 31, 2024	85,011	$850	$432,217	$(20,829)	$(22,052)	$390,186

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Three Months Ended March 31,
	2024	2023
Operating activities
Net (loss)	$(12,124)	$(20,774)
Adjustments to reconcile net (loss) to cash provided by operating activities
Stock-based compensation	34,781	42,557
Amortization of deferred commissions	17,282	14,277
Amortization of intangible assets and depreciation	4,254	4,724
Lease expense	3,472	4,594
Foreign currency transaction (loss)	3,262	2,675
(Gain) on capped call transactions	(3,299)	(3,206)
Deferred income taxes	(646)	(126)
(Gain) on investments	(1,628)	(3,802)
(Gain) on repurchases of convertible senior notes	—	(2,781)
Other non-cash	(1,886)	854
Change in operating assets and liabilities, net	136,678	29,115
Cash provided by operating activities	180,146	68,107
Investing activities
Purchases of investments	(161,438)	(39,401)
Proceeds from maturities and called investments	29,643	36,475
Investment in property and equipment	(604)	(11,487)
Cash (used in) investing activities	(132,399)	(14,413)
Financing activities
Repurchases of convertible senior notes	—	(29,901)
Dividend payments to stockholders	(2,515)	(2,474)
Proceeds from employee stock plans	22,419	3,922
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,005)	(1,107)
Other	—	188
Cash provided by (used in) financing activities	17,899	(29,372)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,803)	782
Net increase in cash, cash equivalents, and restricted cash	62,843	25,104
Cash, cash equivalents, and restricted cash, beginning of period	232,827	145,054
Cash, cash equivalents, and restricted cash, end of period	$295,670	$170,158

Cash and cash equivalents	$291,905	$168,318
Restricted cash included in other current assets	775	—
Restricted cash included in other long-term assets	2,990	1,840
Total cash, cash equivalents, and restricted cash	$295,670	$170,158

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.
In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.
All intercompany transactions and balances were eliminated in consolidation. The operating results for the interim periods presented do not necessarily indicate the expected results for 2024.
NOTE 2. MARKETABLE SECURITIES

	March 31, 2024				December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$15,857	$10	$(15)	$15,852	$11,471	$33	$(1)	$11,503
Corporate debt	311,733	17	(558)	311,192	181,960	200	(227)	181,933
	$327,590	$27	$(573)	$327,044	$193,431	$233	$(228)	$193,436
As of March 31, 2024, marketable securities’ maturities ranged from April 2024 to January 2026, with a weighted-average remaining maturity of 0.5 years.
NOTE 3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable, net	$191,987	$300,173
Unbilled receivables, net	170,458	237,379
Long-term unbilled receivables, net	72,814	85,402
	$435,259	$622,954
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	March 31, 2024
1 year or less	$170,458	70%
1-2 years	54,111	22%
2-5 years	18,703	8%
	$243,272	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	March 31, 2024
2024	$19,018	8%
2023	144,525	59%
2022	38,025	16%
2021	35,988	15%
2020 and prior	5,716	2%
	$243,272	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Major clients
Clients that represented 10% or more of the Company’s total accounts receivable and unbilled receivables:

	March 31, 2024	December 31, 2023
Client A
Accounts receivable	10%	*
Unbilled receivables	12%	*
Total receivables	11%	*
* Client accounted for less than 10% of receivables.
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	March 31, 2024	December 31, 2023
Contract assets (1)	$10,853	$16,238
Long-term contract assets (2)	20,909	20,635
	$31,762	$36,873
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings and payments received in advance of revenue recognition.

(in thousands)	March 31, 2024	December 31, 2023
Deferred revenue	$382,765	$377,845
Long-term deferred revenue (1)	1,784	2,478
	$384,549	$380,323
(1) Included in other long-term liabilities.
The increase in deferred revenue in the three months ended March 31, 2024, was primarily due to new billings in advance of revenue recognized. In the three months ended March 31, 2024, $168.3 million in revenue was recognized from deferred revenue as of December 31, 2023.
NOTE 4. DEFERRED COMMISSIONS

(in thousands)	March 31, 2024	December 31, 2023
Deferred commissions (1)	$102,855	$114,119
(1) Included in other long-term assets.

	Three Months Ended March 31,
(in thousands)	2024	2023
Amortization of deferred commissions (1)	$17,282	$14,277
(1) Included in selling and marketing.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Three Months Ended March 31,
(in thousands)	2024	2023
January 1,	$81,611	$81,399
Currency translation adjustments	(144)	35
March 31,	$81,467	$81,434
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		March 31, 2024
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,111	$(60,371)	$2,740
Technology	2-10 years	68,105	(64,820)	3,285
Other	1-5 years	5,361	(5,361)	—
		$136,577	$(130,552)	$6,025
(1) Included in other long-term assets.

		December 31, 2023
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,117	$(60,035)	$3,082
Technology	2-10 years	68,138	(64,218)	3,920
Other	1-5 years	5,361	(5,361)	—
		$136,616	$(129,614)	$7,002
(1) Included in other long-term assets.
Future estimated amortization of intangible assets:

(in thousands)	March 31, 2024
Remainder of 2024	$2,208
2025	2,616
2026	874
2027	327
$6,025
Amortization of intangible assets:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$621	$706
Selling and marketing	343	343
	$964	$1,049

NOTE 6. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	March 31, 2024	December 31, 2023
Income tax receivables	$9,058	$4,804
Contract assets	10,853	16,238
Insurance receivable	8,305	1,954
Capped call transactions	4,192	—
Restricted cash	775	—
Other	45,010	45,141
	$78,193	$68,137

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term assets

(in thousands)	March 31, 2024	December 31, 2023
Deferred commissions	$102,855	$114,119
Right of use assets	61,512	64,198
Property and equipment	44,856	47,279
Venture investments	20,946	19,450
Contract assets	20,909	20,635
Intangible assets	6,025	7,002
Capped call transactions	—	893
Deferred income taxes	3,666	3,678
Restricted cash	2,990	2,925
Other	34,101	34,517
	$297,860	$314,696
Accrued expenses

(in thousands)	March 31, 2024	December 31, 2023
Litigation settlements	$35,000	$—
Cloud hosting	12,736	1,358
Outside professional services	13,352	10,419
Marketing and sales program	3,888	2,557
Income and other taxes	6,676	15,428
Employee related	4,466	4,486
Other	4,524	5,693
	$80,642	$39,941
Other current liabilities

(in thousands)	March 31, 2024	December 31, 2023
Operating lease liabilities	$14,184	$15,000
Dividends payable	2,550	2,515
Other	2,362	3,828
	$19,096	$21,343
Other long-term liabilities

(in thousands)	March 31, 2024	December 31, 2023
Deferred revenue	$1,784	$2,478
Income taxes payable	2,175	859
Other	9,659	10,233
	$13,618	$13,570
NOTE 7. LEASES
Expense

	Three Months Ended March 31,
(in thousands)	2024	2023
Fixed lease costs	$4,262	$5,766
Short-term lease costs	543	781
Variable lease costs	1,609	1,975
	$6,414	$8,522

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Right of use assets and lease liabilities

(in thousands)	March 31, 2024	December 31, 2023
Right of use assets (1)	$61,512	$64,198
Operating lease liabilities (2)	$14,184	$15,000
Long-term operating lease liabilities	$63,645	$66,901

(1) Included in other long-term assets.
(2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term	6.7 years	6.8 years
Weighted-average discount rate (1)	4.0%	4.0%
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
Maturities of lease liabilities:

(in thousands)	March 31, 2024
Remainder of 2024	$12,700
2025	16,024
2026	11,246
2027	10,066
2028	9,334
2029	8,500
Thereafter	21,647
Total lease payments	89,517
Less: imputed interest (1)	(11,688)
$77,829
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for operating leases, net of tenant improvement allowances	$5,069	$5,038
Right of use assets recognized for new leases and amendments (non-cash)	$1,095	$721
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
As of March 31, 2024, the Notes were not eligible for conversion.
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
Carrying value of the Notes:

(in thousands)	March 31, 2024	December 31, 2023
Principal	$502,270	$502,270
Unamortized issuance costs	(2,285)	(2,902)
Convertible senior notes, net	$499,985	$499,368

Interest expense related to the Notes:

	Three Months Ended March 31,
(in thousands)	2024	2023
Contractual interest expense (0.75% coupon)	$942	$1,125
Amortization of issuance costs	617	728
	$1,559	$1,853
The average interest rate on the Notes in the three months ended March 31, 2024 and 2023 was 1.2%.
Future payments:

	March 31, 2024
(in thousands)	Principal	Interest	Total
Remainder of 2024	$—	$1,883	$1,883
2025	502,270	1,884	504,154
	$502,270	$3,767	$506,037
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions initially covered approximately 4.4 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s common stock. In 2023, Capped Call Transactions covering approximately 0.7 million shares were settled for proceeds of $0.3 million. As of March 31, 2024, Capped Call Transactions covering approximately 3.7 million shares were outstanding.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Capped Call Transactions are accounted for as derivative instruments and do not qualify for the Company’s own equity scope exception in ASC 815 since, in some cases of early settlement, the settlement value calculated following the governing documents may not represent a fair value measurement. The Capped Call Transactions are remeasured to fair value each reporting period, resulting in a non-operating gain or loss.
Change in capped call transactions:

	Three Months Ended March 31,
(in thousands)	2024	2023
January 1,	$893	$2,582
Settlements	—	(188)
Fair value adjustment	3,299	3,206
March 31,	$4,192	$5,600
Credit facility
In November 2019, and as since amended, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. The Company may use borrowings for general corporate purposes and to finance working capital needs. Subject to specific conditions and the agreement of the financial institutions lending the additional amount, the aggregate commitment may be increased to $200 million. The commitments expire on November 4, 2024, and any outstanding loans will be payable on such date. On April 23, 2024, the Credit Facility was amended to extend the expiration date to February 4, 2025.The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. Beginning with the fiscal quarter ended March 31, 2024, the Company must maintain a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.
As of March 31, 2024 and December 31, 2023, the Company had $27.3 million in outstanding letters of credit, reducing available borrowing capacity under the Credit Facility, but no outstanding cash borrowings.
NOTE 9. RESTRUCTURING
The Company has undertaken the following restructuring activities as it optimizes its go-to-market strategy and reassesses its office space needs:

(in thousands)	Three months ended	Expense
Office space reduction	March 31, 2023	$1,241
Employee severance and related benefits	June 30, 2023	$1,581
Employee severance and related benefits and office space reduction	September 30, 2023	$17,236
Office space reduction	December 31, 2023	$1,497
Accrued employee severance and related benefits:
Change for all restructuring actions:

	Three Months Ended March 31,
(in thousands)	2024	2023
January 1,	$8,095	$18,573
Costs incurred	384	220
Cash disbursements	(3,347)	(14,458)
Currency translation adjustments	(131)	181
March 31,	$5,001	$4,516
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
Assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$93,135	$—	$—	$93,135	$54,357	$—	$—	$54,357
Marketable securities	$—	$327,044	$—	$327,044	$—	$193,436	$—	$193,436
Capped Call Transactions (1)	$—	$4,192	$—	$4,192	$—	$893	$—	$893
Venture investments (1) (2)	$—	$—	$20,946	$20,946	$—	$—	$19,450	$19,450
(1) Included in other long-term assets.
(2) Investments in privately-held companies.
Changes in venture investments:

	Three Months Ended March 31,
(in thousands)	2024	2023
January 1,	$19,450	$13,069
New investments	250	400
Changes in foreign exchange rates	(20)	58
Changes in fair value:
included in other income, net	1,628	3,802
included in other comprehensive (loss)	(362)	(1,064)
March 31,	$20,946	$16,265
The carrying value of certain financial instruments, including receivables and accounts payable, approximates fair value due to their short maturities.
Fair value of the Convertible Senior Notes
The fair value of the Notes outstanding (including the embedded conversion feature) was $481.7 million as of March 31, 2024, and $466.5 million as of December 31, 2023.
The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.
NOTE 11. REVENUE
Geographic revenue

	Three Months Ended March 31,
(Dollars in thousands)	2024		2023
U.S.	$180,983	54%	$184,519	56%
Other Americas	21,786	7%	15,011	5%
United Kingdom (“U.K.”)	32,117	10%	42,237	13%
Europe (excluding U.K.), Middle East, and Africa	61,847	19%	51,318	16%
Asia-Pacific	33,414	10%	32,387	10%
	$330,147	100%	$325,472	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue streams

	Three Months Ended March 31,
(in thousands)	2024	2023
Subscription license	$63,338	$84,527
Perpetual license	859	403
Revenue recognized at a point in time	64,197	84,930
Maintenance	81,001	79,630
Pega Cloud	130,902	107,879
Consulting	54,047	53,033
Revenue recognized over time	265,950	240,542
Total revenue	$330,147	$325,472

	Three Months Ended March 31,
(in thousands)	2024	2023
Pega Cloud	$130,902	$107,879
Maintenance	81,001	79,630
Subscription services	211,903	187,509
Subscription license	63,338	84,527
Subscription	275,241	272,036
Consulting	54,047	53,033
Perpetual license	859	403
	$330,147	$325,472
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of March 31, 2024:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$461,928	$225,598	$33,985	$2,727	$34,716	$758,954	53%
1-2 years	292,787	65,605	10,008	—	1,604	370,004	26%
2-3 years	149,797	32,307	2,903	—	2,428	187,435	13%
Greater than 3 years	86,601	21,650	98	—	—	108,349	8%
	$991,113	$345,160	$46,994	$2,727	$38,748	$1,424,742	100%
As of March 31, 2023:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$389,632	$235,315	$35,346	$5,262	$41,203	$706,758	54%
1-2 years	239,228	66,272	3,215	2,252	6,653	317,620	24%
2-3 years	131,085	29,295	6,777	—	2,292	169,449	13%
Greater than 3 years	106,778	7,479	—	—	—	114,257	9%
	$866,723	$338,361	$45,338	$7,514	$50,148	$1,308,084	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. STOCK-BASED COMPENSATION
Expense

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$6,572	$8,912
Selling and marketing	13,888	17,661
Research and development	7,646	9,060
General and administrative	6,675	6,924
	$34,781	$42,557
Income tax benefit	$(311)	$(672)
As of March 31, 2024, the Company had $184.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years.
Grants

	Three Months Ended March 31, 2024
(in thousands)	Quantity	Total Fair Value
Restricted stock units (1)	1,239	$76,466
Non-qualified stock options	1,718	$44,377
Performance stock options (2)	566	$13,921
(1) Includes units issued when employees elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash.
(2) Performance stock options allow the holder to purchase a specified number of common stock shares at an exercise price equal to or greater than the shares' fair market value at the grant date. For the performance stock options granted in three months ended March 31, 2024, 25% can vest on the first anniversary of the grant date, and 75% can vest on the second anniversary of the grant date, based on the achievement of specific performance conditions. The options expire ten years from the grant date.
NOTE 13. INCOME TAXES
Effective income tax rate

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
(Benefit from) provision for income taxes	$(3,038)	$5,249
Effective income tax rate	20%	(34)%
The Company’s effective income tax rate in the three months ended March 31, 2024, was primarily driven by the valuation allowance on the Company’s deferred tax assets in the U.S. and U.K., and forecasted taxable income, offset by an income tax benefit for discrete items in the three months ended March 31, 2024.
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
The Company intends to maintain a valuation allowance on its U.S. and U.K. net deferred tax assets until sufficient evidence exists to support their realization.
NOTE 14. (LOSS) PER SHARE
Basic (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Calculation of (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net (loss)	$(12,124)	$(20,774)
Weighted-average common shares outstanding	84,266	82,604
(Loss) per share, basic	$(0.14)	$(0.25)

Net (loss)	$(12,124)	$(20,774)
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	84,266	82,604
(Loss) per share, diluted	$(0.14)	$(0.25)

Outstanding anti-dilutive stock options and RSUs (4)	3,171	1,348
(1) All dilutive securities are excluded in periods of loss as their inclusion would be anti-dilutive.
(2) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue approximately 3.7 million shares as of March 31, 2024.
(3) The Company’s Capped Call Transactions represent the equivalent of approximately 3.7 million shares of the Company’s common stock (representing the number of shares for which the Notes are convertible) as of March 31, 2024. The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
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
In the three months ended March 31, 2024 the Company recorded a $32.4 million litigation settlement net of insurance recoveries, which is comprised of an agreed in principle $35 million litigation settlement reduced by $2.6 million of expected insurance coverage recovery. The Company had no accrued loss for litigation as of December 31, 2023.
Appian Corp. v. Pegasystems Inc. & Youyong Zou
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
On March 4, 2024, the parties agreed in principle to a proposed settlement of the litigation for an aggregate sum of $35 million. On April 23, 2024, the parties executed a stipulation of settlement. On April 23, 2024, the plaintiffs filed a motion seeking preliminary approval of the settlement. The parties are awaiting a ruling by the court on that motion and thereafter final approval of the settlement, which will not be heard until after a notice period to the proposed class of shareholders during which they have the opportunity to object to the proposed settlement. Although the outcome of the litigation is not certain until final disposition, the Company has recorded a $35 million accrued loss as of March 31, 2024, for the proposed settlement, the substantial majority of which the Company anticipates will be paid for directly by the Company and not reimbursed by insurance. However, it is possible that actual future losses related to the litigation could exceed the accrual amount if and to the extent that the court does not approve the proposed settlement.
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
Words such as expects, anticipates, intends, plans, believes, will, could, should, estimates, may, targets, strategies, intends to, projects, forecasts, guidance, likely, and usually or variations of such words and other similar expressions identify forward-looking statements. These statements represent our views only as of the date the statement was made and are based on current expectations and assumptions.
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
•our client retention rate; and
•management of our growth.
These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II of this Quarterly Report on Form 10-Q, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”).
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
The forward-looking statements in this Quarterly Report represent our views as of April 24, 2024.
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
Our target clients are Global 2000 organizations and government agencies that require solutions to distinguish themselves in the markets they serve. Our solutions achieve and facilitate differentiation by increasing business agility, driving growth, improving productivity, attracting and retaining customers, and reducing risk. Along with our partners, we deliver solutions tailored to our clients’ specific industry.

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

ACV Growth
9% (9% Constant Currency)
$1,300M
$1,250M
$1,200M
$1,150M
$1,100M
$1,050M
$1,000M
$1,174M
$1,273M
March 31, 2023
March 31, 2024

Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	March 31, 2023	March 31, 2024	1-Year Change
ACV	$1,174	$1,273	9%
Impact of changes in foreign exchange rates	—	4
Constant currency ACV	$1,174	$1,277	9%
Note: Constant currency ACV is calculated by applying the March 31, 2023 foreign exchange rates to all periods shown.

Cash flow (1)

(Dollars in thousands)	Three Months Ended March 31,
	2024	2023

Cash provided by operating activities	$180,146	$68,107
Investment in property and equipment	(604)	(11,487)
Free cash flow (1)	$179,542	$56,620

Supplemental information (2)
Restructuring	$3,347	$14,458
Legal fees	2,739	1,515
Interest on convertible senior notes	1,884	2,250
Income taxes	8,163	2,825
	$16,133	$21,048
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
(2) The supplemental information discloses items that affect our cash flows and are considered by management not to be representative of our core business operations and ongoing operational performance.
▪Restructuring: Restructuring fluctuates in amount and frequency and is significantly affected by the timing and size of our restructuring activities.
▪Legal fees: Legal and related fees arising from proceedings outside the ordinary course of business.
▪Interest on convertible senior notes: In February 2020, we issued convertible senior notes, due March 1, 2025, in a private placement. The Notes accrue interest at an annual rate of 0.75%, payable semi-annually in arrears on March 1 and September 1.
▪Income taxes: Direct income taxes paid net of refunds received.

Remaining performance obligations (“Backlog”)

Backlog Growth
Current - 7% (8% Constant Currency)
Total - 9% (9% Constant currency)
$1,500M
$1,000M
$500M
$0M
$1,308M
$707
$601
$1,425M
$759
$666
Q1 2023
Q1 2024
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	March 31, 2023	March 31, 2024	1-Year Growth Rate
Backlog - GAAP	$1,308	$1,425	9%
Impact of changes in foreign exchange rates	—	4
Constant currency backlog	$1,308	$1,429	9%
Note: Constant currency Backlog is calculated by applying the Q1 2023 foreign exchange rates to all periods shown.
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
For more information about our critical accounting policies, we encourage you to read the discussion in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2023:
•“Critical Accounting Estimates and Significant Judgments” in Item 7; and
•“Note 2. Significant Accounting Policies” in Item 8.
There have been no other significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended March 31,				Change
	2024		2023
Pega Cloud	$130,902	40%	$107,879	33%	$23,023	21%
Maintenance	81,001	24%	79,630	25%	1,371	2%
Subscription services	211,903	64%	187,509	58%	24,394	13%
Subscription license	63,338	19%	84,527	26%	(21,189)	(25)%
Subscription	275,241	83%	272,036	84%	3,205	1%
Consulting	54,047	17%	53,033	16%	1,014	2%
Perpetual license	859	—%	403	—%	456	113%
	$330,147	100%	$325,472	100%	$4,675	1%
•The increase in Pega Cloud revenue for the three months ended March 31, 2024 was primarily due to the growth of the hosted client base as our clients continued to expand their use of Pega Cloud.
•The increase in maintenance revenue in the three months ended March 31, 2024 was primarily due to continued demand for our subscription license offerings, which are generally bundled with maintenance.
•The decrease in subscription license revenue in the three months ended March 31, 2024 was primarily due to a large multi-year contract recognized in revenue in the three months ended March 31, 2023.
•The increase in consulting revenue in the three months ended March 31, 2024 was primarily due to an increase in consultant realization rates in the Americas.
Gross profit

(Dollars in thousands)	Three Months Ended March 31,				Change
	2024		2023
Pega Cloud	$101,305	77%	$77,629	72%	$23,676	30%
Maintenance	74,774	92%	73,016	92%	1,758	2%
Subscription services	176,079	83%	150,645	80%	25,434	17%
Subscription license	62,695	99%	83,808	99%	(21,113)	(25)%
Subscription	238,774	87%	234,453	86%	4,321	2%
Consulting	(4,135)	(8)%	(7,315)	(14)%	3,180	43%
Perpetual license	850	99%	400	99%	450	113%
	$235,489	71%	$227,538	70%	$7,951	3%
* not meaningful
•The increase in Pega Cloud gross profit percent in the three months ended March 31, 2024 was primarily due to increased cost efficiency, particularly for hosting services and employee compensation and benefits, as Pega Cloud continues to grow and scale.
•The increase in consulting gross profit percent in the three months ended March 31, 2024 was primarily due to an increase in consultant realization rates in the Americas.

Operating expenses

(Dollars in thousands)	Three Months Ended March 31,		Change
	2024	2023
Selling and marketing	$127,695	$149,797	$(22,102)	(15)%
% of Revenue	39%	46%
Research and development	$72,113	$75,376	$(3,263)	(4)%
% of Revenue	22%	23%
General and administrative	$23,527	$23,110	$417	2%
% of Revenue	7%	7%
Litigation settlement, net of recoveries	$32,403	$—	$32,403	100%
% of Revenue	10%	—%
Restructuring	$163	$1,461	$(1,298)	(89)%
% of Revenue	—%	—%
•The decrease in selling and marketing during the three months ended March 31, 2024 was primarily due to a decrease in compensation and benefits of $17.5 million from reduced headcount as we optimized our go-to-market strategy. For additional information, see "Note 9. Restructuring" in Part I, Item 1 of this Quarterly Report.
•The decrease in research and development for the three months ended March 31, 2024 was primarily due to a decrease in compensation and benefits of $1.5 million due to reduced headcount and a decrease in cloud hosting expenses of $1.2 million.
•The increase in litigation settlement, net of recoveries in the three months ended March 31, 2024 was primarily due to the estimated cost to settle ongoing litigation arising from proceedings outside the ordinary course of business. See "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report and “Risk Factors” in Part I, Item 1A of our Annual Report for the year ended December 31, 2023 for additional information.
•The decrease in restructuring expenses during the three months ended March 31, 2024 was primarily due to efforts to optimize our go-to-market organization in the three months ended March 31, 2023. For additional information, see "Note 9. Restructuring" in Part I, Item 1 of this Quarterly Report.
Other income and expenses

(Dollars in thousands)	Three Months Ended March 31,		Change
	2024	2023
Foreign currency transaction (loss)	$(3,262)	$(2,675)	$(587)	(22)%
Interest income	5,281	1,485	3,796	256%
Interest expense	(1,752)	(1,918)	166	9%
Gain on capped call transactions	3,299	3,206	93	3%
Other income, net	1,684	6,583	(4,899)	(74)%
	$5,250	$6,681	$(1,431)	(21)%

•The change in foreign currency transaction (loss) in the three months ended March 31, 2024 was primarily due to fluctuations in foreign currency exchange rates associated with foreign currency-denominated cash and receivables held by our subsidiary in the United Kingdom.
•The increase in interest income in the three months ended March 31, 2024 was primarily due to higher investment balances and market interest rates.
•The decrease in other income, net in the three months ended March 31, 2024 was due to a gain of $3.8 million on our venture investments and a gain of $2.8 million from repurchases of our convertible senior notes in the three months ended March 31, 2023. For additional information, see “Note 8. Debt” and "Note 10. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report.
(Benefit from) provision for income taxes

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
(Benefit from) provision for income taxes	$(3,038)	$5,249
Effective income tax rate	20%	(34)%
The effective income tax rate in the three months ended March 31, 2024 was primarily driven by the valuation allowance on our deferred tax assets in the U.S. and U.K., and forecasted taxable income, offset by an income tax benefit for discrete items in the three months ended March 31, 2024.

The Organization for Economic Cooperation and Development (“OECD”) has introduced new global minimum tax regulations, known as Pillar Two, that began to come into effect on January 1, 2024. We are monitoring this development and evaluating its potential impact on our tax rate and eligibility to qualify for the safe harbor provisions. For 2024, we currently anticipate meeting the transitional safe harbors in most jurisdictions, with any remaining top-up tax being immaterial.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$180,146	$68,107
Investing activities	(132,399)	(14,413)
Financing activities	17,899	(29,372)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,803)	782
Net increase in cash, cash equivalents, and restricted cash	$62,843	$25,104

(in thousands)	March 31, 2024	December 31, 2023
Held in U.S. entities	$491,808	$263,453
Held in foreign entities	127,141	159,885
Total cash, cash equivalents, and marketable securities	618,949	423,338
Restricted cash included in other current assets	775	—
Restricted cash included in other long-term assets	2,990	2,925
Total cash, cash equivalents, marketable securities, and restricted cash	$622,714	$426,263
We believe that our current cash, marketable securities, cash flow provided by operations, borrowing capacity, and ability to engage in capital market transactions will be sufficient to fund our operations, convertible senior notes due on March 1, 2025, stock repurchases, and quarterly cash dividends for at least the next 12 months and to meet our known long-term cash requirements. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. We may utilize available funds or seek external financing if we require additional capital resources.
If it becomes necessary or desirable to repatriate foreign funds, we may have to pay federal, state, and local income taxes as well as foreign withholding taxes upon repatriation. However, estimating the taxes we would have to pay is impracticable due to the complexity of income tax laws and regulations.
Operating activities
The change in cash provided by operating activities in the three months ended March 31, 2024 was primarily due to growth in client collections and the impact of our cost-efficiency initiatives. For additional information, see “Note 9. Restructuring” and "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
Investing activities
The change in cash (used in) investing activities in the three months ended March 31, 2024 was primarily due to our investments in financial instruments and reduced investment in property and equipment as we optimize our office space.
Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025. As of March 31, 2024, we had $502.3 million in aggregate principal amount of convertible senior notes outstanding due on March 1, 2025. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. On April 23, 2024, the Credit Facility was amended to extend the expiration date to February 4, 2025. As of March 31, 2024 and December 31, 2023, we had $27.3 million in outstanding letters of credit, reducing available borrowing capacity under the Credit Facility, but no outstanding cash borrowings. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.

Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Three Months Ended March 31, 2024
December 31, 2023	$60,000
Authorizations (1)	—
March 31, 2024	$60,000
(1) On April 23, 2024, our Board of Directors extended the expiration date of our current share repurchase program from June 30, 2024 to June 30, 2025.
Common stock repurchases

	Three Months Ended March 31,
	2024		2023
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	32	$2,005	27	$1,107
In the three months ended March 31, 2024 and 2023, instead of receiving cash from the equity holders, we withheld shares with a value of $2.8 million and $0.6 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Three Months Ended March 31,
(in thousands)	2024	2023
Dividend payments to stockholders	$2,515	$2,474
Contractual obligations
As of March 31, 2024, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2024	2025	2026	2027	2028	2029 and after	Other	Total
Convertible senior notes (1)	$1,883	$504,154	$—	$—	$—	$—	$—	$506,037
Purchase obligations (2)	128,610	137,788	126,585	135,247	990	—	—	529,220
Operating lease obligations	12,700	16,024	11,246	10,066	9,334	30,147	—	89,517
Venture investment commitments (3)	500	500	—	—	—	—	—	1,000
Liability for uncertain tax positions (4)	—	—	—	—	—	—	2,175	2,175
	$143,693	$658,466	$137,831	$145,313	$10,324	$30,147	$2,175	$1,127,949
(1) Includes principal and interest.
(2) Represents the fixed amount owed for purchase obligations for software licenses, hosting services, and sales and marketing programs.
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

A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Three Months Ended March 31,
	2024	2023
(Decrease) in revenue	(4)%	(4)%
(Decrease) increase in net income	(4)%	1%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Three Months Ended March 31,
(in thousands)	2024	2023
Foreign currency (loss)	$(14,618)	$(9,251)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2024. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in “Note 15. Commitments and Contingencies”, in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
ITEM 1A.     RISK FACTORS
We encourage you to carefully consider the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission. These risk factors could materially affect our business, financial condition, and future results and may cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended March 31, 2024:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs
January 1, 2024 - January 31, 2024	14	$49.31	—	$60,000
February 1, 2024 - February 29, 2024	45	63.50	—	$60,000
March 1, 2024 - March 31, 2024	19	63.69	—	$60,000
	78	$61.06	—
(1) For additional information, see "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report.
(2) Includes shares withheld to cover the option exercise price and tax withholding obligations for stock compensation awards subject to net settlement provisions.
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Credit Facility
On April 23, 2024, we entered into an amendment to our $100 million senior secured revolving credit agreement with PNC Bank, National Association which extends the expiration date of the Credit Facility to February 4, 2025. The description contained herein is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Share Repurchase Program
On April 23, 2024, our Board of Directors extended the expiration date of our current share repurchase program from June 30, 2024 to June 30, 2025. Any actual repurchases under the current repurchase program will be disclosed in the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q filed with the Securities and Exchange Commission for the annual and applicable quarterly periods ending between June 30, 2024 and December 31, 2025.

ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	10-Q	3.1	November 4, 2014
3.2	Amended and Restated Bylaws of Pegasystems Inc.	8-K	3.2	June 15, 2020
10.1	Seventh Amendment to Loan Documents, between Pegasystems Inc. and PNC Bank, National Association				X
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	April 24, 2024	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)