Form 10-Q
period 2024-06-30
PEGASYSTEMS INC
filed 2024-07-24
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 85,409,645 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on July 17, 2024.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$258,257	$229,902
Marketable securities	406,819	193,436
Total cash, cash equivalents, and marketable securities	665,076	423,338
Accounts receivable, net	165,723	300,173
Unbilled receivables, net	164,533	237,379
Other current assets	76,323	68,137
Total current assets	1,071,655	1,029,027
Long-term unbilled receivables, net	81,218	85,402
Goodwill	81,410	81,611
Other long-term assets	302,249	314,696
Total assets	$1,536,532	$1,510,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,682	$11,290
Accrued expenses	44,875	39,941
Accrued compensation and related expenses	81,110	126,640
Deferred revenue	352,618	377,845
Convertible senior notes, net	500,604	—
Other current liabilities	20,677	21,343
Total current liabilities	1,016,566	577,059
Long-term convertible senior notes, net	—	499,368
Long-term operating lease liabilities	70,202	66,901
Other long-term liabilities	14,362	13,570
Total liabilities	1,101,130	1,156,898
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 85,369 and 83,840 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	854	838
Additional paid-in capital	473,030	379,584
(Accumulated deficit)	(14,216)	(8,705)
Accumulated other comprehensive (loss)	(24,266)	(17,879)
Total stockholders’ equity	435,402	353,838
Total liabilities and stockholders’ equity	$1,536,532	$1,510,736

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Subscription services	$214,430	$197,105	$426,333	$384,614
Subscription license	84,647	41,197	147,985	125,724
Consulting	52,040	58,387	106,087	111,420
Perpetual license	36	1,579	895	1,982
Total revenue	351,153	298,268	681,300	623,740
Cost of revenue
Subscription services	36,238	36,783	72,062	73,647
Subscription license	477	623	1,120	1,342
Consulting	60,231	58,710	118,413	119,058
Perpetual license	—	24	9	27
Total cost of revenue	96,946	96,140	191,604	194,074
Gross profit	254,207	202,128	489,696	429,666
Operating expenses
Selling and marketing	139,761	143,858	267,456	293,655
Research and development	75,425	73,931	147,538	149,307
General and administrative	25,420	23,462	48,947	46,572
Litigation settlement, net of recoveries	—	—	32,403	—
Restructuring	635	2,167	798	3,628
Total operating expenses	241,241	243,418	497,142	493,162
Income (loss) from operations	12,966	(41,290)	(7,446)	(63,496)
Foreign currency transaction gain (loss)	437	(3,290)	(2,825)	(5,965)
Interest income	6,785	1,814	12,066	3,299
Interest expense	(1,656)	(1,778)	(3,408)	(3,696)
(Loss) income on capped call transactions	(3,277)	(1,361)	22	1,845
Other income, net	—	5,702	1,684	12,285
Income (loss) before provision for income taxes	15,255	(40,203)	93	(55,728)
Provision for income taxes	8,642	6,601	5,604	11,850
Net income (loss)	$6,613	$(46,804)	$(5,511)	$(67,578)
Earnings (loss) per share
Basic	$0.08	$(0.56)	$(0.07)	$(0.82)
Diluted	$0.07	$(0.56)	$(0.07)	$(0.82)
Weighted-average number of common shares outstanding
Basic	85,157	83,039	84,712	82,823
Diluted	88,500	83,039	84,712	82,823

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$6,613	$(46,804)	$(5,511)	$(67,578)
Other comprehensive (loss) income, net of tax
Unrealized (loss) on available-for-sale securities	(72)	(195)	(818)	(241)
Foreign currency translation adjustments	(2,142)	361	(5,569)	1,950
Total other comprehensive (loss) income, net of tax	(2,214)	166	(6,387)	1,709
Comprehensive income (loss)	$4,399	$(46,638)	$(11,898)	$(65,869)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional paid-in capital	(Accumulated deficit)	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
December 31, 2022	82,436	$824	$229,602	$(76,513)	$(23,070)	$130,843
Issuance of common stock for stock compensation plans	452	4	668	—	—	672
Issuance of common stock under the employee stock purchase plan	52	1	2,142	—	—	2,143
Stock-based compensation	—	—	42,557	—	—	42,557
Cash dividends declared ($0.03 per share)	—	—	(2,488)	—	—	(2,488)
Other comprehensive income	—	—	—	—	1,543	1,543
Net (loss)	—	—	—	(20,774)	—	(20,774)
March 31, 2023	82,940	$829	$272,481	$(97,287)	$(21,527)	$154,496
Issuance of common stock for stock compensation plans	225	2	1,824	—	—	1,826
Issuance of common stock under the employee stock purchase plan	47	1	1,980	—	—	1,981
Stock-based compensation	—	—	36,227	—	—	36,227
Cash dividends declared ($0.03 per share)	—	—	(2,496)	—	—	(2,496)
Other comprehensive income	—	—	—	—	166	166
Net (loss)	—	—	—	(46,804)	—	(46,804)
June 30, 2023	83,212	$832	$310,016	$(144,091)	$(21,361)	$145,396

December 31, 2023	83,840	$838	$379,584	$(8,705)	$(17,879)	$353,838
Issuance of common stock for stock compensation plans	1,139	12	18,644	—	—	18,656
Issuance of common stock under the employee stock purchase plan	32	—	1,758	—	—	1,758
Stock-based compensation	—	—	34,781	—	—	34,781
Cash dividends declared ($0.03 per share)	—	—	(2,550)	—	—	(2,550)
Other comprehensive (loss)	—	—	—	—	(4,173)	(4,173)
Net (loss)	—	—	—	(12,124)	—	(12,124)
March 31, 2024	85,011	$850	$432,217	$(20,829)	$(22,052)	$390,186
Issuance of common stock for stock compensation plans	326	4	5,481	—	—	5,485
Issuance of common stock under the employee stock purchase plan	32	—	1,669	—	—	1,669
Stock-based compensation	—	—	36,224	—	—	36,224
Cash dividends declared ($0.03 per share)	—	—	(2,561)	—	—	(2,561)
Other comprehensive (loss)	—	—	—	—	(2,214)	(2,214)
Net income	—	—	—	6,613	—	6,613
June 30, 2024	85,369	$854	$473,030	$(14,216)	$(24,266)	$435,402

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Six Months Ended June 30,
	2024	2023
Operating activities
Net (loss)	$(5,511)	$(67,578)
Adjustments to reconcile net (loss) to cash provided by operating activities
Stock-based compensation	71,005	78,784
Amortization of deferred commissions	32,276	29,027
Amortization of intangible assets and depreciation	8,812	9,553
Lease expense	7,844	8,186
Foreign currency transaction loss	2,825	5,965
(Gain) on capped call transactions	(22)	(1,845)
Deferred income taxes	232	(136)
(Gain) on investments	(1,628)	(4,430)
(Gain) on repurchases of convertible senior notes	—	(7,855)
Other non-cash	(5,056)	2,122
Change in operating assets and liabilities, net	109,466	61,959
Cash provided by operating activities	220,243	113,752
Investing activities
Purchases of investments	(291,810)	(69,662)
Proceeds from maturities and called investments	83,967	88,849
Sales of investments	—	10,725
Investment in property and equipment	(1,857)	(13,933)
Cash (used in) provided by investing activities	(209,700)	15,979
Financing activities
Repurchases of convertible senior notes	—	(88,989)
Dividend payments to stockholders	(5,065)	(4,962)
Proceeds from employee stock plans	29,928	8,044
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,360)	(1,422)
Other	—	341
Cash provided by (used in) financing activities	22,503	(86,988)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,842)	1,010
Net increase in cash, cash equivalents, and restricted cash	30,204	43,753
Cash, cash equivalents, and restricted cash, beginning of period	232,827	145,054
Cash, cash equivalents, and restricted cash, end of period	$263,031	$188,807

Cash and cash equivalents	$258,257	$186,874
Restricted cash included in other current assets	768	—
Restricted cash included in other long-term assets	4,006	1,933
Total cash, cash equivalents, and restricted cash	$263,031	$188,807

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
NOTE 2. MARKETABLE SECURITIES

	June 30, 2024				December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$12,942	$—	$(17)	$12,925	$11,471	$33	$(1)	$11,503
Corporate debt	394,521	1	(628)	393,894	181,960	200	(227)	181,933
	$407,463	$1	$(645)	$406,819	$193,431	$233	$(228)	$193,436
As of June 30, 2024, marketable securities’ maturities ranged from July 2024 to January 2026, with a weighted-average remaining maturity of 0.4 years.
NOTE 3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	June 30, 2024	December 31, 2023
Accounts receivable, net	$165,723	$300,173
Unbilled receivables, net	164,533	237,379
Long-term unbilled receivables, net	81,218	85,402
	$411,474	$622,954
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	June 30, 2024
1 year or less	$164,533	67%
1-2 years	58,353	24%
2-5 years	22,865	9%
	$245,751	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	June 30, 2024
2024	$58,562	24%
2023	130,140	53%
2022	29,241	12%
2021	22,830	9%
2020 and prior	4,978	2%
	$245,751	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	June 30, 2024	December 31, 2023
Contract assets	$15,374	$16,238
Long-term contract assets	19,997	20,635
	$35,371	$36,873

Deferred revenue
Deferred revenue consists of billings made and payments received in advance of revenue recognition.

(in thousands)	June 30, 2024	December 31, 2023
Deferred revenue	$352,618	$377,845
Long-term deferred revenue	2,443	2,478
	$355,061	$380,323
The decrease in deferred revenue in the six months ended June 30, 2024, was primarily due to $272.7 million of revenue recognized that was in deferred revenue as of December 31, 2023.
NOTE 4. DEFERRED COMMISSIONS

(in thousands)	June 30, 2024	December 31, 2023
Deferred commissions	$100,490	$114,119

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization of deferred commissions (1)	$14,994	$14,750	$32,276	$29,027
(1) Included in selling and marketing.
NOTE 5. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Six Months Ended June 30,
(in thousands)	2024	2023
January 1,	$81,611	$81,399
Currency translation adjustments	(201)	194
June 30,	$81,410	$81,593
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		June 30, 2024
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value
Client-related	4-10 years	$63,112	$(60,714)	$2,398
Technology	2-10 years	68,005	(65,198)	2,807
Other	1-5 years	5,361	(5,361)	—
		$136,478	$(131,273)	$5,205

		December 31, 2023
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value
Client-related	4-10 years	$63,117	$(60,035)	$3,082
Technology	2-10 years	68,138	(64,218)	3,920
Other	1-5 years	5,361	(5,361)	—
		$136,616	$(129,614)	$7,002

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future estimated amortization of intangible assets:

(in thousands)	June 30, 2024
Remainder of 2024	$1,399
2025	2,605
2026	874
2027	327
$5,205
Amortization of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$447	$621	$1,068	$1,327
Selling and marketing	342	342	685	685
	$789	$963	$1,753	$2,012

NOTE 6. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	June 30, 2024	December 31, 2023
Income tax receivables	$16,060	$4,804
Contract assets	15,374	16,238
Insurance receivable	—	1,954
Indirect tax receivable	2,702	1,924
Capped call transactions	915	—
Restricted cash	768	—
Other	40,504	43,217
	$76,323	$68,137
Other long-term assets

(in thousands)	June 30, 2024	December 31, 2023
Deferred commissions	$100,490	$114,119
Right of use assets	68,293	64,198
Property and equipment	42,190	47,279
Venture investments	21,047	19,450
Contract assets	19,997	20,635
Intangible assets	5,205	7,002
Capped call transactions	—	893
Deferred income taxes	3,666	3,678
Restricted cash	4,006	2,925
Other	37,355	34,517
	$302,249	$314,696

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued expenses

(in thousands)	June 30, 2024	December 31, 2023
Cloud hosting	$15,152	$1,358
Outside professional services	9,539	10,419
Marketing and sales program	7,081	2,557
Income and other taxes	3,422	15,428
Employee related	4,966	4,486
Other	4,715	5,693
	$44,875	$39,941
Other current liabilities

(in thousands)	June 30, 2024	December 31, 2023
Operating lease liabilities	$15,254	$15,000
Dividends payable	2,561	2,515
Other	2,862	3,828
	$20,677	$21,343
Other long-term liabilities

(in thousands)	June 30, 2024	December 31, 2023
Deferred revenue	$2,443	$2,478
Income taxes payable	858	859
Other	11,061	10,233
	$14,362	$13,570
NOTE 7. LEASES
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Fixed lease costs	$5,271	$4,495	$9,533	$10,261
Short-term lease costs	410	696	953	1,477
Variable lease costs	1,763	2,186	3,372	4,160
	$7,444	$7,377	$13,858	$15,898
Right of use assets and lease liabilities

(in thousands)	June 30, 2024	December 31, 2023
Right of use assets	$68,293	$64,198
Operating lease liabilities	$15,254	$15,000
Long-term operating lease liabilities	$70,202	$66,901
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	6.4 years	6.8 years
Weighted-average discount rate (1)	4.6%	4.0%
(1) The rates implicit in the Company’s leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over the lease term in a similar economic environment.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities of lease liabilities:

(in thousands)	June 30, 2024
Remainder of 2024	$7,954
2025	18,784
2026	14,384
2027	13,387
2028	12,813
2029	10,099
Thereafter	21,650
Total lease payments	99,071
Less: imputed interest (1)	(13,615)
$85,456
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for operating leases, net of tenant improvement allowances	$9,493	$10,540
Right of use assets recognized for new leases and amendments (non-cash)	$12,290	$1,465
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
As of June 30, 2024, the Notes were not eligible for conversion.

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
Carrying value of the Notes:

(in thousands)	June 30, 2024	December 31, 2023
Principal	$502,270	$502,270
Unamortized issuance costs	(1,666)	(2,902)
Convertible senior notes, net	$500,604	$499,368

Interest expense related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense (0.75% coupon)	$942	$997	$1,884	$2,122
Amortization of issuance costs	619	647	1,236	1,375
	$1,561	$1,644	$3,120	$3,497
The average interest rate on the Notes in the six months ended June 30, 2024 and 2023 was 1.2%.
Future payments:

	June 30, 2024
(in thousands)	Principal	Interest	Total
Remainder of 2024	$—	$1,883	$1,883
2025	502,270	1,884	504,154
	$502,270	$3,767	$506,037
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions initially covered approximately 4.4 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s common stock. In the three and six months ended June 30, 2023, Capped Call Transactions covering approximately 0.5 million and 0.7 million shares, respectively, were settled for proceeds of $0.1 million and $0.3 million, respectively. As of June 30, 2024, Capped Call Transactions covering approximately 3.7 million shares were outstanding.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in capped call transactions:

	Six Months Ended June 30,
(in thousands)	2024	2023
January 1,	$893	$2,582
Settlements	—	(341)
Fair value adjustment	22	1,845
June 30,	$915	$4,086
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
As of June 30, 2024 and December 31, 2023, the Company had $27.3 million in outstanding letters of credit under the Credit Facility, reducing available borrowing capacity, but no outstanding cash borrowings.
NOTE 9. RESTRUCTURING
The Company has undertaken the following restructuring activities as it optimizes its go-to-market strategy and reassesses its office space needs:

(in thousands)	Three months ended	Expense
Office space reduction	March 31, 2023	$1,241
Employee severance and related benefits	June 30, 2023	$1,581
Employee severance and related benefits and office space reduction	September 30, 2023	$17,236
Office space reduction	December 31, 2023	$1,497
Office space reduction	June 30, 2024	$1,257
Accrued employee severance and related benefits:
Change for all restructuring actions:

	Six Months Ended June 30,
(in thousands)	2024	2023
January 1,	$8,095	$18,573
Costs incurred	(238)	2,387
Cash disbursements	(3,852)	(17,521)
Currency translation adjustments	(169)	185
June 30,	$3,836	$3,624
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$18,345	$—	$—	$18,345	$54,357	$—	$—	$54,357
Marketable securities	$—	$406,819	$—	$406,819	$—	$193,436	$—	$193,436
Capped Call Transactions	$—	$915	$—	$915	$—	$893	$—	$893
Venture investments (1)	$—	$—	$21,047	$21,047	$—	$—	$19,450	$19,450
(1) Investments in privately-held companies
Changes in venture investments:

	Six Months Ended June 30,
(in thousands)	2024	2023
January 1,	$19,450	$13,069
New investments	350	400
Sales of investments	—	(2,773)
Changes in foreign exchange rates	(19)	119
Changes in fair value:
included in other income, net	1,628	4,475
included in other comprehensive income (loss)	(362)	(1,908)
June 30,	$21,047	$13,382
The carrying value of certain financial instruments, including receivables and accounts payable, approximates fair value due to their short maturities.
Fair value of the Convertible Senior Notes
The fair value of the Notes outstanding (including the embedded conversion feature) was $485.3 million as of June 30, 2024, and $466.5 million as of December 31, 2023.
The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.
NOTE 11. REVENUE
Geographic revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024		2023		2024		2023
U.S.	$189,214	54%	$150,385	50%	$370,197	55%	$334,904	54%
Other Americas	21,314	6%	19,505	7%	43,100	6%	34,516	6%
United Kingdom (“U.K.”)	38,628	11%	28,892	10%	70,745	10%	71,129	11%
Europe (excluding U.K.), Middle East, and Africa	53,360	15%	54,353	18%	115,207	17%	105,671	17%
Asia-Pacific	48,637	14%	45,133	15%	82,051	12%	77,520	12%
	$351,153	100%	$298,268	100%	$681,300	100%	$623,740	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue streams

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Subscription license	$84,647	$41,197	$147,985	$125,724
Perpetual license	36	1,579	895	1,982
Revenue recognized at a point in time	84,683	42,776	148,880	127,706
Maintenance	80,344	82,042	161,345	161,672
Pega Cloud	134,086	115,063	264,988	222,942
Consulting	52,040	58,387	106,087	111,420
Revenue recognized over time	266,470	255,492	532,420	496,034
Total revenue	$351,153	$298,268	$681,300	$623,740

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Pega Cloud	$134,086	$115,063	$264,988	$222,942
Maintenance	80,344	82,042	161,345	161,672
Subscription services	214,430	197,105	426,333	384,614
Subscription license	84,647	41,197	147,985	125,724
Subscription	299,077	238,302	574,318	510,338
Consulting	52,040	58,387	106,087	111,420
Perpetual license	36	1,579	895	1,982
	$351,153	$298,268	$681,300	$623,740
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of June 30, 2024:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$470,379	$209,655	$23,931	$2,696	$25,953	$732,614	52%
1-2 years	301,070	63,266	10,078	—	2,469	376,883	27%
2-3 years	152,839	30,032	2,884	—	2,473	188,228	13%
Greater than 3 years	90,474	17,953	97	—	—	108,524	8%
	$1,014,762	$320,906	$36,990	$2,696	$30,895	$1,406,249	100%
As of June 30, 2023:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$397,183	$214,579	$35,616	$4,979	$37,355	$689,712	55%
1-2 years	238,691	58,551	3,026	2,252	6,772	309,292	24%
2-3 years	124,616	25,103	6,764	—	1,523	158,006	12%
Greater than 3 years	101,494	7,592	—	—	—	109,086	9%
	$861,984	$305,825	$45,406	$7,231	$45,650	$1,266,096	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. STOCK-BASED COMPENSATION
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$7,092	$7,174	$13,664	$16,087
Selling and marketing	13,564	15,349	27,452	33,009
Research and development	7,825	7,851	15,471	16,911
General and administrative	7,743	5,853	14,418	12,777
	$36,224	$36,227	$71,005	$78,784
Income tax benefit	$(554)	$(581)	$(865)	$(1,253)
As of June 30, 2024, the Company had $149.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.7 years.
Grants

	Six Months Ended June 30, 2024
(in thousands)	Quantity	Total Fair Value
Restricted stock units (1)	1,266	$78,071
Non-qualified stock options	1,738	$44,874
Performance stock options (2)	566	$13,921
(1) Includes units issued when employees elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash.
(2) Performance stock options allow the holder to purchase a specified number of common stock shares at an exercise price equal to or greater than the shares' fair market value at the grant date. For the performance stock options granted in the six months ended June 30, 2024, 25% can vest on the first anniversary of the grant date, and 75% can vest on the second anniversary of the grant date, based on the achievement of specific performance conditions. The options expire ten years from the grant date.
NOTE 13. INCOME TAXES
Effective income tax rate

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Provision for income taxes	$5,604	$11,850
Effective income tax rate	*	(21)%
* not meaningful
The Company’s effective income tax rate for the six months ended June 30, 2024, is impacted by the jurisdictional mix and timing of the actual compared to projected earnings (losses). It is also impacted by the valuation allowance on its deferred tax assets in the U.S. and U.K. and a near break-even pretax income resulting in a not meaningful high effective income tax rate.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.
Calculation of earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss)	$6,613	$(46,804)	$(5,511)	$(67,578)
Weighted-average common shares outstanding	85,157	83,039	84,712	82,823
Earnings (loss) per share, basic	$0.08	$(0.56)	$(0.07)	$(0.82)

Net income (loss)	$6,613	$(46,804)	$(5,511)	$(67,578)
Numerator for diluted EPS	$6,613	$(46,804)	$(5,511)	$(67,578)
Weighted-average effect of dilutive securities:
Stock options	2,164	—	—	—
RSUs	1,179	—	—	—
Effect of dilutive securities	3,343	—	—	—
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	88,500	83,039	84,712	82,823
Earnings (loss) per share, diluted	$0.07	$(0.56)	$(0.07)	$(0.82)

Outstanding anti-dilutive stock options and RSUs (4)	5	1,354	3,259	1,351
(1) All dilutive securities are excluded when their inclusion would be anti-dilutive.
(2) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue approximately 3.7 million shares as of June 30, 2024.
(3) The Company’s Capped Call Transactions represent the equivalent of approximately 3.7 million shares of the Company’s common stock (representing the number of shares for which the Notes are convertible) as of June 30, 2024. The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
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
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. The Company had no accrued losses for litigation for the below matters as of June 30, 2024 and December 31, 2023.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell
On May 19, 2022, a lawsuit was filed against the Company, the Company’s chief executive officer, and the Company’s chief operating and financial officer in the United States District Court for the Eastern District of Virginia Alexandria Division, captioned City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:22-cv-00578-LMB-IDD). The complaint generally alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and that the individual defendants violated Section 20(a) of the Exchange Act, in each case by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaint seeks unspecified damages on behalf of a class of purchasers of the Company’s securities between May 29, 2020 and May 9, 2022. The litigation has since been transferred to the United States District Court for the District of Massachusetts (Case 1:22-cv-11220-WGY), and lead plaintiff class representatives - Central Pennsylvania Teamsters Pension Fund - Defined Benefit Plan, Central Pennsylvania Teamsters Pension Fund - Retirement Income Plan 1987, and Construction Industry Laborers Pension Fund - have been appointed. On October 18, 2022, a consolidated amended complaint was filed that does not add any new parties or legal claims, is based upon the same general factual allegations as the original complaint, and now seeks unspecified damages on behalf of a class of purchasers of the Company’s securities between June 16, 2020 and May 9, 2022. The Company moved to dismiss the consolidated amended complaint on December 19, 2022. The hearing on the Company’s motion to dismiss took place on May 17, 2023. After hearing argument from both sides, the Court denied the Company’s motion from the bench and stated that a written opinion would follow. On June 30, 2023, the Company filed its Answer to the complaint. On July 24, 2023, the Court issued its written opinion denying the motion to dismiss as to the Company and Defendant Trefler but granting the motion without prejudice as to Mr. Stillwell.
On March 4, 2024, the parties agreed in principle to a proposed settlement of the litigation for an aggregate sum of $35 million. On April 23, 2024, the parties executed a stipulation of settlement. On April 23, 2024, the plaintiffs filed a motion seeking preliminary approval of the settlement. On May 15, 2024, the Court granted plaintiffs’ motion for preliminary approval of the settlement and scheduled a settlement hearing for September 19, 2024. The deadline for the proposed class of shareholders to object to the proposed settlement is August 29, 2024. In May 2024, the Company paid $32.4 million and the Company’s insurance carriers paid $2.6 million pending final approval of the settlement. It is possible that actual future losses related to the litigation could exceed the settlement amount if and to the extent that the court does not approve the proposed settlement.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In re Pegasystems Inc., Derivative Litigation
On November 21, 2022, a lawsuit was filed against the members of the Company’s board of directors, the Company’s chief operating and financial officer and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin, derivatively on behalf of nominal defendant Pegasystems Inc. v. Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Alan Trefler, Larry Weber, and Kenneth Stillwell, defendants, and Pegasystems Inc., nominal defendant (Case 1:22-cv-11985). The complaint generally alleges the defendants sold shares of the Company while in possession of material nonpublic information relating to (i) the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and (ii) alleged misconduct by Company employees alleged in that litigation. On April 28, 2023, a lawsuit was filed in the United States District Court for the District of Massachusetts by Dag Sagfors, derivatively on behalf of nominal defendant Pegasystems Inc., asserting breach of fiduciary duty and related claims relating to the Virginia Appian litigation against the same defendants as the Larkin lawsuit. On May 17, 2023, the Larkin and Sagfors cases were consolidated and a joint motion to stay the consolidated case is pending before the Court. The Company also has received confidential demand letters raising substantially the same allegations set forth in the foregoing derivative complaints. On April 12, 2023, the Company’s board of directors (other than Mr. Trefler, who recused himself), formed a committee consisting solely of independent directors, to review, analyze, and investigate the matters raised in the demands and to determine in good faith what actions (if any) are reasonably believed to be appropriate under similar circumstances and reasonably believed to be in the best interests of the Company in response to the demand letters. On June 28, 2024, a lawsuit was filed against members of the Company’s board of directors, certain employees of the Company and the Company in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts, captioned John Dwyer and Ray Gerber, Plaintiffs, v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Larry Weber, Leon Trefler, Don Schuerman, Kerim Akgonul, and Benjamin Baril, Defendants, Pegasystems Inc., Nominal Defendant (Case 2484CV01734). The complaint generally alleges the defendants breached their fiduciary duties in connection with alleged misconduct by Company employees alleged in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and alleges damages from the approximately $2 billion verdict in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, the recent class action settlement, and litigation costs from various proceedings. On July 17, 2024, the parties filed a stipulation with the court in which they agreed to extend defendants’ time to respond to the operative complaint to 45 days following a decision from the Virginia Court of Appeals. The Company is unable to reasonably estimate possible damages or a range of possible damages in these matters given the stage of the lawsuits and there being no specified quantum of damages sought in the complaints.
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
•foreign currency exchange rates;
•potential legal and financial liabilities, as well as damage to our reputation, due to cyber-attacks;
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
The forward-looking statements in this Quarterly Report represent our views as of July 24, 2024.
NON-GAAP MEASURES
Our non-GAAP financial measures should only be read in conjunction with our consolidated financial statements prepared in accordance with GAAP. We believe that these measures help investors understand our core operating results and prospects, which is consistent with how management measures and forecasts our performance without the effect of often one-time charges and other items outside our normal operations. Management uses these measures to assess the performance of the company's operations and establish operational goals and incentives. They are not a substitute for financial measures prepared under U.S. GAAP. A reconciliation of GAAP and non-GAAP measures is located with each non-GAAP measure.
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

ACV Growth
12% (13% Constant Currency)
$1,350M
$1,300M
$1,250M
$1,200M
$1,150M
$1,100M
$1,050M
$1,000M
$1,164M
$1,305M
June 30, 2023
June 30, 2024

Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	June 30, 2023	June 30, 2024	1-Year Change
ACV	$1,164	$1,305	12%
Impact of changes in foreign exchange rates	—	5
Constant currency ACV	$1,164	$1,310	13%
Note: Constant currency ACV is calculated by applying the June 30, 2023 foreign exchange rates to all periods shown.

Cash flow (1)

(Dollars in thousands)	Six Months Ended June 30,		Change
	2024	2023
Cash provided by operating activities	$220,243	$113,752	94%
Investment in property and equipment	(1,857)	(13,933)
Free cash flow (1)	$218,386	$99,819	119%

Supplemental information (2)
Litigation settlement, net of recoveries	$32,403	$—
Legal fees	2,701	2,950
Restructuring	3,852	17,521
Interest on convertible senior notes	1,884	2,250
Income taxes	25,560	6,627
	$66,400	$29,348
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
◦Litigation settlement, net of recoveries: Cost to settle litigation, net of insurance recoveries, arising from proceedings outside the ordinary course of business. See Note 15. Commitments and Contingencies in our Quarterly Report for the three months ended June 30, 2024 for additional information.
◦Legal fees: Legal and related fees arising from proceedings outside the ordinary course of business.
◦Restructuring: Restructuring fluctuates in amount and frequency and is significantly affected by the timing and size of our restructuring activities.
◦Interest on convertible senior notes: In February 2020, we issued convertible senior notes, due March 1, 2025, in a private placement. The convertible senior notes accrue interest at an annual rate of 0.75%, payable semi-annually in arrears on March 1 and September 1.
◦Income taxes: Direct income taxes paid net of refunds received.

Remaining performance obligations (“Backlog”)

Backlog Growth
Current - 6% (7% Constant Currency)
Total - 11% (12% Constant Currency)
$1,500M
$1,000M
$500M
$0M
$1,266M
$690
$576
$1,406M
$733
$673
June 30, 2023
June 30, 2024
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	June 30, 2023	June 30, 2024	1-Year Growth Rate
Backlog - GAAP	$1,266	$1,406	11%
Impact of changes in foreign exchange rates	—	7
Constant currency backlog	$1,266	$1,413	12%
Note: Constant currency Backlog is calculated by applying the June 30, 2023 foreign exchange rates to all periods shown.
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared following accounting principles generally accepted in the United States of America (“U.S.”) and the rules and regulations of the SEC for interim financial reporting. Preparing these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future based on the available information.
For more information about our critical accounting policies, we encourage you to read the discussion in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2023:
•“Critical Accounting Estimates and Significant Judgments” in Item 7; and
•“Note 2. Significant Accounting Policies” in Item 8.
No significant changes have been made to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2024		2023				2024		2023
Pega Cloud	$134,086	38%	$115,063	39%	$19,023	17%	$264,988	39%	$222,942	36%	$42,046	19%
Maintenance	80,344	23%	82,042	27%	(1,698)	(2)%	161,345	23%	161,672	26%	(327)	—%
Subscription services	214,430	61%	197,105	66%	17,325	9%	426,333	62%	384,614	62%	41,719	11%
Subscription license	84,647	24%	41,197	14%	43,450	105%	147,985	22%	125,724	20%	22,261	18%
Subscription	299,077	85%	238,302	80%	60,775	26%	574,318	84%	510,338	82%	63,980	13%
Consulting	52,040	15%	58,387	19%	(6,347)	(11)%	106,087	16%	111,420	18%	(5,333)	(5)%
Perpetual license	36	—%	1,579	1%	(1,543)	(98)%	895	—%	1,982	—%	(1,087)	(55)%
	$351,153	100%	$298,268	100%	$52,885	18%	$681,300	100%	$623,740	100%	$57,560	9%
•The increases in Pega Cloud revenue for the three and six months ended June 30, 2024 were primarily due to additional investments made by our existing clients as they continued to deepen and expand their use of Pega Cloud.
•The decreases in maintenance revenue in the three and six months ended June 30, 2024 were primarily due to the shift to Pega Cloud-based offerings, which do not generally result in maintenance revenue.
•The increases in subscription license revenue in the three and six months ended June 30, 2024 were primarily due to several large multi-year contracts recognized in revenue in the three and six months ended June 30, 2024.
•The decreases in consulting revenue in the three and six months ended June 30, 2024 were primarily due to decreases in consultant billable hours.
Gross profit

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2024		2023				2024		2023
Pega Cloud	$104,331	78%	$84,761	74%	$19,570	23%	$205,636	78%	$162,390	73%	$43,246	27%
Maintenance	73,861	92%	75,561	92%	(1,700)	(2)%	148,635	92%	148,577	92%	58	—%
Subscription services	178,192	83%	160,322	81%	17,870	11%	354,271	83%	310,967	81%	43,304	14%
Subscription license	84,170	99%	40,574	98%	43,596	107%	146,865	99%	124,382	99%	22,483	18%
Subscription	262,362	88%	200,896	84%	61,466	31%	501,136	87%	435,349	85%	65,787	15%
Consulting	(8,191)	(16)%	(323)	(1)%	(7,868)	(2436)%	(12,326)	(12)%	(7,638)	(7)%	(4,688)	(61)%
Perpetual license	36	100%	1,555	98%	(1,519)	(98)%	886	99%	1,955	99%	(1,069)	(55)%
	$254,207	72%	$202,128	68%	$52,079	26%	$489,696	72%	$429,666	69%	$60,030	14%
•The increases in Pega Cloud gross profit percent in the three and six months ended June 30, 2024 were primarily due to increased cost efficiency, particularly for hosting services and employee compensation and benefits, as Pega Cloud continues to grow and scale.
•The increase in subscription license gross profit percent in the three months ended June 30, 2024 was primarily due to increased cost efficiency as subscription license revenue grew.
•The decreases in consulting gross profit percent in the three and six months ended June 30, 2024 were primarily due to decreases in consultant utilization rates.

Operating expenses

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023			2024	2023
Selling and marketing	$139,761	$143,858	$(4,097)	(3)%	$267,456	$293,655	$(26,199)	(9)%
% of Revenue	40%	48%			39%	47%
Research and development	$75,425	$73,931	$1,494	2%	$147,538	$149,307	$(1,769)	(1)%
% of Revenue	21%	25%			22%	24%
General and administrative	$25,420	$23,462	$1,958	8%	$48,947	$46,572	$2,375	5%
% of Revenue	7%	8%			7%	7%
Litigation settlement, net of recoveries	$—	$—	$—	*	$32,403	$—	$32,403	*
% of Revenue	—%	—%			5%	—%
Restructuring	$635	$2,167	$(1,532)	(71)%	$798	$3,628	$(2,830)	(78)%
% of Revenue	—%	1%			—%	1%
* not meaningful
•The decreases in selling and marketing during the three and six months ended June 30, 2024 were primarily due to decreases in compensation and benefits of $7.6 million and $25.1 million from reduced headcount as we optimized our go-to-market strategy. For additional information, see "Note 9. Restructuring" in Part I, Item 1 of this Quarterly Report.
•The increase in research and development for the three months ended June 30, 2024 was primarily due to an increase in compensation and benefits of $1.1 million due to an increase in incentive-based compensation. The decrease in research and development for the six months ended June 30, 2024 was primarily due to a decrease in cloud hosting expenses of $1.4 million.
•The increases in general and administrative during the three and six months ended June 30, 2024 were primarily due to increases in compensation and benefits of $3.3 million and $4.1 million due to increases in incentive-based compensation.
•The increase in litigation settlement, net of recoveries in the six months ended June 30, 2024 was primarily due to the cost to settle litigation arising from proceedings outside the ordinary course of business. See "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report and “Risk Factors” in Part I, Item 1A of our Annual Report for the year ended December 31, 2023 for additional information.
•The decreases in restructuring expenses during the three and six months ended June 30, 2024 were primarily due to efforts to optimize our go-to-market organization and office space. For additional information, see "Note 9. Restructuring" in Part I, Item 1 of this Quarterly Report.
Other income and expenses

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023			2024	2023
Foreign currency transaction gain (loss)	$437	$(3,290)	$3,727	*	$(2,825)	$(5,965)	$3,140	53%
Interest income	6,785	1,814	4,971	274%	12,066	3,299	8,767	266%
Interest expense	(1,656)	(1,778)	122	7%	(3,408)	(3,696)	288	8%
(Loss) income on capped call transactions	(3,277)	(1,361)	(1,916)	(141)%	22	1,845	(1,823)	(99)%
Other income, net	—	5,702	(5,702)	(100)%	1,684	12,285	(10,601)	(86)%
	$2,289	$1,087	$1,202	111%	$7,539	$7,768	$(229)	(3)%
* not meaningful
•The changes in foreign currency transaction gain (loss) in the three and six months ended June 30, 2024 was primarily due to fluctuations in foreign currency exchange rates associated with foreign currency-denominated cash and receivables held by our subsidiary in the United Kingdom.
•The increases in interest income in the three and six months ended June 30, 2024 were primarily due to higher investment balances and market interest rates.
•The changes in (loss) income on capped call transactions in the three and six months ended June 30, 2024 were due to fair value adjustments for our capped call transactions.
•The decrease in other income, net in the three months ended June 30, 2024 was due to a gain of $0.7 million on our venture investments and a gain of $5.1 million from repurchases of our convertible senior notes in the three months ended June 30, 2023. The decrease in other income, net in the six months ended June 30, 2024 was due to a gain of $7.9 million from repurchases of our convertible senior notes in the six months ended June 30, 2023 and a decrease of $2.8 million in the gain from our venture investments in the six months ended June 30, 2024. For additional information, see “Note 8. Debt” and "Note 10. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report.

Provision for income taxes

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Provision for income taxes	$5,604	$11,850
Effective income tax rate	*	(21)%
* not meaningful
Our effective income tax rate for the six months ended June 30, 2024, is impacted by the jurisdictional mix and timing of the actual compared to projected earnings (losses). It is also impacted by the valuation allowance on our deferred tax assets in the U.S. and U.K. and a near break-even pretax income resulting in a not meaningful high effective income tax rate.
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
LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$220,243	$113,752
Investing activities	(209,700)	15,979
Financing activities	22,503	(86,988)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,842)	1,010
Net increase in cash, cash equivalents, and restricted cash	$30,204	$43,753

(in thousands)	June 30, 2024	December 31, 2023
Held in U.S. entities	$468,286	$263,453
Held in foreign entities	196,790	159,885
Total cash, cash equivalents, and marketable securities	665,076	423,338
Restricted cash included in other current assets	768	—
Restricted cash included in other long-term assets	4,006	2,925
Total cash, cash equivalents, marketable securities, and restricted cash	$669,850	$426,263
We believe that our current cash, marketable securities, cash flow provided by operations, borrowing capacity, and ability to engage in capital market transactions will be sufficient to fund our operations, settlement of our convertible senior notes due on March 1, 2025, stock repurchases, and quarterly cash dividends for at least the next 12 months and to meet our known long-term cash requirements. Whether these resources are adequate to meet our liquidity needs beyond that period will depend on our future growth, operating results, and the investments needed to support our operations. We may utilize available funds or seek external financing if we require additional capital resources.
If it becomes necessary or desirable to repatriate foreign funds, we may have to pay federal, state, and local income taxes as well as foreign withholding taxes upon repatriation. However, estimating the taxes we would have to pay is impracticable due to the complexity of income tax laws and regulations.
Operating activities
The change in cash provided by operating activities in the six months ended June 30, 2024 was primarily due to growth in client collections and the impact of our cost-efficiency initiatives. For additional information, see “Note 9. Restructuring” and "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
Investing activities
The change in cash (used in) provided by investing activities in the six months ended June 30, 2024 was primarily due to our investments in financial instruments and reduced investment in property and equipment as we optimized our office space.

Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025. As of June 30, 2024, we had $502.3 million in aggregate principal amount of convertible senior notes outstanding. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.
In November 2019, and as since amended, we entered into a $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. On April 23, 2024, the Credit Facility was amended to extend the expiration date to February 4, 2025. As of June 30, 2024 and December 31, 2023, we had $27.3 million in outstanding letters of credit under the Credit Facility, reducing available borrowing capacity, but no outstanding cash borrowings. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Six Months Ended June 30, 2024
December 31, 2023	$60,000
Authorizations (1)	—
June 30, 2024	$60,000
(1) On April 23, 2024, our Board of Directors extended the expiration date of our current share repurchase program from June 30, 2024 to June 30, 2025.
Common stock repurchases

	Six Months Ended June 30,
	2024		2023
(in thousands)	Shares	Amount	Shares	Amount
Tax withholdings for net settlement of equity awards	38	$2,360	34	$1,422
In the six months ended June 30, 2024 and 2023, instead of receiving cash from the equity holders, we withheld shares with a value of $2.8 million and $0.9 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Six Months Ended June 30,
(in thousands)	2024	2023
Dividend payments to stockholders	$5,065	$4,962
Contractual obligations
As of June 30, 2024, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2024	2025	2026	2027	2028	2029 and after	Other	Total
Convertible senior notes (1)	$1,883	$504,154	$—	$—	$—	$—	$—	$506,037
Purchase obligations (2)	81,896	142,483	126,905	135,488	990	—	—	487,762
Operating lease obligations	7,954	18,784	14,384	13,387	12,813	31,749	—	99,071
Venture investment commitments (3)	500	500	—	—	—	—	—	1,000
Liability for uncertain tax positions (4)	—	—	—	—	—	—	858	858
	$92,233	$665,921	$141,289	$148,875	$13,803	$31,749	$858	$1,094,728
(1) Includes principal and interest.
(2) Represents the fixed amount owed for purchase obligations including for software licenses, hosting services, and sales and marketing programs.
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Six Months Ended June 30,
	2024	2023
(Decrease) in revenue	(4)%	(4)%
(Decrease) increase in net income	(56)%	1%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Six Months Ended June 30,
(in thousands)	2024	2023
Foreign currency (loss)	$(12,860)	$(9,869)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2024. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended June 30, 2024:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs
April 1, 2024 - April 30, 2024	1	$58.28	—	$60,000
May 1, 2024 - May 31, 2024	—	—	—	$60,000
June 1, 2024 - June 30, 2024	6	57.81	—	$60,000
	7	$57.86	—
(1) For additional information, see "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report.
(2) Includes shares withheld to cover the option exercise price and tax withholding obligations for stock compensation awards subject to net settlement provisions.
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
On April 30, 2024, Richard H. Jones, one of our directors, entered into a trading plan that provides for the sale of an aggregate of 50,000 shares of our common stock. The plan will terminate on April 30, 2025, subject to early termination for certain specified events set forth in the plan.
Other than as disclosed above, during the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Pegasystems Inc.

Dated:	July 24, 2024	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)