Form 10-Q
period 2024-09-30
PEGASYSTEMS INC
filed 2024-10-23
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 85,753,808 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on October 16, 2024.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$287,649	$229,902
Marketable securities	415,341	193,436
Total cash, cash equivalents, and marketable securities	702,990	423,338
Accounts receivable, net	173,623	300,173
Unbilled receivables, net	157,281	237,379
Other current assets	85,186	68,137
Total current assets	1,119,080	1,029,027
Long-term unbilled receivables, net	77,576	85,402
Goodwill	81,568	81,611
Other long-term assets	301,008	314,696
Total assets	$1,579,232	$1,510,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,103	$11,290
Accrued expenses	41,236	39,941
Accrued compensation and related expenses	98,033	126,640
Deferred revenue	345,574	377,845
Convertible senior notes, net	501,225	—
Other current liabilities	18,372	21,343
Total current liabilities	1,024,543	577,059
Long-term convertible senior notes, net	—	499,368
Long-term operating lease liabilities	66,750	66,901
Other long-term liabilities	14,916	13,570
Total liabilities	1,106,209	1,156,898
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 85,808 and 83,840 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	858	838
Additional paid-in capital	514,173	379,584
(Accumulated deficit)	(28,606)	(8,705)
Accumulated other comprehensive (loss)	(13,402)	(17,879)
Total stockholders’ equity	473,023	353,838
Total liabilities and stockholders’ equity	$1,579,232	$1,510,736

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Subscription services	$224,810	$201,578	$651,143	$586,192
Subscription license	45,420	74,342	193,405	200,066
Consulting	54,364	55,976	160,451	167,396
Perpetual license	456	2,747	1,351	4,729
Total revenue	325,050	334,643	1,006,350	958,383
Cost of revenue
Subscription services	36,868	35,906	108,930	109,553
Subscription license	384	629	1,504	1,971
Consulting	59,451	57,204	177,864	176,262
Perpetual license	3	24	12	51
Total cost of revenue	96,706	93,763	288,310	287,837
Gross profit	228,344	240,880	718,040	670,546
Operating expenses
Selling and marketing	127,669	131,598	395,125	425,253
Research and development	74,157	74,955	221,695	224,262
General and administrative	35,694	27,321	84,641	73,893
Litigation settlement, net of recoveries	—	—	32,403	—
Restructuring	2,485	17,822	3,283	21,450
Total operating expenses	240,005	251,696	737,147	744,858
(Loss) from operations	(11,661)	(10,816)	(19,107)	(74,312)
Foreign currency transaction (loss) gain	(4,405)	1,994	(7,230)	(3,971)
Interest income	6,769	2,532	18,835	5,831
Interest expense	(1,639)	(1,533)	(5,047)	(5,229)
(Loss) on capped call transactions	(689)	(2,294)	(667)	(449)
Other income, net	—	6,383	1,684	18,668
(Loss) before provision for income taxes	(11,625)	(3,734)	(11,532)	(59,462)
Provision for income taxes	2,765	3,545	8,369	15,395
Net (loss)	$(14,390)	$(7,279)	$(19,901)	$(74,857)
(Loss) per share
Basic	$(0.17)	$(0.09)	$(0.23)	$(0.90)
Diluted	$(0.17)	$(0.09)	$(0.23)	$(0.90)
Weighted-average number of common shares outstanding
Basic	85,625	83,336	85,018	82,996
Diluted	85,625	83,336	85,018	82,996

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss)	$(14,390)	$(7,279)	$(19,901)	$(74,857)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities	660	(40)	(158)	(281)
Foreign currency translation adjustments	10,204	(3,687)	4,635	(1,737)
Total other comprehensive income (loss), net of tax	10,864	(3,727)	4,477	(2,018)
Comprehensive (loss)	$(3,526)	$(11,006)	$(15,424)	$(76,875)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional paid-in capital	(Accumulated deficit)	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
December 31, 2022	82,436	$824	$229,602	$(76,513)	$(23,070)	$130,843
Issuance of common stock for stock compensation plans	452	4	668	—	—	672
Issuance of common stock under the employee stock purchase plan	52	1	2,142	—	—	2,143
Stock-based compensation	—	—	42,557	—	—	42,557
Cash dividends declared ($0.03 per share)	—	—	(2,488)	—	—	(2,488)
Other comprehensive income	—	—	—	—	1,543	1,543
Net (loss)	—	—	—	(20,774)	—	(20,774)
March 31, 2023	82,940	$829	$272,481	$(97,287)	$(21,527)	$154,496
Issuance of common stock for stock compensation plans	225	2	1,824	—	—	1,826
Issuance of common stock under the employee stock purchase plan	47	1	1,980	—	—	1,981
Stock-based compensation	—	—	36,227	—	—	36,227
Cash dividends declared ($0.03 per share)	—	—	(2,496)	—	—	(2,496)
Other comprehensive income	—	—	—	—	166	166
Net (loss)	—	—	—	(46,804)	—	(46,804)
June 30, 2023	83,212	$832	$310,016	$(144,091)	$(21,361)	$145,396
Issuance of common stock for stock compensation plans	257	3	2,447	—	—	2,450
Issuance of common stock under the employee stock purchase plan	54	—	2,003	—	—	2,003
Stock-based compensation	—	—	31,299	—	—	31,299
Cash dividends declared ($0.03 per share)	—	—	(2,506)	—	—	(2,506)
Other comprehensive (loss)	—	—	—	—	(3,727)	(3,727)
Net (loss)	—	—	—	(7,279)	—	(7,279)
September 30, 2023	83,523	$835	$343,259	$(151,370)	$(25,088)	$167,636

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)
	Common Stock		Additional paid-in capital	(Accumulated deficit)	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
December 31, 2023	83,840	$838	$379,584	$(8,705)	$(17,879)	$353,838
Issuance of common stock for stock compensation plans	1,139	12	18,644	—	—	18,656
Issuance of common stock under the employee stock purchase plan	32	—	1,758	—	—	1,758
Stock-based compensation	—	—	34,781	—	—	34,781
Cash dividends declared ($0.03 per share)	—	—	(2,550)	—	—	(2,550)
Other comprehensive (loss)	—	—	—	—	(4,173)	(4,173)
Net (loss)	—	—	—	(12,124)	—	(12,124)
March 31, 2024	85,011	$850	$432,217	$(20,829)	$(22,052)	$390,186
Issuance of common stock for stock compensation plans	326	4	5,481	—	—	5,485
Issuance of common stock under the employee stock purchase plan	32	—	1,669	—	—	1,669
Stock-based compensation	—	—	36,224	—	—	36,224
Cash dividends declared ($0.03 per share)	—	—	(2,561)	—	—	(2,561)
Other comprehensive (loss)	—	—	—	—	(2,214)	(2,214)
Net income	—	—	—	6,613	—	6,613
June 30, 2024	85,369	$854	$473,030	$(14,216)	$(24,266)	$435,402
Repurchase of common stock	(171)	(2)	(11,747)	—	—	(11,749)
Issuance of common stock for stock compensation plans	581	6	16,461	—	—	16,467
Issuance of common stock under the employee stock purchase plan	29	—	1,789	—	—	1,789
Stock-based compensation	—	—	37,213	—	—	37,213
Cash dividends declared ($0.03 per share)	—	—	(2,573)	—	—	(2,573)
Other comprehensive income	—	—	—	—	10,864	10,864
Net (loss)	—	—	—	(14,390)	—	(14,390)
September 30, 2024	85,808	$858	$514,173	$(28,606)	$(13,402)	$473,023

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Nine Months Ended September 30,
	2024	2023
Operating activities
Net (loss)	$(19,901)	$(74,857)
Adjustments to reconcile net (loss) to cash provided by operating activities
Stock-based compensation	108,218	110,083
Amortization of deferred commissions	47,143	43,974
Amortization of intangible assets and depreciation	13,289	14,181
Lease expense	13,748	12,018
Foreign currency transaction loss	7,230	3,971
Loss on capped call transactions	667	449
Deferred income taxes	(67)	(188)
(Gain) on investments	(1,628)	(10,841)
(Gain) on repurchases of convertible senior notes	—	(7,855)
Other non-cash	(8,564)	2,209
Change in operating assets and liabilities, net	90,562	44,776
Cash provided by operating activities	250,697	137,920
Investing activities
Purchases of investments	(417,310)	(190,466)
Proceeds from maturities and called investments	206,232	169,836
Sales of investments	—	10,725
Investment in property and equipment	(4,921)	(14,271)
Cash (used in) investing activities	(215,999)	(24,176)
Financing activities
Repurchases of convertible senior notes	—	(88,989)
Dividend payments to stockholders	(7,626)	(7,458)
Proceeds from employee stock plans	48,811	12,729
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,987)	(1,654)
Common stock repurchases under stock repurchase program	(11,249)	—
Other	—	341
Cash provided by (used in) financing activities	26,949	(85,031)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,591	(1,621)
Net increase in cash, cash equivalents, and restricted cash	66,238	27,092
Cash, cash equivalents, and restricted cash, beginning of period	232,827	145,054
Cash, cash equivalents, and restricted cash, end of period	$299,065	$172,146

Cash and cash equivalents	$287,649	$169,023
Restricted cash included in other current assets	184	—
Restricted cash included in other long-term assets	11,232	3,123
Total cash, cash equivalents, and restricted cash	$299,065	$172,146

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
NOTE 2. MARKETABLE SECURITIES

	September 30, 2024				December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$11,659	$8	$(1)	$11,666	$11,471	$33	$(1)	$11,503
Corporate debt	403,427	271	(23)	403,675	181,960	200	(227)	181,933
	$415,086	$279	$(24)	$415,341	$193,431	$233	$(228)	$193,436
As of September 30, 2024, marketable securities’ maturities ranged from October 2024 to January 2026, with a weighted-average remaining maturity of 0.3 years.
NOTE 3. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	September 30, 2024	December 31, 2023
Accounts receivable, net	$173,623	$300,173
Unbilled receivables, net	157,281	237,379
Long-term unbilled receivables, net	77,576	85,402
	$408,480	$622,954
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	September 30, 2024
1 year or less	$157,281	67%
1-2 years	60,501	26%
2-5 years	17,075	7%
	$234,857	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	September 30, 2024
2024	$78,970	34%
2023	118,866	50%
2022	19,775	8%
2021	13,546	6%
2020 and prior	3,700	2%
	$234,857	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	September 30, 2024	December 31, 2023
Contract assets	$15,719	$16,238
Long-term contract assets	25,224	20,635
	$40,943	$36,873

Deferred revenue
Deferred revenue consists of billings made and payments received in advance of revenue recognition.

(in thousands)	September 30, 2024	December 31, 2023
Deferred revenue	$345,574	$377,845
Long-term deferred revenue	2,183	2,478
	$347,757	$380,323
Deferred revenue decreased in the nine months ended September 30, 2024, primarily due to $340.4 million of revenue recognized during the period included in deferred revenue as of December 31, 2023 exceeding new billings in advance of revenue recognition.
NOTE 4. DEFERRED COMMISSIONS

(in thousands)	September 30, 2024	December 31, 2023
Deferred commissions	$98,415	$114,119

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization of deferred commissions (1)	$14,867	$14,947	$47,143	$43,974
(1) Included in selling and marketing.
NOTE 5. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Nine Months Ended September 30,
(in thousands)	2024	2023
January 1,	$81,611	$81,399
Currency translation adjustments	(43)	38
September 30,	$81,568	$81,437
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		September 30, 2024
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value
Client-related	4-10 years	$63,157	$(61,101)	$2,056
Technology	2-10 years	68,115	(65,638)	2,477
Other	1-5 years	5,361	(5,361)	—
		$136,633	$(132,100)	$4,533

		December 31, 2023
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value
Client-related	4-10 years	$63,117	$(60,035)	$3,082
Technology	2-10 years	68,138	(64,218)	3,920
Other	1-5 years	5,361	(5,361)	—
		$136,616	$(129,614)	$7,002

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future estimated amortization of intangible assets:

(in thousands)	September 30, 2024
Remainder of 2024	$823
2025	2,509
2026	874
2027	327
$4,533
Amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$357	$622	$1,425	$1,949
Selling and marketing	343	343	1,028	1,028
	$700	$965	$2,453	$2,977

NOTE 6. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	September 30, 2024	December 31, 2023
Income tax receivables	$29,264	$4,804
Contract assets	15,719	16,238
Insurance receivable	—	1,954
Indirect tax receivable	2,647	1,924
Capped call transactions	226	—
Restricted cash	184	—
Other	37,146	43,217
	$85,186	$68,137
Other long-term assets

(in thousands)	September 30, 2024	December 31, 2023
Deferred commissions	$98,415	$114,119
Right of use assets	63,124	64,198
Property and equipment	42,871	47,279
Venture investments	21,172	19,450
Contract assets	25,224	20,635
Intangible assets	4,533	7,002
Capped call transactions	—	893
Deferred income taxes	3,651	3,678
Restricted cash	11,232	2,925
Other	30,786	34,517
	$301,008	$314,696

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued expenses

(in thousands)	September 30, 2024	December 31, 2023
Cloud hosting	$12,840	$1,358
Outside professional services	12,684	10,419
Marketing and sales program	2,319	2,557
Income and other taxes	3,384	15,428
Employee related	4,607	4,486
Other	5,402	5,693
	$41,236	$39,941
Other current liabilities

(in thousands)	September 30, 2024	December 31, 2023
Operating lease liabilities	$14,982	$15,000
Dividends payable	2,573	2,515
Other	817	3,828
	$18,372	$21,343
Other long-term liabilities

(in thousands)	September 30, 2024	December 31, 2023
Deferred revenue	$2,183	$2,478
Income taxes payable	867	859
Other	11,866	10,233
	$14,916	$13,570
NOTE 7. LEASES
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Fixed lease costs	$6,848	$4,718	$16,381	$14,979
Short-term lease costs	381	660	1,334	2,137
Variable lease costs	1,863	2,254	5,235	6,414
	$9,092	$7,632	$22,950	$23,530
Right of use assets and lease liabilities

(in thousands)	September 30, 2024	December 31, 2023
Right of use assets	$63,124	$64,198
Operating lease liabilities	$14,982	$15,000
Long-term operating lease liabilities	$66,750	$66,901
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term	6.3 years	6.8 years
Weighted-average discount rate (1)	4.6%	4.0%
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities of lease liabilities:

(in thousands)	September 30, 2024
Remainder of 2024	$4,094
2025	18,276
2026	13,754
2027	13,503
2028	12,939
2029	10,177
Thereafter	21,755
Total lease payments	94,498
Less: imputed interest (1)	(12,766)
$81,732
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for operating leases, net of tenant improvement allowances	$13,249	$14,378
Right of use assets recognized for new leases and amendments (non-cash)	$12,290	$1,782
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
In the nine months ended September 30, 2023, the Company recognized a gain of $7.9 million, in other income, net from repurchases of Notes representing $97.7 million in aggregate principal amount.
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
Before September 1, 2024, noteholders could convert their Notes in the following circumstances:
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
Carrying value of the Notes:

(in thousands)	September 30, 2024	December 31, 2023
Principal	$502,270	$502,270
Unamortized issuance costs	(1,045)	(2,902)
Convertible senior notes, net	$501,225	$499,368

Interest expense related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense (0.75% coupon)	$941	$827	$2,825	$2,949
Amortization of issuance costs	621	613	1,857	1,988
	$1,562	$1,440	$4,682	$4,937
The average interest rate on the Notes in the nine months ended September 30, 2024 and 2023 was 1.2%.
Future payments:

	September 30, 2024
(in thousands)	Principal	Interest	Total
2025	$502,270	$1,884	$504,154
	$502,270	$1,884	$504,154
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions initially covered approximately 4.4 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s common stock. In the nine months ended September 30, 2023, Capped Call Transactions covering approximately 0.7 million shares were settled for proceeds of $0.3 million. As of September 30, 2024, Capped Call Transactions covering approximately 3.7 million shares were outstanding.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in capped call transactions:

	Nine Months Ended September 30,
(in thousands)	2024	2023
January 1,	$893	$2,582
Settlements	—	(341)
Fair value adjustment	(667)	(449)
September 30,	$226	$1,792
Credit facility
In November 2019, and as since amended, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. The Company may use borrowings for general corporate purposes and to finance working capital needs. Subject to specific conditions and the agreement of the financial institutions lending the additional amount, the aggregate commitment may be increased to $200 million. The commitments were originally scheduled to expire on November 4, 2024, and any outstanding loans would have been payable on such date. However on April 23, 2024, the Credit Facility was amended to extend the expiration date to February 4, 2025. The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. Beginning with the fiscal quarter ended March 31, 2024, the Company must maintain a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.
As of September 30, 2024 and December 31, 2023, the Company had $27.3 million in outstanding letters of credit under the Credit Facility, reducing available borrowing capacity, but no outstanding cash borrowings.
NOTE 9. RESTRUCTURING
The Company has undertaken the following restructuring activities as it optimizes its go-to-market strategy and reassesses its office space needs:

(in thousands)	Three months ended	Expense
Office space reduction	March 31, 2023	$1,241
Employee severance and related benefits	June 30, 2023	$1,581
Employee severance and related benefits and office space reduction	September 30, 2023	$17,236
Office space reduction	December 31, 2023	$1,497
Office space reduction	June 30, 2024	$1,257
Office space reduction	September 30, 2024	$2,882
Accrued employee severance and related benefits:
Change for all restructuring actions:

	Nine Months Ended September 30,
(in thousands)	2024	2023
January 1,	$8,095	$18,573
Costs incurred	(634)	19,921
Cash disbursements	(4,214)	(21,576)
Currency translation adjustments	(93)	(203)
September 30,	$3,154	$16,715
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,760	$—	$—	$16,760	$54,357	$—	$—	$54,357
Marketable securities	$—	$415,341	$—	$415,341	$—	$193,436	$—	$193,436
Capped Call Transactions	$—	$226	$—	$226	$—	$893	$—	$893
Venture investments (1)	$—	$—	$21,172	$21,172	$—	$—	$19,450	$19,450
(1) Investments in privately-held companies
Changes in venture investments:

	Nine Months Ended September 30,
(in thousands)	2024	2023
January 1,	$19,450	$13,069
New investments	350	400
Sales of investments	—	(2,773)
Changes in foreign exchange rates	106	27
Changes in fair value:
included in other income, net	1,628	10,886
included in other comprehensive (loss)	(362)	(2,261)
September 30,	$21,172	$19,348
The carrying value of certain financial instruments, including receivables and accounts payable, approximates fair value due to their short maturities.
Fair value of the Convertible Senior Notes
The fair value of the Notes outstanding (including the embedded conversion feature) was $492.5 million as of September 30, 2024, and $466.5 million as of December 31, 2023.
The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.
NOTE 11. REVENUE
Geographic revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024		2023		2024		2023
U.S.	$156,135	48%	$154,741	47%	$526,332	53%	$489,645	51%
Other Americas	28,836	9%	23,497	7%	71,936	7%	58,013	6%
United Kingdom (“U.K.”)	37,593	12%	41,622	12%	108,338	11%	112,751	12%
Europe (excluding U.K.), Middle East, and Africa	60,048	18%	67,880	20%	175,255	17%	173,551	18%
Asia-Pacific	42,438	13%	46,903	14%	124,489	12%	124,423	13%
	$325,050	100%	$334,643	100%	$1,006,350	100%	$958,383	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue streams

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Subscription license	$45,420	$74,342	$193,405	$200,066
Perpetual license	456	2,747	1,351	4,729
Revenue recognized at a point in time	45,876	77,089	194,756	204,795
Maintenance	80,702	83,538	242,047	245,210
Pega Cloud	144,108	118,040	409,096	340,982
Consulting	54,364	55,976	160,451	167,396
Revenue recognized over time	279,174	257,554	811,594	753,588
Total revenue	$325,050	$334,643	$1,006,350	$958,383

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Pega Cloud	$144,108	$118,040	$409,096	$340,982
Maintenance	80,702	83,538	242,047	245,210
Subscription services	224,810	201,578	651,143	586,192
Subscription license	45,420	74,342	193,405	200,066
Subscription	270,230	275,920	844,548	786,258
Consulting	54,364	55,976	160,451	167,396
Perpetual license	456	2,747	1,351	4,729
	$325,050	$334,643	$1,006,350	$958,383
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of September 30, 2024:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$495,637	$188,905	$38,175	$2,252	$54,203	$779,172	53%
1-2 years	310,020	63,701	9,686	317	3,062	386,786	26%
2-3 years	146,877	26,436	3,046	—	2,008	178,367	12%
Greater than 3 years	112,002	18,854	102	—	—	130,958	9%
	$1,064,536	$297,896	$51,009	$2,569	$59,273	$1,475,283	100%
As of September 30, 2023:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$391,324	$202,610	$48,427	$4,567	$39,335	$686,263	54%
1-2 years	239,787	58,610	4,356	2,696	3,662	309,111	24%
2-3 years	121,778	28,585	8,518	—	1,100	159,981	13%
Greater than 3 years	89,870	17,478	2,664	—	—	110,012	9%
	$842,759	$307,283	$63,965	$7,263	$44,097	$1,265,367	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. STOCKHOLDERS' EQUITY
Stock-based compensation
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$6,894	$6,410	$20,558	$22,497
Selling and marketing	14,169	10,401	41,621	43,410
Research and development	7,308	7,375	22,779	24,286
General and administrative	8,842	7,113	23,260	19,890
	$37,213	$31,299	$108,218	$110,083
Income tax benefit	$(512)	$(316)	$(1,377)	$(1,569)
As of September 30, 2024, the Company had $119.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.6 years.
Grants

	Nine Months Ended September 30, 2024
(in thousands)	Quantity	Total Fair Value
Restricted stock units (1)	1,306	$80,642
Non-qualified stock options	1,789	$46,365
Performance stock options (2)	566	$13,921
Common stock	11	$750
(1) Includes units issued when employees elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash.
(2) Performance stock options allow the holder to purchase a specified number of common stock shares at an exercise price equal to or greater than the shares' fair market value at the grant date. For the performance stock options granted in the nine months ended September 30, 2024, 25% can vest on the first anniversary of the grant date, and 75% can vest on the second anniversary of the grant date, based on the achievement of specific performance conditions. The options expire ten years from the grant date.
Stock repurchase program
On April 23, 2024, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2024 to June 30, 2025. On October 22, 2024, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2025 to December 31, 2025 and increased the authorized repurchase by $250 million to $310 million as of that date.
During the nine months ended September 30, 2024, the Company repurchased 0.2 million of its common stock for $11.7 million at an average price per share of $68.84. All purchases under this program have been made on the open market. As of September 30, 2024, the Company was authorized to purchase an additional $48.3 million of its common stock under the share repurchase program.
NOTE 13. INCOME TAXES
Effective income tax rate

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Provision for income taxes	$8,369	$15,395
Effective income tax rate	(73)%	(26)%
The Company’s effective income tax rate for the nine months ended September 30, 2024, is impacted by the jurisdictional mix and timing of the actual compared to projected earnings (losses). It is also impacted by the valuation allowance on its deferred tax assets in the U.S. and U.K. and a near break-even year-to-date pretax loss resulting in a not meaningful effective income tax rate.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Calculation of (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net (loss)	$(14,390)	$(7,279)	$(19,901)	$(74,857)
Weighted-average common shares outstanding	85,625	83,336	85,018	82,996
(Loss) per share, basic	$(0.17)	$(0.09)	$(0.23)	$(0.90)

Net (loss)	$(14,390)	$(7,279)	$(19,901)	$(74,857)
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	85,625	83,336	85,018	82,996
(Loss) per share, diluted	$(0.17)	$(0.09)	$(0.23)	$(0.90)

Outstanding anti-dilutive stock options and RSUs (4)	4,528	2,255	3,682	1,652
(1) All dilutive securities are excluded when their inclusion would be anti-dilutive.
(2) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue approximately 3.7 million shares as of September 30, 2024.
(3) The Company’s Capped Call Transactions represent the equivalent of approximately 3.7 million shares of the Company’s common stock (representing the number of shares for which the Notes are convertible) as of September 30, 2024. The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
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
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. The Company had no accrued losses for litigation for the below matters as of September 30, 2024 and December 31, 2023.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Appian Corp. v. Pegasystems Inc. & Youyong Zou
The Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages of $2,036,860,045 for trade secret misappropriation and $1.00 for violating the Virginia Computer Crimes Act. On September 15, 2022, the circuit court of Fairfax County entered judgment of $2,060,479,287, consisting of the damages previously awarded by the jury plus attorneys’ fees and costs, and stating that the judgment is subject to post-judgment interest at a rate of 6.0% per annum, from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the amount of the award of attorneys’ fees and costs. On September 15, 2022, the Company filed a notice of appeal from the judgment. On September 29, 2022, the circuit court of Fairfax County approved a $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. A panel of the Court of Appeals of Virginia heard oral arguments on November 15, 2023, and issued a written opinion on July 30, 2024. The Court of Appeals reversed the judgment on Appian’s Virginia Uniform Trade Secrets Act claim and ordered a new trial on that claim. Appian filed a petition for appeal with the Supreme Court of Virginia on August 29, 2024, and the Company filed a response to the petition on October 21, 2024. Although it is not possible to predict timing, the entirety of the appeals process could potentially take years to complete. The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of appellate proceedings and/or any potential new trial resulting from the appellate proceedings.
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
On March 4, 2024, the parties agreed in principle to a proposed settlement of the litigation for an aggregate sum of $35 million. On April 23, 2024, the parties executed a stipulation of settlement. On April 23, 2024, the plaintiffs filed a motion seeking preliminary approval of the settlement. On May 15, 2024, the Court granted plaintiffs’ motion for preliminary approval of the settlement. On September 6, 2024, the Company received notice that certain shareholders, representing approximately 3% of the settlement class, would be excluded from the settlement. On September 19, 2024, the Court approved the settlement, including an award of attorneys’ fees and the plan of allocation, and thereafter, on September 25, 2024, entered Final Judgment.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In re Pegasystems Inc., Derivative Litigation
On November 21, 2022, a lawsuit was filed against the members of the Company’s board of directors, the Company’s chief operating and financial officer and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin, derivatively on behalf of nominal defendant Pegasystems Inc. v. Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Alan Trefler, Larry Weber, and Kenneth Stillwell, defendants, and Pegasystems Inc., nominal defendant (Case 1:22-cv-11985). The complaint generally alleges the defendants sold shares of the Company while in possession of material nonpublic information relating to (i) the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and (ii) alleged misconduct by Company employees alleged in that litigation. On April 28, 2023, a lawsuit was filed in the United States District Court for the District of Massachusetts by Dag Sagfors, derivatively on behalf of nominal defendant Pegasystems Inc., asserting breach of fiduciary duty and related claims relating to the Virginia Appian litigation against the same defendants as the Larkin lawsuit. On May 17, 2023, the Larkin and Sagfors cases were consolidated and a joint motion to stay the consolidated case is pending before the Court. The Company also has received confidential demand letters raising substantially the same allegations set forth in the foregoing derivative complaints. On April 12, 2023, the Company’s board of directors (other than Mr. Trefler, who recused himself), formed a committee consisting solely of independent directors, to review, analyze, and investigate the matters raised in the demands and to determine in good faith what actions (if any) are reasonably believed to be appropriate under similar circumstances and reasonably believed to be in the best interests of the Company in response to the demand letters. On June 28, 2024, a lawsuit was filed against members of the Company’s board of directors, certain employees of the Company and the Company in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts, captioned John Dwyer and Ray Gerber, Plaintiffs, v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Larry Weber, Leon Trefler, Don Schuerman, Kerim Akgonul, and Benjamin Baril, Defendants, Pegasystems Inc., Nominal Defendant (Case 2484CV01734). The complaint generally alleges the defendants breached their fiduciary duties in connection with alleged misconduct by Company employees alleged in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and alleges damages from the approximately $2 billion verdict in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, the recent class action settlement, and litigation costs from various proceedings. On October 18, 2024 the defendants served a motion to dismiss the complaint. The Company is unable to reasonably estimate possible damages or a range of possible damages in these matters given the stage of the lawsuits and there being no specified quantum of damages sought in the complaints.
SEC Inquiry
Beginning in March 2023, the U.S. Securities and Exchange Commission (“SEC”) has requested certain information relating to, among other things, the accounting treatment of the Company’s above-described litigation with Appian Corporation.
By letter dated September 9, 2024, the Staff of the Division of Enforcement of the SEC (“Staff”) notified the Company that the Staff had concluded its investigation of the Company commenced March 2023 and that, based on the information that it had as of September 9, 2024, the Staff did not intend to recommend any enforcement action against the Company.

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
The forward-looking statements in this Quarterly Report represent our views as of October 23, 2024.
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

	September 30, 2024	September 30, 2023	Change		Constant Currency Change
Pega Cloud	$640,574	$494,571	$146,003	30%	26%
Maintenance	306,753	319,250	(12,497)	(4)%	(6)%
Subscription services	947,327	813,821	133,506	16%	14%
Subscription license	412,678	355,055	57,623	16%	15%
	$1,360,005	$1,168,876	$191,129	16%	14%
Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	September 30, 2023	September 30, 2024	1-Year Change
ACV	$1,169	$1,360	16%
Impact of changes in foreign exchange rates	—	(28)
Constant currency ACV	$1,169	$1,332	14%
Note: Constant currency ACV is calculated by applying the September 30, 2023 foreign exchange rates to all periods shown.

Cash flow (1)

(Dollars in thousands)	Nine Months Ended September 30,		Change
	2024	2023
Cash provided by operating activities	$250,697	$137,920	82%
Investment in property and equipment	(4,921)	(14,271)
Free cash flow (1)	$245,776	$123,649	99%

Supplemental information (2)
Litigation settlement, net of recoveries	$32,403	$—
Legal fees	9,232	5,867
Restructuring	4,214	21,576
Interest on convertible senior notes	3,767	4,134
Income taxes	32,246	7,913
	$81,862	$39,490
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
◦Litigation settlement, net of recoveries: Cost to settle litigation, net of insurance recoveries, arising from proceedings outside the ordinary course of business. See Note 15. Commitments and Contingencies in our Quarterly Report for the three months ended September 30, 2024 for additional information.
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

Remaining performance obligations (“Backlog”)

Backlog Growth
Current - 14% (10% Constant Currency)
Total - 17% (13% Constant Currency)
$2,000M
$1,500M
$1,000M
$500M
$0M
$1,265M
$686
$579
$1,475M
$779
$696
September 30, 2023
September 30, 2024
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	September 30, 2023	September 30, 2024	1-Year Growth Rate
Backlog - GAAP	$1,265	$1,475	17%
Impact of changes in foreign exchange rates	—	(43)
Constant currency backlog	$1,265	$1,432	13%
Note: Constant currency Backlog is calculated by applying the September 30, 2023 foreign exchange rates to all periods shown.
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
No significant changes have been made to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2024		2023				2024		2023
Pega Cloud	$144,108	44%	$118,040	35%	$26,068	22%	$409,096	41%	$340,982	36%	$68,114	20%
Maintenance	80,702	25%	83,538	25%	(2,836)	(3)%	242,047	24%	245,210	25%	(3,163)	(1)%
Subscription services	224,810	69%	201,578	60%	23,232	12%	651,143	65%	586,192	61%	64,951	11%
Subscription license	45,420	14%	74,342	22%	(28,922)	(39)%	193,405	19%	200,066	21%	(6,661)	(3)%
Subscription	270,230	83%	275,920	82%	(5,690)	(2)%	844,548	84%	786,258	82%	58,290	7%
Consulting	54,364	17%	55,976	17%	(1,612)	(3)%	160,451	16%	167,396	18%	(6,945)	(4)%
Perpetual license	456	—%	2,747	1%	(2,291)	(83)%	1,351	—%	4,729	—%	(3,378)	(71)%
	$325,050	100%	$334,643	100%	$(9,593)	(3)%	$1,006,350	100%	$958,383	100%	$47,967	5%
•The increases in Pega Cloud revenue for the three and nine months ended September 30, 2024 were primarily due to additional investments made by our existing clients as they continued to expand their use of Pega Cloud.
•The decreases in maintenance revenue in the three and nine months ended September 30, 2024 were primarily due to our clients’ shift to Pega Cloud-based offerings, which do not generally result in maintenance revenue.
•The decreases in subscription license revenue in the three and nine months ended September 30, 2024 were primarily due to several large multi-year contracts recognized in revenue in the three and nine months ended September 30, 2023.
•The decreases in consulting revenue in the three and nine months ended September 30, 2024 were primarily due to decreases in consultant billable hours and utilization.
Gross profit

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2024		2023				2024		2023
Pega Cloud	$113,625	79%	$88,553	75%	$25,072	28%	$319,261	78%	$250,943	74%	$68,318	27%
Maintenance	74,317	92%	77,119	92%	(2,802)	(4)%	222,952	92%	225,696	92%	(2,744)	(1)%
Subscription services	187,942	84%	165,672	82%	22,270	13%	542,213	83%	476,639	81%	65,574	14%
Subscription license	45,036	99%	73,713	99%	(28,677)	(39)%	191,901	99%	198,095	99%	(6,194)	(3)%
Subscription	232,978	86%	239,385	87%	(6,407)	(3)%	734,114	87%	674,734	86%	59,380	9%
Consulting	(5,087)	(9)%	(1,228)	(2)%	(3,859)	(314)%	(17,413)	(11)%	(8,866)	(5)%	(8,547)	(96)%
Perpetual license	453	99%	2,723	99%	(2,270)	(83)%	1,339	99%	4,678	99%	(3,339)	(71)%
	$228,344	70%	$240,880	72%	$(12,536)	(5)%	$718,040	71%	$670,546	70%	$47,494	7%
•The increases in Pega Cloud gross profit percent in the three and nine months ended September 30, 2024 were primarily due to increased cost efficiency, primarily for hosting services and employee compensation and benefits, as Pega Cloud continues to grow and scale.
•The decreases in consulting gross profit percent in the three and nine months ended September 30, 2024 were primarily due to decreases in consultant utilization rates.
Operating expenses

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023			2024	2023
Selling and marketing	$127,669	$131,598	$(3,929)	(3)%	$395,125	$425,253	$(30,128)	(7)%
% of Revenue	39%	39%			39%	44%
Research and development	$74,157	$74,955	$(798)	(1)%	$221,695	$224,262	$(2,567)	(1)%
% of Revenue	23%	22%			22%	23%
General and administrative	$35,694	$27,321	$8,373	31%	$84,641	$73,893	$10,748	15%
% of Revenue	11%	8%			8%	8%
Litigation settlement, net of recoveries	$—	$—	$—	*	$32,403	$—	$32,403	*
% of Revenue	—%	—%			3%	—%
Restructuring	$2,485	$17,822	$(15,337)	(86)%	$3,283	$21,450	$(18,167)	(85)%
% of Revenue	1%	5%			—%	2%
* not meaningful

•The decreases in selling and marketing during the three and nine months ended September 30, 2024 were primarily due to decreases in compensation and benefits of $2.4 million and $27.5 million, respectively, from reduced headcount as a result of our effort to optimize our go-to-market strategy. For additional information, see "Note 9. Restructuring" in Part I, Item 1 of this Quarterly Report.
•The decrease in research and development for the three months ended September 30, 2024 was primarily due to a decrease in compensation and benefits of $1.1 million. The decrease in research and development for the nine months ended September 30, 2024 was primarily due to a decrease in cloud hosting expenses of $1.8 million and a decrease in compensation and benefits of $1.5 million.
•The increases in general and administrative during the three and nine months ended September 30, 2024 were primarily due to increases in compensation and benefits of $3.1 million and $7.2 million, respectively, due to increases in incentive-based compensation.
•The increase in litigation settlement, net of recoveries in the nine months ended September 30, 2024 was primarily due to the cost to settle litigation arising from proceedings outside the ordinary course of business. See "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report and “Risk Factors” in Part I, Item 1A of our Annual Report for the year ended December 31, 2023 for additional information.
•The decreases in restructuring expenses during the three and nine months ended September 30, 2024 were primarily due to efforts to optimize our go-to-market organization and office space. For additional information, see "Note 9. Restructuring" in Part I, Item 1 of this Quarterly Report.
Other income and expenses

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023			2024	2023
Foreign currency transaction (loss) gain	$(4,405)	$1,994	$(6,399)	*	$(7,230)	$(3,971)	$(3,259)	(82)%
Interest income	6,769	2,532	4,237	167%	18,835	5,831	13,004	223%
Interest expense	(1,639)	(1,533)	(106)	(7)%	(5,047)	(5,229)	182	3%
(Loss) on capped call transactions	(689)	(2,294)	1,605	70%	(667)	(449)	(218)	(49)%
Other income, net	—	6,383	(6,383)	(100)%	1,684	18,668	(16,984)	(91)%
	$36	$7,082	$(7,046)	(99)%	$7,575	$14,850	$(7,275)	(49)%
* not meaningful
•The changes in foreign currency transaction (loss) gain in the three and nine months ended September 30, 2024 was primarily due to fluctuations in foreign currency exchange rates associated with foreign currency-denominated cash and receivables held by our subsidiary in the United Kingdom.
•The increases in interest income in the three and nine months ended September 30, 2024 were primarily due to higher investment balances and higher interest rate yields.
•The changes in (loss) on capped call transactions in the three and nine months ended September 30, 2024 were due to fair value adjustments for our capped call transactions.
•The decrease in other income, net in the three months ended September 30, 2024 was due to a gain of $6.4 million on our venture investments in the three months ended September 30, 2023. The decrease in other income, net in the nine months ended September 30, 2024 was due to a gain of $7.9 million from repurchases of our convertible senior notes and a decrease of $9.3 million in the gain from our venture investments in the nine months ended September 30, 2024. For additional information, see “Note 8. Debt” and "Note 10. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report.
Provision for income taxes

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Provision for income taxes	$8,369	$15,395
Effective income tax rate	(73)%	(26)%
Our effective income tax rate for the nine months ended September 30, 2024, is impacted by the jurisdictional mix and timing of the actual compared to projected earnings (losses). It is also impacted by the valuation allowance on our deferred tax assets in the U.S. and U.K. and a near break-even year-to-date pretax loss resulting in a not meaningful effective income tax rate.
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

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$250,697	$137,920
Investing activities	(215,999)	(24,176)
Financing activities	26,949	(85,031)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,591	(1,621)
Net increase in cash, cash equivalents, and restricted cash	$66,238	$27,092

(in thousands)	September 30, 2024	December 31, 2023
Held in U.S. entities	$464,232	$263,453
Held in foreign entities	238,758	159,885
Total cash, cash equivalents, and marketable securities	702,990	423,338
Restricted cash included in other current assets	184	—
Restricted cash included in other long-term assets	11,232	2,925
Total cash, cash equivalents, marketable securities, and restricted cash	$714,406	$426,263
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
Operating activities
The change in cash provided by operating activities in the nine months ended September 30, 2024 was primarily due to growth in client collections and the impact of our cost-efficiency initiatives. For additional information, see “Note 9. Restructuring” and "Note 15. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
Investing activities
The change in cash (used in) investing activities in the nine months ended September 30, 2024 was primarily due to our investments in financial instruments and reduced investment in property and equipment as we optimized our office space.
Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025. As of September 30, 2024, we had $502.3 million in aggregate principal amount of convertible senior notes outstanding. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.
In November 2019, and as since amended, we entered into a $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. On April 23, 2024, the Credit Facility was amended to extend the expiration date to February 4, 2025. As of September 30, 2024 and December 31, 2023, we had $27.3 million in outstanding letters of credit under the Credit Facility, reducing available borrowing capacity, but no outstanding cash borrowings. For additional information, see "Note 8. Debt" in Part I, Item 1 of this Quarterly Report.

Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Nine Months Ended September 30, 2024
December 31, 2023	$60,000
Authorizations (1)	—
Repurchases (2)	(11,749)
September 30, 2024	$48,251
(1) On April 23, 2024, our Board of Directors extended the expiration date of our share repurchase program from June 30, 2024 to June 30, 2025. On October 22, 2024, our Board of Directors extended the expiration date of our share repurchase program from June 30, 2025 to December 31, 2025 and increased the authorized repurchase by $250 million to $310 million as of that date.
(2) All purchases under this program have been made on the open market.
Common stock repurchases

	Nine Months Ended September 30,
	2024		2023
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	164	$11,249	—	$—
Repurchases unpaid at period end	7	500	—	—
Stock repurchase program	171	11,749	—	—
Tax withholdings for net settlement of equity awards	48	2,987	39	1,654
	219	14,736	39	1,654
In the nine months ended September 30, 2024 and 2023, instead of receiving cash from the equity holders, we withheld shares with a value of $3.3 million and $1.0 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Nine Months Ended September 30,
(in thousands)	2024	2023
Dividend payments to stockholders	$7,626	$7,458
Contractual obligations
As of September 30, 2024, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2024	2025	2026	2027	2028	2029 and after	Other	Total
Convertible senior notes (1)	$—	$504,154	$—	$—	$—	$—	$—	$504,154
Purchase obligations (2)	51,146	142,370	127,548	135,488	990	—	—	457,542
Operating lease obligations	4,094	18,276	13,754	13,503	12,939	31,932	—	94,498
Venture investment commitments (3)	—	500	500	—	—	—	—	1,000
Liability for uncertain tax positions (4)	—	—	—	—	—	—	867	867
	$55,240	$665,300	$141,802	$148,991	$13,929	$31,932	$867	$1,058,061
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

A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Nine Months Ended September 30,
	2024	2023
(Decrease) in revenue	(4)%	(4)%
(Decrease) increase in net income	(23)%	(5)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Foreign currency (loss)	$(12,771)	$(11,351)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2024. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended September 30, 2024:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs
July 1, 2024 - July 31, 2024	1	$65.27	—	$60,000
August 1, 2024 - August 31, 2024	34	68.95	25	$58,250
September 1, 2024 - September 30, 2024	152	68.82	146	$48,251
	187	$68.82	171
(1) For additional information, see "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report.
(2) Includes shares withheld to cover the option exercise price and tax withholding obligations for stock compensation awards subject to net settlement provisions.
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
On August 29, 2024, Kenneth Stillwell, our Chief Financial Officer and Chief Operating Officer, entered into a trading plan that provides for the sale of 18,000 shares of our common stock. The plan will terminate on August 31, 2025, subject to early termination for certain specified events set forth in the plan.
Other than as disclosed above, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Share Repurchase Program
On October 22, 2024, our Board of Directors extended the expiration date of our share repurchase program from June 30, 2025 to December 31, 2025 and increased the authorized repurchase by $250 million to $310 million as of that date. Any actual repurchases under the current repurchase program will be disclosed in the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q filed with the Securities and Exchange Commission for the annual and applicable quarterly periods ending between December 31, 2024 and 2025.

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

Pegasystems Inc.

Dated:	October 23, 2024	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)