Form 10-K
period 2024-12-31
PEGASYSTEMS INC
filed 2025-02-12
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

Commission File No. 1-11859
____________________
PEGASYSTEMS INC.
(Exact name of Registrant as specified in its charter)
____________________

Massachusetts	04-2787865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
225 Wyman Street, Waltham, MA 02451
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates, based upon the closing price of the Registrant’s common stock on the NASDAQ Global Select Market of $60.53, on June 30, 2024 was approximately $2.7 billion.
There were 85,898,878 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on January 31, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement related to its 2025 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

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
•the successful execution of investments in artificial intelligence;
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
Investors are cautioned not to place undue reliance on such forward-looking statements, and there are no assurances that the results included in such statements will be achieved. Although subsequent events may cause our view to change, except as required by applicable law, we do not undertake and expressly disclaim any obligation to publicly update or revise these forward-looking statements, whether as the result of new information, future events, or otherwise. The forward-looking statements in this Annual Report represent our views as of February 12, 2025.

ITEM 1. BUSINESS
Our Business
We develop, market, license, host, and support enterprise software that helps organizations optimize decisions and processes in real-time so they can deliver outcomes that transform their business. Our powerful platform for enterprise artificial intelligence (“AI”) decisioning and workflow automation enables the world’s leading brands and government agencies to hyper-personalize customer experiences, automate customer service, and streamline operations, mission-critical business processes, and workflows. With Pega, our clients can leverage our AI technology and scalable architecture to accelerate their digital transformation. In addition, our sales and client success teams, world-class partners, and clients are able to leverage Pega GenAI BlueprintTM (“Blueprint”) to rapidly prototype and accelerate the development and deployment of applications quickly and collaboratively.
To grow our business, we intend to:
•Increase market share by developing and delivering a platform for enterprise AI decisioning and workflow automation for buyers in marketing, sales, service, operations, and IT that can work together seamlessly with maximum competitive differentiation;
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
Our Products
Pega Infinity

Pega Infinity™

Software built on a Center-out® business architecture

DX API
AI DECISIONING
WORKFLOW AUTOMATION
CASE MANAGEMENT
LIVE DATA
SITUATIONAL
LAYER CAKE™

Industry solutions

Business solutions

1:1 Customer Engagement

Personalize engagement to maximize top-line growth with a centralized, real-time AI-powered customer decision hub that delivers next-best-actions at every customer interaction, across all channels.

Pega Customer Decision Hub™

Customer Service

Automate customer service to reduce cost & streamline experiences for customers and employees with a state-of-the-art customer service application and out-of-the-box, industry-specific microjourneys.

Pega Customer Service™

Pega Sales Automation™

Workflow Automation

Streamline operations to eliminate cost & complexity by driving agentic automation, transparency, and speed, while empowering business and IT with low-code case management and RPA at enterprise scale.

Pega Platform™

Pega RPA™

Pega GenAI Blueprint™

Pega GenAI
Blueprint™

Pega Cloud™

PEGA

Pega Infinity™, the latest version of our software portfolio, helps build agility into our clients’ organizations so they can work smarter, unify experiences, and adapt to meet changing requirements.
Our applications and low-code platform intersect with and encompass several software markets, including:
•Customer Engagement, including Customer Relationship Management (“CRM”);
•Digital Process Automation (“DPA”), including Business Process Management (“BPM”), Workflow, and Dynamic Case Management (“DCM”), and Business Orchestration and Automation Technologies (“BOAT”);
•Low-code application development platforms (“LCAP”), including Multi-experience Development Platforms (“MXDP”);
•Robotic Process Automation (“RPA”), and Task-Centric Process Automation;
•Business Rules Management Systems (“BRMS”);
•Decision Management, including predictive and adaptive analytics and Real-time Interaction Management (“RTIM”); and
•the Vertical-Specific Software (“VSS”) market of industry solutions and packaged applications.
1:1 Customer Engagement
Our omnichannel customer engagement applications are designed to maximize the lifetime value of customers and help reduce the costs of serving customers while ensuring a consistent, unified, and personalized customer experience. At the center of our customer engagement applications is the Pega Customer Decision Hub™, our real-time, AI-powered decision engine, which can predict a customer’s behavior and recommend the “next best action” to take across channels in real-time. It is designed to enable enterprises to improve customer acquisition and experience across inbound, outbound, and paid media channels. It incorporates AI in the form of predictive and machine-learning analytics and business rules and executes these decisions in real-time to evaluate the context of each customer interaction and dynamically deliver the most relevant action, offer, content, and channel.
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
Workflow Automation
Pega Platform™, our software for AI-powered workflow automation, boosts the efficiency of our clients’ processes and operational workflows. This technology allows organizations to take an end-to-end approach to transformation by using intelligence and design thinking to streamline processes and create better customer and employee experiences. With Blueprint, clients can leverage the power of AI to design best practice processes for any industry domain in minutes. Pega’s automation goes beyond traditional Business Process Management (“BPM”) to unify technologies such as Robotic Process Automation (“RPA”) and AI and enable organization-wide digital transformation. With its workflow automation capabilities, the Pega Platform allows clients to break down silos, improve customer-centricity, add agility to legacy technology, and provide end-to-end automation to support the needs of customers and employees.
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
•Workflow Automation: we enable clients to automate mission-critical workflows, resulting in improved operational efficiency, faster time to value, and lower cost.

We deliver our solution through our Center-out Business® Architecture™, enabling clients to transcend channels and internal data silos to achieve quick wins and long-term transformation. This approach insulates business logic from back-end and front-end complexity, delivering consistent customer experiences and agility to the business.
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
End-to-end workflow automation aligned with business outcomes
We combine human-assisted robotic desktop automation and unattended robotic process automation with our unified workflow automation and case management capabilities. This combination provides our platform and applications the differentiated ability to automate customer-facing and back-office operational processes from “end to end,” connecting across organizational and system silos to connect customers and employees to outcomes seamlessly and efficiently.
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
Rapid, AI-enabled transformation
Pega's approach to digital transformation projects brings business, IT, and AI together to accelerate collaboration, development, and time-to-value. We and our customers are able to begin projects in Blueprint, which leverages generative AI to analyze business requirements and legacy documentation to generate a starting point template aligned with clients' strategic business outcomes. From there, Blueprint streamlines business and IT collaboration, providing guidance to teams through the end-to-end requirements gathering process – either through virtual collaboration or in a workshop setting.
Through use of Blueprint, our clients are able to generate a starting point application that gives developers a head start on deep configuration and integration. Through our low-code configuration and AI-powered assistance, developers in Pega are aided in quickly building out and adapting application functionality. We refer to this process as our Pega Express™ design and implementation. Pega Express assists in the acceleration of application build out in alignment with client success criteria, emphasizing reusable components that ensure both immediate and long-term value creation, and uses an agile approach.
Pega Cloud
Pega Cloud® allows clients to develop, test, and deploy, on an accelerated basis, our applications and the Pega Platform using a secure, flexible internet-based infrastructure, minimizing cost while focusing on core revenue-generating competencies.
Some clients will choose to manage the Pega deployment themselves using the cloud architecture they prefer. This multi-cloud approach, which includes both Pega Cloud and client-managed cloud, gives our clients the ability to select and change, as needed, the best cloud architecture for the security, data access, speed-to-market, and budget requirements of each application they deploy.
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
Our Partners
We collaborate with global systems integrators and technology consulting firms that provide consulting services to our clients, as well as Independent Software Vendors (“ISVs”), cloud hyperscalers, and technology partners that extend clients’ investments with integrated solutions. In addition, Authorized Training Partners (“ATPs”) support Pega customers in local languages, while our Workforce Development Partners let clients outsource their recruiting. Strategic partnerships with these firms are important to our sales efforts because they influence buying decisions, identify sales opportunities, and complement our software with their domain expertise, solutions, and service capabilities. These partners may deliver strategic business planning, consulting, project management, training, and implementation services to our clients.
Our partners are recognized through our Pega partner program, helping those organizations differentiate themselves in the market place. They do so by achieving distinctions in industries or across specific solutions areas and geographies. Pega’s largest partners include Aaseya, Accenture, Areteans, Capgemini, Coforge, Cognizant Technology Solutions, Evonsys Inc, Ernst & Young, HCL Tech, Infosys, LTIMindtree, Tata Consultancy Services, and Virtusa.
Our Markets
Target Clients
Our target clients are Global 2000 organizations and government agencies that require solutions to distinguish themselves in the markets they serve. Our solutions achieve and facilitate differentiation by increasing business agility, driving growth, improving productivity, attracting and retaining customers, and reducing risk. Along with our partners, we deliver solutions tailored by industry.
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
•Healthcare – Pega’s software for AI-powered decisioning and workflow automation is used by healthcare organizations for Consumer Engagement, Onboarding and Enrollment, Customer Service, Care Management Services, and Claims/Core Admin. Our platform enables clients to improve member and patient outcomes, loyalty, and retention, simplify experiences with reduced time and effort, resolve service requests faster and easier across channels, advance efficient flexible healthcare coordination, and deliver streamlined, modern experiences for members, providers, and employees.

•Insurance – Pega’s software for AI-powered decisioning and workflow automation is used by insurance companies for Customer Engagement, Sales, Distribution, Underwriting, Policyholder Service, and Claims. Our platform enables clients to nurture and grow their book of business, increase agent sales effectiveness, power better partner performance and loyalty, automate application intake and processing with intelligence, personalize seamless policy lifecycle experiences, and improve claims handling efficiencies with more modern customer and employee experiences.
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
We compete in the CRM, including marketing, sales, and customer service, and DPA, including BPM, case management, decision management, robotic automation, low-code application development, and mobile application development platform software markets, as well as in markets for the vertical applications we provide (e.g., Pega Know Your CustomerTM for Financial Services, Pega Smart Dispute™).
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
Intellectual Property
We rely primarily on a combination of copyright, patent, trademark, and trade secrets laws, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights and our brand. We have obtained patents relating to our system architecture and products in strategic global markets. We enter into confidentiality, intellectual property ownership, and license agreements with our employees, partners, clients, and other third parties. To protect our proprietary rights, we also control access to and ownership of software, services, documentation, and other information. We also purchase or license third-party technology, including open-source software and large language models, that we incorporate into our products and services.

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
To support our sales efforts, we conduct a broad range of marketing programs, including awareness advertising, client and industry-targeted solution campaigns, trade shows, including our PegaWorld® user conference, solution seminars and webinars, industry analyst and press relations, web and digital marketing, community development, social media presence, and other direct and indirect marketing efforts. In addition, our consulting employees, business partners, and other third parties also conduct joint and separate marketing campaigns that generate sales leads. Our sales and marketing efforts are premised on the strength of our products, and the success of our clients, both as our products exist currently and as our products will continue to develop in the future through our research and development efforts.
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
Backlog
As of December 31, 2024, we expected to recognize $1.6 billion in revenue from backlog on existing contracts in future periods. For additional information, see "Note 15. Revenue" in Item 8 of this Annual Report.
People and Culture
As of January 31, 2025, we had 5,443 employees: 1,995 in the Americas, 1,223 in Europe, 1,904 in India, and 321 across Asia-Pacific.
Our people are the foundation of our success. We foster an environment where employees feel valued, supported, and empowered to do their best work. Collaboration and fresh thinking drive how we work together, ensuring that our people can contribute meaningfully while growing in their careers.
We believe that when all perspectives are considered, we make better decisions and create stronger outcomes. By actively listening to our employees, and refining our people strategies, we build a workplace of connection, engagement, and performance.
Learning and Development
Engaging with different perspectives strengthens learning, sharpens thinking, and enhances problem-solving across teams. We are committed to providing our people with meaningful opportunities to learn, develop skills and grow their careers. Our people are encouraged to take ownership of their professional growth, leveraging mentorship, on-demand learning, and structured development programs.
Total Rewards
We offer a competitive and comprehensive total rewards package that drives performance, supports well-being, and emphasizes career growth. Our compensation philosophy is designed to recognize performance and align with Pega’s success, with a mix of base pay, short term cash incentives, and long-term incentives.
Beyond compensation, we provide a market competitive benefits suite that promotes health and well-being. We regularly assess and evolve our offerings to ensure they meet the needs of our workforce, recognizing that employees' priorities change over time.
Talent Cultivation
Talent Cultivation is the cornerstone of our people strategy. Our dynamic approach combines continuous feedback with development, enabling employees to thrive in an ever-evolving digital landscape. We foster a culture of growth where every employee can navigate their career journey through our comprehensive learning and development, mentoring, and job shadowing offerings.
Our approach to development prioritizes professional growth and personal well-being. Pega Academy helps accelerate skill development across our global community of employees, clients, and partners, focusing on emerging technologies and capabilities. Our leadership development programs are designed to cultivate leaders who drive high performance while fostering inclusive team environments. Our commitment to continuous learning is backed by education reimbursement programs and external partnerships, ensuring our workforce stays ahead of industry trends and technological advancements.
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
Our clients largely prefer subscription-based offerings, requiring us to have a scalable organization and make a considerable investment of technical, financial, legal, managerial, and sales resources.
Continued growth of our subscription-based offerings will depend on our ability to continue to:
•innovate and include new functionality and improve the usability of our products in a manner that addresses our clients’ needs and requirements; and
•optimally price our products considering marketplace conditions, competition, our costs, and client demand.
Other than in instances where clients manage Pega deployment themselves, our cloud-based subscription model also requires that we rely on third parties to host our software for our clients and incur significant recurring third-party hosting expenses. These expenses may cause the gross margin we realize from our Pega Cloud sales to be lower than the gross margin we realize from our perpetual and term license products or in instances where clients manage Pega deployment themselves, in which cases we do not incur similar recurring third-party hosting expenses. If we are unable to meet these challenges effectively, our operating results and financial condition could be materially adversely affected.
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
If we are not successful in executing our investments in AI, including generative AI, our business, financial condition, and results of operations may be harmed.
We are investing significantly in AI, including through our development and deployment of our Pega Customer Decision HubTM, Pega Customer ServiceTM, PegaPlatfomTM, and Pega GenAI BlueprintTM. This investment is occurring as the legal and regulatory landscape applicable to AI is uncertain and evolving rapidly, and at the same time as our competitors are also investing in AI. There are significant risks in deploying AI, and there can be no assurance that using AI in our solutions will enhance or be beneficial to our business, including our profitability. The rapid evolution of AI will require the application of resources to develop, test, and maintain our products and services to help ensure that we implement AI in a manner that minimizes any unintended, harmful impact and that maximizes our ability to provide products and services to our customers. Other companies may develop AI enabled products that are similar to ours or adopt and implement AI more successfully or at a quicker pace than we do. If we fail to develop products in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our solutions. In addition, complying with multiple regulations from different jurisdictions related to AI could increase our cost of doing business, may influence the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with applicable regulations.
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
Further, some of our client engagements have high public visibility. If our partners or we encounter problems in helping these clients implement our license and Pega Cloud offerings or if there is negative publicity regarding these engagements (even if unrelated to our services or offerings), our reputation could be harmed, and our future financial performance could be negatively impacted. Finally, the investments required to meet the increased demand for our consulting services could strain our ability to deliver our consulting engagements at desired profitability, thereby impacting our overall profitability and financial results.
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
We market our products and services to clients based outside of the U.S., representing 44% of our revenue over the last three years. We have established offices in the Americas, Europe, Asia, and Australia. We anticipate hiring personnel to accommodate increased international demand, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely and effective manner, the growth, if any, of our international operations may be restricted, and our business, operating results, and financial condition could be materially adversely affected.
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
•effective and efficient integration of AI into products;
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
As of December 31, 2024, our Chief Executive Officer beneficially owned approximately 46 percent of our outstanding common stock. As a result, he has the ability to exert significant influence over all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. Under Massachusetts law and our governing documents, approval of a merger, share exchange or sale of all or substantially all of our assets requires approval of two-thirds of all shares entitled to vote. As a result, this concentration of ownership may delay or prevent a change in control, impede a merger, consolidation, takeover, or other business combination involving us, discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or result in actions that may be opposed by other stockholders.
If we are unsuccessful in the appeal of the trial court judgment in our litigation with Appian Corp., our operating results and financial condition would be adversely impacted.
We are currently party to litigation with Appian Corp. — see Part I, Item 3 “Legal Proceedings” and "Note 20. Commitments And Contingencies" in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. On September 15, 2022, the circuit court of Fairfax County entered judgment for Appian in the amount of $2,060,479,287 with post-judgment interest. The Company filed a notice of appeal from the judgment the same day with the Court of Appeals of Virginia. On September 29, 2022, the circuit court approved the $25,000,000 letter of credit obtained by the Company to secure the judgment and suspended the judgment during the pendency of the Company’s appeal. A panel of the Court of Appeals of Virginia heard oral arguments on November 15, 2023, and issued a written opinion on July 30, 2024. The Court of Appeals reversed the judgment on Appian’s Virginia Uniform Trade Secrets Act claim and ordered a new trial on that claim. Appian filed a petition for appeal with the Supreme Court of Virginia on August 29, 2024, and we filed a response to the petition on October 21, 2024. Under the Court’s rules, Appian is entitled to a 10-minute oral argument in support of its petition. The Supreme Court of Virginia scheduled that argument for February 11, 2025. Although it is not possible to predict timing, the entirety of the appeals process could potentially take years to complete. We continue to believe we did not misappropriate any alleged trade secrets and that sales of our products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. We are unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of appellate proceedings and/or any potential new trial resulting from the appellate proceedings.
We believe we have strong grounds to prevail in the appeal and a potential retrial. But if we are ultimately unsuccessful in prevailing in the matter in its entirety or in substantially reducing any judgment, we may be required to incur additional debt or otherwise engage in capital markets transactions, which may include a public offering or private placement of our equity securities or a sale or license of assets. While we believe we have the financial strength to pay the judgment and accrued interest thereon if it ever became necessary, it is possible that we may not be able to engage in financing activities on desirable terms, which could have a material adverse effect on our business, financial condition, and operating results. Further discussion of these risks is contained below under the heading “Risks Related to Our Financial Obligations and Indebtedness.”

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
Our security measures, those of our suppliers, third-party technology providers, and our clients may be breached because of third-party actions or those of employees, consultants, clients, or others, including intentional misconduct by computer hackers, system errors, human errors, technical flaws in our products, or otherwise. Because we do not control the configuration of Pega applications by our clients, the transmissions between our clients and our third-party technology providers, the processing of data on the servers at third-party technology providers, or the internal controls maintained by our clients and third-party technology providers that could prevent unauthorized access or provide appropriate data encryption, we cannot fully ensure the complete integrity or security of such transmissions processing or controls. In addition, privacy, security, and data transmission concerns in some parts of the world may inhibit demand for our Pega Cloud offering or lead to requirements to provide our products or services in configurations that may increase the cost of serving such markets. The techniques used to obtain unauthorized access or sabotage systems change frequently and are generally only recognized once launched against a target. While we have invested in protecting our data and systems and clients' data to reduce these risks and actively monitor for risks of data breaches, regulatory non-compliance incidents and cyber security incidents, there can be no assurance that our efforts will prevent breaches. Moreover, like most software companies, we incorporate open-source code into our software products and services, which also creates a potential risk. We deal with security issues regularly and have experienced security incidents from time to time. We have a standing Compliance and Risk Governing Committee composed of senior representatives across the Company that reports to and assists the Audit Committee and the Board as a whole in the oversight of compliance and risk management programs, including cybersecurity measures. In addition, we have a standing Security Steering Group, whose members include our Chief Information Security Officer, Chief Product Officer, and Vice President of Cloud Technology, and which is charged with providing strategic direction for the implementation and ongoing operation of our cyber security program. Even with the efforts the Company has undertaken, there is a risk that a security breach will be successful, and such an event will be material. We carry data breach insurance coverage to mitigate the financial impact of a security breach, though this may prove insufficient in the event of a breach.
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
We may require additional capital in the future.
As of December 31, 2024, we had $467.9 million in aggregate principal indebtedness under our convertible senior notes due March 1, 2025 (the “Notes”). We may repay the Notes at their March 1, 2025 maturity date using available cash balances. Concurrent with maturity of the Notes, the then outstanding Capped Call Transactions we entered into with certain financial institutions in connection with the Notes’ issuance will expire by their terms. While the Notes are currently convertible, the conversion rate is 7.4045 shares of common stock per each $1,000 principal amount of Notes, or an effective conversion price of $135.05. Accordingly, we do not currently expect holders of Notes to elect to convert prior to the March 1, 2025 maturity date, but there can be no assurance that holders of Notes do not elect to convert all or a portion of their Notes. If we repay the Notes at maturity with current cash balances, it will reduce our current cash balances. We believe our current cash, marketable securities, cash flow provided by operations, borrowing capacity, and ability to engage in capital market transactions will be sufficient to fund our operations, stock repurchases, and quarterly cash dividends for at least the next 12 months and to meet our known long-term cash requirements. However, it is possible that we may require additional capital in the future to finance our operations. If we raise funds through future issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any future debt financing could involve restrictive covenants relating to our capital raising activities and other financial and operations matters, which may increase the risks related to our business and our ability to service and repay our indebtedness.

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
Although we attempt to limit the amount and type of our contractual liability for infringement or other violation of the proprietary rights of third parties and assert ownership of work product and intellectual property rights as appropriate, there are often exceptions, and limitations may not be applicable and enforceable in all cases. Even if limitations are found to be applicable and enforceable, our liability to our clients for these types of claims could be material given the size of certain of our transactions. We expect that software product developers, including us, will increasingly be subject to infringement and other intellectual property violation claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. As evidenced by our previously mentioned litigation with Appian Corp., depending on when and how asserted, these claims, with or without merit, are often time-consuming, result in costly litigation, and subject us to significant liability for damages. It is also possible that these claims result in treble damages if we are found to have willfully infringed patents or copyrights, cause product shipment and delivery delays, require us to enter into royalty or licensing agreements, or preclude us from making and selling the infringing software, if such proprietary rights are found to be valid. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require substantial time, effort, and cost. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively, which could have a material effect upon our business, operating results, and financial condition.
Intellectual property rights claims by third parties are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies can dedicate greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may, therefore, provide little or no deterrence. Third parties have claimed and may claim in the future that we have misappropriated, misused, or infringed other parties' intellectual property rights, and customers have sought and may seek future indemnification for intellectual property claims to which they are subject. To the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property claims.

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
We are subject to extensive federal, state, and foreign laws and regulations, including but not limited to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, data privacy, information security, resiliency, and AI laws, and similar laws and regulations. The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar foreign anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to obtain or retain business. Similar laws and regulations exist in many other countries where we do or intend to do business.

Within recent years, there has been an increase in the scope and enforcement of data privacy laws in the jurisdictions in which we do business. The EU and UK General Data Protection Regulations extend the scope of their protection to any entity that does business in those jurisdictions and controls or processes personal data of EU or UK residents in connection with the offer of goods or services or the monitoring of behavior in those jurisdictions and imposes many compliance obligations concerning the handling of personal data. The California Consumer Privacy Act (as amended by the California Privacy Rights Acts, the “CCPA”) and other similar laws in a number of US states require, among other things, covered companies to provide disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers ways to make requests about their personal information, including requests to delete their personal information, to know what information a company has about the consumer, and to opt-out of certain sales, transfers, or sharing of personal information. Some US state data privacy laws, including the CCPA, also provide consumers with additional causes of action. In 2023, Europe finalized the first-ever comprehensive legal framework for governance of the development and use of AI, the European Union Artificial Intelligence Act, with rolling effective dates beginning in 2025, and is moving forward with finalizing applicable regulations. Many jurisdictions in the US are considering or have passed laws governing the development or use of AI. Similarly, Europe has enacted laws governing cyber resilience, and we expect more laws will be considered and passed on this issue. Compliance with these varying regimes has caused and will cause us to incur additional costs, and may challenge our business and the expansion of that business, including as may result from any non-compliance or asserted non-compliance.
We have developed and implemented a compliance program based on what we believe are reasonable practices, including the background checking of our current partners and prospective clients and partners. We cannot guarantee, however, that we, our employees, our consultants, our partners, our vendors, or our contractors are or will be compliant with all federal, state, and foreign regulations. If our representatives or we fail to comply with any of these laws or regulations, a range of fines, penalties, and/or other sanctions could be imposed on us, which could have a material adverse effect on our business, financial condition, and results of operations. Even if we are determined not to have violated these laws, government inquiries into these issues typically require the expenditure of significant resources and generate negative publicity, which could also harm our business. In addition, regulation of data privacy and security laws is increasing worldwide, including various restrictions on cross-border access or transfer of data, including personal data of our employees, our clients, and customers of our clients. Compliance with such regulations may increase our costs, and there is a risk of enforcement of such laws resulting in damage to our brand, as well as financial penalties and the potential loss of business, which could be significant.
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
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The impact of the Pillar Two Framework on the Company’s income tax provision in 2024 was not material. The Company is continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.
If it becomes necessary or desirable to repatriate our foreign cash balances to the United States, we may be subject to increased taxes, other restrictions, and limitations.
As of December 31, 2024, $185.6 million of our cash and cash equivalents were held in our foreign subsidiaries. If it becomes necessary or desirable to repatriate foreign funds, we may have to pay federal, state, and local income taxes as well as foreign withholding taxes upon repatriation. We consider the earnings of our foreign subsidiaries to be permanently reinvested. As a result, domestic and foreign taxes on such earnings have not been provided in our financial statements. It is not practical to estimate the amount of tax we would have to pay upon repatriation due to the complexity of the tax laws and other factors.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We recognize the critical importance of maintaining the safety and security of our systems and data and have a comprehensive approach to overseeing and managing cybersecurity and related risks. Our Board of Directors (the “Board”), the Audit Committee of the Board (the “Audit Committee”), and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. A key component of this is our standing Security Steering Group (“SSG”), whose members include, among others, our Chief Information Security Officer (“CISO”), Chief Product Officer, and Vice President of Cloud Technology. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies, standards, processes, and practices will be properly followed in every instance or that they will be effective.

Although we are not aware of having experienced any prior material data breaches, regulatory non-compliance incidents, or cyber security incidents, we may in the future be impacted by such an event, exposing our clients and us to the risk of someone obtaining access to our information, to the information of our clients or their customers, or to our intellectual property, disabling or degrading service, or sabotaging systems or information. Any such security incident could result in a loss of confidence in the security of our services, damage our reputation, disrupt our business, require us to incur significant costs of investigation, remediation, and/or payment of a ransom, lead to legal liability, negatively impact our future sales, and result in a substantial financial loss. For additional information, see "Item 1A. Risk Factors" of this Annual Report.
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
Risk Assessment
Our cyber risk management program is designed to follow the ISO 31000 and the NIST Special Publication 800-37 frameworks and is within the scope of our ISO 27001 certifications.
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
Incident Response and Recovery Planning
We have implemented Cyber Incident Response Programs, which are within the scope of our ISO 27001 certifications. We have also implemented Business Continuity Programs, which are within the scope of our ISO 22301 certification. We have established comprehensive incident response and recovery plans and test and evaluate the effectiveness of those plans regularly.
Third-Party Risk Management
We have implemented a Vendor Cybersecurity Risk Management Program (“VCRMP”), which is within the scope of our ISO 27001 certifications. The VCRMP controls are designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. These providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in making these risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities, and investigate security incidents that have impacted our third-party providers, as appropriate.
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
Corporate Security Posture
We periodically conduct independent security assessments to assess our corporate environment’s security posture and inform where cyber security investments should be made. For systems in our corporate environment where our cloud certifications have an operational dependency, we also maintain ISO/IEC 27001 certifications relating to overall IT processes and controls and ISO 22301 certification relating to business continuity.

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
Pega Cloud Security Posture
Pega Cloud undergoes several security assessments a year. Redacted versions of these reports are made available to our clients. Pega Cloud also maintains several security certifications, which are listed at https://pega.com/trust, which is included as an inactive reference and the content of which is not incorporated by reference into this Annual Report.
Pega Cloud for Government is rated FedRAMP Moderate and undergoes several security assessments a year as part of the FedRAMP certification process.
Our Vice President of Cloud Technology reviews these assessments and provides updates to our SSG.
Governance
Board Oversight
As part of our corporate governance process, the Board, along with the Audit Committee, oversee our risk management process, which includes cybersecurity and related risks. Our CISO periodically meets with the Board and Audit Committee to inform and update them on our cybersecurity program.
SSG and Key Personnel
We have a standing SSG whose members include, among others, our CISO, Chief Product Officer, and Vice President of Cloud Technology. The SSG is charged with providing strategic direction for the implementation and ongoing operation of our cyber security program. The SSG meets at least quarterly. Our CISO chairs the SSG and decisions and recommendations are based on a consensus of the members.
Our CISO has over twenty years of professional experience, with twelve years in information security roles. He has been with Pega for five years and has a Master of Science degree from Northwestern University.
Our Chief Product Officer has been with Pega for thirty-two years, has extensive experience in software development, and has a Bachelor of Science from the Indiana University of Pennsylvania.
Our Vice President of Cloud Technology has been with Pega for seven years and has twenty-five years of networking and security management experience, with seventeen years of leadership roles in cloud services and related information security issues.
ITEM 2. PROPERTIES
Our principal administrative, sales, marketing, support, and research and development operations are in Cambridge, Massachusetts, our corporate headquarters, and Hyderabad, India. Effective January 1, 2025, our corporate headquarters was relocated to Waltham, Massachusetts. We also maintain offices elsewhere in the Americas, Europe, and the Asia-Pacific regions. All of our properties are leased. We believe we will be able to obtain future space as needed on acceptable and commercially reasonable terms.
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
Holders
As of January 31, 2025, we had 62 stockholders of record.
Dividends
During 2024, 2023, and 2022, we paid a quarterly cash dividend of $0.03 per share of common stock. We expect to pay a quarterly cash dividend of $0.03 per share; however, the Board of Directors may terminate or modify this dividend program without prior notice.
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended December 31, 2024:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs
October 1, 2024 - October 31, 2024	158	$74.01	146	$287,492
November 1, 2024 - November 30, 2024	237	$88.55	215	$268,356
December 1, 2024 - December 31, 2024	321	$95.27	293	$240,443
Total	716	$88.35
(1) For additional information, see "Stock Repurchase Program" in Item 7 of this Annual Report.
(2) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.

Stock performance graph and cumulative total stockholder return (1)
The following performance graph represents a comparison of the cumulative total stockholder return, assuming the reinvestment of dividends, for a $100 investment on December 31, 2019 in our common stock, the Total Return Index for the NASDAQ Composite, a broad market index, and the Standard & Poor’s (“S&P”) North American Technology Sector - Software Index™ (“S&P NA Tech Software”), a published industry index.

Comparison of 5 Year Cumulative Total Return
250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
Pegasystems Inc.
NASDAQ Composite
S&P NA Tech Software

	December 31,
	2019	2020	2021	2022	2023	2024
Pegasystems Inc.	$100.00	$167.49	$140.66	$43.19	$61.78	$117.99
NASDAQ Composite	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
S&P NA Tech Software	$100.00	$151.90	$175.13	$112.05	$178.86	$223.41
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

BUSINESS OVERVIEW
We develop, market, license, host, and support enterprise software that helps organizations optimize decisions and processes in real-time so they can deliver outcomes that transform their business. Our powerful platform for enterprise AI decisioning and workflow automation enables the world’s leading brands and government agencies to hyper-personalize customer experiences, automate customer service, and streamline operations, mission-critical business processes, and workflows. With Pega, our clients can leverage our AI technology and scalable architecture to accelerate their digital transformation. In addition, our sales and client success teams, world-class partners, and clients are able to leverage Pega GenAI BlueprintTM (“Blueprint”) to rapidly prototype and accelerate the development and deployment of applications quickly and collaboratively.
Our target clients are Global 2000 organizations and government agencies that require solutions to distinguish themselves in the markets they serve. Our solutions achieve and facilitate differentiation by increasing business agility, driving growth, improving productivity, attracting and retaining customers, and reducing risk. Along with our partners, we deliver solutions tailored by industry.
Performance metrics
We use performance metrics to analyze and assess our overall performance, make operating decisions, and forecast and plan for future periods, including:
Annual Contract Value (“ACV”) represents the annualized value of our active contracts as of the measurement date. The contract's total value is divided by its duration in years to calculate ACV. ACV is a performance measure that we believe provides useful information to our management and investors.

(Dollars in thousands)	December 31, 2024	December 31, 2023	Change		Constant Currency Change
Pega Cloud	$652,443	$552,998	$99,445	18%	21%
Maintenance	291,807	324,091	(32,284)	(10)%	(8)%
Subscription services	944,250	877,089	67,161	8%	10%
Subscription license	427,268	377,794	49,474	13%	14%
	$1,371,518	$1,254,883	$116,635	9%	11%
Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	December 31, 2023	December 31, 2024	1-Year Change
ACV	$1,255	$1,372	9%
Impact of changes in foreign exchange rates	—	23
Constant currency ACV	$1,255	$1,395	11%
Note: Constant currency ACV is calculated by applying the December 31, 2023 foreign exchange rates to all periods shown.

(Dollars in thousands)	2024	2023
Cash provided by operating activities	$345,926	$217,785	59%
Investment in property and equipment	(7,712)	(16,781)
Free cash flow (1)	$338,214	$201,004	68%

Supplemental information (2)
Litigation settlement, net of recoveries	$32,403	$—
Legal fees	16,197	14,645
Restructuring	5,252	29,401
Interest on convertible senior notes	3,810	4,134
Other	—	601
Income taxes	82,317	11,664
	$139,979	$60,445
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
◦Litigation settlement, net of recoveries: Cost to settle litigation, net of insurance recoveries, arising from proceedings outside the ordinary course of business. See "Note 20. Commitments And Contingencies" in Item 8 of this Annual Report for further information.
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
◦Other: Fees related to canceled in-person sales and marketing events.
◦Income taxes: Direct income taxes paid net of refunds received.

Backlog Growth
Current - 13% (15% Constant Currency)
Total - 11% (14% Constant Currency)
2,000M
1,500M
1,000M
500M
0M
$1,463M
$796
$667
$1,623M
$896
$727
December 31, 2023
December 31, 2024
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	December 31, 2023	December 31, 2024	1-Year Growth Rate
Backlog - GAAP	$1,463	$1,623	11%
Impact of changes in foreign exchange rates	—	39
Constant currency backlog	$1,463	$1,662	14%
Note: Constant currency Backlog is calculated by applying the December 31, 2023 foreign exchange rates to all periods shown.
RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	2024		2023		Change
Pega Cloud	$558,734	37%	$461,328	32%	$97,406	21%
Maintenance	323,304	22%	331,856	24%	(8,552)	(3)%
Subscription services	882,038	59%	793,184	56%	88,854	11%
Subscription license	398,102	27%	407,625	28%	(9,523)	(2)%
Subscription	1,280,140	86%	1,200,809	84%	79,331	7%
Perpetual license	3,767	—%	10,101	1%	(6,334)	(63)%
Consulting	213,273	14%	221,706	15%	(8,433)	(4)%
	$1,497,180	100%	$1,432,616	100%	$64,564	5%
•The increase in Pega Cloud revenue in 2024 was primarily due to expanded adoption of Pega Cloud by our existing clients.
•The decrease in maintenance revenue in 2024 was primarily due to our clients’ shift to Pega Cloud-based offerings, which do not generally result in maintenance revenue.
•The decrease in subscription license revenue in 2024 was primarily due to our clients’ shift to Pega Cloud-based offerings, and several large multi-year subscription license contracts recognized in revenue in 2023.
•The decrease in perpetual license revenue in 2024 reflects our strategy of promoting subscription-based arrangements.
•The decrease in consulting revenue in 2024 was primarily due to decreases in consultant billable hours.

Gross profit

	2024		2023
(Dollars in thousands)		Gross Profit %		Gross Profit %	Change
Pega Cloud	$434,261	78%	$342,670	74%	$91,591	27%
Maintenance	297,859	92%	306,264	92%	(8,405)	(3)%
Subscription services	732,120	83%	648,934	82%	83,186	13%
Subscription license	396,214	100%	405,019	99%	(8,805)	(2)%
Subscription	1,128,334	88%	1,053,953	88%	74,381	7%
Perpetual license	3,750	100%	10,034	99%	(6,284)	(63)%
Consulting	(25,569)	(12)%	(9,854)	(4)%	(15,715)	(159)%
	$1,106,515	74%	$1,054,133	74%	$52,382	5%
The gross profit change in 2024 was primarily due to a shift in the revenue mix. Also contributing to the change was:
•The increase in Pega Cloud gross profit percent in 2024 was primarily due to increased cost efficiency, primarily for hosting services and employee compensation and benefits, as Pega Cloud continues to grow and scale.
•The decrease in consulting gross profit percent in 2024 was primarily due to a decrease in utilization rates.
Operating expenses

	2024		2023		Change
(Dollars in thousands)		% of Revenue		% of Revenue
Selling and marketing	$534,780	36%	$559,177	39%	$(24,397)	(4)%
Research and development	$298,074	20%	$295,512	21%	$2,562	1%
General and administrative	$112,848	8%	$96,743	7%	$16,105	17%
Litigation settlement, net of recoveries	$32,403	2%	$—	—%	$32,403	*
Restructuring	$4,528	—%	$21,747	2%	$(17,219)	(79)%
* not meaningful
•The decrease in selling and marketing in 2024 was primarily due to a decrease in compensation and benefits of $27.8 million due to reduced headcount from the optimization of our go-to-market strategy. For additional information, see "Note 12. Restructuring" in Item 8 of this Annual Report.
•The increase in general and administrative in 2024 was primarily due to an increase of $10.7 million in compensation and benefits including $4.8 million of stock based compensation expense associated with performance stock options granted in 2023 (see "Note 16. Stock-Based Compensation") and an increase of $4.8 million in legal fees and related expenses arising from legal proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 20. Commitments And Contingencies" in Item 8 of this Annual Report.
•The restructuring in 2024 and 2023 was primarily due to our efforts to optimize our go-to-market organization and office space. For additional information, see "Note 12. Restructuring" in Item 8 of this Annual Report.
Other income and expenses

(Dollars in thousands)	2024	2023	Change
Foreign currency transaction (loss) gain	$(912)	$(5,242)	$4,330	83%
Interest income	25,779	9,259	16,520	178%
Interest expense	(6,835)	(6,876)	41	1%
(Loss) on capped call transactions	(663)	(1,348)	685	51%
Other income, net	1,385	18,693	(17,308)	(93)%
	$18,754	$14,486	$4,268	29%
•The change in foreign currency transaction (loss) gain in 2024 was primarily due to the impact of fluctuations in foreign currency exchange rates associated with foreign currency-denominated cash and receivables held by our subsidiary in the United Kingdom.
•The increase in interest income in 2024 was primarily due to higher investment balances and higher interest rate yields.
•The change in (loss) on capped call transactions in 2024 was due to fair value adjustments for our capped call transactions.
•The decrease in other income, net in 2024, was due to a reduction of $7.4 million in the gain from repurchases of our convertible senior notes and a reduction of $10 million in the gain in the value of equity securities held in our venture investments portfolio. For additional information, see "Note 11. Debt" and "Note 13. Fair Value Measurements" in Item 8 of this Annual Report.

Provision for income taxes

(Dollars in thousands)	2024	2023
Provision for income taxes	$43,447	$27,632
Effective income tax rate	30%	29%
The effective income tax rate in 2024 was primarily driven by the valuation allowance on our deferred tax assets and tax expense in the U.S. and U.K., partially offset by available tax attributes.
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The impact of the Pillar Two Framework on the Company’s income tax provision in 2024 was not material. The Company is continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.
LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2024	2023
Cash provided by (used in)
Operating activities	$345,926	$217,785
Investing activities	(202,576)	(50,750)
Financing activities	(30,214)	(81,963)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,434)	2,701
Net increase in cash, cash equivalents, and restricted cash	$108,702	$87,773

	December 31,
(in thousands)	2024	2023
Held in U.S. entities	$474,509	$263,453
Held in foreign entities	265,464	159,885
Total cash, cash equivalents, and marketable securities	739,973	423,338
Restricted cash included in other current assets	98	—
Restricted cash included in other long-term assets	4,328	2,925
Total cash, cash equivalents, marketable securities, and restricted cash	$744,399	$426,263
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
Operating activities
The change in cash provided by operating activities in 2024 was primarily due to growth in client collections and the impact of our cost-efficiency initiatives. For additional information, see "Note 12. Restructuring" in Item 8 of this Annual Report. We expect to continue to incur legal fees and related costs arising from proceedings outside the ordinary course of business. For additional information, see "Note 20. Commitments And Contingencies" in Item 8 of this Annual Report.
Investing activities
The change in cash (used in) investing activities in 2024 was primarily due to our increased investments in financial instruments and reduced investment in property and equipment as we optimized our office space.

Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of convertible senior notes, which mature on March 1, 2025. In 2024, we paid $33.9 million to repurchase $34.4 million in aggregate principal amount of convertible senior notes. As of December 31, 2024, we had $468 million in aggregate principal amount of convertible senior notes outstanding due on March 1, 2025. For additional information, see "Note 11. Debt" in Item 8 of this Annual Report.
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. As of December 31, 2024 and December 31, 2023, we had $27.3 million in outstanding letters of credit under the Credit Facility, reducing available borrowing capacity, but no outstanding cash borrowings. For additional information, see "Note 11. Debt" in Item 8 of this Annual Report.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	2024
December 31, 2023	$60,000
Authorizations (1)	250,000
Repurchases (2)	(69,557)
December 31, 2024	$240,443
(1) On April 23, 2024, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2024 to June 30, 2025. On October 22, 2024, the Company’s Board of Directors further extended the expiration date of the share repurchase program from June 30, 2025 to December 31, 2025 and increased the authorized repurchases by $250 million to $310 million as of that date.
(2) All purchases under this program have been made on the open market.
Common stock repurchases

	2024		2023
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	809	$68,057	—	—
Repurchases unpaid at period end	16	1,500	—	—
Stock repurchase program	825	69,557	—	—
Tax withholdings for net settlement of equity awards	75	5,435	44	1,916
	900	$74,992	44	$1,916
In 2024 and 2023, instead of receiving cash from the equity holders, we withheld shares with a value of $6.3 million and $1.2 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends

(in thousands)	2024	2023
Dividend payments to stockholders	$10,199	$9,964
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.
Contractual obligations
As of December 31, 2024, our contractual obligations were:

	Payments due by period
(in thousands)	2025	2026	2027	2028	2029 and thereafter	Other	Total
Convertible senior notes (1)	$469,618	$—	$—	$—	$—	$—	$469,618
Purchase obligations (2)	134,631	150,178	165,000	28,242	1,003	—	479,054
Operating lease obligations	18,106	15,404	13,972	13,367	34,277	—	95,126
Venture investment commitments (3)	500	500	—	—	—	—	1,000
Liability for uncertain tax positions (4)	—	—	—	—	—	15,956	15,956
	$622,855	$166,082	$178,972	$41,609	$35,280	$15,956	$1,060,754
(1) Includes principal and interest.
(2) Represents the fixed amount owed for purchase obligations including software licenses, hosting services, and sales and marketing programs.
(3) Represents the maximum funding under existing venture investment agreements. Our venture investment agreements generally allow us to withhold unpaid funds at our discretion.
(4) We cannot reasonably estimate the timing of this cash outflow due to uncertainties in the timing of the effective settlement of tax positions.

A detailed discussion and analysis of the 2023 year-over-year changes can be found in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
For additional information see "Note 2. Significant Accounting Policies", "Note 4. Receivables, Contract Assets, And Deferred Revenue", and "Note 15. Revenue" in Item 8 of this Annual Report
Goodwill impairment
Our goodwill arises from our previous business acquisitions.
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

As of December 31, 2024, we had $81.1 million of goodwill. Changes in the valuation of long-lived assets could materially impact our operating results and financial position. To date, there have been no impairments of goodwill.
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

A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	2024	2023	2022
(Decrease) in revenue	(4)%	(4)%	(3)%
(Decrease) increase in net income	(9)%	(8)%	2%
Remeasurement risk
We incur transaction gains and losses from the remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the entities in which they are recorded.
We are primarily exposed to changes in foreign currency exchange rates associated with the Australian dollar, Euro, and U.S. dollar-denominated cash, cash equivalents, marketable securities, receivables, and intercompany balances held by our U.K. subsidiary, a British pound functional entity.
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Foreign currency (loss)	$(19,337)	$(11,892)	$(10,164)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pegasystems Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
February 12, 2025
We have served as the Company's auditor since 2000.

PEGASYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$337,103	$229,902
Marketable securities	402,870	193,436
Total cash, cash equivalents, and marketable securities	739,973	423,338
Accounts receivable, net	305,468	300,173
Unbilled receivables, net	173,085	237,379
Other current assets	115,178	68,137
Total current assets	1,333,704	1,029,027
Long-term unbilled receivables, net	61,407	85,402
Goodwill	81,113	81,611
Other long-term assets	292,049	314,696
Total assets	$1,768,273	$1,510,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,226	$11,290
Accrued expenses	31,544	39,941
Accrued compensation and related expenses	138,042	126,640
Deferred revenue	423,910	377,845
Convertible senior notes, net	467,470	—
Other current liabilities	18,866	21,343
Total current liabilities	1,086,058	577,059
Long-term convertible senior notes, net	—	499,368
Long-term operating lease liabilities	67,647	66,901
Other long-term liabilities	29,088	13,570
Total liabilities	1,182,793	1,156,898
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 86,112 and 83,840 shares issued and outstanding as of December 31, 2024 and 2023, respectively	861	838
Additional paid-in capital	526,963	379,584
Retained earnings (accumulated deficit)	87,901	(8,705)
Accumulated other comprehensive (loss)
Net unrealized gain on available-for-sale securities, net of tax	230	669
Foreign currency translation adjustments	(30,475)	(18,548)
Total stockholders’ equity	585,480	353,838
Total liabilities and stockholders’ equity	$1,768,273	$1,510,736

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue
Subscription services	$882,038	$793,184	$701,835
Subscription license	398,102	407,625	366,063
Consulting	213,273	221,706	230,654
Perpetual license	3,767	10,101	19,293
Total revenue	1,497,180	1,432,616	1,317,845
Cost of revenue
Subscription services	149,918	144,250	138,736
Subscription license	1,888	2,606	2,642
Consulting	238,842	231,560	227,082
Perpetual license	17	67	175
Total cost of revenue	390,665	378,483	368,635
Gross profit	1,106,515	1,054,133	949,210
Operating expenses
Selling and marketing	534,780	559,177	624,789
Research and development	298,074	295,512	294,349
General and administrative	112,848	96,743	117,734
Litigation settlement, net of recoveries	32,403	—	—
Restructuring	4,528	21,747	21,743
Total operating expenses	982,633	973,179	1,058,615
Income (loss) from operations	123,882	80,954	(109,405)
Foreign currency transaction (loss) gain	(912)	(5,242)	4,560
Interest income	25,779	9,259	1,643
Interest expense	(6,835)	(6,876)	(7,792)
(Loss) on capped call transactions	(663)	(1,348)	(57,382)
Other income, net	1,385	18,693	6,579
Income (loss) before provision for income taxes	142,636	95,440	(161,797)
Provision for income taxes	43,447	27,632	183,785
Net income (loss)	$99,189	$67,808	$(345,582)
Earnings (loss) per share
Basic	$1.16	$0.82	$(4.22)
Diluted	$1.11	$0.73	$(4.22)
Weighted-average number of common shares outstanding
Basic	85,265	83,162	81,947
Diluted	89,634	84,914	81,947

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$99,189	$67,808	$(345,582)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale securities	(439)	152	(169)
Foreign currency translation adjustments	(11,927)	5,039	(15,913)
Total other comprehensive (loss) income, net of tax	(12,366)	5,191	(16,082)
Comprehensive income (loss)	$86,823	$72,999	$(361,664)

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
January 1, 2022	81,712	$817	$145,810	$276,449	$(6,988)	$416,088
Repurchase of common stock	(280)	(2)	(24,506)	—	—	(24,508)
Issuance of common stock for stock compensation plans	754	7	(20,627)	—	—	(20,620)
Issuance of common stock under the employee stock purchase plan	250	2	9,170	—	—	9,172
Stock-based compensation	—	—	122,229	—	—	122,229
Cash dividends declared ($0.12 per share)	—	—	(2,474)	(7,380)	—	(9,854)
Other comprehensive (loss)	—	—	—	—	(16,082)	(16,082)
Net (loss)	—	—	—	(345,582)	—	(345,582)
December 31, 2022	82,436	$824	$229,602	$(76,513)	$(23,070)	$130,843
Issuance of common stock for stock compensation plans	1,212	12	8,893	—	—	8,905
Issuance of common stock under the employee stock purchase plan	192	2	7,742	—	—	7,744
Stock-based compensation	—	—	143,352	—	—	143,352
Cash dividends declared ($0.12 per share)	—	—	(10,005)	—	—	(10,005)
Other comprehensive income	—	—	—	—	5,191	5,191
Net income	—	—	—	67,808	—	67,808
December 31, 2023	83,840	$838	$379,584	$(8,705)	$(17,879)	$353,838
Repurchase of common stock	(825)	(8)	(69,549)	—	—	(69,557)
Issuance of common stock for stock compensation plans	2,985	30	75,186	—	—	75,216
Issuance of common stock under the employee stock purchase plan	112	1	6,708	—	—	6,709
Stock-based compensation	—	—	142,718	—	—	142,718
Cash dividends declared ($0.12 per share)	—	—	(7,684)	(2,583)	—	(10,267)
Other comprehensive (loss)	—	—	—	—	(12,366)	(12,366)
Net income	—	—	—	99,189	—	99,189
December 31, 2024	86,112	$861	$526,963	$87,901	$(30,245)	$585,480

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$99,189	$67,808	$(345,582)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Stock-based compensation	142,718	143,352	122,210
Amortization of deferred commissions	62,269	59,461	53,471
Amortization of intangible assets and depreciation	17,585	18,746	18,780
Amortization of right-of-use lease assets	17,842	15,912	15,940
Foreign currency transaction loss (gain)	912	5,242	(4,560)
Loss on capped call transactions	663	1,348	57,382
Deferred income taxes	(1,544)	363	168,890
(Accretion) amortization of investments	(15,263)	(3,302)	1,972
(Gain) on investments	(869)	(10,841)	(6,578)
(Gain) on repurchases of convertible senior notes	(459)	(7,855)	—
Other non-cash	3,728	5,557	4,763
Change in operating assets and liabilities:
Accounts receivable, unbilled receivables, and contract assets	79,034	(57,602)	(51,157)
Other current assets	(50,005)	11,360	(9,133)
Other current liabilities	(7,115)	(8,777)	529
Deferred revenue	48,360	45,123	62,578
Deferred commissions	(57,628)	(44,529)	(53,857)
Other long-term assets and liabilities	6,509	(23,581)	(13,312)
Cash provided by operating activities	345,926	217,785	22,336
Investing activities
Purchases of investments	(559,365)	(287,287)	(41,015)
Proceeds from maturities and called investments	364,501	242,593	66,583
Sales of investments	—	10,725	23,808
Payments for acquisitions, net of cash acquired	—	—	(922)
Investment in property and equipment	(7,712)	(16,781)	(35,379)
Cash (used in) provided by investing activities	(202,576)	(50,750)	13,075
Financing activities
Repurchases of convertible senior notes	(33,890)	(88,989)	—
Dividend payments to stockholders	(10,199)	(9,964)	(9,834)
Proceeds from employee stock purchase plan	6,709	7,744	9,172
Proceeds from stock option exercises	80,651	10,821	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(5,435)	(1,916)	(20,620)
Common stock repurchases under stock repurchase program	(68,057)	—	(25,707)
Other	7	341	—
Cash (used in) financing activities	(30,214)	(81,963)	(46,989)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,434)	2,701	(3,333)
Net increase (decrease) in cash, cash equivalents and restricted cash	108,702	87,773	(14,911)
Cash, cash equivalents, and restricted cash, beginning of period	232,827	145,054	159,965
Cash, cash equivalents, and restricted cash, end of period	$341,529	$232,827	$145,054

Cash and cash equivalents	$337,103	$229,902	$145,054
Restricted cash included in other current assets	98	—	—
Restricted cash included in other long-term assets	4,328	2,925	—
Total cash, cash equivalents and restricted cash	$341,529	$232,827	$145,054

Supplemental disclosures
Interest paid on convertible notes	$3,810	$4,134	$4,500
Income taxes paid	$82,317	$11,664	$7,645
Non-cash investing and financing activity:
Investment in property and equipment included in accounts payable and accrued liabilities	$1,723	$66	$9,914
Dividends payable	$2,583	$2,515	$2,474

See notes to consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Business
The Company develops, markets, licenses, hosts, and supports enterprise software that helps organizations optimize decisions and processes in real-time. The Company’s platform for enterprise artificial intelligence (“AI”) decisioning and workflow automation enables clients to personalize customer experiences, automate customer service, and streamline operations, business processes, and workflows. The Company provides consulting, training, support, and hosting services to facilitate the use of its software.
Management estimates and reporting
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Accounts with reported amounts based on significant estimates and judgments include, but are not limited to, revenue, unbilled receivables, deferred revenue, deferred income taxes, deferred commissions, income taxes payable, convertible senior notes, and goodwill.
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
During 2024, 2023, and 2022, significant financing components were not material.

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
Deferred commissions
The Company recognizes an asset for the incremental costs of obtaining a client contract, primarily related to sales commissions. The Company expects to benefit from those costs for more than one year. Commissions earned upon the execution of initial contracts are allocated to each performance obligation within the contract and amortized according to the transfer of underlying goods and services within those contracts and expected renewals. The expected benefit period is determined based on the length of the client contracts, client attrition rates, the underlying technology lifecycle, and the competitive marketplace’s influence on the products and services sold. Deferred costs allocated to maintenance and deferred costs for Pega Cloud arrangements are amortized over an average expected benefit period of 4.5 years. Deferred costs allocated to software licenses, and any expected renewals of term software licenses within the 4.5 years expected benefit period, are amortized at the point in time control of the software license is transferred. Deferred costs allocated to consulting are amortized over a period consistent with the pattern of transfer of control for the related services. Commissions earned on contract amendments and renewals are allocated to each performance obligation within the contract and amortized over the contractual term.
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
Leases
All of the Company’s leases are operating leases, primarily composed of office space leases. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right of use assets and lease liabilities at the lease commencement date and thereafter if modified. Fixed lease costs are recognized on a straight-line basis over the lease term. Variable lease costs include payments required under leases for common area maintenance, real estate taxes, utilities, service charges, and other variable costs that are not reflected in the measurement of right of use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company combines lease and non-lease components when determining lease costs for its office space leases. The lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain it will exercise those options. The Company’s leases do not contain material residual value guarantees or restrictive covenants.
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
Internal-use software
The Company capitalizes and amortizes certain direct costs associated with computer software developed or purchased for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company amortizes capitalized internal-use software on a straight-line basis over its estimated useful life, which is generally over three to five years, commencing on the date the software is placed into service.
Goodwill
Goodwill represents the residual purchase price paid in a business combination after the fair value of all identified assets and liabilities have been recorded. Goodwill is not amortized. The Company has a single reporting unit. The Company performed qualitative assessments as of November 30, 2024, 2023, and 2022, respectively, and concluded that there was no impairment since it was not more-likely-than-not that the fair value of its reporting unit was less than its carrying value.
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
Restricted cash
The Company records restricted cash amounts as a current asset on the consolidated balance sheets if the restriction expires in less than 12 months, or as a non-current asset if the restriction is greater than 12 months. If there is no minimum time frame during which the cash must remain restricted, the nature of the transactions related to the restriction determine the classification. Restricted cash primarily relates to amounts deposited to secure customer guarantees and various letters of credit.
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
Research and development and software development costs
Research and development costs are expensed as incurred. Capitalization of computer software developed for resale begins upon the establishment of technological feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date, as technological feasibility is established within a short time frame from the software’s general availability. As a result, no costs were capitalized in 2024, 2023, or 2022.

Stock-based compensation
The Company recognizes stock-based compensation expense associated with equity awards based on the award’s fair value at the grant date. Stock-based compensation expense is adjusted each period for anticipated forfeitures. For service-based awards, stock-based compensation is recognized over the requisite service period, which is generally the vesting period. For performance-based awards, stock-based compensation expense is recognized over the longer of (a) the implicit service period for performance-metric achievement or (b) the requisite service period. During each reporting period, stock-based compensation expense is recorded based on expected achievement of performance targets. Changes in estimates of the expected achievement of performance targets that result in a change in the number of shares that are expected to vest are recognized on a cumulative catch-up basis during the reporting period in which the estimate changed. See "Note 16. Stock-Based Compensation" for a discussion of the Company’s key assumptions when determining the fair value of its equity awards at the grant date.
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
For additional information, see "Note 18. Income Taxes".
Advertising expense
Advertising costs are expensed as incurred. Advertising expenses were $4.7 million, $3.5 million, and $6.6 million during 2024, 2023, and 2022, respectively.
Newly adopted accounting pronouncements
Segment reporting
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 did not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. Under ASU 2023-07, public entities with a single reportable segment must apply all of the ASU’s disclosure requirements and the existing segment disclosure and reconciliation requirements in ASC 280 - Segment Reporting on an annual and interim basis. The Company implemented this ASU in 2024 and its impact was immaterial.
Accounting pronouncements not yet effective
Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes expanded income tax rate reconciliation disclosures, a disaggregation of income taxes paid, and other expanded disclosures. The ASU will be effective for the Company for the year ending December 31, 2025. The Company expects the adoption to result in disclosure changes only.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU “2024-03”). Among other items, the requirements include expanded disclosures around employee compensation and selling expenses. ASU 2024-03 will be effective for the Company for the year ending December 31, 2027. The Company is still evaluating the impact of this new guidance on its consolidated financial statements but expect the adoption to result in disclosure changes only.
3. MARKETABLE SECURITIES

	December 31, 2024				December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$11,851	$1	$(19)	$11,833	$11,471	$33	$(1)	$11,503
Corporate debt	391,097	63	(123)	391,037	181,960	200	(227)	181,933
	$402,948	$64	$(142)	$402,870	$193,431	$233	$(228)	$193,436
As of December 31, 2024, marketable securities’ maturities ranged from January 2025 to December 2027, with a weighted-average remaining maturity of 0.3 years.
4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	December 31, 2024	December 31, 2023
Accounts receivable, net	$305,468	$300,173
Unbilled receivables, net	173,085	237,379
Long-term unbilled receivables, net	61,407	85,402
	$539,960	$622,954
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	December 31, 2024
1 year or less	$173,085	74%
1-2 years	43,341	18%
2-5 years	18,066	8%
	$234,492	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	December 31, 2024
2024	$137,027	58%
2023	79,650	35%
2022	10,357	4%
2021	5,836	2%
2020 and prior	1,622	1%
	$234,492	100%
Major clients
Clients that represented 10% or more of the Company’s total accounts receivable and unbilled receivables:

	December 31, 2024	December 31, 2023
Client A
Accounts receivable	20%	*
Unbilled receivables	—%	*
Total receivables	11%	*

* Client accounted for less than 10% of receivables.
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	December 31, 2024	December 31, 2023
Contract assets (1)	$13,498	$16,238
Long-term contract assets (2)	18,321	20,635
	$31,819	$36,873
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings made and payments received in advance of revenue recognition.

(in thousands)	December 31, 2024	December 31, 2023
Deferred revenue	$423,910	$377,845
Long-term deferred revenue (1)	2,121	2,478
	$426,031	$380,323
(1) Included in other long-term liabilities.
The change in deferred revenue in 2024 was primarily due to new billings in advance of revenue recognition and $374.1 million of revenue recognized during the period included in deferred revenue as of December 31, 2023.
5. DEFERRED COMMISSIONS

	December 31,
(in thousands)	2024	2023
Deferred commissions (1)	$105,405	$114,119
(1) Included in other long-term assets.

(in thousands)	2024	2023	2022
Amortization of deferred commissions (1)	$62,269	$59,461	$53,471
(1) Included in selling and marketing expenses.
6. PROPERTY AND EQUIPMENT (1)

(in thousands)	December 31,
	2024	2023
Leasehold improvements	$51,932	$62,787
Computer equipment	29,817	31,144
Furniture and fixtures	4,603	6,665
Computer software purchased	9,918	10,060
Computer software developed for internal use	19,776	19,470
Fixed assets in progress	5,038	223
	121,084	130,349
Less: accumulated depreciation	(79,278)	(83,070)
	$41,806	$47,279
(1) Included in other long-term assets.
During 2024, $17.8 million of depreciated assets were disposed of, which primarily related to office closures.

(in thousands)	2024	2023	2022
Depreciation expense	$14,432	$14,806	$14,687

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

(in thousands)	2024	2023
January 1,	$81,611	$81,399
Currency translation adjustments	(498)	212
December 31,	$81,113	$81,611
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives:

		December 31, 2024
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,107	$(61,395)	$1,712
Technology	2-10 years	68,115	(65,995)	2,120
Other	1-5 years	5,361	(5,361)	—
		$136,583	$(132,751)	$3,832
(1) Included in other long-term assets.

		December 31, 2023
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,117	$(60,035)	$3,082
Technology	2-10 years	68,138	(64,218)	3,920
Other	1-5 years	5,361	(5,361)	—
		$136,616	$(129,614)	$7,002
(1) Included in other long-term assets.
Future estimated intangible assets amortization:

(in thousands)	December 31, 2024
2025	$2,630
2026	874
2027	328
$3,832
Amortization of intangible assets:

(in thousands)	2024	2023	2022
Cost of revenue	$1,783	$2,570	$2,723
Selling and marketing	1,370	1,370	1,370
	$3,153	$3,940	$4,093
8. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	December 31, 2024	December 31, 2023
Prepaid expenses	$38,155	$33,647
Income tax receivables	58,359	4,804
Contract assets	13,498	16,238
Insurance receivable	—	1,954
Indirect tax receivable	2,488	1,924
Capped call transactions	223	—
Restricted cash	98	—
Other	2,357	9,570
	$115,178	$68,137

Other long-term assets

(in thousands)	December 31, 2024	December 31, 2023
Deferred commissions	$105,405	$114,119
Right of use assets	62,429	64,198
Property and equipment	41,806	47,279
Venture investments	21,234	19,450
Contract assets	18,321	20,635
Income tax receivables	13,299	20,633
Intangible assets	3,832	7,002
Capped call transactions	—	893
Deferred income taxes	4,268	3,678
Restricted cash	4,328	2,925
Other	17,127	13,884
	$292,049	$314,696
Accrued expenses

(in thousands)	December 31, 2024	December 31, 2023
Cloud hosting	$1,802	$1,358
Outside professional services	10,639	10,419
Marketing and sales program	2,150	2,557
Income and other taxes	5,055	15,428
Employee related	4,833	4,486
Repurchases of common stock unsettled	1,500	—
Other	5,565	5,693
	$31,544	$39,941

Other current liabilities

(in thousands)	December 31, 2024	December 31, 2023
Operating lease liabilities	$14,551	$15,000
Dividends payable	2,583	2,515
Other	1,732	3,828
	$18,866	$21,343
Other long-term liabilities

(in thousands)	December 31, 2024	December 31, 2023
Deferred revenue	$2,121	$2,478
Income taxes payable	15,956	859
Other	11,011	10,233
	$29,088	$13,570
9. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance.
The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides case management, business process management, and real-time decisioning solutions to improve customer engagement and operational excellence in the enterprise applications market. To assess performance, the Company’s CODM, the Chief Executive Officer, reviews financial information on a consolidated basis. Therefore, the Company determined it has one operating segment and one reportable segment. The accounting policies of the Company’s operating segment are the same as those described in "Note 2. Significant Accounting Policies". The CODM uses consolidated net income (loss) to set financial performance targets, assess performance, and make expense allocation decisions.

(in thousands)	2024	2023	2022
Total revenue	$1,497,180	$1,432,616	$1,317,845
Total cost of revenue	390,665	378,483	368,635
Selling	450,527	474,405	519,192
Marketing	84,253	84,772	105,597
Research and development	298,074	295,512	294,349
General and administrative	112,848	96,743	117,734
Other segment items, net (1)	18,177	7,261	74,135
Provision for income taxes	43,447	27,632	183,785
Net income (loss)	$99,189	$67,808	$(345,582)
(1) Includes Litigation settlement, net of recoveries, Restructuring, Foreign currency transaction (loss) gain, Interest income, Interest expense, (Loss) on capped call transactions, and Other income, net.
Long-lived assets related to the Company’s U.S. and international operations consist of property and equipment, which are included in Other long-term assets in the Company’s consolidated balance sheet:

(in thousands)	December 31, 2024		December 31, 2023
U.S.	$37,405	89%	$44,414	94%
International	4,401	11%	2,865	6%
	$41,806	100%	$47,279	100%
10. LEASES
The Company leased office space beginning in March 2021 at One Main Street, Cambridge, Massachusetts to serve as its corporate headquarters (the “Cambridge office”). The 4.5 year lease includes a base rent of $2 million per year. In December 2024, the Company closed the Cambridge office and relocated its corporate headquarters to office space already leased in Waltham, Massachusetts (the “Waltham office”), effective January 1, 2025. The Company recorded a restructuring expense of $3.7 million as a result of closing the Cambridge office.
The Waltham office is 131 thousand square feet of leased office space located at 225 Wyman Street, Waltham, Massachusetts. The lease term of 11 years began on August 1, 2021, with no rent due until August 1, 2022. The annual rent equals the base rent of approximately $6 million, with 3% annual increases, plus a portion of building operating costs and real estate taxes. In addition, the Company received an improvement allowance from the landlord of $11.8 million.
Expense

(in thousands)	2024	2023	2022
Fixed lease costs	$21,422	$19,718	$20,186
Short-term lease costs	1,746	2,884	3,356
Variable lease costs	6,901	8,148	3,894
	$30,069	$30,750	$27,436
Right of use assets and lease liabilities

(in thousands)	December 31, 2024	December 31, 2023
Right of use assets (1)	$62,429	$64,198
Operating lease liabilities (2)	$14,551	$15,000
Long-term operating lease liabilities	$67,647	$66,901
(1) Represents the Company’s right to use the leased asset during the lease term. Included in other long-term assets.
(2) Included in other current liabilities.
The weighted-average remaining lease term and discount rate for the Company’s leases were:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	6.2 years	6.8 years
Weighted-average discount rate (1)	4.8%	4.0%
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

Maturities of lease liabilities:

(in thousands)	December 31, 2024
2025	$18,106
2026	15,404
2027	13,972
2028	13,367
2029	10,742
Thereafter	23,535
Total lease payments	95,126
Less: imputed interest (1)	(12,928)
$82,198
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

(in thousands)	2024	2023
Cash paid for operating leases, net of tenant improvement allowances	$18,444	$20,045
Right of use assets recognized for new leases and amendments (non-cash)	$16,682	$1,460
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
In 2024 and 2023, the Company recognized gains of $0.5 million and $7.9 million in other income, net from repurchases of Notes representing $34.4 million and $97.7 million in aggregate principal amount, respectively.
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

Carrying value of the Notes:

(in thousands)	December 31, 2024	December 31, 2023
Principal	$467,864	$502,270
Unamortized issuance costs	(394)	(2,902)
Convertible senior notes, net	$467,470	$499,368

Interest expense related to the Notes:

(in thousands)	2024	2023
Contractual interest expense (0.75% coupon)	$3,725	$3,891
Amortization of issuance costs	2,451	2,603
	$6,176	$6,494
The average interest rate on the Notes in 2024 and 2023 was 1.2%.
Future payments of principal and contractual interest:

	December 31, 2024
(in thousands)	Principal	Interest	Total
2025	$467,864	$1,754	$469,618
	$467,864	$1,754	$469,618
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions initially covered approximately 4.4 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s common stock. In 2024, Capped Call Transactions covering approximately 0.3 million shares were settled for proceeds of $0.01 million. As of December 31, 2024, Capped Call Transactions covering approximately 3.5 million shares were outstanding.
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
Change in capped call transactions:

(in thousands)	2024	2023
January 1,	$893	$2,582
Settlements	(7)	(341)
Fair value adjustment	(663)	(1,348)
December 31,	$223	$893
Credit facility
In November 2019, and as since amended, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. The Company may use borrowings for general corporate purposes and to finance working capital needs. Subject to specific conditions and the agreement of the financial institutions lending the additional amount, the aggregate commitment may be increased to $200 million. The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. Beginning with the fiscal quarter ended March 31, 2024, the Company must maintain a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0. Effective as of February 4, 2025, the Credit Facility was amended to extend the expiration date to February 4, 2027.
As of December 31, 2024 and December 31, 2023, the Company had $27.3 million in outstanding letters of credit under the Credit Facility, reducing available borrowing capacity, but no outstanding cash borrowings.

12. RESTRUCTURING
The Company has undertaken the following restructuring activities as it optimizes its go-to-market strategy and reassesses its office space needs:

(in thousands)	2024	2023	2022
Employee severance and related benefits	$(614)	$18,721	$18,549
Office space reductions (1)	5,142	3,026	3,194
	$4,528	$21,747	$21,743
(1) These primarily relate to non-cash operating lease adjustments.
Restructuring activity:
Accrued employee severance and related benefits:

(in thousands)	2024
January 1,	$8,095
Costs incurred	(614)
Cash disbursements	(5,252)
Currency translation adjustments	(229)
December 31, (1)	$2,000
(1) Included in accrued compensation and related expenses.
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

Assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,318	$148,926	$—	$154,244	$54,357	$—	$—	$54,357
Marketable securities	$—	$402,870	$—	$402,870	$—	$193,436	$—	$193,436
Capped Call Transactions	$—	$223	$—	$223	$—	$893	$—	$893
Venture investments	$—	$—	$21,234	$21,234	$—	$—	$19,450	$19,450
Changes in venture investments:

(in thousands)	2024	2023
January 1,	$19,450	$13,069
New investments	550	400
Sales of investments	—	(2,773)
Changes in foreign exchange rates	(32)	129
Changes in fair value:
included in other income, net	1,628	10,886
included in other comprehensive income	(362)	(2,261)
December 31,	$21,234	$19,450
The carrying value of certain financial instruments, including receivables and accounts payable, approximates fair value due to their short maturities.
Fair value of the Notes
The fair value of the Notes outstanding (including the embedded conversion feature) was $463.9 million as of December 31, 2024 and $466.5 million as of December 31, 2023.
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
14. STOCKHOLDERS’ EQUITY
Preferred stock
The Company has 1 million authorized shares of preferred stock, $0.01 par value per share, of which none were issued and outstanding as of December 31, 2024.
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
Common stock
The Company has 200 million authorized shares of common stock, $0.01 par value per share, of which 86.1 million were issued and outstanding as of December 31, 2024.
Dividends declared

	2024	2023	2022
Dividends declared (per share)	$0.12	$0.12	$0.12
Dividend payments to stockholders (in thousands)	$10,199	$9,964	$9,834
The Company paid a quarterly cash dividend of $0.03 per share in 2024, 2023, and 2022. In the future, the Board of Directors may terminate or modify the dividend program without prior notice.
Stock repurchase program

On April 23, 2024, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2024 to June 30, 2025. On October 22, 2024, the Company’s Board of Directors further extended the expiration date of the share repurchase program from June 30, 2025 to December 31, 2025 and increased the authorized repurchases by $250 million to $310 million as of that date.
Stock repurchase authorization activity:

(in thousands)	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
January 1,		$60,000		$58,075		$22,583
Authorizations (1)		250,000		1,925		60,000
Repurchases paid (2)	(809)	(68,057)	—	—	(280)	(24,508)
Repurchases unpaid at period end (2)	(16)	(1,500)	—	—	—	—
December 31,		$240,443		$60,000		$58,075
(1) This represents increases in the repurchase authority made by the Board of Directors.
(2) Purchases under this program have been made on the open market.
15. REVENUE
Geographic revenue
Revenues by geography are determined based on client location:

(Dollars in thousands)	2024		2023		2022
U.S.	$828,332	55%	$785,029	55%	$763,558	57%
Other Americas	95,698	6%	85,149	6%	102,980	8%
United Kingdom (“U.K.”)	157,830	11%	158,014	11%	115,793	9%
Europe (excluding U.K.), Middle East, and Africa	249,325	17%	242,303	17%	194,563	15%
Asia-Pacific	165,995	11%	162,121	11%	140,951	11%
	$1,497,180	100%	$1,432,616	100%	$1,317,845	100%
Revenue streams

(in thousands)	2024	2023	2022
Pega Cloud	$558,734	$461,328	$384,271
Maintenance	323,304	331,856	317,564
Consulting	213,273	221,706	230,654
Revenue recognized over time	1,095,311	1,014,890	932,489
Subscription license	398,102	407,625	366,063
Perpetual license	3,767	10,101	19,293
Revenue recognized at a point in time	401,869	417,726	385,356
	$1,497,180	$1,432,616	$1,317,845

(in thousands)	2024	2023	2022
Pega Cloud	$558,734	$461,328	$384,271
Maintenance	323,304	331,856	317,564
Subscription services	882,038	793,184	701,835
Subscription license	398,102	407,625	366,063
Subscription	1,280,140	1,200,809	1,067,898
Consulting	213,273	221,706	230,654
Perpetual license	3,767	10,101	19,293
	$1,497,180	$1,432,616	$1,317,845

Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of December 31, 2024:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$525,133	$230,866	$88,880	$317	$50,519	$895,715	56%
1-2 years	328,234	65,461	10,874	—	3,297	407,866	25%
2-3 years	159,536	24,598	733	—	125	184,992	11%
Greater than 3 years	114,256	19,935	678	—	50	134,919	8%
	$1,127,159	$340,860	$101,165	$317	$53,991	$1,623,492	100%
As of December 31, 2023:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$446,160	$245,271	$62,070	$2,284	$39,810	$795,595	54%
1-2 years	279,474	67,720	9,138	443	2,020	358,795	25%
2-3 years	144,453	37,142	9,789	—	2,896	194,280	13%
Greater than 3 years	90,177	24,421	100	—	—	114,698	8%
	$960,264	$374,554	$81,097	$2,727	$44,726	$1,463,368	100%

16. STOCK-BASED COMPENSATION

(in thousands)	2024	2023	2022
Cost of revenue	$27,353	$28,994	$26,400
Selling and marketing	55,084	57,675	46,769
Research and development	29,838	31,039	29,266
General and administrative	30,443	25,644	19,775
	$142,718	$143,352	$122,210
Income tax benefit	$(1,799)	$(2,187)	$(1,881)
The Company periodically grants employees stock options and restricted stock units (“RSUs”) and non-employee Directors common stock and stock options.
In 2022, most of the Company’s stock based compensation arrangements vest over five years, with 20% vesting after one year and the remaining 80% vesting quarterly over the remaining four years. Beginning in 2023, most of the Company’s stock based compensation arrangements vest over four years, with 25% vesting after one year and the remaining 75% vesting quarterly over the remaining three years. The Company’s stock options have a term of ten years. In 2024, the Company also granted 0.6 million performance stock options with a total grant date fair value of $13.9 million, which vest over 2 years based on the Company’s achievement of certain financial performance targets.
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
As of December 31, 2024, 17.0 million shares were subject to outstanding options and stock-based awards under the 2004 Plan.
2006 Employee Stock Purchase Plan
In 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 ESPP”) under which employees may purchase common stock, at a price equal to at least 85% of the fair market value of the Company’s common stock on the lesser of the commencement date or completion date for offerings under the plan, or such higher price as the Company’s Board of Directors may establish from time to time. In October 2012, the Company’s Board of Directors amended the 2006 ESPP to continue until no shares remain. In 2023, the number of shares authorized for purchase under the 2006 ESPP was increased to 2 million. For 2024, 2023, and 2022, the Company’s Board of Directors set the purchase price at 85% of the fair market value on the completion date of the offering period.

(in thousands)	2024	2023	2022
Compensation expense from 2006 ESPP	$1,184	$1,367	$1,614
As of December 31, 2024, 1.1 million shares had been issued under the plan.
Shares issued and available for issuance
In 2024, the Company issued 3.0 million shares to its employees and directors under the Company’s stock-based compensation plans.
As of December 31, 2024, there were 3.9 million shares available for issuance for future equity grants under the Company’s stock plans, consisting of 3.0 million shares under the 2004 Plan and 0.9 million shares under the 2006 ESPP.
Grant activity
Stock options
The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, expected term of the option, expected volatility of the Company’s common stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The exercise price for stock options is equal to the shares’ fair market value at the grant date.
The following table summarizes the Company’s fair value assumptions for stock options:

	2024	2023	2022
Weighted-average grant-date fair value	$25.82	$20.55	$17.49
Assumptions used in the Black-Scholes option-pricing model:
Expected annual volatility (1)	49%	48%	42%
Expected term in years (2)	3.9	3.5	3.9
Risk-free interest rate (3)	4.2%	4.2%	3.4%
Expected annual dividend yield (4)	0.2%	0.1%	0.1%
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

The following table summarizes the time-based vesting stock option activity under the Company’s stock option plans for 2024:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding as of January 1, 2024	13,853	$59.32
Granted	1,857	62.90
Exercised	(1,937)	43.94
Forfeited	(515)	54.91
Expired	(284)	90.16
Options outstanding as of December 31, 2024	12,974	$61.63
Vested and expected to vest as of December 31, 2024	11,477	$62.04	6.7	$391,228
Exercisable as of December 31, 2024	7,351	$65.37	5.8	$232,270
(1) The aggregate intrinsic value of stock options as of December 31, 2024 is based on the difference between the closing price of the Company’s stock of $93.20 and the exercise price of the applicable stock options.
The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2024, 2023, and 2022 was $58.7 million, $6.2 million, and $15.6 million, respectively. As of December 31, 2024, the Company had unrecognized stock-based compensation expense related to the unvested portion of stock options of $35.2 million that is expected to be recognized as expense over a weighted-average period of 1.6 years.
Performance stock options
In 2023, the Company began awarding performance stock options. These performance stock options allow the holder to purchase a specified number of common stock shares at an exercise price equal to the shares' fair market value at the grant date. For the performance stock options granted in 2024, 25% can vest on the first anniversary of the grant date, and 75% can vest on the second anniversary of the grant date, based on the achievement of specific performance conditions for 2024 and 2025, respectively, including year over year growth in Annual Contract Value and Free Cash Flow Margin. The options expire ten years from the grant date.
The following table summarizes the Company’s performance stock option activity for 2024:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Performance options outstanding as of January 1, 2024	886	$47.27
Granted	566	62.10
Exercised	(39)	47.27
Forfeited	(23)	53.86
Performance options outstanding as of December 31, 2024	1,390	$53.20
Vested and expected to vest as of December 31, 2024	1,173	$53.12	8.6	$47,001
Exercisable as of December 31, 2024	181	$47.27	8.2	$8,304
(1) The aggregate intrinsic value of stock options as of December 31, 2024 is based on the difference between the closing price of the Company’s stock of $93.20 and the exercise price of the applicable stock options.
The aggregate intrinsic value of performance stock options exercised in 2024 and 2023 was $1.5 million and none, respectively. As of December 31, 2024, the Company had unrecognized stock-based compensation expense related to the unvested portion of performance stock options of $11.0 million that is expected to be recognized as expense over a weighted-average period of 1 year.
RSUs
RSUs provide the recipient a right to receive a specified number of shares of the Company’s common stock upon vesting. The Company values its RSUs at the fair value of its common stock on the grant date, which is the closing price of its common stock on the grant date less the present value of expected dividends during the vesting period, as the recipient is not entitled to dividends during the requisite service period. RSU grants include units issued when employees elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash.

The weighted-average grant-date fair value for RSUs granted in 2024, 2023, and 2022 was $62.57, $46.57, and $74.50, respectively.
The following table summarizes the combined RSU activity for all grants, including the CICP, under the 2004 Plan for 2024:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested as of January 1, 2024	2,616	$64.85
Granted	1,366	62.57
Vested	(1,160)	67.39
Forfeited	(209)	63.78
Nonvested as of December 31, 2024	2,613	$64.21	$243,516
Expected to vest as of December 31, 2024	1,962	$63.39	$182,854
The fair value of RSUs vested in 2024, 2023, and 2022 was $78.2 million, $42.8 million, and $50.3 million, respectively. The aggregate intrinsic value of RSUs outstanding and expected to vest as of December 31, 2024 is based on the closing price of the Company’s stock of $93.20 as of December 31, 2024.
As of December 31, 2024, the Company had $48.7 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized as expense over a weighted-average period of 1.6 years.
Common stock
In 2024, the Company granted 0.01 million shares of common stock to Directors with a weighted-average grant-date fair value of $69.19 per share.
17. EMPLOYEE BENEFIT PLANS
The Company sponsors defined contribution plans for qualifying employees, including a 401(k) plan in the United States to which the Company makes discretionary matching contributions.
Employee benefit plan expenses:

(in thousands)	2024	2023	2022
U.S. 401(k) Plan	$7,937	$8,169	$8,994
International plans	20,303	21,256	21,141
	$28,240	$29,425	$30,135
18. INCOME TAXES
The components of income (loss) before provision for income taxes are:

(in thousands)	2024	2023	2022
Domestic	$51,966	$14,016	$(185,820)
Foreign	90,670	81,424	24,023
	$142,636	$95,440	$(161,797)
The components of provision for income taxes are:

(in thousands)	2024	2023	2022
Current:
Federal	$22,941	$7,827	$3,920
State	7,503	4,480	775
Foreign	14,547	14,962	10,200
Total current provision	44,991	27,269	14,895
Deferred:
Federal	—	—	149,028
State	—	—	20,704
Foreign	(1,544)	363	(842)
Total deferred (benefit) provision	(1,544)	363	168,890
	$43,447	$27,632	$183,785

A reconciliation of the U.S federal statutory tax rate and the Company’s effective tax rate:

(in thousands)	2024	2023	2022
U.S. federal income taxes at statutory rates	$29,954	$20,042	$(33,977)
Valuation allowance	(1,504)	(19,272)	188,258
State income taxes, net of federal benefit and tax credits	1,297	4,117	(2,433)
Permanent differences	786	435	11,561
Federal research and experimentation credits	(4,888)	(3,709)	(5,012)
Tax effects of foreign activities	(7,817)	658	3,770
GILTI, FDII, and BEAT	13,945	14,022	16,390
Provision to return adjustments	121	(3,728)	(6,317)
Non-deductible compensation	10,933	6,818	4,769
Tax Reserves	5,917	1,850	5,673
Excess tax (benefits) / detriments related to share-based compensation	(5,645)	4,666	1,563
Impact of change in tax law	—	1,726	(793)
Other	348	7	333
	$43,447	$27,632	$183,785
The effective income tax rate in 2024 was primarily driven by the valuation allowance on our deferred tax assets and tax expense in the U.S. and U.K., partially offset by available tax attributes.
Deferred income taxes
Significant components of net deferred tax assets and liabilities are:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$72,089	$84,656
Accruals and reserves	57,312	41,323
Software revenue	454	3,186
Convertible senior notes	355	2,645
Tax credit carryforwards	10,441	28,456
Research and development capitalization	75,289	58,866
Total deferred tax assets	215,940	219,132
Valuation allowances	(195,252)	(196,901)
Total net deferred tax assets	20,688	22,231
Deferred tax liabilities:
Capped call transactions	(57)	(223)
Depreciation	(3,663)	(4,428)
Intangibles	(9,116)	(11,979)
Other, net	(3,554)	(2,782)
Total deferred tax liabilities	(16,390)	(19,412)
	$4,298	$2,819
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. Future realization of deferred tax assets ultimately depends on sufficient taxable income within the available carryback or carryforward periods. The Company’s deferred tax valuation allowance requires significant judgment and has uncertainties, including assumptions about future taxable income based on historical and projected information. In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based upon these factors, the Company has determined that the uncertainty regarding the realization of these assets is sufficient to warrant the need for a full valuation allowance against its net U.S. and U.K. deferred tax assets as of December 31, 2024. Accordingly, the Company maintained a valuation allowance of $195.3 million at December 31, 2024, a decrease of $1.6 million as a result of the operations of its entities throughout the year.
Given the Company’s recent earnings, the Company believes that there is a reasonable possibility that in a future period sufficient positive evidence may become available to allow the Company to reach a conclusion that a substantial portion of the valuation allowance will no longer be needed. However, the exact timing and amount of the valuation allowance release are subject to significant judgement. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

The Company had approximately $5.4 million and $8.8 million of post apportionment state net operating loss carryforwards, as of December 31, 2024 and 2023, respectively. The U.S. state losses expire at various times through 2044. Additionally, as of December 31, 2024, the Company had $10.4 million of state tax credit carryforwards.
The Company’s federal net operating loss carryforwards were approximately $14.2 million and $20.6 million at December 31, 2024 and 2023, respectively. These federal carryforward losses and state credits expire between 2025 and 2039, except for $1.2 million of federal net operating losses and $1 million of state credits, which have an unlimited carryforward period.
The Company’s UK net operating loss carryforwards were approximately $147.9 million and $183.1 million at December 31, 2024 and 2023, respectively, which have indefinite carryforward periods.

Uncertain tax benefits
A rollforward of the Company’s gross unrecognized tax benefits is:

(in thousands)	2024	2023	2022
Balance as of January 1,	$30,655	$19,746	$17,584
Additions for tax positions related to the current year	7,316	4,859	1,706
Additions for tax positions of prior years	2,941	7,921	728
Reductions for tax positions of prior years	(3,026)	(1,871)	(272)
Balance as of December 31,	$37,886	$30,655	$19,746
The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate, if recognized, is $12.9 million as of December 31, 2024.
Tax examinations
The Company files federal and state income tax returns in the U.S. and various foreign jurisdictions. In the ordinary course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service in the U.S. As of December 31, 2024, the Company’s U.S. federal tax returns for the years 2014 through 2019 were under examination by the Internal Revenue Service. In addition, certain foreign jurisdictions are auditing the Company’s income tax returns for periods ranging from 2018 through 2022. The Company does not expect the results of these audits to have a material effect on the Company’s financial condition, results of operations, or cash flows. With few exceptions, the statute of limitations remains open in all jurisdictions for all tax years since 2018.
19. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and convertible senior notes.
Calculation of earnings (loss) per share:

(in thousands, except per share amounts)	2024	2023	2022
Net income (loss)	$99,189	$67,808	$(345,582)
Weighted-average common shares outstanding	85,265	83,162	81,947
Earnings (loss) per share, basic	$1.16	$0.82	$(4.22)

Net income (loss)	$99,189	$67,808	$(345,582)
Convertible senior notes - interest expense and settlement gains, net of tax	(76)	(5,528)	—
Numerator for diluted EPS	$99,113	$62,280	$(345,582)
Weighted-average effect of dilutive securities:
Convertible senior notes	214	235	—
Stock options	2,710	794	—
RSUs	1,445	723	—
Effect of dilutive securities	4,369	1,752	—
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	89,634	84,914	81,947
Earnings per share, diluted	$1.11	$0.73	$(4.22)

Outstanding anti-dilutive stock options and RSUs (4)	148	250	3,367
(1) All dilutive securities are excluded when their inclusion would be anti-dilutive.
(2) The shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period. If the outstanding conversion options were fully exercised, the Company would issue approximately 3.5 million shares as of December 31, 2024.

(3) The Company’s Capped Call Transactions represent the equivalent of approximately 3.5 million shares of the Company’s common stock (representing the number of shares for which the Notes are convertible) as of December 31, 2024. The Capped Call Transactions are expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
(4) Outstanding stock options and RSUs that were anti-dilutive under the treasury stock method in the period were excluded from the computation of diluted earnings per share. These awards may be dilutive in the future.
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
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. The Company had no accrued losses for litigation for the below matters as of December 31, 2024 and December 31, 2023.
Appian Corp. v. Pegasystems Inc. & Youyong Zou
The Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages of $2,036,860,045 for trade secret misappropriation and $1.00 for violating the Virginia Computer Crimes Act. On September 15, 2022, the circuit court of Fairfax County entered judgment of $2,060,479,287, consisting of the damages previously awarded by the jury plus attorneys’ fees and costs, and stating that the judgment is subject to post-judgment interest at a rate of 6.0% per annum, from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the amount of the award of attorneys’ fees and costs. On September 15, 2022, the Company filed a notice of appeal from the judgment. On September 29, 2022, the circuit court of Fairfax County approved a $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. A panel of the Court of Appeals of Virginia heard oral arguments on November 15, 2023, and issued a written opinion on July 30, 2024. The Court of Appeals reversed the judgment on Appian’s Virginia Uniform Trade Secrets Act claim and ordered a new trial on that claim. Appian filed a petition for appeal with the Supreme Court of Virginia on August 29, 2024, and the Company filed a response to the petition on October 21, 2024. Under the Court’s rules, Appian is entitled to a 10-minute oral argument in support of its petition. The Supreme Court of Virginia has scheduled that argument for February 11, 2025. Although it is not possible to predict timing, the entirety of the appeals process could potentially take years to complete. The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of appellate proceedings and/or any potential new trial resulting from the appellate proceedings.
PS Lit Recovery, LLC v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell and Eminence Fund Long Master, Ltd., Eminence Fund Master, Ltd., Eminence Fund II Master, LP, Eminence Partners Long II, LP, Eminence Fund Leveraged Master, Ltd., Eminence Partners, L.P., Eminence Partners II, L.P. v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell
On December 4, 2024, the shareholders representing approximately 3% of the settlement class that opted out of the court approved settlement in the class action matter captioned City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:22-cv-00578-LMB-IDD) (the “Class Action”) filed two lawsuits against the Company, the Company’s chief executive officer, and the Company’s chief operating and financial officer in the United States District Court for the District of Massachusetts. The first is captioned Eminence Fund Long Master, Ltd., Eminence Fund Master, Ltd., Eminence Fund II Master, LP, Eminence Partners Long II, LP, Eminence Fund Leveraged Master, Ltd., Eminence Partners, L.P., and Eminence Partners II, L.P. v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:24-cv-12999-WGY); the second is captioned PS Lit Recovery, LLC v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:24-cv-11220-WGY). The complaints, which are substantially similar, generally allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act, in each case by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaints also assert claims for common law fraud and negligent misrepresentation, and seek unspecified damages. The defendants’ motion to dismiss is due ten business days following the court’s entry of the parties’ stipulation coordinating the cases, which the parties filed in the court on February 4, 2025. The Company is unable to reasonably estimate possible damages or a range of possible damages in these matters given the stage of the lawsuits and there being no specified quantum of damages sought in the complaints.

In re Pegasystems Inc., Derivative Litigation
On November 21, 2022, a lawsuit was filed against the members of the Company’s board of directors, the Company’s chief operating and financial officer and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin, derivatively on behalf of nominal defendant Pegasystems Inc. v. Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Alan Trefler, Larry Weber, and Kenneth Stillwell, defendants, and Pegasystems Inc., nominal defendant (Case 1:22-cv-11985). The complaint generally alleges the defendants sold shares of the Company while in possession of material nonpublic information relating to (i) the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and (ii) alleged misconduct by Company employees alleged in that litigation. On April 28, 2023, a lawsuit was filed in the United States District Court for the District of Massachusetts by Dag Sagfors, derivatively on behalf of nominal defendant Pegasystems Inc., asserting breach of fiduciary duty and related claims relating to the Virginia Appian litigation against the same defendants as the Larkin lawsuit. On May 17, 2023, the Larkin and Sagfors cases were consolidated and a joint motion to stay the consolidated case is pending before the Court (“Consolidated Action”). The Company also has received confidential demand letters raising substantially the same allegations set forth in the foregoing derivative complaints. On April 12, 2023, the Company’s board of directors (other than Mr. Trefler, who recused himself), formed a committee consisting solely of independent directors, to review, analyze, and investigate the matters raised in the demands and to determine in good faith what actions (if any) are reasonably believed to be appropriate under similar circumstances and reasonably believed to be in the best interests of the Company in response to the demand letters On December 4, 2024, the defendants moved to dismiss the complaint in the Consolidated Action. On December 17, 2024, the plaintiffs moved to voluntarily dismiss the Consolidated Action, and the Court granted the motion on December 18, 2024.
On February 7, 2025, the plaintiffs in the Consolidated Action filed a new complaint against the members of the Company’s board of directors, certain employees of the Company, and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin and Dag Sagfors, derivatively on behalf of nominal defendant Pegasystems Inc. v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Leon Trefler, Larry Weber, Kenneth Stillwell, Don Schuerman, Kerim Akgonul, and Benjamin Baril, defendants, and Pegasystems Inc., nominal defendant (Case 1:25-cv-10303). The complaint asserts against Defendants claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act relating to (i) the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above; (ii) alleged misconduct by Company employees alleged in that litigation; and the Class Action, described above.
On June 28, 2024, a lawsuit was filed against members of the Company’s board of directors, certain employees of the Company and the Company in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts, captioned John Dwyer and Ray Gerber, Plaintiffs, v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Larry Weber, Leon Trefler, Don Schuerman, Kerim Akgonul, and Benjamin Baril, Defendants, and Pegasystems Inc., Nominal Defendant (Case 2484CV01734) (“Dwyer Action”). The complaint generally alleges the defendants breached their fiduciary duties in connection with alleged misconduct by Company employees alleged in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and alleges damages from the approximately $2 billion verdict in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, the settlement of the Class Action, and litigation costs from various proceedings. On October 18, 2024 the defendants served a motion to dismiss the complaint, which the defendants then withdrew on November 26, 2024 pending resolution of whether this complaint and the other derivative actions would be consolidated in Superior Court in Suffolk County, Massachusetts.
On November 22, 2024, a lawsuit was filed against members of the Company’s board of directors, certain employees of the Company and the Company in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts, captioned Jayne Birch and Robert Garfield, Plaintiffs, v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Larry Weber, Leon Trefler, Kerim Akgonul, Don Schuerman, Leon Trefler, Douglas Kim, John Petronio, Benjamin Baril, and Kenneth Stillwell, Defendants, and Pegasystems Inc., Nominal Defendant (Case 2484CV03076-BLS-1) (“Birch Action”). The complaint generally alleges the defendants breached their fiduciary duties in connection with alleged misconduct by Company employees alleged in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and alleges damages from the approximately $2 billion verdict in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, the settlement of the Class Action, and litigation costs from various proceedings. The parties agreed on November 26, 2024 to suspend indefinitely the deadlines for any response to the complaint pending resolution of whether this complaint and the other derivative actions would be consolidated in the Superior Court in Suffolk County, Massachusetts.
On February 4, 2025, the parties to the Dwyer and Birch Actions filed a stipulation and proposed order in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts consolidating the two actions and setting a schedule for the filing of a consolidated complaint and any motion to dismiss. Pursuant to the stipulation, a consolidated complaint must be filed by March 18, 2025, and any motion to dismiss must be served by May 15, 2025. The court held a hearing on February 11, 2025, at which it indicated it would issue an order consolidating the Dwyer and Birch Actions and approving the schedule for the filing of a consolidated complaint and a motion to dismiss. The court scheduled a hearing on the motion to dismiss for September 4, 2025.
The Company is unable to reasonably estimate possible damages or a range of possible damages in these matters given the stage of the lawsuits and there being no specified quantum of damages sought in the complaints.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s report on and changes in internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.
Based on this evaluation, management has concluded that (i) our internal control over financial reporting was effective as of December 31, 2024 and (ii) no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in Item 8 “Financial Statements and Supplementary Data”.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
On November 6, 2024, Alan Trefler, our Chief Executive Officer, entered into a trading plan that provides for the sale of 630,000 shares of our common stock. The plan will terminate on January 22, 2026, subject to early termination for certain specified events set forth in the plan.
On November 25, 2024, Rifat Kerim Akgonul, our Chief Product Officer, entered into a trading plan that provides for the sale of 18,000 shares of our common stock. The plan will terminate on March 31, 2026, subject to early termination for certain specified events set forth in the plan.
On November 26, 2024, Leon Trefler, our Chief of Clients and Markets, entered into a trading plan that provides for the sale of 8,198 shares of our common stock. The plan will terminate on December 31, 2025, subject to early termination for certain specified events set forth in the plan.
Proposed Stock Split
On February 12, 2025, our Board approved a two-for-one forward stock split of our common stock, to be effected as a stock dividend. Effectiveness of the stock split is subject to approval by our stockholders at our June 17, 2025 annual meeting of stockholders of a proportionate increase in our authorized shares of common stock. Our financial results in this Annual Report do not include any impact of the stock split.
Credit Facility
Effective as of February 4, 2025, we entered into an amendment to our $100 million senior secured revolving credit agreement with PNC Bank, National Association which extends the expiration date of the Credit Facility to February 4, 2027. The description contained herein is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.23 to this Annual Report on Form 10-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, information required by this item is incorporated herein by reference from the information contained in our proxy statement for our 2025 annual stockholders meeting (the “2025 proxy statement”) under the headings Executive Compensation, Election of Directors, Corporate Governance, Executive Officers, Insider Trading Policies and Procedures, and Delinquent Section 16(a) Reports, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from the information contained in the 2025 proxy statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from the information contained in the 2025 proxy statement under the headings “Executive Compensation”, “Equity Compensation Plan Information”, and “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference from the information contained in the 2025 proxy statement under the headings “Certain Relationships and Related Transactions” and “Determination of Independence” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from the information contained in the 2025 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report:
(1) Financial Statements
The following consolidated financial statements are included in Item 8:
(b) Exhibits

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Location	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	10-Q	3.1	11/4/14
3.2	Amended and Restated Bylaws of Pegasystems Inc	8-K	3.2	6/15/20
4.1	Specimen Certificate Representing the Common Stock	S-1	4.1	6/19/96
4.2	Indenture, dated as of February 24, 2020, between Pegasystems Inc. and U.S. Bank National Association, as trustee	8-K	4.1	2/24/20
4.3	Form of certificate representing the 0.75% Convertible Senior Notes due 2025	8-K	Exhibit A to 4.1	2/24/20
4.4	Description of Common Stock	10-K	4.2	2/12/20
10.1	2004 Long-Term Incentive Plan (as amended and restated)++	DEF 14A	Appendix A to 2023 Proxy Statement	4/28/23
10.2	Restricted Stock Unit Sub-Plan of the Registrant’s 2004 Long-Term Incentive Plan for French Participants++	DEF 14A	Appendix B to 2016 Proxy Statement	4/18/16
10.3	2006 Employee Stock Purchase Plan, as amended on June 20, 2023++	DEF 14A	Appendix B to 2023 Proxy Statement	4/28/23
10.4	Form of Employee Stock Option Agreement, as amended++	10-Q	10.3	5/10/17
10.5	Form of Global Stock Option Agreement++	10-K	10.5	2/17/21
10.6	Form of Restricted Stock Unit Agreement, as amended++	10-Q	10.4	5/10/17
10.7	Form of Global Restricted Stock Unit Agreement++	10-K	10.7	2/17/21
10.8	Form of Non-Employee Director Stock Option Agreement++	10-Q	10.2	10/29/04
10.9	Form of Director Indemnification Agreement++	8-K	99.1	4/11/05
10.10	Offer Letter between the Registrant and Kenneth Stillwell dated June 1, 2016++	8-K	99.1	6/14/16
10.11	Offer Letter between the Registrant and John Higgins executed December 13, 2020++	10-Q	10.3	4/26/23
10.12	Compensation Program for non-employee members of the Registrant’s Board of Directors++				X
10.13	2023 Section 16 Officers/FLT Member Corporate Incentive Compensation Plan++	8-K	99.1	2/13/23
10.14	2024 Section 16 Officers/FLT Member Corporate Incentive Compensation Plan++	8-K	99.1	2/12/24
10.15	Credit Agreement dated as of November 5, 2019 with PNC Bank, National Association	10-Q	10.1	11/7/19
10.16	Amendment to Loan Documents, dated February 18, 2020, between Pegasystems Inc. and PNC Bank, National Association	8-K	10.3	2/24/20
10.17	Amendment 2 to Loan Documents, dated July 22, 2020, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.2	7/28/20

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Location	Filing Date
10.18**	Amendment to Loan Documents, dated as of September 30, 2020, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.3	10/28/20
10.19	Fourth Amendment to Loan Documents, dated as of March 31, 2022, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	3/31/22
10.20	Fifth Amendment to Loan Documents, dated as of July 25, 2022, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	7/27/22
10.21	Sixth Amendment to Loan Documents, dated as of March 31, 2023, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	4/26/23
10.22	Seventh Amendment to Loan Documents, dated as of April 23, 2024, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	4/24/24
10.23	Eighth Amendment to Loan Documents, dated as of February 7, 2025 and effective as of February 4, 2025, between Pegasystems Inc. and PNC Bank, National Association				X
10.24	Fee Letter, dated as of March 31, 2023, for Senior Credit Facility	10-Q	10.2	4/26/23
10.25	Form of Side Letter to Base Call Option Transaction	10-Q	10.1	10/28/20
10.26	Form of Side Letter to Additional Call Option Transaction	10-Q	10.2	10/28/20
10.27	Form of Confirmation of Base Call Option Transaction	8-K	10.1	2/24/20
10.28	Form of Confirmation of Additional Call Option Transaction	8-K	10.2	2/24/20
10.29	Sublease, dated March 31, 2021 for Office Space at One Main Street, Cambridge, MA	10-Q	10.1	7/28/21
10.30	Lease between Pegasystems Inc. and 275 Wyman LLC**	8-K	10.1	7/9/21
19.1	Pegasystems Inc. Insider Trading Policy				X
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.				X
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				+
97.1	Pegasystems Inc. Compensation Recovery Policy	10-K	97.1	2/14/24
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

Pegasystems Inc.
Date:	February 12, 2025	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 12, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ ALAN TREFLER	Chairman and Chief Executive Officer (Principal Executive Officer)
Alan Trefler

/s/ KENNETH STILLWELL	Chief Operating Officer and Chief Financial Officer
Kenneth Stillwell	(Principal Financial Officer)

/s/ EFSTATHIOS KOUNINIS	Chief Accounting Officer, Senior Vice President, and Treasurer (Principal Accounting Officer)
Efstathios Kouninis

/s/ ROHIT GHAI	Director
Rohit Ghai

/s/ PETER GYENES	Director
Peter Gyenes

/s/ RICHARD JONES	Director
Richard Jones

/s/ CHRISTOPHER LAFOND	Director
Christopher Lafond

/s/ DIANNE LEDINGHAM	Director
Dianne Ledingham

/s/ SHARON ROWLANDS	Director
Sharon Rowlands

/s/ LARRY WEBER	Director
Larry Weber