Form 10-Q
period 2025-03-31
PEGASYSTEMS INC
filed 2025-04-22
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 85,118,570 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on April 14, 2025.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$231,129	$337,103
Marketable securities	140,607	402,870
Total cash, cash equivalents, and marketable securities	371,736	739,973
Accounts receivable, net	202,869	305,468
Unbilled receivables, net	179,093	173,085
Other current assets	92,794	115,178
Total current assets	846,492	1,333,704
Long-term unbilled receivables, net	98,251	61,407
Goodwill	81,186	81,113
Other long-term assets	296,021	292,049
Total assets	$1,321,950	$1,768,273
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,649	$6,226
Accrued expenses	49,875	31,544
Accrued compensation and related expenses	55,919	138,042
Deferred revenue	469,298	423,910
Convertible senior notes, net	—	467,470
Other current liabilities	17,395	18,866
Total current liabilities	609,136	1,086,058
Long-term operating lease liabilities	65,117	67,647
Other long-term liabilities	36,428	29,088
Total liabilities	710,681	1,182,793
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 200,000 shares authorized; 85,562 and 86,112 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	856	861
Additional paid-in capital	461,354	526,963
Retained earnings	170,756	87,901
Accumulated other comprehensive (loss)	(21,697)	(30,245)
Total stockholders’ equity	611,269	585,480
Total liabilities and stockholders’ equity	$1,321,950	$1,768,273

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended March 31,
	2025	2024
Revenue
Subscription services	$227,491	$211,903
Subscription license	186,555	63,338
Consulting	60,421	54,047
Perpetual license	1,166	859
Total revenue	475,633	330,147
Cost of revenue
Subscription services	38,128	35,824
Subscription license	386	643
Consulting	63,934	58,182
Perpetual license	2	9
Total cost of revenue	102,450	94,658
Gross profit	373,183	235,489
Operating expenses
Selling and marketing	138,069	127,695
Research and development	74,286	72,113
General and administrative	33,828	23,527
Litigation settlement, net of recoveries	—	32,403
Restructuring	11	163
Total operating expenses	246,194	255,901
Income (loss) from operations	126,989	(20,412)
Foreign currency transaction (loss)	(5,325)	(3,262)
Interest income	5,335	5,281
Interest expense	(1,027)	(1,752)
(Loss) income on capped call transactions	(223)	3,299
Other income, net	561	1,684
Income (loss) before provision for (benefit from) income taxes	126,310	(15,162)
Provision for (benefit from) income taxes	40,888	(3,038)
Net income (loss)	$85,422	$(12,124)
Earnings (loss) per share
Basic	$0.99	$(0.14)
Diluted	$0.91	$(0.14)
Weighted-average number of common shares outstanding
Basic	85,902	84,266
Diluted	94,413	84,266

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
	Three Months Ended March 31,
	2025	2024
Net income (loss)	$85,422	$(12,124)
Other comprehensive income (loss), net of tax
Unrealized (loss) on available-for-sale securities	(262)	(746)
Foreign currency translation adjustments	8,810	(3,427)
Total other comprehensive income (loss), net of tax	8,548	(4,173)
Comprehensive income (loss)	$93,970	$(16,297)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
December 31, 2023	83,840	$838	$379,584	$(8,705)	$(17,879)	$353,838
Issuance of common stock for stock compensation plans	1,139	12	18,644	—	—	18,656
Issuance of common stock under the employee stock purchase plan	32	—	1,758	—	—	1,758
Stock-based compensation	—	—	34,781	—	—	34,781
Cash dividends declared ($0.03 per share)	—	—	(2,550)	—	—	(2,550)
Other comprehensive (loss)	—	—	—	—	(4,173)	(4,173)
Net (loss)	—	—	—	(12,124)	—	(12,124)
March 31, 2024	85,011	$850	$432,217	$(20,829)	$(22,052)	$390,186

December 31, 2024	86,112	$861	$526,963	$87,901	$(30,245)	$585,480
Repurchase of common stock	(1,460)	(15)	(118,689)	—	—	(118,704)
Issuance of common stock for stock compensation plans	878	9	9,745	—	—	9,754
Issuance of common stock under the employee stock purchase plan	32	1	1,910	—	—	1,911
Stock-based compensation	—	—	41,425	—	—	41,425
Cash dividends declared ($0.03 per share)	—	—	—	(2,567)	—	(2,567)
Other comprehensive income	—	—	—	—	8,548	8,548
Net income	—	—	—	85,422	—	85,422
March 31, 2025	85,562	$856	$461,354	$170,756	$(21,697)	$611,269

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$85,422	$(12,124)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Stock-based compensation	41,425	34,781
Amortization of deferred commissions	18,504	17,282
Amortization of intangible assets and depreciation	3,137	4,254
Amortization of right-of-use lease assets	2,826	3,472
Foreign currency transaction loss	5,325	3,262
Loss (gain) on capped call transactions	223	(3,299)
Deferred income taxes	179	(646)
(Accretion) of investments	(1,526)	(2,612)
(Gain) on investments	(751)	(1,628)
Other non-cash	1,067	726
Change in operating assets and liabilities, net	48,397	136,678
Cash provided by operating activities	204,228	180,146
Investing activities
Purchases of investments	(69,318)	(161,438)
Proceeds from maturities and called investments	324,596	29,643
Sales of investments	8,497	—
Investment in property and equipment	(1,880)	(604)
Cash provided by (used in) investing activities	261,895	(132,399)
Financing activities
Repurchases of convertible senior notes	(467,864)	—
Dividend payments to stockholders	(2,583)	(2,515)
Proceeds from employee stock plans	13,969	22,419
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,304)	(2,005)
Common stock repurchases under stock repurchase program	(117,204)	—
Cash (used in) provided by financing activities	(575,986)	17,899
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,570	(2,803)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(106,293)	62,843
Cash, cash equivalents, and restricted cash, beginning of period	341,529	232,827
Cash, cash equivalents, and restricted cash, end of period	$235,236	$295,670

Cash and cash equivalents	$231,129	$291,905
Restricted cash included in other current assets	49	775
Restricted cash included in other long-term assets	4,058	2,990
Total cash, cash equivalents, and restricted cash	$235,236	$295,670

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.
In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.
All intercompany transactions and balances were eliminated in consolidation. The operating results for the interim periods presented do not necessarily indicate the expected results for fiscal year 2025.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes expanded income tax rate reconciliation disclosures, a disaggregation of income taxes paid, and other expanded disclosures. ASU 2023-09 will be effective for the Company for the year ending December 31, 2025. The Company expects the adoption to result in disclosure changes only.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU “2024-03”). Among other items, the requirements include expanded disclosures around employee compensation and selling expenses. ASU 2024-03 will be effective for the Company for the year ending December 31, 2027. The Company is still evaluating the impact of this new guidance on its consolidated financial statements but expects the adoption to result in disclosure changes only.
NOTE 3. MARKETABLE SECURITIES

	March 31, 2025				December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$12,317	$2	$(10)	$12,309	$11,851	$1	$(19)	$11,833
Corporate debt	128,184	146	(32)	128,298	391,097	63	(123)	391,037
	$140,501	$148	$(42)	$140,607	$402,948	$64	$(142)	$402,870
As of March 31, 2025, marketable securities’ maturities ranged from April 2025 to March 2028, with a weighted-average remaining maturity of 1.4 years.
NOTE 4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	March 31, 2025	December 31, 2024
Accounts receivable, net	$202,869	$305,468
Unbilled receivables, net	179,093	173,085
Long-term unbilled receivables, net	98,251	61,407
	$480,213	$539,960
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	March 31, 2025
1 year or less	$179,093	65%
1-2 years	59,265	21%
2-5 years	38,986	14%
	$277,344	100%

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unbilled receivables by contract effective date:

(Dollars in thousands)	March 31, 2025
2025	$87,964	32%
2024	109,309	39%
2023	64,889	23%
2022	8,227	3%
2021 and prior	6,955	3%
	$277,344	100%
Major clients
Clients that represented 10% or more of the Company’s total accounts receivable and unbilled receivables:

	March 31, 2025	December 31, 2024
Client A
Accounts receivable	*	20%
Unbilled receivables	*	—%
Total receivables	*	11%
Client B
Accounts receivable	—%	*
Unbilled receivables	18%	*
Total receivables	11%	*
*Client accounted for less than 10% of total accounts receivable and unbilled receivables.
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	March 31, 2025	December 31, 2024
Contract assets (1)	$14,620	$13,498
Long-term contract assets (2)	23,009	18,321
	$37,629	$31,819
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings made and payments received in advance of revenue recognition.

(in thousands)	March 31, 2025	December 31, 2024
Deferred revenue	$469,298	$423,910
Long-term deferred revenue (1)	4,096	2,121
	$473,394	$426,031
(1) Included in other long-term liabilities.
The change in deferred revenue during the three months ended March 31, 2025 was primarily due to new billings in advance of revenue recognition and $190.2 million of revenue recognized during the period included in deferred revenue as of December 31, 2024.
NOTE 5. DEFERRED COMMISSIONS

(in thousands)	March 31, 2025	December 31, 2024
Deferred commissions (1)	$106,674	$105,405
(1) Included in other long-term assets.

	Three Months Ended March 31,
(in thousands)	2025	2024
Amortization of deferred commissions (1)	$18,504	$17,282
(1) Included in selling and marketing expenses.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Three Months Ended March 31,
(in thousands)	2025	2024
January 1,	$81,113	$81,611
Currency translation adjustments	73	(144)
March 31,	$81,186	$81,467
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		March 31, 2025
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,130	$(61,760)	$1,370
Technology	2-10 years	68,115	(66,353)	1,762
Other	1-5 years	5,361	(5,361)	—
		$136,606	$(133,474)	$3,132
(1) Included in other long-term assets.

		December 31, 2024
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,107	$(61,395)	$1,712
Technology	2-10 years	68,115	(65,995)	2,120
Other	1-5 years	5,361	(5,361)	—
		$136,583	$(132,751)	$3,832
(1) Included in other long-term assets.
Future estimated amortization of intangible assets:

(in thousands)	March 31, 2025
Remainder of 2025	$1,930
2026	874
2027	328
$3,132
Amortization of intangible assets:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of revenue	$358	$621
Selling and marketing	343	343
	$701	$964

NOTE 7. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	March 31, 2025	December 31, 2024
Prepaid expenses	$47,388	$38,155
Income tax receivables	26,435	58,359
Contract assets	14,620	13,498
Indirect tax receivable	1,919	2,488
Capped call transactions	—	223
Restricted cash	49	98
Other	2,383	2,357
	$92,794	$115,178

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term assets

(in thousands)	March 31, 2025	December 31, 2024
Deferred commissions	$106,674	$105,405
Right of use assets	60,014	62,429
Property and equipment	40,784	41,806
Venture investments	21,715	21,234
Contract assets	23,009	18,321
Income taxes receivable	14,663	13,299
Intangible assets	3,132	3,832
Deferred income taxes	4,236	4,268
Restricted cash	4,058	4,328
Other	17,736	17,127
	$296,021	$292,049
Accrued expenses

(in thousands)	March 31, 2025	December 31, 2024
Cloud hosting	$14,008	$1,802
Outside professional services	14,446	10,639
Marketing and sales program	3,551	2,150
Income and other taxes	5,480	5,055
Employee related	4,618	4,833
Repurchases of common stock unsettled	3,000	1,500
Other	4,772	5,565
	$49,875	$31,544
Other current liabilities

(in thousands)	March 31, 2025	December 31, 2024
Operating lease liabilities	$14,149	$14,551
Dividends payable	2,567	2,583
Other	679	1,732
	$17,395	$18,866
Other long-term liabilities

(in thousands)	March 31, 2025	December 31, 2024
Deferred revenue	$4,096	$2,121
Income taxes payable	20,785	15,956
Other	11,547	11,011
	$36,428	$29,088

NOTE 8. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance.
The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides case management, business process management, and real-time decisioning solutions to improve customer engagement and operational excellence in the enterprise applications market. To assess performance, the Company’s CODM, the Chief Executive Officer, reviews financial information on a consolidated basis. Therefore, the Company determined it has one operating segment and one reportable segment. The accounting policies of the Company’s operating segment are the same as those described in "Note 2. Significant Accounting Policies" included in the Annual Report on Form 10-K for the year ended December 31, 2024. The CODM uses consolidated net income (loss) to set financial performance targets, assess performance, and make expense allocation decisions.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31,
(in thousands)	2025	2024
Total revenue	$475,633	$330,147
Total cost of revenue	102,450	94,658
Selling	119,118	110,089
Marketing	18,951	17,606
Research and development	74,286	72,113
General and administrative	33,828	23,527
Other segment items, net (1)	690	27,316
Provision for (benefit from) income taxes	40,888	(3,038)
Net income (loss)	$85,422	$(12,124)
(1) Includes Litigation settlement, net of recoveries, Restructuring, Foreign currency transaction (loss) gain, Interest income, Interest expense, (Loss) income on capped call transactions, and Other income, net.

Long-lived assets related to the Company’s U.S. and international operations consist of property and equipment, which are included in Other long-term assets in the Company’s consolidated balance sheet:

(in thousands)	March 31, 2025		December 31, 2024
U.S.	$36,854	90%	$37,405	89%
International	3,930	10%	4,401	11%
	$40,784	100%	$41,806	100%
NOTE 9. LEASES
On January 1, 2025, the Company relocated its corporate headquarters to 225 Wyman Street, Waltham, Massachusetts. A copy of the lease is filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2024.
Expense

	Three Months Ended March 31,
(in thousands)	2025	2024
Fixed lease costs	$3,776	$4,262
Short-term lease costs	487	543
Variable lease costs	1,750	1,609
	$6,013	$6,414
Right of use assets and lease liabilities

(in thousands)	March 31, 2025	December 31, 2024
Right of use assets (1)	$60,014	$62,429
Operating lease liabilities (2)	$14,149	$14,551
Long-term operating lease liabilities	$65,117	$67,647
(1) Included in other long-term assets.
(2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term	6.1 years	6.2 years
Weighted-average discount rate (1)	4.8%	4.8%
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities of lease liabilities:

(in thousands)	March 31, 2025
Remainder of 2025	$13,689
2026	15,589
2027	14,104
2028	13,479
2029	10,813
2030	9,216
Thereafter	14,450
Total lease payments	91,340
Less: imputed interest (1)	(12,074)
$79,266
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for operating leases, net of tenant improvement allowances	$4,581	$5,069
Right of use assets recognized for new leases and amendments (non-cash)	$—	$1,095
NOTE 10. DEBT
Convertible senior notes and capped calls
Convertible senior notes
In February 2020, the Company issued Convertible Senior Notes (the "Notes") with an aggregate principal of $600 million, due March 1, 2025, in a private placement. No principal payments were due before maturity. The Notes accrued interest at an annual rate of 0.75%, paid semi-annually in arrears on March 1 and September 1, beginning September 1, 2020. The remaining outstanding principal balance on the Notes and accrued interest totaling $469.6 million was repaid in its entirety at maturity during the three months ended March 31, 2025.
Conversion rights
The conversion rate was 7.4045 shares of common stock per $1,000 principal amount of the Notes, representing an initial conversion price of $135.05 per share of common stock.
Carrying value of the Notes:

(in thousands)	March 31, 2025	December 31, 2024
Principal	$—	$467,864
Unamortized issuance costs	—	(394)
Convertible senior notes, net	$—	$467,470

Interest expense related to the Notes:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contractual interest expense (0.75% coupon)	$595	$942
Amortization of issuance costs	394	617
	$989	$1,559

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The average interest rate on the Notes in the three months ended March 31, 2025 and 2024 was 1.2%.
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions initially covered approximately 4.4 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s common stock. As of December 31, 2024, Capped Call Transactions covering approximately 3.5 million shares were outstanding, and expired upon maturity of the Notes during the three months ended March 31, 2025.
The Capped Call Transactions were expected to reduce common stock dilution and/or offset any potential cash payments the Company must make, other than for principal and interest, upon conversion of the Notes, with such reduction and/or offset subject to a cap of $196.44. The cap price of the Capped Call Transactions was subject to adjustment upon specified extraordinary events affecting the Company, including mergers and tender offers.
The Capped Call Transactions were accounted for as derivative instruments and did not qualify for the Company’s own equity scope exception in ASC 815 since, in some cases of early settlement, the settlement value calculated following the governing documents may not represent a fair value measurement. The Capped Call Transactions were remeasured to fair value each reporting period, resulting in a non-operating gain or loss.
Change in capped call transactions:

	Three Months Ended March 31,
(in thousands)	2025	2024
January 1,	$223	$893
Fair value adjustment	(223)	3,299
March 31,	$—	$4,192
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
As of March 31, 2025 and December 31, 2024, the Company had $27.3 million in outstanding letters of credit under the Credit Facility, reducing available borrowing capacity, but no outstanding cash borrowings.
NOTE 11. RESTRUCTURING
The Company has undertaken the following restructuring activities as it optimizes its go-to-market strategy and reassesses its office space needs:

	Three Months Ended March 31,
(in thousands)	2025	2024
Employee severance and related benefits	$(3)	$384
Office space reductions (1)	14	(221)
Restructuring expense	$11	$163
(1) These primarily relate to non-cash operating lease adjustments.
Restructuring activity:
Accrued employee severance and related benefits:

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31,
(in thousands)	2025	2024
January 1,	$2,000	$8,095
(Benefit) costs incurred	(3)	384
Cash disbursements	(1,184)	(3,347)
Currency translation adjustments	53	(131)
March 31, (1)	$866	$5,001
(1) Included in accrued compensation and related expenses.
NOTE 12. FAIR VALUE MEASUREMENTS
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
The fair value of the Capped Call Transactions at the end of each reporting period is determined using a Black-Scholes option-pricing model. The valuation model uses various market-based inputs, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield. The Company applied judgment when determining expected volatility. The Company considered the underlying equity security’s historical and implied volatility levels. The Capped Call Transactions expired upon maturity of the Notes during the three months ended March 31, 2025. The Company’s venture investments are recorded at fair value based on multiple valuation methods, including observable public companies and transaction prices and unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds.
Assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,606	$7,482	$—	$14,088	$5,318	$148,926	$—	$154,244
Marketable securities	$—	$140,607	$—	$140,607	$—	$402,870	$—	$402,870
Capped Call Transactions	$—	$—	$—	$—	$—	$223	$—	$223
Venture investments	$—	$—	$21,715	$21,715	$—	$—	$21,234	$21,234

Changes in venture investments:

	Three Months Ended March 31,
(in thousands)	2025	2024
January 1,	$21,234	$19,450
New investments	200	250
Changes in foreign exchange rates	65	(20)
Changes in fair value:
included in other income, net	751	1,628
included in other comprehensive income (loss)	(535)	(362)
March 31,	$21,715	$20,946
The carrying value of certain financial instruments, including receivables and accounts payable, approximates fair value due to their short maturities.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair value of the Convertible Senior Notes
The fair value of the Notes outstanding (including the embedded conversion feature) was $463.9 million as of December 31, 2024. The Notes were repaid in full at maturity during the three months ended March 31, 2025.
The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 2 in the fair value hierarchy.
NOTE 13. REVENUE
Geographic revenue
Revenues by geography are determined based on client location:

	Three Months Ended March 31,
(Dollars in thousands)	2025		2024
U.S.	$269,192	56%	$180,983	54%
Other Americas	33,741	7%	21,786	7%
United Kingdom (“U.K.”)	40,742	9%	32,117	10%
Europe (excluding U.K.), Middle East, and Africa	74,056	16%	61,847	19%
Asia-Pacific	57,902	12%	33,414	10%
	$475,633	100%	$330,147	100%
Revenue streams

	Three Months Ended March 31,
(in thousands)	2025	2024
Pega Cloud	$151,123	$130,902
Maintenance	76,368	81,001
Consulting	60,421	54,047
Revenue recognized over time	287,912	265,950
Subscription license	186,555	63,338
Perpetual license	1,166	859
Revenue recognized at a point in time	187,721	64,197
Total revenue	$475,633	$330,147

	Three Months Ended March 31,
(in thousands)	2025	2024
Pega Cloud	$151,123	$130,902
Maintenance	76,368	81,001
Subscription services	227,491	211,903
Subscription license	186,555	63,338
Subscription	414,046	275,241
Consulting	60,421	54,047
Perpetual license	1,166	859
Total revenue	$475,633	$330,147

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of March 31, 2025:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$572,341	$229,180	$33,202	$317	$45,320	$880,360	50%
1-2 years	331,572	73,500	3,718	—	2,291	411,081	24%
2-3 years	161,259	37,779	731	—	144	199,913	12%
Greater than 3 years	185,939	43,939	7,215	—	52	237,145	14%
	$1,251,111	$384,398	$44,866	$317	$47,807	$1,728,499	100%
As of March 31, 2024:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$461,928	$225,598	$33,985	$2,727	$34,716	$758,954	53%
1-2 years	292,787	65,605	10,008	—	1,604	370,004	26%
2-3 years	149,797	32,307	2,903	—	2,428	187,435	13%
Greater than 3 years	86,601	21,650	98	—	—	108,349	8%
	$991,113	$345,160	$46,994	$2,727	$38,748	$1,424,742	100%
Major Clients
Clients accounting for 10% or more of the Company’s revenue:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Total revenue	$475,633	$330,147
Client B	15%	*
*Client accounted for less than 10% of total revenues.
NOTE 14. STOCKHOLDERS' EQUITY
Stock-based Compensation Expense

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of revenue	$7,823	$6,572
Selling and marketing	15,781	13,888
Research and development	8,385	7,646
General and administrative	9,436	6,675
	$41,425	$34,781
Income tax benefit	$(587)	$(311)
As of March 31, 2025, the Company had $161.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years.
Grants

	Three Months Ended March 31, 2025
(in thousands)	Quantity	Total Fair Value
Restricted stock units (1)	938	$73,191
Non-qualified stock options	1,507	$47,157
Common stock	1	$52
(1) Includes units issued when employees elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock repurchase program
On October 22, 2024, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2025 to December 31, 2025 and increased the authorized repurchase by $250 million to $310 million as of that date.
During the three months ended March 31, 2025, the Company repurchased 1.5 million of its common stock for $118.7 million at an average price per share of $81.28. All purchases under this program have been made on the open market.
On April 22, 2025, the Company’s Board of Directors further extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase by $500 million.
Proposed Stock Split
On February 12, 2025, the Company’s Board of Directors approved a two-for-one forward stock split of the Company’s common stock, to be effected as a stock dividend. Effectiveness of the stock split is subject to approval by the Company’s stockholders at the June 17, 2025 annual meeting of stockholders of a proportionate increase in the Company’s authorized shares of common stock. The Company’s financial results in this Quarterly Report do not include any impact of the stock split.
NOTE 15. INCOME TAXES
Effective income tax rate

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Provision for (benefit from) income taxes	$40,888	$(3,038)
Effective income tax rate	32%	20%
The Company’s effective income tax rate for the three months ended March 31, 2025, is impacted by the valuation allowance on its deferred tax assets in the U.S. and U.K. as well as the jurisdictional mix and timing of the actual compared to projected earnings.
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
The Company intends to maintain a valuation allowance on its U.S. and U.K. net deferred tax assets until positive sufficient evidence exists to support their realization.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and Notes.
Calculation of earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income (loss)	$85,422	$(12,124)
Weighted-average common shares outstanding	85,902	84,266
Earnings (loss) per share, basic	$0.99	$(0.14)

Net income (loss)	$85,422	$(12,124)
Notes - interest expense, net of tax	742	—
Numerator for diluted EPS	$86,164	$(12,124)
Weighted-average effect of dilutive securities:
Notes	2,425	—
Stock options	4,305	—
RSUs	1,781	—
Effect of dilutive securities	8,511	—
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	94,413	84,266
Earnings (loss) per share, diluted	$0.91	$(0.14)

Outstanding anti-dilutive stock options and RSUs (4)	122	3,171
(1) All dilutive securities are excluded when their inclusion would be anti-dilutive.
(2) The weighted-average shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period.
(3) The Company’s Capped Call Transactions represented the equivalent number of shares of the Company’s common stock (representing the number of shares for which the Notes are convertible). The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
(4) Outstanding stock options and RSUs that were anti-dilutive under the treasury stock method in the period were excluded from the computation of diluted earnings (loss) per share. These awards may be dilutive in the future.
NOTE 17. COMMITMENTS AND CONTINGENCIES
Commitments
See "Note 9. Leases" for additional information.
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
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. The Company had no accrued losses for litigation for the below matters as of March 31, 2025 and December 31, 2024.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Appian Corp. v. Pegasystems Inc. & Youyong Zou
The Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages of $2,036,860,045 for trade secret misappropriation and $1.00 for violating the Virginia Computer Crimes Act. On September 15, 2022, the circuit court of Fairfax County entered judgment of $2,060,479,287, consisting of the damages previously awarded by the jury plus attorneys’ fees and costs, and stating that the judgment is subject to post-judgment interest at a rate of 6.0% per annum, from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the amount of the award of attorneys’ fees and costs. On September 15, 2022, the Company filed a notice of appeal from the judgment. On September 29, 2022, the circuit court of Fairfax County approved a $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. A panel of the Court of Appeals of Virginia heard oral arguments on November 15, 2023, and issued a written opinion on July 30, 2024. The Court of Appeals reversed the judgment on Appian’s Virginia Uniform Trade Secrets Act claim and ordered a new trial on that claim. Appian filed a petition for appeal with the Supreme Court of Virginia on August 29, 2024, and the Company filed a response to the petition on October 21, 2024. The Supreme Court of Virginia heard oral argument on February 11, 2025, and, on March 7, 2025, the Supreme Court of Virginia granted Appian’s petition for appeal and Pega’s assignments of cross-error. In the coming months, the parties will be filing briefs with the Supreme Court. There is no date for oral argument. Although it is not possible to predict timing, the entirety of the appeals process could potentially take years to complete. The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of appellate proceedings and/or any potential new trial resulting from the appellate proceedings.
PS Lit Recovery, LLC v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell and Eminence Fund Long Master, Ltd., Eminence Fund Master, Ltd., Eminence Fund II Master, LP, Eminence Partners Long II, LP, Eminence Fund Leveraged Master, Ltd., Eminence Partners, L.P., Eminence Partners II, L.P. v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell
On December 4, 2024, the shareholders representing approximately 3% of the settlement class that opted out of the court approved settlement in the class action matter captioned City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:22-cv-00578-LMB-IDD) (the “Class Action”) filed two lawsuits against the Company, the Company’s chief executive officer, and the Company’s chief operating and financial officer in the United States District Court for the District of Massachusetts. The first is captioned Eminence Fund Long Master, Ltd., Eminence Fund Master, Ltd., Eminence Fund II Master, LP, Eminence Partners Long II, LP, Eminence Fund Leveraged Master, Ltd., Eminence Partners, L.P., and Eminence Partners II, L.P. v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:24-cv-12999-WGY); the second is captioned PS Lit Recovery, LLC v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:24-cv-11220-WGY). The complaints, which are substantially similar, generally allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act, in each case by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaints also assert claims for common law fraud and negligent misrepresentation, and seek unspecified damages. The defendants moved to dismiss the complaints on March 13, 2025. The plaintiffs filed a brief in opposition to the motion to dismiss on April 10, 2025. The defendants’ reply brief in support of the motion to dismiss is due on April 24, 2025. The Court has scheduled a hearing on the motion to dismiss for April 28, 2025.
On February 26, 2025, the same shareholders filed two lawsuits against the Company, the Company’s chief executive officer, and the Company’s chief operating and financial officer in Massachusetts Superior Court. The first is captioned Eminence Fund Long Master, Ltd., Eminence Fund Master, Ltd., Eminence Fund II Master, LP, Eminence Partners Long II, LP, Eminence Fund Leveraged Master, Ltd., Eminence Partners, L.P., and Eminence Partners II, L.P. v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case No. 2584CV00541-BLS1); the second is captioned PS Lit Recovery, LLC v. Pegasystems, Inc., Alan Trefler, and Kenneth Stillwell (Case No. 2584CV00539-BLS1). The complaints, which are substantially similar, allege the same state law claims raised in the two federal lawsuits brought by the same plaintiffs in the United States District Court for the District of Massachusetts. On April 14, 2025, the court granted the parties’ joint stipulations to stay both cases pending the resolution of the parallel federal actions and ordered the plaintiffs to file periodic status reports regarding the federal cases showing cause why the state cases should remain open.
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
On February 7, 2025, the plaintiffs in the Consolidated Action filed a new complaint against the members of the Company’s board of directors, certain employees of the Company, and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin and Dag Sagfors, derivatively on behalf of nominal defendant Pegasystems Inc. v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Leon Trefler, Larry Weber, Kenneth Stillwell, Don Schuerman, Kerim Akgonul, and Benjamin Baril, defendants, and Pegasystems Inc., nominal defendant (Case 1:25-cv-10303). The complaint asserts against Defendants claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act relating to (i) the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above; (ii) alleged misconduct by Company employees alleged in that litigation; and the Class Action, described above. The defendants’ motion to dismiss is due on April 28, 2025.
On June 28, 2024, a lawsuit was filed against members of the Company’s board of directors, certain employees of the Company and the Company in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts, captioned John Dwyer and Ray Gerber, Plaintiffs, v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Larry Weber, Leon Trefler, Don Schuerman, Kerim Akgonul, and Benjamin Baril, Defendants, and Pegasystems Inc., Nominal Defendant (Case 2484CV01734) (“Dwyer Action”). The complaint generally alleges the defendants breached their fiduciary duties in connection with alleged misconduct by Company employees alleged in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and alleges damages from the approximately $2 billion verdict in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, the settlement of the Class Action, and litigation costs from various proceedings. On October 18, 2024, the defendants served a motion to dismiss the complaint, which the defendants then withdrew on November 26, 2024 pending resolution of whether this complaint and the other derivative actions would be consolidated in Superior Court in Suffolk County, Massachusetts.
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
On February 4, 2025, the parties to the Dwyer and Birch Actions filed a stipulation and proposed order in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts consolidating the two actions and setting a schedule for the filing of a consolidated complaint and any motion to dismiss. On February 12, 2025, an order was entered consolidating the Dwyer and Birch Actions and approving the schedule for the filing of a consolidated complaint and a motion to dismiss. On March 14, 2025, the plaintiffs filed a consolidated complaint in Case No. 2484CV01734. The consolidated complaint generally alleges the defendants breached their fiduciary duties in connection with alleged misconduct by Company employees alleged in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and in connection with the investigation conducted and the report issued by the Demand Review Committee of the Company’s board regarding the same. The defendants’ motion to dismiss is due on May 15, 2025. The court scheduled a hearing on the motion to dismiss for September 4, 2025.

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
•our client retention rate; and
•management of our growth.
These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, Part II of this Quarterly Report on Form 10-Q, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”).
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
The forward-looking statements in this Quarterly Report represent our views as of April 22, 2025.
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

Total ACV Growth 13%
Pega Cloud ACV Growth 23%
$1,500M
$1,250M
$1,000M
$750M
$500M
$250M
$0M
$1,273M
$703
$570
$1,445M
$744
$701
March 31, 2024
March 31, 2025
Pega Cloud ACV

(Dollars in thousands)	March 31, 2024	March 31, 2025	Change		Constant Currency Change
Pega Cloud	$570,356	$701,311	$130,955	23%	23%
Maintenance	313,550	298,422	(15,128)	(5)%	(5)%
Subscription services	883,906	999,733	115,827	13%	13%
Subscription license	389,431	445,677	56,246	14%	14%
	$1,273,337	$1,445,410	$172,073	13%	13%
Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	March 31, 2024	March 31, 2025	1-Year Change
ACV	$1,273	$1,445	13%
Impact of changes in foreign exchange rates	—	(0.7)
Constant currency ACV	$1,273	$1,445	13%
Note: Constant currency ACV is calculated by applying the March 31, 2024 foreign exchange rates to current period shown.

Cash Flow (1)

(Dollars in thousands)	Three Months Ended March 31,		Change
	2024	2025
Cash provided by operating activities	$180,146	$204,228	13%
Investment in property and equipment	(604)	(1,880)
Free cash flow (1)	$179,542	$202,348	13%

Supplemental information (2)
Legal fees	$2,739	$2,413
Restructuring	3,347	1,184
Interest on convertible senior notes	1,884	1,754
Income taxes	8,163	4,102
	$16,133	$9,453
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
◦Interest on convertible senior notes: In February 2020, we issued convertible senior notes (the “Notes”), due March 1, 2025, in a private placement. The Notes accrued interest at an annual rate of 0.75%, paid semi-annually in arrears on March 1 and September 1. The outstanding Notes were repaid in their entirety at maturity.
◦Income taxes: Direct income taxes paid net of refunds received.

ff
Remaining performance obligations (“Backlog”)

Backlog Growth
Current - 16%
Total - 21%
$2,000M
$1,500M
$1,000M
$500M
$0M
$1,425M
$759
$666
$1,728M
$880
$848
March 31, 2024
March 31, 2025
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	March 31, 2024	March 31, 2025	1-Year Growth Rate
Backlog - GAAP	$1,425	$1,728	21%
Impact of changes in foreign exchange rates	—	(5)
Constant currency backlog	$1,425	$1,723	21%
Note: Constant currency Backlog is calculated by applying the March 31, 2024 foreign exchange rates to current period shown.
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
For more information about our critical accounting policies, we encourage you to read the discussion in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2024:
•“Critical Accounting Estimates and Significant Judgments” in Item 7; and
•“Note 2. Significant Accounting Policies” in Item 8.
No significant changes have been made to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended March 31,				Change
	2025		2024
Pega Cloud	$151,123	32%	$130,902	40%	$20,221	15%
Maintenance	76,368	16%	81,001	24%	(4,633)	(6)%
Subscription services	227,491	48%	211,903	64%	15,588	7%
Subscription license	186,555	39%	63,338	19%	123,217	195%
Subscription	414,046	87%	275,241	83%	138,805	50%
Consulting	60,421	13%	54,047	17%	6,374	12%
Perpetual license	1,166	—%	859	—%	307	36%
	$475,633	100%	$330,147	100%	$145,486	44%
•The increase in Pega Cloud revenue in the three months ended March 31, 2025 was primarily due to expanded adoption of Pega Cloud by our existing clients.
•The decrease in maintenance revenue in the three months ended March 31, 2025 was primarily due to our clients’ shift to Pega Cloud-based offerings, which do not generally result in maintenance revenue.
•The increase in subscription license revenue in the three months ended March 31, 2025 was primarily due to several large multi-year contracts recognized in revenue in the three months ended March 31, 2025.
•The increase in consulting revenue in the three months ended March 31, 2025 was primarily due to increases in consultant billable hours.
Gross profit

(Dollars in thousands)	Three Months Ended March 31,				Change
	2025		2024
Pega Cloud	$118,654	79%	$101,305	77%	$17,349	17%
Maintenance	70,709	93%	74,774	92%	(4,065)	(5)%
Subscription services	189,363	83%	176,079	83%	13,284	8%
Subscription license	186,169	100%	62,695	99%	123,474	197%
Subscription	375,532	91%	238,774	87%	136,758	57%
Consulting	(3,513)	(6)%	(4,135)	(8)%	622	15%
Perpetual license	1,164	100%	850	99%	314	37%
	$373,183	78%	$235,489	71%	$137,694	58%
•The increase in Pega Cloud gross profit percent in the three months ended March 31, 2025 was primarily due to increased cost efficiency, primarily for hosting services and employee compensation and benefits, as Pega Cloud continues to grow and scale.
•The increase in consulting gross profit percent in the three months ended March 31, 2025 was primarily due to increases in consultant utilization rates.
Operating expenses

(Dollars in thousands)	Three Months Ended March 31,		Change
	2025	2024
Selling and marketing	$138,069	$127,695	$10,374	8%
% of Revenue	29%	39%
Research and development	$74,286	$72,113	$2,173	3%
% of Revenue	16%	22%
General and administrative	$33,828	$23,527	$10,301	44%
% of Revenue	7%	7%
Litigation settlement, net of recoveries	$—	$32,403	$(32,403)	*
% of Revenue	—%	10%
Restructuring	$11	$163	$(152)	(93)%
% of Revenue	—%	—%
* Not meaningful
•The increase in selling and marketing in the three months ended March 31, 2025 was primarily due to an increase in compensation and benefits of $6.7 million attributable to increases in commissions and equity compensation.

•The increase in research and development in the three months ended March 31, 2025 was primarily due to an increase in computer hardware and software costs of $1 million and an increase in compensation and benefits of $0.5 million.
•The increase in general and administrative in the three months ended March 31, 2025 was primarily due to an increase in compensation and benefits of $4.2 million attributable to an increase in equity compensation and an increase of $4.6 million in legal fees and related expenses arising from legal proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 17. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
•The decrease in litigation settlement, net of recoveries in the three months ended March 31, 2025 was primarily due to the cost to settle litigation arising from proceedings outside the ordinary course of business in the three months ended March 31, 2024. See “Note 20. Commitments and Contingencies” in Item 8 of our Annual Report filed on Form-10K for the year ended December 31, 2024 and prior filings for further information.
Other income and expenses

(Dollars in thousands)	Three Months Ended March 31,		Change
	2025	2024
Foreign currency transaction (loss)	$(5,325)	$(3,262)	$(2,063)	(63)%
Interest income	5,335	5,281	54	1%
Interest expense	(1,027)	(1,752)	725	41%
(Loss) income on capped call transactions	(223)	3,299	(3,522)	*
Other income, net	561	1,684	(1,123)	(67)%
	$(679)	$5,250	$(5,929)	*
* Not meaningful

•The increase in foreign currency transaction (loss) in the three months ended March 31, 2025 was primarily due to fluctuations in foreign currency exchange rates associated with foreign currency-denominated cash, receivables, and intercompany balances held by our subsidiary in the United Kingdom.
•The decrease in interest expense in the three months ended March 31, 2025 was primarily due to the repayment of the Notes at maturity on March 3, 2025.
•The change in (loss) income on capped call transactions was due to the termination of the capped call transactions in the three months ended March 31, 2025.
•The decrease in other income, net was primarily due to lower recorded valuation gains from our venture investments portfolio. For additional information, see "Note 12. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report.
Provision for (benefit from) income taxes

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Provision for (benefit from) income taxes	$40,888	$(3,038)
Effective income tax rate	32%	20%
Our effective income tax rate for the three months ended March 31, 2025, is impacted by the valuation allowance on our deferred tax assets in the U.S. and U.K. as well as the jurisdictional mix and timing of the actual compared to projected earnings.
The Organization for Economic Cooperation and Development (“OECD”) has introduced new global minimum tax regulations, known as Pillar Two, that was supported by over 130 countries worldwide. Parts of the minimum tax rules were applicable in 2024, with the remaining provisions becoming fully effective for 2025. We do not expect this legislation to have a material impact on our consolidated financial statements. We will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$204,228	$180,146
Investing activities	261,895	(132,399)
Financing activities	(575,986)	17,899
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,570	(2,803)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(106,293)	$62,843

(in thousands)	March 31, 2025	December 31, 2024
Held in U.S. entities	$118,576	$474,509
Held in foreign entities	253,160	265,464
Total cash, cash equivalents, and marketable securities	371,736	739,973
Restricted cash included in other current assets	49	98
Restricted cash included in other long-term assets	4,058	4,328
Total cash, cash equivalents, marketable securities, and restricted cash	$375,843	$744,399
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
Operating activities
The change in cash provided by operating activities in the three months ended March 31, 2025 was primarily due to increase in client collections.
Investing activities
The change in cash provided by (used in) investing activities in the three months ended March 31, 2025 was primarily due to scheduled maturities of our investments in financial instruments in anticipation of the repayment of the maturing Notes.
Financing activities
Debt financing
In February 2020, we issued $600 million in aggregate principal amount of Notes, which matured on March 1, 2025. As of December 31, 2024, we had $468 million in aggregate principal amount of Notes outstanding, which were repaid in their entirety at maturity. For additional information, see "Note 10. Debt" in Part I, Item 1 of this Quarterly Report.
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. Effective as of February 4, 2025, the Credit Facility was amended to extend the expiration date to February 4, 2027. As of March 31, 2025 and December 31, 2024, we had $27.3 million in outstanding letters of credit under the Credit Facility, reducing available borrowing capacity, but we had no outstanding cash borrowings. For additional information, see "Note 10. Debt" in Part I, Item 1 of this Quarterly Report.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Three Months Ended March 31, 2025
December 31, 2024	$240,443
Repurchases (1)	(118,704)
March 31, 2025 (2)	$121,739
(1) All purchases under this program have been made on the open market.

(2) On April 22, 2025, the Company’s Board of Directors further extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase by $500 million.
Common stock repurchases

	Three Months Ended March 31,
	2025		2024
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	1,416	$115,704	—	—
Repurchases unpaid at period end	44	3,000	—	—
Stock repurchase program	1,460	118,704	—	—
Tax withholdings for net settlement of equity awards	29	2,304	32	2,005
	1,489	$121,008	32	$2,005
During the three months ended March 31, 2025 and 2024, instead of receiving cash from the equity holders, we withheld shares with a value of $1.5 million and $2.8 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We intend to pay a quarterly cash dividend of $0.03 per share. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Three Months Ended March 31,
(in thousands)	2025	2024
Dividend payments to stockholders	$2,583	$2,515
Contractual obligations
As of March 31, 2025, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2025	2026	2027	2028	2029	2030 and after	Other	Total
Purchase obligations (1)	$96,642	$154,275	$171,132	$34,242	$493	$510	$—	$457,294
Operating lease obligations	13,689	15,589	14,104	13,479	10,813	23,666	—	91,340
Venture investment commitments (2)	500	500	—	—	—	—	—	1,000
Liability for uncertain tax positions (3)	—	—	—	—	—	—	20,785	20,785
	$110,831	$170,364	$185,236	$47,721	$11,306	$24,176	$20,785	$570,419
(1) Represents the fixed amount owed for purchase obligations including software licenses, hosting services, and sales and marketing programs.
(2) Represents the maximum funding under existing venture investment agreements. Our venture investment agreements generally allow us to withhold unpaid funds at our discretion.
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Three Months Ended March 31,
	2025	2024
(Decrease) in revenue	(4)%	(4)%
(Decrease) in net income	(3)%	(4)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Three Months Ended March 31,
(in thousands)	2025	2024
Foreign currency (loss)	$(25,453)	$(14,618)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2025. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in “Note 17. Commitments and Contingencies”, in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
ITEM 1A.     RISK FACTORS
We encourage you to carefully consider the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission. These risk factors could materially affect our business, financial condition, and future results and may cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended March 31, 2025:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs (3)
January 1, 2025 - January 31, 2025	261	$99.44	261	$214,478
February 1, 2025 - February 28, 2025	374	87.50	345	$184,179
March 1, 2025 - March 31, 2025	872	73.22	854	$121,739
	1,507	$81.30	1,460
(1) For additional information, see "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report.
(2) Includes shares withheld to cover the option exercise price and tax withholding obligations for stock compensation awards subject to net settlement provisions.
(3) On April 22, 2025, the Company’s Board of Directors further extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase by $500.0 million. The number disclosed above does not include the effect of this increased authorization, as it occurred subsequent to March 31, 2025.
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
On March 14, 2025, Leon Trefler, our Chief of Clients and Markets, terminated his “Rule 10b5-1 trading arrangement.”
Other than as disclosed above, during the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Pegasystems Inc.

Dated:	April 22, 2025	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)