Form 10-Q
period 2025-06-30
PEGASYSTEMS INC
filed 2025-07-22
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 171,080,665 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on July 14, 2025.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$201,565	$337,103
Marketable securities	210,002	402,870
Total cash, cash equivalents, and marketable securities	411,567	739,973
Accounts receivable, net	156,470	305,468
Unbilled receivables, net	184,184	173,085
Other current assets	93,403	115,178
Total current assets	845,624	1,333,704
Long-term unbilled receivables, net	104,298	61,407
Goodwill	81,538	81,113
Other long-term assets	292,957	292,049
Total assets	$1,324,417	$1,768,273
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,101	$6,226
Accrued expenses	51,430	31,544
Accrued compensation and related expenses	91,769	138,042
Deferred revenue	418,931	423,910
Convertible senior notes, net	—	467,470
Other current liabilities	20,387	18,866
Total current liabilities	599,618	1,086,058
Long-term operating lease liabilities	65,191	67,647
Other long-term liabilities	35,066	29,088
Total liabilities	699,875	1,182,793
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 400,000 shares authorized; 171,102 and 172,224 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,711	1,722
Additional paid-in capital	431,466	526,102
Retained earnings	195,677	87,901
Accumulated other comprehensive (loss)	(4,312)	(30,245)
Total stockholders’ equity	624,542	585,480
Total liabilities and stockholders’ equity	$1,324,417	$1,768,273

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Subscription services	$246,014	$214,430	$473,505	$426,333
Subscription license	79,963	84,647	266,518	147,985
Consulting	57,824	52,040	118,245	106,087
Perpetual license	711	36	1,877	895
Total revenue	384,512	351,153	860,145	681,300
Cost of revenue
Subscription services	41,510	36,238	79,638	72,062
Subscription license	360	477	746	1,120
Consulting	67,700	60,231	131,634	118,413
Perpetual license	4	—	6	9
Total cost of revenue	109,574	96,946	212,024	191,604
Gross profit	274,938	254,207	648,121	489,696
Operating expenses
Selling and marketing	147,131	139,761	285,200	267,456
Research and development	78,784	75,425	153,070	147,538
General and administrative	31,788	25,420	65,616	48,947
Litigation settlement, net of recoveries	—	—	—	32,403
Restructuring	(44)	635	(33)	798
Total operating expenses	257,659	241,241	503,853	497,142
Income (loss) from operations	17,279	12,966	144,268	(7,446)
Foreign currency transaction (loss) gain	(14,008)	437	(19,333)	(2,825)
Interest income	3,248	6,785	8,583	12,066
Interest expense	(1)	(1,656)	(1,028)	(3,408)
Gain (loss) on capped call transactions	—	(3,277)	(223)	22
Other income, net	18,729	—	19,290	1,684
Income before (benefit from) provision for income taxes	25,247	15,255	151,557	93
(Benefit from) provision for income taxes	(4,830)	8,642	36,058	5,604
Net income (loss)	$30,077	$6,613	$115,499	$(5,511)
Earnings (loss) per share
Basic	$0.18	$0.04	$0.67	$(0.03)
Diluted	$0.17	$0.04	$0.63	$(0.03)
Weighted-average number of common shares outstanding
Basic	170,776	170,314	171,287	169,424
Diluted	182,160	177,000	185,477	169,424

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$30,077	$6,613	$115,499	$(5,511)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities	184	(72)	(78)	(818)
Foreign currency translation adjustments	17,201	(2,142)	26,011	(5,569)
Total other comprehensive income (loss), net of tax	17,385	(2,214)	25,933	(6,387)
Comprehensive income (loss)	$47,462	$4,399	$141,432	$(11,898)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
December 31, 2023	167,680	$1,676	$378,746	$(8,705)	$(17,879)	$353,838
Issuance of common stock for stock compensation plans	2,278	23	18,633	—	—	18,656
Issuance of common stock under the employee stock purchase plan	64	1	1,757	—	—	1,758
Stock-based compensation	—	—	34,781	—	—	34,781
Cash dividends declared ($0.015 per share)	—	—	(2,550)	—	—	(2,550)
Other comprehensive (loss)	—	—	—	—	(4,173)	(4,173)
Net (loss)	—	—	—	(12,124)	—	(12,124)
March 31, 2024	170,022	$1,700	$431,367	$(20,829)	$(22,052)	$390,186
Issuance of common stock for stock compensation plans	652	7	5,478	—	—	5,485
Issuance of common stock under the employee stock purchase plan	64	1	1,668	—	—	1,669
Stock-based compensation	—	—	36,224	—	—	36,224
Cash dividends declared ($0.015 per share)	—	—	(2,561)	—	—	(2,561)
Other comprehensive (loss)	—	—	—	—	(2,214)	(2,214)
Net income	—	—	—	6,613	—	6,613
June 30, 2024	170,738	$1,708	$472,176	$(14,216)	$(24,266)	$435,402

December 31, 2024	172,224	$1,722	$526,102	$87,901	$(30,245)	$585,480
Repurchase of common stock	(2,920)	(30)	(118,674)	—	—	(118,704)
Issuance of common stock for stock compensation plans	1,756	18	9,736	—	—	9,754
Issuance of common stock under the employee stock purchase plan	64	2	1,909	—	—	1,911
Stock-based compensation	—	—	41,425	—	—	41,425
Cash dividends declared ($0.015 per share)	—	—	—	(2,567)	—	(2,567)
Other comprehensive income	—	—	—	—	8,548	8,548
Net income	—	—	—	85,422	—	85,422
March 31, 2025	171,124	$1,712	$460,498	$170,756	$(21,697)	$611,269
Repurchase of common stock	(3,147)	(31)	(132,454)	—	—	(132,485)
Issuance of common stock for stock compensation plans	3,086	30	64,876	—	—	64,906
Issuance of common stock under the employee stock purchase plan	39	—	1,816	—	—	1,816
Stock-based compensation	—	—	36,730	—	—	36,730
Cash dividends declared ($0.03 per share)	—	—	—	(5,156)	—	(5,156)
Other comprehensive income	—	—	—	—	17,385	17,385
Net income	—	—	—	30,077	—	30,077
June 30, 2025	171,102	$1,711	$431,466	$195,677	$(4,312)	$624,542

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$115,499	$(5,511)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Stock-based compensation	78,155	71,005
Amortization of deferred commissions	33,578	32,276
Amortization of intangible assets and depreciation	6,319	8,812
Amortization of right-of-use lease assets	5,803	7,844
Foreign currency transaction loss	19,333	2,825
Loss (gain) on capped call transactions	223	(22)
Deferred income taxes	282	232
(Accretion) of investments	(2,110)	(6,535)
(Gain) on investments	(19,480)	(1,628)
Other non-cash	1,067	1,479
Change in operating assets and liabilities, net	51,827	109,466
Cash provided by operating activities	290,496	220,243
Investing activities
Purchases of investments	(158,703)	(291,810)
Proceeds from maturities and called investments	345,166	83,967
Sales of investments	30,547	—
Investment in property and equipment	(4,015)	(1,857)
Cash provided by (used in) investing activities	212,995	(209,700)
Financing activities
Repurchases of convertible senior notes	(467,864)	—
Dividend payments to stockholders	(5,150)	(5,065)
Proceeds from employee stock plans	84,987	29,928
Common stock repurchases for tax withholdings for net settlement of equity awards	(6,600)	(2,360)
Common stock repurchases under stock repurchase program	(251,689)	—
Cash (used in) provided by financing activities	(646,316)	22,503
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7,407	(2,842)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(135,418)	30,204
Cash, cash equivalents, and restricted cash, beginning of period	341,529	232,827
Cash, cash equivalents, and restricted cash, end of period	$206,111	$263,031

Cash and cash equivalents	$201,565	$258,257
Restricted cash included in other current assets	—	768
Restricted cash included in other long-term assets	4,546	4,006
Total cash, cash equivalents, and restricted cash	$206,111	$263,031

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information required by the generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
Stock Split
On February 12, 2025, the Company’s Board of Directors approved a two-for-one forward stock split (the “Stock Split”) of the Company’s common stock, par value $0.01 (“Common Stock”), to be effected as a stock dividend and a proportionate increase in the number of authorized shares of Common Stock from 200,000,000 to 400,000,000 (the “Authorized Share Increase”). The Authorized Share Increase was subject to shareholder approval of an amendment to the Company’s Restated Articles of Organization. The requisite shareholder approval was obtained on June 17, 2025. On June 20, 2025, each shareholder of record at the close of business on June 10, 2025 (the “Record Date”) received one additional share of Common Stock for each share of Common Stock held on the Record Date. All share, per share, and equity award information in the Company’s unaudited condensed consolidated financial statements and in the accompanying notes for all periods presented have been recast to reflect the effect of the Stock Split. The shares of Common Stock retained a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the Stock Split was reclassified from additional paid-in capital to common stock.
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
NOTE 3. MARKETABLE SECURITIES

	June 30, 2025				December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$17,500	$3	$(16)	$17,487	$11,851	$1	$(19)	$11,833
Corporate debt	192,149	404	(38)	192,515	391,097	63	(123)	391,037
	$209,649	$407	$(54)	$210,002	$402,948	$64	$(142)	$402,870
As of June 30, 2025, marketable securities’ maturities ranged from July 2025 to June 2028, with a weighted-average remaining maturity of 1.4 years.
NOTE 4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable, net	$156,470	$305,468
Unbilled receivables, net	184,184	173,085
Long-term unbilled receivables, net	104,298	61,407
	$444,952	$539,960

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	June 30, 2025
1 year or less	$184,184	64%
1-2 years	66,332	23%
2-5 years	37,966	13%
	$288,482	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	June 30, 2025
2025	$118,439	41%
2024	98,467	34%
2023	59,673	21%
2022	6,399	2%
2021 and prior	5,504	2%
	$288,482	100%
Major clients
Clients that represented 10% or more of the Company’s total accounts receivable and unbilled receivables:

	June 30, 2025	December 31, 2024
Client A
Accounts receivable	*	20%
Unbilled receivables	*	—%
Total receivables	*	11%
Client B
Accounts receivable	—%	*
Unbilled receivables	18%	*
Total receivables	11%	*
*Client accounted for less than 10% of total accounts receivable and unbilled receivables.
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	June 30, 2025	December 31, 2024
Contract assets (1)	$16,689	$13,498
Long-term contract assets (2)	23,345	18,321
	$40,034	$31,819
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings made and payments received in advance of revenue recognition.

(in thousands)	June 30, 2025	December 31, 2024
Deferred revenue	$418,931	$423,910
Long-term deferred revenue (1)	3,256	2,121
	$422,187	$426,031
(1) Included in other long-term liabilities.
The change in deferred revenue during the six months ended June 30, 2025 was primarily due to new billings in advance of revenue recognition and $303.6 million of revenue recognized during the period included in deferred revenue as of December 31, 2024.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. DEFERRED COMMISSIONS

(in thousands)	June 30, 2025	December 31, 2024
Deferred commissions (1)	$104,355	$105,405
(1) Included in other long-term assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization of deferred commissions (1)	$15,074	$14,994	$33,578	$32,276
(1) Included in selling and marketing expenses.
NOTE 6. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Six Months Ended June 30,
(in thousands)	2025	2024
January 1,	$81,113	$81,611
Currency translation adjustments	425	(201)
June 30,	$81,538	$81,410
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		June 30, 2025
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,178	$(62,151)	$1,027
Technology	2-10 years	68,115	(66,686)	1,429
Other	1-5 years	5,361	(5,361)	—
		$136,654	$(134,198)	$2,456
(1) Included in other long-term assets.

		December 31, 2024
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,107	$(61,395)	$1,712
Technology	2-10 years	68,115	(65,995)	2,120
Other	1-5 years	5,361	(5,361)	—
		$136,583	$(132,751)	$3,832
(1) Included in other long-term assets.
Future estimated amortization of intangible assets:

(in thousands)	June 30, 2025
Remainder of 2025	$1,254
2026	874
2027	328
$2,456
Amortization of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$333	$447	$691	$1,068
Selling and marketing	342	342	685	685
	$675	$789	$1,376	$1,753

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	June 30, 2025	December 31, 2024
Prepaid expenses	$45,877	$38,155
Income tax receivables	25,869	58,359
Contract assets	16,689	13,498
Indirect tax receivable	1,843	2,488
Capped call transactions	—	223
Restricted cash	—	98
Other	3,125	2,357
	$93,403	$115,178
Other long-term assets

(in thousands)	June 30, 2025	December 31, 2024
Deferred commissions	$104,355	$105,405
Right of use assets	60,786	62,429
Property and equipment	40,856	41,806
Venture investments	18,651	21,234
Contract assets	23,345	18,321
Income taxes receivable	14,495	13,299
Intangible assets	2,456	3,832
Deferred income taxes	4,124	4,268
Restricted cash	4,546	4,328
Other	19,343	17,127
	$292,957	$292,049
Accrued expenses

(in thousands)	June 30, 2025	December 31, 2024
Cloud hosting	$16,985	$1,802
Outside professional services	13,718	10,639
Marketing and sales program	5,973	2,150
Income and other taxes	4,671	5,055
Employee related	5,202	4,833
Repurchases of common stock unsettled	1,000	1,500
Other	3,881	5,565
	$51,430	$31,544
Other current liabilities

(in thousands)	June 30, 2025	December 31, 2024
Operating lease liabilities	$13,825	$14,551
Dividends payable	5,156	2,583
Other	1,406	1,732
	$20,387	$18,866
Other long-term liabilities

(in thousands)	June 30, 2025	December 31, 2024
Deferred revenue	$3,256	$2,121
Income taxes payable	19,173	15,956
Other	12,637	11,011
	$35,066	$29,088

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$384,512	$351,153	$860,145	$681,300
Total cost of revenue	109,574	96,946	212,024	191,604
Selling	116,050	111,874	235,168	221,963
Marketing	31,081	27,887	50,032	45,493
Research and development	78,784	75,425	153,070	147,538
General and administrative	31,788	25,420	65,616	48,947
Other segment items, net (1)	(8,012)	(1,654)	(7,322)	25,662
(Benefit from) provision for income taxes	(4,830)	8,642	36,058	5,604
Net income (loss)	$30,077	$6,613	$115,499	$(5,511)
(1) Includes Litigation settlement, net of recoveries, Restructuring, Foreign currency transaction (loss) gain, Interest income, Interest expense, Gain (loss) on capped call transactions, and Other income, net.

Long-lived assets related to the Company’s U.S. and international operations consist of property and equipment, which are included in Other long-term assets in the Company’s consolidated balance sheet:

(in thousands)	June 30, 2025		December 31, 2024
U.S.	$36,890	90%	$37,405	89%
International	3,966	10%	4,401	11%
	$40,856	100%	$41,806	100%
NOTE 9. LEASES
On January 1, 2025, the Company relocated its corporate headquarters to 225 Wyman Street, Waltham, Massachusetts.
Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Fixed lease costs	$3,924	$5,271	$7,700	$9,533
Short-term lease costs	423	410	910	953
Variable lease costs	1,808	1,763	3,558	3,372
	$6,155	$7,444	$12,168	$13,858
Right of use assets and lease liabilities

(in thousands)	June 30, 2025	December 31, 2024
Right of use assets (1)	$60,786	$62,429
Operating lease liabilities (2)	$13,825	$14,551
Long-term operating lease liabilities	$65,191	$67,647
(1) Included in other long-term assets.
(2) Included in other current liabilities.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted-average remaining lease term and discount rate for the Company’s leases were:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term	5.9 years	6.2 years
Weighted-average discount rate (1)	4.9%	4.8%
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
Maturities of lease liabilities:

(in thousands)	June 30, 2025
Remainder of 2025	$9,007
2026	16,241
2027	14,974
2028	14,159
2029	11,403
2030	9,776
Thereafter	15,431
Total lease payments	90,991
Less: imputed interest (1)	(11,975)
$79,016
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash paid for operating leases, net of tenant improvement allowances	$9,970	$9,493
Right of use assets recognized for new leases and amendments (non-cash)	$3,077	$12,290
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
Conversion rights
The conversion rate was 14.809 shares of Common stock per $1,000 principal amount of the Notes, representing an initial conversion price of $67.53 per share of Common stock.
Carrying value of the Notes:

(in thousands)	June 30, 2025	December 31, 2024
Principal	$—	$467,864
Unamortized issuance costs	—	(394)
Convertible senior notes, net	$—	$467,470

Interest expense related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense (0.75% coupon)	$—	$942	$595	$1,884
Amortization of issuance costs	—	619	394	1,236
	$—	$1,561	$989	$3,120

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The average interest rate on the Notes during the three months ended March 31, 2025 and six months ended June 30, 2024 was 1.2%.
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions initially covered approximately 8.8 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s Common Stock. As of December 31, 2024, Capped Call Transactions covering approximately 7.0 million shares were outstanding, and expired upon maturity of the Notes during the three months ended March 31, 2025.
Change in capped call transactions:

	Six Months Ended June 30,
(in thousands)	2025	2024
January 1,	$223	$893
Fair value adjustment	(223)	22
June 30,	$—	$915
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
As of June 30, 2025 and December 31, 2024, the Company had letters of credit of $26.7 million and $27.3 million, respectively, under the Credit Facility, however had no cash borrowings.
NOTE 11. RESTRUCTURING
The Company has undertaken the following restructuring activities as it optimizes its go-to-market strategy and reassesses its office space needs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Employee (benefit) severance and related costs	$(54)	$(622)	$(57)	$(238)
Office space reductions (1)	10	1,257	24	1,036
Restructuring	$(44)	$635	$(33)	$798
(1) These primarily relate to non-cash operating lease adjustments.
Restructuring activity:
Accrued employee severance and related costs:

	Six Months Ended June 30,
(in thousands)	2025	2024
January 1,	$2,000	$8,095
(Benefit) costs incurred	(57)	(238)
Cash disbursements	(1,354)	(3,852)
Currency translation adjustments	117	(169)
June 30, (1)	$706	$3,836
(1) Included in accrued compensation and related expenses.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$23,724	$12,870	$—	$36,594	$5,318	$148,926	$—	$154,244
Marketable securities	$—	$210,002	$—	$210,002	$—	$402,870	$—	$402,870
Capped Call Transactions	$—	$—	$—	$—	$—	$223	$—	$223
Venture investments	$—	$—	$18,651	$18,651	$—	$—	$21,234	$21,234

Changes in venture investments:

	Six Months Ended June 30,
(in thousands)	2025	2024
January 1,	$21,234	$19,450
New investments	11,529	350
Sales of investments	(33,223)	—
Changes in foreign exchange rates	166	(19)
Changes in fair value:
included in other income, net	19,480	1,628
included in other comprehensive income (loss)	(535)	(362)
June 30,	$18,651	$21,047
During the three months ended June 30, 2025, one of the Company’s investees was acquired by a privately held company. As a result, the Company received $33.2 million in consideration for its equity interest in the investee, composed of $22.1 million cash and $11.1 million of an ownership interest in the privately held company, and recognized a $18.7 million gain in excess of cost in other income, net on the condensed consolidated statements of operations.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13. REVENUE
Geographic revenue
Revenues by geography are determined based on client location:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025		2024		2025		2024
U.S.	$208,116	54%	$189,214	54%	$477,308	56%	$370,197	55%
Other Americas	19,632	5%	21,314	6%	53,373	6%	43,100	6%
United Kingdom (“U.K.”)	40,634	11%	38,628	11%	81,376	9%	70,745	10%
Europe (excluding U.K.), Middle East, and Africa	64,420	17%	53,360	15%	138,476	16%	115,207	17%
Asia-Pacific	51,710	13%	48,637	14%	109,612	13%	82,051	12%
	$384,512	100%	$351,153	100%	$860,145	100%	$681,300	100%
Revenue streams

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Pega Cloud	$166,743	$134,086	$317,866	$264,988
Maintenance	79,271	80,344	155,639	161,345
Consulting	57,824	52,040	118,245	106,087
Revenue recognized over time	303,838	266,470	591,750	532,420
Subscription license	79,963	84,647	266,518	147,985
Perpetual license	711	36	1,877	895
Revenue recognized at a point in time	80,674	84,683	268,395	148,880
Total revenue	$384,512	$351,153	$860,145	$681,300

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Pega Cloud	$166,743	$134,086	$317,866	$264,988
Maintenance	79,271	80,344	155,639	161,345
Subscription services	246,014	214,430	473,505	426,333
Subscription license	79,963	84,647	266,518	147,985
Subscription	325,977	299,077	740,023	574,318
Consulting	57,824	52,040	118,245	106,087
Perpetual license	711	36	1,877	895
Total revenue	$384,512	$351,153	$860,145	$681,300

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of June 30, 2025:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$603,683	$220,954	$61,905	$317	$39,798	$926,657	51%
1-2 years	334,586	79,345	4,262	—	2,846	421,039	23%
2-3 years	172,513	49,587	746	—	252	223,098	12%
Greater than 3 years	210,416	46,843	7,220	—	56	264,535	14%
	$1,321,198	$396,729	$74,133	$317	$42,952	$1,835,329	100%
As of June 30, 2024:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$470,379	$209,655	$23,931	$2,696	$25,953	$732,614	52%
1-2 years	301,070	63,266	10,078	—	2,469	376,883	27%
2-3 years	152,839	30,032	2,884	—	2,473	188,228	13%
Greater than 3 years	90,474	17,953	97	—	—	108,524	8%
	$1,014,762	$320,906	$36,990	$2,696	$30,895	$1,406,249	100%
NOTE 14. STOCKHOLDERS' EQUITY
Stock-based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$7,288	$7,092	$15,111	$13,664
Selling and marketing	14,378	13,564	30,159	27,452
Research and development	7,490	7,825	15,875	15,471
General and administrative	7,574	7,743	17,010	14,418
	$36,730	$36,224	$78,155	$71,005
Income tax benefit	$(566)	$(554)	$(1,153)	$(865)
As of June 30, 2025, the Company had $134.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.6 years.
Grants

	Six Months Ended June 30, 2025
(in thousands)	Quantity	Total Fair Value
Restricted stock units (1)	1,963	$76,969
Non-qualified stock options	3,152	$49,730
Performance stock options (2)	1,346	$34,924
Common stock	1	$52
(1) Includes units issued when employees elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash.
(2) Performance stock options allow the holder to purchase a specified number of Common Stock shares at an exercise price equal to or greater than the shares' fair market value at the grant date. The performance stock options granted in the six months ended June 30, 2025 vest quarterly over two years, beginning after the achievement of specific performance conditions. The options expire ten years from the grant date.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock repurchase program
On April 22, 2025, the Company’s Board of Directors extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase amount by $500 million, bringing the total repurchase authorization to $810 million, of which $489.3 million remains available as of June 30, 2025.
During the six months ended June 30, 2025, the Company repurchased 6.1 million of its common stock for $251.2 million at an average price per share of $41.39. All purchases under this program have been made on the open market.
Stock Split
On June 20, 2025, the Company effected the Stock Split of the Company’s Common Stock described above in “Note 1. Basis of Presentation”. All share and per share amounts in the Company’s unaudited condensed consolidated financial statements and in the accompanying notes for all prior periods presented have been recast to reflect the effect of the Stock Split.
NOTE 15. INCOME TAXES
Effective income tax rate

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
(Benefit from) provision for income taxes	$36,058	$5,604
Effective income tax rate	24%	*
* Not meaningful
The Company’s effective income tax rate for the six months ended June 30, 2025, is mainly attributable to the jurisdictional mix of earnings and is also impacted by excess tax benefits from stock-based compensation and the valuation allowance on its deferred tax assets in the U.S. and U.K.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA provides for significant U.S. tax law changes. ASC 740, Accounting for Income Taxes, provides that changes in tax rates and laws are recognized in the period of enactment. As a result, the Company is assessing the impact of this new legislation and will record any impacts in the period of enactment.

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
Calculation of earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts) (1)	2025	2024	2025	2024
Net income (loss)	$30,077	$6,613	$115,499	$(5,511)
Weighted-average common shares outstanding	170,776	170,314	171,287	169,424
Earnings (loss) per share, basic	$0.18	$0.04	$0.67	$(0.03)

Net income (loss)	$30,077	$6,613	$115,499	$(5,511)
Notes - interest expense, net of tax	—	—	742	—
Numerator for diluted EPS	$30,077	$6,613	$116,241	$(5,511)
Weighted-average effect of dilutive securities:
Notes	—	—	2,412	—
Stock options	8,190	4,328	8,400	—
RSUs	3,194	2,358	3,378	—
Effect of dilutive securities	11,384	6,686	14,190	—
Weighted-average common shares outstanding, assuming dilution (2) (3) (4)	182,160	177,000	185,477	169,424
Earnings (loss) per share, diluted	$0.17	$0.04	$0.63	$(0.03)

Outstanding anti-dilutive stock options and RSUs (5)	502	10	373	6,519
(1) The number of shares and per share amounts have been recast for all prior periods presented to reflect the effect of the Company’s Stock Split effected in the form of a stock dividend distributed on June 20, 2025.
(2) All securities are excluded when their inclusion would be anti-dilutive.
(3) The weighted-average shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period.
(4) The Company’s Capped Call Transactions represented the equivalent number of shares of the Company’s common stock (representing the number of shares for which the Notes are convertible). The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
(5) Outstanding stock options and RSUs that were anti-dilutive under the treasury stock method in the period were excluded from the computation of diluted earnings (loss) per share. These awards may be dilutive in the future.
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
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. The Company had no accrued losses for litigation for the below matters as of June 30, 2025 and December 31, 2024.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Appian Corp. v. Pegasystems Inc. & Youyong Zou
The Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages of $2,036,860,045 for trade secret misappropriation and $1.00 for violating the Virginia Computer Crimes Act. On September 15, 2022, the circuit court of Fairfax County entered judgment of $2,060,479,287, consisting of the damages previously awarded by the jury plus attorneys’ fees and costs, and stating that the judgment is subject to post-judgment interest at a rate of 6.0% per annum, from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the amount of the award of attorneys’ fees and costs. On September 15, 2022, the Company filed a notice of appeal from the judgment. On September 29, 2022, the circuit court of Fairfax County approved a $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. A panel of the Court of Appeals of Virginia heard oral arguments on November 15, 2023, and issued a written opinion on July 30, 2024. The Court of Appeals reversed the judgment on Appian’s Virginia Uniform Trade Secrets Act claim and ordered a new trial on that claim. Appian filed a petition for appeal with the Supreme Court of Virginia on August 29, 2024, and the Company filed a response to the petition on October 21, 2024. The Supreme Court of Virginia heard oral argument on February 11, 2025, and, on March 7, 2025, the Supreme Court of Virginia granted Appian’s petition for appeal and Pega’s assignments of cross-error. The parties have completed briefing before the Supreme Court of Virginia. There is no date for oral argument. Although it is not possible to predict timing, the entirety of the appeals process could potentially take years to complete. The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of appellate proceedings and/or any potential new trial resulting from the appellate proceedings.
PS Lit Recovery, LLC v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell and Eminence Fund Long Master, Ltd., Eminence Fund Master, Ltd., Eminence Fund II Master, LP, Eminence Partners Long II, LP, Eminence Fund Leveraged Master, Ltd., Eminence Partners, L.P., Eminence Partners II, L.P. v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell
On December 4, 2024, the shareholders representing approximately 3% of the settlement class that opted out of the court approved settlement in the class action matter captioned City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:22-cv-00578-LMB-IDD) (the “Class Action”) filed two lawsuits against the Company, the Company’s chief executive officer, and the Company’s chief operating and financial officer in the United States District Court for the District of Massachusetts. The first is captioned Eminence Fund Long Master, Ltd., Eminence Fund Master, Ltd., Eminence Fund II Master, LP, Eminence Partners Long II, LP, Eminence Fund Leveraged Master, Ltd., Eminence Partners, L.P., and Eminence Partners II, L.P. v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:24-cv-12999-WGY); the second is captioned PS Lit Recovery, LLC v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:24-cv-11220-WGY). The complaints, which are substantially similar, generally allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act, in each case by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaints also assert claims for common law fraud and negligent misrepresentation, and seek unspecified damages. The defendants moved to dismiss the complaints on March 13, 2025. The plaintiffs filed a brief in opposition to the motion to dismiss on April 10, 2025. The defendants filed a reply brief in support of the motion to dismiss on April 10, 2025. On May 21, 2025, the Court held a hearing on the motion to dismiss. At the conclusion of the hearing, the Court (i) granted the motion to dismiss as to the plaintiffs’ scheme liability claims; (ii) granted the motion to dismiss as to all claims against Ken Stillwell, except for the plaintiffs’ control person liability claims; and (iii) took the motion to dismiss under advisement as to all other claims. The parties are awaiting a written order ruling on the motion to dismiss as to the remaining claims.
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
On February 7, 2025, the plaintiffs in the Consolidated Action filed a new complaint against the members of the Company’s board of directors, certain employees of the Company, and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin and Dag Sagfors, derivatively on behalf of nominal defendant Pegasystems Inc. v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Leon Trefler, Larry Weber, Kenneth Stillwell, Don Schuerman, Kerim Akgonul, and Benjamin Baril, defendants, and Pegasystems Inc., nominal defendant (Case 1:25-cv-10303). The complaint asserts against Defendants claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act relating to (i) the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above; (ii) alleged misconduct by Company employees alleged in that litigation; and the Class Action, described above. The defendants filed motions to dismiss the complaint on April 28, 2025. The plaintiffs filed a brief in opposition to the motions to dismiss on June 9, 2025, and the defendants filed a reply brief in support of their motions to dismiss on June 30, 2025. The Court has scheduled a hearing on the motions to dismiss for July 21, 2025.
On June 6, 2025, the plaintiffs in the consolidated derivative matter currently pending in Massachusetts Superior Court, Case No. 2484CV01734 (discussed below), moved to intervene in this matter and to stay it pending the resolution of the state derivative matter. After briefing by the parties, the Court scheduled a hearing on the motions for July 21, 2025.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 4, 2025, the parties to the Dwyer and Birch Actions filed a stipulation and proposed order in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts consolidating the two actions and setting a schedule for the filing of a consolidated complaint and any motion to dismiss. On February 12, 2025, an order was entered consolidating the Dwyer and Birch Actions and approving the schedule for the filing of a consolidated complaint and a motion to dismiss. On March 14, 2025, the plaintiffs filed a consolidated complaint in Case No. 2484CV01734. The consolidated complaint generally alleges the defendants breached their fiduciary duties in connection with alleged misconduct by Company employees alleged in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and in connection with the investigation conducted and the report issued by the Demand Review Committee of the Company’s board regarding the same. The defendants served motions to dismiss the complaint on May 15, 2025, and the plaintiffs served a brief in opposition to the motions to dismiss on July 11, 2025. Defendants’ reply briefs in support of their motions to dismiss are due on August 1, 2025. The court scheduled a hearing on the motion to dismiss for September 4, 2025.
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
•our ongoing litigation with Appian Corp. and associated legal proceedings;
•our client retention rate; and
•management of our growth.
These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, Part II of this Quarterly Report on Form 10-Q, and other filings we make with the SEC.
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
The forward-looking statements in this Quarterly Report represent our views as of July 22, 2025.
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

Total ACV Growth 16% (14% Constant Currency)
Pega Cloud ACV Growth 28% (25% Constant Currency)
$1,500M
$1,000M
$500M
$0M
$1,305M
$711
$594
$1,514M
$753
$761
June 30, 2024
June 30, 2025
Pega Cloud ACV

(Dollars in thousands)	June 30, 2024	June 30, 2025	Change		Constant Currency Change
Pega Cloud	$593,752	$761,051	$167,299	28%	25%
Maintenance	310,608	301,375	(9,233)	(3)%	(5)%
Subscription services	904,360	1,062,426	158,066	17%	15%
Subscription license	400,949	451,591	50,642	13%	11%
	$1,305,309	$1,514,017	$208,708	16%	14%
Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	June 30, 2024	June 30, 2025	1-Year Change
ACV	$1,305	$1,514	16%
Impact of changes in foreign exchange rates	—	(32)
Constant currency ACV	$1,305	$1,482	14%
Note: Constant currency ACV is calculated by applying the June 30, 2024 foreign exchange rates to current period shown.

Cash Flow (1)

(Dollars in thousands)	Six Months Ended June 30,		Change
	2024	2025
Cash provided by operating activities	$220,243	$290,496	32%
Investment in property and equipment	(1,857)	(4,015)
Free cash flow (1)	$218,386	$286,481	31%

Supplemental information (2)
Litigation settlement, net of recoveries	$32,403	$—
Legal fees	2,701	10,020
Restructuring	3,852	1,354
Interest paid on convertible senior notes	1,884	1,754
Income taxes, net of refunds	25,560	(702)
	$66,400	$12,426
(1) Our non-GAAP free cash flow is defined as cash provided by operating activities less investment in property and equipment. Investment in property and equipment fluctuates in amount and frequency and is significantly affected by the timing and size of investments in our facilities and equipment. We provide information on free cash flow to enable investors to assess our ability to generate cash without incurring additional external financings. This information is not a substitute for financial measures prepared under U.S. GAAP.
(2) The supplemental information discloses items that affect our cash flows and are considered by management not to be representative of our core business operations and ongoing operational performance.
•Litigation settlement, net of recoveries: Cost to settle litigation, net of insurance recoveries, arising from proceedings outside the ordinary course of business. See "Note 20. Commitments And Contingencies" in Item 8 of our Annual Report filed on Form 10-K for the year ended December 31, 2024 and prior filings for further information.
•Legal fees: Legal and related fees arising from proceedings outside the ordinary course of business.
•Restructuring: Restructuring fluctuates in amount and frequency and is significantly affected by the timing and size of our restructuring activities.
•Interest paid on convertible senior notes: In February 2020, we issued convertible senior notes (the “Notes”), due March 1, 2025, in a private placement. The Notes accrued interest at an annual rate of 0.75%, paid semi-annually in arrears on March 1 and September 1. The outstanding Notes were repaid in their entirety at maturity.
•Income taxes, net of refunds: Direct income taxes paid net of refunds received.

Remaining performance obligations (“Backlog”)

Backlog Growth
Current - 26% (23% Constant Currency)
Total - 31% (27% Constant Currency)
$2,000M
$1,500M
$1,000M
$500M
$0M
$1,406M
$733
$673
$1,835M
$927
$908
June 30, 2024
June 30, 2025
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	June 30, 2024	June 30, 2025	1-Year Growth Rate
Backlog - GAAP	$1,406	$1,835	31%
Impact of changes in foreign exchange rates	—	(55)
Constant currency backlog	$1,406	$1,780	27%
Note: Constant currency Backlog is calculated by applying the June 30, 2024 foreign exchange rates to current period shown.
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

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2025		2024				2025		2024
Pega Cloud	$166,743	43%	$134,086	38%	$32,657	24%	$317,866	37%	$264,988	39%	$52,878	20%
Maintenance	79,271	21%	80,344	23%	(1,073)	(1)%	155,639	18%	161,345	23%	(5,706)	(4)%
Subscription services	246,014	64%	214,430	61%	31,584	15%	473,505	55%	426,333	62%	47,172	11%
Subscription license	79,963	21%	84,647	24%	(4,684)	(6)%	266,518	31%	147,985	22%	118,533	80%
Subscription	325,977	85%	299,077	85%	26,900	9%	740,023	86%	574,318	84%	165,705	29%
Consulting	57,824	15%	52,040	15%	5,784	11%	118,245	14%	106,087	16%	12,158	11%
Perpetual license	711	—%	36	—%	675	1875%	1,877	—%	895	—%	982	110%
	$384,512	100%	$351,153	100%	$33,359	9%	$860,145	100%	$681,300	100%	$178,845	26%
•The increases in Pega Cloud revenue in the three and six months ended June 30, 2025 were primarily due to expanded adoption of Pega Cloud by our clients.
•The decreases in maintenance revenue in the three and six months ended June 30, 2025 were primarily due to our clients’ shift to Pega Cloud-based offerings, which do not result in maintenance revenue.
•The decrease in subscription license revenue in the three months ended June 30, 2025 was primarily due to several large multi-year contracts recognized in revenue in the three months ended June 30, 2024. The increase in subscription revenue in the six months ended June 30, 2025 was primarily due to several large multi-year contracts recognized in revenue in the six months ended June 30, 2025.
•The increases in consulting revenue in the three and six months ended June 30, 2025 were primarily due to increases in consultant billable hours.
Gross profit

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2025		2024				2025		2024
Pega Cloud	$130,985	79%	$104,331	78%	$26,654	26%	$249,639	79%	$205,636	78%	$44,003	21%
Maintenance	73,519	93%	73,861	92%	(342)	—%	144,228	93%	148,635	92%	(4,407)	(3)%
Subscription services	204,504	83%	178,192	83%	26,312	15%	393,867	83%	354,271	83%	39,596	11%
Subscription license	79,603	100%	84,170	99%	(4,567)	(5)%	265,772	100%	146,865	99%	118,907	81%
Subscription	284,107	87%	262,362	88%	21,745	8%	659,639	89%	501,136	87%	158,503	32%
Consulting	(9,876)	(17)%	(8,191)	(16)%	(1,685)	(21)%	(13,389)	(11)%	(12,326)	(12)%	(1,063)	(9)%
Perpetual license	707	99%	36	100%	671	1864%	1,871	100%	886	99%	985	111%
	$274,938	72%	$254,207	72%	$20,731	8%	$648,121	75%	$489,696	72%	$158,425	32%
•The increases in Pega Cloud gross profit percent in the three and six months ended June 30, 2025 were primarily due to increased hosting cost efficiencies as Pega Cloud continues to grow and scale and a reallocation of certain headcount from Pega Cloud to Maintenance to align with the change in the nature of their responsibilities.
•The decrease in consulting gross profit percent in the three months ended June 30, 2025 was primarily due to an increase in compensation and benefits of $4.6 million, attributable to incentive compensation, and contracted services of $2.3 million. The increase in consulting gross profit percent in six months ended June 30, 2025 was primarily due to an increase in consultant utilization rates.

Operating expenses

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024			2025	2024
Selling and marketing	$147,131	$139,761	$7,370	5%	$285,200	$267,456	$17,744	7%
% of Revenue	38%	40%			33%	39%
Research and development	$78,784	$75,425	$3,359	4%	$153,070	$147,538	$5,532	4%
% of Revenue	20%	21%			18%	22%
General and administrative	$31,788	$25,420	$6,368	25%	$65,616	$48,947	$16,669	34%
% of Revenue	8%	7%			8%	7%
Litigation settlement, net of recoveries	$—	$—	$—	*	$—	$32,403	$(32,403)	*
% of Revenue	—%	—%			—%	5%
Restructuring	$(44)	$635	$(679)	*	$(33)	$798	$(831)	*
% of Revenue	—%	—%			—%	—%
* Not meaningful
•The increases in selling and marketing in the three and six months ended June 30, 2025 were primarily due to increases in compensation and benefits of $4.9 million and $11.6 million, respectively, attributable to increases in headcount and incentive compensation.
•The increases in research and development in the three and six months ended June 30, 2025 were primarily due to increases in compensation and benefits of $3.5 million and $3.9 million, respectively, attributable to incentive compensation.
•The increases in general and administrative in the three and six months ended June 30, 2025 were primarily due to increases in compensation and benefits of $1.5 million and $5.8 million, respectively, attributable to a reallocation of certain headcount from research and development to general and administrative to align with the change in the nature of their responsibilities, and increases of $4.0 million and $8.6 million, respectively, in legal fees and related expenses arising from legal proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 17. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
•The decrease in litigation settlement, net of recoveries in the six months ended June 30, 2025 was primarily due to the cost to settle litigation arising from proceedings outside the ordinary course of business in the six months ended June 30, 2024. See “Note 20. Commitments and Contingencies” in Item 8 of our Annual Report filed on Form-10K for the year ended December 31, 2024 and prior filings for further information.
Other income and expenses

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024			2025	2024
Foreign currency transaction (loss) gain	$(14,008)	$437	$(14,445)	*	$(19,333)	$(2,825)	$(16,508)	(584)%
Interest income	3,248	6,785	(3,537)	(52)%	8,583	12,066	(3,483)	(29)%
Interest expense	(1)	(1,656)	1,655	100%	(1,028)	(3,408)	2,380	70%
Gain (loss) on capped call transactions	—	(3,277)	3,277	100%	(223)	22	(245)	*
Other income, net	18,729	—	18,729	*	19,290	1,684	17,606	1045%
	$7,968	$2,289	$5,679	248%	$7,289	$7,539	$(250)	(3)%
* Not meaningful

•The changes in foreign currency transaction (loss) gain in the three and six months ended June 30, 2025 were primarily due to fluctuations in foreign currency exchange rates associated with foreign currency-denominated receivables and intercompany balances held by our subsidiary in the United Kingdom.
•The decreases in interest income in the three and six months ended June 30, 2025 were primarily due to lower investment balances as a result of the repayment of the Notes at maturity on March 3, 2025.
•The decreases in interest expense in the three and six months ended June 30, 2025 were primarily due to the repayment of the Notes at maturity on March 3, 2025.
•The changes in gain (loss) on capped call transactions was due to the expiration of the capped call in the three months ended March 31, 2025.
•The increases in other income, net in the three and six months ended June 30, 2025 were primarily due to the gain from the partial sale of a venture investment. For additional information, see "Note 12. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report.

(Benefit from) provision for income taxes

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
(Benefit from) provision for income taxes	$36,058	$5,604
Effective income tax rate	24%	*
* Not meaningful
Our effective income tax rate for the six months ended June 30, 2025, is mainly attributable to the jurisdictional mix of earnings and is also impacted by excess tax benefits from stock-based compensation and the valuation allowance on its deferred tax assets in the U.S. and U.K.
On July 4, 2025, the OBBBA was enacted into law. The OBBBA provides for significant U.S. tax law changes. ASC 740, Accounting for Income Taxes, provides that changes in tax rates and laws are recognized in the period of enactment. As a result, the Company is assessing the impact of this new legislation and will record any impacts in the period of enactment.
The Organization for Economic Cooperation and Development (“OECD”) has introduced new global minimum tax regulations, known as Pillar Two, that was supported by over 130 countries worldwide. Certain aspects of Pillar Two are effective for tax years beginning on or after January 1, 2024. Although the U.S. has not enacted legislation to adopt Pillar Two, certain countries in which we operate have already adopted, or are in the process of adopting, legislation to implement Pillar Two. We do not expect this legislation to have a material impact on our consolidated financial statements. We will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.
LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$290,496	$220,243
Investing activities	212,995	(209,700)
Financing activities	(646,316)	22,503
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7,407	(2,842)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(135,418)	$30,204

(in thousands)	June 30, 2025	December 31, 2024
Held in U.S. entities	$182,084	$474,509
Held in foreign entities	229,483	265,464
Total cash, cash equivalents, and marketable securities	411,567	739,973
Restricted cash included in other current assets	—	98
Restricted cash included in other long-term assets	4,546	4,328
Total cash, cash equivalents, marketable securities, and restricted cash	$416,113	$744,399
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
Operating activities
The change in cash provided by operating activities in the six months ended June 30, 2025 was primarily due to increase in client collections.
Investing activities
The change in cash provided by (used in) investing activities in the six months ended June 30, 2025 was primarily due to scheduled maturities of our investments in financial instruments in anticipation of the repayment of the maturing Notes and the consideration received from the sale of a venture investment.

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
As of June 30, 2025 and December 31, 2024, we had letters of credit of $26.7 million and $27.3 million, respectively, under the Credit Facility, however had no cash borrowings. For additional information, see "Note 10. Debt" in Part I, Item 1 of this Quarterly Report.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)	Six Months Ended June 30, 2025
December 31, 2024	$240,443
Authorizations (1)	500,000
Repurchases (2)	(251,189)
June 30, 2025	$489,254
(1) On April 22, 2025, the Company’s Board of Directors extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase amount by $500 million.
(2) All purchases under this program have been made on the open market.
Common stock repurchases

	Six Months Ended June 30,
	2025		2024
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	6,049	$250,189	—	$—
Repurchases unpaid at period end	18	1,000	—	—
Stock repurchase program	6,067	251,189	—	—
Tax withholdings for net settlement of equity awards	146	6,600	76	2,360
	6,213	$257,789	76	$2,360
On June 20, 2025, the Company effected the Stock Split of the Company’s Common Stock described above in “Note 1. Basis of Presentation”. All share and per share amounts in the Company’s unaudited condensed consolidated financial statements and in the accompanying notes for all prior periods presented have been recast to reflect the effect of the Stock Split.
During the six months ended June 30, 2025 and 2024, instead of receiving cash from the equity holders, we withheld shares with a value of $7.3 million and $2.8 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
Following the Stock Split and commencing with the third quarter of 2025, we intend to pay a quarterly cash dividend of $0.03 per share, or the equivalent of $0.06 per share prior to the Stock Split. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Six Months Ended June 30,
(in thousands)	2025	2024
Dividend payments to stockholders	$5,150	$5,065

Contractual obligations
As of June 30, 2025, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2025	2026	2027	2028	2029	2030 and after	Other	Total
Purchase obligations (1)	$57,417	$158,457	$178,323	$36,481	$493	$510	$—	$431,681
Operating lease obligations	9,007	16,241	14,974	14,159	11,403	25,207	—	90,991
Venture investment commitments (2)	500	500	—	—	—	—	—	1,000
Liability for uncertain tax positions (3)	—	—	—	—	—	—	19,173	19,173
	$66,924	$175,198	$193,297	$50,640	$11,896	$25,717	$19,173	$542,845
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Six Months Ended June 30,
	2025	2024
(Decrease) in revenue	(4)%	(4)%
(Decrease) in net income	(3)%	(56)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Six Months Ended June 30,
(in thousands)	2025	2024
Foreign currency (loss)	$(26,453)	$(12,860)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended June 30, 2025:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2) (3)	Average Price Paid per Share (2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (3)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs (4)
April 1, 2025 - April 30, 2025	1,812	$36.48	1,725	$559,574
May 1, 2025 - May 31, 2025	722	$48.00	673	$527,252
June 1, 2025 - June 30, 2025	823	$50.69	749	$489,254
	3,357	$42.44	3,147
(1) For additional information, see "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report.
(2) Includes shares withheld to cover the option exercise price and tax withholding obligations for stock compensation awards subject to net settlement provisions.
(3) All share and per share amounts have been recast to reflect the effect of the Company’s Stock Split on June 20, 2025.
(4) On April 22, 2025, the Company’s Board of Directors extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase amount by $500 million.
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Location	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	8-K	3.1	June 18, 2025
3.2	Amended and Restated Bylaws of Pegasystems Inc.	8-K	3.2	June 15, 2020
10.1	Pegasystems Inc. 2004 Long-Term Incentive Plan	Def 14A	Appendix A	April 25, 2025
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	July 22, 2025	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)