Form 10-Q
period 2025-09-30
PEGASYSTEMS INC
filed 2025-10-21
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 169,722,783 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on October 14, 2025.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$148,699	$337,103
Marketable securities	202,663	402,870
Total cash, cash equivalents, and marketable securities	351,362	739,973
Accounts receivable, net	160,919	305,468
Unbilled receivables, net	175,732	173,085
Other current assets	123,791	115,178
Total current assets	811,804	1,333,704
Long-term unbilled receivables, net	105,863	61,407
Goodwill	81,402	81,113
Other long-term assets	293,717	292,049
Total assets	$1,292,786	$1,768,273
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,057	$6,226
Accrued expenses	51,857	31,544
Accrued compensation and related expenses	111,650	138,042
Deferred revenue	404,757	423,910
Convertible senior notes, net	—	467,470
Other current liabilities	21,131	18,866
Total current liabilities	597,452	1,086,058
Long-term operating lease liabilities	62,402	67,647
Other long-term liabilities	36,102	29,088
Total liabilities	695,956	1,182,793
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 400,000 shares authorized; 170,545 and 172,224 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,705	1,722
Additional paid-in capital	370,018	526,102
Retained earnings	233,925	87,901
Accumulated other comprehensive (loss)	(8,818)	(30,245)
Total stockholders’ equity	596,830	585,480
Total liabilities and stockholders’ equity	$1,292,786	$1,768,273

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Subscription services	$264,198	$224,810	$737,703	$651,143
Subscription license	60,600	45,420	327,118	193,405
Consulting	56,394	54,364	174,639	160,451
Perpetual license	158	456	2,035	1,351
Total revenue	381,350	325,050	1,241,495	1,006,350
Cost of revenue
Subscription services	42,978	36,868	122,616	108,930
Subscription license	314	384	1,060	1,504
Consulting	62,601	59,451	194,235	177,864
Perpetual license	—	3	6	12
Total cost of revenue	105,893	96,706	317,917	288,310
Gross profit	275,457	228,344	923,578	718,040
Operating expenses
Selling and marketing	140,129	127,669	425,329	395,125
Research and development	78,756	74,157	231,826	221,695
General and administrative	42,108	35,694	107,724	84,641
Litigation settlement, net of recoveries	—	—	—	32,403
Restructuring	(5)	2,485	(38)	3,283
Total operating expenses	260,988	240,005	764,841	737,147
Income (loss) from operations	14,469	(11,661)	158,737	(19,107)
Foreign currency transaction gain (loss)	7,154	(4,405)	(12,179)	(7,230)
Interest income	2,660	6,769	11,243	18,835
Interest expense	(144)	(1,639)	(1,172)	(5,047)
(Loss) on capped call transactions	—	(689)	(223)	(667)
Other (loss) income, net	(43)	—	19,247	1,684
Income (loss) before (benefit from) provision for income taxes	24,096	(11,625)	175,653	(11,532)
(Benefit from) provision for income taxes	(19,268)	2,765	16,790	8,369
Net income (loss)	$43,364	$(14,390)	$158,863	$(19,901)
Earnings (loss) per share
Basic	$0.25	$(0.08)	$0.93	$(0.12)
Diluted	$0.24	$(0.08)	$0.86	$(0.12)
Weighted-average number of common shares outstanding
Basic	170,567	171,250	171,045	170,036
Diluted	184,095	171,250	185,005	170,036

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$43,364	$(14,390)	$158,863	$(19,901)
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on available-for-sale securities	89	660	11	(158)
Foreign currency translation adjustments	(4,595)	10,204	21,416	4,635
Total other comprehensive (loss) income, net of tax	(4,506)	10,864	21,427	4,477
Comprehensive income (loss)	$38,858	$(3,526)	$180,290	$(15,424)

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
December 31, 2023	167,680	$1,676	$378,746	$(8,705)	$(17,879)	$353,838
Issuance of common stock for stock compensation plans	2,278	23	18,633	—	—	18,656
Issuance of common stock under the employee stock purchase plan	64	1	1,757	—	—	1,758
Stock-based compensation	—	—	34,781	—	—	34,781
Cash dividends declared ($0.015 per share)	—	—	(2,550)	—	—	(2,550)
Other comprehensive (loss)	—	—	—	—	(4,173)	(4,173)
Net (loss)	—	—	—	(12,124)	—	(12,124)
March 31, 2024	170,022	$1,700	$431,367	$(20,829)	$(22,052)	$390,186
Issuance of common stock for stock compensation plans	652	7	5,478	—	—	5,485
Issuance of common stock under the employee stock purchase plan	64	1	1,668	—	—	1,669
Stock-based compensation	—	—	36,224	—	—	36,224
Cash dividends declared ($0.015 per share)	—	—	(2,561)	—	—	(2,561)
Other comprehensive (loss)	—	—	—	—	(2,214)	(2,214)
Net income	—	—	—	6,613	—	6,613
June 30, 2024	170,738	$1,708	$472,176	$(14,216)	$(24,266)	$435,402
Repurchase of common stock	(342)	(3)	(11,746)	—	—	(11,749)
Issuance of common stock for stock compensation plans	1,162	11	16,456	—	—	16,467
Issuance of common stock under the employee stock purchase plan	58	—	1,789	—	—	1,789
Stock-based compensation	—	—	37,213	—	—	37,213
Cash dividends declared ($0.015 per share)	—	—	(2,573)	—	—	(2,573)
Other comprehensive income	—	—	—	—	10,864	10,864
Net (loss)	—	—	—	(14,390)	—	(14,390)
September 30, 2024	171,616	$1,716	$513,315	$(28,606)	$(13,402)	$473,023

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount

December 31, 2024	172,224	$1,722	$526,102	$87,901	$(30,245)	$585,480
Repurchase of common stock	(2,920)	(30)	(118,674)	—	—	(118,704)
Issuance of common stock for stock compensation plans	1,756	18	9,736	—	—	9,754
Issuance of common stock under the employee stock purchase plan	64	2	1,909	—	—	1,911
Stock-based compensation	—	—	41,425	—	—	41,425
Cash dividends declared ($0.015 per share)	—	—	—	(2,567)	—	(2,567)
Other comprehensive income	—	—	—	—	8,548	8,548
Net income	—	—	—	85,422	—	85,422
March 31, 2025	171,124	$1,712	$460,498	$170,756	$(21,697)	$611,269
Repurchase of common stock	(3,147)	(31)	(132,454)	—	—	(132,485)
Issuance of common stock for stock compensation plans	3,086	30	64,876	—	—	64,906
Issuance of common stock under the employee stock purchase plan	39	—	1,816	—	—	1,816
Stock-based compensation	—	—	36,730	—	—	36,730
Cash dividends declared ($0.03 per share)	—	—	—	(5,156)	—	(5,156)
Other comprehensive income	—	—	—	—	17,385	17,385
Net income	—	—	—	30,077	—	30,077
June 30, 2025	171,102	$1,711	$431,466	$195,677	$(4,312)	$624,542
Repurchase of common stock	(2,675)	(27)	(142,549)	—	—	(142,576)
Issuance of common stock for stock compensation plans	2,078	21	36,082	—	—	36,103
Issuance of common stock under the employee stock purchase plan	40	—	1,978	—	—	1,978
Stock-based compensation	—	—	43,041	—	—	43,041
Cash dividends declared ($0.03 per share)	—	—	—	(5,116)	—	(5,116)
Other comprehensive (loss)	—	—	—	—	(4,506)	(4,506)
Net income	—	—	—	43,364	—	43,364
September 30, 2025	170,545	$1,705	$370,018	$233,925	$(8,818)	$596,830

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$158,863	$(19,901)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Stock-based compensation	121,196	108,218
Amortization of deferred commissions	50,494	47,143
Amortization of intangible assets and depreciation	9,414	13,289
Amortization of right-of-use lease assets	8,988	13,748
Foreign currency transaction loss	12,179	7,230
Loss on capped call transactions	223	667
Deferred income taxes	235	(67)
(Accretion) of investments	(2,574)	(10,944)
(Gain) on investments	(19,438)	(1,628)
Other non-cash	1,526	2,380
Change in operating assets and liabilities, net	5,690	90,562
Cash provided by operating activities	346,796	250,697
Investing activities
Purchases of investments	(238,956)	(417,310)
Proceeds from maturities and called investments	362,436	206,232
Sales of investments	99,902	—
Investment in property and equipment	(8,485)	(4,921)
Cash provided by (used in) investing activities	214,897	(215,999)
Financing activities
Repurchases of convertible senior notes	(467,864)	—
Dividend payments to stockholders	(10,306)	(7,626)
Proceeds from employee stock plans	129,112	48,811
Common stock repurchases for tax withholdings for net settlement of equity awards	(12,644)	(2,987)
Common stock repurchases under stock repurchase program	(394,689)	(11,249)
Cash (used in) provided by financing activities	(756,391)	26,949
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,971	4,591
Net (decrease) increase in cash, cash equivalents, and restricted cash	(187,727)	66,238
Cash, cash equivalents, and restricted cash, beginning of period	341,529	232,827
Cash, cash equivalents, and restricted cash, end of period	$153,802	$299,065

Cash and cash equivalents	$148,699	$287,649
Restricted cash included in other current assets	—	184
Restricted cash included in other long-term assets	5,103	11,232
Total cash, cash equivalents, and restricted cash	$153,802	$299,065

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
NOTE 3. MARKETABLE SECURITIES

	September 30, 2025				December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$10,500	$11	$(8)	$10,503	$11,851	$1	$(19)	$11,833
Corporate debt	191,692	561	(93)	192,160	391,097	63	(123)	391,037
	$202,192	$572	$(101)	$202,663	$402,948	$64	$(142)	$402,870
As of September 30, 2025, marketable securities’ maturities ranged from October 2025 to September 2028, with a weighted-average remaining maturity of 1.4 years.
NOTE 4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable, net	$160,919	$305,468
Unbilled receivables, net	175,732	173,085
Long-term unbilled receivables, net	105,863	61,407
	$442,514	$539,960

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	September 30, 2025
1 year or less	$175,732	62%
1-2 years	63,974	23%
2-5 years	41,889	15%
	$281,595	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	September 30, 2025
2025	$135,540	48%
2024	86,021	31%
2023	52,162	19%
2022	3,714	1%
2021 and prior	4,158	1%
	$281,595	100%
Major clients
Clients that represented 10% or more of the Company’s total accounts receivable and unbilled receivables:

	September 30, 2025	December 31, 2024
Client A
Accounts receivable	*	20%
Unbilled receivables	*	—%
Total receivables	*	11%
Client B
Accounts receivable	—%	*
Unbilled receivables	18%	*
Total receivables	12%	*
*Client accounted for less than 10% of total accounts receivable and unbilled receivables.
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	September 30, 2025	December 31, 2024
Contract assets (1)	$22,465	$13,498
Long-term contract assets (2)	28,588	18,321
	$51,053	$31,819
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings made and payments received in advance of revenue recognition.

(in thousands)	September 30, 2025	December 31, 2024
Deferred revenue	$404,757	$423,910
Long-term deferred revenue (1)	2,457	2,121
	$407,214	$426,031
(1) Included in other long-term liabilities.
The change in deferred revenue during the nine months ended September 30, 2025 was primarily due to new billings in advance of revenue recognition and $384 million of revenue recognized during the period included in deferred revenue as of December 31, 2024.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. DEFERRED COMMISSIONS

(in thousands)	September 30, 2025	December 31, 2024
Deferred commissions (1)	$99,423	$105,405
(1) Included in other long-term assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization of deferred commissions (1)	$16,916	$14,867	$50,494	$47,143
(1) Included in selling and marketing expenses.
NOTE 6. GOODWILL AND OTHER INTANGIBLES
Goodwill

	Nine Months Ended September 30,
(in thousands)	2025	2024
January 1,	$81,113	$81,611
Currency translation adjustments	289	(43)
September 30,	$81,402	$81,568
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives.

		September 30, 2025
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,161	$(62,476)	$685
Technology	2-10 years	68,115	(66,971)	1,144
Other	1-5 years	5,361	(5,361)	—
		$136,637	$(134,808)	$1,829
(1) Included in other long-term assets.

		December 31, 2024
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,107	$(61,395)	$1,712
Technology	2-10 years	68,115	(65,995)	2,120
Other	1-5 years	5,361	(5,361)	—
		$136,583	$(132,751)	$3,832
(1) Included in other long-term assets.
Future estimated amortization of intangible assets:

(in thousands)	September 30, 2025
Remainder of 2025	$627
2026	874
2027	328
$1,829
Amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$284	$357	$975	$1,425
Selling and marketing	343	343	1,028	1,028
	$627	$700	$2,003	$2,453

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses	$39,970	$38,155
Income tax receivables	56,332	58,359
Contract assets	22,465	13,498
Indirect tax receivable	1,954	2,488
Capped call transactions	—	223
Restricted cash	—	98
Other	3,070	2,357
	$123,791	$115,178
Other long-term assets

(in thousands)	September 30, 2025	December 31, 2024
Deferred commissions	$99,423	$105,405
Right of use assets	59,397	62,429
Property and equipment	43,036	41,806
Venture investments	20,214	21,234
Contract assets	28,588	18,321
Income taxes receivable	14,270	13,299
Intangible assets	1,829	3,832
Deferred income taxes	3,973	4,268
Restricted cash	5,103	4,328
Other	17,884	17,127
	$293,717	$292,049
Accrued expenses

(in thousands)	September 30, 2025	December 31, 2024
Cloud hosting	$16,445	$1,802
Outside professional services	18,187	10,639
Marketing and sales program	1,472	2,150
Income and other taxes	4,653	5,055
Employee related	5,692	4,833
Repurchases of common stock unsettled	—	1,500
Other	5,408	5,565
	$51,857	$31,544
Other current liabilities

(in thousands)	September 30, 2025	December 31, 2024
Operating lease liabilities	$14,424	$14,551
Dividends payable	5,116	2,583
Other	1,591	1,732
	$21,131	$18,866
Other long-term liabilities

(in thousands)	September 30, 2025	December 31, 2024
Deferred revenue	$2,457	$2,121
Income taxes payable	20,983	15,956
Other	12,662	11,011
	$36,102	$29,088

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$381,350	$325,050	$1,241,495	$1,006,350
Total cost of revenue	105,893	96,706	317,917	288,310
Selling	119,764	109,952	354,932	331,915
Marketing	20,365	17,717	70,397	63,210
Research and development	78,756	74,157	231,826	221,695
General and administrative	42,108	35,694	107,724	84,641
Other segment items, net (1)	(9,632)	2,449	(16,954)	28,111
(Benefit from) provision for income taxes	(19,268)	2,765	16,790	8,369
Net income (loss)	$43,364	$(14,390)	$158,863	$(19,901)
(1) Includes Litigation settlement, net of recoveries, Restructuring, Foreign currency transaction gain (loss), Interest income, Interest expense, (Loss) on capped call transactions, and Other (loss) income, net.

Long-lived assets related to the Company’s U.S. and international operations consist of property and equipment, which are included in Other long-term assets in the Company’s consolidated balance sheet:

(in thousands)	September 30, 2025		December 31, 2024
U.S.	$37,433	87%	$37,405	89%
International	5,603	13%	4,401	11%
	$43,036	100%	$41,806	100%
NOTE 9. LEASES
On January 1, 2025, the Company relocated its corporate headquarters to 225 Wyman Street, Waltham, Massachusetts.
Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Fixed lease costs	$4,128	$6,848	$11,828	$16,381
Short-term lease costs	420	381	1,330	1,334
Variable lease costs	1,351	1,863	4,909	5,235
	$5,899	$9,092	$18,067	$22,950
Right of use assets and lease liabilities

(in thousands)	September 30, 2025	December 31, 2024
Right of use assets (1)	$59,397	$62,429
Operating lease liabilities (2)	$14,424	$14,551
Long-term operating lease liabilities	$62,402	$67,647
(1) Included in other long-term assets.
(2) Included in other current liabilities.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted-average remaining lease term and discount rate for the Company’s leases were:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term	5.7 years	6.2 years
Weighted-average discount rate (1)	4.9%	4.8%
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
Maturities of lease liabilities:

(in thousands)	September 30, 2025
Remainder of 2025	$4,615
2026	16,971
2027	15,494
2028	14,357
2029	11,343
2030	9,754
Thereafter	15,411
Total lease payments	87,945
Less: imputed interest (1)	(11,119)
$76,826
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash paid for operating leases, net of tenant improvement allowances	$14,502	$13,249
Right of use assets recognized for new leases and amendments (non-cash)	$4,765	$12,290
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
Carrying value of the Notes:

(in thousands)	September 30, 2025	December 31, 2024
Principal	$—	$467,864
Unamortized issuance costs	—	(394)
Convertible senior notes, net	$—	$467,470

Interest expense related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense (0.75% coupon)	$—	$941	$595	$2,825
Amortization of issuance costs	—	621	394	1,857
	$—	$1,562	$989	$4,682

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The average interest rate on the Notes during the three months ended March 31, 2025 and nine months ended September 30, 2024 was 1.2%.
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions initially covered approximately 8.8 million shares (representing the number of shares for which the Notes were initially convertible) of the Company’s Common Stock. As of December 31, 2024, Capped Call Transactions covering approximately 7 million shares were outstanding, and expired upon maturity of the Notes during the three months ended March 31, 2025.
Change in capped call transactions:

	Nine Months Ended September 30,
(in thousands)	2025	2024
January 1,	$223	$893
Fair value adjustment	(223)	(667)
September 30,	$—	$226
Credit facility
In November 2019, and as since amended, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. The Company may use borrowings for general corporate purposes and to finance working capital needs. Subject to specific conditions and the agreement of the financial institutions lending the additional amount, the aggregate commitment may be increased to $200 million. The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. Beginning with the fiscal quarter ended March 31, 2024, the Company must maintain a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0. Effective as of February 4, 2025, the Credit Facility was amended to extend the expiration date to February 4, 2027. As of September 30, 2025, the Company is compliant with all Credit Facility covenants.
As of September 30, 2025 and December 31, 2024, the Company had letters of credit of $26.7 million and $27.3 million, respectively, under the Credit Facility, however had no cash borrowings.
NOTE 11. RESTRUCTURING
The Company has undertaken the following restructuring activities as it optimizes its go-to-market strategy and reassesses its office space needs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Employee severance and related costs	$(11)	$(397)	$(68)	$(634)
Office space reductions (1)	6	2,882	30	3,917
Restructuring	$(5)	$2,485	$(38)	$3,283
(1) These primarily relate to non-cash operating lease adjustments.
Restructuring activity:
Accrued employee severance and related costs:

	Nine Months Ended September 30,
(in thousands)	2025	2024
January 1,	$2,000	$8,095
Costs incurred	(68)	(634)
Cash disbursements	(1,681)	(4,214)
Currency translation adjustments	115	(93)
September 30, (1)	$366	$3,154
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
Assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$8,157	$5,119	$—	$13,276	$5,318	$148,926	$—	$154,244
Marketable securities	$—	$202,663	$—	$202,663	$—	$402,870	$—	$402,870
Capped Call Transactions	$—	$—	$—	$—	$—	$223	$—	$223
Venture investments	$—	$—	$20,214	$20,214	$—	$—	$21,234	$21,234

Changes in venture investments:

	Nine Months Ended September 30,
(in thousands)	2025	2024
January 1,	$21,234	$19,450
New investments	13,129	350
Sales of investments	(33,223)	—
Changes in foreign exchange rates	129	106
Changes in fair value:
included in other (loss) income, net	19,480	1,628
included in other comprehensive income (loss)	(535)	(362)
September 30,	$20,214	$21,172
During the three months ended June 30, 2025, one of the Company’s investees was acquired by a privately held company. As a result, the Company received $33.2 million in consideration for its equity interest in the investee, composed of $22.1 million cash and $11.1 million of an ownership interest in the privately held company, and recognized a $18.7 million gain in excess of cost in other (loss) income, net on the condensed consolidated statements of operations.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13. REVENUE
Geographic revenue
Revenues by geography are determined based on client location:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025		2024		2025		2024
U.S.	$185,132	49%	$156,135	48%	$662,440	54%	$526,332	53%
Other Americas	23,511	6%	28,836	9%	76,884	6%	71,936	7%
United Kingdom (“U.K.”)	53,099	14%	37,593	12%	134,475	11%	108,338	11%
Europe (excluding U.K.), Middle East, and Africa	64,410	17%	60,048	18%	202,886	16%	175,255	17%
Asia-Pacific	55,198	14%	42,438	13%	164,810	13%	124,489	12%
	$381,350	100%	$325,050	100%	$1,241,495	100%	$1,006,350	100%
Revenue streams

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Pega Cloud	$184,549	$144,108	$502,415	$409,096
Maintenance	79,649	80,702	235,288	242,047
Consulting	56,394	54,364	174,639	160,451
Revenue recognized over time	320,592	279,174	912,342	811,594
Subscription license	60,600	45,420	327,118	193,405
Perpetual license	158	456	2,035	1,351
Revenue recognized at a point in time	60,758	45,876	329,153	194,756
Total revenue	$381,350	$325,050	$1,241,495	$1,006,350

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Pega Cloud	$184,549	$144,108	$502,415	$409,096
Maintenance	79,649	80,702	235,288	242,047
Subscription services	264,198	224,810	737,703	651,143
Subscription license	60,600	45,420	327,118	193,405
Subscription	324,798	270,230	1,064,821	844,548
Consulting	56,394	54,364	174,639	160,451
Perpetual license	158	456	2,035	1,351
Total revenue	$381,350	$325,050	$1,241,495	$1,006,350

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of September 30, 2025:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$609,511	$199,651	$46,228	$158	$43,979	$899,527	51%
1-2 years	319,940	71,730	4,404	—	2,478	398,552	23%
2-3 years	164,125	48,668	746	—	114	213,653	12%
Greater than 3 years	195,133	40,385	7,220	—	56	242,794	14%
	$1,288,709	$360,434	$58,598	$158	$46,627	$1,754,526	100%
As of September 30, 2024:

(Dollars in thousands)	Subscription services		Subscription license	Perpetual license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$495,637	$188,905	$38,175	$2,252	$54,203	$779,172	53%
1-2 years	310,020	63,701	9,686	317	3,062	386,786	26%
2-3 years	146,877	26,436	3,046	—	2,008	178,367	12%
Greater than 3 years	112,002	18,854	102	—	—	130,958	9%
	$1,064,536	$297,896	$51,009	$2,569	$59,273	$1,475,283	100%
NOTE 14. STOCKHOLDERS' EQUITY
Stock-based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$6,626	$6,894	$21,737	$20,558
Selling and marketing	15,009	14,169	45,168	41,621
Research and development	7,914	7,308	23,789	22,779
General and administrative	13,492	8,842	30,502	23,260
	$43,041	$37,213	$121,196	$108,218
Income tax benefit	$(547)	$(512)	$(1,700)	$(1,377)
As of September 30, 2025, the Company had $129 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years.
Grants

	Nine Months Ended September 30, 2025
(in thousands)	Quantity	Total Fair Value
Restricted stock units (1)	2,055	$82,098
Non-qualified stock options	3,296	$53,132
Performance stock options (2)	1,362	$35,324
Common stock	18	$928
(1) Includes units issued when employees elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash.
(2) Performance stock options allow the holder to purchase a specified number of Common Stock shares at an exercise price equal to or greater than the shares' fair market value at the grant date. The performance stock options granted in the nine months ended September 30, 2025 vest quarterly over two years, beginning after the achievement of specific performance conditions. The options expire ten years from the grant date.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock repurchase program
On April 22, 2025, the Company’s Board of Directors extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase amount by $500 million, bringing the total repurchase authorization to $810 million, of which $347.3 million remains available as of September 30, 2025.
During the nine months ended September 30, 2025, the Company repurchased 8.7 million of its common stock for $393.2 million at an average price per share of $44.97. The share repurchase and authorization amounts disclosed within this Form 10-Q exclude the U.S. excise tax on share repurchases. All purchases under this program have been made on the open market.
Stock Split
On June 20, 2025, the Company effected the Stock Split of the Company’s Common Stock described above in “Note 1. Basis of Presentation”. All share and per share amounts in the Company’s unaudited condensed consolidated financial statements and in the accompanying notes for all prior periods presented have been recast to reflect the effect of the Stock Split.
NOTE 15. INCOME TAXES
Effective income tax rate

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
(Benefit from) provision for income taxes	$16,790	$8,369
Effective income tax rate	10%	(73)%
The Company’s effective income tax rate for the nine months ended September 30, 2025, was impacted by excess tax benefits from stock-based compensation, and by the enactment of the One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025. The OBBBA introduced several U.S. tax law changes, including the ability to immediately expense domestic research and experimental (“R&E”) expenditures starting in 2025, and an election to accelerate any unamortized domestic R&E expenditures over a one or two year period beginning with the 2025 tax year. In accordance with ASC 740, Accounting for Income Taxes, the impacts of the OBBBA are reflected in the Company’s results for the quarter ended September 30, 2025. The enactment of the OBBBA reduced the Company’s forecasted U.S. income tax expense for 2025. However, the changes did not affect the Company’s U.S. deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.
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
The Company intends to maintain a valuation allowance on its U.S. and U.K. net deferred tax assets until positive sufficient evidence exists to support their realization. Given the Company’s recent earnings, the Company believes that there is a reasonable possibility that in a near future period sufficient positive evidence may become available to allow the Company to reach a conclusion that a substantial portion of the valuation allowance will no longer be needed. However, the exact timing and amount of the valuation allowance release are subject to significant judgment. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

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
Calculation of earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts) (1)	2025	2024	2025	2024
Net income (loss)	$43,364	$(14,390)	$158,863	$(19,901)
Weighted-average common shares outstanding	170,567	171,250	171,045	170,036
Earnings (loss) per share, basic	$0.25	$(0.08)	$0.93	$(0.12)

Net income (loss)	$43,364	$(14,390)	$158,863	$(19,901)
Notes - interest expense, net of tax	—	—	742	—
Numerator for diluted EPS	$43,364	$(14,390)	$159,605	$(19,901)
Weighted-average effect of dilutive securities:
Notes	—	—	1,599	—
Stock options	10,113	—	8,971	—
RSUs	3,415	—	3,390	—
Effect of dilutive securities	13,528	—	13,960	—
Weighted-average common shares outstanding, assuming dilution (2) (3) (4)	184,095	171,250	185,005	170,036
Earnings (loss) per share, diluted	$0.24	$(0.08)	$0.86	$(0.12)

Outstanding anti-dilutive stock options and RSUs (5)	54	9,056	267	7,364
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
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. The Company had no accrued losses for litigation for the below matters as of September 30, 2025 and December 31, 2024.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Appian Corp. v. Pegasystems Inc. & Youyong Zou
The Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia (the “Court”) titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages of $2,036,860,045 for trade secret misappropriation and $1.00 for violating the Virginia Computer Crimes Act. On September 15, 2022, the circuit court of Fairfax County entered judgment of $2,060,479,287, consisting of the damages previously awarded by the jury plus attorneys’ fees and costs, and stating that the judgment is subject to post-judgment interest at a rate of 6.0% per annum, from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the amount of the award of attorneys’ fees and costs. On September 15, 2022, the Company filed a notice of appeal from the judgment. On September 29, 2022, the circuit court of Fairfax County approved a $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. A panel of the Court of Appeals of Virginia heard oral arguments on November 15, 2023, and issued a written opinion on July 30, 2024. The Court of Appeals reversed the judgment on Appian’s Virginia Uniform Trade Secrets Act claim and ordered a new trial on that claim. Appian filed a petition for appeal with the Supreme Court of Virginia on August 29, 2024, and the Company filed a response to the petition on October 21, 2024. On March 7, 2025, the Supreme Court of Virginia granted Appian’s petition for appeal and Pega’s assignments of cross-error. The parties have completed briefing before the Supreme Court of Virginia. The Supreme Court of Virginia is scheduled to hear oral argument on the parties’ substantive appellate briefs on October 28, 2025. The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of appellate proceedings and/or any potential new trial resulting from the appellate proceedings.
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
The Company believes it has strong defenses to the claims brought against the defendants and intends to defend against these claims vigorously. The Company is unable to reasonably estimate possible damages or a range of possible damages in these matters given the stage of the lawsuits.
In re Pegasystems Inc., Derivative Litigation
Federal court cases

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 21, 2022, a lawsuit was filed against the members of the Company’s board of directors, the Company’s chief operating and financial officer and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin, derivatively on behalf of nominal defendant Pegasystems Inc. v. Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Alan Trefler, Larry Weber, and Kenneth Stillwell, defendants, and Pegasystems Inc., nominal defendant (Case 1:22-cv-11985). On April 28, 2023, a lawsuit was filed in the United States District Court for the District of Massachusetts by Dag Sagfors, derivatively on behalf of nominal defendant Pegasystems Inc., asserting breach of fiduciary duty and related claims relating to the Virginia Appian litigation against the same defendants as the Larkin lawsuit. On May 17, 2023, the Larkin and Sagfors cases were consolidated (the “Consolidated Action”) and, after defendants moved to dismiss the complaint in the Consolidated Action on December 4, 2024, the plaintiffs moved to voluntarily dismiss the Consolidated Action, and the Court granted the motion to dismiss on December 18, 2024.
The Company separately received confidential demand letters raising substantially the same allegations set forth in the Consolidated Action. On April 12, 2023, the Company’s board of directors (other than Mr. Trefler, who recused himself), formed a committee consisting solely of independent directors, to review, analyze, and investigate the matters raised in the demands and to determine in good faith what actions (if any) were reasonably believed to be appropriate under similar circumstances and reasonably believed to be in the best interests of the Company in response to the demand letters (the “Demand Review Committee”). The Demand Review Committee, with the assistance of independent legal counsel, conducted an extensive investigation of the allegations raised in the demand letters and on October 7, 2024 issued a report concluding that there are no valid claims against the Company’s directors and officers with respect to the matters raised in the demands and that it would not be in the Company’s best interests to pursue litigation against them.
On February 7, 2025, the plaintiffs in the Consolidated Action filed a new complaint against the members of the Company’s board of directors, certain employees of the Company, and the Company in the United States District Court for the District of Massachusetts, captioned Mary Larkin and Dag Sagfors, derivatively on behalf of nominal defendant Pegasystems Inc. v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Leon Trefler, Larry Weber, Kenneth Stillwell, Don Schuerman, Kerim Akgonul, and Benjamin Baril, (the “Defendants”), and Pegasystems Inc., nominal defendant (Case 1:25-cv-10303). The complaint asserts against Defendants claims for breach of fiduciary duty, unjust enrichment, and violations of the Exchange Act relating to (i) the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above; (ii) alleged misconduct by Company employees alleged in that litigation; and the Class Action, described above. The Defendants filed motions to dismiss the complaint on April 28, 2025. On June 6, 2025, the plaintiffs in the consolidated derivative matter currently pending in Massachusetts Superior Court, Case No. 2484CV01734 (discussed below), moved to intervene in this matter and to stay it pending the resolution of the state derivative matter. The Court held a hearing on defendants’ motions to dismiss and state court plaintiffs’ motion to intervene on July 21, 2025. Following argument, the Court took the motions under advisement.
On October 14, 2025, the parties jointly notified the Court that on October 2, 2025 the Massachusetts Superior Court granted defendants’ motion to dismiss the related state court derivative action (see below) and proposed that the Court refrain from issuing a decision on the motions to dismiss pending a joint submission by the parties of their respective positions on the impact of the state court dismissal on the federal court case within thirty (30) days.
The Company believes it has strong defenses to the claims brought against the defendants and intends to defend against these claims vigorously. The Company is unable to reasonably estimate possible damages or a range of possible damages in these matters given the stage of the lawsuits and there being no specified quantum of damages sought in the complaints.
State court cases
On June 28, 2024, a lawsuit was filed against members of the Company’s board of directors, certain employees of the Company and the Company in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts, captioned John Dwyer and Ray Gerber, Plaintiffs, v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Larry Weber, Leon Trefler, Don Schuerman, Kerim Akgonul, and Benjamin Baril, (“Defendants”), and Pegasystems Inc., Nominal Defendant (Case 2484CV01734) (“Dwyer Action”). The complaint generally alleges the Defendants breached their fiduciary duties in connection with alleged misconduct by Company employees alleged in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and alleges damages from the approximately $2 billion verdict in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, the settlement of the Class Action, and litigation costs from various proceedings.
On November 22, 2024, a lawsuit was filed against members of the Company’s board of directors, certain employees of the Company and the Company in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts, captioned Jayne Birch and Robert Garfield, Plaintiffs, v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Larry Weber, Kerim Akgonul, Don Schuerman, Leon Trefler, Douglas Kim, John Petronio, Benjamin Baril, and Kenneth Stillwell, (“Defendants”), and Pegasystems Inc., Nominal Defendant (Case 2484CV03076-BLS-1) (“Birch Action”). The complaint generally asserts the same claims asserted in the Dwyer Action.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 12, 2025, after submission by the parties of a stipulation and proposed order, an order was entered consolidating the Dwyer and Birch Actions and approving the schedule for the filing of a consolidated complaint and a motion to dismiss. On March 14, 2025, the plaintiffs filed a consolidated complaint in Case No. 2484CV01734. The consolidated complaint generally alleges the Defendants breached their fiduciary duties in connection with alleged misconduct by Company employees alleged in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and in connection with the investigation conducted and the report issued by the Demand Review Committee of the Company’s board regarding the same. The Defendants moved to dismiss the complaint and after briefing by the parties, the Court held a hearing on defendants’ motion on September 4, 2025. On October 2, 2025, the Court granted Defendants’ motion to dismiss and the parties’ are awaiting entry of a judgment of dismissal.
The Company believes it has strong defenses to the claims brought against the defendants and intends to defend against these claims vigorously. The Company is unable to reasonably estimate possible damages or a range of possible damages in these matters given the stage of the lawsuits.

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
The forward-looking statements in this Quarterly Report represent our views as of October 21, 2025.
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

Total ACV Growth 14%
Pega Cloud ACV Growth 27%
$1,500M
$1,000M
$500M
$0M
$1,360M
$719
$641
$1,557M
$742
$815
September 30, 2024
September 30, 2025
Pega Cloud ACV

(Dollars in thousands)	September 30, 2024	September 30, 2025	Change		Constant Currency Change
Pega Cloud	$640,574	$815,370	$174,796	27%	27%
Maintenance	306,753	296,955	(9,798)	(3)%	(4)%
Subscription services	947,327	1,112,325	164,998	17%	17%
Subscription license	412,678	444,601	31,923	8%	8%
	$1,360,005	$1,556,926	$196,921	14%	14%
Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	September 30, 2024	September 30, 2025	1-Year Change
ACV	$1,360	$1,557	14%
Impact of changes in foreign exchange rates	—	(5)
Constant currency ACV	$1,360	$1,552	14%
Note: Constant currency ACV is calculated by applying the September 30, 2024 foreign exchange rates to current period shown.

Cash Flow

(Dollars in thousands)	Nine Months Ended September 30,		Change
	2024	2025
Cash provided by operating activities	$250,697	$346,796	38%
Investment in property and equipment	(4,921)	(8,485)
Free cash flow (1)	$245,776	$338,311	38%

Supplemental information (2)
Litigation settlement, net of recoveries	$32,403	$—
Legal fees	9,232	15,022
Restructuring	4,214	1,681
Interest paid on convertible senior notes	3,767	1,754
Income taxes, net of refunds	32,246	7,993
	$81,862	$26,450
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

Remaining performance obligations (“Backlog”)

Backlog Growth
Current - 15%
Total - 19% (18% Constant Currency)
$2,000M
$1,500M
$1,000M
$500M
$0M
$1,475M
$779
$696
$1,755M
$900
$855
September 30, 2024
September 30, 2025
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	September 30, 2024	September 30, 2025	1-Year Growth Rate
Backlog - GAAP	$1,475	$1,755	19%
Impact of changes in foreign exchange rates	—	(10)
Constant currency backlog	$1,475	$1,745	18%
Note: Constant currency Backlog is calculated by applying the September 30, 2024 foreign exchange rates to current period shown.
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

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2025		2024				2025		2024
Pega Cloud	$184,549	48%	$144,108	44%	$40,441	28%	$502,415	40%	$409,096	41%	$93,319	23%
Maintenance	79,649	21%	80,702	25%	(1,053)	(1)%	235,288	20%	242,047	24%	(6,759)	(3)%
Subscription services	264,198	69%	224,810	69%	39,388	18%	737,703	60%	651,143	65%	86,560	13%
Subscription license	60,600	16%	45,420	14%	15,180	33%	327,118	26%	193,405	19%	133,713	69%
Subscription	324,798	85%	270,230	83%	54,568	20%	1,064,821	86%	844,548	84%	220,273	26%
Consulting	56,394	15%	54,364	17%	2,030	4%	174,639	14%	160,451	16%	14,188	9%
Perpetual license	158	—%	456	—%	(298)	(65)%	2,035	—%	1,351	—%	684	51%
	$381,350	100%	$325,050	100%	$56,300	17%	$1,241,495	100%	$1,006,350	100%	$235,145	23%
•The increases in Pega Cloud revenue in the three and nine months ended September 30, 2025 were primarily due to expanded adoption of Pega Cloud by our clients.
•The decreases in maintenance revenue in the three and nine months ended September 30, 2025 were primarily due to our clients’ shift to Pega Cloud-based offerings, which do not result in maintenance revenue.
•The increases in subscription license revenue in the three and nine months ended September 30, 2025 were primarily due to several large multi-year contracts recognized in revenue in the three and nine months ended September 30, 2025.
•The increases in consulting revenue in the three and nine months ended September 30, 2025 were primarily due to increases in consultant billable hours in our International regions.
Gross profit

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2025		2024				2025		2024
Pega Cloud	$146,811	80%	$113,625	79%	$33,186	29%	$396,450	79%	$319,261	78%	$77,189	24%
Maintenance	74,409	93%	74,317	92%	92	—%	218,637	93%	222,952	92%	(4,315)	(2)%
Subscription services	221,220	84%	187,942	84%	33,278	18%	615,087	83%	542,213	83%	72,874	13%
Subscription license	60,286	99%	45,036	99%	15,250	34%	326,058	100%	191,901	99%	134,157	70%
Subscription	281,506	87%	232,978	86%	48,528	21%	941,145	88%	734,114	87%	207,031	28%
Consulting	(6,207)	(11)%	(5,087)	(9)%	(1,120)	(22)%	(19,596)	(11)%	(17,413)	(11)%	(2,183)	(13)%
Perpetual license	158	100%	453	99%	(295)	(65)%	2,029	100%	1,339	99%	690	52%
	$275,457	72%	$228,344	70%	$47,113	21%	$923,578	74%	$718,040	71%	$205,538	29%
•The increases in Pega Cloud gross profit percent in the three and nine months ended September 30, 2025 were primarily due to increased hosting cost efficiencies as Pega Cloud continues to grow and scale and a reallocation of certain headcount from Pega Cloud to Maintenance to align with the change in the nature of their responsibilities.
•The decrease in consulting gross profit percent in the three months ended September 30, 2025 was primarily due to an increase in compensation and benefits of $2 million, and contracted services of $1.3 million. Consulting gross profit percent remained flat in the nine months ended September 30, 2025 as an increase in consultant utilization rates were offset by an increase in compensation and benefits of $9.4 million, and contracted services of $5.5 million.

Operating expenses

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024			2025	2024
Selling and marketing	$140,129	$127,669	$12,460	10%	$425,329	$395,125	$30,204	8%
% of Revenue	37%	39%			34%	39%
Research and development	$78,756	$74,157	$4,599	6%	$231,826	$221,695	$10,131	5%
% of Revenue	21%	23%			19%	22%
General and administrative	$42,108	$35,694	$6,414	18%	$107,724	$84,641	$23,083	27%
% of Revenue	11%	11%			9%	8%
Litigation settlement, net of recoveries	$—	$—	$—	*	$—	$32,403	$(32,403)	*
% of Revenue	—%	—%			—%	3%
Restructuring	$(5)	$2,485	$(2,490)	*	$(38)	$3,283	$(3,321)	*
% of Revenue	—%	1%			—%	—%
* Not meaningful
•The increases in selling and marketing in the three and nine months ended September 30, 2025 were primarily due to increases in compensation and benefits of $10.4 million and $22 million, respectively, attributable to increases in headcount and incentive compensation.
•The increases in research and development in the three and nine months ended September 30, 2025 were primarily due to increases in compensation and benefits of $3.7 million and $7.6 million, respectively, attributable to increases in headcount and incentive compensation.
•The increases in general and administrative in the three and nine months ended September 30, 2025 were primarily due to increases in compensation and benefits of $6.5 million and $12.4 million, respectively, attributable to equity compensation and a reallocation of certain headcount from research and development to general and administrative to align with the change in the nature of their responsibilities. In the nine months ended September 30, 2025, we experienced an increase of $8.8 million in legal fees and related expenses arising from legal proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 17. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
•The decrease in litigation settlement, net of recoveries in the nine months ended September 30, 2025 was primarily due to the cost to settle litigation arising from proceedings outside the ordinary course of business in the nine months ended September 30, 2024. See “Note 20. Commitments and Contingencies” in Item 8 of our Annual Report filed on Form-10K for the year ended December 31, 2024 and prior filings for further information.
Other income and expenses

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024			2025	2024
Foreign currency transaction gain (loss)	$7,154	$(4,405)	$11,559	*	$(12,179)	$(7,230)	$(4,949)	(68)%
Interest income	2,660	6,769	(4,109)	(61)%	11,243	18,835	(7,592)	(40)%
Interest expense	(144)	(1,639)	1,495	91%	(1,172)	(5,047)	3,875	77%
(Loss) on capped call transactions	—	(689)	689	100%	(223)	(667)	444	67%
Other (loss) income, net	(43)	—	(43)	*	19,247	1,684	17,563	1043%
	$9,627	$36	$9,591	26642%	$16,916	$7,575	$9,341	123%
* Not meaningful

•The changes in foreign currency transaction gain (loss) in the three and nine months ended September 30, 2025 were primarily due to fluctuations in foreign currency exchange rates associated with foreign currency-denominated receivables and intercompany balances held by our subsidiary in the United Kingdom.
•The decreases in interest income in the three and nine months ended September 30, 2025 were primarily due to lower investment balances as a result of the repayment of the Notes at maturity on March 3, 2025.
•The decreases in interest expense in the three and nine months ended September 30, 2025 were primarily due to the repayment of the Notes at maturity on March 3, 2025.
•The changes in (loss) on capped call transactions were due to the expiration of the capped call transactions in the three months ended March 31, 2025.
•The increase in other (loss) income, net in the nine months ended September 30, 2025 was primarily due to the gain from the partial sale of a venture investment. For additional information, see "Note 12. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report.

(Benefit from) provision for income taxes

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
(Benefit from) provision for income taxes	$16,790	$8,369
Effective income tax rate	10%	(73)%
Our effective income tax rate for the nine months ended September 30, 2025, was impacted by excess tax benefits from stock-based compensation, and by the enactment of the One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025. The OBBBA introduced several U.S. tax law changes, including the ability to immediately expense domestic research and experimental (“R&E”) expenditures starting in 2025, and an election to accelerate any unamortized domestic R&E expenditures over a one or two year period beginning with the 2025 tax year. In accordance with ASC 740, Accounting for Income Taxes, the impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025. The enactment of the OBBBA reduced our forecasted U.S. income tax expense for 2025. However, the changes did not affect our U.S. deferred tax assets or liabilities, as we continue to maintain a full valuation allowance against those balances.
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
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$346,796	$250,697
Investing activities	214,897	(215,999)
Financing activities	(756,391)	26,949
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,971	4,591
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(187,727)	$66,238

(in thousands)	September 30, 2025	December 31, 2024
Held in U.S. entities	$72,252	$474,509
Held in foreign entities	279,110	265,464
Total cash, cash equivalents, and marketable securities	351,362	739,973
Restricted cash included in other current assets	—	98
Restricted cash included in other long-term assets	5,103	4,328
Total cash, cash equivalents, marketable securities, and restricted cash	$356,465	$744,399
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
Operating activities
The change in cash provided by operating activities in the nine months ended September 30, 2025 was primarily due to increase in client collections.
Investing activities
The change in cash provided by (used in) investing activities in the nine months ended September 30, 2025 was primarily due to scheduled maturities of our investments in financial instruments in anticipation of the repayment of the maturing Notes and the consideration received from the sale of a venture investment.

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
As of September 30, 2025 and December 31, 2024, we had letters of credit of $26.7 million and $27.3 million, respectively, under the Credit Facility, however had no cash borrowings. For additional information, see "Note 10. Debt" in Part I, Item 1 of this Quarterly Report.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands) (1)	Nine Months Ended September 30, 2025
December 31, 2024	$240,443
Authorizations (2)	500,000
Repurchases (3)	(393,189)
September 30, 2025	$347,254
(1) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
(2) On April 22, 2025, the Company’s Board of Directors extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase amount by $500 million.
(3) All purchases under this program have been made on the open market.
Common stock repurchases

	Nine Months Ended September 30,
	2025		2024
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	8,743	$393,189	328	$11,249
Repurchases unpaid at period end	—	—	14	500
Stock repurchase program (1)	8,743	393,189	342	11,749
Tax withholdings for net settlement of equity awards	250	12,644	96	2,987
	8,993	$405,833	438	$14,736
(1) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
On June 20, 2025, the Company effected the Stock Split of the Company’s Common Stock described above in “Note 1. Basis of Presentation”. All share and per share amounts in the Company’s unaudited condensed consolidated financial statements and in the accompanying notes for all prior periods presented have been recast to reflect the effect of the Stock Split.
During the nine months ended September 30, 2025 and 2024, instead of receiving cash from the equity holders, we withheld shares with a value of $16.2 million and $3.3 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
Following the Stock Split and commencing with the third quarter of 2025, we intend to pay a quarterly cash dividend of $0.03 per share, or the equivalent of $0.06 per share prior to the Stock Split. However, the Board of Directors may terminate or modify the dividend program without prior notice.

	Nine Months Ended September 30,
(in thousands)	2025	2024
Dividend payments to stockholders	$10,306	$7,626

Contractual obligations
As of September 30, 2025, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2025	2026	2027	2028	2029	2030 and after	Other	Total
Purchase obligations (1)	$25,483	$163,337	$184,290	$45,931	$493	$510	$—	$420,044
Operating lease obligations	4,615	16,971	15,494	14,357	11,343	25,165	—	87,945
Venture investment commitments (2)	500	500	—	—	—	—	—	1,000
Liability for uncertain tax positions (3)	—	—	—	—	—	—	20,983	20,983
	$30,598	$180,808	$199,784	$60,288	$11,836	$25,675	$20,983	$529,972
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Nine Months Ended September 30,
	2025	2024
(Decrease) in revenue	(4)%	(4)%
(Decrease) in net income	(4)%	(23)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Foreign currency (loss)	$(30,790)	$(12,771)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2025. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended September 30, 2025:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2) (3)	Average Price Paid per Share (2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (3)	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs (4)(5)
July 1, 2025 - July 31, 2025	551	$58.50	378	$467,254
August 1, 2025 - August 31, 2025	2,312	$52.28	2,297	$347,254
September 1, 2025 - September 30, 2025	67	$57.32	—	$347,254
	2,930	$53.57	2,675
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
(5) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
On August 12, 2025, Kenneth Stillwell, our Chief Operating Officer and Chief Financial Officer, entered into a “Rule 10b5-1 trading arrangement” that provides for the sale of 36,000 shares of our common stock. The arrangement will terminate on December 31, 2026, subject to early termination for certain specified events set forth in the arrangement.
Other than as disclosed above, during the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Location	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	8-K	3.1	June 18, 2025
3.2	Amended and Restated Bylaws of Pegasystems Inc.	8-K	3.2	June 15, 2020
10.1	Compensation Program for non-employee members of the Registrant’s Board of Directors++				X
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
++ Management contracts and compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	October 21, 2025	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)