Form 10-K
period 2025-12-31
PEGASYSTEMS INC
filed 2026-02-10
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates, based upon the closing price of the Registrant’s common stock on the NASDAQ Global Select Market of $54.13, on June 30, 2025 was approximately $5 billion.
There were 169,043,716 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on January 30, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement related to its 2026 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

PEGASYSTEMS INC.

ANNUAL REPORT ON FORM 10-K

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”), including without limitation, “Item 1. Business,” “Item 1A. Risk Factors,” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with other reports that we have filed with the Securities and Exchange Commission (“SEC”), external documents, and oral presentations, contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including our plans for growing our business, the sufficiency of our capital, our position and estimates relating to tax, and legal proceedings.
Words such as expects, anticipates, intends, plans, believes, will, could, should, estimates, may, targets, strategies, intends to, projects, positions, forecasts, guidance, likely, and usually or variations of such words and other similar expressions identify forward-looking statements. These statements represent our views only as of the date the statement was made and are based on current expectations and assumptions.
Forward-looking statements deal with future events and are subject to risks and uncertainties that are difficult to predict, including, but not limited to:
•our future financial performance and business plans;
•the adequacy of our liquidity and capital resources;
•the successful execution of investments in artificial intelligence;
•reliance on key personnel;
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
Investors are cautioned not to place undue reliance on such forward-looking statements, and there are no assurances that the results included in such statements will be achieved. Although subsequent events may cause our view to change, except as required by applicable law, we do not undertake and expressly disclaim any obligation to publicly update or revise these forward-looking statements, whether as the result of new information, future events, or otherwise. The forward-looking statements in this Annual Report represent our views as of February 10, 2026.

ITEM 1. BUSINESS
Our Business
We develop, market, license, host, and support enterprise software that helps organizations optimize decisions and processes in real-time so they can deliver outcomes that transform their business. Our powerful platform for enterprise artificial intelligence (“AI”) decisioning and workflow automation enables the world’s leading brands and government agencies to hyper-personalize customer experiences, automate customer service, and streamline operations, mission-critical business processes, and workflows, and transform legacy systems. Clients can leverage our AI technology and scalable architecture to accelerate their digital transformation. In addition, our sales and client success teams, world-class partners, and clients can leverage Pega BlueprintTM (“Blueprint”) to rapidly prototype and accelerate the development and deployment of applications quickly and collaboratively.
To grow our business, we intend to:
•Increase market share by developing and delivering a platform for enterprise AI decisioning and workflow automation for buyers in marketing, sales, service, operations, and IT that can work together seamlessly with maximum competitive differentiation;
•Deepen and expand our relationships with existing clients;
•Establish relationships with new clients;
•Continue to scale our marketing efforts to support how today’s buyers discover, evaluate, and choose products and services;
•Deepen partnerships with systems integrators and hyperscalers to drive sales and delivery of our products; and
•Leverage partner-branded Blueprints to extend our market reach with strategic partners.
Whether we are successful depends, in part, on our ability to:
•Execute our marketing and sales strategies;
•Manage our expenses appropriately as we grow our organization;
•Develop new products and enhance our existing products; and
•Incorporate acquired technologies into our solutions and the unified Pega Platform™.
Our Products
Pega Infinity

Pega Infinity™

Software built on a Center-out® agent architecture

AI DECISIONING
WORKFLOW AUTOMATION
CASE MANAGEMENT
AgentX™ & DX API™
Live Data Agents™
Situational Layer Cake

Industry solutions

Business solutions

1:1 Customer Engagement

Drive more growth and retention with real-time AI to deliver next-best actions, orchestrate customer journeys, and optimize engagement across channels to improve outcomes and maximize enterprise value.

Pega Customer Decision Hub™

Customer Service

Enhance customer satisfaction and reduce costs with AI-powered case management automation and journey orchestration to streamline processes, improve responsive, and drive efficient resolutions.

Pega Customer Service™
Pega Sales Automation™

Workflow Automation

Increase operational efficiency and reduce costs by automating workflows end-to-end with AI-powered orchestration, low-code tools, and unified data to streamline processes, improve agility, and drive fast deployment.

Pega Platform™
Pega RPA™

Legacy Transformation

Accelerate enterprise modernization and eliminate costs by retiring legacy systems fast with AI-driven analysis and low-code automation to redesign workflows, integrate operations, and deploy cloud solutions.

Pega Platform™
Pega Blueprint™

Pega ✦ **Blueprint™**

Pega Cloud®

PEGA

Pega Infinity™, the latest version of our software portfolio, helps build agility into our clients’ organizations so they can work smarter, unify experiences, and adapt to meet changing requirements.
Our applications and low-code platform intersect with and encompass several software markets, including:
•Customer Engagement, including Customer Relationship Management (“CRM”);
•Business Orchestration and Automation Technologies (“BOAT”) and Digital Process Automation (“DPA”), including Business Process Management (“BPM”), Workflow, and Dynamic Case Management (“DCM”);
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
1:1 Customer Engagement
Our omnichannel customer engagement applications are designed to maximize the lifetime value of customers and help reduce the costs of serving customers while ensuring a consistent, unified, and personalized customer experience. At the center of our customer engagement applications is the Pega Customer Decision Hub™ (“CDH”), our real-time, AI-powered decision engine, which can predict a customer’s behavior and recommend the “next best action” to take across channels in real-time. It is designed to enable enterprises to improve customer acquisition and experience across inbound, outbound, and paid media channels. It incorporates AI in the form of predictive and machine-learning analytics and business rules, and executes these decisions in real-time to evaluate the context of each customer interaction and dynamically deliver the most relevant action, offer, content, and channel. Recently, we introduced Pega Customer Engagement Blueprint™, a new GenAI powered collaboration tool that helps brands easily visualize customer journeys and quickly ideate and refine strategies for better engagement. It leverages our powerful AI framework so users can collaborate online, map their vision from data models to brand strategy, and create a comprehensive roadmap for customer-centric programs that drive results. This helps clients quickly visualize the value of Pega CDH for their marketing and data and analytics programs.
Customer Service
The Pega Customer Service™ application simplifies customer service. It is designed to anticipate customer needs, connect customers to the right people and systems, automate or intelligently guide customer interactions, rapidly and continuously evolve the customer service experience, and allow enterprises to deliver consistent interactions across channels and improve employee productivity. The application consists of a contact center desktop, case management for customer service, chat, knowledge management, mobile field service, omnichannel self-service, AI-powered virtual assistants, and industry-specific processes (“Microjourney®”) and data models. For clients who want to extend intelligence and automation into the early stages of the customer journey, Pega Sales Automation™ automates and manages the entire sales process, from prospecting to product fulfillment. It allows enterprises to capture best practices and leverage AI to guide sales teams through the sales and customer onboarding processes. Blueprint enables AI design agents to transform legacy systems, uncovering end-to-end customer journeys and centralizing processes across all channels.
Workflow Automation
Pega Platform™, our software for AI-powered workflow automation, boosts the efficiency of our clients’ processes and operational workflows. This technology allows organizations to take an end-to-end approach to transformation by using intelligence and design thinking to streamline processes and create better customer and employee experiences. With Blueprint, clients can leverage the power of AI to design best practice processes for any industry domain in minutes. Pega’s automation goes beyond traditional BPM to unify technologies such as RPA and AI to enable organization-wide digital transformation. With its workflow automation capabilities, the Pega Platform allows clients to break down silos, improve customer-centricity, add agility to legacy technology, and provide end-to-end automation to support the needs of customers and employees. Pega Platform and Blueprint, combined with industry best practices, provide the right structure and platform for clients to unlock automation for the agentic AI future.
Legacy Transformation
Our Legacy Transformation solution leverages Pega Platform and Blueprint to help organizations retire technical debt and modernize operations without disrupting business. It uses Blueprint to rapidly analyze existing systems and processes, uncovering end-to-end workflows and identifying opportunities for simplification. From there, the offering applies AI-powered design and low-code development to reimagine legacy applications, accelerating time-to-value while reducing risk. By insulating business logic from back-end complexity, it enables clients to preserve critical functionality while eliminating redundant systems and maintenance costs. Combined with workflow automation and decisioning capabilities, our Legacy Transformation solution delivers agility, scalability, and cost efficiency – empowering enterprises to move beyond outdated technology and embrace a future-ready architecture. This approach enables faster modernization, improved customer and employee experiences, and long-term flexibility to adapt to changing business needs.

Our Capabilities
We drive better business outcomes for our clients in four ways:
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
•Legacy Transformation: we enable clients to retire technical debt faster, increase agility, and eliminate maintenance costs.
We deliver our solution through our Center-out® agent architecture, enabling clients to transcend channels and internal data silos to achieve quick wins and long-term transformation. This approach insulates business logic from back-end and front-end complexity, delivering consistent customer experiences and agility to the business.
The key aspects of this architecture are:
Centrally-managed AI-powered decisioning
Pega’s centrally-managed AI-powered decisioning ensures AI and business rules operate across all channels. Applications built on Pega’s low-code Platform leverage predictive and adaptive analytics to deliver personalized customer experiences and maximize business objectives. For example, Pega CDH, a centralized, always-on “customer brain,” unleashes the power of predictive analytics, machine learning, and real-time decisioning across our clients’ data, systems, and touchpoints — orchestrating engagement across customer interaction channels and optimizing processes for better efficiency.
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
Consistent omnichannel experiences
With centrally defined business and process logic, Pega provides dynamic, open APIs to align front-end channels and business logic for consistent customer experiences. By leveraging innovative user interface (“UI”) technology, Pega-powered processes and decisions can be easily embedded into existing front ends or used as the basis for new employee-facing applications.
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
In addition to our Center-out agent architecture, Pega technology has been designed to be deployed rapidly, be easily changed, and scale across changing architecture needs.
Rapid, AI-enabled transformation with Blueprint
Pega's approach to digital transformation projects brings business, IT, and AI together to accelerate collaboration, development, and time-to-value. We and our customers can begin projects in Blueprint, which leverages generative AI to analyze business requirements and legacy documentation to generate a starting point template aligned with clients' strategic business outcomes. From there, Blueprint streamlines business and IT collaboration, providing guidance to teams through the end-to-end requirements gathering process – either through virtual collaboration or in a workshop setting.
Through use of Blueprint, our clients are able to generate a starting point application that gives developers a head start on deep configuration and integration. Through our low-code configuration and AI-powered assistance, developers in Pega are aided in quickly building out and adapting application functionality. We refer to this process as our Blueprint Delivered™ design and implementation. Blueprint Delivered uses an agile approach to assist in the acceleration of application build-out in alignment with client success criteria, emphasizing reusable components that ensure both immediate and long-term value creation.
Pega Predictable AI™

Pega Predictable AI brings agents and workflows together to deliver consistent, governed execution at scale. Starting in Blueprint, design agents rapidly model best-practice workflows aligned to business outcomes. These workflows then guide agents – human and AI – at runtime, ensuring predictable, transparent operations across channels and processes. By combining centralized decisioning with real-time analytics and machine learning, Predictable AI automates tasks, personalizes experiences, and optimizes results.
Integrated with our Center-out agent architecture, this capability enables organizations to adapt quickly to change while maintaining compliance and control, accelerating transformation with confidence. Predictable AI provides the structure and intelligence to accelerate transformation, reduce risk, and deliver consistent outcomes with confidence. With this approach, we help clients unify business and IT, streamline collaboration, and scale automation across the enterprise to drive operational excellence and long-term value.
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
•Pega Academy – Pega Academy offers enablement content for all Pega product implementations to ensure the success of our Clients and Partners. We have increased our ability to train partners and clients to implement our technology and made it easier for individuals to stay current as it evolves. We offer many mediums, including instructor-led and online training to our employees, clients, and partners so individuals can learn in the way that best suits them. We have partnered with universities to provide our courseware as part of the student curriculum to expand our ecosystem of enablement content. We have also added AI-enabled learning into our products so individuals are able to access real-time enablement material as they build, based on our best-in-class documentation (also available in our standalone documentation portal). Lastly, engagement is an important part of our strategy to create a broad ecosystem passionate about Pega technology to further increase our advocates across our clients and other key stakeholders, and providing ongoing enablement given the pace of change of technology.
Our Partners
We collaborate with global systems integrators and technology consulting firms that provide consulting services to our clients, cloud hyperscalers that provide the technology infrastructure and programs that accelerate legacy transformation and AI innovation, and Independent Software Vendors (“ISVs”) that extend clients’ investment with integrated solutions. Strategic partnerships with these firms are important to our sales efforts because they enable scalable engagement through indirect channels, influence buying decisions, identify sales opportunities, and complement our software with their domain expertise, solutions, and service capabilities. These partners may deliver strategic business planning, consulting, project management, training, and implementation services to our clients.
Our partners are recognized through our Pega partner program, helping those organizations differentiate themselves in the marketplace. They do so by achieving distinctions in industries or across specific solutions areas and geographies. Pega’s largest partners include Aaseya, Accenture, Areteans, Capgemini, Coforge, Cognizant Technology Solutions, Evonsys Inc, Ernst & Young, HCL Tech, Infosys, LTIMindtree, Tata Consultancy Services, and Virtusa.
Our Markets
Target Clients
We focus on enterprise-scale businesses and government agencies that require advanced solutions to distinguish themselves in the competitive markets they serve. Our solutions achieve and facilitate differentiation by increasing business agility, driving growth and modernization, improving productivity, attracting and retaining customers, and reducing risk. Along with our partners, we deliver solutions tailored by industry.

Our clients represent many industries, including:
•Financial services – Pega’s software for AI-powered decisioning and workflow automation is used by financial services organizations for Customer Engagement, Onboarding and Know Your Customer (“KYC”), Lending, Customer Service, Payment Exceptions, Bank Operations, and Managing Financial Crime. Our platform enables clients to increase loyalty and wallet share, reduce time and effort to close loans and open accounts, address compliance more effectively while simplifying customer experiences, resolve service requests across channels more quickly with less effort, and boost the efficiency of various back-office processes with fewer human touches.
•Healthcare – Pega’s software for AI-powered decisioning and workflow automation is used by healthcare organizations for Customer Engagement, Onboarding and Enrollment, Customer Service, Care Management Services, and Claims/Core Admin. Our platform enables clients to improve member and patient outcomes, loyalty, and retention, simplify experiences with reduced time and effort, resolve service requests faster and easier across channels, advance efficient flexible healthcare coordination, and deliver streamlined, modern experiences for members, providers, and employees.
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
We compete in the software markets for CRM, including marketing, sales, and customer service; AI, including decisioning, decisioning intelligence, and real-time interaction management; and BOAT, including DPA, BPM, case management, decision management, robotic automation, low-code application development, and mobile application development platforms, as well as in markets for the vertical applications we provide (e.g., Pega Know Your Customer™ and Pega Smart Dispute™ for Financial Services).
We also compete with clients’ internal information systems departments that seek to modify their existing systems or develop their own proprietary systems and professional service organizations that develop their own products or create custom software in conjunction with rendering consulting services.
Competitors vary in size, scope, and breadth of the products and services they offer and include some of the world’s largest companies, including International Business Machines Corporation (“IBM”), Microsoft Corporation, Oracle Corporation, Salesforce, SAP SE, and ServiceNow.
We have been most successful in competing for clients whose businesses are characterized by a high degree of change, complexity, and/or regulation.

We believe we are competitively differentiated through the combination of Blueprint and our unified Pega Platform, which allows us to harness the power of large language models to design applications and use the power of Pega’s patented world-class workflow engine to create the appropriate context and guardrails prior to putting applications into production. This allows client business and IT staff, using a single, intuitive user interface, to build and evolve enterprise applications in a fraction of the time it would take with disjointed architectures and tools offered by many of our competitors. In addition, our applications, built on the Pega Platform, provide the same flexibility and adaptability to our clients’ needs as the Pega Platform itself. We believe we compete favorably due to our expertise in our target industries and our long-standing client relationships. We believe we compete less favorably on some of the above factors against our larger competitors, many of which have greater sales, marketing, and financial resources, a more extensive geographical presence, and greater name recognition. In addition, we may be at a competitive disadvantage against our larger competitors with respect to our ability to provide expertise outside our target industries.
For additional information, see risk factor "The market for our offerings is intensely and increasingly competitive, rapidly changing, and fragmented" in Item 1A of this Annual Report.
Intellectual Property
We rely primarily on a combination of copyright, patent, trademark, and trade secrets laws, as well as confidentiality procedures, technical safeguards, and contractual provisions, to protect our intellectual property rights and our brand. We have obtained patents relating to our system architecture and products in strategic global markets. We enter into confidentiality, intellectual property ownership, and license agreements with our employees, partners, clients, and other third parties. To protect our proprietary rights, we also control access to and ownership of software, services, documentation, and other information. We also purchase or license third-party technology, including open-source software and large language models, that we incorporate into our products and services.
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
To support our sales efforts, we conduct a broad range of marketing programs, including awareness advertising, client and industry-targeted solution campaigns, trade shows, including our PegaWorld® user conference, solution seminars and webinars, industry analyst and press relations, web and digital marketing, community development, social media presence, and other direct and indirect marketing efforts. In addition, our consulting employees, business partners, and other third parties conduct joint and separate marketing campaigns that generate sales leads. Our sales and marketing efforts are premised on the strength of our products, and the success of our clients, both as our products exist currently and as our products will continue to develop in the future through our research and development efforts.
Research and Development
Our research and development organization is responsible for product architecture, core technology development, design, product testing, and quality assurance. We continuously expand our technology’s capabilities and ensure we deliver superior AI-based cloud-native solutions. We intend to maintain and extend the support of our existing applications, and we may choose to invest in additional strategic applications that incorporate the latest business innovations. We also intend to maintain and extend the support for popular public and private cloud platforms, and integration options to facilitate easy and rapid deployment in diverse IT infrastructures and ecosystems. Our goal with all products is to enhance product capabilities through rapid innovation, implementation ease, long-term flexibility, and improve client service.
Backlog
As of December 31, 2025, we expected to recognize $2.1 billion in revenue from backlog on existing contracts in future periods. For additional information, see "Note 15. Revenue" in Item 8 of this Annual Report.
People and Culture
As of January 30, 2026, we had 5,598 employees: 2,002 in the Americas, 1,272 in Europe, 1,982 in India, and 342 across Asia-Pacific.
Our talent strategy is designed to bring our business strategy to life through our people, who are the very foundation of our success. We focus on identifying, growing, and keeping people with the right leadership, values, and growth mindset needed to deliver our business strategy now and in the future. Collaboration and fresh thinking drive how we work together, ensuring that our people can contribute meaningfully while growing in their careers.
We believe when all perspectives are considered, we make better decisions and create stronger outcomes. Through continuous feedback and transparency, we build a workplace of connection, engagement, and performance.

Learning and Development
Lifelong learning and curiosity are core to who we are, rooted in the belief that skills and intelligence aren’t fixed – but rather grow and develop through continuous learning. We encourage our people to lean into challenges, seek feedback, and be open to varying perspectives to sharpen thinking. The culture of learning enhances problem solving and allows us to turn obstacles into opportunities. We are committed to providing meaningful opportunities for our people to take ownership of their professional growth, leveraging mentorship, job shadowing, on-demand learning, and structured development programs. Pega Academy helps accelerate skill development across our global community of employees, clients, and partners, focusing on emerging technologies and capabilities. Our leadership development programs are designed to cultivate leaders who drive high performance while fostering inclusive team environments. Our commitment to continuous learning is backed by education reimbursement programs and external partnerships, ensuring our workforce stays ahead of industry trends and technological advancements.
Total Rewards
We offer a competitive and comprehensive total rewards package that drives performance, supports well-being, and emphasizes career growth. Our compensation philosophy is designed to recognize performance and align with Pega’s success, with a mix of base pay, short-term cash incentives, and long-term incentives.
We also provide a suite of market competitive benefits that promote health and well-being. We regularly assess and evolve our offerings to ensure they meet the needs of our workforce, recognizing that employees' priorities change over time.
Talent Cultivation
Talent Cultivation is a key pillar of our talent strategy. Our dynamic approach combines continuous feedback with personalized development, enabling employees to thrive in an ever-evolving digital landscape. We foster a culture of growth where every employee has the power to make informed choices and own their career by providing the right conditions, tools, and development pathways.
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
We currently intend to grow our business by pursuing strategic initiatives consistent with Rule of 40 principles, meaning a company with combined Annual Contract Value (“ACV”) growth rate and free cash flow margin of at least 40%. Key elements of our strategy include increasing our market share by developing and delivering robust solutions that can work together seamlessly with maximum differentiation and minimal customization, offering versatility in the Pega Platform and application deployment and licensing options to meet the specific needs of our clients, growing our network of partner alliances, and developing the talent and organizational structure capable of supporting our revenue and earnings growth targets. We may not achieve one or more of our key initiatives. Our success depends on our ability to manage our expenses as we appropriately grow our organization, successfully execute our marketing and sales strategies, successfully incorporate acquired technologies into our unified Pega Platform, and develop new products or product enhancements. If we are not able to execute these actions, our business may not grow as we anticipate, and our operating results and financial condition could be materially adversely affected.
If we are not successful in executing our investments in AI, including generative AI, our business, financial condition, and results of operations may be harmed.
We are investing significantly in AI. This investment is occurring as the legal and regulatory landscape applicable to AI is uncertain and evolving rapidly, and at the same time as our competitors are also investing in AI. There are significant risks in deploying AI, and there can be no assurance that using AI in our solutions will enhance or be beneficial to our business, including our profitability. The rapid evolution of AI will require the application of resources to develop, test, and maintain our products and services to help ensure that we implement AI in a manner that minimizes any unintended, harmful impact and that maximizes our ability to provide products and services to our customers. Other companies may develop AI enabled products that are similar to ours or adopt and implement AI more successfully or at a quicker pace than we do. If we fail to develop products in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our solutions. In addition, complying with multiple regulations from different jurisdictions related to AI could increase our cost of doing business, may influence the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with applicable regulations.
We depend on key personnel, including our Chief Executive Officer (“CEO”), and must attract and retain qualified personnel in the future.
Our business is dependent on key, highly skilled technical, managerial, consulting, sales, and marketing personnel, including our CEO, who is also our founder and largest stockholder.
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
The timing of our license and Pega Cloud revenue and bookings is difficult to predict, which may cause our operating results to vary considerably.
A change in the size or volume of license and Pega Cloud arrangements, or a change in the mix between perpetual licenses, subscription licenses, and Pega Cloud arrangements, can cause our revenues, bookings, and cash flows to fluctuate materially between periods. Revenue from subscription service arrangements, which includes Pega Cloud and maintenance, is typically recognized over the contract term, while revenue from license sales is recognized when the license rights become effective, typically upfront. Subscription licenses and services are typically billed and collected over the contract term, while perpetual licenses are generally billed and collected upfront when the license rights become effective.
Factors that may influence the predictability of our license and Pega Cloud revenue and bookings include:
•changes in clients’ budgets and decision-making processes that could affect both the timing and size of transactions;
•the timing of the execution of an agreement or our ability to deliver the products or services;
•changes in our business model; and
•our ability to execute our marketing and sales strategies.
We budget for our selling and marketing, product development, and other expenses based upon anticipated future bookings and revenue. If the timing or amount of bookings and revenue fails to meet our expectations, our financial performance is likely to be materially adversely affected because only a small portion of our expenses vary with revenue. Other factors that may cause our operating results to vary include changes in foreign currency exchange rates, income tax effects, and the impact of new accounting pronouncements.

As a result, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon to predict future performance. If our revenues, bookings and operating results do not meet the expectations of our investors or securities analysts or fall below guidance we may provide to the market, or due to other factors discussed elsewhere in this section, the price of our common stock may decline.
We will need to acquire or develop new products, evolve existing ones, address defects or errors, and adapt to technology changes.
Technical developments, client requirements, programming languages, industry standards, and regulatory requirements frequently change in the markets in which we operate. The introduction of third-party solutions embodying new technologies, including generative AI and the emergence of new industry standards, could make our existing and future software solutions obsolete and unmarketable. As a result, our success will depend upon our ability to enhance current products, address any product defects or errors, acquire or develop and introduce new products that meet client needs, keep pace with technology and regulatory changes, respond to competitive products, and achieve market acceptance. Product development requires substantial investments for research, refinement, and testing. We may not have sufficient resources to make the necessary product development investments. We may experience technical or other difficulties that will delay or prevent the successful development, introduction, or implementation of new or enhanced products. We may also experience technical or other challenges integrating acquired technologies into our existing platform and applications. Inability to introduce or implement new or enhanced products in a timely manner could result in loss of market share if competitors are able to provide solutions to meet client needs before we do, give rise to unanticipated expenses related to further development or modification of acquired technologies, and materially adversely affect our financial performance. We may also fail to anticipate adequately and prepare for the development of new markets and applications for our technology and the commercialization of emerging technologies such as generative AI and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets.
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
We market our products and services to clients based outside of the U.S., representing 45% of our revenue over the last three years. We have established offices in the Americas, Europe, Asia, and Australia. We anticipate hiring personnel to accommodate increased international demand, and we may also enter into agreements with local distributors, representatives, or resellers. If we are unable to do one or more of these things in a timely and effective manner, the growth, if any, of our international operations may be restricted, and our business, operating results, and financial condition could be materially adversely affected.
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

Many of our competitors, such as International Business Machines Corporation (“IBM”), Microsoft Corporation, Oracle Corporation, Salesforce, SAP SE, and ServiceNow, have far greater resources than we do and may be able to respond more quickly and efficiently to new or emerging technologies, programming languages or standards, or changes in client requirements or preferences. Competitors may also be able to devote greater managerial and financial resources to develop, promote, and distribute products and to provide related consulting and training services.
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
If we are unsuccessful in our trade secret litigation with Appian Corp. our operating results and financial condition could be adversely impacted.
We are currently party to litigation with Appian Corp. — see Part I, Item 3 “Legal Proceedings” and "Note 20. Commitments And Contingencies" in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. On September 15, 2022, the circuit court of Fairfax County entered judgment for Appian in the amount of $2,060,479,287 with post-judgment interest. On July 30, 2024, the Court of Appeals of Virginia issued a written opinion that reversed judgment on Appian’s Virginia Uniform Trade Secrets Act claim and ordered a new trial on that claim. On January 8, 2026, the Supreme Court of Virginia issued a written opinion unanimously affirming the ruling of the Court of Appeals of Virginia and on January 29, 2026 remanded Appian’s trade secret case to the Court of Appeals with direction to remand to the Circuit Court of Fairfax County for further proceedings in accordance with its written opinion. Although it is not possible to predict timing, the entirety of the litigation process, including retrial and possible future appeals, could potentially take years to complete. We continue to believe we did not misappropriate any alleged trade secrets and that sales of our products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. We are unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of any new trial or subsequent appellate proceedings.
We believe we have strong grounds to prevail in a potential retrial. But if we are ultimately unsuccessful in prevailing in the matter, we may be required to incur additional debt or otherwise engage in capital markets transactions, which may include a public offering or private placement of our equity securities or a sale or license of assets. While we believe we have the financial strength to pay any future judgment and accrued interest thereon if it ever became necessary, it is possible that we may not be able to engage in financing activities on desirable terms, which could have a material adverse effect on our business, financial condition, and operating results. Further discussion of these risks is contained below under the heading “Risks Related to Our Financial Obligations and Indebtedness.”

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
High-profile security breaches at other companies have increased in recent years. Security industry experts and government officials have warned about the risks of hackers and cyber-attackers targeting information technology products and businesses. Threats to IT security can take a variety of forms and continue to evolve and become more sophisticated and more difficult to detect and defend against, including by the increased use of AI to enhance attacks. Individual hackers, groups of hackers, and sophisticated organizations, including state-sponsored organizations, or nation-states themselves, may take steps that threaten our clients, suppliers, third-party technology providers, and us.
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
Our security measures, those of our suppliers, third-party technology providers, and our clients may be breached because of third-party actions or those of employees, consultants, clients, or others, including intentional misconduct by computer hackers, system errors, human errors, errors introduced by our use of AI internally and in our products, technical flaws in our products, or otherwise. Because we do not control the configuration of Pega applications by our clients, the transmissions between our clients and our third-party technology providers, the processing of data on the servers at third-party technology providers, or the internal controls maintained by our clients and third-party technology providers that could prevent unauthorized access or provide appropriate data encryption, we cannot fully ensure the complete integrity or security of such transmissions processing or controls. In addition, privacy, security, and data transmission concerns in some parts of the world may inhibit demand for our Pega Cloud offering or lead to requirements to provide our products or services in configurations that may increase the cost of serving such markets. The techniques used to obtain unauthorized access or sabotage systems change frequently and are generally only recognized once launched against a target. While we have invested in protecting our data and systems and clients' data to reduce these risks and actively monitor for risks of data breaches, regulatory non-compliance incidents and cyber security incidents, there can be no assurance that our efforts will prevent breaches. Moreover, like most software companies, we incorporate open-source code into our software products and services, which also creates a potential risk. We deal with security issues regularly and have experienced security incidents from time to time.
Our Pega Cloud offering involves hosting client applications on the servers of third-party technology providers. We also rely on third-party systems and technology, including encryption, virtualized infrastructure, and support, and employ a shared security model with our clients and third-party technology providers.
To defend against security threats, we need to continuously engineer products and services with enhanced security and reliability features, improve the deployment of software updates to address security vulnerabilities, apply technologies that mitigate the risk of attacks, and maintain a digital security infrastructure that protects the integrity of our network, products, and services. The cost of these steps could negatively impact our operating results. While we actively work to improve vulnerability scanning, patching, threat intelligence, security event detection, and security event alerting and forensics, it is possible that security breaches, whether due to unpatched vulnerabilities or otherwise, occur and may be undetected when they occur. Any such security breach could result in a loss of confidence in the security of our services, damage our reputation, disrupt our business, require us to incur significant costs of investigation, remediation and/or payment of a ransom, lead to legal liability, negatively impact our future sales, and result in a substantial financial loss.
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
Despite quality testing each release, our software frequently contains errors or security flaws, especially when first introduced or when new versions are released. Errors in our software could affect its ability to work with hardware or other software or delay the development or release of new products or new versions of our software. Additionally, detecting and correcting any security flaws, including those that may be introduced by our use of open-source code or AI, can be time-consuming and costly. Errors or security flaws in our software could result in the inadvertent disclosure of confidential information or personal data relating to our clients, employees, or third parties. Software errors and security flaws in our products or services could expose us to privacy, product liability, or warranty claims and harm our reputation, which could impact our future sales of products and services. Typically, we enter into license agreements that contain provisions intended to limit the nature and extent of our risk of product liability and warranty claims. A court might interpret these terms in a limited way or hold part or all of them unenforceable. Also, there is a risk that these contract terms might not bind a party other than the direct client. Furthermore, some of our licenses with our clients are governed by non-U.S. law, and there is a risk that foreign law might give us less or different protection. Although we have not experienced any material product liability claims to date, a product liability suit or action claiming a breach of warranty, whether meritorious, could result in substantial costs and a diversion of management’s attention and our resources.
Risks Related to Intellectual Property and Government Regulation
We face risks related to intellectual property claims or appropriation of our intellectual property rights.
We rely primarily on a combination of patent, copyright, trademark, and trade secrets laws, as well as confidentiality procedures, technical safeguards, and contractual provisions, to protect our intellectual property rights and our brand. We also try to control access to and distribution of our technologies and other proprietary information. We have obtained patents relating to the architecture of our systems. We cannot be certain that such patents will not be challenged, invalidated, or circumvented, or that rights granted thereunder, or the claims contained therein will provide us with competitive advantages. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or to obtain the use of information that we regard as proprietary. Although we generally enter into intellectual property and confidentiality agreements with our employees and strategic partners, despite our efforts our former employees may seek employment with our business partners, clients, vendors, or competitors, and there can be no assurance that the confidential nature of our proprietary information will be maintained. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as they do in the U.S. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies can dedicate greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may, therefore, provide little or no deterrence. Third parties have claimed and may claim in the future that we have misappropriated, misused, or infringed other parties' intellectual property rights, and customers have sought and may seek future indemnification for intellectual property claims to which they are subject. We are currently party to litigation with Appian Corp. — see Part I, Item 3 “Legal Proceedings”, "Note 20. Commitments And Contingencies" in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report and the preceding risk factor captioned “If we are unsuccessful in our trade secret litigation with Appian Corp. our operating results and financial condition could be adversely impacted.”
Although we attempt to limit with our clients the amount and type of our contractual liability for alleged infringement or other violation of the proprietary rights of third parties and assert ownership of work product and intellectual property rights as appropriate, there are often exceptions, and limitations may not be applicable and enforceable in all cases. Even if limitations are found to be applicable and enforceable, our liability to our clients for these types of claims could be material given the size of certain of our transactions.
We expect that software product developers, including us, will increasingly be subject to alleged infringement and other intellectual property violation claims as we become increasingly successful, the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. As evidenced by our previously mentioned litigation with Appian Corp., depending on when and how asserted, these claims, with or without merit, are often time-consuming, result in costly litigation, divert the attention of our management and key personnel from our business operations, and subject us to significant potential liability for damages. It is also possible that these claims result in treble damages if we are found to have willfully infringed patents or copyrights, cause product shipment and delivery delays, require us to enter into royalty or licensing agreements, or preclude us from making and selling the infringing software, if such proprietary rights are found to be valid. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require substantial time, effort, and cost. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively, which could have a material effect upon our business, operating results, and financial condition.
Significant judgments are required for the determination of probability and the range of the outcomes in any legal dispute such as, but not limited to, our litigation with Appian Corp., and the estimates are based only on the information available to us at the time. Due to the inherent uncertainties involved in claims, legal proceedings, and in estimating the losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods which may have a material impact on our results of operations and financial position.
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
We are subject to extensive federal, state, and foreign laws and regulations, including but not limited to anti-bribery laws, data privacy, information security, resiliency, and AI laws.
Within recent years, there has been an increase in the scope and enforcement of data privacy laws in the jurisdictions in which we do business including California, other states in the US, and Europe. Data privacy laws throughout the world impose many compliance obligations concerning the handling of personal data, including, among other things, requiring companies to provide disclosure to consumers and other individuals about such companies’ data collection, use and sharing practices; requiring companies to provide consumers and other individuals ways to make requests about their personal information, including requests to delete their personal information, to know what information a company has about the individual, and to opt-out of certain sales, transfers, or sharing of personal information; and providing consumers and other individuals with additional causes of action. In addition, Europe has finalized a comprehensive legal framework for governance of the development and use of AI, and other jurisdictions, including jurisdictions in the US, are considering or have passed laws governing the development or use of AI. Similarly, Europe has enacted laws governing cyber resilience, and we expect more laws will be considered and passed on this issue. Compliance with these varying regimes has caused and will cause us to incur additional costs, and may challenge our business and the expansion of that business, including as may result from any non-compliance or asserted non-compliance.

Although we have developed and implemented a compliance program based on what we believe are reasonable practices, we cannot guarantee that we, our employees, our consultants, our partners, our vendors, or our contractors are or will be compliant with all federal, state, and foreign regulations. If our representatives or we fail to comply with any of these laws or regulations, a range of fines, penalties, and/or other sanctions could be imposed on us, which could have a material adverse effect on our business, financial condition, and results of operations. Even if we are determined not to have violated these laws, government inquiries into these issues typically require the expenditure of significant resources and generate negative publicity, which could also harm our business. In addition, regulation of data privacy and security laws is increasing worldwide, including various restrictions on cross-border access or transfer of data, including personal data of our employees, our clients, and customers of our clients. Compliance with such regulations may increase our costs, and there is a risk of enforcement of such laws resulting in damage to our brand, as well as financial penalties and the potential loss of business, which could be significant.
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
As of December 31, 2025, $168 million of our cash and cash equivalents were held in our foreign subsidiaries. If it becomes necessary or desirable to repatriate foreign funds, we may have to pay federal, state, and local income taxes as well as foreign withholding taxes upon repatriation. Because we consider some of the earnings of our foreign subsidiaries to be permanently reinvested, our financial statements may not reflect the domestic and foreign taxes on such earnings. It is not practical to estimate the amount of tax we would have to pay upon repatriation of our unremitted earnings deemed to be permanently reinvested due to the complexity of the tax laws and other factors. We have provided a deferred tax liability associated with the tax cost of repatriating unremitted earnings which we do not consider indefinitely reinvested.
General Risk Factors
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
Our CEO is our largest stockholder and can exert significant influence over matters submitted to our stockholders, which could materially adversely affect our other stockholders.
As of December 31, 2025, our CEO beneficially owned approximately 45 percent of our outstanding common stock. As a result, he has the ability to exert significant influence over all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. Under Massachusetts law and our governing documents, approval of a merger, share exchange or sale of all or substantially all of our assets requires approval of two-thirds of all shares entitled to vote. As a result, this concentration of ownership may delay or prevent a change in control, impede a merger, consolidation, takeover, or other business combination involving us, discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or result in actions that may be opposed by other stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We recognize the critical importance of maintaining the safety and security of our systems and data and have a comprehensive approach to overseeing and managing cybersecurity and related risks. Our Board of Directors (the “Board”), the Risk Subcommittee of the Audit Committee of the Board (the “Risk Subcommittee”), and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. A key component of this is our standing Security and Quality Steering Group (“SQSG”), whose members include, among others, our Chief Information Security Officer (“CISO”), Chief Product Officer, and Vice President of Cloud Technology. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies, standards, processes, and practices will be properly followed in every instance or that they will be effective.
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
Our cybersecurity program focuses on the following key areas:
Collaboration
We have implemented a governance structure and processes to aggregate reported cybersecurity risks on behalf of Pega Cloud, Pega’s software products, and the corporate environment. Our SQSG is responsible for providing strategic direction for implementing and maintaining our cyber risk management program.
Risk Assessment
Our cyber risk management program is designed to follow the ISO 31000, NIST SP 800-37, and NIST SP 800-53 frameworks and is within the scope of our ISO 27001 certifications.
At least annually, we conduct cybersecurity risk assessments that consider information from internal stakeholders, known information security vulnerabilities, and information from external sources, such as reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants. The results of the assessments are provided to our SQSG and are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform our broader enterprise-level risk assessment. Key findings of these assessments are periodically presented to the Board and the Risk Subcommittee.
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
Education and Awareness
We require all employees to participate in security awareness training, including frequent phishing tests. Currently, our mandatory employee training courses include Security Awareness, Physical Security Awareness, Mobile Device Security, Business Continuity and Phishing, Work From Home, and AI Use. In addition, all of our employee software developers are required to take additional security awareness training, currently including Secure Development. We periodically adjust the list of mandatory and optional courses.
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
Product Security Posture
To facilitate identification of security vulnerabilities in our products, we periodically conduct third party penetration tests and participate in the independent Verified By Veracode program. We also generate a monthly software bill of materials that identifies open source included in certain of our product offerings and periodically have an independent security assessment firm evaluate the security risks linked to suppliers we use, including source code repositories, the infrastructure employed for software development, and the mechanisms used for software delivery, such as Amazon Web Services (“AWS”), Google Cloud, and Microsoft Azure. Our Chief Product Officer reviews these findings and provides updates to our SQSG.
Our AI products maintain an ISO/IEC 42001:2023 certification, an international standard for establishing, implementing, maintaining, and improving an Artificial Intelligence Management System (AIMS) to ensure responsible, ethical, and trustworthy AI use. Certification helps to validate our commitment to managing AI risks (like bias, privacy, and security), enhances stakeholder trust, and provides a structured framework for AI governance.
We make Software Bill of Materials (“SBOM”) for products under standard support available to clients, listing the components of our software, providing clients transparency into open-source risk.
We regularly release new versions of our products to address identified security vulnerabilities, enabling clients to stay updated with the latest product releases. However, even after we make these updates available, it is possible that clients do not implement these updates or use products on extended support that do not include security updates.
Pega Cloud Security Posture
Pega Cloud undergoes several security assessments a year. Redacted versions of these reports are made available to our clients. Pega Cloud also maintains several security, quality, and industry certifications, which are listed at https://pega.com/trust, which is included as an inactive reference and the content of which is not incorporated by reference into this Annual Report.
Pega Cloud for Government is rated FedRAMP High and undergoes several security assessments a year as part of the FedRAMP certification process.
Our Vice President of Cloud Technology reviews these assessments and provides updates to our SQSG.
Governance
Board Oversight
As part of our corporate governance process, the Board, along with the Risk Subcommittee, oversee our risk management process, which includes cybersecurity and related risks. Our CISO periodically meets with the Board and Risk Subcommittee to inform and update them on our cybersecurity program.

SQSG and Key Personnel
We have a standing SQSG whose members include, among others, our CISO, Chief Product Officer, and Vice President of Cloud Technology. The SQSG is charged with providing strategic direction for the implementation and ongoing operation of our cyber security program. The SQSG meets at least quarterly. Our CISO chairs the SQSG and decisions and recommendations are based on a consensus of the members.
Our CISO has over twenty years of professional experience, with thirteen years in information security roles. He has been with Pega for over six years and has a Master of Science degree from Northwestern University.
Our Chief Product Officer has been with Pega for over thirty years, has extensive experience in software development, and has a Bachelor of Science from the Indiana University of Pennsylvania.
Our Vice President of Cloud Technology has been with Pega for over eight years and has twenty-six years of networking and security management experience, with eighteen years of leadership roles in cloud services and related information security issues.
ITEM 2. PROPERTIES
Our principal administrative, sales, marketing, support, and research and development operations are in Waltham, Massachusetts, our corporate headquarters, and Hyderabad, India. We also maintain offices elsewhere in the Americas, Europe, and the Asia-Pacific regions. All of our properties are leased. We believe we will be able to obtain future space as needed on acceptable and commercially reasonable terms.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Split
On February 12, 2025, our Board of Directors approved a two-for-one forward stock split (the “Stock Split”) of our common stock, par value $0.01 (“Common Stock”), to be effected as a stock dividend and a proportionate increase in the number of authorized shares of Common Stock from 200,000,000 to 400,000,000 (the “Authorized Share Increase”). The Authorized Share Increase was subject to shareholder approval of an amendment to our Restated Articles of Organization. The requisite shareholder approval was obtained on June 17, 2025. On June 20, 2025, each shareholder of record at the close of business on June 10, 2025 (the “Record Date”) received one additional share of Common Stock for each share of Common Stock held on the Record Date. All share, per share, and equity award information for all periods presented within this Annual Report have been recast to reflect the effect of the Stock Split.
Market information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PEGA.”
Holders
As of January 30, 2026, we had 65 stockholders of record.
Dividends
During 2025, 2024, and 2023, we paid a quarterly cash dividend. Following the Stock Split, and commencing with the third quarter of 2025, we paid and expect to continue to pay a quarterly cash dividend of $0.03 per share, or the equivalent of $0.06 per share prior to the Stock Split. While we expect to continue to pay a quarterly cash dividend, our Board of Directors may terminate or modify this dividend program without prior notice.
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended December 31, 2025:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs (3) (4)
October 1, 2025 - October 31, 2025	1,465	$56.11	1,356	$272,254
November 1, 2025 - November 30, 2025	575	$53.79	560	$242,254
December 1, 2025 - December 31, 2025	52	$57.49	—	$242,254
Total	2,092	$55.51
(1) For additional information, see "Stock Repurchase Program" in Item 7 of this Annual Report.
(2) Shares withheld to cover the option exercise price and tax withholding obligations under the net settlement provisions of our stock compensation awards have been included in these amounts.
(3) On April 22, 2025, our Board of Directors extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase amount by $500 million.
(4) Amounts presented are exclusive of the U.S. excise tax on share repurchases.

Stock performance graph and cumulative total stockholder return (1)
The following performance graph represents a comparison of the cumulative total stockholder return, assuming the reinvestment of dividends, for a $100 investment on December 31, 2020 in our common stock; the Total Return Index for the NASDAQ Composite and Standard & Poor’s (“S&P”) MidCap 400® Index, broad market indices; and the S&P North American Technology Sector - Software Index™ (“S&P NA Tech Software”), a published industry index.

Comparison of 5 Year Cumulative Total Return
200
150
100
50
0
2020
2021
2022
2023
2024
2025
Pegasystems Inc.
NASDAQ Composite
S&P MidCap 400
S&P NA Tech Software

	December 31,
	2020	2021	2022	2023	2024	2025
Pegasystems Inc.	$100.00	$83.99	$25.79	$36.90	$70.48	$90.49
NASDAQ Composite	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
S&P MidCap 400 (2)	$100.00	$124.76	$108.47	$126.29	$143.89	$154.68
S&P NA Tech Software	$100.00	$115.29	$73.76	$117.75	$147.08	$154.55
(1) The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.
(2) During 2025, our common stock was added to the S&P MidCap 400® Index. As such, we have included the S&P MidCap 400® Index as an additional broad market equity index comparative.
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

BUSINESS OVERVIEW
We develop, market, license, host, and support enterprise software that helps organizations optimize decisions and processes in real-time so they can deliver outcomes that transform their business. Our powerful platform for enterprise AI decisioning and workflow automation enables the world’s leading brands and government agencies to hyper-personalize customer experiences, automate customer service, and streamline operations, mission-critical business processes, and workflows, and transform legacy systems. Clients can leverage our AI technology and scalable architecture to accelerate their digital transformation. In addition, our sales and client success teams, world-class partners, and clients can leverage Blueprint to rapidly prototype and accelerate the development and deployment of applications quickly and collaboratively.
We focus on enterprise-scale businesses and government agencies that require advanced solutions to distinguish themselves in the competitive markets they serve. Our solutions achieve and facilitate differentiation by increasing business agility, driving growth and modernization, improving productivity, attracting and retaining customers, and reducing risk. Along with our partners, we deliver solutions tailored by industry.
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

(Dollars in thousands)	December 31, 2024	December 31, 2025	Change		Constant Currency Change
Pega Cloud	$652,443	$866,612	$214,169	33%	28%
Maintenance	291,807	288,873	(2,934)	(1)%	(4)%
Subscription services	944,250	1,155,485	211,235	22%	18%
Subscription license	427,268	452,902	25,634	6%	4%
	$1,371,518	$1,608,387	$236,869	17%	14%
Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	December 31, 2024	December 31, 2025	1-Year Change
ACV	$1,372	$1,608	17%
Impact of changes in foreign exchange rates	—	(46)
Constant currency ACV	$1,372	$1,562	14%
Note: Constant currency ACV is calculated by applying the December 31, 2024 foreign exchange rates to current period shown.

(Dollars in thousands)	2024	2025	Change
Cash provided by operating activities	$345,926	$505,227	46%
Investment in property and equipment	(7,712)	(14,504)
Free cash flow (1)	$338,214	$490,723	45%

Supplemental information (2)
Litigation settlement, net of recoveries	$32,403	$—
Legal fees	16,197	35,484
Restructuring	5,252	2,056
Interest paid on convertible senior notes	3,810	1,754
Income taxes, net of refunds	82,317	21,630
	$139,979	$60,924
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
◦Interest paid on convertible senior notes: In February 2020, we issued the Notes, due March 1, 2025, in a private placement. The Notes accrued interest at an annual rate of 0.75%, paid semi-annually in arrears on March 1 and September 1.The outstanding Notes were repaid in their entirety at maturity.
◦Income taxes, net of refunds: Direct income taxes paid net of refunds received.

Backlog Growth
Current - 20% (16% Constant Currency)
Total - 28% (23% Constant Currency)
2,500M
2,000M
1,500M
1,000M
500M
0M
$1,623M
$896
$727
$2,074M
$1,075
$999
December 31, 2024
December 31, 2025
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	December 31, 2024	December 31, 2025	1-Year Growth Rate
Backlog - GAAP	$1,623	$2,074	28%
Impact of changes in foreign exchange rates	—	(80)
Constant currency backlog	$1,623	$1,994	23%
Note: Constant currency Backlog is calculated by applying the December 31, 2024 foreign exchange rates to current period shown.
RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	2025		2024		Change
Pega Cloud	$695,902	40%	$558,734	37%	$137,168	25%
Maintenance	314,593	18%	323,304	22%	(8,711)	(3)%
Subscription services	1,010,495	58%	882,038	59%	128,457	15%
Subscription license	507,368	29%	401,869	27%	105,499	26%
Subscription	1,517,863	87%	1,283,907	86%	233,956	18%
Consulting	227,949	13%	213,273	14%	14,676	7%
	$1,745,812	100%	$1,497,180	100%	$248,632	17%
•The increase in Pega Cloud revenue in 2025 was primarily due to expanded adoption of Pega Cloud by our existing clients.
•The decrease in maintenance revenue in 2025 was primarily due to our clients’ shift to Pega Cloud-based offerings, which do not generally result in maintenance revenue.
•The increase in subscription license revenue in 2025 was primarily due to our clients’ shift to Pega Cloud-based offerings, and several large multi-year subscription license contracts recognized in revenue in 2025.
•The increase in consulting revenue in 2025 was primarily due to an increase in consultant billable hours in our International regions.

Gross profit

	2025		2024
(Dollars in thousands)		Gross Profit %		Gross Profit %	Change
Pega Cloud	$548,523	79%	$434,261	78%	$114,262	26%
Maintenance	292,725	93%	297,859	92%	(5,134)	(2)%
Subscription services	841,248	83%	732,120	83%	109,128	15%
Subscription license	505,986	100%	399,964	100%	106,022	27%
Subscription	1,347,234	89%	1,132,084	88%	215,150	19%
Consulting	(22,804)	(10)%	(25,569)	(12)%	2,765	11%
	$1,324,430	76%	$1,106,515	74%	$217,915	20%
The gross profit change in 2025 was primarily due to a shift in the revenue mix. Also contributing to the change was:
•The increase in Pega Cloud gross profit percent in 2025 was primarily due to increased hosting cost efficiencies as Pega Cloud continues to grow and scale and a reallocation of certain headcount from Pega Cloud to Maintenance to align with the change in the nature of their responsibilities.
•The increase in consulting gross profit percent in 2025 was primarily due to an increase in consultant utilization rates offset by an increase in contracted services of $6.1 million.
Operating expenses

	2025		2024		Change
(Dollars in thousands)		% of Revenue		% of Revenue
Selling and marketing	$578,637	33%	$534,780	36%	$43,857	8%
Research and development	$312,681	18%	$298,074	20%	$14,607	5%
General and administrative	$148,722	9%	$112,848	8%	$35,874	32%
Litigation settlement, net of recoveries	$9,750	1%	$32,403	2%	$(22,653)	*
Restructuring	$11,540	1%	$4,528	—%	$7,012	155%
* Not meaningful
•The increase in selling and marketing in 2025 was primarily due to an increase in compensation and benefits of $31.3 million attributable to increases in headcount and incentive compensation.
•The increase in research and development in 2025 was primarily due to an increase in compensation and benefits of $11.6 million attributable to increases in headcount and incentive compensation.
•The increase in general and administrative in 2025 was primarily due to an increase of $20.4 million in legal fees and related expenses arising from legal proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 20. Commitments And Contingencies" in Item 8 of this Annual Report. In 2025 we experienced an increase of $11.8 million in compensation and benefits attributable to equity compensation and a reallocation of certain headcount from research and development to general and administrative to align with the change in the nature of their responsibilities.
•The decrease in litigation settlement, net of recoveries in 2025 was primarily due to the estimated cost to settle ongoing litigation arising from proceedings outside the ordinary course of business. For additional information, see "Note 20. Commitments And Contingencies" in Item 8 of this Annual Report.
•During the fourth quarter of 2025, management committed to a restructuring plan, primarily within our consulting organization, intended to better align roles and capacity to an AI-first delivery model. The plan resulted in a restructuring expense of approximately $13 million in 2025, associated with severance and benefits for impacted employees. For additional information, see "Note 12. Restructuring" in Item 8 of this Annual Report.
Other income and expenses

(Dollars in thousands)	2025	2024	Change
Foreign currency transaction (loss)	$(14,890)	$(912)	$(13,978)	*
Interest income	13,641	25,779	(12,138)	(47)%
Interest expense	(1,285)	(6,835)	5,550	81%
(Loss) on capped call transactions	(223)	(663)	440	66%
Other income, net	20,284	1,385	18,899	*
	$17,527	$18,754	$(1,227)	(7)%
* Not meaningful
•The change in foreign currency transaction (loss) in 2025 was primarily due to the impact of fluctuations in foreign currency exchange rates associated with foreign currency-denominated receivables held by our subsidiary in the United Kingdom.

•The decrease in interest income in 2025 was primarily due to lower investment balances as a result of the repayment of the Notes at maturity during the three months ended March 31, 2025.
•The change in (loss) on capped call transactions in 2025 was due to the expiration of the capped call transactions in the three months ended March 31, 2025.
•The increase in other income, net in 2025 was primarily due to the gain from the partial sale of a venture investment. For additional information, see "Note 13. Fair Value Measurements" in Item 8 of this Annual Report.
(Benefit from) provision for income taxes

(Dollars in thousands)	2025	2024
(Benefit from) provision for income taxes	$(112,810)	$43,447
Effective income tax rate	(40)%	30%
The effective income tax rate and tax benefit recorded in 2025 was primarily driven by the release of the valuation allowance on our net deferred tax assets in the U.S. and U.K.
The Organization for Economic Co-operation and Development (“OECD”) has introduced new global minimum tax regulations, known as Pillar Two, that was supported by over 130 countries worldwide. Certain aspects of Pillar Two are effective for tax years beginning on or after January 1, 2024. Although the U.S. has not enacted legislation to adopt Pillar Two, certain countries in which we operate have already adopted, or are in the process of adopting, legislation to implement Pillar Two. We do not expect this legislation to have a material impact on our consolidated financial statements. We will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.
LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2025	2024
Cash (used in) provided by
Operating activities	$505,227	$345,926
Investing activities	197,246	(202,576)
Financing activities	(834,630)	(30,214)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,988	(4,434)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(125,169)	$108,702

	December 31,
(in thousands)	2025	2024
Held in U.S. entities	$157,449	$474,509
Held in foreign entities	268,350	265,464
Total cash, cash equivalents, and marketable securities	425,799	739,973
Restricted cash included in other current assets	1,577	98
Restricted cash included in other long-term assets	2,336	4,328
Total cash, cash equivalents, marketable securities, and restricted cash	$429,712	$744,399
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
If it becomes necessary or desirable to repatriate foreign funds, we may have to pay federal, state, and local income taxes as well as foreign withholding taxes upon repatriation. However, estimating the taxes we would have to pay on the amounts we consider indefinitely reinvested is impracticable due to the complexity of income tax laws and regulations. We have provided a deferred tax liability associated with the tax cost of repatriating unremitted earnings which we do not consider indefinitely reinvested. For additional information, see risk factor "If it becomes necessary or desirable to repatriate our foreign cash balances to the United States, we may be subject to increased taxes, other restrictions, and limitations" in Item 1A of this Annual Report.
Operating activities
The change in cash provided by operating activities in 2025 was primarily due to increase in client collections.
Investing activities
The change in cash provided by (used in) investing activities in 2025 was primarily due to scheduled maturities of our investments in financial instruments in anticipation of the repayment of the maturing Notes and the consideration received from the sale of a venture investment.

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
As of December 31, 2025 and December 31, 2024, we had letters of credit of $26.7 million and $27.3 million, respectively, under the Credit Facility, however we had no cash borrowings.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands)(1)	2025
December 31, 2024	$240,443
Authorizations (2)	500,000
Repurchases (3)	(498,189)
December 31, 2025	$242,254
(1) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
(2) On April 22, 2025, our Board of Directors extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase amount by $500 million. On February 10, 2026, our Board of Directors further extended the expiration date of the share repurchase program from June 30, 2026 to June 30, 2027 and increased the authorized repurchase amount by $1 billion.
(3) All purchases under this program have been made on the open market.
Common stock repurchases

	2025		2024
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	10,659	$498,189	1,618	$68,057
Repurchases unpaid at period end	—	—	32	1,500
Stock repurchase program (1)	10,659	498,189	1,650	69,557
Tax withholdings for net settlement of equity awards	328	17,541	150	5,435
	10,987	$515,730	1,800	$74,992
(1) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
On June 20, 2025, we effected the Stock Split of our Common Stock described within "Note 1. Basis Of Presentation" in Item 8 of this Annual Report. All share and per share amounts in our consolidated financial statements and in the accompanying notes for all prior periods presented have been recast to reflect the effect of the Stock Split.
In 2025 and 2024, instead of receiving cash from the equity holders, we withheld shares with a value of $22.4 million and $6.3 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends

(in thousands)	2025	2024
Dividend payments to stockholders	$15,422	$10,199
Following the Stock Split and commencing with the third quarter of 2025, we paid and intend to continue to pay a quarterly cash dividend of $0.03 per share, or the equivalent of $0.06 per share prior to the Stock Split. However, the Board of Directors may terminate or modify the dividend program without prior notice.

Contractual obligations
As of December 31, 2025, our contractual obligations were:

	Payments due by period
(in thousands)	2026	2027	2028	2029	2030 and thereafter	Other	Total
Purchase obligations (1)	$143,478	$190,521	$46,489	$721	$775		$381,984
Operating lease obligations	18,275	16,635	14,879	12,046	25,263	—	87,098
Venture investment commitments (2)	1,600	—	—	—	—	—	1,600
Liability for uncertain tax positions (3)	—	—	—	—	—	23,331	23,331
	$163,353	$207,156	$61,368	$12,767	$26,038	$23,331	$494,013
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
A detailed discussion and analysis of the 2024 year-over-year changes can be found in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
For additional information see "Note 2. Significant Accounting Policies", "Note 4. Receivables, Contract Assets, And Deferred Revenue", and "Note 15. Revenue" in Item 8 of this Annual Report.

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
As of December 31, 2025, we had $81.5 million of goodwill. Changes in the valuation of long-lived assets could materially impact our operating results and financial position. To date, there have been no impairments of goodwill.
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
We recognize deferred tax assets to the extent that we believe they are more likely than not to be realized. In making such a determination, we consider all available objective and verifiable negative and positive evidence, including future reversals of existing taxable temporary differences, projected future taxable income (including the impact of enacted legislation), tax-planning strategies and results of recent operations. As of December 31, 2025, we concluded that substantially all of our deferred tax assets are more likely than not to be realized.
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	2025	2024	2023
(Decrease) in revenue	(4)%	(4)%	(4)%
(Decrease) in net income	(4)%	(9)%	(8)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Foreign currency gain (loss)	$(23,438)	$(19,337)	$(11,892)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pegasystems Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pegasystems Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
◦Evaluated management’s determination of whether certain renewal clauses, additional product offers, additional usage offers, or conversion rights represent material rights included in the contract and whether they were properly valued based on the incremental discount provided and the probability of the right being exercised.
◦Obtained evidence of delivery of the elements of the arrangement to the client.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 10, 2026
We have served as the Company's auditor since 2000.

PEGASYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$212,447	$337,103
Marketable securities	213,352	402,870
Total cash, cash equivalents, and marketable securities	425,799	739,973
Accounts receivable, net	264,713	305,468
Unbilled receivables, net	166,478	173,085
Other current assets	121,305	115,178
Total current assets	978,295	1,333,704
Long-term unbilled receivables, net	102,544	61,407
Goodwill	81,506	81,113
Other long-term assets	469,499	292,049
Total assets	$1,631,844	$1,768,273
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,924	$6,226
Accrued expenses	44,847	31,544
Accrued compensation and related expenses	148,797	138,042
Deferred revenue	509,275	423,910
Convertible senior notes, net	—	467,470
Other current liabilities	21,935	18,866
Total current liabilities	737,778	1,086,058
Long-term operating lease liabilities	60,825	67,647
Other long-term liabilities	45,860	29,088
Total liabilities	844,463	1,182,793
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 400,000 shares authorized; 170,347 and 172,224 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,703	1,722
Additional paid-in capital	330,926	526,102
Retained earnings	463,389	87,901
Accumulated other comprehensive (loss)
Net unrealized gain on available-for-sale securities, net of tax	127	230
Foreign currency translation adjustments	(8,764)	(30,475)
Total stockholders’ equity	787,381	585,480
Total liabilities and stockholders’ equity	$1,631,844	$1,768,273

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue
Subscription services	$1,010,495	$882,038	$793,184
Subscription license	507,368	401,869	417,726
Consulting	227,949	213,273	221,706
Total revenue	1,745,812	1,497,180	1,432,616
Cost of revenue
Subscription services	169,247	149,918	144,250
Subscription license	1,382	1,905	2,673
Consulting	250,753	238,842	231,560
Total cost of revenue	421,382	390,665	378,483
Gross profit	1,324,430	1,106,515	1,054,133
Operating expenses
Selling and marketing	578,637	534,780	559,177
Research and development	312,681	298,074	295,512
General and administrative	148,722	112,848	96,743
Litigation settlement, net of recoveries	9,750	32,403	—
Restructuring	11,540	4,528	21,747
Total operating expenses	1,061,330	982,633	973,179
Income from operations	263,100	123,882	80,954
Foreign currency transaction (loss)	(14,890)	(912)	(5,242)
Interest income	13,641	25,779	9,259
Interest expense	(1,285)	(6,835)	(6,876)
(Loss) on capped call transactions	(223)	(663)	(1,348)
Other income, net	20,284	1,385	18,693
Income before (benefit from) provision for income taxes	280,627	142,636	95,440
(Benefit from) provision for income taxes	(112,810)	43,447	27,632
Net income	$393,437	$99,189	$67,808
Earnings per share
Basic	$2.30	$0.58	$0.41
Diluted	$2.13	$0.55	$0.37
Weighted-average number of common shares outstanding
Basic	170,782	170,530	166,324
Diluted	184,790	179,268	169,828

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$393,437	$99,189	$67,808
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on available-for-sale securities	(103)	(439)	152
Foreign currency translation adjustments	21,711	(11,927)	5,039
Total other comprehensive income (loss), net of tax	21,608	(12,366)	5,191
Comprehensive income	$415,045	$86,823	$72,999

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
January 1, 2023	164,872	$1,648	$228,778	$(76,513)	$(23,070)	$130,843
Issuance of common stock for stock compensation plans	2,424	24	8,881	—	—	8,905
Issuance of common stock under the employee stock purchase plan	384	4	7,740	—	—	7,744
Stock-based compensation	—	—	143,352	—	—	143,352
Cash dividends declared ($0.06 per share)	—	—	(10,005)	—	—	(10,005)
Other comprehensive (loss)	—	—	—	—	5,191	5,191
Net income	—	—	—	67,808	—	67,808
December 31, 2023	167,680	$1,676	$378,746	$(8,705)	$(17,879)	$353,838
Repurchase of common stock	(1,650)	(16)	(69,541)	—	—	(69,557)
Issuance of common stock for stock compensation plans	5,970	60	75,156	—	—	75,216
Issuance of common stock under the employee stock purchase plan	224	2	6,707	—	—	6,709
Stock-based compensation	—	—	142,718	—	—	142,718
Cash dividends declared ($0.06 per share)	—	—	(7,684)	(2,583)	—	(10,267)
Other comprehensive (loss)	—	—	—	—	(12,366)	(12,366)
Net income	—	—	—	99,189	—	99,189
December 31, 2024	172,224	$1,722	$526,102	$87,901	$(30,245)	$585,480
Repurchase of common stock	(10,659)	(107)	(498,672)	—	—	(498,779)
Issuance of common stock for stock compensation plans	8,604	86	140,794	—	—	140,880
Issuance of common stock under the employee stock purchase plan	178	2	7,463	—	—	7,465
Stock-based compensation	—	—	155,239	—	—	155,239
Cash dividends declared ($0.105 per share)	—	—	—	(17,949)	—	(17,949)
Other comprehensive income	—	—	—	—	21,608	21,608
Net income	—	—	—	393,437	—	393,437
December 31, 2025	170,347	$1,703	$330,926	$463,389	$(8,637)	$787,381

See notes to consolidated financial statements.

PEGASYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$393,437	$99,189	$67,808
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	155,239	142,718	143,352
Amortization of deferred commissions	68,573	62,269	59,461
Amortization of intangible assets and depreciation	13,699	17,585	18,746
Amortization of right-of-use lease assets	12,213	17,842	15,912
Foreign currency transaction loss	14,890	912	5,242
Loss on capped call transactions	223	663	1,348
Deferred income taxes	(170,813)	(1,544)	363
(Accretion) of investments	(2,888)	(15,263)	(3,302)
(Gain) on investments	(20,473)	(869)	(10,841)
(Gain) on repurchases of convertible senior notes	—	(459)	(7,855)
Other non-cash	1,699	3,728	5,557
Change in operating assets and liabilities:
Accounts receivable, unbilled receivables, and contract assets	19,191	79,034	(57,602)
Other current assets	(1,253)	(50,005)	11,360
Other current liabilities	24,635	(7,115)	(8,777)
Deferred revenue	76,707	48,360	45,123
Deferred commissions	(64,803)	(57,628)	(44,529)
Other long-term assets and liabilities	(15,049)	6,509	(23,581)
Cash provided by operating activities	505,227	345,926	217,785
Investing activities
Purchases of investments	(348,642)	(559,365)	(287,287)
Proceeds from maturities and called investments	378,951	364,501	242,593
Sales of investments	181,441	—	10,725
Investment in property and equipment	(14,504)	(7,712)	(16,781)
Cash provided by (used in) investing activities	197,246	(202,576)	(50,750)
Financing activities
Repurchases of convertible senior notes	(467,864)	(33,890)	(88,989)
Dividend payments to stockholders	(15,422)	(10,199)	(9,964)
Proceeds from employee stock purchase plan	7,465	6,709	7,744
Proceeds from stock option exercises	158,421	80,651	10,821
Common stock repurchases for tax withholdings for net settlement of equity awards	(17,541)	(5,435)	(1,916)
Common stock repurchases under stock repurchase program	(499,689)	(68,057)	—
Other	—	7	341
Cash (used in) financing activities	(834,630)	(30,214)	(81,963)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,988	(4,434)	2,701
Net (decrease) increase in cash, cash equivalents and restricted cash	(125,169)	108,702	87,773
Cash, cash equivalents, and restricted cash, beginning of period	341,529	232,827	145,054
Cash, cash equivalents, and restricted cash, end of period	$216,360	$341,529	$232,827

Cash and cash equivalents	$212,447	$337,103	$229,902
Restricted cash included in other current assets	1,577	98	—
Restricted cash included in other long-term assets	2,336	4,328	2,925
Total cash, cash equivalents and restricted cash	$216,360	$341,529	$232,827

Supplemental disclosures
Interest paid on convertible notes	$1,754	$3,810	$4,134
Income taxes paid, net	$21,630	$82,317	$11,664
Non-cash investing and financing activity:
Investment in property and equipment included in accounts payable and accrued liabilities	$1,657	$1,723	$66
Dividends payable	$5,110	$2,583	$2,515

See notes to consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Business
The Company develops, markets, licenses, hosts, and supports enterprise software that helps organizations optimize decisions and processes in real-time. The Company’s platform for enterprise AI decisioning and workflow automation enables clients to personalize customer experiences, automate customer service, streamline operations, business processes, and workflows, and transform legacy systems. The Company provides consulting, training, support, and hosting services to facilitate the use of its software.
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
Reclassifications
In the fourth quarter of 2025, we combined revenue and cost of revenue from Perpetual license into Subscription license within our Consolidated Statements of Operations and notes. Prior period amounts related to the components of net deferred tax assets and liabilities, revenue, and cost of revenue reported in our consolidated financial statements and notes have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, income from operations, or net income.
Stock Split
On February 12, 2025, the Company’s Board of Directors approved a Stock Split of the Company’s Common Stock, to be effected as a stock dividend and a proportionate increase in the number of authorized shares of Common Stock from 200,000,000 to 400,000,000. The Authorized Share Increase was subject to shareholder approval of an amendment to the Company’s Restated Articles of Organization. The requisite shareholder approval was obtained on June 17, 2025. On June 20, 2025, each shareholder of record at the close of business on the Record Date received one additional share of Common Stock for each share of Common Stock held on the Record Date. All share, per share, and equity award information in the Company’s consolidated financial statements and in the accompanying notes for all periods presented have been recast to reflect the effect of the Stock Split. The shares of Common Stock retained a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the Stock Split was reclassified from additional paid-in capital to common stock.
2. SIGNIFICANT ACCOUNTING POLICIES
Revenue
The Company’s revenue is derived from:
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

The Company’s typical performance obligations are:

Performance obligation	How stand-alone selling price is typically determined	When performance obligation is typically satisfied	When payment is typically due	Income statement line item
Pega Cloud	Residual approach	Ratably over the term of the service (over time)	Annually, or more frequently, over the term of the service	Subscription services
Term license	Residual approach	Upon transfer of control to the client, defined as when the client can use and benefit from the license (point in time)	Annually, or more frequently, over the term of the license	Subscription license
Maintenance	Consistent pricing relationship as a percentage of the related license and observable in stand-alone renewal transactions (1)	Ratably over the term of the maintenance (over time)	Annually, or more frequently, over the term of the maintenance	Subscription services
Perpetual license	Residual approach	Upon transfer of control to the client, defined as when the client can use and benefit from the license (point in time)	Effective date of the license	Subscription license
Consulting - time and materials	Observable hourly rate for time and materials-based services in similar geographies	Based on hours incurred to date (over time)	Monthly	Consulting
Consulting - fixed price	Observable hourly rate for time and materials-based services in similar geographies multiplied by estimated hours for the project	Based on hours incurred as a percentage of total estimated hours (over time)	As contract milestones are achieved	Consulting
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
During 2025, 2024, and 2023, significant financing components were not material.

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
Financial instruments
The principal financial instruments held by the Company consist of cash equivalents, marketable securities, receivables, and accounts payable. The Company considers debt securities readily convertible to known amounts of cash with maturities of three months or less from the purchase date to be cash equivalents. Interest is recorded when earned. The Company’s investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses from changes in fair value, excluding credit-related amounts are recorded as a component of accumulated other comprehensive (loss), net of related income taxes. The Company evaluates available‑for‑sale debt securities in an unrealized loss position to determine whether a credit loss exists. If a credit loss is identified, the Company records an allowance for credit losses, limited to the amount that fair value is below amortized cost. Gains and losses on investments are calculated based on the specific investment.
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
Leases
All of the Company’s leases are operating leases, primarily composed of office space leases. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right of use assets and lease liabilities at the lease commencement date and thereafter if modified. Fixed lease costs are recognized on a straight-line basis over the lease term. Variable lease costs include payments required under leases for common area maintenance, real estate taxes, utilities, service charges, and other variable costs that are not reflected in the measurement of right of use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company combines lease and non-lease components when determining lease costs for its office space leases. The lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain it will exercise those options. For short-term leases, defined as leases with a term of twelve months or less, the Company does not recognize an associated lease liability and right of use asset. The Company’s leases do not contain material residual value guarantees or restrictive covenants.
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
Goodwill
Goodwill represents the residual purchase price paid in a business combination after the fair value of all identified assets and liabilities have been recorded. Goodwill is not amortized. The Company has a single reporting unit. The Company performed qualitative assessments as of November 30, 2025, 2024, and 2023, respectively, and concluded that there was no impairment since it was not more-likely-than-not that the fair value of its reporting unit was less than its carrying value.
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
Research and development and software development costs
Research and development costs are expensed as incurred. Capitalization of computer software developed for resale begins upon the establishment of technological feasibility, generally demonstrated by a working model or an operative version of the computer software product. Such costs have not been material to date, as technological feasibility is established within a short time frame from the software’s general availability. As a result, no costs were capitalized in 2025, 2024, or 2023.

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
For additional information, see "Note 18. Income Taxes".
Advertising expense
Advertising costs are expensed as incurred. Advertising expenses were $6.1 million, $4.7 million, and $3.5 million during 2025, 2024, and 2023, respectively.
Newly adopted accounting pronouncements
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes expanded income tax rate reconciliation disclosures, a disaggregation of income taxes paid, and other expanded disclosures. The Company adopted this standard on a prospective basis for the year ended December 31, 2025. For additional information, see "Note 18. Income Taxes".
Accounting pronouncements not yet effective
Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Among other items, the requirements include expanded disclosures around employee compensation and selling expenses. ASU 2024-03 will be effective for the Company for the year ending December 31, 2027. The Company is still evaluating the impact of this new guidance on its consolidated financial statements but expect the adoption to result in disclosure changes only.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 introduces a more principles-based framework to the capitalization of software intended for internal use focused on management’s authorization and commitment to fund a development project and the probability of whether the project will be completed and used for its intended function. ASU 2025-06 will be effective for the Company beginning January 1, 2028. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements.
3. MARKETABLE SECURITIES

	December 31, 2025				December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$5,755	$3	$(4)	$5,754	$11,851	$1	$(19)	$11,833
Corporate debt	207,278	428	(108)	207,598	391,097	63	(123)	391,037
	$213,033	$431	$(112)	$213,352	$402,948	$64	$(142)	$402,870
As of December 31, 2025, marketable securities’ maturities ranged from January 2026 to November 2028, with a weighted-average remaining maturity of 1.4 years.
4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	December 31, 2025	December 31, 2024
Accounts receivable, net	$264,713	$305,468
Unbilled receivables, net	166,478	173,085
Long-term unbilled receivables, net	102,544	61,407
	$533,735	$539,960
Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	December 31, 2025
1 year or less	$166,478	62%
1-2 years	69,482	26%
2-5 years	33,062	12%
	$269,022	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	December 31, 2025
2025	$179,995	67%
2024	58,658	22%
2023	27,754	10%
2022	2,304	1%
2021 and prior	311	—%
	$269,022	100%

Major clients
Clients that represented 10% or more of the Company’s total accounts receivable and unbilled receivables:

	December 31, 2025	December 31, 2024
Client A
Accounts receivable	*	20%
Unbilled receivables	*	—%
Total receivables	*	11%
* Client accounted for less than 10% of receivables.
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation. Contract assets as of December 31, 2023 were $36.9 million.

(in thousands)	December 31, 2025	December 31, 2024
Contract assets (1)	$17,678	$13,498
Long-term contract assets (2)	17,421	18,321
	$35,099	$31,819
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings made and payments received in advance of revenue recognition. Deferred revenue as of December 31, 2023 was $380.3 million.

(in thousands)	December 31, 2025	December 31, 2024
Deferred revenue	$509,275	$423,910
Long-term deferred revenue (1)	9,568	2,121
	$518,843	$426,031
(1) Included in other long-term liabilities.
The change in deferred revenue in 2025 was primarily due to new billings in advance of revenue recognition and $420.1 million of revenue recognized during the period included in deferred revenue as of December 31, 2024.
5. DEFERRED COMMISSIONS

	December 31,
(in thousands)	2025	2024
Deferred commissions (1)	$104,574	$105,405
(1) Included in other long-term assets.

(in thousands)	2025	2024	2023
Amortization of deferred commissions (1)	$68,573	$62,269	$59,461
(1) Included in selling and marketing expenses.
6. PROPERTY AND EQUIPMENT (1)

(in thousands)	December 31,
	2025	2024
Leasehold improvements	$58,311	$51,932
Computer equipment	29,686	29,817
Furniture and fixtures	4,993	4,603
Computer software purchased	9,439	9,918
Computer software developed for internal use	19,872	19,776
Fixed assets in progress	10,510	5,038
	132,811	121,084
Less: accumulated depreciation	(87,571)	(79,278)
	$45,240	$41,806
(1) Included in other long-term assets.

(in thousands)	2025	2024	2023
Depreciation expense	$11,069	$14,432	$14,806
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

(in thousands)	2025	2024
January 1,	$81,113	$81,611
Currency translation adjustments	393	(498)
December 31,	$81,506	$81,113
Intangibles
Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives:

		December 31, 2025
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,164	$(62,822)	$342
Technology	2-10 years	68,115	(67,255)	860
Other	1-5 years	5,361	(5,361)	—
		$136,640	$(135,438)	$1,202
(1) Included in other long-term assets.

		December 31, 2024
(in thousands)	Useful Lives	Cost	Accumulated Amortization	Net Book Value (1)
Client-related	4-10 years	$63,107	$(61,395)	$1,712
Technology	2-10 years	68,115	(65,995)	2,120
Other	1-5 years	5,361	(5,361)	—
		$136,583	$(132,751)	$3,832
(1) Included in other long-term assets.
Future estimated intangible assets amortization:

(in thousands)	December 31, 2025
2026	$874
2027	328
$1,202
Amortization of intangible assets:

(in thousands)	2025	2024	2023
Cost of revenue	$1,260	$1,783	$2,570
Selling and marketing	1,370	1,370	1,370
	$2,630	$3,153	$3,940
8. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	December 31, 2025	December 31, 2024
Prepaid expenses	$65,293	$38,155
Income tax receivables	31,535	58,359
Contract assets	17,678	13,498
Indirect tax receivable	2,172	2,488
Restricted cash	1,577	98
Other	3,050	2,580
	$121,305	$115,178

Other long-term assets

(in thousands)	December 31, 2025	December 31, 2024
Deferred income taxes	$175,472	$4,268
Deferred commissions	104,574	105,405
Right of use assets	60,574	62,429
Property and equipment	45,240	41,806
Venture investments	22,021	21,234
Contract assets	17,421	18,321
Income tax receivables	15,459	13,299
Intangible assets	1,202	3,832
Restricted cash	2,336	4,328
Other	25,200	17,127
	$469,499	$292,049
Accrued expenses

(in thousands)	December 31, 2025	December 31, 2024
Outside professional services	$15,233	$10,639
Litigation settlements	9,750	—
Income and other taxes	7,273	5,055
Employee related	5,464	4,833
Marketing and sales program	1,519	2,150
Cloud hosting	1,064	1,802
Repurchases of common stock unsettled	—	1,500
Other	4,544	5,565
	$44,847	$31,544
Other current liabilities

(in thousands)	December 31, 2025	December 31, 2024
Operating lease liabilities	$15,142	$14,551
Dividends payable	5,110	2,583
Other	1,683	1,732
	$21,935	$18,866
Other long-term liabilities

(in thousands)	December 31, 2025	December 31, 2024
Income taxes payable	$23,331	$15,956
Deferred revenue	9,568	2,121
Other	12,961	11,011
	$45,860	$29,088
9. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance.
The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides case management, business process management, and real-time decisioning solutions to improve customer engagement and operational excellence in the enterprise applications market. To assess performance, the Company’s CODM, the CEO, reviews financial information on a consolidated basis. Therefore, the Company determined it has one operating segment and one reportable segment. The accounting policies of the Company’s operating segment are the same as those described in "Note 2. Significant Accounting Policies". The CODM uses consolidated net income to set financial performance targets, assess performance, and make expense allocation decisions.

(in thousands)	2025	2024	2023
Total revenue	$1,745,812	$1,497,180	$1,432,616
Total cost of revenue	421,382	390,665	378,483
Selling	484,736	450,527	474,405
Marketing	93,901	84,253	84,772
Research and development	312,681	298,074	295,512
General and administrative	148,722	112,848	96,743
Other segment items, net (1)	3,763	18,177	7,261
(Benefit from) provision for income taxes	(112,810)	43,447	27,632
Net income	$393,437	$99,189	$67,808
(1) Includes Litigation settlement, net of recoveries, Restructuring, Foreign currency transaction (loss), Interest income, Interest expense, (Loss) on capped call transactions, and Other income, net.
Long-lived assets related to the Company’s U.S. and international operations consist of property and equipment, which are included in Other long-term assets in the Company’s consolidated balance sheet:

(in thousands)	December 31, 2025		December 31, 2024
U.S.	$40,060	89%	$37,405	89%
International	5,180	11%	4,401	11%
	$45,240	100%	$41,806	100%
10. LEASES
On January 1, 2025, the Company relocated its corporate headquarters to 225 Wyman Street, Waltham, Massachusetts.
Expense

(in thousands)	2025	2024	2023
Fixed lease costs	$14,700	$21,422	$19,718
Short-term lease costs	1,715	1,746	2,884
Variable lease costs	7,465	6,901	8,148
	$23,880	$30,069	$30,750
Right of use assets and lease liabilities

(in thousands)	December 31, 2025	December 31, 2024
Right of use assets (1)	$60,574	$62,429
Operating lease liabilities (2)	$15,142	$14,551
Long-term operating lease liabilities	$60,825	$67,647
(1) Included in other long-term assets.
(2) Included in other current liabilities.
The weighted-average remaining lease term and discount rate for the Company’s leases were:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	5.4 years	6.2 years
Weighted-average discount rate (1)	5.2%	4.8%
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

Maturities of lease liabilities:

(in thousands)	December 31, 2025
2026	$18,275
2027	16,635
2028	14,879
2029	12,046
2030	10,356
Thereafter	14,907
Total lease payments	87,098
Less: imputed interest (1)	(11,131)
$75,967
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

(in thousands)	2025	2024
Cash paid for operating leases, net of tenant improvement allowances	$19,302	$18,444
Right of use assets obtained in exchange for operating lease obligations	$9,146	$16,682
11. DEBT
Convertible senior notes and capped calls
Convertible senior notes
In February 2020, the Company issued Notes with an aggregate principal of $600 million, due March 1, 2025, in a private placement. No principal payments were due before maturity. The Notes accrued interest at an annual rate of 0.75%, paid semi-annually in arrears on March 1 and September 1, beginning September 1, 2020. The remaining outstanding principal balance on the Notes and accrued interest totaling $469.6 million was repaid in its entirety at maturity during the three months ended March 31, 2025.
Conversion rights
The conversion rate was 14.809 shares of common stock per $1,000 principal amount of the Notes, representing a conversion price of $67.53 per share of common stock.
Carrying value of the Notes:

(in thousands)	December 31, 2025	December 31, 2024
Principal	$—	$467,864
Unamortized issuance costs	—	(394)
Convertible senior notes, net	$—	$467,470

Interest expense related to the Notes:

(in thousands)	2025	2024
Contractual interest expense (0.75% coupon)	$595	$3,725
Amortization of issuance costs	394	2,451
	$989	$6,176
The average interest rate on the Notes during the three months ended March 31, 2025 and year ended December 31, 2024 was 1.2%.
Capped call transactions
In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions expired upon maturity of the Notes during the three months ended March 31, 2025.

Change in capped call transactions:

(in thousands)	2025	2024
January 1,	$223	$893
Settlements	—	(7)
Fair value adjustment	(223)	(663)
December 31,	$—	$223
Credit facility
In November 2019, and as since amended, the Company entered into a five-year $100 million Credit Facility with PNC Bank, National Association. Effective as of February 4, 2025, the Credit Facility was amended to extend the expiration date to February 4, 2027. The Company may use borrowings for general corporate purposes and to finance working capital needs. Subject to specific conditions and the agreement of the financial institutions lending the additional amount, the aggregate commitment may be increased to $200 million. The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. Beginning with the fiscal quarter ended March 31, 2024, the Company must maintain a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0. As of December 31, 2025, the Company is compliant with all Credit Facility covenants.
As of December 31, 2025 and December 31, 2024, the Company had letters of credit of $26.7 million and $27.3 million, respectively, under the Credit Facility, however we had no cash borrowings.
12. RESTRUCTURING
During the fourth quarter of 2025, management committed to a restructuring plan, primarily within the Company’s consulting organization, intended to better align roles and capacity to an AI-first delivery model. The plan resulted in a restructuring expense of approximately $13 million in 2025, associated with severance and benefits for impacted employees.
Restructuring Expense

(in thousands)	2025	2024	2023
Employee severance and related benefits	$12,778	$(614)	$18,721
Office space reductions (1)	(1,238)	5,142	3,026
	$11,540	$4,528	$21,747
(1) These primarily relate to non-cash operating lease adjustments.
Restructuring activity
Accrued employee severance and related benefits:

(in thousands)	2025
January 1,	$2,000
Costs incurred	12,778
Cash disbursements	(2,056)
Currency translation adjustments	136
December 31, (1)	$12,858
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
Assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$33,043	$8,463	$—	$41,506	$5,318	$148,926	$—	$154,244
Marketable securities	$—	$213,352	$—	$213,352	$—	$402,870	$—	$402,870
Capped Call Transactions	$—	$—	$—	$—	$—	$223	$—	$223
Venture investments	$—	$—	$22,021	$22,021	$—	$—	$21,234	$21,234
Changes in venture investments:

(in thousands)	2025	2024
January 1,	$21,234	$19,450
New investments	15,929	550
Sales of investments	(35,164)	—
Changes in foreign exchange rates	136	(32)
Changes in fair value:
included in other income, net	20,421	1,628
included in other comprehensive income	(535)	(362)
December 31,	$22,021	$21,234
During the three months ended June 30, 2025, one of the Company’s investees was acquired by a privately held company. As a result, the Company received $33.2 million in consideration for its equity interest in the investee, composed of $22.1 million cash and $11.1 million of an ownership interest in the privately held company, and recognized a $18.7 million gain in excess of cost in other income, net on the consolidated statements of operations.
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
14. STOCKHOLDERS’ EQUITY
Preferred stock
The Company has 1 million authorized shares of preferred stock, $0.01 par value per share, of which none were issued and outstanding as of December 31, 2025.
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
Common stock
The Company has 400 million authorized shares of common stock, $0.01 par value per share, of which 170.3 million were issued and outstanding as of December 31, 2025.

Stock split
On June 20, 2025, the Company effected the Stock Split of the Company’s Common Stock described above in "Note 1. Basis Of Presentation". All share and per share amounts in the Company’s consolidated financial statements and in the accompanying notes for all prior periods presented have been recast to reflect the effect of the Stock Split.
Dividends declared

	2025	2024	2023
Dividends declared (per share)	$0.105	$0.06	$0.06
Dividend payments to stockholders (in thousands)	$15,422	$10,199	$9,964
Following the Stock Split, and commencing with the third quarter of 2025, the Company paid a quarterly cash dividend of $0.03 per share. Prior to the Stock Split, the Company paid a quarterly cash dividend of $0.015 per share. In the future, the Board of Directors may terminate or modify the dividend program without prior notice.
Stock repurchase program
On April 22, 2025, the Company’s Board of Directors extended the expiration date of the share repurchase program from December 31, 2025 to June 30, 2026 and increased the authorized repurchase amount by $500 million. On February 10, 2026, the Company’s Board of Directors further extended the expiration date of the share repurchase program from June 30, 2026 to June 30, 2027 and increased the authorized repurchase amount by $1 billion.
Stock repurchase authorization activity:

(in thousands)	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
January 1,		$240,443		$60,000		$58,075
Authorizations (1)		500,000		250,000		1,925
Repurchases paid (2) (3)	(10,659)	(498,189)	(1,618)	(68,057)	—	—
Repurchases unpaid at period end (2) (3)	—	—	(32)	(1,500)	—	—
December 31,		$242,254		$240,443		$60,000
(1) This represents increases in the repurchase authority made by the Board of Directors.
(2) Purchases under this program have been made on the open market.
(3) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
15. REVENUE
Geographic revenue
Revenues by geography are determined based on client location:

(Dollars in thousands)	2025		2024		2023
U.S.	$956,296	54%	$828,332	55%	$785,029	55%
Other Americas	115,266	7%	95,698	6%	85,149	6%
United Kingdom (“U.K.”)	189,993	11%	157,830	11%	158,014	11%
Europe (excluding U.K.), Middle East, and Africa	270,627	16%	249,325	17%	242,303	17%
Asia-Pacific	213,630	12%	165,995	11%	162,121	11%
	$1,745,812	100%	$1,497,180	100%	$1,432,616	100%
Revenue streams

(in thousands)	2025	2024	2023
Pega Cloud	$695,902	$558,734	$461,328
Maintenance	314,593	323,304	331,856
Consulting	227,949	213,273	221,706
Revenue recognized over time	1,238,444	1,095,311	1,014,890
Subscription license	507,368	401,869	417,726
Revenue recognized at a point in time	507,368	401,869	417,726
	$1,745,812	$1,497,180	$1,432,616

(in thousands)	2025	2024	2023
Pega Cloud	$695,902	$558,734	$461,328
Maintenance	314,593	323,304	331,856
Subscription services	1,010,495	882,038	793,184
Subscription license	507,368	401,869	417,726
Subscription	1,517,863	1,283,907	1,210,910
Consulting	227,949	213,273	221,706
	$1,745,812	$1,497,180	$1,432,616
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of December 31, 2025:

(Dollars in thousands)	Subscription services		Subscription license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$709,190	$235,152	$77,528	$53,353	$1,075,223	52%
1-2 years	400,926	73,895	2,636	854	478,311	23%
2-3 years	213,259	51,327	2,101	28	266,715	13%
Greater than 3 years	214,189	32,325	7,331	88	253,933	12%
	$1,537,564	$392,699	$89,596	$54,323	$2,074,182	100%
As of December 31, 2024:

(Dollars in thousands)	Subscription services		Subscription license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$525,133	$230,866	$89,197	$50,519	$895,715	56%
1-2 years	328,234	65,461	10,874	3,297	407,866	25%
2-3 years	159,536	24,598	733	125	184,992	11%
Greater than 3 years	114,256	19,935	678	50	134,919	8%
	$1,127,159	$340,860	$101,482	$53,991	$1,623,492	100%

16. STOCK-BASED COMPENSATION

(in thousands)	2025	2024	2023
Cost of revenue	$26,646	$27,353	$28,994
Selling and marketing	60,721	55,084	57,675
Research and development	31,684	29,838	31,039
General and administrative	36,188	30,443	25,644
	$155,239	$142,718	$143,352
Income tax benefit	$(31,043)	$(1,799)	$(2,187)
The Company periodically grants employees stock options and restricted stock units (“RSUs”) and non-employee Directors common stock and stock options.
Prior to 2023, most of the Company’s stock based compensation arrangements vest over five years, with 20% vesting after one year and the remaining 80% vesting quarterly over the remaining four years. Beginning in 2023, most of the Company’s stock based compensation arrangements vest over four years, with 25% vesting after one year and the remaining 75% vesting quarterly over the remaining three years. The Company also granted performance stock options which vest based on the Company’s achievement of specific performance conditions. The Company’s stock options have a term of ten years.
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

Employees may elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash. If elected by an employee, the equity amount is equal in value on the grant date to 50% of the employee’s target incentive opportunity, based on the employee’s base salary. The number of RSUs granted is determined by dividing 50% of the employee’s target incentive opportunity by 85% of the closing price of the Company’s common stock on the grant date. If elected, the award vests 100% on the following year’s CICP payout date. Vesting is conditioned upon the performance conditions of the CICP and on continued employment; if threshold funding does not occur, the RSUs will not vest. The Company considers vesting probable on the grant date and recognizes the associated stock-based compensation expense over the requisite service period beginning on the grant date and ending on the vesting date.
Beginning in 2023, the Company utilized cashless settlement for most of its awards. Under cashless settlement, shares are automatically sold in the market at exercise (for stock options) or vest (for RSUs) to cover the exercise price (for stock options) and the minimum statutory tax withholding obligations (for stock options and RSUs).
Stock-based compensation plans
2004 Long-Term Incentive Plan (as amended and restated)
In 2004, the Company adopted the 2004 Long-Term Incentive Plan (as amended and restated, the “2004 Plan”) under which the Company may grant incentive and non-qualified stock options, RSUs, stock purchase rights, performance-based awards, and other stock-based awards to employees, non-employee Directors, and consultants. Subsequent amendments to the plan increased the number of shares authorized for issuance under the plan to 104 million, extended the term of the plan to 2035, and limited annual compensation to any non-employee Director to $0.5 million.
As of December 31, 2025, 30 million shares were subject to outstanding options and stock-based awards under the 2004 Plan.
2006 Employee Stock Purchase Plan
In 2006, the Company adopted the 2006 Employee Stock Purchase Plan (the “2006 ESPP”) under which employees may purchase common stock, at a price equal to at least 85% of the fair market value of the Company’s common stock on the lesser of the commencement date or completion date for offerings under the plan, or such higher price as the Company’s Board of Directors may establish from time to time. In October 2012, the Company’s Board of Directors amended the 2006 ESPP to continue until no shares remain. In 2023, the number of shares authorized for purchase under the 2006 ESPP was increased to 4 million. For 2025, 2024, and 2023, the Company’s Board of Directors set the purchase price at 85% of the fair market value on the completion date of the offering period.

(in thousands)	2025	2024	2023
Compensation expense from 2006 ESPP	$1,317	$1,184	$1,367
As of December 31, 2025, 2.4 million shares had been issued under the plan.
Shares issued and available for issuance
In 2025, the Company issued 8.6 million shares to its employees and directors under the Company’s stock-based compensation plans.
As of December 31, 2025, there were 21.7 million shares available for issuance for future equity grants under the Company’s stock plans, consisting of 20.1 million shares under the 2004 Plan and 1.6 million shares under the 2006 ESPP.
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
The following table summarizes the Company’s fair value assumptions for stock options:

	2025	2024	2023
Weighted-average grant-date fair value	$19.07	$12.91	$10.28
Assumptions used in the Black-Scholes option-pricing model:
Expected annual volatility (1)	50%	49%	48%
Expected term in years (2)	3.9	3.9	3.5
Risk-free interest rate (3)	3.9%	4.2%	4.2%
Expected annual dividend yield (4)	0.3%	0.2%	0.1%
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

The following table summarizes the time-based vesting stock option activity under the Company’s stock option plans for 2025:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding as of January 1, 2025	25,948	$30.81
Granted	3,377	40.43
Exercised	(6,235)	26.40
Forfeited	(829)	29.64
Expired	(178)	61.31
Options outstanding as of December 31, 2025	22,083	$33.33
Vested and expected to vest as of December 31, 2025	19,920	$33.49	6.3	$531,166
Exercisable as of December 31, 2025	13,765	$33.71	5.4	$366,320
(1) The aggregate intrinsic value of stock options as of December 31, 2025 is based on the difference between the closing price of the Company’s stock of $59.72 and the exercise price of the applicable stock options.
The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2025, 2024, and 2023 was $168.2 million, $58.7 million, and $6.2 million, respectively. As of December 31, 2025, the Company had unrecognized stock-based compensation expense related to the unvested portion of stock options of $33.7 million that is expected to be recognized as expense over a weighted-average period of 1.7 years.
Performance stock options
In 2023, the Company began awarding performance stock options. These performance stock options allow the holder to purchase a specified number of common stock shares at an exercise price equal to the shares' fair market value at the grant date. The performance stock options granted in 2025 vest quarterly over two years, with 50% beginning after the achievement of specific performance conditions for 2026 and 50% beginning after the achievement of specific performance conditions for 2027, including year over year growth in Annual Contract Value and Free Cash Flow Margin. The options expire ten years from the grant date. The performance stock options granted in 2025 have a total grant date fair value of $35.3 million.
The following table summarizes the Company’s performance stock option activity for 2025:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Performance options outstanding as of January 1, 2025	2,780	$26.60
Granted	1,362	39.40
Exercised	(657)	24.67
Forfeited	(81)	35.80
Performance options outstanding as of December 31, 2025	3,404	$31.87
Vested and expected to vest as of December 31, 2025	3,301	$31.01	8	$94,779
Exercisable as of December 31, 2025	1,289	$24.71	7.2	$45,133
(1) The aggregate intrinsic value of stock options as of December 31, 2025 is based on the difference between the closing price of the Company’s stock of $59.72 and the exercise price of the applicable stock options.
The aggregate intrinsic value of performance stock options exercised in 2025, 2024, and 2023 was $15.1 million, $1.5 million, and none, respectively. As of December 31, 2025, the Company had unrecognized stock-based compensation expense related to the unvested portion of performance stock options of $22.4 million that is expected to be recognized as expense over a weighted-average period of 2.3 years.
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

The weighted-average grant-date fair value for RSUs granted in 2025, 2024, and 2023 was $40.62, $31.29, and $23.29, respectively.
The following table summarizes the combined RSU activity for all grants, including the CICP, under the 2004 Plan for 2025:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested as of January 1, 2025	5,226	$32.10
Granted	2,136	40.62
Vested	(2,429)	46.97
Forfeited	(389)	33.88
Nonvested as of December 31, 2025	4,544	$35.34	$271,366
Expected to vest as of December 31, 2025	3,422	$35.56	$204,382
The fair value of RSUs vested in 2025, 2024, and 2023 was $114.1 million, $78.2 million, and $42.8 million, respectively. The aggregate intrinsic value of RSUs outstanding and expected to vest as of December 31, 2025 is based on the closing price of the Company’s stock of $59.72 as of December 31, 2025.
As of December 31, 2025, the Company had $46.9 million of unrecognized stock-based compensation expense related to all unvested RSUs that is expected to be recognized as expense over a weighted-average period of 1.6 years.
Common stock
In 2025, the Company granted 0.02 million shares of common stock to Directors with a weighted-average grant-date fair value of $52.58 per share.
17. EMPLOYEE BENEFIT PLANS
The Company sponsors defined contribution plans for qualifying employees, including a 401(k) plan in the United States to which the Company makes discretionary matching contributions.
Employee benefit plan expenses:

(in thousands)	2025	2024	2023
U.S. 401(k) Plan	$8,230	$7,937	$8,169
International plans	21,825	20,303	21,256
	$30,055	$28,240	$29,425
18. INCOME TAXES
The components of income before (benefit from) provision for income taxes are:

(in thousands)	2025	2024	2023
Domestic	$160,307	$51,966	$14,016
Foreign	120,320	90,670	81,424
	$280,627	$142,636	$95,440
The components of (benefit from) provision for income taxes are:

(in thousands)	2025	2024	2023
Current:
Federal	$27,011	$22,941	$7,827
State	7,236	7,503	4,480
Foreign	23,756	14,547	14,962
Total current provision	58,003	44,991	27,269
Deferred:
Federal	(90,414)	—	—
State	(24,461)	—	—
Foreign	(55,938)	(1,544)	363
Total deferred (benefit) provision	(170,813)	(1,544)	363
	$(112,810)	$43,447	$27,632

Below is a reconciliation of the U.S federal statutory tax rate and the Company’s effective tax rate for 2025:

	2025
(in thousands, except percentages)	Amount	Percent
U.S. federal statutory income tax	$58,932	21%
State and local income taxes, net of federal benefit(1)	(13,280)	(5)%
United States:
Effect of cross-border tax laws:
Other	(2,216)	(1)%
Tax credits:
Research and development credits	(3,935)	(1)%
Changes in valuation allowances	(97,682)	(35)%
Non-taxable or non-deductible items:
Non deductible compensation	10,914	4%
Excess tax (benefits) related to share-based compensation	(21,611)	(8)%
Other	65	—%
Other adjustments:
Attribute write-off	4,870	2%
Other	1,816	1%
Foreign tax effects:
United Kingdom:
Statutory tax rate difference	3,215	1%
Changes in valuation allowances	(60,624)	(22)%
Other	(5,380)	(2)%
India	8,234	3%
Other foreign jurisdictions	6,014	2%
Changes in unrecognized tax benefits	(2,142)	(1)%
	$(112,810)	(40)%
(1) State and local taxes in District of Columbia, Virginia, Minnesota, Maryland, California, and Florida comprise the majority of this category.
The effective income tax rate and tax benefit recorded in 2025 was primarily driven by the release of the valuation allowance on our net deferred tax assets in the U.S. and U.K.
The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. on July 4, 2025. The OBBBA provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, including revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business tax provisions. The OBBBA allows for the ability to immediately expense domestic research and experimental (“R&E”) expenditures starting in 2025 and provides an optional election to accelerate any unamortized domestic R&D expenditures over a one or two year period beginning with the 2025 tax year. In accordance with ASC 740, the impacts of the OBBBA are reflected in the Company’s results for 2025.

Below is a reconciliation of the U.S federal statutory tax rate and the Company’s effective tax rate for 2024 and 2023:

(in thousands)	2024	2023
U.S. federal income taxes at statutory rates	$29,954	$20,042
Valuation allowance	(1,504)	(19,272)
State income taxes, net of federal benefit and tax credits	1,297	4,117
Permanent differences	786	435
Federal research and experimentation credits	(4,888)	(3,709)
Tax effects of foreign activities	(7,817)	658
GILTI, FDII, and BEAT	13,945	14,022
Provision to return adjustments	121	(3,728)
Non-deductible compensation	10,933	6,818
Tax Reserves	5,917	1,850
Excess tax (benefits)/ detriments related to share-based compensation	(5,645)	4,666
Impact of change in tax law	—	1,726
Other	348	7
	$43,447	$27,632

Income Tax Payments
Below is a summary of income taxes paid, net of refunds received by jurisdiction:

(in thousands)	2025
India	$12,240
United Kingdom	9,408
United States - State and local	5,539
Australia	2,247
United States - Federal	(11,233)
Other	3,429
$21,630
Deferred income taxes
Significant components of net deferred tax assets and liabilities are:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Research and development capitalization	$85,465	$75,289
Net operating loss carryforwards	62,471	72,089
Stock based compensation	48,681	42,114
Accruals and reserves	25,495	26,925
Lease liabilities	11,890	13,434
Tax credit carryforwards	10,742	10,441
Total deferred tax assets	244,744	240,292
Valuation allowances	(23,436)	(195,252)
Total net deferred tax assets	221,308	45,040
Deferred tax liabilities:
Prepaid expenses	(15,469)	(8,924)
Deferred commissions	(14,615)	(16,237)
Lease liabilities	(8,286)	(8,440)
Other, net	(5,842)	(3,421)
Depreciation	(1,624)	(3,663)
Capped call transactions	—	(57)
Total deferred tax liabilities	(45,836)	(40,742)
	$175,472	$4,298
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. Future realization of deferred tax assets ultimately depends on sufficient taxable income within the available carryback or carryforward periods. The Company’s deferred tax valuation allowance requires significant judgment and has uncertainties, including assumptions about future taxable income based on historical and projected information. In assessing the Company’s ability to realize its net deferred tax assets, the Company considered various factors including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results to determine whether it is more likely than not that some portion or all of its net deferred tax assets will not be realized. Based on the positive evidence, including a sustained period of profitability and recent and expected future taxable earnings, management concluded that substantially all of its U.S. and UK deferred tax assets were more likely than not realizable as of December 31, 2025. As a result, the Company released substantially all of the valuation allowance previously maintained against its U.S. federal and state and U.K. deferred tax assets during the fourth quarter of 2025, resulting in a $175 million non‑cash tax benefit.
The Company had approximately $4 million and $5.4 million of post apportionment state net operating loss carryforwards, as of December 31, 2025 and 2024, respectively. The U.S. state losses expire at various times through 2045. Additionally, as of December 31, 2025, the Company had $10.7 million of state tax credit carryforwards.
The Company’s federal net operating loss carryforwards were approximately $7.5 million and $14.2 million at December 31, 2025 and 2024, respectively. These federal carryforward losses and state credits expire between 2026 and 2040, except for $1 million of federal net operating losses and $1 million of state credits, which have an unlimited carryforward period.
The Company’s UK net operating loss carryforwards were approximately $118 million and $147.9 million at December 31, 2025 and 2024, respectively, which have indefinite carryforward periods.
The Company records the applicable deferred taxes associated with the future remittance of undistributed foreign earnings that are not deemed indefinitely reinvested. For the portion of our undistributed foreign earnings for which we assert indefinite reinvestment we have not provided any taxes for these amounts, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.

Uncertain tax benefits
A rollforward of the Company’s gross unrecognized tax benefits is:

(in thousands)	2025	2024	2023
Balance as of January 1,	$37,886	$30,655	$19,746
Additions for tax positions related to the current year	7,091	7,316	4,859
Additions for tax positions of prior years	1,671	2,941	7,921
Reductions for tax positions of prior years	(2,793)	(3,026)	(1,871)
Reductions to tax positions as a result of a lapse of the applicable statute of limitations	(191)	—	—
Balance as of December 31,	$43,664	$37,886	$30,655
The total amount of accrued liabilities related to uncertain tax positions that would affect the Company's effective tax rate, if recognized, is $18.1 million as of December 31, 2025.
Tax examinations
The Company files federal and state income tax returns in the U.S. and various foreign jurisdictions. In the ordinary course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service in the U.S. As of December 31, 2025, the Company’s U.S. federal tax returns for the years 2015 through 2019 were under examination by the Internal Revenue Service. In addition, certain foreign jurisdictions are auditing the Company’s income tax returns for periods ranging from 2018 through 2024. The Company does not expect the results of these audits to have a material effect on the Company’s financial condition, results of operations, or cash flows. With few exceptions, the statute of limitations remains open in all jurisdictions for all tax years since 2019.
19. EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and Notes.
Calculation of earnings per share:

(in thousands, except per share amounts) (1)	2025	2024	2023
Net income	$393,437	$99,189	$67,808
Weighted-average common shares outstanding	170,782	170,530	166,324
Earnings per share, basic	$2.30	$0.58	$0.41

Net income	$393,437	$99,189	$67,808
Notes - interest expense, net of tax	742	(76)	(5,528)
Numerator for diluted EPS	$394,179	$99,113	$62,280
Weighted-average effect of dilutive securities:
Notes	1,196	428	470
Stock options	9,362	5,420	1,588
RSUs	3,450	2,890	1,446
Effect of dilutive securities	14,008	8,738	3,504
Weighted-average common shares outstanding, assuming dilution (2) (3) (4)	184,790	179,268	169,828
Earnings per share, diluted	$2.13	$0.55	$0.37

Outstanding anti-dilutive stock options and RSUs (5)	212	296	500
(1) The number of shares and per share amounts have been recast for all prior periods presented to reflect the effect of the Company’s Stock Split effected in the form of a stock dividend distributed on June 20, 2025.
(2) All dilutive securities are excluded when their inclusion would be anti-dilutive.
(3) The weighted-average shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period.
(4) The Company’s Capped Call Transactions represented the equivalent number of shares of the Company’s common stock (representing the number of shares for which the Notes were convertible). The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
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
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. As of December 31, 2025, the Company recorded an estimated $9.75 million accrued loss related to an agreed in principle settlement of the In re Pegasystems Inc. Derivative Litigation matter, see additional discussion below. The Company had no accrued loss for litigation as of December 31, 2024.
Appian Corp. v. Pegasystems Inc. & Youyong Zou
The Company is a defendant in litigation brought by Appian in the Circuit Court of Fairfax County, Virginia titled Appian Corp. v. Pegasystems Inc. & Youyong Zou, No. 2020-07216 (Fairfax Cty. Ct.). On May 9, 2022, the jury rendered its verdict finding that the Company had misappropriated one or more of Appian’s trade secrets, that the Company had violated the Virginia Computer Crimes Act, and that the trade secret misappropriation was willful and malicious. The jury awarded damages of $2,036,860,045 for trade secret misappropriation and $1.00 for violating the Virginia Computer Crimes Act. On September 15, 2022, the circuit court of Fairfax County entered judgment of $2,060,479,287, consisting of the damages previously awarded by the jury plus attorneys’ fees and costs, and stating that the judgment is subject to post-judgment interest at a rate of 6.0% per annum, from the date of the jury verdict (May 9, 2022) as to the amount of the jury verdict and from September 15, 2022 as to the amount of the award of attorneys’ fees and costs.
On September 15, 2022, the Company filed a notice of appeal from the Virginia Uniform Trade Secrets Act judgment. On September 29, 2022, the circuit court of Fairfax County approved a $25,000,000 letter of credit obtained by the Company to secure the judgment and entered an order suspending the judgment during the pendency of the Company’s appeal. A panel of the Court of Appeals of Virginia heard oral arguments on November 15, 2023, and issued a written opinion on July 30, 2024. The Court of Appeals reversed the judgment and ordered a new trade secrets claim trial. Appian filed a petition for appeal with the Supreme Court of Virginia on August 29, 2024, and the Company filed a response to the petition on October 21, 2024. On March 7, 2025, the Supreme Court of Virginia granted Appian’s petition for appeal and Pega’s assignments of cross-error. The Supreme Court of Virginia heard appellate oral argument on October 28, 2025. On January 8, 2026, the Supreme Court of Virginia issued a written opinion unanimously affirming the ruling of the Court of Appeals of Virginia. On January 13, 2026, the Circuit Court of Fairfax County, Virginia notified the parties that this case has been reassigned to Judge David A. Oblon for further proceedings. On January 29, 2026, the Supreme Court of Virginia remanded Appian’s trade secret case to the Court of Appeals with direction to remand to the Circuit Court of Fairfax County for further proceedings in accordance with its written opinion. Also on January 29, Judge Oblon scheduled a first status conference for the remanded trial proceedings for May 7, 2026.
The Company continues to believe that it did not misappropriate any alleged trade secrets and that its sales of the Company’s products at issue were not caused by, or the result of, any alleged misappropriation of trade secrets. The Company is unable to reasonably estimate possible damages because of, among other things, uncertainty as to the outcome of a new trial resulting from the appellate proceedings.
PS Lit Recovery, LLC v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell and Eminence Fund Long Master, Ltd., Eminence Fund Master, Ltd., Eminence Fund II Master, LP, Eminence Partners Long II, LP, Eminence Fund Leveraged Master, Ltd., Eminence Partners, L.P., Eminence Partners II, L.P. v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell
Federal court cases
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
The complaints, which are substantially similar, generally allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act, in each case by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaints also assert claims for common law fraud and negligent misrepresentation, and seek unspecified damages. The defendants moved to dismiss the complaints on March 13, 2025 and on May 21, 2025, the Court held a hearing on the motion to dismiss. At the conclusion of the hearing, the Court (i) granted the motion to dismiss as to the plaintiffs’ scheme liability claims; (ii) granted the motion to dismiss as to certain claims against Ken Stillwell; and (iii) took the motion to dismiss under advisement as to all other claims. On January 8, 2026, the Court issued a written order granting the motion to dismiss as to the Section 10(b) and common law fraud claims against Ken Stillwell and denying the motion to dismiss as to the remaining claims. The Court also entered a scheduling order setting trial for February 2027.

State court cases
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
In re Pegasystems Inc. Derivative Litigation
Federal court cases
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
On October 14, 2025, the parties jointly notified the Court that on October 2, 2025 the Massachusetts Superior Court granted defendants’ motion to dismiss the related state court derivative action (see below) and proposed that the Court refrain from issuing a decision on the motions to dismiss pending a joint submission by the parties of their respective positions on the impact of the state court dismissal on the federal court case within thirty (30) days. On December 17, 2025, the court entered an order administratively closing this action in light of the developments in the State court cases, described below.
On January 7, 2026, the Collective Plaintiffs agreed in principle to a proposed settlement of the litigation. See discussion below within the “State court cases” subsection.
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
On February 12, 2025, after submission by the parties of a stipulation and proposed order, an order was entered consolidating the Dwyer and Birch Actions and approving the schedule for the filing of a consolidated complaint and a motion to dismiss. On March 14, 2025, the plaintiffs filed a consolidated complaint in Case No. 2484CV01734. The consolidated complaint generally alleges the Defendants breached their fiduciary duties in connection with alleged misconduct by Company employees alleged in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above, and in connection with the investigation conducted and the report issued by the Demand Review Committee of the Company’s board regarding the same. The Defendants moved to dismiss the complaint and after briefing by the parties, the Court held a hearing on defendants’ motion on September 4, 2025. On October 2, 2025, the Court granted Defendants’ motion to dismiss. On January 13, 2026, the court entered final judgment in defendants’ favor.
On January 7, 2026, the parties to the federal and state court cases agreed in principle to a proposed settlement of the litigation. Under the terms of the proposed settlement, the plaintiffs in the federal and state court cases (“Collective Plaintiffs”) agreed to the dismissal of all claims upon the Company adopting certain governance reforms and payment of an estimated aggregate sum of $9.75 million inclusive of a $7 million special dividend to shareholders (excluding defendants) and Collective Plaintiffs’ attorney fees. Although the outcome of the litigation is not certain until final court approval, the Company has recorded an estimated $9.75 million accrued loss as of December 31, 2025. However, it is possible that actual future losses related to the litigation could exceed the accrual amount if and to the extent that the court does not approve the proposed settlement.
On January 23, 2026, the parties jointly moved the court for relief from the final judgment in this action for the sole purpose of permitting the parties to seek Court approval of the proposed settlement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s report on and changes in internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on this evaluation, management has concluded that (i) our internal control over financial reporting was effective as of December 31, 2025 and (ii) no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Deloitte & Touche LLP, our independent registered public accounting firm which also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in Item 8 “Financial Statements and Supplementary Data”.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
On November 11, 2025, Alan Trefler, our CEO, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) that provides for the sale of 1,500,000 shares of our common stock. The arrangement will terminate on January 13, 2027, subject to early termination for certain specified events set forth in the arrangement.
Other than as disclosed above, during the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Dividend Waiver Agreement
On February 6, 2026, the defendants in the consolidated shareholder derivative litigation captioned Dwyer et al. v. Trefler et al., 2484CV01734 (Mass. Super. Ct.) and Larkin et al. v. Trefler et al., No. 1:25-cv-10303-WGY (D. Mass.) executed a waiver in favor of the Company of the right of each person and certain affiliated people and entities to receive the cash dividend to be paid by the Company in connection with proposed settlement of the litigation, as described in "Note 20. Commitments and Contingencies" in Item 8 of this Annual Report. A copy of the dividend waiver agreement is filed herewith as Exhibit 10.23.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, information required by this item is incorporated herein by reference from the information contained in our proxy statement for our 2026 annual stockholders meeting (the “2026 proxy statement”) under the headings Executive Compensation, Election of Directors, Corporate Governance, Executive Officers, Insider Trading Policies and Procedures, and Delinquent Section 16(a) Reports, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from the information contained in the 2026 proxy statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, and “Executive Compensation” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from the information contained in the 2026 proxy statement under the headings “Executive Compensation”, “Equity Compensation Plan Information”, and “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference from the information contained in the 2026 proxy statement under the headings “Certain Relationships and Related Transactions” and “Determination of Independence” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from the information contained in the 2026 proxy statement under the heading “Independent Registered Public Accounting Firm Fees and Services” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report:
(1) Financial Statements
The following consolidated financial statements are included in Item 8:

(b) Exhibits

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Location	Filing Date
3.1	Restated Articles of Organization of the Registrant and Amendments thereto	8-K	3.1	6/18/25
3.2	Amended and Restated Bylaws of Pegasystems Inc	8-K	3.2	6/15/20
4.1	Specimen Certificate Representing the Common Stock	S-1	4.1	6/19/96
4.2	Description of Common Stock				X
10.1	2004 Long-Term Incentive Plan (as amended and restated)++	DEF 14A	Appendix A to 2025 Proxy Statement	4/25/25
10.2	Restricted Stock Unit Sub-Plan of the Registrant’s 2004 Long-Term Incentive Plan for French Participants++	DEF 14A	Appendix B to 2016 Proxy Statement	4/18/16
10.3	2006 Employee Stock Purchase Plan, as amended on June 20, 2023++	DEF 14A	Appendix B to 2023 Proxy Statement	4/28/23
10.4	Form of Global Stock Option Agreement++	10-K	10.5	2/17/21
10.5	Form of Global Restricted Stock Unit Agreement++	10-K	10.7	2/17/21
10.6	Form of Non-Employee Director Stock Option Agreement++	10-Q	10.2	10/29/04
10.7	Form of Director Indemnification Agreement++	8-K	99.1	4/11/05
10.8	Offer Letter between Pegasystems Inc. and Kenneth Stillwell dated June 1, 2016++	8-K	99.1	6/14/16
10.9	Offer Letter between Pegasystems Ltd. and John Higgins executed December 13, 2020++	10-Q	10.3	4/26/23
10.10	Compensation Program for non-employee members of the Registrant’s Board of Directors++	10-Q	10.1	10/21/25
10.11	2025 Section 16 Officers/ALT Member Corporate Incentive Compensation Plan++	8-K	99.1	2/7/25
10.12	Credit Agreement dated as of November 5, 2019 with PNC Bank, National Association	10-Q	10.1	11/7/19
10.13	Amendment to Loan Documents, dated February 18, 2020, between Pegasystems Inc. and PNC Bank, National Association	8-K	10.3	2/24/20
10.14	Amendment 2 to Loan Documents, dated July 22, 2020, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.2	7/28/20
10.15**	Amendment to Loan Documents, dated as of September 30, 2020, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.3	10/28/20
10.16	Fourth Amendment to Loan Documents, dated as of March 31, 2022, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	3/31/22
10.17	Fifth Amendment to Loan Documents, dated as of July 25, 2022, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	7/27/22
10.18	Sixth Amendment to Loan Documents, dated as of March 31, 2023, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	4/26/23
10.19	Seventh Amendment to Loan Documents, dated as of April 23, 2024, between Pegasystems Inc. and PNC Bank, National Association	10-Q	10.1	4/24/24
10.20	Eighth Amendment to Loan Documents, dated as of February 7, 2025 and effective as of February 4, 2025, between Pegasystems Inc. and PNC Bank, National Association	10-K	10.23	2/12/25
10.21	Fee Letter, dated as of March 31, 2023, for Senior Credit Facility	10-Q	10.2	4/26/23
10.22	Lease between Pegasystems Inc. and 275 Wyman LLC**	8-K	10.1	7/9/21
10.23	Dividend Waiver Agreement, dated as of February 6, 2026				X
19.1	Pegasystems Inc. Insider Trading Policy				X
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.				X
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				+
97.1	Pegasystems Inc. Compensation Recovery Policy	10-K	97.1	2/14/24
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

Pegasystems Inc.
Date:	February 10, 2026	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 10, 2026 by the following persons on behalf of the Registrant and in the capacities indicated.

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