Form 10-Q
period 2026-03-31
PEGASYSTEMS INC
filed 2026-04-21
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 167,657,568 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on April 13, 2026.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$269,962	$212,447
Marketable securities	203,992	213,352
Total cash, cash equivalents, and marketable securities	473,954	425,799
Accounts receivable, net	173,856	264,713
Unbilled receivables, net	142,057	166,478
Other current assets	114,010	121,305
Total current assets	903,877	978,295
Long-term unbilled receivables, net	87,459	102,544
Goodwill	81,380	81,506
Long-term deferred income taxes	174,251	175,472
Other long-term assets	304,031	294,027
Total assets	$1,550,998	$1,631,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,206	$12,924
Accrued expenses	79,464	44,847
Accrued compensation and related expenses	67,222	148,797
Deferred revenue	557,449	509,275
Other current liabilities	25,061	21,935
Total current liabilities	743,402	737,778
Long-term operating lease liabilities	57,075	60,825
Other long-term liabilities	44,606	45,860
Total liabilities	845,083	844,463
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 400,000 shares authorized; 168,768 and 170,347 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,688	1,703
Additional paid-in capital	227,005	330,926
Retained earnings	491,090	463,389
Accumulated other comprehensive (loss)	(13,868)	(8,637)
Total stockholders’ equity	705,915	787,381
Total liabilities and stockholders’ equity	$1,550,998	$1,631,844

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended March 31,
	2026	2025
Revenue
Subscription services	$280,348	$227,491
Subscription license	94,852	187,721
Consulting	54,773	60,421
Total revenue	429,973	475,633
Cost of revenue
Subscription services	49,449	38,128
Subscription license	471	388
Consulting	56,834	63,934
Total cost of revenue	106,754	102,450
Gross profit	323,219	373,183
Operating expenses
Selling and marketing	155,603	138,069
Research and development	82,047	74,286
General and administrative	48,573	33,828
Restructuring	(153)	11
Total operating expenses	286,070	246,194
Income from operations	37,149	126,989
Foreign currency transaction gain (loss)	1,850	(5,325)
Interest income	2,954	5,335
Interest expense	(44)	(1,027)
(Loss) on capped call transactions	—	(223)
Other (loss) income, net	(2,204)	561
Income before provision for income taxes	39,705	126,310
Provision for income taxes	6,941	40,888
Net income	$32,764	$85,422
Earnings per share
Basic	$0.19	$0.50
Diluted	$0.18	$0.46
Weighted-average number of common shares outstanding
Basic	168,817	171,804
Diluted	178,841	188,826

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
	Three Months Ended March 31,
	2026	2025
Net income	$32,764	$85,422
Other comprehensive (loss) income, net of tax
Unrealized (loss) on available-for-sale securities	(739)	(262)
Foreign currency translation adjustments	(4,492)	8,810
Total other comprehensive (loss) income, net of tax	(5,231)	8,548
Comprehensive income	$27,533	$93,970

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
December 31, 2024	172,224	$1,722	$526,102	$87,901	$(30,245)	$585,480
Repurchase of common stock	(2,920)	(30)	(118,674)	—	—	(118,704)
Issuance of common stock for stock compensation plans	1,756	18	9,736	—	—	9,754
Issuance of common stock under the employee stock purchase plan	64	2	1,909	—	—	1,911
Stock-based compensation	—	—	41,425	—	—	41,425
Cash dividends declared ($0.015 per share)	—	—	—	(2,567)	—	(2,567)
Other comprehensive income	—	—	—	—	8,548	8,548
Net income	—	—	—	85,422	—	85,422
March 31, 2025	171,124	$1,712	$460,498	$170,756	$(21,697)	$611,269

December 31, 2025	170,347	$1,703	$330,926	$463,389	$(8,637)	$787,381
Repurchase of common stock	(3,523)	(35)	(167,917)	—	—	(167,952)
Issuance of common stock for stock compensation plans	1,887	19	16,114	—	—	16,133
Issuance of common stock under the employee stock purchase plan	57	1	2,067	—	—	2,068
Stock-based compensation	—	—	45,815	—	—	45,815
Cash dividends declared ($0.03 per share)	—	—	—	(5,063)	—	(5,063)
Other comprehensive (loss)	—	—	—	—	(5,231)	(5,231)
Net income	—	—	—	32,764	—	32,764
March 31, 2026	168,768	$1,688	$227,005	$491,090	$(13,868)	$705,915

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$32,764	$85,422
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	45,815	41,425
Amortization of deferred commissions	16,101	18,504
Amortization of intangible assets and depreciation	2,933	3,137
Amortization of right-of-use lease assets	3,430	2,826
Foreign currency transaction (gain) loss	(1,850)	5,325
Loss on capped call transactions	—	223
Deferred income taxes	318	179
(Accretion) of investments	(321)	(1,526)
Loss (gain) on investments	2,188	(751)
Other non-cash	67	1,067
Change in operating assets and liabilities, net	110,806	48,397
Cash provided by operating activities	212,251	204,228
Investing activities
Purchases of investments	(18,079)	(69,318)
Proceeds from maturities and called investments	26,565	324,596
Sales of investments	—	8,497
Investment in property and equipment	(5,726)	(1,880)
Cash provided by investing activities	2,760	261,895
Financing activities
Repurchases of convertible senior notes	—	(467,864)
Dividend payments to stockholders	(5,110)	(2,583)
Proceeds from employee stock plans	20,307	13,969
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,106)	(2,304)
Common stock repurchases under stock repurchase program	(167,254)	(117,204)
Cash (used in) financing activities	(154,163)	(575,986)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,898)	3,570
Net increase (decrease) in cash, cash equivalents, and restricted cash	57,950	(106,293)
Cash, cash equivalents, and restricted cash, beginning of period	216,360	341,529
Cash, cash equivalents, and restricted cash, end of period	$274,310	$235,236

Cash and cash equivalents	$269,962	$231,129
Restricted cash included in other current assets	2,448	49
Restricted cash included in other long-term assets	1,900	4,058
Total cash, cash equivalents, and restricted cash	$274,310	$235,236

Supplemental disclosures
Non-cash investing and financing activity:
Investment in property and equipment included in accounts payable and accrued liabilities	$2,279	$1,219
Dividends payable	$5,063	$2,567
U.S. excise tax payable on net stock repurchase	$698	$—

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Pegasystems Inc. (together with its subsidiaries, “the Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information required by the generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.
In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.
All intercompany transactions and balances were eliminated in consolidation. The operating results for the interim periods presented do not necessarily indicate the expected results for fiscal year 2026.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
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
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 introduces a more principles-based framework to the capitalization of software intended for internal use focused on management’s authorization and commitment to fund a development project and the probability of whether the project will be completed and used for its intended function. ASU 2025-06 will be effective for the Company beginning January 1, 2028. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements.
NOTE 3. MARKETABLE SECURITIES

	March 31, 2026				December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$4,504	$—	$(3)	$4,501	$5,755	$3	$(4)	$5,754
Corporate debt	199,890	133	(532)	199,491	207,278	428	(108)	207,598
	$204,394	$133	$(535)	$203,992	$213,033	$431	$(112)	$213,352
As of March 31, 2026, marketable securities’ maturities ranged from April 2026 to March 2029, with a weighted-average remaining maturity of 1.3 years.
NOTE 4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable, net	$173,856	$264,713
Unbilled receivables, net	142,057	166,478
Long-term unbilled receivables, net	87,459	102,544
	$403,372	$533,735

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	March 31, 2026
1 year or less	$142,057	62%
1-2 years	75,408	33%
2-5 years	12,051	5%
	$229,516	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	March 31, 2026
2026	$38,856	17%
2025	118,744	52%
2024	41,918	18%
2023	27,371	12%
2022 and prior	2,627	1%
	$229,516	100%
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	March 31, 2026	December 31, 2025
Contract assets (1)	$21,888	$17,678
Long-term contract assets (2)	36,038	17,421
	$57,926	$35,099
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings made and payments received in advance of revenue recognition.

(in thousands)	March 31, 2026	December 31, 2025
Deferred revenue	$557,449	$509,275
Long-term deferred revenue (1)	7,154	9,568
	$564,603	$518,843
(1) Included in other long-term liabilities.
The change in deferred revenue during the three months ended March 31, 2026 was primarily due to new billings in advance of revenue recognition and $225.6 million of revenue recognized during the period included in deferred revenue as of December 31, 2025.
NOTE 5. DEFERRED COMMISSIONS

(in thousands)	March 31, 2026	December 31, 2025
Deferred commissions (1)	$96,876	$104,574
(1) Included in other long-term assets.

	Three Months Ended March 31,
(in thousands)	2026	2025
Amortization of deferred commissions (1)	$16,101	$18,504
(1) Included in selling and marketing expenses.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. GOODWILL

	Three Months Ended March 31,
(in thousands)	2026	2025
January 1,	$81,506	$81,113
Currency translation adjustments	(126)	73
March 31,	$81,380	$81,186
NOTE 7. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$53,464	$65,293
Income tax receivables	30,853	31,535
Contract assets	21,888	17,678
Indirect tax receivable	2,410	2,172
Restricted cash	2,448	1,577
Other	2,947	3,050
	$114,010	$121,305
Other long-term assets

(in thousands)	March 31, 2026	December 31, 2025
Deferred commissions	$96,876	$104,574
Right of use assets	57,675	60,574
Property and equipment	49,442	45,240
Contract assets	36,038	17,421
Venture investments	19,662	22,021
Income taxes receivable	15,531	15,459
Restricted cash	1,900	2,336
Intangible assets	1,644	1,202
Other	25,263	25,200
	$304,031	$294,027
Accrued expenses

(in thousands)	March 31, 2026	December 31, 2025
Outside professional services	$33,141	$15,233
Cloud hosting	12,962	1,064
Litigation settlements	9,750	9,750
Income and other taxes	7,900	7,273
Employee related	5,380	5,464
Marketing and sales program	3,549	1,519
Other	6,782	4,544
	$79,464	$44,847
Other current liabilities

(in thousands)	March 31, 2026	December 31, 2025
Operating lease liabilities	$15,052	$15,142
Dividends payable	5,063	5,110
Other	4,946	1,683
	$25,061	$21,935

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term liabilities

(in thousands)	March 31, 2026	December 31, 2025
Income taxes payable	$24,063	$23,331
Deferred revenue	7,154	9,568
Other	13,389	12,961
	$44,606	$45,860

NOTE 8. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance.
The Company derives substantially all of its revenue from the sale and support of one group of similar products and services – software that provides case management, business process management, and real-time decisioning solutions to improve customer engagement and operational excellence in the enterprise applications market. To assess performance, the Company’s CODM, the Chief Executive Officer, reviews financial information on a consolidated basis. Therefore, the Company determined it has one operating segment and one reportable segment. The accounting policies of the Company’s operating segment are the same as those described in "Note 2. Significant Accounting Policies" included in the Annual Report on Form 10-K for the year ended December 31, 2025. The CODM uses consolidated net income to set financial performance targets, assess performance, and make expense allocation decisions.

	Three Months Ended March 31,
(in thousands)	2026	2025
Total revenue	$429,973	$475,633
Total cost of revenue	106,754	102,450
Selling	133,144	119,118
Marketing	22,459	18,951
Research and development	82,047	74,286
General and administrative	48,573	33,828
Other segment items, net (1)	(2,709)	690
Provision for income taxes	6,941	40,888
Net income	$32,764	$85,422
(1) Includes Restructuring, Foreign currency transaction gain (loss), Interest income, Interest expense, (Loss) on capped call transactions, and Other (loss) income, net.

Long-lived assets related to the Company’s U.S. and international operations consist of property and equipment, which are included in Other long-term assets in the Company’s consolidated balance sheet:

(in thousands)	March 31, 2026		December 31, 2025
U.S.	$41,979	85%	$40,060	89%
International	7,463	15%	5,180	11%
	$49,442	100%	$45,240	100%
NOTE 9. LEASES
Expense

	Three Months Ended March 31,
(in thousands)	2026	2025
Fixed lease costs	$4,386	$3,776
Short-term lease costs	715	487
Variable lease costs	1,995	1,750
	$7,096	$6,013

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Right of use assets and lease liabilities

(in thousands)	March 31, 2026	December 31, 2025
Right of use assets (1)	$57,675	$60,574
Operating lease liabilities (2)	$15,052	$15,142
Long-term operating lease liabilities	$57,075	$60,825
(1) Included in other long-term assets.
(2) Included in other current liabilities.
Weighted-average remaining lease term and discount rate for the Company’s leases were:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term	5.2 years	5.4 years
Weighted-average discount rate (1)	5.2%	5.2%
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
Maturities of lease liabilities:

(in thousands)	March 31, 2026
Remainder of 2026	$13,947
2027	16,452
2028	14,751
2029	11,907
2030	10,266
2031	9,134
Thereafter	5,777
Total lease payments	82,234
Less: imputed interest (1)	(10,107)
$72,127
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated due to a lease reassessment event.
Cash flow information

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for operating leases, net of tenant improvement allowances	$4,180	$4,581
Right of use assets obtained in exchange for operating lease obligations	$661	$—
NOTE 10. DEBT
Credit facility
In November 2019, and as since amended, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. Effective as of February 4, 2025, the Credit Facility was amended to extend the expiration date to February 4, 2027. The Company may use borrowings for general corporate purposes and to finance working capital needs. Subject to specific conditions and the agreement of the financial institutions lending the additional amount, the aggregate commitment may be increased to $200 million. The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. Beginning with the fiscal quarter ended March 31, 2024, the Company must maintain a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0. As of March 31, 2026, the Company is compliant with all Credit Facility covenants.
As of March 31, 2026 and December 31, 2025, the Company had letters of credit of $26.7 million under the Credit Facility, however we had no cash borrowings.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11. RESTRUCTURING
The Company has undertaken the following restructuring activities intended to better align roles and capacity to an AI-first delivery model:

	Three Months Ended March 31,
(in thousands)	2026	2025
Employee severance and related costs	$(153)	$(3)
Office space reductions (1)	—	14
Restructuring	$(153)	$11
(1) These primarily relate to non-cash operating lease adjustments.
Restructuring activity:
Accrued employee severance and related costs:

	Three Months Ended March 31,
(in thousands)	2026	2025
January 1,	$12,858	$2,000
Costs incurred	(153)	(3)
Cash disbursements	(6,711)	(1,184)
Currency translation adjustments	(37)	53
March 31, (1)	$5,957	$866
(1) Included in accrued compensation and related expenses.
NOTE 12. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis
The Company records its cash equivalents, marketable securities, and venture investments at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$37,653	$—	$—	$37,653	$33,043	$8,463	$—	$41,506
Marketable securities	$—	$203,992	$—	$203,992	$—	$213,352	$—	$213,352
Venture investments	$—	$—	$19,662	$19,662	$—	$—	$22,021	$22,021
Changes in venture investments:

	Three Months Ended March 31,
(in thousands)	2026	2025
January 1,	$22,021	$21,234
New investments	—	200
Changes in foreign exchange rates	(35)	65
Changes in fair value:
included in other (loss) income, net	(2,059)	751
included in other comprehensive income	(265)	(535)
March 31,	$19,662	$21,715
The carrying value of certain financial instruments, including receivables and accounts payable, approximates fair value due to their short maturities.
NOTE 13. REVENUE
Geographic revenue
Revenues by geography are determined based on client location:

	Three Months Ended March 31,
(Dollars in thousands)	2026		2025
U.S.	$219,255	51%	$269,192	56%
Other Americas	39,259	9%	33,741	7%
United Kingdom (“U.K.”)	51,510	12%	40,742	9%
Europe (excluding U.K.), Middle East, and Africa	73,839	17%	74,056	16%
Asia-Pacific	46,110	11%	57,902	12%
	$429,973	100%	$475,633	100%
Revenue streams

	Three Months Ended March 31,
(in thousands)	2026	2025
Pega Cloud	$205,031	$151,123
Maintenance	75,317	76,368
Consulting	54,773	60,421
Revenue recognized over time	335,121	287,912
Subscription license	94,852	187,721
Revenue recognized at a point in time	94,852	187,721
Total revenue	$429,973	$475,633

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31,
(in thousands)	2026	2025
Pega Cloud	$205,031	$151,123
Maintenance	75,317	76,368
Subscription services	280,348	227,491
Subscription license	94,852	187,721
Subscription	375,200	415,212
Consulting	54,773	60,421
Total revenue	$429,973	$475,633
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of March 31, 2026:

(Dollars in thousands)	Subscription services		Subscription license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$709,105	$212,262	$64,878	$42,884	$1,029,129	51%
1-2 years	384,966	77,207	1,402	3,758	467,333	23%
2-3 years	213,496	53,806	11,150	1,378	279,830	14%
Greater than 3 years	204,057	28,945	1,013	430	234,445	12%
	$1,511,624	$372,220	$78,443	$48,450	$2,010,737	100%
As of March 31, 2025:

(Dollars in thousands)	Subscription services		Subscription license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$572,341	$229,180	$33,519	$45,320	$880,360	50%
1-2 years	331,572	73,500	3,718	2,291	411,081	24%
2-3 years	161,259	37,779	731	144	199,913	12%
Greater than 3 years	185,939	43,939	7,215	52	237,145	14%
	$1,251,111	$384,398	$45,183	$47,807	$1,728,499	100%
NOTE 14. STOCKHOLDERS' EQUITY
Stock-based Compensation Expense

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenue	$7,876	$7,823
Selling and marketing	18,454	15,781
Research and development	10,019	8,385
General and administrative	9,466	9,436
	$45,815	$41,425
Income tax benefit	$(9,164)	$(587)
As of March 31, 2026, the Company had $206 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.9 years.
Grants

	Three Months Ended March 31, 2026
(in thousands)	Quantity	Total Fair Value
Restricted stock units (1)	1,939	$87,387
Non-qualified stock options	2,992	$52,784
Performance stock options (2)	1,497	$25,804
(1) Includes units issued when employees elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Performance stock options allow the holder to purchase a specified number of Common Stock shares at an exercise price equal to or greater than the shares' fair market value at the grant date. Performance stock options granted in the three months ended March 31, 2026 vest on the second anniversary of the grant date, up to 200%, subject to the achievement of specified performance metrics over fiscal years 2026 and 2027. The options expire ten years from the grant date.
Stock repurchase program
On February 10, 2026, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2026 to June 30, 2027 and increased the authorized repurchase amount by $1 billion, of which $1.1 billion remains available as of March 31, 2026.
During the three months ended March 31, 2026, the Company repurchased 3.5 million shares of its common stock for $167.3 million at an average price per share of $47.47. The share repurchase and authorization amounts disclosed within this Form 10-Q exclude the U.S. excise tax on share repurchases. All purchases under this program have been made on the open market.
NOTE 15. INCOME TAXES
Effective income tax rate

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Provision for income taxes	$6,941	$40,888
Effective income tax rate	17%	32%
The Company’s effective income tax rate decreased in the three months ended March 31, 2026 as compared to the prior period, primarily due to excess tax benefits from stock-based compensation recognized in the current period and the absence of a valuation allowance on substantially all of the Company’s U.S. and U.K. deferred tax assets.
NOTE 16. EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, RSUs, and Convertible Senior Notes (the “Notes”), which were repaid in its entirety at maturity during the three months ended March 31, 2025.
Calculation of earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net income	$32,764	$85,422
Weighted-average common shares outstanding	168,817	171,804
Earnings per share, basic	$0.19	$0.50

Net income	$32,764	$85,422
Notes - interest expense, net of tax	—	742
Numerator for diluted EPS	$32,764	$86,164
Weighted-average effect of dilutive securities:
Notes	—	4,850
Stock options	7,044	8,610
RSUs	2,980	3,562
Effect of dilutive securities	10,024	17,022
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	178,841	188,826
Earnings per share, diluted	$0.18	$0.46

Outstanding anti-dilutive stock options and RSUs (4)	368	244
(1) All securities are excluded when their inclusion would be anti-dilutive.
(2) The weighted-average shares underlying the conversion options in the Company’s Notes are included using the if-converted method, if dilutive in the period.
(3) In February 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions expired upon maturity of the Notes during the three months ended March 31, 2025. The Company’s Capped Call Transactions represented the equivalent number of shares of the Company’s common stock (representing the number of shares for which the Notes are convertible). The Capped Call Transactions are excluded from weighted-average common shares outstanding, assuming dilution, in all periods as their effect would be anti-dilutive.
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
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. As of March 31, 2026 and December 31, 2025, the Company recorded an estimated $9.75 million accrued loss related to the agreed in principle settlement of the In re Pegasystems Inc. Derivative Litigation matter, see additional discussion below.
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
On February 27, 2026, the Court of Appeals of Virginia issued a mandate stating that the judgment is affirmed in part, reversed in part, and remanded to the Circuit Court of Fairfax County for further proceedings consistent with the views expressed in the written opinion of the Court of Appeals of Virginia.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On January 7, 2026, the parties to the federal and state court cases agreed in principle to a proposed settlement of the litigation. Under the terms of the proposed settlement, the plaintiffs in the federal and state court cases (“Collective Plaintiffs”) agreed to the dismissal of all claims upon the Company adopting certain governance reforms and payment of an estimated aggregate sum of $9.75 million, inclusive of a $7 million special dividend to shareholders (excluding defendants) and Collective Plaintiffs’ attorney fees.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 23, 2026, the parties jointly moved the court for relief from the final judgment in this action for the sole purpose of permitting the parties to seek Court approval of the proposed settlement. On February 10, 2026, the plaintiffs submitted the proposed settlement to the Court for preliminary approval. On March 18, 2026, the Court held a preliminary approval hearing and granted the parties relief from the final judgment. On April 16, 2026, the Court held a further preliminary approval hearing. The Court has preliminarily approved the proposed settlement and scheduled a final approval hearing for June 25, 2026.
Although the outcome of the litigation is not certain until final court approval, the Company has recorded an estimated $9.75 million accrued loss as of December 31, 2025. However, it is possible that actual future losses related to the litigation could exceed the accrual amount if and to the extent that the court does not approve the proposed settlement.
Pegasystems v. Appian Defamation Litigation
On August 2, 2023, the Company filed a complaint against Appian in the U.S. District Court for the District of Massachusetts, captioned Pegasystems Inc. v. Appian Corporation, 1:23-cv-11776-LTS (D. Mass.). The complaint asserts claims for defamation, trade libel, and violations of the Lanham Act, 15 U.S.C. § 1125(a) based on statements Appian made following the verdict in the litigation brought by Appian in the Circuit Court of Fairfax County, Virginia, described above. In response to a motion to dismiss filed by Appian on August 18, 2023, the Company amended the complaint to add additional factual allegations in support of the same claims. On September 22, 2023, Appian moved to dismiss the amended complaint, which the Court denied on January 5, 2024. On February 20, 2024, Appian answered the complaint, asserted counterclaims against the Company for defamation, trade libel, violations of the Lanham Act, 15 U.S.C. § 1125(a), and violations of Mass. Gen. Laws ch. 93A §§ 2 and 11, and sought a declaratory judgment that the Company was not entitled to the recovery sought in the amended complaint. On April 11, 2024, the Company moved for a more definite statement and to partially strike the counterclaims, which the Court denied on August 1, 2024. On August 15, 2024, the Company moved to dismiss the counterclaims, which the Court allowed in part and denied in part on October 8, 2024; specifically, the Court allowed the Company’s motion to dismiss the trade libel counterclaim with respect to Appian’s allegations regarding the Company’s Code of Conduct. On November 26, 2024, Appian moved for judgment on the pleadings. On March 11, 2025, the Court allowed the motion for judgment on the pleadings in part and entered judgment for Appian on the basis of a statement made by Appian’s chief executive officer, but otherwise denied the motion.
The parties exchanged opening expert reports in March 2026. The Company claims $41.9 million in damages from Appian’s conduct. Appian seeks $31.8 million in lost profits damages and further requests that the Company be required to disgorge $109.5 million in profits as unjust enrichment arising from business contracts Appian contends it competed with Pegasystems on from 2022-2025. Apart from Company revenues in which Appian contends it competed with Pegasystems for business, Appian further seeks that the Company be forced to disgorge the entirety of its profits ($2.33 billion) from 2022-2025. The Company vehemently disagrees with Appian’s entitlement to any recovery, and believes the disgorgement claim is consistent with Appian’s efforts to denigrate the Company that are the subject of the Company’s claims asserted in this litigation. The Company remains confident in the merits of its claims against Appian and the damages claimed, and disputes Appian’s counterclaims, including the amount of and legal basis for the damages sought, believes it has strong defenses to the counterclaims, and intends to vigorously defend against the counterclaims. Motions for summary judgment are due in June 2026, at which time the Company also expects to file Daubert motions. A jury trial is currently scheduled for November 2026. The Company is unable to reasonably estimate likelihood of success for either party or a range of possible gain or loss given the uncertainty as to the likelihood, amount, and timing of any potential gain or loss related to its claims or Appian’s counterclaims.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including the sufficiency of our capital, our position and estimates relating to tax, and legal proceedings.
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
These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, Part II of this Quarterly Report on Form 10-Q, and other filings we make with the SEC.
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
The forward-looking statements in this Quarterly Report represent our views as of April 21, 2026.
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
BUSINESS OVERVIEW
We develop, market, license, host, and support enterprise software that helps organizations optimize decisions and processes in real-time so they can deliver outcomes that transform their business. Our powerful platform for enterprise AI decisioning and workflow automation enables the world’s leading brands and government agencies to hyper-personalize customer experiences, automate customer service, and streamline operations, mission-critical business processes, and workflows, and transform legacy systems. Clients can leverage our AI technology and scalable architecture to accelerate their digital transformation. In addition, our sales and client success teams, world-class partners, and clients are able to leverage Pega BlueprintTM (“Blueprint”) to rapidly prototype and accelerate the development and deployment of applications quickly and collaboratively.
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

Total ACV Growth 12% (11% Constant Currency)
Pega Cloud ACV Growth 29% (27% Constant Currency)
$1,500M
$1,000M
$500M
$0M
$1,445M
$744
$701
$1,622M
$715
$907
March 31, 2025
March 31, 2026
Pega Cloud ACV

(Dollars in thousands)	March 31, 2025	March 31, 2026	Change		Constant Currency Change
Pega Cloud	$701,311	$906,652	$205,341	29%	27%
Maintenance	298,422	276,834	(21,588)	(7)%	(8)%
Subscription services	999,733	1,183,486	183,753	18%	16%
Subscription license	445,677	438,514	(7,163)	(2)%	(2)%
	$1,445,410	$1,622,000	$176,590	12%	11%
Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	March 31, 2025	March 31, 2026	1-Year Change
ACV	$1,445	$1,622	12%
Impact of changes in foreign exchange rates	—	(24)
Constant currency ACV	$1,445	$1,598	11%
Note: Constant currency ACV is calculated by applying the March 31, 2025 foreign exchange rates to current period shown.

Cash Flow

(Dollars in thousands)	Three Months Ended March 31,		Change
	2025	2026
Cash provided by operating activities	$204,228	$212,251	4%
Investment in property and equipment	(1,880)	(5,726)
Free cash flow (1)	$202,348	$206,525	2%

Supplemental information (2)
Legal fees	$2,413	$2,801
Restructuring	1,184	6,711
Interest paid on convertible senior notes	1,754	—
Income taxes, net of refunds	4,102	5,233
	$9,453	$14,745
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

Remaining performance obligations (“Backlog”)

Backlog Growth
Current - 17% (15% Constant Currency)
Total - 16% (14% Constant Currency)
$2,500M
$2,000M
$1,500M
$1,000M
$500M
$0M
$1,728M
$880
$848
$2,011M
$1,029
$982
March 31, 2025
March 31, 2026
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	March 31, 2025	March 31, 2026	1-Year Growth Rate
Backlog - GAAP	$1,728	$2,011	16%
Impact of changes in foreign exchange rates	—	(38)
Constant currency backlog	$1,728	$1,973	14%
Note: Constant currency Backlog is calculated by applying the March 31, 2025 foreign exchange rates to current period shown.
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
For more information about our critical accounting policies, we encourage you to read the discussion in the following locations in our Annual Report on Form 10-K for the year ended December 31, 2025:
•“Critical Accounting Estimates and Significant Judgments” in Item 7; and
•“Note 2. Significant Accounting Policies” in Item 8.
No significant changes have been made to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended March 31,				Change
	2026		2025
Pega Cloud	$205,031	48%	$151,123	32%	$53,908	36%
Maintenance	75,317	17%	76,368	16%	(1,051)	(1)%
Subscription services	280,348	65%	227,491	48%	52,857	23%
Subscription license	94,852	22%	187,721	39%	(92,869)	(49)%
Subscription	375,200	87%	415,212	87%	(40,012)	(10)%
Consulting	54,773	13%	60,421	13%	(5,648)	(9)%
	$429,973	100%	$475,633	100%	$(45,660)	(10)%
•The increase in Pega Cloud revenue in the three months ended March 31, 2026 was primarily due to expanded adoption of Pega Cloud by our clients.
•The decrease in maintenance revenue in the three months ended March 31, 2026 was primarily due to our clients’ shift to Pega Cloud-based offerings, which do not result in maintenance revenue.
•The decrease in subscription license revenue in the three months ended March 31, 2026 was primarily due to several large multi-year contracts recognized in revenue in the three months ended March 31, 2025.
•The decrease in consulting revenue in the three months ended March 31, 2026 was primarily due to a decrease in consultant billable hours in our Americas region.
Gross profit

(Dollars in thousands)	Three Months Ended March 31,				Change
	2026		2025
Pega Cloud	$160,490	78%	$118,654	79%	$41,836	35%
Maintenance	70,409	93%	70,709	93%	(300)	—%
Subscription services	230,899	82%	189,363	83%	41,536	22%
Subscription license	94,381	100%	187,333	100%	(92,952)	(50)%
Subscription	325,280	87%	376,696	91%	(51,416)	(14)%
Consulting	(2,061)	(4)%	(3,513)	(6)%	1,452	41%
	$323,219	75%	$373,183	78%	$(49,964)	(13)%
•The decrease in Pega Cloud gross profit percent in the three months ended March 31, 2026 was primarily due to an increase in personnel-related costs associated with investments made to support our cloud operations.
•The increase in consulting gross profit percent in the three months ended March 31, 2026 was primarily due to a decrease in compensation and benefits of $6.4 million, which was attributable to our restructuring initiatives in 2025. As our technology strategy continues to evolve, we may periodically evaluate our organizational structure to align resources with business priorities.
Operating expenses

(Dollars in thousands)	Three Months Ended March 31,		Change
	2026	2025
Selling and marketing	$155,603	$138,069	$17,534	13%
% of Revenue	36%	29%
Research and development	$82,047	$74,286	$7,761	10%
% of Revenue	19%	16%
General and administrative	$48,573	$33,828	$14,745	44%
% of Revenue	11%	7%
Restructuring	$(153)	$11	$(164)	*
% of Revenue	—%	—%
* Not meaningful
•The increase in selling and marketing in the three months ended March 31, 2026 was primarily due to increase in compensation and benefits of $10.7 million attributable to increases in headcount and equity compensation.
•The increase in research and development in the three months ended March 31, 2026 was primarily due to increase in compensation and benefits of $5.6 million attributable to increases in headcount and equity compensation.

•The increase in general and administrative in the three months ended March 31, 2026 was primarily due to an increase of $13.4 million in legal fees and related expenses arising from legal proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 17. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
Other income and expenses

(Dollars in thousands)	Three Months Ended March 31,		Change
	2026	2025
Foreign currency transaction gain (loss)	$1,850	$(5,325)	$7,175	*
Interest income	2,954	5,335	(2,381)	(45)%
Interest expense	(44)	(1,027)	983	96%
(Loss) on capped call transactions	—	(223)	223	100%
Other (loss) income, net	(2,204)	561	(2,765)	*
	$2,556	$(679)	$3,235	*
* Not meaningful

•The changes in foreign currency transaction gain (loss) in the three months ended March 31, 2026 were primarily due to fluctuations in foreign currency exchange rates associated with foreign currency-denominated receivables and intercompany balances held by our subsidiary in the United Kingdom.
•The decrease in interest income in the three months ended March 31, 2026 were primarily due to lower investment balances as a result of the repayment of the Notes at maturity on March 3, 2025.
•The decrease in interest expense in the three months ended March 31, 2026 were primarily due to the repayment of the Notes at maturity on March 3, 2025.
•The changes in (loss) on capped call transactions were due to the expiration of the capped call transactions in the three months ended March 31, 2025.
•The decrease in other (loss) income, net in the three months ended March 31, 2026 was primarily due to valuation losses from our venture investments portfolio. For additional information, see "Note 12. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report.
Provision for income taxes

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Provision for income taxes	$6,941	$40,888
Effective income tax rate	17%	32%
Our effective income tax rate decreased in the three months ended March 31, 2026 as compared to the prior period, primarily due to excess tax benefits from stock-based compensation recognized in the current period and the absence of a valuation allowance on substantially all of our U.S. and U.K. deferred tax assets.
The Organization for Economic Cooperation and Development (“OECD”) has introduced Pillar Two, a global minimum tax framework supported by more than 130 countries, with certain provisions effective for tax years beginning on or after January 1, 2024.
On January 5, 2026, the OECD issued administrative guidance introducing a side‑by‑side system that would exempt U.S.‑parented multinational groups from certain Pillar Two rules beginning in fiscal years starting on or after January 1, 2026. We will continue to monitor developments in countries’ domestic laws as they relate to the OECD model rules and the Pillar Two global minimum tax. Based on information currently available, we do not expect Pillar Two to have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$212,251	$204,228
Investing activities	2,760	261,895
Financing activities	(154,163)	(575,986)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,898)	3,570
Net increase (decrease) in cash, cash equivalents, and restricted cash	$57,950	$(106,293)

(in thousands)	March 31, 2026	December 31, 2025
Held in U.S. entities	$312,947	$157,449
Held in foreign entities	161,007	268,350
Total cash, cash equivalents, and marketable securities	473,954	425,799
Restricted cash included in other current assets	2,448	1,577
Restricted cash included in other long-term assets	1,900	2,336
Total cash, cash equivalents, marketable securities, and restricted cash	$478,302	$429,712
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
Operating activities
The change in cash provided by operating activities in the three months ended March 31, 2026 was primarily due to increase in client collections.
Investing activities
The change in cash provided by investing activities in the three months ended March 31, 2026 was primarily due to scheduled maturities of our investments in financial instruments in anticipation of the repayment of the maturing Notes in the three months ended March 31, 2025.
Financing activities
Debt financing
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. Effective as of February 4, 2025, the Credit Facility was amended to extend the expiration date to February 4, 2027.
As of March 31, 2026 and December 31, 2025, we had letters of credit of $26.7 million under the Credit Facility; however we had no cash borrowings. For additional information, see "Note 10. Debt" in Part I, Item 1 of this Quarterly Report.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands) (1)	Three Months Ended March 31, 2026
December 31, 2025	$242,254
Authorizations (2)	1,000,000
Repurchases (3)	(167,254)
March 31, 2026	$1,075,000
(1) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
(2) On February 10, 2026, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2026 to June 30, 2027 and increased the authorized repurchase amount by $1 billion.

(3) All purchases under this program have been made on the open market.
Common stock repurchases

	Three Months Ended March 31,
	2026		2025
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	3,523	$167,254	2,832	$115,704
Repurchases unpaid at period end	—	—	88	3,000
Stock repurchase program (1)	3,523	167,254	2,920	118,704
Tax withholdings for net settlement of equity awards	47	2,106	58	2,304
	3,570	$169,360	2,978	$121,008
(1) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
During the three months ended March 31, 2026 and 2025, instead of receiving cash from the equity holders, we withheld shares with a value of $1.9 million and $1.5 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We paid and intend to continue to pay a quarterly cash dividend of $0.03 per share; however, the Board of Directors may terminate or modify the dividend program without prior notice.

	Three Months Ended March 31,
(in thousands)	2026	2025
Dividend payments to stockholders	$5,110	$2,583
Contractual obligations
As of March 31, 2026, our contractual obligations were:

	Payments due by period
(in thousands)	Remainder of 2026	2027	2028	2029	2030	2031 and after	Other	Total
Purchase obligations (1)	$107,132	$190,295	$46,701	$773	$775	$—	$—	$345,676
Operating lease obligations	13,947	16,452	14,751	11,907	10,266	14,911	—	82,234
Venture investment commitments (2)	600	1,000	—	—	—	—	—	1,600
Liability for uncertain tax positions (3)	—	—	—	—	—	—	24,063	24,063
	$121,679	$207,747	$61,452	$12,680	$11,041	$14,911	$24,063	$453,573
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Three Months Ended March 31,
	2026	2025
(Decrease) in revenue	(4)%	(4)%
(Decrease) in net income	(9)%	(3)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Three Months Ended March 31,
(in thousands)	2026	2025
Foreign currency (loss)	$(23,310)	$(25,453)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2026. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in “Note 17. Commitments and Contingencies”, in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
ITEM 1A.     RISK FACTORS
We encourage you to carefully consider the risk factors identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission. These risk factors could materially affect our business, financial condition, and future results and may cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended March 31, 2026:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs (3)(4)
January 1, 2026 - January 31, 2026	1,401	$53.53	1,401	$167,254
February 1, 2026 - February 28, 2026	2,138	$43.44	2,122	$1,075,000
March 1, 2026 - March 31, 2026	76	$44.27	—	$1,075,000
	3,615	$47.37	3,523
(1) For additional information, see "Liquidity and Capital Resources" in Part I, Item 2 of this Quarterly Report.
(2) Includes shares withheld to cover the option exercise price and tax withholding obligations for stock compensation awards subject to net settlement provisions.
(3) On February 10, 2026, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2026 to June 30, 2027 and increased the authorized repurchase amount by $1 billion..
(4) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
On February 13, 2026, the Richard H. Jones Revocable Trust dated August 17, 1998 entered into a Rule 10b5-1 trading arrangement that provides for the sale of 100,000 shares of our common stock. The arrangement will terminate on February 13, 2027, subject to early termination for certain specified events set forth in the arrangement. Richard Jones, a member of our Board of Directors, is a trustee of the Richard H. Jones Revocable Trust.
On March 16, 2026, Leon Trefler, our Chief of Clients and Markets, entered into a Rule 10b5-1 trading arrangement that provides for the sale of 36,000 shares of our common stock. The arrangement will terminate on May 31, 2027, subject to early termination for certain specified events set forth in the arrangement.
Other than as disclosed above, during the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Location	Filing Date
3.1	Restated Articles of Organization of the Company and Amendments thereto	8-K	3.1	6/18/25
3.2	Amended and Restated Bylaws of Pegasystems Inc.	8-K	3.2	6/15/20
10.1	2026 Section 16 Officer Corporate Incentive Compensation Plan++	8-K	10.1	2/12/26
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.
++ Management contracts and compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	April 21, 2026	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)