Form 10-Q
period 2026-06-30
PEGASYSTEMS INC
filed 2026-07-21
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 164,404,945 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on July 13, 2026.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$185,110	$212,447
Marketable securities	176,797	213,352
Total cash, cash equivalents, and marketable securities	361,907	425,799
Accounts receivable, net	143,213	264,713
Unbilled receivables, net	154,029	166,478
Other current assets	102,559	121,305
Total current assets	761,708	978,295
Long-term unbilled receivables, net	77,947	102,544
Goodwill	81,265	81,506
Long-term deferred income taxes	176,903	175,472
Other long-term assets	286,220	294,027
Total assets	$1,384,043	$1,631,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,964	$12,924
Accrued expenses	92,295	44,847
Accrued compensation and related expenses	87,583	148,797
Deferred revenue	462,532	509,275
Other current liabilities	23,886	21,935
Total current liabilities	719,260	737,778
Long-term operating lease liabilities	56,996	60,825
Other long-term liabilities	47,403	45,860
Total liabilities	823,659	844,463
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 400,000 shares authorized; 164,358 and 170,347 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,644	1,703
Additional paid-in capital	72,300	330,926
Retained earnings	499,493	463,389
Accumulated other comprehensive (loss)	(13,053)	(8,637)
Total stockholders’ equity	560,384	787,381
Total liabilities and stockholders’ equity	$1,384,043	$1,631,844

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Subscription services	$288,462	$246,014	$568,810	$473,505
Subscription license	82,028	80,674	176,880	268,395
Consulting	50,226	57,824	104,999	118,245
Total revenue	420,716	384,512	850,689	860,145
Cost of revenue
Subscription services	53,941	41,510	103,390	79,638
Subscription license	267	364	738	752
Consulting	53,821	67,700	110,655	131,634
Total cost of revenue	108,029	109,574	214,783	212,024
Gross profit	312,687	274,938	635,906	648,121
Operating expenses
Selling and marketing	165,408	147,131	321,011	285,200
Research and development	84,168	78,784	166,215	153,070
General and administrative	43,740	31,788	92,313	65,616
Restructuring	2,735	(44)	2,582	(33)
Total operating expenses	296,051	257,659	582,121	503,853
Income from operations	16,636	17,279	53,785	144,268
Foreign currency transaction (loss) gain	(1,364)	(14,008)	486	(19,333)
Interest income	2,500	3,248	5,454	8,583
Interest expense	(45)	(1)	(89)	(1,028)
(Loss) on capped call transactions	—	—	—	(223)
Other income (loss), net	786	18,729	(1,418)	19,290
Income before provision for (benefit from) income taxes	18,513	25,247	58,218	151,557
Provision for (benefit from) income taxes	5,179	(4,830)	12,120	36,058
Net income	$13,334	$30,077	$46,098	$115,499
Earnings per share
Basic	$0.08	$0.18	$0.28	$0.67
Diluted	$0.08	$0.17	$0.26	$0.63
Weighted-average number of common shares outstanding
Basic	165,613	170,776	167,206	171,287
Diluted	171,765	182,160	175,294	185,477

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$13,334	$30,077	$46,098	$115,499
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on available-for-sale securities	(79)	184	(818)	(78)
Foreign currency translation adjustments	894	17,201	(3,598)	26,011
Total other comprehensive income (loss), net of tax	815	17,385	(4,416)	25,933
Comprehensive income	$14,149	$47,462	$41,682	$141,432

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
December 31, 2024	172,224	$1,722	$526,102	$87,901	$(30,245)	$585,480
Repurchase of common stock	(2,920)	(30)	(118,674)	—	—	(118,704)
Issuance of common stock for stock compensation plans	1,756	18	9,736	—	—	9,754
Issuance of common stock under the employee stock purchase plan	64	2	1,909	—	—	1,911
Stock-based compensation	—	—	41,425	—	—	41,425
Cash dividends declared ($0.015 per share)	—	—	—	(2,567)	—	(2,567)
Other comprehensive income	—	—	—	—	8,548	8,548
Net income	—	—	—	85,422	—	85,422
March 31, 2025	171,124	$1,712	$460,498	$170,756	$(21,697)	$611,269
Repurchase of common stock	(3,147)	(31)	(132,454)	—	—	(132,485)
Issuance of common stock for stock compensation plans	3,086	30	64,876	—	—	64,906
Issuance of common stock under the employee stock purchase plan	39	—	1,816	—	—	1,816
Stock-based compensation	—	—	36,730	—	—	36,730
Cash dividends declared ($0.03 per share)	—	—	—	(5,156)	—	(5,156)
Other comprehensive income	—	—	—	—	17,385	17,385
Net income	—	—	—	30,077	—	30,077
June 30, 2025	171,102	$1,711	$431,466	$195,677	$(4,312)	$624,542

December 31, 2025	170,347	$1,703	$330,926	$463,389	$(8,637)	$787,381
Repurchase of common stock	(3,523)	(35)	(167,917)	—	—	(167,952)
Issuance of common stock for stock compensation plans	1,887	19	16,114	—	—	16,133
Issuance of common stock under the employee stock purchase plan	57	1	2,067	—	—	2,068
Stock-based compensation	—	—	45,815	—	—	45,815
Cash dividends declared ($0.03 per share)	—	—	—	(5,063)	—	(5,063)
Other comprehensive (loss)	—	—	—	—	(5,231)	(5,231)
Net income	—	—	—	32,764	—	32,764
March 31, 2026	168,768	$1,688	$227,005	$491,090	$(13,868)	$705,915
Repurchase of common stock	(5,335)	(53)	(201,565)	—	—	(201,618)
Issuance of common stock for stock compensation plans	855	8	8,856	—	—	8,864
Issuance of common stock under the employee stock purchase plan	70	1	1,778	—	—	1,779
Stock-based compensation	—	—	36,226	—	—	36,226
Cash dividends declared ($0.03 per share)	—	—	—	(4,931)	—	(4,931)
Other comprehensive income	—	—	—	—	815	815
Net income	—	—	—	13,334	—	13,334
June 30, 2026	164,358	$1,644	$72,300	$499,493	$(13,053)	$560,384

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$46,098	$115,499
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	82,041	78,155
Amortization of deferred commissions	31,947	33,578
Amortization of intangible assets and depreciation	5,799	6,319
Amortization of right-of-use lease assets	6,889	5,803
Foreign currency transaction (gain) loss	(486)	19,333
Loss on capped call transactions	—	223
Deferred income taxes	(2,267)	282
(Accretion) of investments	(524)	(2,110)
Loss (gain) on investments	2,168	(19,480)
Other non-cash	68	1,067
Change in operating assets and liabilities, net	126,492	51,827
Cash provided by operating activities	298,225	290,496
Investing activities
Purchases of investments	(33,295)	(158,703)
Proceeds from maturities and called investments	52,415	345,166
Sales of investments	16,679	30,547
Investment in property and equipment	(9,967)	(4,015)
Cash provided by investing activities	25,832	212,995
Financing activities
Repurchases of convertible senior notes	—	(467,864)
Dividend payments to stockholders	(10,173)	(5,150)
Proceeds from employee stock plans	31,746	84,987
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,902)	(6,600)
Common stock repurchases under stock repurchase program	(367,701)	(251,689)
Cash (used in) financing activities	(349,030)	(646,316)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,299)	7,407
Net (decrease) in cash, cash equivalents, and restricted cash	(27,272)	(135,418)
Cash, cash equivalents, and restricted cash, beginning of period	216,360	341,529
Cash, cash equivalents, and restricted cash, end of period	$189,088	$206,111

Cash and cash equivalents	$185,110	$201,565
Restricted cash included in other current assets	2,448	—
Restricted cash included in other long-term assets	1,530	4,546
Total cash, cash equivalents, and restricted cash	$189,088	$206,111

Supplemental disclosures
Non-cash investing and financing activity:
Investment in property and equipment included in accounts payable and accrued liabilities	$3,707	$1,661
Dividends payable	$4,931	$5,156
Right of use assets obtained in exchange for operating lease obligations	$2,664	$3,077
U.S. excise tax payable on net stock repurchase	$2,462	$—

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
NOTE 3. MARKETABLE SECURITIES

	June 30, 2026				December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$1,003	$—	$(1)	$1,002	$5,755	$3	$(4)	$5,754
Corporate debt	176,300	59	(564)	175,795	207,278	428	(108)	207,598
	$177,303	$59	$(565)	$176,797	$213,033	$431	$(112)	$213,352
As of June 30, 2026, marketable securities’ maturities ranged from July 2026 to June 2029, with a weighted-average remaining maturity of 2.0 years.
NOTE 4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable, net	$143,213	$264,713
Unbilled receivables, net	154,029	166,478
Long-term unbilled receivables, net	77,947	102,544
	$375,189	$533,735

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	June 30, 2026
1 year or less	$154,029	66%
1-2 years	63,258	28%
2-5 years	14,689	6%
	$231,976	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	June 30, 2026
2026	$56,216	24%
2025	111,580	48%
2024	36,610	16%
2023	25,326	11%
2022 and prior	2,244	1%
	$231,976	100%
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	June 30, 2026	December 31, 2025
Contract assets (1)	$15,718	$17,678
Long-term contract assets (2)	27,569	17,421
	$43,287	$35,099
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings made and payments received in advance of revenue recognition.

(in thousands)	June 30, 2026	December 31, 2025
Deferred revenue	$462,532	$509,275
Long-term deferred revenue (1)	5,905	9,568
	$468,437	$518,843
(1) Included in other long-term liabilities.
The change in deferred revenue during the six months ended June 30, 2026 was primarily due to new billings in advance of revenue recognition and $365.4 million of revenue recognized during the period included in deferred revenue as of December 31, 2025.
NOTE 5. DEFERRED COMMISSIONS

(in thousands)	June 30, 2026	December 31, 2025
Deferred commissions (1)	$90,133	$104,574
(1) Included in other long-term assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization of deferred commissions (1)	$15,846	$15,074	$31,947	$33,578
(1) Included in selling and marketing expenses.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. GOODWILL

	Six Months Ended June 30,
(in thousands)	2026	2025
January 1,	$81,506	$81,113
Currency translation adjustments	(241)	425
June 30,	$81,265	$81,538
NOTE 7. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$48,002	$65,293
Income tax receivables	31,353	31,535
Contract assets	15,718	17,678
Restricted cash	2,448	1,577
Indirect tax receivable	2,135	2,172
Other	2,903	3,050
	$102,559	$121,305
Other long-term assets

(in thousands)	June 30, 2026	December 31, 2025
Deferred commissions	$90,133	104,574
Right of use assets	56,161	60,574
Property and equipment	53,309	45,240
Contract assets	27,569	17,421
Venture investments	19,663	22,021
Income taxes receivable	15,734	15,459
Restricted cash	1,530	2,336
Intangible assets	1,410	1,202
Other	20,711	25,200
	$286,220	$294,027
Accrued expenses

(in thousands)	June 30, 2026	December 31, 2025
Outside professional services	$35,182	$15,233
Cloud hosting	20,013	1,064
Litigation settlements	9,750	9,750
Marketing and sales program	7,612	1,519
Income and other taxes	7,381	7,273
Employee related	5,890	5,464
Other	6,467	4,544
	$92,295	$44,847
Other current liabilities

(in thousands)	June 30, 2026	December 31, 2025
Operating lease liabilities	$15,020	$15,142
Dividends payable	4,931	5,110
Other	3,935	1,683
	$23,886	$21,935

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term liabilities

(in thousands)	June 30, 2026	December 31, 2025
Income taxes payable	$24,828	$23,331
Deferred revenue	5,905	9,568
Other	16,670	12,961
	$47,403	$45,860

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$420,716	$384,512	$850,689	$860,145
Total cost of revenue	108,029	109,574	214,783	212,024
Selling	132,154	116,050	265,298	235,168
Marketing	33,254	31,081	55,713	50,032
Research and development	84,168	78,784	166,215	153,070
General and administrative	43,740	31,788	92,313	65,616
Other segment items, net (1)	858	(8,012)	(1,851)	(7,322)
Provision for (benefit from) income taxes	5,179	(4,830)	12,120	36,058
Net income	$13,334	$30,077	$46,098	$115,499
(1) Includes Restructuring, Foreign currency transaction (loss) gain, Interest income, Interest expense, (Loss) on capped call transactions, and Other income (loss), net.

Long-lived assets related to the Company’s U.S. and international operations consist of property and equipment, which are included in Other long-term assets in the Company’s consolidated balance sheet:

(in thousands)	June 30, 2026		December 31, 2025
U.S.	$41,965	79%	$40,060	89%
International	11,344	21%	5,180	11%
	$53,309	100%	$45,240	100%
NOTE 9. DEBT
Credit facility
In November 2019, and as since amended, the Company entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. Effective as of February 4, 2025, the Credit Facility was amended to extend the expiration date to February 4, 2027. The Company may use borrowings for general corporate purposes and to finance working capital needs. Subject to specific conditions and the agreement of the financial institutions lending the additional amount, the aggregate commitment may be increased to $200 million. The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. Beginning with the fiscal quarter ended March 31, 2024, the Company must maintain a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0. As of June 30, 2026, the Company is compliant with all Credit Facility covenants.
As of June 30, 2026 and December 31, 2025, the Company had letters of credit of $1.7 million and $26.7 million, respectively, under the Credit Facility, however we had no cash borrowings.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10. RESTRUCTURING
The Company has undertaken the following restructuring activities intended to better align roles and capacity to an AI-first delivery model:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Employee severance and related costs	$2,735	$(54)	$2,582	$(57)
Office space reductions (1)	—	10	—	24
Restructuring	$2,735	$(44)	$2,582	$(33)
(1) These primarily relate to non-cash operating lease adjustments.
Restructuring activity:
Accrued employee severance and related costs:

	Six Months Ended June 30,
(in thousands)	2026	2025
January 1,	$12,858	$2,000
Costs incurred	2,582	(57)
Cash disbursements	(11,449)	(1,354)
Currency translation adjustments	(15)	117
June 30, (1)	$3,976	$706
(1) Included in accrued compensation and related expenses.
NOTE 11. FAIR VALUE MEASUREMENTS
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$7,060	$1,494	$—	$8,554	$33,043	$8,463	$—	$41,506
Marketable securities	$—	$176,797	$—	$176,797	$—	$213,352	$—	$213,352
Venture investments	$—	$—	$19,663	$19,663	$—	$—	$22,021	$22,021
Changes in venture investments:

	Six Months Ended June 30,
(in thousands)	2026	2025
January 1,	$22,021	$21,234
New investments	—	11,529
Sales of investments	—	(33,223)
Changes in foreign exchange rates	(34)	166
Changes in fair value:
included in other income (loss), net	(2,059)	19,480
included in other comprehensive income	(265)	(535)
June 30,	$19,663	$18,651
The carrying value of certain financial instruments, including receivables and accounts payable, approximates fair value due to their short maturities.
NOTE 12. REVENUE
Geographic revenue
Revenues by geography are determined based on client location:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026		2025		2026		2025
U.S.	$196,292	47%	$208,116	54%	$415,547	49%	$477,308	56%
Other Americas	27,148	6%	19,632	5%	66,407	8%	53,373	6%
United Kingdom (“U.K.”)	65,400	16%	40,634	11%	116,910	14%	81,376	9%
Europe (excluding U.K.), Middle East, and Africa	73,292	17%	64,420	17%	147,131	17%	138,476	16%
Asia-Pacific	58,584	14%	51,710	13%	104,694	12%	109,612	13%
	$420,716	100%	$384,512	100%	$850,689	100%	$860,145	100%
Revenue streams

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Pega Cloud	$213,934	$166,743	$418,965	$317,866
Maintenance	74,528	79,271	149,845	155,639
Consulting	50,226	57,824	104,999	118,245
Revenue recognized over time	338,688	303,838	673,809	591,750
Subscription license	82,028	80,674	176,880	268,395
Revenue recognized at a point in time	82,028	80,674	176,880	268,395
Total revenue	$420,716	$384,512	$850,689	$860,145

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Pega Cloud	$213,934	$166,743	$418,965	$317,866
Maintenance	74,528	79,271	149,845	155,639
Subscription services	288,462	246,014	568,810	473,505
Subscription license	82,028	80,674	176,880	268,395
Subscription	370,490	326,688	745,690	741,900
Consulting	50,226	57,824	104,999	118,245
Total revenue	$420,716	$384,512	$850,689	$860,145
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of June 30, 2026:

(Dollars in thousands)	Subscription services		Subscription license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$704,447	$198,492	$42,537	$47,220	$992,696	49%
1-2 years	393,855	82,004	1,546	3,747	481,152	24%
2-3 years	222,052	50,070	7,583	899	280,604	14%
Greater than 3 years	241,679	20,480	958	1,062	264,179	13%
	$1,562,033	$351,046	$52,624	$52,928	$2,018,631	100%
As of June 30, 2025:

(Dollars in thousands)	Subscription services		Subscription license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$603,683	$220,954	$62,222	$39,798	$926,657	51%
1-2 years	334,586	79,345	4,262	2,846	421,039	23%
2-3 years	172,513	49,587	746	252	223,098	12%
Greater than 3 years	210,416	46,843	7,220	56	264,535	14%
	$1,321,198	$396,729	$74,450	$42,952	$1,835,329	100%
NOTE 13. STOCKHOLDERS' EQUITY
Stock-based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$6,752	$7,288	$14,628	$15,111
Selling and marketing	14,555	14,378	33,009	30,159
Research and development	7,943	7,490	17,962	15,875
General and administrative	6,976	7,574	16,442	17,010
	$36,226	$36,730	$82,041	$78,155
Income tax benefit	$(7,091)	$(566)	$(16,255)	$(1,153)
As of June 30, 2026, the Company had $166.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years.
Grants

	Six Months Ended June 30, 2026
(in thousands)	Quantity	Total Fair Value
Restricted stock units (1)	2,080	$92,716
Non-qualified stock options	3,159	$55,302
Performance stock options (2)	1,497	$25,804
(1) Includes units issued when employees elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Performance stock options allow the holder to purchase a specified number of Common Stock shares at an exercise price equal to or greater than the shares' fair market value at the grant date. Performance stock options granted in the six months ended June 30, 2026 vest on the second anniversary of the grant date, up to 200%, subject to the achievement of specified performance metrics over fiscal years 2026 and 2027. The options expire ten years from the grant date.
Stock repurchase program
On February 10, 2026, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2026 to June 30, 2027 and increased the authorized repurchase amount by $1 billion, of which $0.9 billion remains available as of June 30, 2026.
During the six months ended June 30, 2026, the Company repurchased 8.9 million shares of its common stock for $367.2 million at an average price per share of $41.46. The share repurchase and authorization amounts disclosed within this Form 10-Q exclude the U.S. excise tax on share repurchases. All purchases under this program have been made on the open market.
NOTE 14. INCOME TAXES
Effective income tax rate

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Provision for (benefit from) income taxes	$12,120	$36,058
Effective income tax rate	21%	24%
The Company’s effective income tax rate decreased in the six months ended June 30, 2026 as compared to the prior period, primarily due to excess tax benefits from stock-based compensation recognized in the current period and the absence of a valuation allowance on substantially all of the Company’s U.S. and U.K. deferred tax assets.
NOTE 15. EARNINGS PER SHARE
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
Calculation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$13,334	$30,077	$46,098	$115,499
Weighted-average common shares outstanding	165,613	170,776	167,206	171,287
Earnings per share, basic	$0.08	$0.18	$0.28	$0.67

Net income	$13,334	$30,077	$46,098	$115,499
Notes - interest expense, net of tax	—	—	—	742
Numerator for diluted EPS	$13,334	$30,077	$46,098	$116,241
Weighted-average effect of dilutive securities:
Notes	—	—	—	2,412
Stock options	4,118	8,190	5,581	8,400
RSUs	2,034	3,194	2,507	3,378
Effect of dilutive securities	6,152	11,384	8,088	14,190
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	171,765	182,160	175,294	185,477
Earnings per share, diluted	$0.08	$0.17	$0.26	$0.63

Outstanding anti-dilutive stock options and RSUs (4)	200	502	284	373
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

NOTE 16. COMMITMENTS AND CONTINGENCIES
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
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. As of June 30, 2026 and December 31, 2025, the Company recorded an estimated $9.75 million accrued loss related to the agreed in principle settlement of the In re Pegasystems Inc. Derivative Litigation matter, see additional discussion below.
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
On January 8, 2026, the Supreme Court of Virginia issued a written opinion unanimously affirming the ruling of the Court of Appeals of Virginia. On January 13, 2026, the Circuit Court of Fairfax County, Virginia notified the parties that this case has been reassigned to Judge David A. Oblon for further proceedings. On January 29, 2026, the Supreme Court of Virginia remanded Appian’s trade secret case to the Court of Appeals with direction to remand to the Circuit Court of Fairfax County for further proceedings in accordance with its written opinion. On May 7, 2026 Judge Oblon held a first status conference for the remanded trial proceedings and set the retrial to commence on January 11, 2027.
On February 27, 2026, the Court of Appeals of Virginia issued a mandate stating that the judgment is affirmed in part, reversed in part, and remanded to the Circuit Court of Fairfax County for further proceedings consistent with the views expressed in the written opinion of the Court of Appeals of Virginia. On May 7, 2026, the Court released the Company from its obligation to maintain the $25,000,000 letter of credit securing the judgment and the letter of credit was released on June 29, 2026.
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
On January 7, 2026, the Collective Plaintiffs agreed in principle to a proposed settlement of the litigation, and a final order approving the proposed settlement was entered by the Massachusetts Superior Court on June 30, 2026. See discussion below within the “State court cases” subsection. On July 2, 2026, in light of the settlement, the parties to the federal court Consolidated Action filed a stipulation and proposed order of dismissal with prejudice as to all claims. On July 16, 2026, the Court signed the order dismissing the Consolidated Action with prejudice.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On January 23, 2026, the parties jointly moved the court for relief from the final judgment in this action for the sole purpose of permitting the parties to seek Court approval of the proposed settlement. On February 10, 2026, the plaintiffs submitted the proposed settlement to the Court for preliminary approval. On March 18, 2026, the Court held a preliminary approval hearing and granted the parties relief from the final judgment. On April 16, 2026, the Court preliminarily approved the proposed settlement and it held a final settlement approval hearing on June 25, 2026. On June 30, 2026, the Court entered an order for final approval of the settlement, including a $7 million special dividend to shareholders (excluding defendants) and payment by the Company of $2.75 million in Collective Plaintiffs’ attorney fees. Also on July 2, 2026, the Court entered a final judgment and order of dismissal dismissing the consolidated complaint with prejudice.
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
The parties exchanged opening expert reports in March 2026. The Company claims $41.9 million in damages from Appian’s conduct. Appian seeks $31.8 million in lost profits damages and further requests that the Company be required to disgorge $109.5 million in profits as unjust enrichment arising from business contracts Appian contends it competed with Pegasystems on from 2022-2025. Apart from Company revenues in which Appian contends it competed with Pegasystems for business, Appian further seeks that the Company be forced to disgorge the entirety of its profits ($2.33 billion) from 2022-2025. The Company vehemently disagrees with Appian’s entitlement to any recovery, and believes the disgorgement claim is consistent with Appian’s efforts to denigrate the Company that are the subject of the Company’s claims asserted in this litigation. The Company remains confident in the merits of its claims against Appian and the damages claimed, and disputes Appian’s counterclaims, including the amount of and legal basis for the damages sought, believes it has strong defenses to the counterclaims, and intends to vigorously defend against the counterclaims. Summary judgment briefing was completed on July 16, 2026 and oral argument on summary judgment motions is scheduled for July 24, 2026. Briefing on Daubert motions pertinent to summary judgment is expected to be completed on July 23, 2026, with any remaining Daubert motions due on September 18, 2026. A jury trial is currently scheduled for November 2026. The Company is unable to reasonably estimate likelihood of success for either party or a range of possible gain or loss given the uncertainty as to the likelihood, amount, and timing of any potential gain or loss related to its claims or Appian’s counterclaims.

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
The forward-looking statements in this Quarterly Report represent our views as of July 21, 2026.
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

Total ACV Growth 7% (8% Constant Currency)
Pega Cloud ACV Growth 22%
$1,514M
$1,620M
$1,500M
$1,000M
$500M
$0M
$753
$761
$694
$926
June 30, 2025
June 30, 2026
Pega Cloud ACV

(Dollars in thousands)	June 30, 2025	June 30, 2026	Change		Constant Currency Change
Pega Cloud	$761,051	$926,290	$165,239	22%	22%
Maintenance	301,375	271,328	(30,047)	(10)%	(9)%
Subscription services	1,062,426	1,197,618	135,192	13%	13%
Subscription license	451,591	422,316	(29,275)	(6)%	(6)%
	$1,514,017	$1,619,934	$105,917	7%	8%
Unprecedented changes in the AI market caused clients to delay their purchasing decisions. As a result, our ACV growth rate significantly slowed during the six months ended June 30, 2026, as compared to the same period last year. These factors may continue to adversely affect the ACV growth rate for the rest of the year.
Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	June 30, 2025	June 30, 2026	1-Year Change
ACV	$1,514	$1,620	7%
Impact of changes in foreign exchange rates	—	10
Constant currency ACV	$1,514	$1,630	8%
Note: Constant currency ACV is calculated by applying the June 30, 2025 foreign exchange rates to current period shown.

Cash Flow

(Dollars in thousands)	Six Months Ended June 30,		Change
	2025	2026
Cash provided by operating activities	$290,496	$298,225	3%
Investment in property and equipment	(4,015)	(9,967)
Free cash flow (1)	$286,481	$288,258	1%

Supplemental information (2)
Legal fees	$10,020	$9,188
Restructuring	1,354	11,449
Interest paid on convertible senior notes	1,754	—
Other	—	(689)
Income taxes, net of refunds	(702)	10,842
	$12,426	$30,790
As a result of the factors discussed under ACV above, our cash flow generation may continue to be adversely affected for the rest of the year.
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
(2) The supplemental information below identifies certain items included in operating cash flow that may affect comparability between periods.
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
•Other: One-time cash flow items not part of our ongoing operations.
•Income taxes, net of refunds: Direct income taxes paid net of refunds received.

Remaining performance obligations (“Backlog”)

Backlog Growth
Current - 7% (8% Constant Currency)
Total - 10% (11% Constant Currency)
$2,500M
$2,000M
$1,500M
$1,000M
$500M
$0M
$1,835M
$927
$908
$2,019M
$993
$1,026
June 30, 2025
June 30, 2026
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	June 30, 2025	June 30, 2026	1-Year Growth Rate
Backlog - GAAP	$1,835	$2,019	10%
Impact of changes in foreign exchange rates	—	20
Constant currency backlog	$1,835	$2,039	11%
Note: Constant currency Backlog is calculated by applying the June 30, 2025 foreign exchange rates to current period shown.
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

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2026		2025				2026		2025
Pega Cloud	$213,934	51%	$166,743	43%	$47,191	28%	$418,965	49%	$317,866	37%	$101,099	32%
Maintenance	74,528	18%	79,271	21%	(4,743)	(6)%	149,845	18%	155,639	18%	(5,794)	(4)%
Subscription services	288,462	69%	246,014	64%	42,448	17%	568,810	67%	473,505	55%	95,305	20%
Subscription license	82,028	19%	80,674	21%	1,354	2%	176,880	21%	268,395	31%	(91,515)	(34)%
Subscription	370,490	88%	326,688	85%	43,802	13%	745,690	88%	741,900	86%	3,790	1%
Consulting	50,226	12%	57,824	15%	(7,598)	(13)%	104,999	12%	118,245	14%	(13,246)	(11)%
	$420,716	100%	$384,512	100%	$36,204	9%	$850,689	100%	$860,145	100%	$(9,456)	(1)%
•The increases in Pega Cloud revenue in the three and six months ended June 30, 2026 were primarily due to expanded adoption of Pega Cloud by our clients.
•The decreases in maintenance revenue in the three and six months ended June 30, 2026 were primarily due to our clients’ shift to Pega Cloud-based offerings, which do not result in maintenance revenue.
•The increase in subscription license revenue in the three months ended June 30, 2026 was primarily due to the timing of client contract renewals. The decrease in subscription license revenue in the six months ended June 30, 2026 was primarily due to several large multi-year contracts recognized in revenue in the six months ended June 30, 2025.
•The decreases in consulting revenue in the three and six months ended June 30, 2026 were primarily due to a decrease in consultant billable hours in our Americas region.
Gross profit

(Dollars in thousands)	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2026		2025				2026		2025
Pega Cloud	$166,641	78%	$130,985	79%	$35,656	27%	$327,131	78%	$249,639	79%	$77,492	31%
Maintenance	67,880	91%	73,519	93%	(5,639)	(8)%	138,289	92%	144,228	93%	(5,939)	(4)%
Subscription services	234,521	81%	204,504	83%	30,017	15%	465,420	82%	393,867	83%	71,553	18%
Subscription license	81,761	100%	80,310	100%	1,451	2%	176,142	100%	267,643	100%	(91,501)	(34)%
Subscription	316,282	85%	284,814	87%	31,468	11%	641,562	86%	661,510	89%	(19,948)	(3)%
Consulting	(3,595)	(7)%	(9,876)	(17)%	6,281	64%	(5,656)	(5)%	(13,389)	(11)%	7,733	58%
	$312,687	74%	$274,938	72%	$37,749	14%	$635,906	75%	$648,121	75%	$(12,215)	(2)%
•The decreases in Pega Cloud gross profit percent in the three and six months ended June 30, 2026 were primarily due to increases in personnel-related costs associated with investments made to support the expansion of our cloud operations.
•The decreases in maintenance gross profit percent in the three and six months ended June 30, 2026 were primarily due to higher compensation and benefits from increased headcount.
•The increases in consulting gross profit percent in the three and six months ended June 30, 2026 were primarily due to decreases in compensation and benefits of $12.1 million and $18.5 million, respectively, which were attributable to our restructuring initiatives in 2025. As our technology strategy continues to evolve, we may periodically evaluate our organizational structure to align resources with business priorities.
Operating expenses

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025			2026	2025
Selling and marketing	$165,408	$147,131	$18,277	12%	$321,011	$285,200	$35,811	13%
% of Revenue	39%	38%			38%	33%
Research and development	$84,168	$78,784	$5,384	7%	$166,215	$153,070	$13,145	9%
% of Revenue	20%	20%			20%	18%
General and administrative	$43,740	$31,788	$11,952	38%	$92,313	$65,616	$26,697	41%
% of Revenue	10%	8%			11%	8%
Restructuring	$2,735	$(44)	$2,779	*	$2,582	$(33)	$2,615	*
% of Revenue	1%	—%			—%	—%
* Not meaningful

•The increases in selling and marketing in the three and six months ended June 30, 2026 were primarily due to increases in compensation and benefits of $12.6 million and $23.2 million, respectively, attributable to higher headcount as we continue to expand our prospective and current client engagement.
•The increase in research and development in the three months ended June 30, 2026 was primarily due to an increase in outside professional services of $2.1 million and an increase in cloud hosting expenses of $1.5 million. The increase in research and development in the six months ended June 30, 2026 was primarily due to an increase in compensation and benefits of $4.7 million attributable to increases in headcount and equity compensation and an increase in cloud hosting expenses of $2.8 million.
•The increases in general and administrative in the three and six months ended June 30, 2026 were primarily due to increases of $11.5 million and $25 million, respectively, in legal fees and related expenses arising from legal proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 16. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
•The increases in restructuring in the three and six months ended June 30, 2026 were primarily due to cash severance and related costs incurred in connection with workforce reductions intended to better align roles to an AI-first delivery model. For additional information, see "Note 10. Restructuring" in Part I, Item 1 of this Quarterly Report.
Other income and expenses

(Dollars in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025			2026	2025
Foreign currency transaction (loss) gain	$(1,364)	$(14,008)	$12,644	90%	$486	$(19,333)	$19,819	*
Interest income	2,500	3,248	(748)	(23)%	5,454	8,583	(3,129)	(36)%
Interest expense	(45)	(1)	(44)	*	(89)	(1,028)	939	91%
(Loss) on capped call transactions	—	—	—	*	—	(223)	223	100%
Other income (loss), net	786	18,729	(17,943)	(96)%	(1,418)	19,290	(20,708)	*
	$1,877	$7,968	$(6,091)	(76)%	$4,433	$7,289	$(2,856)	(39)%
* Not meaningful

•The changes in foreign currency transaction (loss) gain in the three and six months ended June 30, 2026 were primarily due to fluctuations in foreign currency exchange rates associated with foreign currency-denominated receivables and intercompany balances held by our subsidiary in the United Kingdom.
•The decreases in interest income in the three and six months ended June 30, 2026 were primarily due to lower investment balances.
•The decrease in interest expense in the six months ended June 30, 2026 was primarily due to the repayment of the Notes at maturity on March 3, 2025.
•The changes in (loss) on capped call transactions were due to the expiration of the capped call transactions in the three months ended March 31, 2025.
•The decrease in other income (loss), net in the three and six months ended June 30, 2026 was primarily due to the gain from the partial sale of a venture investment in 2025. For additional information, see "Note 11. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report.
Provision for (benefit from) income taxes

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Provision for (benefit from) income taxes	$12,120	$36,058
Effective income tax rate	21%	24%
Our effective income tax rate decreased in the six months ended June 30, 2026 as compared to the prior period, primarily due to excess tax benefits from stock-based compensation recognized in the current period and the absence of a valuation allowance on substantially all of our U.S. and U.K. deferred tax assets.
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

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$298,225	$290,496
Investing activities	25,832	212,995
Financing activities	(349,030)	(646,316)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,299)	7,407
Net (decrease) in cash, cash equivalents, and restricted cash	$(27,272)	$(135,418)

(in thousands)	June 30, 2026	December 31, 2025
Held in U.S. entities	$213,027	$157,449
Held in foreign entities	148,880	268,350
Total cash, cash equivalents, and marketable securities	361,907	425,799
Restricted cash included in other current assets	2,448	1,577
Restricted cash included in other long-term assets	1,530	2,336
Total cash, cash equivalents, marketable securities, and restricted cash	$365,885	$429,712
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
Operating activities
The change in cash provided by operating activities in the six months ended June 30, 2026 was primarily due to increase in client collections.
Investing activities
The change in cash provided by investing activities in the six months ended June 30, 2026 was primarily due to scheduled maturities of our investments in financial instruments in anticipation of the repayment of the maturing Notes in 2025.
Financing activities
Debt financing
In November 2019, and as since amended, we entered into a five-year $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. Effective as of February 4, 2025, the Credit Facility was amended to extend the expiration date to February 4, 2027.
As of June 30, 2026 and December 31, 2025, we had letters of credit of $1.7 million and $26.7 million, respectively, under the Credit Facility; however we had no cash borrowings. For additional information, see "Note 9. Debt" in Part I, Item 1 of this Quarterly Report.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands) (1)	Six Months Ended June 30, 2026
December 31, 2025	$242,254
Authorizations (2)	1,000,000
Repurchases (3)	(367,200)
June 30, 2026	$875,054
(1) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
(2) On February 10, 2026, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2026 to June 30, 2027 and increased the authorized repurchase amount by $1 billion.
(3) All purchases under this program have been made on the open market.

Common stock repurchases

	Six Months Ended June 30,
	2026		2025
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	8,858	$367,200	6,049	$250,189
Repurchases unpaid at period end	—	—	18	1,000
Stock repurchase program (1)	8,858	367,200	6,067	251,189
Tax withholdings for net settlement of equity awards	70	2,902	146	6,600
	8,928	$370,102	6,213	$257,789
(1) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
During the six months ended June 30, 2026 and 2025, instead of receiving cash from the equity holders, we withheld shares with a value of $2.3 million and $7.3 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We paid and intend to continue to pay a quarterly cash dividend of $0.03 per share; however, the Board of Directors may terminate or modify the dividend program without prior notice.

	Six Months Ended June 30,
(in thousands)	2026	2025
Dividend payments to stockholders	$10,173	$5,150
Contractual obligations
There have been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Six Months Ended June 30,
	2026	2025
(Decrease) in revenue	(4)%	(4)%
(Decrease) in net income	(14)%	(3)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Six Months Ended June 30,
(in thousands)	2026	2025
Foreign currency (loss)	$(18,818)	$(26,453)

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2026. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in “Note 16. Commitments and Contingencies”, in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended June 30, 2026:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchased Programs (3)(4)
April 1, 2026 - April 30, 2026	3,157	$39.59	3,157	$950,000
May 1, 2026 - May 31, 2026	1,194	$34.03	1,177	$910,000
June 1, 2026 - June 30, 2026	1,017	$34.94	1,001	$875,054
	5,368	$37.47	5,335
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
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
On June 15, 2026, the Dianne Ledingham Family Legacy Trust U/A DTD 3/12/2025 entered into a Rule 10b5-1 trading arrangement that provides for the sale of 24,000 shares of our common stock. The arrangement will terminate on August 2, 2027, subject to early termination for certain specified events set forth in the arrangement. Dianne Ledingham, a member of our Board of Directors, is the grantor of the Dianne Ledingham Family Legacy Trust, and members of her immediate family are beneficiaries.
Other than as disclosed above, during the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Pegasystems Inc.

Dated:	July 21, 2026	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)