Form 10-Q
period 2026-09-30
PEGASYSTEMS INC
filed 2026-10-20
CIK 1013857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 163,663,545 shares of the Registrant’s common stock, $0.01 par value per share, outstanding on October 12, 2026.

Table of Contents

PEGASYSTEMS INC.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents
PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$202,190	$212,447
Marketable securities	107,521	213,352
Total cash, cash equivalents, and marketable securities	309,711	425,799
Accounts receivable, net	130,121	264,713
Unbilled receivables, net	151,240	166,478
Other current assets	112,807	121,305
Total current assets	703,879	978,295
Long-term unbilled receivables, net	79,355	102,544
Goodwill	81,270	81,506
Long-term deferred income taxes	172,493	175,472
Other long-term assets	293,296	294,027
Total assets	$1,330,293	$1,631,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57,619	$12,924
Accrued expenses	77,067	44,847
Accrued compensation and related expenses	91,609	148,797
Deferred revenue	429,469	509,275
Other current liabilities	23,231	21,935
Total current liabilities	678,995	737,778
Long-term operating lease liabilities	54,643	60,825
Other long-term liabilities	47,594	45,860
Total liabilities	781,232	844,463
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, 1,000 shares authorized; none issued	—	—
Common stock, 400,000 shares authorized; 163,580 and 170,347 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,636	1,703
Additional paid-in capital	52,667	330,926
Retained earnings	508,679	463,389
Accumulated other comprehensive (loss)	(13,921)	(8,637)
Total stockholders’ equity	549,061	787,381
Total liabilities and stockholders’ equity	$1,330,293	$1,631,844

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Subscription services	$291,578	$264,198	$860,388	$737,703
Subscription license	55,578	60,758	232,458	329,153
Consulting	46,203	56,394	151,202	174,639
Total revenue	393,359	381,350	1,244,048	1,241,495
Cost of revenue
Subscription services	54,490	42,978	157,880	122,616
Subscription license	268	314	1,006	1,066
Consulting	49,088	62,601	159,743	194,235
Total cost of revenue	103,846	105,893	318,629	317,917
Gross profit	289,513	275,457	925,419	923,578
Operating expenses
Selling and marketing	143,754	140,129	464,765	425,329
Research and development	74,311	78,756	240,526	231,826
General and administrative	38,612	42,108	130,925	107,724
Litigation settlement	16,000	—	16,000	—
Restructuring	1,975	(5)	4,557	(38)
Total operating expenses	274,652	260,988	856,773	764,841
Income from operations	14,861	14,469	68,646	158,737
Foreign currency transaction gain (loss)	589	7,154	1,075	(12,179)
Interest income	1,814	2,660	7,268	11,243
Interest expense	(64)	(144)	(153)	(1,172)
(Loss) on capped call transactions	—	—	—	(223)
Other income (loss), net	578	(43)	(840)	19,247
Income before provision for (benefit from) income taxes	17,778	24,096	75,996	175,653
Provision for (benefit from) income taxes	3,686	(19,268)	15,806	16,790
Net income	$14,092	$43,364	$60,190	$158,863
Earnings per share
Basic	$0.09	$0.25	$0.36	$0.93
Diluted	$0.08	$0.24	$0.35	$0.86
Weighted-average number of common shares outstanding
Basic	163,757	170,567	166,043	171,045
Diluted	168,642	184,095	173,064	185,005

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$14,092	$43,364	$60,190	$158,863
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale securities	(503)	89	(1,321)	11
Foreign currency translation adjustments	(365)	(4,595)	(3,963)	21,416
Total other comprehensive (loss) income, net of tax	(868)	(4,506)	(5,284)	21,427
Comprehensive income	$13,224	$38,858	$54,906	$180,290

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount
December 31, 2024	172,224	$1,722	$526,102	$87,901	$(30,245)	$585,480
Repurchase of common stock	(2,920)	(30)	(118,674)	—	—	(118,704)
Issuance of common stock for stock compensation plans	1,756	18	9,736	—	—	9,754
Issuance of common stock under the employee stock purchase plan	64	2	1,909	—	—	1,911
Stock-based compensation	—	—	41,425	—	—	41,425
Cash dividends declared ($0.015 per share)	—	—	—	(2,567)	—	(2,567)
Other comprehensive income	—	—	—	—	8,548	8,548
Net income	—	—	—	85,422	—	85,422
March 31, 2025	171,124	$1,712	$460,498	$170,756	$(21,697)	$611,269
Repurchase of common stock	(3,147)	(31)	(132,454)	—	—	(132,485)
Issuance of common stock for stock compensation plans	3,086	30	64,876	—	—	64,906
Issuance of common stock under the employee stock purchase plan	39	—	1,816	—	—	1,816
Stock-based compensation	—	—	36,730	—	—	36,730
Cash dividends declared ($0.03 per share)	—	—	—	(5,156)	—	(5,156)
Other comprehensive income	—	—	—	—	17,385	17,385
Net income	—	—	—	30,077	—	30,077
June 30, 2025	171,102	$1,711	$431,466	$195,677	$(4,312)	$624,542
Repurchase of common stock	(2,675)	(27)	(142,549)	—	—	(142,576)
Issuance of common stock for stock compensation plans	2,078	21	36,082	—	—	36,103
Issuance of common stock under the employee stock purchase plan	40	—	1,978	—	—	1,978
Stock-based compensation	—	—	43,041	—	—	43,041
Cash dividends declared ($0.03 per share)	—	—	—	(5,116)	—	(5,116)
Other comprehensive (loss)	—	—	—	—	(4,506)	(4,506)
Net income	—	—	—	43,364	—	43,364
September 30, 2025	170,545	$1,705	$370,018	$233,925	$(8,818)	$596,830

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Number of shares	Amount

December 31, 2025	170,347	$1,703	$330,926	$463,389	$(8,637)	$787,381
Repurchase of common stock	(3,523)	(35)	(167,917)	—	—	(167,952)
Issuance of common stock for stock compensation plans	1,887	19	16,114	—	—	16,133
Issuance of common stock under the employee stock purchase plan	57	1	2,067	—	—	2,068
Stock-based compensation	—	—	45,815	—	—	45,815
Cash dividends declared ($0.03 per share)	—	—	—	(5,063)	—	(5,063)
Other comprehensive (loss)	—	—	—	—	(5,231)	(5,231)
Net income	—	—	—	32,764	—	32,764
March 31, 2026	168,768	$1,688	$227,005	$491,090	$(13,868)	$705,915
Repurchase of common stock	(5,335)	(53)	(201,565)	—	—	(201,618)
Issuance of common stock for stock compensation plans	855	8	8,856	—	—	8,864
Issuance of common stock under the employee stock purchase plan	70	1	1,778	—	—	1,779
Stock-based compensation	—	—	36,226	—	—	36,226
Cash dividends declared ($0.03 per share)	—	—	—	(4,931)	—	(4,931)
Other comprehensive income	—	—	—	—	815	815
Net income	—	—	—	13,334	—	13,334
June 30, 2026	164,358	$1,644	$72,300	$499,493	$(13,053)	$560,384
Repurchase of common stock	(2,020)	(20)	(65,190)	—	—	(65,210)
Issuance of common stock for stock compensation plans	1,181	11	15,144	—	—	15,155
Issuance of common stock under the employee stock purchase plan	61	1	1,734	—	—	1,735
Stock-based compensation	—	—	28,679	—	—	28,679
Cash dividends declared ($0.03 per share)	—	—	—	(4,906)	—	(4,906)
Other comprehensive (loss)	—	—	—	—	(868)	(868)
Net income	—	—	—	14,092	—	14,092
September 30, 2026	163,580	$1,636	$52,667	$508,679	$(13,921)	$549,061

See notes to unaudited condensed consolidated financial statements.

PEGASYSTEMS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$60,190	$158,863
Adjustments to reconcile net income to cash provided by operating activities
Stock-based compensation	110,720	121,196
Amortization of deferred commissions	46,552	50,494
Amortization of intangible assets and depreciation	9,303	9,414
Amortization of right-of-use lease assets	10,359	8,988
Foreign currency transaction (gain) loss	(1,075)	12,179
Deferred income taxes	2,286	235
(Accretion) of investments	(712)	(2,574)
Loss (gain) on investments	1,595	(19,438)
Other non-cash	168	1,749
Change in operating assets and liabilities, net	64,913	5,690
Cash provided by operating activities	304,299	346,796
Investing activities
Purchases of investments	(76,543)	(238,956)
Proceeds from maturities and called investments	65,595	362,436
Sales of investments	114,460	99,902
Investment in property and equipment	(14,474)	(8,485)
Cash provided by investing activities	89,038	214,897
Financing activities
Repurchases of convertible senior notes	—	(467,864)
Dividend payments to stockholders	(15,104)	(10,306)
Proceeds from employee stock plans	49,460	129,112
Common stock repurchases for tax withholdings for net settlement of equity awards	(3,726)	(12,644)
Common stock repurchases under stock repurchase program	(432,700)	(394,689)
Cash (used in) financing activities	(402,070)	(756,391)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,590)	6,971
Net (decrease) in cash, cash equivalents, and restricted cash	(11,323)	(187,727)
Cash, cash equivalents, and restricted cash, beginning of period	216,360	341,529
Cash, cash equivalents, and restricted cash, end of period	$205,037	$153,802

Cash and cash equivalents	$202,190	$148,699
Restricted cash included in other current assets	957	—
Restricted cash included in other long-term assets	1,890	5,103
Total cash, cash equivalents, and restricted cash	$205,037	$153,802

Supplemental disclosures
Non-cash investing and financing activity:
Investment in property and equipment included in accounts payable and accrued liabilities	$1,635	$1,840
Dividends payable	$4,906	$5,116
Right of use assets obtained in exchange for operating lease obligations	$4,322	$4,765
U.S. excise tax payable on net stock repurchase	$2,671	$576

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
NOTE 3. MARKETABLE SECURITIES

	September 30, 2026				December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt	$—	$—	$—	$—	$5,755	$3	$(4)	$5,754
Corporate debt	108,699	3	(1,181)	107,521	207,278	428	(108)	207,598
	$108,699	$3	$(1,181)	$107,521	$213,033	$431	$(112)	$213,352
As of September 30, 2026, marketable securities’ maturities ranged from October 2026 to September 2029, with a weighted-average remaining maturity of 2.0 years.
NOTE 4. RECEIVABLES, CONTRACT ASSETS, AND DEFERRED REVENUE
Receivables

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable, net	$130,121	$264,713
Unbilled receivables, net	151,240	166,478
Long-term unbilled receivables, net	79,355	102,544
	$360,716	$533,735

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unbilled receivables
Unbilled receivables are client-committed amounts for which revenue recognition precedes billing. Billing is solely subject to the passage of time.
Unbilled receivables by expected collection date:

(Dollars in thousands)	September 30, 2026
1 year or less	$151,240	66%
1-2 years	65,071	28%
2-5 years	14,284	6%
	$230,595	100%
Unbilled receivables by contract effective date:

(Dollars in thousands)	September 30, 2026
2026	$74,641	32%
2025	109,856	48%
2024	29,542	13%
2023	14,765	6%
2022 and prior	1,791	1%
	$230,595	100%
Contract assets
Contract assets are client-committed amounts for which revenue recognized exceeds the amount billed to the client, and billing is subject to conditions other than the passage of time, such as the completion of a related performance obligation.

(in thousands)	September 30, 2026	December 31, 2025
Contract assets (1)	$20,302	$17,678
Long-term contract assets (2)	36,556	17,421
	$56,858	$35,099
(1) Included in other current assets.
(2) Included in other long-term assets.
Deferred revenue
Deferred revenue consists of billings made and payments received in advance of revenue recognition.

(in thousands)	September 30, 2026	December 31, 2025
Deferred revenue	$429,469	$509,275
Long-term deferred revenue (1)	4,536	9,568
	$434,005	$518,843
(1) Included in other long-term liabilities.
The change in deferred revenue during the nine months ended September 30, 2026 was primarily due to new billings in advance of revenue recognition and $457.4 million of revenue recognized during the period included in deferred revenue as of December 31, 2025.
NOTE 5. DEFERRED COMMISSIONS

(in thousands)	September 30, 2026	December 31, 2025
Deferred commissions (1)	$88,967	$104,574
(1) Included in other long-term assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization of deferred commissions (1)	$14,605	$16,916	$46,552	$50,494
(1) Included in selling and marketing expenses.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. GOODWILL

	Nine Months Ended September 30,
(in thousands)	2026	2025
January 1,	$81,506	$81,113
Currency translation adjustments	(236)	289
September 30,	$81,270	$81,402
NOTE 7. OTHER ASSETS AND LIABILITIES
Other current assets

(in thousands)	September 30, 2026	December 31, 2025
Income tax receivables	$47,124	$31,535
Prepaid expenses	39,934	65,293
Contract assets	20,302	17,678
Indirect tax receivable	2,381	2,172
Restricted cash	957	1,577
Other	2,109	3,050
	$112,807	$121,305
Other long-term assets

(in thousands)	September 30, 2026	December 31, 2025
Deferred commissions	$88,967	$104,574
Right of use assets	54,412	60,574
Property and equipment	52,511	45,240
Contract assets	36,556	17,421
Venture investments	21,313	22,021
Income taxes receivable	16,069	15,459
Restricted cash	1,890	2,336
Intangible assets	1,175	1,202
Other	20,403	25,200
	$293,296	$294,027
Accrued expenses

(in thousands)	September 30, 2026	December 31, 2025
Outside professional services	$19,784	$15,233
Cloud hosting	18,375	1,064
Litigation settlements	16,000	9,750
Income and other taxes	8,445	7,273
Employee related	6,017	5,464
Marketing and sales program	2,050	1,519
Other	6,396	4,544
	$77,067	$44,847
Other current liabilities

(in thousands)	September 30, 2026	December 31, 2025
Operating lease liabilities	$14,382	$15,142
Dividends payable	4,906	5,110
Other	3,943	1,683
	$23,231	$21,935

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other long-term liabilities

(in thousands)	September 30, 2026	December 31, 2025
Income taxes payable	$26,053	$23,331
Deferred revenue	4,536	9,568
Other	17,005	12,961
	$47,594	$45,860

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$393,359	$381,350	$1,244,048	$1,241,495
Total cost of revenue	103,846	105,893	318,629	317,917
Selling	120,470	119,764	385,768	354,932
Marketing	23,284	20,365	78,997	70,397
Research and development	74,311	78,756	240,526	231,826
General and administrative	38,612	42,108	130,925	107,724
Other segment items, net (1)	15,058	(9,632)	13,207	(16,954)
Provision for (benefit from) income taxes	3,686	(19,268)	15,806	16,790
Net income	$14,092	$43,364	$60,190	$158,863
(1) Includes Restructuring, Foreign currency transaction gain (loss), Interest income, Interest expense, (Loss) on capped call transactions, and Other income (loss), net.

Long-lived assets related to the Company’s U.S. and international operations consist of property and equipment, which are included in Other long-term assets in the Company’s consolidated balance sheet:

(in thousands)	September 30, 2026		December 31, 2025
U.S.	$41,145	78%	$40,060	89%
International	11,366	22%	5,180	11%
	$52,511	100%	$45,240	100%
NOTE 9. DEBT
Credit facility
In November 2019, and as since amended, the Company entered into a $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. On October 16, 2026, the Credit Facility was amended to, among other changes, increase the borrowing capacity to $200 million and extend the expiration date to October 16, 2031. The Company may use borrowings for general corporate purposes and to finance working capital needs. Subject to specific conditions and the agreement of the financial institutions lending the additional amount, the aggregate commitment may be increased to $300 million.
The Credit Facility, as amended, contains customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. The Credit Facility is secured by substantially all assets of the Company. Beginning with the fiscal quarter ended March 31, 2024, the Company must maintain a maximum net consolidated leverage ratio of 3.5 to 1.0 (with a step-up for certain acquisitions) and a minimum consolidated interest coverage ratio of 3.5 to 1.0. As of September 30, 2026, the Company is compliant with all Credit Facility covenants.
As of September 30, 2026 and December 31, 2025, the Company had letters of credit of $1.7 million and $26.7 million, respectively, under the Credit Facility, however we had no cash borrowings.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10. RESTRUCTURING
The Company has undertaken the following restructuring activities intended to better align roles and capacity to an AI-first delivery model:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Employee severance and related costs	$1,975	$(11)	$4,557	$(68)
Office space reductions (1)	—	6	—	30
Restructuring	$1,975	$(5)	$4,557	$(38)
(1) These primarily relate to non-cash operating lease adjustments.
Restructuring activity:
Accrued employee severance and related costs:

	Nine Months Ended September 30,
(in thousands)	2026	2025
January 1,	$12,858	$2,000
Costs incurred	4,557	(68)
Cash disbursements	(15,442)	(1,681)
Currency translation adjustments	(12)	115
September 30, (1)	$1,961	$366
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$8,631	$5,419	$—	$14,050	$33,043	$8,463	$—	$41,506
Marketable securities	$—	$107,521	$—	$107,521	$—	$213,352	$—	$213,352
Venture investments	$—	$—	$21,313	$21,313	$—	$—	$22,021	$22,021
Changes in venture investments:

	Nine Months Ended September 30,
(in thousands)	2026	2025
January 1,	$22,021	$21,234
New investments	900	13,129
Sales of investments	—	(33,223)
Changes in foreign exchange rates	(34)	129
Changes in fair value:
included in other income (loss), net	(1,309)	19,480
included in other comprehensive income	(265)	(535)
September 30,	$21,313	$20,214
The carrying value of certain financial instruments, including receivables and accounts payable, approximates fair value due to their short maturities.
NOTE 12. REVENUE
Geographic revenue
Revenues by geography are determined based on client location:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026		2025		2026		2025
U.S.	$175,734	44%	$185,132	49%	$591,281	48%	$662,440	54%
Other Americas	30,043	8%	23,511	6%	96,450	8%	76,884	6%
United Kingdom (“U.K.”)	45,255	11%	53,099	14%	162,165	13%	134,475	11%
Europe (excluding U.K.), Middle East, and Africa	69,299	18%	64,410	17%	216,430	17%	202,886	16%
Asia-Pacific	73,028	19%	55,198	14%	177,722	14%	164,810	13%
	$393,359	100%	$381,350	100%	$1,244,048	100%	$1,241,495	100%
Revenue streams

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Pega Cloud	$218,925	$184,549	$637,890	$502,415
Maintenance	72,653	79,649	222,498	235,288
Consulting	46,203	56,394	151,202	174,639
Revenue recognized over time	337,781	320,592	1,011,590	912,342
Subscription license	55,578	60,758	232,458	329,153
Revenue recognized at a point in time	55,578	60,758	232,458	329,153
Total revenue	$393,359	$381,350	$1,244,048	$1,241,495

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Pega Cloud	$218,925	$184,549	$637,890	$502,415
Maintenance	72,653	79,649	222,498	235,288
Subscription services	291,578	264,198	860,388	737,703
Subscription license	55,578	60,758	232,458	329,153
Subscription	347,156	324,956	1,092,846	1,066,856
Consulting	46,203	56,394	151,202	174,639
Total revenue	$393,359	$381,350	$1,244,048	$1,241,495
Remaining performance obligations ("Backlog")
Expected future revenue from existing non-cancellable contracts:
As of September 30, 2026:

(Dollars in thousands)	Subscription services		Subscription license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$730,041	$180,906	$32,317	$42,205	$985,469	49%
1-2 years	416,308	85,371	1,476	1,463	504,618	25%
2-3 years	233,510	46,416	7,348	574	287,848	14%
Greater than 3 years	216,977	12,544	945	963	231,429	12%
	$1,596,836	$325,237	$42,086	$45,205	$2,009,364	100%
As of September 30, 2025:

(Dollars in thousands)	Subscription services		Subscription license	Consulting	Total
	Pega Cloud	Maintenance
1 year or less	$609,511	$199,651	$46,386	$43,979	$899,527	51%
1-2 years	319,940	71,730	4,404	2,478	398,552	23%
2-3 years	164,125	48,668	746	114	213,653	12%
Greater than 3 years	195,133	40,385	7,220	56	242,794	14%
	$1,288,709	$360,434	$58,756	$46,627	$1,754,526	100%
NOTE 13. STOCKHOLDERS' EQUITY
Stock-based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$6,124	$6,626	$20,751	$21,737
Selling and marketing	9,499	15,009	42,509	45,168
Research and development	6,010	7,914	23,972	23,789
General and administrative	7,046	13,492	23,488	30,502
	$28,679	$43,041	$110,720	$121,196
Income tax benefit	$(5,466)	$(547)	$(21,720)	$(1,700)
As of September 30, 2026, the Company had $116.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.7 years.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Grants

	Nine Months Ended September 30, 2026
(in thousands)	Quantity	Total Fair Value
Restricted stock units (1)	2,222	$97,287
Non-qualified stock options	3,423	$58,826
Performance stock options (2)	1,497	$25,804
Common stock	27	$875
(1) Includes units issued when employees elect to receive 50% of the employee’s target incentive compensation under the Company’s Corporate Incentive Compensation Plan (the “CICP”) in the form of RSUs instead of cash.
(2) Performance stock options allow the holder to purchase a specified number of Common Stock shares at an exercise price equal to or greater than the shares' fair market value at the grant date. Performance stock options granted in the nine months ended September 30, 2026 vest on the second anniversary of the grant date, up to 200%, subject to the achievement of specified performance metrics over fiscal years 2026 and 2027. The options expire ten years from the grant date.
Stock repurchase program
On February 10, 2026, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2026 to June 30, 2027 and increased the authorized repurchase amount by $1 billion, of which $810.1 million remains available as of September 30, 2026.
During the nine months ended September 30, 2026, the Company repurchased 10.9 million shares of its common stock for $432.2 million at an average price per share of $39.73. The share repurchase and authorization amounts disclosed within this Form 10-Q exclude the U.S. excise tax on share repurchases. All purchases under this program have been made on the open market.
NOTE 14. INCOME TAXES
Effective income tax rate

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Provision for (benefit from) income taxes	$15,806	$16,790
Effective income tax rate	21%	10%
The Company’s effective income tax rate increased in the nine months ended September 30, 2026 as compared to the prior period, primarily due to a decrease in excess tax benefits from stock-based compensation recognized in the current period and the absence of a benefit related to the valuation allowance associated with substantially all of the Company’s U.S. and U.K. deferred tax assets in the prior period.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Calculation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$14,092	$43,364	$60,190	$158,863
Weighted-average common shares outstanding	163,757	170,567	166,043	171,045
Earnings per share, basic	$0.09	$0.25	$0.36	$0.93

Net income	$14,092	$43,364	$60,190	$158,863
Notes - interest expense, net of tax	—	—	—	742
Numerator for diluted EPS	$14,092	$43,364	$60,190	$159,605
Weighted-average effect of dilutive securities:
Notes	—	—	—	1,599
Stock options	3,170	10,113	4,778	8,971
RSUs	1,715	3,415	2,243	3,390
Effect of dilutive securities	4,885	13,528	7,021	13,960
Weighted-average common shares outstanding, assuming dilution (1) (2) (3)	168,642	184,095	173,064	185,005
Earnings per share, diluted	$0.08	$0.24	$0.35	$0.86

Outstanding anti-dilutive stock options and RSUs (4)	84	54	217	267
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
In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. As of September 30, 2026, the Company recorded an estimated $16 million accrued loss related to litigation settlements. As of December 31, 2025, the Company recorded an estimated $9.75 million accrued loss related to the settlement of the In re Pegasystems Inc. Derivative Litigation matter, see additional discussion below.
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

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On September 15, 2022, the Company appealed the Virginia Uniform Trade Secrets Act judgment. A panel of the Court of Appeals of Virginia heard oral arguments on November 15, 2023, and issued a unanimous written opinion on July 30, 2024. The Court of Appeals reversed the judgment and ordered a new trade secrets claim trial. Appian filed a petition for appeal with the Supreme Court of Virginia on August 29, 2024, which was granted on March 7, 2025 for appeal and the Company’s assignments of cross-error.
On January 8, 2026, the Supreme Court of Virginia issued a unanimous written opinion affirming the ruling of the Court of Appeals of Virginia. On January 13, 2026, the Circuit Court of Fairfax County, Virginia notified the parties that this case has been reassigned to Judge David A. Oblon for further proceedings. On January 29, 2026, the Supreme Court of Virginia remanded Appian’s trade secret case to the Court of Appeals with direction to remand to the Circuit Court of Fairfax County for further proceedings in accordance with its written opinion. On February 27, 2026, the Court of Appeals of Virginia issued a mandate stating that the judgment is affirmed in part, reversed in part, and remanded to the Circuit Court of Fairfax County for further proceedings consistent with the views expressed in the written opinion of the Court of Appeals of Virginia. On May 7, 2026, Judge Oblon held a first status conference for the remanded trial proceedings and set the retrial to commence on January 11, 2027.
On September 24, 2026, Judge Oblon entered a Scheduling Order which he amended on October 1, 2026. In those orders, Appian was granted the opportunity to have pretrial motions heard on October 16 and November 13, 2026; the Company was granted the opportunity to have pretrial motions heard on November 6 and December 18, 2026. On October 16, 2026, the Court granted Appian’s motion to present a reasonable royalty damages theory it was barred from presenting at the original trial. In that reasonable royalty claim, Appian seeks $284.6 million in damages for accused marketing and sales activities and $1.36 billion in damages for accused Pega Platform revisions. If the jury finds there was trade secret misappropriation, it could award either unjust enrichment or reasonable royalty damages.
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
On December 4, 2024, the shareholders representing approximately 3% of the settlement class that opted out of the court approved settlement in the class action matter captioned City of Fort Lauderdale Police and Firefighters’ Retirement System, Individually and on Behalf of All Others Similarly Situated v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:22-cv-00578-LMB-IDD) (the “Class Action”) filed two lawsuits against the Company, the Company’s chief executive officer, and the Company’s chief operating and financial officer in the United States District Court for the District of Massachusetts. The first was captioned Eminence Fund Long Master, Ltd., Eminence Fund Master, Ltd., Eminence Fund II Master, LP, Eminence Partners Long II, LP, Eminence Fund Leveraged Master, Ltd., Eminence Partners, L.P., and Eminence Partners II, L.P. v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:24-cv-12999-WGY); the second was captioned PS Lit Recovery, LLC v. Pegasystems Inc., Alan Trefler, and Kenneth Stillwell (Case 1:24-cv-11220-WGY).
The complaints, which are substantially similar, generally allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and that the individual defendants violated Section 20(a) of the Exchange Act, in each case by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts about the Company’s business, operations, and prospects, which caused the Company’s securities to trade at artificially inflated prices. The complaints also assert claims for common law fraud and negligent misrepresentation and seek unspecified damages.
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
On September 18, 2026, the parties to the federal and state court opt out securities cases agreed to a final settlement of these suits. Under the terms of the final settlement, the plaintiffs in the federal and state court opt out securities cases agreed to the dismissal of all claims with prejudice. On October 5, 2026, stipulations of dismissal with prejudice were filed with the Court.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On September 18, 2026, the parties to the federal and state court cases agreed to a final settlement of the litigation and on October 6, 2026, a notice of voluntary dismissal was prejudice was filed with the Court. See discussion above within the “Federal court cases” subsection.
In re Pegasystems Inc. Derivative Litigation
As previously disclosed, the Company entered into a settlement of derivative lawsuits captioned Mary Larkin and Dag Sagfors, Derivatively on Behalf of Nominal Defendant Pegasystems Inc. v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Leon Trefler, Larry Weber, Kenneth Stillwell, Don Schuerman, Kerim Akgonul, and Benjamin Baril, and Pegasystems Inc., nominal defendant (Case 1:25-cv-10303), filed in the United States District Court for the District of Massachusetts, and John Dwyer and Ray Gerber, Plaintiffs, v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Larry Weber, Leon Trefler, Don Schuerman, Kerim Akgonul, and Benjamin Baril, and Pegasystems Inc., Nominal Defendant (Case 2484CV01734), and Jayne Birch and Robert Garfield, Plaintiffs, v. Alan Trefler, Peter Gyenes, Richard Jones, Christopher Lafond, Dianne Ledingham, Sharon Rowlands, Larry Weber, Kerim Akgonul, Don Schuerman, Leon Trefler, Douglas Kim, John Petronio, Benjamin Baril, and Kenneth Stillwell, and Pegasystems Inc., Nominal Defendant (Case 2484CV03076-BLS-1), filed in the Business Litigation Section of the Superior Court in Suffolk County, Massachusetts. On June 30, 2026, the Massachusetts Superior Court entered an order for final approval of the settlement, including a $7 million special dividend to shareholders (excluding defendants) and payment by the Company of $2.75 million in plaintiffs’ attorney fees. On July 2, 2026, in light of the settlement, the parties to the federal court action filed a stipulation and proposed order of dismissal with prejudice as to all claims. On July 16, 2026, the Court signed the order dismissing the federal court action with prejudice. Also on July 2, 2026, the state court entered a final judgment and order of dismissal dismissing the consolidated state cases with prejudice. On September 16, 2026, the special dividend was paid, concluding the matter.
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
The parties exchanged opening expert reports in March 2026. The Company claims $41.9 million in damages from Appian’s conduct. Appian seeks $31.8 million in lost profits damages and further requests that the Company be required to disgorge $109.5 million in profits as unjust enrichment arising from business contracts Appian contends it competed with Pegasystems on from 2022-2025. Apart from Company revenues in which Appian contends it competed with Pegasystems for business, Appian further sought that the Company be forced to disgorge the entirety of its profits ($2.33 billion) from 2022-2025. Oral argument on summary judgment motions was held on July 24, 2026. On August 21, 2026, the Court issued an opinion granting in part and denying in part the parties’ cross-motions for summary judgment. Among other things, the Court dismissed Appian’s $2.33 billion disgorgement claim. The Court allowed the Company’s defamation, trade libel, and Lanham Act claims to proceed to trial on certain challenged statements, and it allowed Appian’s Lanham Act and Chapter 93A counterclaims to proceed to trial on certain challenged statements. The parties’ Daubert motions challenging expert witnesses were fully briefed as of October 9, 2026 and are pending with the Court. On October 8, 2026, Appian filed a motion for “realignment” of the parties to put Appian in the position of plaintiff and the Company in the position of defendant for the trial in this matter.

PEGASYSTEMS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A jury trial is currently scheduled to begin on November 30, 2026. The Company vehemently disagrees with Appian’s entitlement to any recovery, and remains confident in the merits of its claims against Appian and the damages claimed. The Company is unable to reasonably estimate likelihood of success for either party or a range of possible gain or loss given the uncertainty as to the likelihood, amount, and timing of any potential gain or loss related to its claims or Appian’s counterclaims.

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
The forward-looking statements in this Quarterly Report represent our views as of October 20, 2026.
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

Total ACV Growth 6% (7% Constant Currency)
Pega Cloud ACV Growth 20%
$2,000M
$1,500M
$1,000M
$500M
$0M
$1,557M
$742
$815
$1,653M
$677
$976
September 30, 2025
September 30, 2026
Pega Cloud ACV

(Dollars in thousands)	September 30, 2025	September 30, 2026	Change		Constant Currency Change
Pega Cloud	$815,370	$975,991	$160,621	20%	20%
Maintenance	296,955	261,321	(35,634)	(12)%	(12)%
Subscription services	1,112,325	1,237,312	124,987	11%	12%
Subscription license	444,601	415,997	(28,604)	(6)%	(6)%
	$1,556,926	$1,653,309	$96,383	6%	7%
Purchasing behaviors continue to evolve as clients subject large technology investments to greater scrutiny as AI disrupts the industry. As a result, our ACV growth rate significantly slowed during the nine months ended September 30, 2026, as compared to the same period last year. These factors may continue to adversely affect the ACV growth rate for the rest of the year.
Reconciliation of ACV and constant currency ACV

(in millions, except percentages)	September 30, 2025	September 30, 2026	1-Year Change
ACV	$1,557	$1,653	6%
Impact of changes in foreign exchange rates	—	5
Constant currency ACV	$1,557	$1,658	7%
Note: Constant currency ACV is calculated by applying the September 30, 2025 foreign exchange rates to current period shown.

Cash Flow

(Dollars in thousands)	Nine Months Ended September 30,		Change
	2025	2026
Cash provided by operating activities	$346,796	$304,299	(12)%
Investment in property and equipment	(8,485)	(14,474)
Free cash flow (1)	$338,311	$289,825	(14)%

Supplemental information (2)
Litigation settlement	$—	$9,750
Legal fees	15,022	32,864
Restructuring	1,681	15,442
Interest paid on convertible senior notes	1,754	—
Other	—	(689)
Income taxes, net of refunds	7,993	22,609
	$26,450	$79,976
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
•Litigation settlement: Cost to settle litigation arising from proceedings outside the ordinary course of business. See "Note 16. Commitments and Contingencies" in Item 1 of this Quarterly Report for further information.
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

Remaining performance obligations (“Backlog”)

Backlog Growth
Current - 10%
Total - 15%
$2,500M
$2,000M
$1,500M
$1,000M
$500M
$0M
$1,755M
$900
$855
$2,009M
$985
$1,024
September 30, 2025
September 30, 2026
Current
Long-term

Reconciliation of Backlog and Constant Currency Backlog (Non-GAAP)

(in millions, except percentages)	September 30, 2025	September 30, 2026	1-Year Growth Rate
Backlog - GAAP	$1,755	$2,009	15%
Impact of changes in foreign exchange rates	—	10
Constant currency backlog	$1,755	$2,019	15%
Note: Constant currency Backlog is calculated by applying the September 30, 2025 foreign exchange rates to current period shown.
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

RESULTS OF OPERATIONS
Revenue

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2026		2025				2026		2025
Pega Cloud	$218,925	56%	$184,549	48%	$34,376	19%	$637,890	51%	$502,415	40%	$135,475	27%
Maintenance	72,653	18%	79,649	21%	(6,996)	(9)%	222,498	18%	235,288	19%	(12,790)	(5)%
Subscription services	291,578	74%	264,198	69%	27,380	10%	860,388	69%	737,703	59%	122,685	17%
Subscription license	55,578	14%	60,758	16%	(5,180)	(9)%	232,458	19%	329,153	27%	(96,695)	(29)%
Subscription	347,156	88%	324,956	85%	22,200	7%	1,092,846	88%	1,066,856	86%	25,990	2%
Consulting	46,203	12%	56,394	15%	(10,191)	(18)%	151,202	12%	174,639	14%	(23,437)	(13)%
	$393,359	100%	$381,350	100%	$12,009	3%	$1,244,048	100%	$1,241,495	100%	$2,553	—%
•The increases in Pega Cloud revenue in the three and nine months ended September 30, 2026 were primarily due to expanded adoption of Pega Cloud by our clients.
•The decreases in maintenance revenue in the three and nine months ended September 30, 2026 were primarily due to our clients’ shift to Pega Cloud-based offerings, which do not result in maintenance revenue.
•The decrease in subscription license revenue in the three months ended September 30, 2026 was primarily due to the timing of client contract renewals. The decrease in subscription license revenue in the nine months ended September 30, 2026 was primarily due to several large multi-year contracts recognized in revenue in the nine months ended September 30, 2025.
•The decreases in consulting revenue in the three and nine months ended September 30, 2026 were primarily due to a decrease in consultant billable hours in our Americas region.
Gross profit

(Dollars in thousands)	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2026		2025				2026		2025
Pega Cloud	$170,061	78%	$146,811	80%	$23,250	16%	$497,192	78%	$396,450	79%	$100,742	25%
Maintenance	67,027	92%	74,409	93%	(7,382)	(10)%	205,316	92%	218,637	93%	(13,321)	(6)%
Subscription services	237,088	81%	221,220	84%	15,868	7%	702,508	82%	615,087	83%	87,421	14%
Subscription license	55,310	100%	60,444	99%	(5,134)	(8)%	231,452	100%	328,087	100%	(96,635)	(29)%
Subscription	292,398	84%	281,664	87%	10,734	4%	933,960	85%	943,174	88%	(9,214)	(1)%
Consulting	(2,885)	(6)%	(6,207)	(11)%	3,322	54%	(8,541)	(6)%	(19,596)	(11)%	11,055	56%
	$289,513	74%	$275,457	72%	$14,056	5%	$925,419	74%	$923,578	74%	$1,841	—%
•The decreases in Pega Cloud gross profit percent in the three and nine months ended September 30, 2026 were primarily due to increases in personnel-related costs associated with investments made to support the expansion of our cloud operations.
•The decreases in maintenance gross profit percent in the three and nine months ended September 30, 2026 were primarily due to higher compensation and benefits from increased headcount.
•The increases in consulting gross profit percent in the three and nine months ended September 30, 2026 were primarily due to decreases in compensation and benefits of $11.1 million and $29.6 million, respectively, which were attributable to our restructuring initiatives in 2025. As our technology strategy continues to evolve, we may periodically evaluate our organizational structure to align resources with business priorities.

Operating expenses

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025			2026	2025
Selling and marketing	$143,754	$140,129	$3,625	3%	$464,765	$425,329	$39,436	9%
% of Revenue	37%	37%			37%	34%
Research and development	$74,311	$78,756	$(4,445)	(6)%	$240,526	$231,826	$8,700	4%
% of Revenue	19%	21%			19%	19%
General and administrative	$38,612	$42,108	$(3,496)	(8)%	$130,925	$107,724	$23,201	22%
% of Revenue	10%	11%			11%	9%
Litigation settlement	$16,000	$—	$16,000	*	$16,000	$—	$16,000	*
% of Revenue	4%	—%			1%	—%
Restructuring	$1,975	$(5)	$1,980	*	$4,557	$(38)	$4,595	*
% of Revenue	1%	—%			—%	—%
* Not meaningful
•The increase in selling and marketing in the three months ended September 30, 2026 was primarily due to marketing program spend of $2.9 million to support future growth. The increase in selling and marketing in the nine months ended September 30, 2026 was primarily due to an increase in compensation and benefits of $20.4 million attributable to higher headcount as we continue to expand our prospective and current client engagement.
•The decrease in research and development in the three months ended September 30, 2026 was primarily due to a decrease in compensation and benefits of $7.1 million attributable to incentive compensation. The increase in research and development in the nine months ended September 30, 2026 was primarily due to an increase in cloud hosting expenses of $3.7 million and outside professional services of $2.1 million.
•The decrease in general and administrative in the three months ended September 30, 2026 was primarily due to a decrease in compensation and benefits of $7.9 million attributable to equity compensation. The increase in general and administrative in the nine months ended September 30, 2026 was primarily due to $28 million in legal fees and related expenses arising from legal proceedings outside the ordinary course of business. We expect to continue to incur additional costs for these proceedings. For additional information, see "Note 16. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
•The increases in litigation settlement in the three and nine months ended September 30, 2026 were primarily due to the estimated cost to settle ongoing litigation arising from proceedings outside the ordinary course of business. For additional information, see "Note 16. Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report.
•The increases in restructuring in the three and nine months ended September 30, 2026 were primarily due to cash severance and related costs incurred in connection with workforce reductions intended to better align roles to an AI-first delivery model. For additional information, see "Note 10. Restructuring" in Part I, Item 1 of this Quarterly Report.
Other income and expenses

(Dollars in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025			2026	2025
Foreign currency transaction gain (loss)	$589	$7,154	$(6,565)	(92)%	$1,075	$(12,179)	$13,254	*
Interest income	1,814	2,660	(846)	(32)%	7,268	11,243	(3,975)	(35)%
Interest expense	(64)	(144)	80	*	(153)	(1,172)	1,019	87%
(Loss) on capped call transactions	—	—	—	*	—	(223)	223	100%
Other income (loss), net	578	(43)	621	*	(840)	19,247	(20,087)	*
	$2,917	$9,627	$(6,710)	(70)%	$7,350	$16,916	$(9,566)	(57)%
* Not meaningful

•The changes in foreign currency transaction gain (loss) in the three and nine months ended September 30, 2026 were primarily due to fluctuations in foreign currency exchange rates associated with foreign currency-denominated receivables and intercompany balances held by our subsidiary in the United Kingdom.
•The decreases in interest income in the three and nine months ended September 30, 2026 were primarily due to lower investment balances.
•The decrease in interest expense in the nine months ended September 30, 2026 was primarily due to the repayment of the Notes at maturity on March 3, 2025.

•The changes in (loss) on capped call transactions were due to the expiration of the capped call transactions in the three months ended March 31, 2025.
•The decrease in other income (loss), net in the nine months ended September 30, 2026 was primarily due to the gain from the partial sale of a venture investment in 2025. For additional information, see "Note 11. Fair Value Measurements" in Part I, Item 1 of this Quarterly Report.
Provision for (benefit from) income taxes

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Provision for (benefit from) income taxes	$15,806	$16,790
Effective income tax rate	21%	10%
Our effective income tax rate increased in the nine months ended September 30, 2026 as compared to the prior period, primarily due to a decrease in excess tax benefits from stock-based compensation recognized in the current period and the absence of a benefit related to the valuation allowance associated with substantially all of our U.S. and U.K. deferred tax assets in the prior period.
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
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$304,299	$346,796
Investing activities	89,038	214,897
Financing activities	(402,070)	(756,391)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,590)	6,971
Net (decrease) in cash, cash equivalents, and restricted cash	$(11,323)	$(187,727)

(in thousands)	September 30, 2026	December 31, 2025
Held in U.S. entities	$101,700	$157,449
Held in foreign entities	208,011	268,350
Total cash, cash equivalents, and marketable securities	309,711	425,799
Restricted cash included in other current assets	957	1,577
Restricted cash included in other long-term assets	1,890	2,336
Total cash, cash equivalents, marketable securities, and restricted cash	$312,558	$429,712
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
Operating activities
The change in cash provided by operating activities in the nine months ended September 30, 2026 was primarily due to the timing of cash disbursements related to legal fees and related expenses arising from proceedings that originated outside of the ordinary course of business, restructuring activities, and a litigation settlement. For additional information, see “Note 16. Commitments and Contingencies” and “Note 10. Restructuring” in Part I, Item 1 of this Quarterly Report.

Investing activities
The change in cash provided by investing activities in the nine months ended September 30, 2026 was primarily due to scheduled maturities of our investments in financial instruments in anticipation of the repayment of the maturing Notes in 2025.
Financing activities
Debt financing
In November 2019, and as since amended, we entered into a $100 million senior secured revolving credit agreement (the “Credit Facility”) with PNC Bank, National Association. On October 16, 2026, the Credit Facility was amended to, among other changes, increase the borrowing capacity to $200 million and extend the expiration date to October 16, 2031.
As of September 30, 2026 and December 31, 2025, we had letters of credit of $1.7 million and $26.7 million, respectively, under the Credit Facility; however we had no cash borrowings. For additional information, see "Note 9. Debt" in Part I, Item 1 of this Quarterly Report.
Stock repurchase program
Changes in the remaining stock repurchase authority:

(in thousands) (1)	Nine Months Ended September 30, 2026
December 31, 2025	$242,254
Authorizations (2)	1,000,000
Repurchases (3)	(432,199)
September 30, 2026	$810,055
(1) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
(2) On February 10, 2026, the Company’s Board of Directors extended the expiration date of the share repurchase program from June 30, 2026 to June 30, 2027 and increased the authorized repurchase amount by $1 billion.
(3) All purchases under this program have been made on the open market.
Common stock repurchases

	Nine Months Ended September 30,
	2026		2025
(in thousands)	Shares	Amount	Shares	Amount
Repurchases paid	10,878	$432,199	8,743	$393,189
Stock repurchase program (1)	10,878	432,199	8,743	393,189
Tax withholdings for net settlement of equity awards	92	3,726	250	12,644
	10,970	$435,925	8,993	$405,833
(1) Amounts presented are exclusive of the U.S. excise tax on share repurchases.
During the nine months ended September 30, 2026 and 2025, instead of receiving cash from the equity holders, we withheld shares with a value of $2.8 million and $16.2 million, respectively, for the exercise price of options. These amounts are not included in the table above.
Dividends
We paid and intend to continue to pay a quarterly cash dividend of $0.03 per share; however, the Board of Directors may terminate or modify the dividend program without prior notice.

	Nine Months Ended September 30,
(in thousands)	2026	2025
Dividend payments to stockholders	$15,104	$10,306
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

A hypothetical 10% strengthening in the U.S. dollar against other currencies would have resulted in the following:

	Nine Months Ended September 30,
	2026	2025
(Decrease) in revenue	(5)%	(4)%
(Decrease) in net income	(17)%	(4)%
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
A hypothetical 10% strengthening in the British pound exchange rate in comparison to the Australian dollar, Euro, and U.S. dollar would have resulted in the following impact:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Foreign currency (loss)	$(21,369)	$(30,790)
ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2026. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities (1)
Common stock repurchased in the three months ended September 30, 2026:

(in thousands, except per share amounts)	Total Number of Shares Purchased (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares That May Yet Be Purchased at Period End Under Publicly Announced Share Repurchase Programs (3)(4)
July 1, 2026 - July 31, 2026	870	$28.74	870	$850,054
August 1, 2026 - August 31, 2026	628	$32.89	608	$830,054
September 1, 2026 - September 30, 2026	560	$36.92	542	$810,055
	2,058	$32.23	2,020
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
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 and non-rule 10b5-1 trading arrangements
On September 9, 2026, Leon Trefler, our Chief of Clients and Markets, modified the Rule 10b5-1 trading arrangement that he previously entered into on March 16, 2026. As modified, the Rule 10b5-1 trading arrangement provides for the sale of 26,000 shares of our common stock and will terminate on December 31, 2027, subject to early termination for certain specified events set forth in the arrangement.
Other than as disclosed above, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Credit Facility
On October 16, 2026, we entered into an amendment to our $100 million senior secured revolving credit agreement with PNC Bank, National Association to, among other changes, increase the borrowing capacity to $200 million and extend the expiration date to October 16, 2031. For additional information, see "Note 9. Debt" in Part I, Item 1 of this Quarterly Report. The description contained herein is qualified in its entirety by reference to the amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporation by Reference			Filed Herewith
		Form	Location	Filing Date
3.1	Restated Articles of Organization of the Company and Amendments thereto	8-K	3.1	6/18/25
3.2	Amended and Restated Bylaws of Pegasystems Inc.	8-K	3.2	6/15/20
10.1	Ninth Amendment to Loan Documents, dated October 16, 2026, between Pegasystems Inc. and PNC Bank, National Association				X
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.				X
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.				X
32	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer and the Chief Financial Officer.				+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+ Indicates that the exhibit is being furnished with this report and is not filed as a part of it.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pegasystems Inc.

Dated:	October 20, 2026	By:	/s/ KENNETH STILLWELL
Kenneth Stillwell
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)